Form 10-K
period 2016-12-31
GENWORTH FINANCIAL INC
filed 2017-02-27
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 15, 2017, 498,424,216 shares of Class A Common Stock, par value $0.001 per share were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.3 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2017 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the China Oceanwide transaction. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the items identified under “Part I—Item 1A—Risk Factors.” We therefore caution you against relying on any forward-looking statements.

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

We are dedicated to helping meet the homeownership and long-term care needs of our customers. We are headquartered in Richmond, Virginia. We facilitate homeownership in the United States and internationally by providing mortgage insurance products that allow people to purchase homes with low down payments while protecting lenders against the risk of default. Through our homeownership education and assistance programs, we also help people keep their homes when they experience financial difficulties. We offer individual and group long-term care insurance products to meet consumer needs for long-term care. On March 7, 2016, we suspended sales of our traditional life insurance and fixed annuity products.

We operate our business through five operating segments:

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based. For the year ended December 31, 2016, our U.S. Mortgage Insurance segment’s income from continuing operations available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders were $249 million and $250 million, respectively.

•	Canada Mortgage Insurance. We offer flow mortgage insurance and also provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk in Canada. For the year ended December 31, 2016, our Canada Mortgage Insurance segment’s income from continuing operations available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders were $159 million and $146 million, respectively.

•	Australia Mortgage Insurance. In Australia, we offer flow mortgage insurance and selectively provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. For the year ended December 31, 2016, our Australia Mortgage Insurance segment’s income from continuing operations available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders were $65 million and $62 million, respectively.

•	U.S. Life Insurance. We offer long-term care insurance products as well as service traditional life insurance and fixed annuity products in the United States. For the year ended December 31, 2016, our U.S. Life Insurance segment had a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $146 million and $215 million, respectively.

•	Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold but we continue to service our existing blocks of business. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the year ended December 31, 2016, our Runoff segment’s income from continuing operations available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders were $25 million and $28 million, respectively.

In addition to our five operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for information related to discontinued operations. For the year ended December 31, 2016, Corporate and Other activities had a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $600 million and $587 million, respectively.

We had $12.6 billion of total Genworth Financial, Inc.’s stockholders’ equity and $104.7 billion of total assets as of December 31, 2016. For the year ended December 31, 2016, our revenues were $8.4 billion and we had a net loss available to Genworth Financial, Inc.’s common stockholders of $0.3 billion.

Strategic Update

We continue to focus on improving business performance, reducing financial leverage and increasing financial and strategic flexibility across the organization. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and restructuring our U.S. life insurance businesses.

China Oceanwide Transaction

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“the Parent”), a limited liability company incorporated in the People’s Republic of China, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Parent. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of the Parent. The Parent is a newly formed subsidiary of China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. The agreement concludes our previously announced strategic review process, which we have undertaken over the past two years. The transaction is subject to approval by Genworth’s stockholders as well as other closing conditions, including the receipt of required regulatory approvals in the U.S., China, and other international markets. Both parties are engaging with regulators regarding the applications and the pending transaction. Genworth and China Oceanwide continue to expect the transaction to close by mid-2017.

As part of the transaction China Oceanwide has additionally committed to contribute $600 million of cash to us to address our debt maturing in 2018, on or before its maturity, as well as $525 million of cash to our U.S. life insurance businesses. This contribution is in addition to $175 million of cash previously committed by Genworth Holdings to our U.S. life insurance businesses to pursue their restructuring as described below. These contributions, in addition to addressing the 2018 debt maturity, are intended to increase the likelihood of obtaining regulatory approvals for the China Oceanwide transaction as well as help achieve our strategic objectives of improving Genworth’s overall financial strength and flexibility and supporting the restructuring of our U.S. life insurance businesses, as described further below.

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

Restructuring of U.S. Life Insurance Businesses

In February 2016, we announced that one of our strategic objectives was to separate, then isolate, through a series of transactions, our long-term care insurance business from our other U.S. life insurance businesses. We intend to continue to pursue this plan in connection with the China Oceanwide transaction, with some differences from our previously announced restructuring plan. Our goal under the plan is to align substantially all of our in-force life insurance and annuity business under Genworth Life and Annuity Insurance Company (“GLAIC”), our Virginia domiciled life insurance company, and all long-term care insurance business under Genworth Life Insurance Company (“GLIC”), our Delaware domiciled life insurance company. Based on China Oceanwide’s $525 million capital commitment, together with the $175 million of cash previously committed by Genworth Holdings, Genworth Holdings will pursue the purchase of GLAIC from GLIC at fair market value. We will also pursue a variety of reinsurance transactions. Taking these actions would achieve our strategic objective of separating and isolating our long-term care insurance business from our other U.S. life insurance businesses, and regulatory approval to do so is a condition to the closing of the China Oceanwide transaction. China Oceanwide has no future obligation and has expressed no intention to contribute additional capital to support our legacy long-term care insurance business.

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

Strategic Alternatives

If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. Prior to the announcement of the China Oceanwide transaction, we previously disclosed that after discussions with regulators, we believed as a first step, we might only be able to distribute a portion of GLAIC to the holding company. As a result of the recent performance of our long-term care and life insurance businesses and the charges we recorded in the third and fourth quarters of 2016, absent the China Oceanwide transaction and any alternative commitment of external capital, we believe there would be considerable pressure on the feasibility and timing of achieving a partial unstacking of GLAIC in the foreseeable future, if at all; increased pressure on and potential downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share of the U.S. mortgage insurance industry; and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt. In the absence of an alternative third-party transaction, which we can neither predict nor guarantee, we believe we would be required to pursue asset sales to address these challenges, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business.

BLAIC Repatriation

In February 2016, as part of restructuring our U.S. life insurance businesses, we also announced an initiative to repatriate existing reinsured business from Brookfield Life and Annuity Insurance Company Limited (“BLAIC”), our primary Bermuda domiciled captive reinsurance subsidiary, to our U.S. life insurance subsidiaries in 2016. Effective April 1, 2016, we recaptured a block of universal life insurance from BLAIC to GLAIC. In addition, effective July 1, 2016, we recaptured a block of term life insurance from BLAIC to GLAIC and terminated a term life insurance excess of loss treaty with BLAIC. The repatriation was completed through the merger of BLAIC into GLIC in October 2016. As part of the repatriation, all parental support provided to BLAIC, including the capital maintenance agreement that previously existed between Genworth Financial International Holdings, LLC and BLAIC, was terminated. There was no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as the financial impact of these reinsurance transactions had been eliminated in consolidation. However, the repatriation transaction adversely impacted GLIC’s risk-based capital (“RBC”) ratio by eight points in the fourth quarter of 2016.

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

For a discussion of the risks associated with the China Oceanwide transaction and our strategic alternatives, see “Item 1A—Risk Factors—The proposed transaction with China Oceanwide may not be completed or may not be completed under the timeframe, terms or manner currently anticipated, which could have a material adverse effect on us and our stock price.”

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

We have been providing mortgage insurance products and services in the United States since 1981 and operate in all 50 states and the District of Columbia. Our principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. For the year ended December 31, 2016, approximately 19% of new insurance written in our U.S. mortgage insurance business was attributable to our largest five lender customers, with no customer representing more than 10% of new insurance written.

The U.S. private mortgage insurance industry is affected in part by the requirements and practices of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation

(“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises and we refer to them collectively as the “GSEs.” The GSEs purchase and provide guarantees on residential mortgages as part of their governmental mandate to provide liquidity through the secondary mortgage market. The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum, known as the “conforming loan limit,” which was $417,000 (up to $625,000 in certain high-cost geographic areas of the country) as of December 31, 2016 and subject to annual adjustment. Effective January 1, 2017, these limits increased to $424,100 and $636,150, respectively.

Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage in excess of 80% of the value of the property securing the mortgage is protected against default by lender recourse, participation or by a qualified insurer. Much of the demand for private mortgage insurance is a function of the requirements of the GSEs. The GSEs purchased the majority of the flow loans we insured as of December 31, 2016. The GSEs specify mortgage insurance coverage levels and also have the authority to change the pricing arrangements for purchasing retained-participation mortgages, or mortgages with lender recourse, as compared to insured mortgages, increase or reduce required mortgage insurance coverage percentages, and alter or liberalize underwriting standards and pricing terms on low-down-payment mortgages they purchase. In furtherance of their respective charter requirements, each GSE maintains eligibility criteria to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for high loan-to-value mortgages they acquire. For more information about the financial and other requirements of the GSEs for our U.S. mortgage insurance subsidiaries, see “—Regulation—Mortgage Insurance Regulation—Other regulation.”

Selected financial information and operating performance measures regarding our U.S. Mortgage Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Mortgage Insurance segment.”

Products and services

The majority of our U.S. mortgage insurance policies provide primary default loss protection on a portion (typically 10% to 40%, known as the “coverage percentage”) of the outstanding principal balance of an individual mortgage loan plus specified expenses. The lender selects the coverage percentage at the time the loan is originated, often to comply with loan investor requirements. Primary mortgage insurance is placed through flow or bulk mortgage insurance policies.

Flow insurance applications are submitted on a loan by loan basis, either before or shortly after the loan closes (usually no more than 120 days from loan closing). The loan amount and coverage percentage determine our risk in-force on each insured loan. The lender may require the borrower to pay for the mortgage insurance under the terms of the mortgage in which case the premium is typically included in the borrower’s monthly mortgage payment (“borrower paid mortgage insurance”). Lenders also may offer to finance the premium by including it in the loan balance and disbursing funds to the mortgage insurer at the loan closing. Lenders may also directly fund the insurance premium (“lender paid mortgage insurance”) and may seek to recover that expense from the interest or fees charged on the mortgage. Our primary mortgage insurance policies are predominantly flow mortgage insurance policies.

Bulk mortgage insurance transactions provide primary coverage on a finite set of individual loans identified by the bulk policy. Bulk policies may contain coverage percentages and provisions limiting the insurer’s obligation to pay clams until a threshold amount is reached (known as a “deductible”) or capping the insurer’s potential aggregate liability for claims payments (a “stop loss”). The lender may negotiate terms and conditions of bulk policies, such as the level of deductibles and stop losses. In addition, loans that we insure in bulk mortgage insurance transactions with loan-to-value ratios above 80% typically are also covered by flow mortgage insurance, written either by us or another private mortgage insurer. We base the premium on our bulk mortgage insurance upon our evaluation of the overall risk of the insured loans included in a transaction and we negotiate the premium directly with the securitizer or other owner of the loans. Premiums for bulk mortgage insurance transactions generally are paid monthly by lenders, investors or a securitization vehicle in connection with a securitization transaction or the sale of a loan portfolio.

In addition to flow and bulk primary mortgage insurance, we have in prior years written mortgage insurance on a pool basis. Under pool insurance, the mortgage insurer provides coverage for 100% of the loss on a loan (i.e., without the application of a coverage percentage on individual loans within the pool). Pool insurance typically is secondary coverage to any primary insurance that may be on a loan and the insurer typically is no longer required to cover losses above an aggregate limit (the “stop loss”). Lenders negotiate the terms and conditions of pool coverage including loan type eligibility, stop losses, premium amounts and coverage termination.

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

Underwriting and pricing

Insurance applications comprised in part of information from the loan application file for all flow loans we insure are reviewed to determine eligibility based on underwriting guidelines we approve as well as to establish the applicable premium. We evaluate each borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. Loan applications for flow mortgage insurance are either directly reviewed by us (or our contract underwriters), or as noted below, by lenders under delegated authority and either may utilize automated underwriting systems. A substantial number of our mortgage lender customers underwrite loan applications for mortgage insurance under a delegated underwriting program, in which we permit approved lenders to commit us to insure loans using our pre-approved underwriting guidelines, including credit scores. When underwriting bulk mortgage insurance transactions, we evaluate characteristics of the loans in the portfolio, including credit scores, and examine all or a sample of loan files. We set premiums at the time a certificate of insurance is issued based on our expectations regarding likely performance of a loan. Once a certificate of coverage is issued, we are not able to alter the premium charged or cancel coverage without cause. We continue to monitor current housing conditions and the performance of our books of business to determine if we need to make further changes in our pricing or underwriting guidelines and practices.

Fair Isaac Company (“FICO”) developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. “A minus” loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. As of December 31, 2016, on a risk in-force basis and at the time of loan closing, approximately 98% of our primary insurance loans were “prime” in credit quality with FICO credit scores of at least 620 and approximately 2% had FICO credit scores between 575 and 619.

Loss mitigation

Under our flow master policy, upon receipt of a valid claim we are generally required to pay the coverage percentage specified in the certificate of insurance and related expenses, but we also have the option to pay the lender an amount equal to the total unpaid loan principal (i.e., without applying the coverage percentage), delinquent interest and other expenses incurred with the default and foreclosure, and acquire title to the property. If a property is sold by the lender to a third party with our approval, the claim amount may be reduced or eliminated. We work closely with lenders who identify and monitor delinquent borrowers. When a delinquency cannot be cured through basic collections, we have the right to approve loan modifications and seek the cooperation of servicers in modifying the terms and conditions of delinquent mortgage loans so as to enable borrowers to stay in their home and avoid foreclosure, thereby potentially reducing our claims. We have granted loss mitigation delegation to servicers whereby they perform loss mitigation efforts on our behalf. Moreover, the Consumer Financial Protection Bureau (“CFPB”) has promulgated a final rule obligating servicers to engage in loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or efforts to sell the property thereby potentially reducing claim amounts to us.

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

Private mortgage insurers. The U.S. private mortgage insurance industry remains highly competitive. There are currently six active mortgage insurers, including us.

Mortgage lenders, the GSEs and other participants in the mortgage finance industry. We have experienced competition in recent years from various participants in the mortgage finance industry including loan originators, the GSEs, investment banks and other purchasers of interests in mortgages as well as reinsurers and other participants in the capital markets. Competition from lenders has been in the form of self-insurance or origination of simultaneous second mortgages used to bring the loan-to value ratio of a first mortgage below the level where mortgage insurance is required by the GSEs. The GSEs have recently entered into risk sharing transactions with financial institutions other than mortgage insurers designed to reduce the risk of their mortgage portfolios partly in response to their conservator, the Federal Housing Finance Agency (“FHFA”). Third-party reinsurers have entered into recent transactions with mortgage insurers, including one of our U.S. mortgage insurance subsidiaries, pursuant to which the third-party reinsurer assumes mortgage insurance risk for a fee. We may also compete with structured transactions in the capital markets and other financial instruments designed to mitigate the risk of mortgage defaults, such as credit default swaps and credit linked notes.

Canada Mortgage Insurance

We entered the Canadian mortgage insurance market in 1995 and operate in every province and territory. We are currently the leading private mortgage insurer in the Canadian market.

In July 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, completed an IPO of its common shares and we currently hold approximately 57.2% of the outstanding common shares of Genworth Canada on a consolidated basis, with Genworth Financial International Holdings, LLC (“GFIH”) holding 40.6% and our U.S. mortgage insurance business holding 16.6%. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

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

Government guarantee eligibility

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”). Under the terms of PRMHIA, the Canadian government guarantees the benefits payable under a mortgage insurance policy, less 10% of the original principal amount of an insured loan, in the event that we fail to make claim payments with respect to that loan because of insolvency. We pay the Canadian government a risk fee for this guarantee. Because banks are not required to maintain regulatory capital on an asset backed by a sovereign guarantee, our 90% sovereign guarantee permits lenders purchasing our mortgage insurance to reduce their regulatory capital charges for credit risks on mortgages by 90%. Our primary government-sponsored competitor receives a 100% sovereign guarantee. The maximum outstanding insured exposure for private insured mortgages is CAD$350.0 billion, and the risk fee that we and other private mortgage insurers pay to the Canadian government is equal to 2.25% of gross premiums written.

Over the past several years, the Canadian government implemented a series of revisions to the rules for government guaranteed mortgages. We have incorporated these revisions into our underwriting guidelines. For more information about PRMHIA, see “—Regulation—Mortgage Insurance Regulation—Canada regulation.”

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

Loan applications for flow mortgage insurance in Canada are processed through a system that analyzes the data based on pre-established criteria and systematically determines the approval status. Our employees manually review loans that do not meet the criteria for automated decisioning. We have established an audit plan to review underwritten loans to ensure that documentation supports the data provided by lenders. Our audit teams request and review samples (statistically valid and/or stratified) of performing loans. Once an audit review has been completed, our audit teams summarize and evaluate their findings against policy. If our audit teams detect non-compliance issues, we work with the lender to develop appropriate corrective actions.

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

Residential mortgage financing in Canada is concentrated in the country’s largest five banks and a limited number of other mortgage originators. The majority of our business in Canada comes from this group of residential mortgage originators. For example, our largest lender customer represented 18% of total gross written premiums in our mortgage insurance business in Canada for the year ended December 31, 2016. No other lender customer accounted for more than 10% of gross written premiums.

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

Australia Mortgage Insurance

We entered the Australian mortgage insurance market in 1997. In 2016, we were a leading provider of mortgage insurance in Australia based upon flow new insurance written.

In May 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), a holding company for Genworth’s Australian mortgage insurance business, completed an IPO of its common shares and we currently beneficially own 52.0% of the ordinary shares of Genworth Australia through subsidiaries. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

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

Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. The Australian Prudential Regulation Authority (“APRA”) makes and enforces the rules which govern authorized deposit-taking institutions (“ADIs”). APRA uses an application of international capital standards issued by the Basel Committee on Banking Supervision, which are collectively termed Basel II, that generally allow for reduced capital requirements for high loan-to-value residential mortgage loans if they have been insured by a mortgage insurance company regulated by APRA. APRA’s application of Basel II for ADIs uses an internal ratings-based (“IRB”) approach in which the IRB models must be APRA approved. The IRB models may or may not allocate capital credit for LMI. We do not believe that the IRB models for ADIs currently benefit from an explicit reduction in their capital requirements for mortgage loans covered by mortgage insurance. We also believe that APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk. APRA’s insurance authorization conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.

We also provide bulk mortgage insurance in Australia mainly to APRA-regulated lenders that intend to securitize Australian residential loans they have originated. Bulk mortgage insurance serves as an important source of credit enhancement for the Australian securitization market, and our bulk coverage is generally purchased for low loan-to-value, seasoned loans, and accounted for approximately 4% of new insurance written in our Australian mortgage insurance business for the year ended December 31, 2016.

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

We regularly take actions to reduce our new business risk profile, which include: tightening underwriting guidelines, product restrictions, reducing new business in geographic areas we believe are more economically sensitive, and terminating commercial relationships as a result of weaker business performance. We have also increased prices for certain products based on periodic reviews of performance, with a focus on higher risk segments. We believe these underwriting and pricing actions have improved our performance on newer books of business.

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

Distribution and customers

We maintain a dedicated sales force that markets our mortgage insurance products in Australia to lenders. Our sales force markets to financial institutions and mortgage originators.

There is concentration among a small group of banks that write most of the residential mortgage loans in Australia. We maintain strong relationships within the major bank and regional bank channels, as well as building societies, credit unions and non-bank mortgage originators called mortgage managers. The four largest mortgage originators in Australia provide the majority of the financing for residential mortgage financing in that country. Our mortgage insurance business in Australia is concentrated in a small number of key customers. For the year ended December 31, 2016, approximately 78% and 71%, respectively, of our new insurance written and gross written premiums in our mortgage insurance business in Australia were attributable to our largest three customers, with the largest customer representing 36% and 47%, respectively, of new insurance written and gross written premiums during that year. The term of the current supply and service contract with our largest customer in our mortgage insurance business in Australia expired on December 31, 2016. In November 2016, we entered into a new contract with this customer and it took effect on January 1, 2017 and has a term of three years. The contract with our second largest customer expires at the end of February 2017. Our mortgage insurance business in Australia remains in discussions with that customer and is aware that they are considering alternatives to mortgage insurance. The contract with our third largest customer is set to expire in November 2017 with a 12-month extension option at the customer’s discretion but can be terminated at any time by either party with a 90-day notification period.

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

Competition

The Australian flow mortgage insurance market is primarily served by us and one other private mortgage insurance company, as well as certain lender-affiliated captive mortgage insurance companies. In addition, some lenders self-insure certain high loan-to-value mortgage risks. We compete primarily based upon our reputation for high quality customer service, quick decision making on insurance applications, strong underwriting expertise and flexibility in terms of product development and provision of support services.

U.S. Life Insurance

Through our U.S. Life Insurance segment, we offer long-term care insurance products. On March 7, 2016, we suspended sales of our traditional life insurance and fixed annuity products. While we no longer sell these products, we continue to service our existing retained and reinsured blocks of business. Future long-term care solutions may include over time new life insurance and fixed annuity products with accelerated benefit or other features that address long-term care needs and expand access to broader consumer groups.

Selected financial information and operating performance measures regarding our U.S. Life Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Life Insurance segment.”

Long-term care insurance

We established ourselves as a pioneer in long-term care insurance 40 years ago and remain a leading provider in the industry. Our experience helps us plan for disciplined growth built on a foundation of risk management, product innovation and claims processing expertise. We believe our hedging strategies and reinsurance reduce some of the risks associated with these products.

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

We previously launched an enhanced product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates, benefit levels and adjusting other coverage options. In support of this product, we are investing in targeted distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products and distribution strategies that we believe will help expand the long-term care insurance market over time and meet broader consumer needs. We have suspended sales in Massachusetts, New Hampshire and Vermont, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force policies.

Underwriting

We employ medical underwriting procedures to assess and quantify risks before we issue our individual long-term care insurance policies. Our group long-term care insurance product utilizes various underwriting processes, including modified guaranteed underwriting for actively at work employees and full medical underwriting for employees outside their enrollment window, retirees or others, including spouses of actively at work employees. We periodically review our underwriting requirements and have made, and may make changes to processes as needed.

Pricing

We have accumulated extensive pricing and claims experience, and believe we have the largest claims database in the industry. The overall financial performance of our long-term care insurance business depends primarily on the accuracy of our pricing assumptions, including for morbidity and mortality experience, persistency and investment yields. Our claims database provides us with substantial data that has helped us develop pricing methodologies for our newer policies. We tailor pricing based on segmented risk categories, including couples, gender, medical history and other factors. Financial performance on older policies issued without the full benefit of this experience has been worse than initially assumed in pricing of those blocks. We continually monitor trends and developments and update assumptions that may affect the risk, pricing and profitability of our long-term care insurance products and adjust our new product pricing and other terms, as appropriate. We also work with medical advisors and health industry experts which provide insights on emerging morbidity and medical trends, enabling us to be more proactive in our risk segmentation, pricing and product development strategies.

In-force rate actions

As part of our strategy for our long-term care insurance business, we have been implementing, and will continue to pursue, significant premium rate increases on our in-force blocks of business, as needed. The goal of our rate actions already implemented, as well as future rate actions, is to mitigate losses on our older generation policy series and help offset higher than priced-for loss ratios and lower returns on newer generation products. Our approved premium rate actions may cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. For all of these rate action filings, we received 96 filing approvals from 25 states in 2016, representing a weighted-average increase of 28% on approximately $719 million in annualized in-force premiums. We also submitted 79 new filings in 32 states in 2016 on approximately $834 million in annualized in-force premiums.

The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time. For certain risks related to our long-term care insurance premiums and rate increases, see “Item 1A—Risk Factors—We may not be able to increase premiums or reduce benefits on our in-force long-term care insurance policies by enough or quickly enough and the rate actions or reduced benefits currently being implemented and any future rate actions may adversely affect demand for our long-term care insurance products, our reputation in the market, our results of operations and our financial condition.”

Distribution

Currently, we distribute our products primarily through appointed independent producers and employer groups. We expect to deepen existing relationships with select distribution partners whose priorities closely align with ours. Additionally, we intend to focus on forming new partnerships that may incrementally expand our customer reach, especially to those in the middle market. Across all channels, we expect to prioritize closer relationships with consumers.

Recent rating agency actions and our lower ratings have resulted in certain distributor suspensions. We expect that our sales will continue to be adversely impacted by our current ratings. Future adverse ratings announcements or actions would further negatively impact our sales levels.

Competition

Competition in the long-term care insurance industry is primarily from a limited number of insurance companies. Our products compete by providing consumers with an array of long-term care coverage solutions. A broad set of insurers compete in the combination product market whereby they offer life insurance products with riders that accelerate or enhance benefits based upon a long-term care need, and other combination products. We expect that continued changes in the competitive landscape of the long-term care insurance market as well as our financial strength ratings will continue to impact our sales levels.

Life insurance

Life insurance products provide protection against financial hardship after the death of an insured. Some of these products also offer a savings element that can help accumulate funds to meet future financial needs. Our traditional life insurance product offerings previously included universal and term life insurance. Our universal life insurance products previously included an index universal life product and linked-benefit products, combining a universal life insurance contract with a long-term care insurance rider. We also have in-force blocks of term universal life and whole life insurance.

Fixed annuities

Fixed annuity products help individuals create dependable income streams for life or for a specified period of time and help them save and invest to achieve financial goals. Our traditional fixed annuity product offerings previously included single premium deferred annuities, single premium immediate annuities and structured settlements.

Products

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

Runoff

The Runoff segment includes the results of non-strategic products which have not been actively sold but we continue to service our existing blocks of business. Our non-strategic products primarily include variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of funding agreements, FABNs and GICs.

Selected financial information and operating performance measures regarding our Runoff segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Runoff segment.”

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

Variable annuities generally provide us fees including mortality and expense risk charges and, in some cases, administrative charges. The fees equal a percentage of the contractholder’s policy account value or related benefit base value, and as of December 31, 2016, ranged from 0.75% to 4.20% per annum depending on the features and options within a contract.

Our variable annuity contracts with a basic GMDB provide a minimum benefit to be paid upon the annuitant’s death, usually equal to the larger of the annuitant’s account value or the amount of net deposits. Some contractholders also have riders that provide enhanced death benefits. Assuming every annuitant died on December 31, 2016, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $4,975 million and a related death benefit exposure, or net amount at risk, of $161 million.

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

Other accident and health insurance

Our other accident and health insurance includes Medicare supplement insurance reinsured to a third party, and certain disability, accident and health insurance that we no longer sell but continue to manage our existing block of business.

Corporate and Other Activities

Our Corporate and Other activities include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside our operating segments, including discontinued operations. We have a presence in the private mortgage insurance market in Mexico and maintain a license in Korea with a small portfolio currently in runoff. We are also a minority shareholder of a joint venture partnership in India that offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. The financial impact of this joint venture was minimal during 2016, 2015 and 2014.

Corporate and Other activities also previously included our mortgage insurance businesses in Europe. On May 9, 2016, Genworth Mortgage Insurance Corporation (“GMICO”) completed the sale of our European mortgage insurance business to AmTrust Financial Services, Inc. and received net proceeds of approximately $50 million. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

On December 1, 2015, we sold our lifestyle protection insurance business to AXA for approximately $493 million. This business was accounted for as discontinued operations and its financial position, results of operations and cash flows were separately reported for all periods presented. We received net proceeds of approximately $400 million from the sale. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

Selected financial information and operating performance measures regarding our Corporate and Other activities are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other activities.”

International Operations

Our total revenues attributed to international operations for the years ended December 31, 2016, 2015 and 2014 were approximately $1.1 billion, $1.1 billion and $1.2 billion, respectively. More information regarding our international operations and revenue in our largest countries is presented in note 19 to the consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Financial databases and information systems

Our financial databases and information systems technology are important tools in our risk management. For example, we believe we have the largest database for long-term care insurance claims with over 40 years of experience in offering those products. We also have substantial experience in offering individual life insurance products with a large database of claims experience. We have extensive data on the performance of mortgage originations in the United States and other major markets we operate in which we use to assess the drivers and distributions of delinquency and claims experience.

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

We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess of loss or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. For example, in addition to reinsuring mortality risk on our life insurance products, we are coinsuring approximately 20% of all our long-term care insurance sales. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers were $17.8 billion and $17.2 billion as of December 31, 2016 and 2015, respectively.

We focus on obtaining reinsurance from a diverse group of reinsurers. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers at least annually. Our U.S. life insurance subsidiaries have established standards and criteria for our use and selection of reinsurers. In order for a new reinsurer to participate in our current program, without collateralization, we require the reinsurer to have an Standard & Poor’s Financial Services, LLC’s (“S&P”) rating of “A-” or better or a Moody’s Investors Service, Inc. (“Moody’s”) rating of “A3” or better and a minimum capital and surplus level of $350 million. If the reinsurer does not have these ratings, we generally require them to post collateral as described below. In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk. Typically, in such cases, the reinsurer must either maintain minimum specified ratings and RBC ratios or provide the specified quality and quantity of collateral. Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements. We have been required to post collateral when purchasing books of business.

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

The following table sets forth our exposure to our principal reinsurers in our U.S. life insurance subsidiaries as of December 31, 2016:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$14,437
RGA Reinsurance Company	1,116
Munich American Reassurance Company	639
Riversource Life Insurance Company (2)	506
General Re Life Corporation	395

(1)	We have several significant reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, General Electric Company (“GE”), which results in a significant concentration of reinsurance risk. UFLIC’s obligations to us are secured by trust accounts. See note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”
(2)	Our reinsurance arrangement with Riversource Life Insurance Company covers a runoff block of single premium term life insurance policies.

We reinsure a portion of our U.S. mortgage insurance risk in order to obtain credit towards the private mortgage insurer eligibility requirements (“PMIERs”) capital requirements. The reinsurance transaction covering our 2016 and 2017 book years and the three reinsurance transactions executed during 2015 covering our 2009 through 2015 book years provided an aggregate of approximately $530 million of PMIERs capital credit as of December 31, 2016. The reinsurance coverage is provided by a panel of reinsurance partners each currently rated “A-” or better by S&P or A.M. Best Company, Inc. (“A.M Best”). The transactions are structured as excess of loss coverage where both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception. Each reinsurance treaty has a term of 10 years and grant to Genworth a unilateral right to commute prior to the full term, subject to certain performance triggers.

In our mortgage insurance business in Australia, all of the reinsurance treaties are on an excess of loss basis that are designed to attach only under stress loss events and are renewable (with the agreement of both us and the relevant reinsurers) on a periodic basis. As of December 31, 2016, our Australian mortgage insurance business had six portfolio excess of loss reinsurance treaties with an aggregate coverage limit of AUD$900 million. As of January 1, 2017, our Australian mortgage insurance business had seven excess of loss treaties with an aggregate coverage limit to AUD$950 million. This coverage is provided by approximately 20 reinsurance partners, each currently rated “A” or better by S&P and/or A.M. Best. All of the treaties qualify for full capital credit offset within APRA’s regulatory capital requirements and have a two to four year base term with options to extend for three to six years.

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

As of February 27, 2017, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	BB+ (Marginal)	Ba1 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Company Canada	A+ (Strong)	Not rated	AA (Superior)
Genworth Financial Mortgage Insurance Pty. Limited (Australia) (1)	A+ (Strong)	A3 (Good)	Not rated

(1)	Also rated “A+” by Fitch Ratings (“Fitch”).

As of February 27, 2017, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and A.M. Best as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	BB- (Marginal)	Ba2 (Questionable)	B (Fair)
Genworth Life and Annuity Insurance Company	BB- (Marginal)	Baa2 (Adequate)	B++ (Good)
Genworth Life Insurance Company of New York	BB- (Marginal)	Ba2 (Questionable)	B (Fair)

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

Following our announcements regarding the China Oceanwide transaction and charges in our long-term care insurance business, rating agencies took a variety of adverse rating actions with respect to our principal life insurance subsidiaries. On October 25, 2016, A.M. Best downgraded the financial strength ratings of GLIC and GLICNY to “B” from “B++” but affirmed GLAIC’s financial strength rating at “B++.” A.M. Best has placed all of our ratings under review with negative implications. On October 24, 2016, S&P placed the ratings of Genworth Holdings, GMICO and GLAIC on CreditWatch with developing implications after downgrading GLAIC to “BB-” from “BB” on September 15, 2016. S&P also placed GLIC and GLICNY on CreditWatch with negative implications after downgrading these subsidiaries to “BB-” from “BB” on September 15, 2016. S&P made no changes to its ratings of our mortgage insurance businesses in Canada and Australia. On October 24, 2016, Moody’s downgraded GLIC and GLICNY to “Ba2” from Ba1” and ratings of these insurance subsidiaries remain on review for downgrade. At the same time, Moody’s also announced its continued review of Genworth Holdings and GLAIC for downgrade. Moody’s affirmed GMICO’s rating with stable outlook. Moody’s made no changes to its rating of our mortgage insurance business in Australia.

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

We use both internal and external asset managers to take advantage of expertise in particular asset classes or to leverage country-specific investing capabilities. We internally manage certain asset classes for our domestic insurance operations, including public government, municipal and corporate securities, structured securities, commercial mortgage loans, privately placed debt securities and derivatives. We utilize external asset managers for most of our international portfolios, as well as select asset classes. Management of investments for our international operations is overseen by the investment committees reporting to the boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets in our Canadian and Australian mortgage insurance businesses are managed by unaffiliated investment managers located in their respective countries. As of December 31, 2016 and 2015, approximately 10% and 9%, respectively, of our invested assets were held by our international businesses and were invested primarily in non-U.S.-denominated securities.

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

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, including tax-exempt bonds, consisted principally of publicly traded and privately placed debt securities, and represented 82% and 78%, respectively, of total cash, cash equivalents and invested assets as of December 31, 2016 and 2015.

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

The following table presents our public, private and total fixed maturity securities by the Nationally Recognized Statistical Rating Organizations (“NRSRO”) designations and/or equivalent ratings, as well as the percentage, based upon fair value that each designation comprises. Certain fixed maturity securities that are not rated by an NRSRO are shown based upon internally prepared credit evaluations.

	December 31,
(Amounts in millions)	2016			2015
NRSRO designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA	$13,254	$14,264	32%	$13,513	$14,785	34%
AA	4,086	4,283	9	3,904	4,121	10
A	11,544	12,659	28	11,152	12,155	28
BBB	11,603	12,380	28	10,386	10,720	25
BB	1,256	1,334	3	1,240	1,200	3
B	154	151	—	72	63	—
CCC and lower	50	60	—	82	92	—

Total public fixed maturity securities	$41,947	$45,131	100%	$40,349	$43,136	100%

Private fixed maturity securities
AAA	$1,623	$1,661	11%	$1,479	$1,531	10%
AA	1,911	1,970	13	1,844	1,899	13
A	4,579	4,719	30	4,578	4,731	31
BBB	6,133	6,265	41	5,951	6,003	40
BB	760	763	5	828	777	5
B	52	51	—	118	104	1
CCC and lower	9	12	—	14	16	—

Total private fixed maturity securities	$15,067	$15,441	100%	$14,812	$15,061	100%

Total fixed maturity securities
AAA	$14,877	$15,925	26%	$14,992	$16,316	28%
AA	5,997	6,253	10	5,748	6,020	11
A	16,123	17,378	29	15,730	16,886	29
BBB	17,736	18,645	31	16,337	16,723	29
BB	2,016	2,097	4	2,068	1,977	3
B	206	202	—	190	167	—
CCC and lower	59	72	—	96	108	—

Total fixed maturity securities	$57,014	$60,572	100%	$55,161	$58,197	100%

Based upon fair value, public fixed maturity securities represented 75% and 74%, respectively, of total fixed maturity securities as of December 31, 2016 and 2015. Private fixed maturity securities represented 25% and 26%, respectively, of total fixed maturity securities as of December 31, 2016 and 2015.

We diversify our corporate securities by industry and issuer. As of December 31, 2016, our combined holdings in the 10 corporate issuers to which we had the greatest exposure were $2.3 billion, which was approximately 3% of our total cash, cash equivalents and invested assets. The exposure to the largest single corporate issuer held as of December 31, 2016 was $294 million, which was less than 1% of our total cash, cash equivalents and invested assets. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on diversification by sector.

We do not have material unhedged exposure to foreign currency risk in our invested assets of our U.S. operations. In our international insurance operations, both our assets and liabilities are generally denominated in local currencies.

Further analysis related to our investments portfolio as of December 31, 2016 and 2015 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

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

Selected financial information regarding our other invested assets and derivative instruments as of December 31, 2016 and 2015 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

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

U.S. Insurance Regulation

Our U.S. insurers are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies, but Insurance Laws generally govern the financial condition of insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, Insurance Laws usually require the licensing of insurers and agents, and the approval of policy forms, related materials and the rates for certain lines of insurance. For example, in most states where our U.S. mortgage insurance subsidiaries are licensed, we are required to file rates before we are authorized to charge premiums. In some states, these rates must be approved before their use. Likewise, changes in rates must be filed and receive approval. In general, states may require actuarial justification on the basis of the insurer’s loss experience, expenses and future projections. In addition, states may consider general default experience in the U.S. mortgage insurance industry in assessing the premium rates charged by U.S. mortgage insurers.

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

Our U.S. subsidiary insurers’ payment of dividends or other distributions to our holding company is regulated by the Insurance Laws of their respective domiciliary states, and insurers may not pay an “extraordinary” dividend or distribution, or pay a dividend except out of earned surplus, without prior regulatory approval. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end or

•	the statutory net gain from the insurer’s operations (if a life insurer) or the statutory net income (loss) (if not a life insurer) during the prior calendar year.

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

The National Association of Insurance Commissioners (the “NAIC”) adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment (“ORSA”) Summary Report. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Most states have adopted the ORSA Model Act. Under ORSA, we are required to:

•	regularly, no less than annually, conduct an ORSA to assess the adequacy of our risk management framework, and current and estimated projected future solvency position;

•	internally document the process and results of the assessment; and

•	provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group and make such report available, upon request, to other domiciliary state regulators within the holding company group.

The NAIC has adopted several model laws and regulations as part of its Solvency Modernization Initiative. In November 2014, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation (the “Corporate Governance Model Act and Regulation”), which would require insurers to disclose detailed information regarding their governance practices. To date, the Corporate Governance Model Act and Regulation have been adopted in approximately 10 states, but not in any of the states where our insurance subsidiaries are domiciled. In December 2014, the NAIC adopted amendments to the insurance holding company model act and regulations (the “2014 NAIC Amendments”), which would authorize U.S. regulators to, among other items, lead or participate in the group-wide supervision of certain international insurance groups. The 2014 NAIC Amendments must be adopted by individual state legislatures in order to be effective in a particular state. To date, the 2014 amendments to the Insurance Holding Company System Regulatory Act (as opposed to the corresponding regulation) have been adopted in Delaware, but not in Virginia or New York.

During 2014, the NAIC also approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement it, other than to refer to the revised NAIC Accounting Practices and Procedures Manual, which included the new requirements of AG 48. In December 2016, the NAIC adopted a revised version of AG 48 (“Updated AG 48”), with revisions applicable to new policies issued and new reinsurance transactions entered into on or after January 1, 2017. AG 48 and Updated AG 48 do not affect reinsurance arrangements that were pre-existing as of January 1, 2015, and the changes set forth in Updated AG 48 do not affect reinsurance arrangements that were pre-existing as of January 1, 2017. In December 2016, the NAIC also adopted the Term and Universal Life Insurance Reserve Financing Model Regulation, which will apply when formally adopted by the states. There are differences between AG 48 and the Term and Universal Life Insurance Reserve Financing Model Regulation, and it is not clear what additional changes or state variations may emerge as the states adopt this model regulation.

We cannot predict the future impact, if any, that the 2014 NAIC Amendments, compliance with the ORSA Model Act, the requirements of AG 48, Updated AG 48, the XXX/AXXX model regulation and the Corporate Governance Model Act and Regulation will have on our business, financial condition or results of operations.

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

Guaranty associations and similar arrangements

Most jurisdictions in which our U.S. insurers are licensed require those insurers to participate in guaranty associations which pay contractual benefits owed under the policies of impaired or insolvent insurers. These associations levy assessments, up to prescribed limits, on each member insurer in a jurisdiction on the basis of the proportionate share of the premiums written by such insurer in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. Aggregate assessments levied against our U.S. insurers were not material to our consolidated financial statements for the years ended December 31, 2016, 2015 or 2014. See “—U.S. Life Insurance segment—Trends and conditions” for more details.

Policy and contract reserve sufficiency analysis

The Insurance Laws of their domiciliary jurisdictions require our U.S. life insurers to conduct annual analyses of the sufficiency of their life and health insurance and annuity reserves. Other jurisdictions where insurers are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion stating that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the insurer’s associated contractual obligations and related expenses. If such an opinion cannot be provided, the insurer must establish additional reserves by transferring funds from surplus. Our U.S. life insurers submit these opinions annually to their insurance regulatory authorities. We annually conduct a statutory cash flow testing process to support our opinions. Different reserve requirements exist for our U.S. mortgage insurance subsidiaries. See “—Mortgage Insurance Regulation—State regulation—Reserves.”

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

If an insurer’s RBC fell below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2016, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 329% as of December 31, 2016 and 372% as of December 31, 2015 as re-presented for the merger of BLAIC with and into GLIC (see note 18 in “Part II—Item 8— Financial Statements and Supplementary Data” for additional information). The RBC ratio for the year ended December 31, 2016 was primarily impacted by higher claim reserves as a result of our annual claims assumption review in our long-term care insurance products and additional AG 38 reserves in our life insurance products in 2016.

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

Among other provisions, the Dodd-Frank Act established a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires, among other things, trade reporting of OTC derivatives transactions, formalized documentation requirements, execution of designated transactions on a swap execution facility (“SEF”) or designated contracts market (“DCM”), clearing of designated transactions through designated clearing organizations (“DCOs”) and exchange of initial and variation margin for non-cleared swap transactions. We currently are subject to reporting with respect to all derivatives transactions we enter into and must execute certain interest rate and other transactions on a SEF or DCM, which transactions we also must clear through a DCO. The clearing requirements, among other things, require us to post with a futures commission merchant highly liquid securities or cash as initial margin and cash to meet variation margin requirements for most interest rate derivatives we trade. Over time, we will experience additional collateral requirements for derivative transactions that are not required to be cleared. As the new marketplace continues to evolve, we may have to alter or limit the way we use derivatives in the future, which could have a material adverse effect on our results of operations and financial condition. We are subject to similar trade reporting, documentation, central trading and clearing and OTC margining requirements when we transact with foreign derivatives counterparties. The Dodd-Frank Act and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.

In the case of our U.S. mortgage insurance business, the Dodd-Frank Act prohibits a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. In addition, the Dodd-Frank Act created the CFPB, which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. In January 2014, CFPB rules implementing the ability-to-repay and Qualified Mortgage standards contained in the Dodd-Frank Act went into effect. The rules set requirements for how mortgage lenders can demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan, establish when a mortgage may be classified as a Qualified Mortgage and determine when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay requirements. We expect the rules to have a positive impact on the credit quality of mortgage loans which may benefit our delinquency rates but the rule may have the negative impact of reducing the number of loans originated and therefore available for the mortgage insurance market.

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

Changes in tax laws

In December 2015, President Obama signed the Protecting Americans from Tax Hikes Act of 2015 (“2015 Path Act”). Included in the 2015 Path Act was a permanent extension of the “active financing” provision for foreign insurance subsidiaries, under which income from a foreign subsidiary’s active conduct of an insurance business is eligible for deferral of tax. The 2015 Path Act provided two year retroactive extensions through December 31, 2016 of certain tax benefits to individuals and businesses. It contained a two-year extension allowing certain taxpayers whose mortgage debt that may be forgiven in 2015 and 2016 to exclude the debt forgiveness from taxable income. Also included in the 2015 Path Act was a provision to continue to allow certain mortgage insurance premiums as deductible interest for 2015 and 2016. To date, these provisions have not been extended past 2016 and it is unclear at this time whether these provisions will be extended in future legislation. However, we believe that the impact on our U.S. mortgage insurance products will be immaterial regardless of whether the provisions are further extended. There is potential for significant tax reform in 2017, or in years after 2017.

Mortgage Insurance Regulation

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers, requiring maintenance of a risk-to-capital ratio not to exceed 25:1. GMICO, our primary U.S. mortgage insurance subsidiary, had a risk-to-capital ratio of 14.5:1 and 16.4:1 as of December 31, 2016 and 2015, respectively.

The North Carolina Department of Insurance’s (“NCDOI”) current regulatory framework by which GMICO’s risk-to-capital ratio is calculated differs from the capital requirements of the GSEs as discussed under “—Other U.S. regulation.”

During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group (the “MGIWG”) to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. During 2014 and 2015, the MGIWG published revised drafts of the previously proposed amendments of the NAIC’s Mortgage Guaranty Insurers Model Act (the “MGI Model”) and solicited comments on these revised proposed amendments. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; (vi) prohibitions on reinsurance with bank captive reinsurers; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” The MGIWG continued to receive comments and make revisions to the MGI Model in 2016, which still has not been finalized. At this time, we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI, our primary domiciliary regulator, is required for contingency reserve releases when loss ratios exceed 35%. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us. The statutory contingency reserve for our U.S. mortgage insurers was approximately $845 million as of December 31, 2016.

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

As of December 31, 2016, we estimate our U.S. mortgage insurance business had available assets of approximately 115% of the required assets under PMIERs compared to approximately 109% as of December 31, 2015. As of December 31, 2016 and 2015, the PMIERs sufficiency ratios were in excess of approximately $350 million and $200 million, respectively, of available assets above the PMIERs requirements. The increase during 2016 was driven, in part, by a higher valuation and the impact of foreign exchange of our U.S. mortgage insurance business’ holdings in Genworth Canada, positive operating cash flows, execution of new reinsurance, proceeds from the sale of our European mortgage insurance business, tax proceeds and the reduction in delinquent loans. This increase was partially offset by growth in new insurance written. The value of our investment in Genworth Canada could be impacted going forward by the proposed regulatory changes discussed in more detail in “—Canada Mortgage Insurance segment—Trends and conditions.”

In their respective letters approving credit for reinsurance against PMIERs financial requirements, the GSEs require our U.S. mortgage insurance subsidiary to maintain a maximum statutory risk to capital ratio of 18:1 or they reserve the right to reevaluate the amount of PMIERs credit indicated in their approval letters. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance transactions for treatment under PMIERs.

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

Under PRMHIA, the regulations establish the following criteria that a high loan-to-value mortgage has to meet in order to be insured:

•	a maximum mortgage amortization of 25 years

•	insurance of mortgages limited to loans with a loan-to-value of 95% or less

•	insurance of refinanced mortgage limited to loans with a loan-to-value of 80% or less

•	insurance of mortgages for investment properties limited to 80% or less

•	capping the maximum gross debt service ratios at 39% and total debt service ratios at 44%

•	capping home purchase price to less than CAD$1 million

•	setting a minimum credit score of 600

On December 11, 2015, the Canadian government announced a change to the eligibility rules for new government backed insured mortgages on properties priced above CAD$500,000. Effective February 15, 2016, the minimum down payment for new insured mortgages was increased from 5% to 10% for the portion of home prices above CAD$500,000.

On October 3, 2016, the Minister of Finance announced changes intended to reinforce the Canadian housing finance system. These changes primarily included more restrictive qualification guidelines on homebuyers seeking mortgage insurance compared to the prior requirements and new requirements on insured mortgage loans using bulk or other discretionary low loan-to-value mortgage insurance that previously only applied to high loan-to-value insured mortgages. These changes in regulatory requirements could cause a decrease in demand for both flow and bulk new insurance written going forward.

Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by OSFI. The Department of Finance in Canada had previously established an MCT ratio for our mortgage insurance business in Canada of 175% under PRMHIA.

On December 15, 2016, OSFI released its final capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers”. The advisory provides a new standard framework for determining the capital requirements for residential mortgage insurance companies. The framework is more risk sensitive and incorporates additional risk attributes, including credit score, remaining amortization and outstanding loan balance. The advisory came into effect on January 1, 2017, replacing OSFI’s current advisory, “Interim Capital Requirements for Mortgage Insurance Companies”, which had been in effect since January 2015. The advisory includes supplementary capital requirements on new business in areas where home prices are high relative to borrower incomes upon origination.

As a result of higher regulatory capital requirements that came into effect January 1, 2017, our mortgage insurance business in Canada recently announced an increase in premium rates of approximately 20% on flow new business effective March 17, 2017. Similarly, our mortgage business in Canada has also increased its premium rates for bulk insurance. There may be a one-time increase in bulk insurance volumes in the first quarter of 2017 due to pending bulk applications at the end of 2016 that are expected to close in early 2017.

Pending the development of this new regulatory capital framework, we had established an operating MCT holding target of 220% in 2014. As of December 31, 2016, our MCT ratio was 245%, which is above the MCT holding target. Under the new regulatory capital framework, the holding target of 220% was recalibrated to the updated OSFI Supervisory MCT Target and PRMHIA requirement of 150%. Based on the new framework our mortgage insurance business in Canada estimates that its MCT ratio as of December 31, 2016 would have been in the range of 158% to 162%. As a result, the business was compliant with the new framework upon its implementation on January 1, 2017.

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

On June 6, 2015, the Canadian government published regulations to limit bulk mortgage insurance to only those mortgages that will be used in CMHC securitization programs and to prohibit the use of government guaranteed insured mortgages in private securitizations. The regulations became effective on July 1, 2016 and are expected to decrease demand for bulk mortgage insurance over time.

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

APRA also sets minimum capital levels and monitors corporate governance requirements, including the risk management strategy for our Australian mortgage insurance business. In this regard, APRA reviews our management, controls, processes, reporting and methods by which all risks are managed, including an annual financial condition report and an annual report on insurance liabilities by an appointed actuary. APRA also requires us to submit our risk management strategy and reinsurance management strategy, which outlines the use of reinsurance in Australia, annually and more frequently if there are material changes.

In setting minimum capital levels, APRA requires mortgage insurers to ensure they have sufficient capital to withstand a hypothetical three-year stress loss scenario defined by APRA. APRA’s prudential standards provide for increased mortgage insurers’ capital requirements for insured loans that are considered to be non-standard. Non-standard mortgages are generally those loans where the lender has not formally verified the borrower’s income and employment or where the borrower has not passed standard credit checks. Non-standard mortgages account for less than one percent of our new business in our mortgage insurance business in Australia. APRA also imposes quarterly reporting obligations on mortgage insurers with respect to risk profiles, reinsurance arrangements and financial position. We evaluate the capital position of our mortgage insurance business in Australia in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process (“ICAAP”) as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of December 31, 2016, our PCA ratio was 157%, which is above APRA’s capital holding requirements.

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

On July 20, 2015, APRA issued a press release announcing that for the IRB banks the average risk-weight on Australian residential mortgage loan exposures will increase from approximately 16% to at least 25%, which was effective on July 1, 2016. In October 2015, the Australian government issued a response to the Financial System Inquiry (“FSI”) recommendations, setting forth the Australian government’s approach and intended timeline for improving Australia’s financial system. While the Australian government agreed with the FSI’s recommendations regarding setting strong capital ratio requirements for ADIs and narrowing mortgage risk weight differences, the Australian government’s response did not specifically comment on the role and utilization of mortgage insurance. Rather, the Australian government endorsed APRA’s role in regulating these areas. On December 16, 2015, APRA announced a staggered approach to IRB accreditation, providing the capacity for an ADI to use accredited IRB models for regulatory capital purposes for some credit portfolios ahead of others, and also noting the Basel Committee’s review of capital management for IRB banks. Given the recent nature of these regulatory and policy developments, we and other market participants are still assessing potential impacts and we have therefore not yet determined whether or how these regulatory and policy developments will impact our Australian mortgage insurance business.

In November 2014, APRA released Prudential Practice Guide APG 223 Residential Mortgage Lending (“APG 223”), as part of its continued focus on lending standards. The guidelines are focused on clarifying the regulators’ expectations around lending standards and, among other items, addressed the strengthening of loan serviceability testing across all ADIs. In addition, APRA also wrote to ADIs to advise that in its view annual investor credit growth materially above a benchmark of 10% would be an important risk indicator that supervisors will take into account when reviewing ADIs’ residential mortgage risk profile and considering supervisory actions. In August 2015, the Australian Securities & Investments Commission (“ASIC”) released a report following its investigations into “interest-only” loans over the first half of 2015. The report introduces new responsible lending guidance for banks and non-bank lenders, brokers and servicers, focusing on home loans. The impact of APG 223 and the increased supervision by APRA and ASIC has been the tightening of lending standards which has led to reduced volumes of new insurance written for loans with loan-to-values greater than 80% and gross written premiums in our Australian mortgage insurance business.

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

Other Non-U.S. Insurance Regulation

We operate in a number of countries around the world in addition to the United States, Canada and Australia. Generally, our subsidiaries (and in some cases our branches) conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.

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

Environmental considerations

As an owner and operator of real property, we are subject to extensive U.S. federal and state and non-U.S. environmental laws and regulations. Potential environmental liabilities and costs in connection with any required remediation of our properties is also an inherent risk in property ownership and operation. In addition, we hold equity interests in companies, and have made loans secured by properties, that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based upon information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, financial condition or results of operations.

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

On April 6, 2016, the DOL published its final regulations on the definition of fiduciary for purposes of ERISA and the prohibited transaction rules under the Internal Revenue Code of 1986. The final regulations, among other things, expand the circumstances in which sales personnel, such as insurance agents, are considered fiduciaries with respect to qualified plans and Individual Retirement Accounts. The DOL also issued two new prohibited transaction exemptions (“PTEs”) and amended several other existing PTEs. The final rule, new exemptions and amendments will become applicable on April 10, 2017, but the DOL provided a compliance transition period from April 10, 2017 until January 1, 2018, for certain provisions of the rule. The rule will require our U.S. insurance company subsidiaries to implement new processes and potentially expand systems capabilities to provide distribution partners with information necessary to comply with PTEs or other provisions under the DOL’s final rule. In addition, our U.S. insurance company subsidiaries will be required to comply with the provisions with the final rule to the extent that sales and support activities for covered products fall within the scope of the rule. Because we have exited several lines of business with potentially covered products, the impact to our business will be limited relative to other insurance carriers. Nonetheless, we are reviewing our processes and will be updating our processes and systems as necessary to comply with PTEs and other provisions under the rule. In anticipation of the possibility that the new fiduciary rule may be modified, it is not possible to predict the impact of the new rules on the business of our insurance companies and on our financial condition or results of operations.

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

Employees

As of December 31, 2016, we had approximately 3,400 full-time and part-time employees.

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

On June 13, 2016, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is Computershare Shareowner Services LLC, P.O. Box 30170, College Station, TX 77842-3170. Telephone: 866-229-8413; 201-680-6578 (outside the United States and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2016.

Strategic Risks

The proposed transaction with China Oceanwide may not be completed or may not be completed under the timeframe, terms or manner currently anticipated, which could have a material adverse effect on us and our stock price.

On October 21, 2016, we entered into a definitive agreement with China Oceanwide, under which China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. As part of the transaction, China Oceanwide has additionally committed to contribute $600 million of cash to allow us to address our debt maturing in 2018, on or before its maturity, as well as $525 million of cash to be contributed to our U.S. life insurance businesses to pursue their restructuring. The transaction is subject to approval by Genworth’s stockholders as well as other closing conditions, including the receipt of required regulatory approvals. The required regulatory approvals include, in addition to certain Chinese approvals, certain requisite regulatory and other governmental approvals, non-disapprovals or confirmations, as applicable, from Fannie Mae and Freddie Mac (as may be applicable), FINRA, the Committee on Foreign Investment in the United States, certain U.S. insurance regulators in Delaware, New York, North Carolina, South Carolina, Vermont and Virginia and certain Canadian, Australian and New Zealand regulators, and certain regulatory approvals necessary to consummate the transfer by GLIC of its ownership of GLAIC, in whole, to an intermediate holding company and certain other planned restructuring transactions to be consummated by us. In addition, the transaction is conditioned on there not having been a change or the public announcement of a change in the financial strength rating assigned to GMICO to below “BB (negative outlook)” by S&P that is primarily and directly attributable to the actions or inactions by Genworth, its affiliates or their respective representatives that do not relate to an “excluded effect” (as defined in the merger agreement), or an adverse change in the condition (financial or otherwise) of GMICO and its businesses not resulting from or arising out of an excluded effect. There is no assurance that the conditions to the transaction will be satisfied in a timely manner or at all. If the transaction is not completed, we may suffer a number of consequences that could adversely affect our stock price, business, results of operations and financial condition, including:

•	the potential inability to restructure our U.S. life insurance businesses, which we believe is essential to increasing the liquidity of the holding company and isolating long-term care insurance risks from the rest of our businesses;

•	increased pressure on and potential downgrades of our debt and financial strength ratings, particularly for our mortgage insurance businesses, which could have an adverse impact on our mortgage insurance businesses;

•	a negative impact on our holding company liquidity and ability to reduce, service and/or refinance our holding company debt; and

•	we may be required to pursue strategic alternatives that would materially impact our business, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business.

There are numerous other risks related to the transaction, including the following:

•	the risk that the parties will not be able to obtain stockholder or regulatory approvals, or the possibility that they may delay the transaction or that materially burdensome or adverse regulatory conditions may be imposed in connection with any such regulatory approvals;

•	existing and potential legal proceedings may be instituted against us following announcement of the transaction that may delay the transaction, make it more costly or ultimately preclude it;

•	the risk that the proposed transaction disrupts Genworth’s current plans and operations as a result of the announcement and consummation of the transaction;

•	certain restrictions during the pendency of the transaction that may impact Genworth’s ability to pursue certain business opportunities or strategic transactions;

•	continued availability of capital and financing to Genworth before, or in the absence of, the consummation of the transaction;

•	further rating agency actions and downgrades in Genworth’s debt or financial strength ratings;

•	changes in applicable laws or regulations;

•	our ability to recognize the anticipated benefits of the transaction;

•	the amount of the costs, fees, expenses and other charges related to the transaction;

•	the risks related to diverting management’s attention from our ongoing business operations;

•	the merger agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee;

•	our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and

•	disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business.

Potential consequences of these risks could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Genworth’s consolidated financial condition, results of operations, credit ratings or liquidity.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction, and these fees and costs are payable by us regardless of whether the transaction is consummated.

We may be unable to successfully execute strategic plans to effectively address our current business challenges.

We continue to pursue our overall strategy with a focus on improving business performance and increasing financial and strategic flexibility across the organizations. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and restructuring our U.S. life insurance businesses. See “Item 1—Business—Strategic Update.”

We cannot be sure we will be able to successfully execute on any of our strategic plans to effectively address our current business challenges (including with respect to the restructuring of our U.S. life insurance businesses, cost savings, ratings, debt management and capital), including as a result of: (a) a failure to complete the China Oceanwide transaction or the inability to pursue alternative strategic plans pending the transaction;

(b) our inability to generate required capital; (c) our failure to obtain any required regulatory, stockholder, noteholder or other third-party approvals or consents or anticipated credit or financial strength ratings; (d) our strategic plans changing or being more costly or difficult to successfully implement than we currently anticipate or the expected benefits achieved being less than we anticipate; (e) our inability to achieve anticipated cost-savings; and (f) adverse tax or accounting charges.

If the proposed transaction with China Oceanwide is not completed, we will continue to remain open to other feasible alternatives and actively assess our strategic options, which could include selling additional blocks of business and/or reducing ownership of or selling businesses, including in transactions that would be material to us. We may be unable to complete any sale of additional blocks of business, or reduce ownership of or sell businesses on terms anticipated or at all.

Even if we are successful in executing our strategic plans or alternative plans, the execution of these plans may have expected or unexpected adverse consequences, including adverse rating actions and adverse tax and accounting charges (such as significant losses on sale of businesses or assets or deferred acquisition costs (“DAC”) or deferred tax asset write offs).

To increase our financial flexibility we may decide, in the absence of the China Oceanwide transaction, to issue equity at Genworth Financial, which would be dilutive to our shareholders, or debt at Genworth Financial or Genworth Holdings (including debt convertible into equity of Genworth Financial), which could increase our leverage. The availability of any additional debt or equity funding will depend on a variety of factors, including, market conditions, regulatory considerations, the general availability of credit and particularly, to the financial services industry, our credit ratings and credit capacity and the performance of and outlook for our company and our businesses. Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice and when the demand for additional funding in the market is high. Our access to funding may be further impaired by our credit or financial strength ratings and our financial condition. See “—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”

We may be unable to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required.

We have in the past provided, and currently expect to provide, additional capital to our businesses as necessary (and to the extent we determine it is appropriate to do so) to meet regulatory or GSE capital requirements, comply with rating agency criteria to maintain ratings and provide capital and liquidity buffers for our businesses to operate and meet unexpected cash flow obligations. We may not be able to fund or raise the required capital as and when required and the amount of capital required may be higher than anticipated, particularly in the absence of the China Oceanwide transaction. Our inability to fund or raise the capital required in the anticipated timeframes and on the anticipated terms, could have a material adverse impact on our business, results of operations and financial condition, including causing us to reduce our business levels or be subject to a variety of regulatory actions. See “—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”

In light of the capital needs of our U.S. life insurance businesses, we currently are unable to pay dividends from our life insurance subsidiaries to the holding company.

In addition, we intend to continue to support the increased capital needs of our U.S. mortgage insurance business resulting from PMIERs. As of December 31, 2016 and 2015, our U.S. mortgage insurance business met the PMIERs financial and operational requirements, and holds a reasonable amount in excess of the financial requirements, based in part on its entry into a series of reinsurance transactions and sale of affiliated preferred securities during 2015. In order to continue to provide a prudent level of financial flexibility in connection with the PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, our U.S. mortgage insurance business may be required, particularly in the absence of the China Oceanwide transaction, to execute future capital transactions, including additional reinsurance transactions and contributions of holding company cash. See “—If we are unable to meet the requirements mandated by PMIERs because the GSEs amend them or because the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we currently have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

The implementation of any further reinsurance transactions all depend on the completion of the China Oceanwide transaction, market conditions, third-party approvals or other actions (including approval by regulators and the GSEs), and other factors which are outside of our control, and therefore we cannot be sure we will be able to successfully implement these actions on the anticipated timetable and terms or at all, or achieve the anticipated benefits. For a discussion of risks related to our strategic plans, see “—We may be unable to successfully execute strategic plans to effectively address our current business challenges.”

Risks Relating to Estimates, Assumptions and Valuations

If our reserves for future policy claims are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our results of operations and financial condition.

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are paid, experience changes or policies lapse. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions and methodologies we have used in pricing our products and calculating our reserves. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserves, results of operations and financial condition. Many factors, and changes in these factors, can affect future experience, including, but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience (including type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured mortality (i.e., life expectancy or longevity); insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); future premium rate increases or benefit reductions; expenses; and doctrines of legal liability and damage awards in litigation. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. For information regarding adequacy of reserves specifically related to our long-term care insurance, life insurance and annuities businesses and increases to our reserves in 2016, see “—We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.”

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

We employ models to, among other uses, price products, calculate reserves, value assets and generate projections used to estimate future pre-tax income and to evaluate loss recognition testing, as well as to evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions that do not adequately reflect recent experience and relevant industry data, and may not operate as intended. In addition, from time to time we seek to improve certain actuarial and financial models, and the conversion process may result in material changes to assumptions and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models often increase when we change assumptions and/or methodologies, add or change modeling platforms or implement model changes under time constraints. These risks are exacerbated when the process for assumption changes strains our overall governance and timing around our financial reporting. We intend to continue to enhance our modeling capabilities in our various businesses, including for our long-term care insurance projections where we migrated to a new modeling system for the majority of our long-term care insurance business in the fourth quarter of 2016. We anticipate migrating the remaining portion of our long-term care insurance business to this new modeling system in 2017 or later. This new modeling system is intended to segregate and refine assumptions based upon healthy and disabled insured lives, as compared to our total insured lives estimate we have historically used. During or after the implementation of these enhancements, we may discover errors or other deficiencies in existing models, assumptions and/or methodologies. Moreover, we may either use additional, more granular and more detailed information we expect to receive through enhancements in our reserving and other processes or we may employ more simplified approaches in the future, either of which may cause us to refine or otherwise change existing assumptions and/or methodologies and thus associated reserve levels, which in turn could have a material adverse impact on our business, results of operations and financial condition.

We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.

The expected future profitability and prices of our long-term care insurance, life insurance and some annuity products are based upon expected estimated claims and payment patterns, using assumptions for, among other things, projected interest rates and investment returns, morbidity rates, mortality rates, persistency, lapses and expenses. The long-term profitability of these products depends upon how our actual experience compares with our pricing and valuation assumptions. If any of our assumptions prove to be inaccurate, our reserves may be inadequate, which may have a material adverse effect on our results of operations, financial condition and business. For example, if morbidity rates are higher than our valuation assumptions, we could be required to make greater payments and thus establish additional reserves under our long-term care insurance policies than we had expected, and such amounts could be significant. Likewise, if mortality rates are lower than our valuation assumptions, we could be required to make greater payments and thus establish additional reserves under both our long-term care insurance policies and annuity contracts and such amounts could be significant. Conversely, if mortality rates are higher than our pricing and valuation assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with GMDBs than we had projected. Moreover, changes in the assumptions we use can have a material adverse effect on our results of operations. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition.

For example, we completed our annual review of assumptions for our long-term care and life insurance products in the third and fourth quarters of 2016, respectively. During the third quarter of 2016, we reviewed our long-term care claim reserve assumptions and made several changes to our assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. As a result of these changes, we increased our long-term care insurance claim reserves by $460 million and increased reinsurance recoverables by $25 million, resulting in an after-tax charge of $283 million for the third quarter of 2016. During the fourth quarter of 2016, we reviewed and made changes to our life insurance assumptions predominantly impacting mortality experience in older age populations. As a result of these changes, we recorded an after-tax charge of $196 million in the fourth quarter of 2016. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for additional information. Increases to our reserves, including those made in the third and fourth quarters of 2016, may also, among other things, limit our ability to execute our alternative strategic plans if the proposed transaction with China Oceanwide is not completed; reduce our liquidity; and adversely impact our debt or financial strength ratings. Any of these results could have a material adverse impact on our business, results of operations and financial condition.

The risk that our claims experience may differ significantly from our valuation assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years, or decades, after both pricing and locked-in valuation assumptions have been established. For example, among other factors, changes in economic and interest rate risk, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, may have a material adverse impact on our future claims trends. Moreover, long-term care insurance does not have the extensive claims experience history of life insurance. As a consequence, given that recent experience will represent a larger proportion of total experience, our long-term care insurance assumptions will be more heavily influenced by recent experience than would be the case for our life insurance assumptions. It follows that our ability to forecast future claim costs for long-term care insurance is more limited than for life insurance. For additional information on our long-term care insurance reserves, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

Our loss recognition testing for our long-term care insurance products is reviewed in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. Our long-term care insurance business, excluding the acquired block, has positive margin and is highly dependent on the assumptions we have regarding our ability to successfully implement our in-force management strategy involving premium increases or reduced benefits. As of December 31, 2016, the assumption for future anticipated rate actions increased our long-term care insurance margin by approximately $7.3 billion. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income (loss) to the extent the margin was reduced below zero. The margin of our long-term care insurance block, excluding the acquired block, decreased from approximately $2.5 billion to $3.0 billion as of December 31, 2015 to approximately $0.8 billion to $1.3 billion as of December 31, 2016 primarily from higher expected future claim costs driven mostly by claim assumption updates impacting claim termination and benefit utilization rates, partially offset by the impact of anticipated premiums driven mostly by future in-force rate actions. Our assumptions are sensitive to slight variability in actual experience and small changes in assumptions could result in the margin of our long-term care insurance block, excluding the acquired block to decrease to at/or below zero in future years. To the extent, based on reviews, our margin is negative, we would be required to recognize a loss, by amortizing more DAC and/or establishing additional benefit reserves, the impact of which may be material. In the event a loss is recognized, we would increase reserves to offset such losses that would be recognized in later years. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition. Since the fourth quarter of 2014, we have included future planned rate actions in our loss recognition testing in addition to those rate actions that have already been filed and approved or are awaiting regulatory approval. There is no guarantee that we will be able to obtain regulatory approval for the future rate actions we have assumed in connection with our loss recognition testing. Favorable impacts on our margin from rate actions would primarily impact our long-term care insurance block, excluding the acquired block. Our acquired block would not benefit significantly from additional rate actions as it is older. For our acquired block of long-term care insurance, the impacts of any adverse changes in assumptions are more likely to be immediately reflected in net income (loss) as our margin for this block was zero after the reserve increase in the fourth quarter of 2014 and had a margin of approximately $200 million and $10 million as of December 31, 2016 and 2015, respectively.

As part of our annual loss recognition testing, we also review assumptions for incidence and interest rates, among other assumptions. We regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results, as described above. In addition, we will also continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for other U.S. life insurance products.

We also perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis. To the extent that the cash flow testing margin is negative in any of our U.S. life insurance companies, we would need to increase statutory reserves, which would decrease our RBC ratios, and we may be required to increase our capital within one or more of our U.S. life insurance companies. A need to significantly increase statutory reserves could have a material adverse effect on our business, results of operations and financial condition. The New York Department of Financial Services, which regulates our New York domiciled insurance subsidiary, has historically not permitted us to combine long-term care insurance cash flow testing results with other products and has required specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. In 2016, the New York Department of Financial Services permitted us to aggregate the cash flow testing results of our long-term care insurance products with other products; however, there is no guarantee it will permit aggregation in the future. Moreover, the required testing scenarios by the New York Department of Financial Services have a disproportionate impact on our long-term care insurance products. Based on our annual statutory cash flow testing of our long-term care insurance business, our New York insurance subsidiary recorded $89 million and $39 million of additional statutory reserves in the fourth quarters of 2015 and 2014, respectively. Our cash flow testing results in the fourth quarter of 2016 did not require any additional statutory reserves; however, we currently expect to record an aggregate of approximately $110 million of additional statutory reserves over the next two years. As a part of our cash flow testing process for our non-New York domiciled life insurance subsidiaries, we consider incremental benefits from expected further premium rate actions that would help mitigate the impact of reserve increases. There is no guarantee that we will be able to obtain regulatory approval for the future rate actions we assumed in connection with our cash flow testing. For additional information regarding impacts to statutory capital as a result of reserve increases, see “—An adverse change in our regulatory requirements, including risk-based capital, could have a material adverse impact on our results of operations, financial condition and business.”

As of December 31, 2016 and 2015, we also established $76 million and $198 million, respectively, of additional statutory reserves resulting from updates to our universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries. In addition, our Virginia licensed life insurance subsidiary currently expects to record approximately $95 million of additional statutory reserves in each of the next two years.

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

For our long-term care insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products. This risk is particularly significant in our long-term care insurance business because we do not have the experience history that we have in many of our other businesses. As a result, our ability to predict persistency and resulting benefit experience for long-term care insurance is more limited than for many other products. A significant number of our long-term care insurance policies have experienced higher persistency than we had originally assumed, which has resulted in higher claims and an adverse effect on the profitability of that business. In addition, the impact of inflation on claims could be more pronounced for our long-term care insurance business than our other businesses given the “long tail” nature of this business. To the extent inflation causes these health care costs to increase, we will be required to increase our claim reserves. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in our underpricing of the risks we insure.

The risk that our lapse experience may differ significantly from our valuation assumptions is significant for our term life and term universal life insurance policies. These policies generally have a level premium period for a specified period of years (e.g., 10 years to 30 years), after which the premium may increase significantly. The level premium period for a significant portion of our term life insurance policies will end in the next few years and policyholders may lapse with greater frequency than we anticipate in our reserve assumptions. In addition, it may be that healthy policyholders are the ones who lapse (as they can more easily replace coverage at a lower cost), creating adverse selection where less healthy policyholders remain in our portfolio. If the frequency of lapses is higher than our reserve assumptions, we would experience higher DAC amortization and lower premiums and could experience higher benefit costs. We have somewhat limited experience on which to base both the lapse assumption and the mortality assumption after the end of the level premium period, which increases the uncertainty associated with our assumptions and reserve levels. However, we have experienced both a greater frequency of policyholder lapses and more severe adverse selection, after the level premium period, and this experience could continue or worsen.

Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability or that such increases would be approved by regulators or approved in a timely manner, where approval is required. Moreover, many of our products either do not permit us to increase premiums or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations could have an adverse effect on the profitability of our products. In addition to our annual reviews, we regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to reserves in our long-term care insurance, life insurance and/or annuities businesses in the future. Any changes to these reserves may have a materially negative impact on our results of operations, financial condition and business.

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

In our long-term care insurance products, projected profits followed by projected losses are anticipated to occur because U.S. GAAP requires that original assumptions be used in determining reserves for future policy claims unless and until a premium deficiency exists. Our existing locked-in reserve assumptions do not include assumptions for premium rate increases, which if included in reserves, could reduce or eliminate future projected losses. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years, currently expected to be through approximately 2032 (before accruing for the additional liability), by the amounts necessary to offset losses in later years. As of December 31, 2016 and 2015, we accrued future policy benefit reserves of $30 million and $13 million, respectively, in our consolidated balance sheet for profits followed by losses in our long-term care insurance business. The amount of future increases in reserves may be significant and this could materially adversely affect our results of operations and financial condition. For additional information, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

Our valuation of fixed maturity, equity and trading securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations which could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

We report fixed maturity, equity and trading securities at fair value on our consolidated balance sheets. These securities represent the majority of our total cash, cash equivalents and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. Valuations use inputs and assumptions that are less observable or require greater estimation, as well as valuation methods that are more complex or require greater estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unanticipated interest rate, external macroeconomic, credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

Our life insurance, long-term care insurance and fixed annuity products, as well as our guaranteed benefits on variable annuities, also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and have, and may further, adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products, as well as increase hedging costs on our in-force block of variable annuity products. A low interest rate environment negatively impacts the sufficiency of our margins on both our DAC and PVFP. If interest rates remain low for a prolonged period, this could result in an impairment of these assets, and may reduce funds available to pay claims, including life and long-term care insurance claims, requiring an increase in our reserve liabilities, which could be significant (as has been the case with our long-term care insurance business in the past). In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support amounts of statutory reserves. In addition, our insurance and annuity products are sensitive to inflation rate fluctuations. For example, a sustained increase in the inflation rate may result in an increase in nominal market interest rates. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

In certain products, in particular our long-term care and term universal life insurance products, the average life of our assets is considerably shorter than the average life of the liabilities. This increases our reinvestment rate risk with respect to the assets. Should interest rates remain low or go lower, this will cause our net investment income to be lower which will negatively impact the profitability of our businesses. In addition, to the extent the assets are of a shorter average life than the liabilities (especially as is the case with our long-term care insurance products), changes in interest rates will impact assets and liabilities differently. As interest rates decline, the net present value of the liabilities will therefore increase more than the net present value of the assets and could require us to hold higher reserves.

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

Interest rate fluctuations could impact our capital or solvency ratios specifically in our international mortgage insurance businesses where the required or available capital could be adversely impacted by increases in interest rates.

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

In Canada and the United States, historically lower commodity prices, particularly oil, have resulted in a rise in unemployment in certain regions. The lower commodity prices also resulted in rising unemployment in commodity-dependent regions in Australia. The adverse economic conditions in these regions could continue to deteriorate and could impact the broader economies in those countries as well as the global economy, resulting in higher delinquencies as well as declines in home prices, which could have an unfavorable impact on the results of our operations for those businesses affected.

We have significant international operations that could be adversely affected by changes in political or economic stability or government policies where we operate.

Global economic and regulatory developments could affect our business in many ways. For example, our international operations are subject to local laws and regulations, which in many ways are similar to the U.S. state laws and regulations outlined below. Many of our international customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products. These changes could have a material adverse effect on our financial condition and results of operations. In addition, compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

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

The results of our international operations are denominated in local currencies, and because we derive a significant portion of our income from our international operations, our results of operations could be adversely affected to the extent the dollar value of foreign currencies is reduced due to a strengthening of the U.S. dollar. We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2016 and 2015, approximately 10% and 9%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our international operations into our consolidated financial statements. We currently do not hedge this exposure, other than for dividend and other expected cash payments from our Canadian and Australian mortgage insurance businesses, and, as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States. Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial condition and results of operations.

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

Insurance regulatory authorities in the United States and internationally have broad administrative powers, which at times, are coordinated and communicated across regulatory bodies. These administrative powers include, but are not limited to:

•	licensing companies and agents to transact business;

•	calculating the value of assets and determining the eligibility of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating discrimination in pricing and coverage terms and unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing and revising statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving future rate increases and/or benefit reductions;

•	evaluating enterprise risk to an insurer;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates;

•	regulating the types, amounts and valuation of investments;

•	restricting the types of insurance products that may be offered; and

•	imposing insurance eligibility criteria.

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

In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care and life insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, cancellation or rescission of coverage, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws and breaching fiduciary or other duties to customers. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations, from state, federal and international regulators and other authorities. Plaintiffs in class action and other lawsuits against us, as well as regulators, may seek very large or indeterminate amounts, which may remain unknown for substantial periods of time.

We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships and we are currently subject to a shareholder putative class action lawsuit alleging securities law violations.

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

For a further discussion of certain current investigations and proceedings in which we are involved, see note 21 in “Part II—Item 8—Financial Statements and Supplementary Data.” We cannot assure you that these investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or legal proceedings could result in new legal precedents and industry-wide regulations or practices that could materially adversely affect our business, financial condition and results of operations.

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

In addition, as a public company that is traded on the TSX, Genworth Canada is subject to securities laws and regulations in each province in Canada, as well as the rules of the TSX. These applicable laws, regulations and rules include but are not limited to, obligations and procedures in respect of the equal and fair treatment of all shareholders of Genworth Canada. Although the board of directors of Genworth Canada is composed of a majority of Genworth nominees, under Canadian law each director has an obligation to act honestly and in good faith with a view to the best interests of Genworth Canada. Moreover, as a public company that is traded on the ASX, Genworth Australia and its subsidiaries are subject to Australian securities laws and regulations, as well as the rules of the ASX. These applicable laws, regulations and rules include but are not limited to, obligations and procedures in respect of the equal and fair treatment of all shareholders of Genworth Australia. Although the board of directors of Genworth Australia is currently composed of a majority of Genworth designated directors, under Australian law each director has an obligation to exercise their powers and discharge their duties in good faith in the best interests of Genworth Australia and for a proper purpose. Accordingly, actions taken by Genworth Canada and Genworth Australia and their respective boards of directors (including the payment of dividends to us) are subject to, and may be limited by, the laws, regulations and rules applicable to such entities.

We expect our international subsidiaries to be the sole source of cash dividends paid to us in 2017 as we continue to strengthen the capital position of our U.S. life insurance and U.S. mortgage insurance businesses, and therefore our liquidity and capital positions are particularly dependent on the performance of those subsidiaries and their ability to pay dividends to us as anticipated.

An adverse change in our regulatory requirements, including risk-based capital, could have a material adverse impact on our results of operations, financial condition and business.

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

Additionally, our international insurance subsidiaries also have minimum regulatory requirements which vary by country. For example, the Canadian regulator, OSFI, released a new regulatory capital framework for mortgage insurers that was effective January 1, 2017, replacing OSFI’s current advisory, “Interim Capital Requirements for Mortgage Insurance Companies,” which had been in effect since January 2015.

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

In furtherance of their respective charter requirements as noted above, each GSE adopted PMIERs effective December 31, 2015. The PMIERs include revised financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high loan-to-value mortgages. The GSEs may amend or waive PMIERs at their discretion.

The amount of capital that may be required in the future to maintain the Minimum Required Assets, as defined in PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and FHFA as and after they are implemented; (ii) the future performance of the U.S. housing market; (iii) our generation of earnings in our U.S. mortgage insurance business, available assets and risk-based required assets (including as they relate to the fluctuating value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business as a result of share price and foreign exchange movements or otherwise), reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business; and (iv) our overall financial performance, capital and liquidity levels. Depending on our actual experience, the amount of capital required under PMIERs for our U.S. mortgage insurance business may be higher than currently anticipated. In the absence of a premium increase, if we hold more capital relative to insured loans, our returns will be lower. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability, on the other hand, to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More particularly, our ability to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset and requirement valuations over time, is dependent upon, among other things: (i) our ability to complete reinsurance transactions on our anticipated terms and timetable, which are subject to market conditions, third-party approvals and other actions (including approval by regulators and the GSEs), and other factors which are outside of our control; and (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through reinsurance transactions. In addition, another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial or Genworth Holdings, which could materially adversely impact our business, shareholders and debtholders.

Our assessment of PMIERs compliance is based on a number of factors, including current affiliate asset valuations under PMIERs and our understanding of the GSEs’ interpretation of the PMIERs financial requirements. Although we believe we have sufficient capital in our U.S. mortgage insurance business as required under PMIERs and we remain an approved insurer, there can be no assurance these conditions will continue. In addition, there can be no assurance we will continue to meet the conditions contained in the GSE letters granting PMIERs credit for reinsurance including, but not limited to, our ability to remain below a statutory risk-to-capital ratio of 18:1. The GSEs also reserve the right to reevaluate the credit for reinsurance available under PMIERs. If we are unable to meet PMIERs requirements as interpreted or amended by the GSEs we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived, would result in restrictions or prohibitions on our doing business and could have a material adverse impact on our results of operations.

Certain states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to its level of risk in-force. While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25:1. If one of our U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, we would generally be required to immediately stop writing new business in the state until the insurer re-establishes the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until we establish an alternative source of underwriting capacity acceptable to the regulator. As of December 31, 2016 and 2015, GMICO’s risk-to-capital ratio was approximately 14.5:1 and 16.4:1, respectively. While it is our expectation that our U.S. mortgage insurance business will continue to meet its regulatory capital requirements, should GMICO in the future exceed required risk-to-capital levels, we would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.

Our U.S. mortgage insurance subsidiaries hold certain affiliate assets including, but not limited to, investments in the common stock of Genworth Canada, which are included in our reported statutory capital of our U.S. mortgage insurance subsidiaries. The statutory reported value of the Canadian mortgage insurance investment is subject to the operating performance of that affiliate as well as changes in foreign exchange rates and mark-to-market valuation on its investment portfolios. The exposure to foreign currency exchange rates is not currently hedged and, hence, the statutory capital of our U.S. mortgage insurance subsidiaries and their statutory risk-to-capital ratio may fluctuate because of variances in future reported values. In addition, if the NCDOI decreases or no longer permits the admissibility of all or a portion of these affiliate assets, this could have a material adverse impact on the statutory capital and business of our U.S. mortgage insurance subsidiaries.

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

The NAIC established the MGIWG to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. During 2014 and 2015, the MGIWG published revised drafts of the previously proposed amendments of the MGI Model and solicited comments on these revised proposed amendments. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; (vi) prohibitions on reinsurance with bank captive reinsurers; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” The MGIWG continued to make revisions to the MGI Model in 2016. At this time, we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations or financial condition.

In September 2008, the FHFA was appointed conservator of the GSEs. We expect there will be ongoing examination by the U.S. Congress and the Trump Administration of the role of the GSEs in the U.S. housing market. If legislation is enacted that reduces or eliminates the need for the GSEs to obtain credit enhancement on above 80% loan-to-value loans or that otherwise reduces or eliminates the role of the GSEs in single-family housing finance, the demand for private mortgage insurance in the United States could be significantly reduced. We cannot predict whether or when any proposals will be implemented, and if so in what form, nor can we predict the effect of such a proposal, if so implemented, would have on our business, results of operations or financial condition.

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

On October 3, 2016, the Minister of Finance announced changes intended to reinforce the Canadian housing finance system. These changes primarily included more restrictive qualification guidelines on homebuyers seeking mortgage insurance compared to the prior requirements and new requirements on insured mortgage loans using bulk or other discretionary low loan-to-value mortgage insurance that previously only applied to high loan-to-value insured mortgages. These changes in regulatory requirements are expected to cause a decrease in demand for both flow and bulk new insurance written going forward.

On December 11, 2015, CMHC announced a price increase to the guarantee fees it will charge issuers as well as annual limits for new guarantees for both its NHA MBS and CMB programs effective July 1, 2016. CMHC guarantees the timely payment of principal and interest for NHA MBS and CMB, enabling approved financial institutions to pool eligible mortgages and transform them into marketable securities that can be sold to investors. The guarantee fees are paid by lenders in addition to the mortgage insurance premium. This price increase was in addition to a price increase implemented effective April 1, 2015. On June 3, 2015, the Canadian government published regulations that prohibit the substitution of mortgages in insured pools after May 15, 2015 and limit the mortgage insurer’s commitment period to no more than one year. In February 2016, the Canadian government published regulations to implement the prohibition that was announced in its 2013 budget to limit portfolio insurance to only those mortgages that will be used in CMHC securitization programs and to prohibit the use of government guaranteed insured mortgages in private securitizations. The regulations became effective on July 1, 2016 and are expected to decrease demand for low loan-to-value mortgage insurance in Canada over time.

If the Canadian government were to alter its applicable regulatory policies in any manner adverse to us, including by managing its aggregate cap of CAD$350.0 billion on the outstanding principal amount of mortgages insured by private mortgage insurance providers in a manner that is detrimental to private mortgage insurance providers, altering the terms of or terminating its guarantee of the policies of private mortgage insurance providers, including those with our mortgage insurance business in Canada, or varying the treatment of private mortgage insurance in their applicable capital rules, we could lose our ability to compete effectively with CMHC and could effectively be unable to write new business as a private mortgage insurer in Canada. This could have an adverse effect on our ability to offer mortgage insurance products in Canada and could materially adversely affect our financial condition and results of operations. For further discussion of the Canadian government guarantee, refer to “Item 1—Business—Canada Mortgage Insurance—Government guarantee eligibility.”

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

Basel III

In December 2010, revisions to a set of regulatory rules and procedures governing global bank capital standards were introduced by the Basel Committee to strengthen regulatory capital, liquidity and other requirements for banks, known as Basel III. Although we believe these revisions could support further use of mortgage insurance as a risk and capital management tool in international markets, their adoption by individual countries internationally and in the United States has not concluded and we cannot be sure that this will be the case. In December 2014, the Basel Committee issued two consultative documents, one on proposed revisions to the standardized approach to credit risk and the second on capital floors for IRB banks. We made submissions in response to those documents, advocating for recognition of mortgage insurance and certain other changes, including the treatment of real estate risk. A second consultative document on the standardized approach to credit risk was issued in December 2015, and a consultative document on IRB banks was issued in March 2016. Since the Basel framework continues to evolve, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel III in a manner that does not reward lenders for using mortgage insurance on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be materially adversely affected.

We may not be able to continue to mitigate the impact of Regulations XXX or AXXX and, therefore, we may incur higher operating costs that could have a material adverse effect on our financial condition and results of operations.

We have increased term and universal life insurance statutory reserves in response to Regulations XXX and AXXX and have taken steps to mitigate the impact these regulations have had on our business, including increasing premium rates and implementing reserve funding structures. One way that we and other insurance companies have mitigated the impact of these regulations is through captive reinsurance companies and/or special purpose vehicles. If we were to discontinue our use of captive life reinsurance subsidiaries to finance statutory reserves in response to regulatory changes on a prospective basis, the reasonably likely impact would be increased costs related to alternative financing, such as third-party reinsurance, which would adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.

On March 7, 2016, we suspended sales of our traditional life insurance products. While we are no longer writing new life insurance business, we cannot provide assurance that we will be able to continue to implement actions to mitigate further impacts of Regulations XXX or AXXX on our in-force term and universal life insurance products which are not currently part of reserve funding structures or which may be part of existing reserve arrangements and need refinancing.

Additionally, there may be future regulatory, tax or other impacts to existing reserve funding structures and/or future refinancing, which could require us to increase statutory reserves or incur higher operating and/or tax costs. For example, effective January 1, 2017, the NAIC adopted an amended version of AG 48. The NAIC also adopted the Term and Universal Life Insurance Reserve Financing Model Regulation in December 2016, which will apply when formally adopted by the states. There are differences between AG 48 and the Term and Universal Life Insurance Reserve Financing Model Regulation, and it is not clear what additional changes or state variations may emerge as the states adopt this regulation. Further implementation of the framework remains with respect to RBC calculations, financial reporting by captives and other issues. As a result, there is the potential for additional requirements making it more difficult and/or expensive for us to mitigate the impact of Regulations XXX and AXXX.

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

Among other provisions, the Dodd-Frank Act established new framework of regulation of the OTC derivatives markets which require, among other things, trade reporting of OTC derivatives transactions, formalized documentation requirements, execution of designated transactions on a SEF or DCM, clearing of designated transactions through DCOs and exchange of initial and variation margin for non-cleared swap transactions. We currently are subject to reporting with respect to all derivatives transactions we enter into and must execute certain interest rate and other transactions on a SEF or DCM, which transactions we also must clear through a DCO. The clearing requirements, among other things, require us to post with a futures commission merchant highly liquid securities or cash as initial margin and cash to meet variation margin requirements for most interest rate derivatives we trade. Over time, we will experience additional collateral requirements for derivative transactions that are not required to be cleared. As the new marketplace continues to evolve, we may have to alter or limit the way we use derivatives in the future, which could have a material adverse effect on our results of operations and financial condition. We are subject to similar trade reporting, documentation, central trading and clearing and OTC margining requirements when we transact with foreign derivatives counterparties. The Dodd-Frank Act and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.

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

The Dodd-Frank Act established the FIO within the Department of the Treasury to perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers that may be designated for more stringent oversight by the FSOC. We have not been designated to receive oversight by the FSOC, but there can be no assurances that it will not happen in the future.

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

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. In addition, the required adoption of future accounting and reporting standards may result in significant costs to implement. For example, current proposals may change the accounting treatment for insurance contracts and financial instruments and could result in increased volatility of net income (loss) as well as other comprehensive income (loss). In addition, the implementation of these or other proposals could require us to make significant changes to systems and use additional resources, resulting in significant incremental costs to implement the proposals.

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

As part of the China Oceanwide transaction, China Oceanwide has agreed to contribute to us, on or prior to the maturity of the outstanding 6.515% senior notes due in 2018, $600 million to retire such outstanding debt obligations. However, there is no guarantee the transaction will be completed.

To the extent we seek additional borrowings to satisfy our liquidity needs, the availability of additional borrowings depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. If we were required to raise additional debt today, we do not believe we would be able to raise borrowings on favorable terms, and we may not be able to raise borrowings at all, based on current market conditions and our credit ratings and financial condition. There is no guarantee that any of these factors will improve in the future when we would seek additional borrowings. Disruptions, volatility and uncertainty in the financial markets and downgrades in our credit ratings may force us to delay raising capital, issue shorter term securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price.

In April 2016, Genworth Holdings terminated its $300 million multicurrency revolving credit facility, prior to its September 26, 2016 maturity date. There were no amounts outstanding under the credit facility at the time of termination. To extent we need additional funding to satisfy our additional liquidity needs, there can be no assurance that we will be able to enter into a credit facility on terms (or at targeted amounts) acceptable to us or at all.

Similarly, market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity through asset sales or the issuance of additional equity, and any issuance of equity in such circumstances could be highly dilutive to our stockholders.

For a further discussion of our liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The rating agencies took a variety of adverse ratings actions with respect to the financial strength ratings of our principal life insurance subsidiaries following our announcements regarding the China Oceanwide transaction and charges in our long-term care insurance business in the third quarter of 2016. See “Item 1—Business—Financial Strength Ratings” for information regarding the current financial strength ratings of our principal insurance subsidiaries.

The direct or indirect effects of such adverse ratings actions or any future actions could include, but are not limited to:

•	reducing new sales of our products or limiting the business opportunities we are presented with;

•	adversely affecting our relationships with distributors, including the loss of exclusivity under certain agreements with our independent sales intermediaries and distribution partners;

•	causing us to lose key distributors that have ratings requirements that we may no longer satisfy (or resulting in our renegotiation of new, less favorable arrangements with those distributors);

•	requiring us to modify some of our existing products or services to remain competitive, or introduce new products or services;

•	materially increasing the number or amount of policy surrenders, withdrawals and loans by contractholders and policyholders;

•	requiring us to post additional collateral for our derivatives or hedging agreements (including those providing us with protection against certain foreign currency exchange movement, interest rate fluctuation and equity market risk) or enabling the counterparties to these agreements to exercise their right to terminate all transactions under the agreements;

•	requiring us to provide support, or to arrange for third-party support, in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance, securitization and other agreements, or otherwise securing our commercial counterparties for the perceived risk of our financial strength;

•	adversely affecting our ability to maintain reinsurance or obtain new reinsurance or obtain it on reasonable pricing and other terms;

•	limiting our ability to enter into new derivative transactions thereby increasing additional asset adequacy or other statutory reserves and lowering statutory capital, reducing our financial flexibility;

•	increasing the capital charge associated with affiliated investments within certain of our U.S. life insurance businesses thereby lowering capital and risk based capital of these subsidiaries and negatively impacting our financial flexibility;

•	regulators requiring certain of our subsidiaries to maintain additional capital, limiting thereby our financial flexibility and requiring us to raise additional capital;

•	adversely affecting our ability to raise capital;

•	increasing our cost of borrowing and making it more difficult to borrow in the public debt markets or enter into a credit agreement; and

•	making it more difficult to execute strategic plans to effectively address our current business challenges.

Sales of our U.S. life insurance products, including our long-term care insurance products, have been impacted by our lower ratings and certain distributor suspensions driven by recent rating agency actions. We expect that our sales will continue to be adversely impacted by our current ratings. Any further adverse ratings announcements or actions likely would have, or intensify, the adverse impact of the direct or indirect effects discussed above (among others), all of which could have a material adverse impact on our results of operations, financial condition and business.

Under PMIERs, the GSEs have substantially revised their eligibility requirements and no longer primarily base such requirements on maintenance of specific ratings levels. In lieu of ratings criteria, the GSEs, under PMIERs, have adopted new financial requirements. See “— If we are unable to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” for additional information regarding the requirements under PMIERs. However, under PMIERs, the GSEs now require maintenance of at least one rating with a rating agency acceptable to the respective GSEs. Ratings downgrades that result in our inability to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our results of operations and financial condition. Further, our relationships with our mortgage insurance customers may be adversely affected by the ratings assigned to our holding company or other operating subsidiaries which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal or interest payments they owe us. As of December 31, 2016, fixed maturity securities of $60.6 billion in our investment portfolio represented 82% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations, our expected recoveries in the event of a default or circumstances that would require us to sell securities which have declined in value.

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

Our success is largely dependent on our ability to retain and attract qualified employees. We face intense competition in our industry for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance and other professionals. Our ability to retain, attract and motivate experienced and qualified employees has been more challenging in light of our recent financial difficulties and our announced expense reductions, as well as the demands being placed on our employees. In addition, our ability to attract, recruit, retain and motivate current and prospective employees may be adversely impacted by our proposed transaction with China Oceanwide. We cannot be sure we will be able to attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on results of operations, financial condition and business operations. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.

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

We have developed risk management programs that include risk appetite, limits, identification, quantification, governance, policies and procedures and seek to appropriately identify, monitor, measure, control, mitigate and report the types of risks to which we are subject. We regularly review our risk management programs and work to update them on an ongoing basis to be consistent with evolving global best market practices. However, our risk management programs may not fully control or mitigate all of the risks we face in our business or anticipate all potential material negative events.

Many of our methods of managing certain financial risks (e.g. credit, market, insurance and underwriting risks) are based on observed historical market behaviors and/or historical, statistically-based models. Historical measures may not accurately predict future exposures, which could be significantly greater than historical measures have indicated. We have also established internal risk limits based upon these historical, statistically-based models and we monitor compliance with these limits. Our internal risk limits may be insufficient and our monitoring may not detect all violations (inadvertent or otherwise) of these limits. Other risk management methods are based on our evaluation of information regarding markets, customers and customer behavior, macroeconomic and environmental conditions, catastrophic occurrences and potential changing paradigms that are publicly available or otherwise accessible to us. This collective information may not always be accurate, complete, up to date or properly considered, interpreted or evaluated in our analyses. Moreover, the models and other parts of our risk management programs we rely on in managing various aspects of our business may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of issues arising in the construction, implementation, interpretation or use of the models or other programs, the use of inaccurate assumptions or use of short-term financial metrics that do not reveal long-term trends. The limitations of our models and other parts of our risk management programs may be material, and could lead us to make wrong or sub-optimal decisions in managing our risk and other aspects of our business and this could have a material adverse effect on our results of operations, financial condition and business.

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

We employ various strategies, including hedging and reinsurance, to mitigate financial risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, changes in equity markets, credit spread movements, the occurrence of credit and counterparty defaults, currency fluctuations, changes in global housing prices, and changes in mortality, morbidity and lapses. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments. Such contracts and instruments may not always be available to us and subject us to counterparty credit risk. Developing effective strategies for dealing with these risks is a complex process, and no strategy can fully insulate us from such risks. The execution of these strategies also introduces operational risks and considerations. See “—Reinsurance may not be available, affordable or adequate to protect us against losses” and “—Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our results of operations and financial condition” for more information about risks inherent in our reinsurance and hedging strategies.

We may choose to retain certain levels of financial and/or non-financial risk, even when it is possible to mitigate these risks. The decision to retain certain levels of financial risk is predicated on our belief that the expected future returns that we will realize from retaining the risk, in relation to the level of risk retained, is favorable, but it may turn out that our expectations are incorrect and we incur material costs or suffer other adverse consequences that arise from the retained risk.

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

We cannot be certain that any loss of business from significant customers, or any single lender, would be replaced by other customers, existing or new. As a result of current market conditions and increased regulatory requirements, our lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers, based on their views with respect to an insurer’s pricing, service levels, underwriting guidelines, loss mitigation practices, financial strength, ratings or other factors.

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

The U.S. private mortgage insurance industry remains highly competitive, particularly with the entry of new participants in the last several years. There are currently seven active mortgage insurers, including us. Some of these private mortgage insurers, particularly new entrants, may have short- to mid-term business goals that differ from ours. For example, we believe that in order to achieve operational scale some competitors have sought to increase their market share through lower pricing on various products. In addition, not all of our mortgage insurance products have the same return on capital profile. Single premium insurance coverage, for instance, has been priced in the market at levels that currently generate lower lifetime premiums and require higher lifetime capital than monthly products. To the extent that some of our competitors are willing to set lower pricing and accept lower returns than we find acceptable, we may lose business opportunities involving products of this type and this may affect our overall business relationship with certain customers. If we match lower pricing on these products, we will experience a similar reduction in returns on capital. In addition, two recently merged competitors have transitioned from delivering price to lenders via standard rate cards to a form of delivery (i.e., “black box”) with limited pricing information which could enhance their ability to change price across incremental risk attributes and shorten the time to implement future pricing changes in the marketplace. Depending upon the degree to which we undertake or match such pricing practices, there may be a material adverse impact on our business, results of operations and financial condition.

We compete with government-owned and government-sponsored enterprises in our mortgage insurance businesses, and this may put us at a competitive disadvantage on pricing and other terms and conditions.

Our U.S. mortgage insurance business competes with the FHA and the VA, as well as certain local- and state-level housing finance agencies. In particular, since 2008, there has been a significant increase in the number of loans insured by the FHA. Separately, the government-owned and government-sponsored enterprises, including Fannie Mae and Freddie Mac, may also compete with our U.S. mortgage insurance business through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets determines to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our financial condition and results of operations.

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

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. We have previously had a material weakness in internal control over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. Further material weaknesses in internal control over financial reporting or ineffectiveness in disclosure controls and procedures could occur however and result in errors in our financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

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

The success of our strategy for our long-term care insurance business is based on our ability to obtain significant price increases or benefit reductions, as warranted and actuarially justified based on our experience, on our in-force block of long-term care insurance policies and price our new policies appropriately (at significantly higher prices than has historically been the case). The adequacy of our current long-term care insurance reserves also depends significantly on various assumptions and our ability to successfully execute our in-force management plan through increased premiums or reduced benefits as anticipated. Although the terms of all of our long-term care insurance policies permit us to increase premiums during the premium-paying period, these increases generally require regulatory approval, which can often take a long time to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states are considering adopting long-term care insurance rate increase legislation that would further limit increases in long-term care insurance premium rates beyond the rate stability legislation previously adopted in certain states, which would adversely impact our ability to achieve anticipated rate increases. Some states have refused to approve actuarially justified rate actions, to date, and we are currently in litigation with one state that has refused to approve actuarially justified rate actions. Rate increases by us or our competitors could also adversely affect our reputation in the markets in which we operate, adversely impact our ability to continue to market and sell new long-term care insurance products, make it more difficult for us to obtain future rate increases and adversely impact our ability to retain existing policyholders and agents. Policyholders may be unwilling or unable to pay the increased premiums we will seek to charge. We cannot predict how our policyholders (or potential future policyholders), agents, competitors and regulators may react to any rate increases, nor can we predict if regulators will approve requested rate increases. We may also be forced to stop selling our long-term care insurance products in markets where we cannot achieve satisfactory rate increases, which will cause a further decrease in our sales.

In addition, we include assumptions for significant anticipated (but not yet filed) future premium rate increases or benefit reductions in our determination of loss recognition testing of our long-term care insurance reserves under U.S. GAAP and asset adequacy testing of our statutory long-term care insurance reserves (except for our New York insurance subsidiary). As of December 31, 2016, the assumption for future anticipated rate actions increased our U.S. GAAP long-term care insurance margin by approximately $7.3 billion. We may not be able to realize these anticipated rate increases or benefit reductions in the future as a result of our inability to obtain required regulatory approvals or other factors. In this event, we would have to increase our long-term care insurance reserves by amounts that would likely be material. Moreover, we may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or through associated policyholder elections to reduce benefits.

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

A majority of our premium revenue is derived from our long-term care insurance products. In recent years, industry sales of these products have declined. Several factors can affect demand for these products, including changes in market and economic conditions, risk tolerance of insurers and customers and legislative or regulatory changes. In the past, decisions by insurers to cease offering these products, to raise prices on in-force policies or new policies and/or to introduce new products with higher prices have negatively impacted sales for these products. These actions resulted in decreased purchases of these products and have caused some distributors to reduce their sales focus on these products. Our success in this business depends on our ability to introduce and market products and services that are financially attractive and address our customers’ changing demands, yet provide adequate returns to us. If the market for long-term care insurance products continues to decline, or if we are unable to compete effectively in that market given the current ratings of our product offerings, our financial condition and results of operations could be materially adversely affected. Reduced sales may also have a negative impact on our ability to receive future rate increases on our in-force policies, and state Medicaid systems may have decreased reliance on private funding of long-term care services through long-term care insurance.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk and capital management strategy, we have historically purchased reinsurance from external reinsurers as well as provided internal reinsurance support for certain risks underwritten by our various business segments. These reinsurance arrangements enable our businesses to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our statutory capital position and manage risk to within our tolerance level. Some of these reinsurance arrangements are indefinite, but others require periodic renewals. For instance, in Australia, reinsurance contracts generally have a two-year base term. At the end of the base term, we can elect a runoff term to continue coverage, with reducing amounts of regulatory capital benefits, or attempt to negotiate a renewal. The availability and cost of reinsurance protection are impacted by our operating and financial performance, including ratings, as well as conditions beyond our control. For example, our recent financial challenges and adverse rating actions may reduce the availability of certain types of reinsurance and make it more costly when it is available, as reinsurers are less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain new reinsurance or renew existing reinsurance arrangements on acceptable terms, or at all, which could increase our risk and adversely affect our ability to write future business or obtain statutory capital credit for new reinsurance or could require us to make capital contributions to maintain regulatory capital requirements. See “—If we are unable to meet the capital requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the capital requirements requires us to hold amounts of capital that are higher than we currently have planned or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

We cannot be sure of the extent of benefits we will realize from loss mitigation actions or programs in our mortgage insurance businesses in the future.

As part of our loss mitigation efforts in the United States, Canada and Australia, we routinely investigate insured loans and evaluate the related servicing to ensure compliance with applicable guidelines and to detect possible fraud or misrepresentation. As a result, we have, and may in the future, rescind coverage on loans that do not meet our guidelines or curtail the amount of claims payable for non-compliance. In the past, we recognized significant benefits from taking action on these investigations and evaluations under our master policies. While we believe these actions are valid and expect additional actions based on future investigations and evaluations, we can give no assurance on the extent to which we may continue to see such rescissions or curtailments. In addition, insured lenders may object to our actions and we continue to have discussions with certain of those lenders regarding their objections to our actions that in the aggregate are material. If disputed by the insured and a legal proceeding were instituted, the validity of our actions would be determined by arbitration or judicial proceedings unless otherwise settled. In the near term, sales could be reduced or eliminated as a result of a dispute with one or more lenders and such disputes could have an adverse effect on our long-term relationships with those lenders that are impacted. Further, our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be rescinded or have their claims curtailed. A variance between ultimate action rates and these estimates could have a material adverse effect on our financial position and results of operations. For example, if the loan modification trend in 2017 worsens beyond our expectations, we would expect further aging of our delinquent loan inventory, which could increase our loss reserves.

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

A significant portion of our mortgage insurance coverage consists of mortgage loans with high loan-to-value ratios, which typically have claim incidence rates substantially higher than mortgage loans with lower loan-to-value ratios. In Canada and Australia, the risks of having a portfolio with a significant portion of high loan-to-value mortgages are greater than in the United States because we generally agree to cover 100% of the losses associated with mortgage defaults in those markets, compared to percentages in the United States that typically range between 10% and 35% of the loan amount. Although we take these factors into account in setting premiums, the difference in premium rates may not be sufficient to compensate us for the greater risks associated with mortgage loans bearing higher loan-to-value ratios or 100% cover.

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

We provide mortgage insurance primarily for high loan-to-value mortgages. Factors that could lead to a decrease in the volume of high loan-to-value mortgage originations include, but are not limited to:

•	an increase in the level of home mortgage interest rates and, in the United States, a reduction or loss of mortgage interest deductibility for federal income tax purposes;

•	implementation of more rigorous mortgage lending regulation, such as under the Dodd-Frank Act in the United States and APRA Prudential Practice Guides in Australia;

•	a decline in economic conditions generally, or in conditions in regional and local economies;

•	the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;

•	an increase in the price of homes relative to income levels;

•	adverse population trends, including lower homeownership rates;

•	high rates of home price appreciation, which for refinancings affect whether refinanced loans have loan-to-value ratios that require mortgage insurance; and

•	changes in government housing policy encouraging loans to first-time home buyers.

A decline in the volume of high loan-to-value mortgage originations would reduce the demand for mortgage insurance and, therefore, could have a material adverse effect on our financial condition and results of operations.

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 87%, 88% and 90% , respectively, of our U.S. gross premiums earned in each of the years ended December 31, 2016, 2015 and 2014 were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the United States generally permit a homeowner to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Our U.S. policy flow persistency rates increased from 46% for the year ended December 31, 2003 to elevated levels of 82%, 80% and 78% for the years ended December 31, 2014, 2015 and 2016, respectively. A decrease in persistency in the U.S. market generally would reduce the amount of our insurance in-force and could have a material adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A, ARMs and certain 100% loan-to-value loans, could have a material adverse effect if claims generated by such products remain elevated or increase.

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

During 2016, we recorded a valuation allowance of $258 million on deferred tax assets. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the proposed transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership.

We have agreed to make payments to GE based on the projected amounts of certain tax savings we expect to realize as a result of our IPO. We will remain obligated to make these payments even if we do not realize the related tax savings and the payments could be accelerated in the event of certain changes in control.

Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next eight years. This fixed obligation, the estimated present value of which was $173 million and $188 million as of December 31, 2016 and 2015, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of our IPO in 2004. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operations. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2016 and 2015 was $173 million and $188 million, respectively. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

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

Stock markets in general, and our common stock in particular, have experienced significant price and volume volatility since late 2008. The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry generally, as well as investor concern about, among other things, some of our products (including long-term care insurance), our operations, reserves, ratings, business prospects, liquidity and capital positions. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by, among other issues:

•	failure to complete the proposed transaction with China Oceanwide or to complete it in the timeframe, terms or manner currently anticipated;

•	our financial performance and condition and future prospects;

•	operating results that vary from the expectations of securities analysts and investors;

•	operating and securities price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	changes in global financial markets and global economies and general market conditions;

•	rating agency announcements or actions with respect to the ratings of our company and our subsidiaries or our competitors;

•	changes in laws and regulations affecting our business; and

•	market prices for our equity securities.

Stock price volatility and a decrease in our stock price could make it difficult for us to raise equity capital or, if we are able to raise equity capital, could result in substantial dilution to our existing stockholders.

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC.

Item 2.	Properties

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,000 square feet in four buildings, as well as a facility in Lynchburg, Virginia with approximately 291,000 square feet. In addition, we lease approximately 203,000 square feet of office space in 9 locations throughout the United States. We also lease approximately 148,000 square feet in 11 locations outside the United States.

Most of our leases in the United States and other countries have lease terms of three to five years. Although some leases have longer terms, no lease has an expiration date beyond 2023. Our aggregate annual rental expense under all leases was $12 million during the year ended December 31, 2016.

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

Market for Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intra-day sales prices per share of our Class A Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

2016	High	Low
First Quarter	$3.88	$1.57
Second Quarter	$4.20	$2.43
Third Quarter	$5.23	$2.26
Fourth Quarter	$5.27	$3.81

2015	High	Low
First Quarter	$8.82	$6.75
Second Quarter	$9.19	$7.27
Third Quarter	$7.90	$4.23
Fourth Quarter	$5.75	$3.46

As of February 15, 2017, we had 328 holders of record of our Class A Common Stock.

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

In November 2015, we were included in the S&P MidCap 400 Index, which is more representative of our total market capitalization. The following graph compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total stockholder return on the S&P 500 Stock Index, S&P 500 Insurance Index and S&P MidCap 400 Index.

	2011	2012	2013	2014	2015	2016
Genworth Financial, Inc.	$100.00	$114.66	$237.10	$129.77	$56.95	$58.17
S&P 500®	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
S&P 500 Insurance Index	$100.00	$119.09	$174.72	$189.20	$193.60	$227.64
S&P MidCap 400 Index	$100.00	$117.88	$157.37	$172.74	$168.98	$204.03

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

The following table sets forth selected financial information. The selected financial information as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included in “Item 8—Financial Statements and Supplementary Data.” You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions, except per share amounts)	2016	2015	2014	2013	2012
Consolidated Statements of Income Information
Revenues:
Premiums	$4,160	$4,579	$4,700	$4,516	$4,364
Net investment income	3,159	3,138	3,142	3,155	3,216
Net investment gains (losses)	72	(75)	(22)	(64)	22
Policy fees and other income	978	906	909	1,018	1,226

Total revenues	8,369	8,548	8,729	8,625	8,828

Benefits and expenses:
Benefits and operating expenses	7,712	8,144	9,595	7,182	7,752
Interest expense	337	419	433	450	431

Total benefits and expenses	8,049	8,563	10,028	7,632	8,183

Income (loss) from continuing operations before income taxes	320	(15)	(1,299)	993	645
Provision (benefit) for income taxes	358	(9)	(94)	313	131

Income (loss) from continuing operations	(38)	(6)	(1,205)	680	514
Income (loss) from discontinued operations, net of taxes (1)	(29)	(407)	157	34	11

Net income (loss)	(67)	(413)	(1,048)	714	525
Less: net income attributable to noncontrolling interests (2)	210	202	196	154	200

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(277)	$(615)	$(1,244)	$560	$325

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.50)	$(0.42)	$(2.82)	$1.07	$0.64

Diluted (3)	$(0.50)	$(0.42)	$(2.82)	$1.05	$0.63

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders per common share:
Basic (1)	$(0.06)	$(0.82)	$0.32	$0.07	$0.02

Diluted (1)	$(0.06)	$(0.82)	$0.32	$0.07	$0.02

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.56)	$(1.24)	$(2.51)	$1.13	$0.66

Diluted (3)	$(0.56)	$(1.24)	$(2.51)	$1.12	$0.66

Weighted-average common shares outstanding: (4)
Basic	498.3	497.4	496.4	493.6	491.6

Diluted (3)	498.3	497.4	496.4	498.7	494.4

Cash dividends declared per common share	$—	$—	$—	$—	$—

	Years ended December 31,
(Amounts in millions)	2016	2015	2014	2013	2012
Selected Segment Information
Total revenues:
U.S. Mortgage Insurance	$726	$665	$639	$616	$676
Canada Mortgage Insurance	645	564	669	760	786
Australia Mortgage Insurance	440	474	537	555	567
U.S. Life Insurance	6,250	6,545	6,587	6,330	6,250
Runoff	302	259	275	302	381
Corporate and Other	6	41	22	62	168

Total	$8,369	$8,548	$8,729	$8,625	$8,828

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance	$249	$179	$91	$37	$(114)
Canada Mortgage Insurance	159	140	167	182	239
Australia Mortgage Insurance	65	103	27	227	140
U.S. Life Insurance	(146)	(253)	(1,405)	384	274
Runoff	25	(5)	14	49	58
Corporate and Other	(600)	(372)	(295)	(353)	(283)

Total	$(248)	$(208)	$(1,401)	$526	$314

Consolidated Balance Sheet Information
Total investments	$71,569	$69,128	$71,773	$67,203	$72,638
All other assets (5)	33,089	37,176	37,400	38,370	37,663
Assets held for sale (1)	—	127	2,143	2,425	2,964

Total assets	$104,658	$106,431	$111,316	$107,998	$113,265

Policyholder liabilities	$75,359	$74,087	$73,313	$69,733	$70,744
Non-recourse funding obligations	310	1,920	1,981	2,021	2,047
Long-term borrowings	4,180	4,570	4,612	5,131	4,748
All other liabilities	10,342	11,090	13,519	14,242	16,527
Liabilities held for sale (1)	—	127	1,094	1,251	1,418

Total liabilities	$90,191	$91,794	$94,519	$92,378	$95,484

Accumulated other comprehensive income (loss)	$3,094	$3,010	$4,446	$2,542	$5,202
Noncontrolling interests (2)	$1,823	$1,813	$1,874	$1,227	$1,288
Total equity	$14,467	$14,637	$16,797	$15,620	$17,781

U.S. Statutory Financial Information (6)
Statutory capital and surplus (7)	$5,575	$5,631	$5,409	$5,104	$4,489
Asset valuation reserve	$351	$339	$311	$272	$218

(1)	On May 9, 2016, GMICO, our wholly-owned indirect subsidiary, sold our European mortgage insurance business, which was accounted for as held for sale and its financial position was separately reported for all periods presented. On December 1, 2015, we sold our lifestyle protection insurance business, which was accounted for as discontinued operations and its financial position and results of operations were separately reported for all periods presented. On August 30, 2013, we sold our wealth management business, which was accounted for as discontinued operations and its financial position and results of operations were separately reported for all periods presented. Also included in discontinued operations was our tax and advisor unit, Genworth Financial Investment Services, which was part of our wealth management business until its sale on April 2, 2012. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

(2)	Noncontrolling interests relate to the third-party public ownership of our Australian and Canadian mortgage insurance businesses. On May 21, 2014, Genworth Australia, a holding company for Genworth’s Australian mortgage insurance business, completed an IPO of 220,000,000 of its ordinary shares. Following completion of the initial offering, we beneficially owned 66.2% of the ordinary shares of Genworth Australia. On May 15, 2015, we sold 92,300,000 of our shares in Genworth Australia at AUD$3.08 per ordinary share. Following completion of this offering, Genworth Financial beneficially owns 52.0% of the ordinary shares of Genworth Australia through subsidiaries. We completed an IPO of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. We currently hold approximately 57.2% of the outstanding common shares of Genworth Canada on a consolidated basis through subsidiaries. See note 23 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to noncontrolling interests.
(3)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016, 2015 and 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the years ended December 31, 2016, 2015 and 2014, as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of 2.0 million, 1.6 million and 5.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016, 2015 and 2014, dilutive potential weighted-average common shares outstanding would have been 500.3 million, 499.0 million and 502.0 million, respectively.
(4)	The number of shares used in our calculation of diluted earnings per common share in 2012, 2013, 2014, 2015 and 2016 was affected by stock options, RSUs and SARs and was calculated using the treasury method.
(5)	We have several significant reinsurance transactions with UFLIC, an affiliate of GE, our former parent company, in which we ceded certain blocks of structured settlement annuities, variable annuities and long-term care insurance. As a result of these transactions, we transferred investment securities to UFLIC and recorded a reinsurance recoverable that was included in “all other assets.” For a discussion of this transaction, refer to note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
(6)	We derived the U.S. Statutory Financial Information from Annual Statements of our U.S. domiciled insurance company subsidiaries that were filed with the insurance departments in states where we are domiciled and were prepared in accordance with statutory accounting practices prescribed or permitted by the insurance departments in states where we are domiciled. These statutory accounting practices vary in certain material respects from U.S. GAAP.
(7)	Combined statutory capital and surplus for our U.S. domiciled insurance subsidiaries includes surplus notes issued by our U.S. life insurance subsidiaries and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries. The combined statutory capital and surplus as of December 31, 2015 was re-presented as if the merger of BLAIC with and into GLIC occurred on January 1, 2015 in accordance with the statutory merger method (see note 18 in “Part II—Item 8— Financial Statements and Supplementary Data” for additional information). However, we did not re-present the combined statutory net loss for the years ended December 31, 2014, 2013 and 2012 in accordance with statutory accounting principles and, therefore, the amounts are not comparable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2016 compared to 2015

•	We had a net loss available to Genworth Financial, Inc.’s common stockholders of $277 million and $615 million, respectively.

•	During 2015, we recorded losses of $407 million and $141 million related to the sales of our lifestyle protection insurance business and our mortgage insurance business in Europe, respectively. During 2016, we recorded an additional loss of $29 million related to the sale of our lifestyle protection insurance business and a gain of $18 million related to the sale of our mortgage insurance business in Europe. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information related to the sale of businesses.

•	We recorded a DAC impairment of $296 million in our life insurance business in the third quarter of 2015 related to a life block transaction that was completed in the first quarter of 2016 as discussed below.

•	In our long-term care insurance business, our financial results were lower largely from an increase of $283 million in claim reserves, net of reinsurance, as a result of our annual claims assumption review in 2016. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. For additional information, see“—Critical Accounting Estimates—Liabilities for policy and contract claims.” These decreases were partially offset by higher premiums and reduced benefits of $130 million in 2016 from in-force rate actions approved and implemented.

•	During 2016, we recorded a valuation allowance of $258 million on deferred tax assets in Corporate and Other activities. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the proposed transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership.

•	During 2016, we recorded a $45 million expense related to the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $6 million of legal fees and expenses related to this litigation.

2015 compared to 2014

•	We had a net loss available to Genworth Financial, Inc.’s common stockholders of $615 million in 2015 compared to $1,244 million in 2014.

•	We recorded a DAC impairment of $296 million in our life insurance business in the third quarter of 2015 related to a life block transaction that was completed in the first quarter of 2016 as discussed below. In addition, we recorded a charge of $194 million related to our annual review of assumptions in our universal and term universal life insurance products in 2015. For additional information on DAC, PVFP and reserves, see “—Critical Accounting Estimates.” We also had a net $69 million of increased premiums and reduced benefits from in-force rate actions in our long-term care insurance business in 2015.

•	In 2015, we also recorded a loss of $407 million related to our lifestyle protection insurance business and an estimated loss of $141 million related to the planned sale of our mortgage insurance business in Europe. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

•	In 2014, we increased reserves in our long-term care insurance business by $478 million as a result of our loss recognition testing completed in the fourth quarter of 2014 and by $345 million related to the completion of a review of our claim reserves in the third quarter of 2014. For additional information on reserves, see “—Critical Accounting Estimates—Future policy benefits/Liability for policy and contract claims.” We also recorded goodwill impairments of $791 million in our U.S. Life Insurance segment in 2014.

•	As we considered potential business portfolio changes in the fourth quarter of 2014, we recognized a tax charge of $174 million associated with our Australian mortgage insurance business as we could no longer assert our intent to permanently reinvest earnings in that business. We also recorded a charge of $31 million in the fourth quarter of 2014 in connection with our plans to sell our lifestyle protection insurance business from a change to the permanent reinvestment assertion on one of its legal entities.

Significant Developments

The periods under review include, among others, the following significant developments.

Low interest rate environment

Interest rates rose by as much as 40 basis points in response to the U.S. Presidential election and continued to rise steadily for the remainder of the fourth quarter of 2016, further supported by a 25 basis point hike in the Federal Reserve policy rate. In our long-term care insurance, life insurance and annuity products, low interest rates reduce the returns we earn on the investments that support our obligations under these products, which increases reinvestment risk and reduces our ability to achieve our targeted investment returns. Given the average life of our assets is shorter than the average life of the liabilities, our reinvestment risk is greater for these products as a significant portion of cash flows used to pay benefits to our policyholders and contractholders comes from investment returns. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because many contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. A low interest rate environment can also negatively impact the sufficiency of our margins on DAC and PVFP. For example, as a result of low interest rates, the margin on our fixed immediate annuities was negative in the second quarter of 2016 and resulted in a DAC write off and the establishment of additional reserves. See “—Critical Accounting Estimates—Deferred acquisition costs/Present value of future profits” for additional information. In addition, prolonged periods of low interest rates have increased our statutory reserves and the required capital in our U.S. life insurance subsidiaries. As a result, historically low interest rates over the last few years have adversely impacted our business, particularly in our long-term care insurance, life insurance and annuity products, and may materially adversely impact the profitability of these products in the future.

Our investment portfolio has overall been negatively impacted by the low interest rate environment. We have had to reinvest the cash we receive as interest or return of principal on our investments that matured or were called in lower-yielding high-grade instruments or in lower-credit instruments. For example, during the three months ended December 31, 2016, we reinvested $3.1 billion at an average rate of 3.2% as compared to our annualized weighted-average investment yield of 4.6%. Our derivatives portfolio contains forward starting interest rate swaps to hedge against changes in interest rates associated with future bond purchases in our long-term care insurance business, which increase in value at lower interest rates. However, a majority of these future bond purchases are not hedged.

Overall, both U.S. and most global rates ended higher in 2016 as a result of the fourth quarter of 2016 activity but were lower on average versus 2015. Low interest rates are relatively neutral for our U.S. mortgage insurance business. While low interest rates have contributed to a stronger housing market and an increase in first-time homebuyers, low interest rates have increased the rate at which borrowers refinance their existing mortgages and have contributed to home price appreciation, both of which can result in the cancellation of mortgage insurance coverage.

See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk. In addition, for a further discussion of the risks associated with interest rates, see “Part I—Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability.”

Dispositions

•	Sale of our mortgage insurance business in Europe. On May 9, 2016, we completed the sale of our European mortgage insurance business to AmTrust Financial Services, Inc. and received $55 million with net proceeds of approximately $50 million. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

•	Completed sale of a life insurance block. On September 30, 2015, GLAIC, our indirect wholly-owned subsidiary, entered into a Master Agreement (the “Master Agreement”) for a life block transaction with Protective Life Insurance Company (“Protective Life”). Pursuant to the Master Agreement, GLAIC and Protective Life agreed to enter into a reinsurance agreement (the “Reinsurance Agreement”), under the terms of which Protective Life would coinsure certain term life insurance business of GLAIC, net of third-party reinsurance. The Reinsurance Agreement was entered into in January 2016. In connection with entering into the Master Agreement, we recorded a DAC impairment of $296 million in the third quarter of 2015 as a result of loss recognition testing of certain term life insurance policies as part of this life block transaction. This transaction generated capital in excess of $150 million in aggregate to Genworth, including tax benefits of approximately $175 million to the holding company that were settled in July 2016, which are committed to be used in executing the restructuring plan for our U.S. life insurance businesses.

•	Sale of our lifestyle protection insurance business. On December 1, 2015, we sold our lifestyle protection insurance business to AXA and received approximately $493 million with net proceeds of approximately $400 million. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

U.S. Mortgage Insurance

•	PMIERs compliance. As of December 31, 2016 and 2015, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. As of December 31 2016, we estimate our U.S. mortgage insurance business had available assets of approximately 115% of the required assets under PMIERs compared to approximately 109% as of December 31, 2015. As of December 31, 2016 and December 31, 2015, the PMIERs sufficiency ratios were in excess of $350 million and $200 million, respectively, of available assets above the PMIERs requirements. The increase during 2016 was driven, in part, by a higher valuation and the impact of foreign exchange of our U.S. mortgage insurance business’ holdings in Genworth Canada, positive operating cash flows, execution of new reinsurance, proceeds from the sale of our European mortgage insurance business, tax proceeds and the reduction in delinquent loans. This increase was partially offset by growth in new insurance written. For additional information related to PMIERs, see “Part I— Item 1—Business—Regulation—Mortgage Insurance Regulation—Other U.S. regulation.”

•	Adjusted operating income. Adjusted operating income was $250 million for the year ended December 31, 2016, an increase of $71 million compared to 2015, driven mostly by lower losses and higher premiums primarily from growth in new insurance written in 2016.

U.S. Life Insurance

•

Completion of annual long-term care insurance claims assumption review. In the third quarter of 2016, we completed our annual claims assumption review in our long-term care insurance business that resulted in a charge of $283 million. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. See “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information.

•	Long-term care insurance margins. In the fourth quarter of 2016, we completed our annual assumption review for our long-term care insurance business and our U.S. GAAP margins remain positive but decreased to a combined $1.0 billion to $1.5 billion as of December 31, 2016. For additional information on reserves, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Future policy benefits.”

•	Completion of life insurance assumption review. We completed our annual review of assumptions in our life insurance business in the fourth quarter of 2016. As a result of this review, we recorded $196 million of charges in our universal and term universal life insurance products. The negative impact was primarily driven by assumptions changes due to emerging mortality experience in older age populations with more modest assumption updates to interest rates, persistency and other refinements, partially offset by updated assumptions related to future policy charges. In the fourth quarter of 2015, we recorded $194 million of charges, which included $36 million of corrections related to reinsurance inputs, in our universal and term universal life insurance products. The 2015 updated assumptions reflected changes to persistency, long-term interest rates, mortality and other refinements. For additional information on DAC and reserves, see “—Critical Accounting Estimates—Deferred acquisition costs/Policyholder account balances.”

•	Completion of BLAIC repatriation. In February 2016, as part of restructuring our U.S. life insurance businesses, we announced an initiative to repatriate existing reinsured business from BLAIC, our primary Bermuda domiciled captive reinsurance subsidiary, to our U.S. life insurance subsidiaries in 2016. Effective April 1, 2016, we recaptured a block of universal life insurance from BLAIC to GLAIC. In addition, effective July 1, 2016, we recaptured a block of term life insurance from BLAIC to GLAIC and terminated a term life insurance excess of loss treaty with BLAIC. The repatriation was completed through the merger of BLAIC into GLIC in October 2016.

•	Suspension of sales of our traditional life insurance and fixed annuity products. As part of our initiative announced on February 4, 2016 to restructure our U.S. life insurance businesses, we decided to suspend sales of our traditional life insurance and fixed annuity products on March 7, 2016 given the continued impact of ratings and recent sales levels of these products. This action, along with reducing expense levels in our U.S. life insurance businesses resulted in approximately $50 million of pre-tax cash expense savings and $18 million of restructuring charges in the first half of 2016.

•	Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and will continue to pursue, significant premium rate increases on our in-force blocks of business, as needed. The goal of our rate actions already implemented, as well as future rate actions, is to mitigate losses on our older generation policy series and help offset higher than priced-for loss ratios and lower returns on newer generation products. For all of these rate action filings, we received 96 filing approvals from 25 states in 2016, representing a weighted-average increase of 28% on approximately $719 million in annualized in-force premiums. We also submitted 79 new filings in 32 states in 2016, representing approximately $834 million in in-force premiums.

•	RBC ratio. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 329% as of December 31, 2016 and 372% as of December 31, 2015 as re-presented for the merger of BLAIC with and into GLIC (see note 18 in “Part II—Item 8—Financial Statements and Supplementary Data” for additional information).

Liquidity and Capital Resources

•	Redemption of Genworth Holdings’ 2016 notes. In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest using cash proceeds received from the sale of our lifestyle protection insurance business.

•	Repurchase of Genworth Holdings senior notes. During the three months ended March 31, 2016, we repurchased $28 million principal amount of Genworth Holdings’ notes with 2021 maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

•	Completion of Genworth Holdings’ bond consent solicitation. Genworth Holdings paid total fees related to a bond consent solicitation of approximately $61 million, including bond consent fees of $43 million, which were deferred, as well as broker, advisor and investment banking fees of $18 million, which were expensed, in the first quarter of 2016.

•	Redemption of non-recourse funding obligations. During the three months ended March 31, 2016, in connection with a life block transaction, River Lake Insurance Company (“River Lake”), our indirect wholly-owned subsidiary, redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake Insurance Company II (“River Lake II”), our indirect wholly-owned subsidiary, redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs.

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

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of December 31:

	2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$55,290	$—	$55,290	$—
Broker quotes	713	—	—	713
Internal models	4,569	—	981	3,588

Total fixed maturity securities	$60,572	$—	$56,271	$4,301

	2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$52,141	$—	$52,141	$—
Broker quotes	1,646	—	—	1,646
Internal models	4,410	—	876	3,534

Total fixed maturity securities	$58,197	$—	$53,017	$5,180

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

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to our financial assets and liabilities. We also use derivative instruments to hedge certain currency exposures. Additionally, we purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income (loss) which can result from among other things: (i) changes in the fair value of derivatives not qualifying as accounting hedges; (ii) changes in the fair value of embedded derivatives required to be bifurcated from the related host contract; (iii) ineffectiveness of designated hedges; and (iv) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve. See notes 2, 5 and 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for an additional description of derivative instruments and fair value measurements of derivative instruments.

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

Amortization of DAC for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions including interest rates, policyholder persistency or lapses, insured mortality and expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2016, 2015 and 2014, key assumptions were unlocked in our U.S. Life Insurance and Runoff segments to reflect our current expectation of future investment spreads, lapse rates and mortality.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization. For the years ended December 31, 2016, 2015 and 2014, assumptions were unlocked in our mortgage insurance businesses to reflect our current expectation of future persistency and loss projections.

The following table sets forth the increase (decrease) in amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2016	2015	2014
U.S. Life Insurance	$128	$97	$4
Australia Mortgage Insurance	—	1	—
U.S. Mortgage Insurance	—	1	—
Runoff	(2)	(5)	(9)

Total	$126	$94	$(5)

In the fourth quarter of 2016, as part of our annual review of assumptions, we increased DAC amortization by $144 million in our universal and term universal life insurance products, reflecting updated assumptions primarily for mortality experience in older age populations, partially offset by updated assumptions related to future policy charges. The review of assumptions also contributed significantly to the 2016 impact on universal and term universal life policyholder account balances. Select sensitivities for persistency, long-term interest rates and mortality are more fully discussed under “—Insurance liabilities and reserves—Policyholder account balances” below.

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

In addition, we are required to analyze the impacts from net unrealized investment gains on our available-for-sale investment securities backing insurance liabilities, as if those unrealized gains were realized. As a result, as of December 31, 2016, we reduced the DAC balance of our long-term care insurance business by $439 million with an offsetting amount recorded in other comprehensive income (loss) due largely to the deterioration of the loss recognition testing margin of our long-term care insurance block, excluding the acquired block, in 2016. There was no impact on earnings. See “—Insurance liabilities and reserves—Future policy benefits” for additional details on our loss recognition testing margin of our long-term care insurance block, excluding the acquired block.

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

Historically low interest rate spreads have impacted the margins of our fixed immediate annuity products. In the second quarter of 2016, we performed our loss recognition testing and determined that we had a premium deficiency that resulted in negative margin of $32 million on our fixed immediate annuity products. The results of the test were primarily driven by the low interest rate environment in the second quarter of 2016. As a result, as of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization. Additional information related to the premium deficiency of our fixed immediate annuity products is more fully discussed under “—Insurance liabilities and reserves—Future policy benefits” below.

As of December 31, 2016, we believe all of our other businesses have sufficient future income where the related DAC would be recoverable under selected adverse variations in our assumptions. For a discussion of our long-term care insurance margins, see “—Insurance liabilities and reserves—Future policy benefits” below.

As part of a life block transaction in 2015, we recorded $455 million of additional DAC amortization to reflect loss recognition on certain term life insurance policies. This life block transaction was completed in the first quarter of 2016. For the year ended December 31, 2015 and 2014, there were no other charges to income (loss) as a result of our DAC loss recognition testing.

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

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2016, we believe all of our businesses have sufficient future income where the related PVFP is recoverable based on our best estimate assumptions.

For the years ended December 31, 2016 and 2015, there were no charges to income as a result of our PVFP recoverability testing. During the fourth quarter of 2014, the loss recognition testing for our acquired block of long-term care insurance business resulted in a premium deficiency as described in “—Insurance liabilities and reserves—Future policy benefits” below. As a result, we wrote off the entire PVFP balance for our long-term care insurance business of $6 million through amortization with a corresponding change to net unrealized investment gains (losses). The results of the test were primarily driven by changes in our expectations for future severity of claims, including higher utilization of available benefits and lower rates at which claims terminate.

See notes 2 and 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to PVFP.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with U.S. GAAP and industry practice. Many factors, and changes in these factors, can affect future experience including, but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and healthcare experience (including type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured mortality (i.e., life expectancy or longevity); insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); future premium increases or benefit reductions; expenses; and doctrines of legal liability and damage awards in litigation. Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserve levels, results of operations and financial condition. Moreover, we may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or other charges to policyholders (where we have the right to do so) or by offering reduced benefits as an alternative to increasing premiums.

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

Long-term care insurance block, excluding our acquired block

We annually perform loss recognition testing for the liability for future policy benefits for our long-term care insurance products in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. The results of historic loss recognition testing were mostly driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used. Beginning in the fourth quarter of 2014, we began including future rate actions in our loss recognition testing in addition to those rate actions that had already been filed and approved or awaiting regulatory approval. Our assumption for future anticipated rate actions is based on our best estimate of the rate increases we expect given our claims cost expectations and uses our historical experience from rate increase approvals. In addition, we review other assumptions, particularly related to claim frequency, lapse rates, morbidity, mortality improvement and expenses, and update these assumptions as appropriate.

In 2016 and 2015, the results of our loss recognition testing on our long-term care insurance block, excluding the acquired block, indicated that our DAC was recoverable and reserves were sufficient, with a margin of approximately $0.8 billion to $1.3 billion as of December 31, 2016 compared to approximately $2.5 billion to $3.0 billion as of December 31, 2015. Our loss recognition testing margin decreased in 2016 primarily from higher expected future claim costs driven mostly by claim assumption updates impacting claim termination and benefit utilization rates, partially offset by the impact of anticipated premiums driven mostly by future in-force rate actions. The assumption for future anticipated rate actions increased our margin by approximately $7.3 billion, an increase of approximately $1.3 billion from 2015. Although the impact of higher anticipated premiums had a positive impact on the 2016 margin, that impact was not sufficient enough to mitigate the adverse impact on our margin from changes to our assumptions, as discussed below.

We assume a static discount rate that is in line with our current portfolio yield. Our discount rate assumption for our long-term care insurance block, excluding the acquired block, was 5.31% in 2016 and 5.24% in 2015. This rate represents our expected investment returns based on the portfolio of assets supporting the net U.S. GAAP liability as of the calculation date and, therefore, excluded the benefits of qualifying hedge gains that are not currently amortizing. As of December 31, 2016 and 2015, the liability for future policy benefits associated with our long-term care insurance block, excluding the acquired block, was $19.2 billion and $18.0 billion, respectively.

The impact on our 2016 long-term care insurance loss recognition testing margin for select sensitivities were as follows:

(Amounts in millions)	Long-Term Care Insurance Block (Excluding the Acquired Block)
Sensitivities on 2016 loss recognition testing:
5% relative increase in future claim costs	$(2,300)
Discount rate decrease of 25 basis points	(1,200)
10% reduction in benefit of future in-force rate actions	(730)

The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another. For example, the increases in claims costs do not include any offsetting impacts from potential future rate actions. Any such offset from rate actions would primarily impact our long-term care insurance block, excluding the acquired block.

Any future adverse changes in our assumptions could result in both the impairment of DAC associated with our long-term care insurance products as well as the establishment of additional future policy benefit reserves. Any favorable changes would result in additional margin in our loss recognition test and would result in higher income over the remaining duration of the in-force block. Our positive margin for our long-term care insurance business, excluding the acquired block, is dependent on our assumptions regarding our ability to successfully implement our in-force management strategy involving premium increases or reduced benefits. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income (loss) to the extent the margin was reduced below zero.

Profits followed by losses

With respect to our long-term care insurance block, excluding the acquired block, while loss recognition testing supports that in the aggregate our reserves are sufficient, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through approximately 2032, by the amounts necessary to offset estimated losses during the periods that follow. Such additional reserves are updated each period and calculated based on our estimate of the amount necessary to offset the losses in future periods utilizing expected income and current best estimate assumptions based on actual and anticipated experience, consistent with our loss recognition testing. We adjust the accrual rate prospectively, over the remaining profit periods, without any catch-up adjustment. During the years ended December 31, 2016 and 2015, we increased our long-term care insurance future policy benefit reserves by $17 million and $13 million, respectively, to accrue for profits followed by losses. As of December 31, 2016, the total amount accrued for profits followed by losses was $30 million. The accrual was impacted by the pattern and present value of expected future losses and is updated annually at the time in which we perform loss recognition testing. In general, a higher present value of expected losses will increase the accrual. During the fourth quarter of 2016, we updated our loss recognition testing assumptions which resulted in an increase in the present value of expected losses. The present value of expected losses was approximately $2,200 million and $500 million as of December 31, 2016 and 2015, respectively. The increase in the present value of expected losses was largely related to the deterioration of the loss recognition testing margin of our long-term care insurance block, excluding the acquired block as described above. We currently estimate approximately 66% of those profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods, which will reduce our earnings going forward. In 2015, we estimated a factor of approximately 15% to ratably accrue additional future policy benefits. The increase in this factor represents a higher ratio of the present value of expected losses to the present value of expected profits and will result in lower recognized profits in the future. The higher present value of expected losses and higher factor were due to changes in assumptions mostly for claim termination and benefit utilization rates.

Acquired block of long-term care insurance

In 2014, for our acquired block of long-term care insurance, we performed our loss recognition testing and determined that we had negative margin of $716 million. As a result, we wrote off the remaining PVFP balance of $6 million and increased our future policy benefit reserves by $710 million. The results of the test were driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. The updated assumptions from 2014 remain locked-in until such time as another premium deficiency exists. Due to the premium deficiency that existed in 2014, we monitor our acquired block more frequently than annually.

In 2016 and 2015, our acquired block of long-term care insurance had positive margin of approximately $200 million and $10 million, respectively. Our discount rate assumption increased slightly from 7.02% in 2015 to 7.04% in 2016. As of December 31, 2016 and 2015, the liability for future policy benefits associated with our acquired block of long-term care insurance was $2.4 billion and $2.6 billion, respectively.

The impact on our 2016 long-term care insurance loss recognition testing margin for select sensitivities were as follows:

(Amounts in millions)	Acquired Block
Sensitivities on 2016 loss recognition testing margin:
5% relative increase in future claim costs	$(170)
Discount rate decrease of 25 basis points	(40)
10% reduction in benefit of future in-force rate actions	(15)

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

Fixed immediate annuities

Historically low interest rate spreads have impacted the margins of our fixed immediate annuity products. In the second quarter of 2016, we performed our loss recognition testing and determined that we had a premium deficiency that resulted in negative margin of $32 million on our fixed immediate annuity products. The results of the test were primarily driven by the low interest rate environment in the second quarter of 2016. As a result, as of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization and increased benefit reserves by $18 million. In the third quarter of 2016, due to aging of the in-force block and the low interest environment, we determined that an additional premium deficiency existed in our fixed immediate annuity products that resulted in a further increase to our future policy benefit reserves of $6 million. There was no premium deficiency in the fourth quarter of 2016 as our fixed immediate annuity products had positive margin of $8 million. The updated assumptions will remain locked-in until such time as we determine another premium deficiency exists. The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected in net income (loss) if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income (loss), and would result in higher income recognition over the remaining duration of the in-force block. Due to the premium deficiency that existed in the second and third quarters of 2016 and the current low interest rate environment, we will continue to monitor our fixed immediate annuity products more frequently than annually.

The risks we face include adverse variations in interest rates, credit spreads and/or mortality. Adverse experience in one or all of these risks would result in the establishment of additional benefit reserves and would be immediately reflected in net income (loss) if our margin for this block is reduced to below zero. As of December 31, 2016, for our fixed immediate annuity products, we estimate that a combined 50 basis point reduction in interest rates or credit spreads from the December 31, 2016 levels, or 2% lower mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in margin reduction of approximately $32 million or $23 million, respectively.

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

In the fourth quarter of 2016, as part of our annual review of assumptions, we increased the liability for policyholder account balances by $202 million for our universal and term universal life insurance products, reflecting updated assumptions primarily for mortality experience in older age populations. In the fourth quarter of

2015, as part of our annual review of assumptions, we increased the liability for policyholder account balances by $175 million for our universal and term universal life insurance products, reflecting updated assumptions for persistency, long-term interest rates, mortality and other refinements. As of December 31, 2016 and 2015, we had DAC of $673 million and $898 million, respectively, and total policyholder account balances including reserves in excess of the contract value of $7,728 million and $7,490 million, respectively, related to our universal and term universal life insurance products. As of December 31, 2016, for our universal and term universal life insurance products, 2% higher mortality would result in a charge to earnings of approximately $35 million. This is an adverse change that we consider to be reasonably possible given historical changes in experience of these products. Adverse experience in persistency and long-term interest rates could also result in the DAC amortization associated with those products being accelerated as well as the establishment of higher additional benefit reserves. Any favorable changes in these assumptions would result in lower DAC amortization as well as a reduction in the liability for policyholder account balances.

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

Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded through net income (loss).

The following table sets forth our recorded liability for policy and contract claims by business as of December 31:

(Amounts in millions)	2016	2015
Long-term care insurance	$8,034	$6,749
U.S. mortgage insurance	635	849
Life insurance	226	202
Australia mortgage insurance	211	165
Canada mortgage insurance	112	87
Fixed annuities	16	18
Runoff	15	18
Other mortgage insurance	7	7

Total liability for policy and contract claims	$9,256	$8,095

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

During the third quarter of 2016, we completed our annual review of our long-term care insurance claim reserve assumptions. Based on this review, which included an additional year of claims experience since our last annual review in the third quarter of 2015, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. The primary impact of assumption changes was from an overall lowering of claim termination rate assumptions for longer duration claims, particularly for reimbursement claims. We also updated our claim termination rate assumptions to reflect differences between product types, separating our indemnity and reimbursement blocks that were previously combined, and modestly refined our utilization rate assumptions and methodologies as well as refined our methodology primarily related to the calculation of incurred but not reported reserves to better reflect the aging of the in-force blocks. As a result of this review, we increased our long-term care insurance claim reserves by $460 million and increased reinsurance recoverables by $25 million in the third quarter of 2016. In addition, certain of our third-party reinsurance counterparties updated their assumptions and methodologies, which increased our long-term care insurance claim reserves by $222 million with an offsetting increase in reinsurance recoverables of $222 million in the fourth quarter of 2016.

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

In considering the potential sensitivity of the factors underlying management’s best estimate of our mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated delinquency-to-claim rate (“frequency”) or a relatively small percentage change in estimated claim amount (“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. Based on our actual experience during the three-year period ended December 31, 2016 in our U.S. mortgage insurance business, a quarterly change of, for example, 1% in the average frequency reserve factor would change the gross reserve amount for such quarter by approximately $19 million for our U.S. mortgage insurance business. Based on our actual experience during 2016, a quarterly change of, for example, $1,000 in the average severity reserve factor combined with a 1% change in the average frequency reserve factor would change the gross reserve amount by approximately $3 million and $9 million for our mortgage insurance businesses in Canada and Australia, respectively, based on current exchange rates.

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

As of December 31, 2016 and 2015, we had $3.4 billion and $3.3 billion, respectively, of unearned premiums, of which $1.6 billion and $1.5 billion, respectively, related to our mortgage insurance business in Canada and $0.9 billion and $1.0 billion, respectively, related to our mortgage insurance business in Australia. In our mortgage insurance businesses, we recognize unearned premiums over a period of up to 20 years, most of which are recognized between three and seven years from issue date. The recognition of earned premiums for our mortgage insurance businesses in Canada and Australia involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We regularly review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income. For the years ended December 31, 2016, 2015 and 2014, increases to earned premiums in our mortgage insurance businesses in Canada and Australia as a result of adjustments made to our expected pattern of risk emergence and policy cancellation assumptions were zero, $8 million and $6 million, respectively.

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

In our U.S. mortgage insurance business, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $5 million in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $68 million during the first full year, potentially offset by lower reserves due to policies no longer being in force.

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

As of December 31, 2016, we had a net deferred tax liability of $53 million. We had a consolidated gross deferred tax asset of $906 million related to NOL carryforwards of $2,627 million as of December 31, 2016, which, if unused, will expire beginning in 2021. Foreign tax credit carryforwards amounted to $690 million as of December 31, 2016, which, if unused, will begin to expire in 2021. The amount of NOLs and foreign tax credit carryforwards set to expire in 2021 is $35 million and $58 million, respectively. As of December 31, 2016, we had a $601 million valuation allowance related to state deferred tax assets, foreign tax credits, foreign net operating losses, and a specific federal separate tax return net operating loss deferred tax asset.

In our latest 2016 financial projections, which included the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance of $258 million related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the proposed transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership.

We are in a three-year cumulative pre-tax loss position in our U.S. jurisdiction as of December 31, 2016. A cumulative loss position is considered significant negative evidence in assessing the realizability of our deferred tax assets. Our ability to realize our U.S. deferred tax asset of $2,191 million, which includes deferred tax assets of $1,596 million related to net operating loss and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in future years. Management has concluded that there is sufficient positive evidence to overcome this negative evidence for the net operating losses and the majority of foreign tax credit carryforwards. This positive evidence includes: (i) our three-year cumulative pre-tax loss position includes significant charges that are not expected to recur in the future, including goodwill impairments, charges from our claim and assumption reviews in our long-term care and life insurance businesses, respectively, in our U.S. Life Insurance segment in 2016, a loss on the sale of our lifestyle protection insurance business in 2015 and a loss recorded in 2015 related to the sale of our mortgage insurance business in Europe; and (ii) our profitable U.S. operating forecasts, result in utilization of most of the net deferred tax assets within the U.S. federal carryforward periods based on our current projections, including in-force premium rate actions already obtained in our long-term care insurance business and the lack of future sales and related expenses for our traditional life insurance and fixed annuity products given our suspension of new sales included in these forecasts and the significant taxable temporary differences that exist; (iii) overall domestic losses that we have incurred are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years, and such resulting foreign source income is sufficient to cover the foreign tax credits being carried forward; and, (iv) tax planning strategies that assume that we will not elect to take foreign tax credits and instead deduct foreign taxes in some prior tax years. After consideration of all available evidence, we have recorded a valuation allowance of $258 million. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance that could have a material impact on our consolidated financial statements in future periods.

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

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as value of assets and liabilities. The U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Europe and the Middle

East and slower growth in China. We continue to operate in a challenging economic environment characterized by slow global growth, fluctuating oil and commodity prices and very low interest rates. Interest rates remain at historically low levels despite an increase in the second half of 2016 after sharp declines during the second quarter of 2016 mostly in response to the U.S. Presidential election and further supported by a 25 basis point hike in the Federal Reserve policy rate. For a discussion of the risks associated with interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability.”

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

The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues:
Premiums	$4,160	$4,579	$4,700	$(419)	(9)%	$(121)	(3)%
Net investment income	3,159	3,138	3,142	21	1%	(4)	—%
Net investment gains (losses)	72	(75)	(22)	147	196%	(53)	NM (1)
Policy fees and other income	978	906	909	72	8%	(3)	—%

Total revenues	8,369	8,548	8,729	(179)	(2)%	(181)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	5,245	5,149	6,418	96	2%	(1,269)	(20)%
Interest credited	696	720	737	(24)	(3)%	(17)	(2)%
Acquisition and operating expenses, net of deferrals	1,273	1,309	1,138	(36)	(3)%	171	15%
Amortization of deferred acquisition costs and intangibles	498	966	453	(468)	(48)%	513	113%
Goodwill impairment	—	—	849	—	—%	(849)	(100)%
Interest expense	337	419	433	(82)	(20)%	(14)	(3)%

Total benefits and expenses	8,049	8,563	10,028	(514)	(6)%	(1,465)	(15)%

Income (loss) from continuing operations before income taxes	320	(15)	(1,299)	335	NM (1)	1,284	99%
Provision (benefit) for income taxes	358	(9)	(94)	367	NM (1)	85	90%

Loss from continuing operations	(38)	(6)	(1,205)	(32)	NM (1)	1,199	100%
Income (loss) from discontinued operations, net of taxes	(29)	(407)	157	378	93%	(564)	NM (1)

Net loss	(67)	(413)	(1,048)	346	84%	635	61%
Less: net income attributable to noncontrolling interests	210	202	196	8	4%	6	3%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(277)	$(615)	$(1,244)	$338	55%	$629	51%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2016 compared to 2015

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our U.S. Life Insurance segment decreased $458 million. Our life insurance business decreased $517 million attributable to higher ceded reinsurance and lower sales in 2016. In the first quarter of 2016, we initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction. Our fixed annuities business decreased $18 million principally from lower sales of our life-contingent products in 2016. Our long-term care insurance business increased $77 million principally from $125 million of increased premiums in 2016 from in-force rate actions approved and implemented, partially offset by policy terminations in 2016.

•	Our Australia Mortgage Insurance segment decreased $20 million primarily driven by lower flow volume and the seasoning of our smaller prior year in-force blocks of business in 2016, as well as the termination of a customer relationship with respect to new business effective in the second quarter of 2015. The decrease was also attributable to a favorable adjustment of $8 million relating to refinements to premium recognition factors in 2015 that did not recur. These decreases were partially offset by higher premiums in 2016 as a result of the premium recognition factors that were refined in 2015, lower ceded reinsurance and higher policy cancellations. The year ended December 31, 2016 included a decrease of $8 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $13 million largely related to the sale of our European mortgage insurance business in May 2016.

•	Our U.S. Mortgage Insurance segment increased $58 million mainly attributable to higher average flow mortgage insurance in-force, partially offset by higher ceded reinsurance premiums in 2016. The prior year included an accrual for premium refunds related to policy cancellations that was reversed in the first quarter of 2016.

•	Our Canada Mortgage Insurance segment increased $15 million primarily from the seasoning of our larger, more recent in-force blocks of business. The year ended December 31, 2016 included a decrease of $25 million attributable to changes in foreign exchange rates.

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

•	Corporate and Other activities increased $88 million. In 2016, we recorded a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pac Life. Policy fees and other income in 2015 included losses from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

•	Our Australia Mortgage Insurance segment increased $3 million due to non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and repayment of intercompany loans that did not recur.

•	Our Runoff segment decreased $20 million mainly attributable to lower account values in our variable annuity products in 2016.

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

•

Our U.S. Life Insurance segment increased $130 million. Our long-term care insurance business increased $565 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). The increase was also attributable to aging and growth of the in-force block, higher severity on new claims and $50 million of net unfavorable adjustments, which included refinements to the calculations of reserves in 2016. These increases were partially offset by reduced benefits of $85 million in 2016 related to in-force rate actions approved and implemented. Our life insurance business decreased $380 million principally related to higher ceded reinsurance in 2016. In the first quarter of 2016, we initially ceded $331 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. These decreases were partially offset by a higher unfavorable unlocking in our universal and term universal life insurance products of $21 million as part of our annual review of assumptions in the fourth quarter of 2016 compared to 2015 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information). Our fixed annuities business decreased $55 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in 2016. The decrease was also attributable to lower sales of our life-contingent products and lower interest credited in 2016. These decreases were partially offset by an increase in reserves of $24 million related to loss recognition testing in our fixed immediate annuity products primarily driven by the low interest rate environment (see “—Critical Accounting Estimates—Future policy benefits” for additional information).

•	Our Australia Mortgage Insurance segment increased $32 million largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in 2016. In addition, 2015 included a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur. These increases were partially offset by an increase in reserves of $9 million in the third quarter of 2015 that did not recur mainly related to the estimate of the period of time it takes for a delinquent loan to be reported. The year ended December 31, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

•	Our Canada Mortgage Insurance segment increased $8 million primarily attributable to an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions, partially offset by decreases in new delinquencies, net of cures, in other regions that experienced strong or improving economic conditions in 2016. The year ended December 31, 2016 included a decrease of $6 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $62 million in 2016 due to a continued decline in new delinquencies primarily in our 2005 through 2008 book years and a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies.

•	Corporate and Other activities decreased $10 million largely related to the sale of our European mortgage insurance business in May 2016.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our U.S. Life Insurance segment decreased $31 million. Our fixed annuities business decreased $22 million largely driven by a decline in average account values and lower crediting rates in 2016. Our life insurance business decreased $9 million predominantly from lower crediting rates in our universal life insurance products in 2016.

•	Our Runoff segment increased $7 million largely related to higher cash values in our corporate-owned life insurance products in 2016.

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

•	Our U.S. Life Insurance segment decreased $36 million. Our life insurance business decreased $44 million primarily related to lower operating expenses attributable to a decline in sales, partially offset by $7 million of higher restructuring charges in 2016. Our long-term care insurance business decreased $38 million predominantly from lower sales and marketing costs in 2016. Our fixed annuities business increased $46 million largely attributable to a $55 million payment in connection with the recapture of certain life-contingent products by a third party, partially offset by lower operating expenses driven by a decline in sales in 2016.

•	Corporate and Other activities decreased $13 million mainly driven by the $140 million loss on the sale of our mortgage insurance business in Europe recorded in the fourth quarter of 2015, partially offset by $69 million for the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $10 million of legal fees and expenses related to this litigation in 2016. In addition, we paid a make-whole expense of $20 million on the early redemption of Genworth Holdings’ 2016 senior notes in January 2016 and paid broker, advisor and investment banking fees of $18 million associated with Genworth Holdings’ bond consent solicitation in March 2016. The increase was also partially offset by an additional loss of $9 million related to the sale of our mortgage insurance business in Europe in 2016.

•	Our Runoff segment decreased $8 million largely related to lower commissions in 2016 as a result of the runoff of our variable annuity products.

•	Our U.S. Mortgage Insurance segment increased $12 million primarily from higher production costs in 2016. This increase was partially offset by a write-off of software in the prior year that did not recur.

•	Our Canada Mortgage Insurance segment increased $11 million mainly driven by higher stock-based compensation expense from an increase in Genworth Canada’s share price in 2016 compared to a decrease in Genworth Canada’s share price in 2015. The year ended December 31, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our U.S. Life Insurance segment decreased $469 million. Our life insurance business decreased $480 million principally from a DAC impairment of $455 million in the third quarter of 2015 as a result of loss recognition testing of certain term life insurance policies as part of a life block transaction that was finalized in the first quarter of 2016. The decrease was also attributable to a lower unfavorable unlocking in our universal and term universal life insurance products of $24 million as part of our annual review of assumptions in the fourth quarter of 2016 compared to 2015 (see “—Critical Accounting Estimates—Deferred acquisition costs/Present value of future profits” for additional information). Our fixed annuities business increased $7 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million driven primarily by the low interest rate environment in 2016 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information). This increase was partially offset by a higher favorable unlocking of $7 million in 2016 driven by changes in lapse assumptions.

•	Our Australia Mortgage Insurance segment decreased $4 million mainly driven by lower software amortization in 2016.

•	Our Canada Mortgage Insurance segment increased $3 million primarily from higher DAC amortization related to the larger, more recent in-force blocks of business in 2016.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Our U.S. Life Insurance segment decreased $54 million driven by our life insurance business principally as a result of the redemption of certain non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016 and lower letter of credit fees. These decreases were partially offset by the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as part of a life block transaction and the impact of credit rating downgrades which increased the cost of financing term life insurance reserves in 2016.

•	Corporate and Other activities decreased $28 million largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

Provision (benefit) for income taxes. The effective tax rate increased to 111.9% for the year ended December 31, 2016 from 58.0% for the year ended December 31, 2015. The increase in the effective tax rate was largely attributable to a valuation allowance of $258 million recorded on deferred tax assets in 2016. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the proposed transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership. The increase was also related to true ups on international income in 2016. These increases were partially offset by a tax benefit in 2016 attributable to the reversal of a deferred tax valuation allowance on a specific capital loss and the proportion of lower taxed foreign income in relation to pre-tax loss in 2016 compared to 2015.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties.

2015 compared to 2014

Premiums

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

Net investment income. Net investment income represents the income earned on our investments. For discussion of the change in net investment income, see the comparison for this line item under “— Investments and Derivative Instruments.”

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

Policy fees and other income

•	Our Runoff segment decreased $20 million mainly attributable to lower average account values in our variable annuity products in 2015.

•	Corporate and Other activities decreased $11 million mainly as a result of losses in 2015 from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

•	Our U.S. Life Insurance segment increased $14 million predominantly from our life insurance business related to our universal life insurance products driven by a $12 million favorable impact associated with the completion of our annual review of assumptions in the fourth quarter of 2015. The increase was also attributable to higher income from certain older universal life insurance in-force policies. These increases were partially offset by lower production, a decrease in our term universal and universal life insurance in-force blocks and higher terminations in our term universal life insurance product in 2015.

•	Our Australia Mortgage Insurance segment increased $13 million primarily due to higher losses in 2014 on non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and partial payments of intercompany loans in 2014 that did not recur.

Benefits and other changes in policy reserves

•	Our U.S. Life Insurance segment decreased $1,128 million. Our long-term care insurance business decreased $1,089 million largely related to our annual loss recognition testing in the fourth quarter of 2014 that resulted in an increase of $729 million of reserves and the completion of a comprehensive review of our claim reserves in the third quarter of 2014 that resulted in an increase in claim reserves of $531 million, net of reinsurance. These decreases were partially offset by aging and growth of the in-force block, higher severity and frequency on new claims and incremental reserves of $13 million recorded in connection with an accrual for profits followed by losses in 2015. Our fixed annuities business decreased $103 million predominantly attributable to lower sales of our life-contingent products and lower interest credited in 2015. Our life insurance business increased $64 million primarily related to our universal and term universal life insurance products largely from the completion of our annual review of assumptions in the fourth quarter of 2015 that resulted in an increase in reserves of $187 million. The increase was also attributable to unfavorable mortality in our term universal life insurance product and a favorable unlocking of $23 million in our term universal and universal life insurance products in 2014. These increases were partially offset by our term life insurance products principally from a $49 million unfavorable correction related to reserves on a reinsurance transaction recorded in the fourth quarter of 2014 and the recapture of a reinsurance agreement in 2014 and favorable mortality and higher ceded reinsurance in 2015.

•	Our U.S. Mortgage Insurance segment decreased $135 million driven by an aggregate increase in our claim reserves of $53 million in 2014 in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities as well as a net reserve strengthening of $17 million that did not recur. The decrease was also related to a continued decline in new delinquencies in 2015 primarily in our 2005 through 2008 book years. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in 2015.

Interest credited

•	Our U.S. Life Insurance segment decreased $22 million mainly related to our fixed annuities business driven by lower crediting rates and a decrease in average account values in 2015.

•	Our Runoff segment increased $5 million largely related to higher loan cash values in our corporate-owned life insurance products in 2015.

Acquisition and operating expenses, net of deferrals

•	Corporate and Other activities increased $161 million mainly from an estimated loss on sale related to our mortgage insurance business in Europe of $140 million recorded in the fourth quarter of 2015 and higher legal accruals and expenses of $30 million in 2015. These increases were partially offset by lower net expenses after allocations to our operating segments in 2015.

•	Our U.S. Life Insurance segment increased $26 million. Our long-term care insurance business increased $16 million primarily from growth of our in-force block and a restructuring charge, partially offset by lower marketing costs in 2015. Our life insurance business increased $9 million largely from higher net commissions due to lower deferrals on older in-force blocks and higher variable compensation costs, partially offset by lower production in 2015.

•	Our U.S. Mortgage Insurance segment increased $15 million primarily from higher employee compensation expense that resulted from growth in sales, higher premium taxes mainly attributable to higher insurance in-force and a write-off of software in 2015.

•	Our Canada Mortgage Insurance segment decreased $24 million mainly driven by lower stock-based compensation expense in 2015. The decrease was also attributable to an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur. The year ended December 31, 2015 also included a decrease of $7 million attributable to changes in foreign exchange rates.

•	Our Runoff segment decreased $8 million largely related to lower commissions in 2015 as a result of the runoff of our variable annuity products.

Amortization of deferred acquisition costs and intangibles

•	Our U.S. Life Insurance segment increased $527 million. Our life insurance business increased $560 million largely from a DAC impairment of $455 million as a result of loss recognition testing of certain term life insurance policies in 2015 as part of a life block transaction. In the fourth quarter of 2015, as part of our annual review of assumptions, we recorded an unfavorable unlocking in our universal life insurance products of $123 million, which included $63 million of corrections related to reinsurance inputs. In 2014, we recorded an unfavorable unlocking of $12 million in our term universal and universal life insurance products. Our fixed annuities business decreased $20 million largely attributable to higher net investment losses and a decrease in account values in 2015. Our long-term care insurance business decreased $13 million largely related to the write-off of PVFP in connection with our annual loss recognition testing completed in the fourth quarter of 2014 which also resulted in lower amortization in 2015.

•	Our Runoff segment decreased $10 million related to our variable annuity products principally attributable to lower account values and higher net investment losses, partially offset by less favorable unlockings of $4 million in 2015.

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

Use of non-GAAP measures

Reconciliation of net loss to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

We use non-GAAP financial measures entitled “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders” and “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share.” Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share is derived from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as loss from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

While some of these items may be significant components of net loss available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, including adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share on a basic and diluted basis, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders have occurred in the past and could, and in some cases will, recur in the future. Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share on a basic and diluted basis are not substitutes for net loss available to Genworth Financial, Inc.’s common stockholders or net loss available to Genworth Financial, Inc.’s common stockholders per common share on a basic and diluted basis determined in accordance with U.S. GAAP. In addition, our definition of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

Adjustments to reconcile net loss available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders assume a 35% tax rate (unless otherwise indicated) and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net loss available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Net loss available to Genworth Financial, Inc.’s common stockholders	$(277)	$(615)	$(1,244)
Add: net income attributable to noncontrolling interests	210	202	196

Net loss	(67)	(413)	(1,048)
Income (loss) from discontinued operations, net of taxes	(29)	(407)	157

Loss from continuing operations	(38)	(6)	(1,205)
Less: net income attributable to noncontrolling interests	210	202	196

Loss from continuing operations available to Genworth Financial, Inc.’s common stockholders	(248)	(208)	(1,401)
Adjustments to loss from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(66)	30	8
Goodwill impairment	—	—	849
(Gains) losses from sale of businesses	(3)	140	—
(Gains) losses on early extinguishment of debt, net (2)	(48)	2	4
Losses from life block transactions	9	455	—
Expenses related to restructuring	22	8	—
Tax impact from potential business portfolio changes	—	—	205
Fees associated with bond solicitation	18	—	—
Taxes on adjustments	—	(172)	(63)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(316)	$255	$(398)

(1)	For the years ended December 31, 2016, 2015 and 2014, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(14) million, $(35) million and $(14) million, respectively, and adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $20 million, $(10) million and zero, respectively.
(2)	For the years ended December 31, 2016, 2015 and 2014, (gains) losses on the early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of zero, $1 million and $2 million, respectively.

In 2014, we recorded pre-tax goodwill impairments of $354 million in our long-term care insurance business and $495 million in our life insurance business.

In June 2016, we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million. In May 2016, we completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $2 million. In the first quarter of 2016, we recorded an estimated pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of our mortgage insurance business in Europe. We also recognized an estimated pre-tax loss of $140 million in the fourth quarter of 2015 for the planned sale of this business. We also incurred a $6 million tax benefit in the fourth quarter of 2015 related to the planned sale as well as a tax charge of $7 million in the third quarter of 2015 from potential business portfolio changes related to this business. These transactions were excluded from adjusted operating income (loss) for the periods presented as they related to a gain (loss) on the sale of businesses.

In June 2016, we settled restricted borrowings of $70 million related to a securitization entity and recorded a $64 million pre-tax gain related to the early extinguishment of debt. In January 2016, we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 notes. We also repurchased $28 million principal amount of Genworth Holdings’ notes with 2021 maturity dates for a pre-tax gain of $4 million in the first quarter of 2016. In the third quarter of 2015, we paid an early redemption payment of approximately $1 million, net of the portion attributable to noncontrolling interests, related to the early redemption of Genworth Financial Mortgage Insurance Pty Limited’s notes that were scheduled to mature in 2021. In the third quarter of 2015, we also repurchased approximately $50 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax loss of $1 million. In the second quarter of 2014, we paid an early redemption payment of approximately $3 million, net of the portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015. These transactions were excluded from adjusted operating income (loss) for the periods presented as they related to a gain (loss) on the early extinguishment of debt.

In the first quarter of 2016, we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations. In the third quarter of 2015, we recorded a pre-tax DAC impairment of $455 million on certain term life insurance policies in connection with entering into an agreement to complete a life block transaction.

In 2016 and 2015, we recorded a pre-tax expense of $22 million and $8 million, respectively, related to restructuring costs as part of an expense reduction plan as the company evaluates and appropriately sizes its organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented other than the following items. We incurred fees during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees. There was $205 million net tax impact in the fourth quarter of 2014 from potential business portfolio changes. We recognized a tax charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we could no longer assert our intent to permanently reinvest earnings in that business. In addition, in connection with our plans to sell our lifestyle protection insurance business, we made a change to the permanent reinvestment assertion of one of its legal entities recognizing tax expense of $31 million in the fourth quarter of 2014.

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the years ended December 31:

(Amounts in millions, except per share amounts)	2016	2015	2014
Loss from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.50)	$(0.42)	$(2.82)

Diluted	$(0.50)	$(0.42)	$(2.82)

Net loss available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.56)	$(1.24)	$(2.51)

Diluted	$(0.56)	$(1.24)	$(2.51)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.63)	$0.51	$(0.80)

Diluted	$(0.63)	$0.51	$(0.80)

Weighted-average common shares outstanding:
Basic	498.3	497.4	496.4

Diluted (1)	498.3	497.4	496.4

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016, 2015 and 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the years ended December 31, 2016, 2015 and 2014, as the inclusion of shares for stock options, RSUs and SARs of 2.0 million, 1.6 million and 5.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016, 2015 and 2014, dilutive potential weighted-average common shares outstanding would have been 500.3 million, 499.0 million and 502.0 million, respectively. Since we had adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2015, we used 499.0 million diluted weighted-average common shares outstanding in the calculation of diluted adjusted operating income available to Genworth Financial, Inc.’s common stockholders per common share.

Diluted weighted-average shares outstanding reflect the effects of potentially dilutive securities including stock options, RSUs and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 19 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a reconciliation of net loss available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities.

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

An assumed tax rate of 35% is utilized in certain adjustments to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders and in the explanation of specific variances of operating performance.

These operating performance measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

U.S. Mortgage Insurance segment

Trends and conditions

Results of our U.S. mortgage insurance business are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, and mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies; the effect of seasonal variations; the inventory of unsold homes; loan modification and other servicing efforts; and any future litigation, among other items. Our results are subject to the performance of the U.S. housing market and the extent of the adverse impact of seasonality that we experience historically in the second half of the year.

The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs and the U.S. government, including the FHA, the FHFA and the U.S. Congress, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits as well as low-down-payment programs available through the FHA or GSEs.

Mortgage origination volume increased in 2016, primarily due to a strong purchase originations market and a modest increase in refinance originations. Refinance originations increased modestly from 2015 as mortgage interest rates declined further during the second half of 2016. Our flow persistency was 77% in 2016 compared to 80% in 2015, in part due to the modest increase in refinance originations. Our U.S. mortgage insurance estimated market share for 2016 increased compared to 2015. However, our estimated market share has declined modestly since the first quarter of 2016, primarily due to the reduction in the concentration of our single premium lender paid business as we continue to selectively participate in that market and to a lesser extent, competitor pricing, the negative ratings differential relative to our competitors and concerns expressed about Genworth’s financial condition. The decline was partially offset by business gains from the addition of new customers as well as growth within our existing customer base driven, in part, we believe by competitive pricing and differentiated service levels.

New insurance written increased 35% in 2016 compared to 2015 and increased 42% in the fourth quarter of 2016 compared to the fourth quarter of 2015 due to larger purchase and refinance originations markets. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. In the second half of 2016, we experienced an increase in the percentage of 97% loan-to-value new insurance written as the result of GSE changes in underwriting guidelines for purchase transactions. This was partially offset by a reduction in the percentage of 95% loan-to-value new insurance written especially for refinance transactions. The percentage of single premium new insurance written decreased in the second half of 2016, compared to the first half of 2016 and 2015, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile. We have observed changes in competitor pricing protocols as well as continued competitive pricing with monthly premium borrower paid mortgage insurance during the second half of 2016. In March 2016, we introduced a new national monthly premium borrower paid rate card that was effective beginning April 4, 2016. This new rate card aligned our pricing with the factors promulgated by the GSEs in the revised industry-wide risk-based capital requirements under PMIERs, features reduced rates across all loan-to-value ratios for borrowers with credit scores above 740 and is broadly competitive with the industry, including the FHA. As a result, our new insurance written consisted of higher credit quality loans, which resulted in a lower weighted-average price and a similar reduction in PMIERs capital requirements during the last three quarters of 2016.

Our loss ratio was 24% for the year ended December 31, 2016 compared to 37% for the year ended December 31, 2015. The decline in loss ratio was primarily attributable to the decline in new delinquencies. Additionally, in the third quarter of 2016, we made a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies. This adjustment favorably impacted the loss ratio for the year ended December 31, 2016, by two points. New delinquencies decreased in 2016 compared to 2015 due to improvements in unemployment rates and housing values and the declining volume of new delinquencies from our 2005 through 2008 book years. However, the majority of our new delinquencies in 2016 continued to come from our 2005 through 2008 book years, which were negatively impacted by economic and housing market trends. New delinquencies decreased modestly during the fourth quarter of 2016 compared to the third quarter of 2016 aligned with seasonal historical trends. Foreclosure starts and the number of paid claims decreased in 2016 as compared to 2015. Additionally, we have seen a reduction in loans that have been subject to a modification or workout in 2016 compared to 2015. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies.

As of December 31, 2016, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 14.5:1, compared with a risk-to-capital ratio of approximately 16.4:1 as of December 31, 2015.

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

Effective December 31, 2015, each GSE adopted revised PMIERs which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of December 31, 2016 and 2015, our U.S. mortgage insurance business met the PMIERs financial and operational requirements. As of December 31, 2016, we estimate our U.S. mortgage insurance business had available assets of approximately 115% of the required assets under PMIERs compared to approximately 109% as of December 31, 2015. As of December 31, 2016 and 2015, the PMIERs sufficiency ratios were in excess of $350 million and $200 million, respectively, of available assets above the PMIERs requirements. The increase during 2016 was driven, in part, by a higher valuation and the impact of foreign exchange of our U.S. mortgage insurance business’ holdings in Genworth Canada, positive operating cash flows, execution of new reinsurance, proceeds from the sale of our European mortgage insurance business, tax proceeds and the reduction in delinquent loans. This increase was partially offset by growth in new insurance written. The value of our investment in Genworth Canada could be impacted going forward by the proposed regulatory changes discussed in more detail in “—Canada Mortgage Insurance segment—Trends and conditions.”

Effective July 1, 2016, our U.S. mortgage insurance business executed two excess of loss reinsurance transactions with a panel of reinsurers covering current and expected new insurance written for the 2016 and 2017 book years. The reinsurance transaction covering our 2016 book year and the three reinsurance transactions executed during 2015, covering our 2009 through 2015 book years, provided an aggregate of approximately $530 million of PMIERs capital credit as of December 31, 2016.

As of December 31, 2016, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $14.9 billion of insurance in-force, with approximately $14.0 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. The U.S. government has extended HARP through the year ending September 30, 2017. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

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

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues:
Premiums	$660	$602	$578	$58	10%	$24	4%
Net investment income	63	58	59	5	9%	(1)	(2)%
Net investment gains (losses)	(1)	1	—	(2)	(200)%	1	NM (1)
Policy fees and other income	4	4	2	—	—%	2	100%

Total revenues	726	665	639	61	9%	26	4%

Benefits and expenses:
Benefits and other changes in policy reserves	160	222	357	(62)	(28)%	(135)	(38)%
Acquisition and operating expenses, net of deferrals	167	155	140	12	8%	15	11%
Amortization of deferred acquisition costs and intangibles	12	10	7	2	20%	3	43%

Total benefits and expenses	339	387	504	(48)	(12)%	(117)	(23)%

Income from continuing operations before income taxes	387	278	135	109	39%	143	106%
Provision for income taxes	138	99	44	39	39%	55	125%

Income from continuing operations	249	179	91	70	39%	88	97%
Adjustments to income from continuing operations:
Net investment (gains) losses	1	(1)	—	2	200%	(1)	NM (1)
Expenses related to restructuring	1	—	—	1	NM (1)	—	—%
Taxes on adjustments	(1)	1	—	(2)	(200)%	1	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$250	$179	$91	$71	40%	$88	97%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2016 compared to 2015

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased in 2016 mainly attributable to lower losses and higher premiums.

Revenues

Premiums increased mainly attributable to higher average flow mortgage insurance in-force, partially offset by higher ceded reinsurance premiums in 2016. The prior year included an accrual for premium refunds related to policy cancellations that was reversed in the first quarter of 2016.

Net investment income increased due to higher average invested assets in 2016, partially offset by lower intercompany dividends received as a result of the intercompany sale of the U.S. mortgage insurance’s ownership interest in affiliated preferred securities in 2015.

Benefits and expenses

Benefits and other changes in policy reserves decreased in 2016 due to a continued decline in new delinquencies primarily in our 2005 through 2008 book years and a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies.

Acquisition and operating expenses, net of deferrals, increased primarily from higher production costs in 2016. This increase was partially offset by a write-off of software in the prior year that did not recur.

Provision for income taxes. The effective tax rate increased slightly to 35.8% for the year ended December 31, 2016 from 35.6% for the year ended December 31, 2015.

2015 compared to 2014

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased in 2015 mainly attributable to a continued decline in new delinquencies and higher premiums, partially offset a lower benefit from net cures and aging of existing delinquencies in 2015. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in 2014 also included an aggregate increase in our claim reserves of $34 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities as well as a net reserve strengthening of $11 million that did not recur.

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

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Primary insurance in-force (1)	$137,500	$122,400	$114,400	$15,100	12%	$8,000	7%
Risk in-force (2)	33,300	29,600	28,700	3,700	13%	900	3%
New insurance written	42,700	31,600	24,400	11,100	35%	7,200	30%
Net premiums written	744	682	628	62	9%	54	9%

(1)	Primary insurance in-force represents aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.
(2)	In 2016, all risk in-force metrics were based upon more current loan balances as provided by servicers, lenders and investors and conform to our presentation under PMIERs. Previously, certain risk in-force metrics were based on original loan balances when current loan balances were not available. Risk in-force for 2015 has been re-presented to reflect these modified metrics.

2016 compared to 2015

Primary insurance in-force and risk in-force

Primary insurance in-force increased primarily as a result of the increase of $15.5 billion in flow insurance in-force, which increased from $119.8 billion as of December 31, 2015 to $135.3 billion as of December 31, 2016 as a result of new insurance written in 2016. The increase in flow insurance in-force was partially offset by a decline of $0.4 billion in bulk insurance in-force, which decreased from $2.6 billion as of December 31, 2015 to $2.2 billion as of December 31, 2016 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow new insurance written. Flow persistency was 78% and 80% for the years ended December 31, 2016 and 2015, respectively.

New insurance written

New insurance written increased primarily as a result of a larger purchase originations market and higher refinance originations as a result of low interest rates. We also had lower concentration of single premium lender paid business, consistent with our decision to selectively participate in the market.

Net premiums written

Net premiums written increased primarily from higher average flow insurance in-force in 2016.

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Loss ratio	24%	37%	62%	(13)%	(25)%
Expense ratio (net earned premiums)	27%	27%	25%	—%	2%
Expense ratio (net premiums written)	24%	24%	23%	—%	1%

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

2016 compared to 2015

The loss ratio decreased from a continued decline in new delinquencies primarily in our 2005 through 2008 book years and higher net earned premiums in 2016. The decrease in 2016 was also attributable to a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies. This adjustment favorably impacted the loss ratio for December 31, 2016 by two points.

The expense ratios remained unchanged from higher production costs, completely offset by higher net premiums in 2016.

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

The expense ratio (net premiums written) increased from higher employee compensation expense that resulted from growth in sales, higher premium taxes mainly attributable to higher insurance in-force and a write-off of software, partially offset by higher net premiums written in 2015.

U.S. mortgage insurance loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2016	2015	2014
Primary risk in-force lender concentration (by original applicant)	$33,169	$29,468	$28,514
Top 10 lenders	10,478	10,913	12,306
Top 20 lenders	13,737	13,500	14,322

Loan-to-value ratio:
95.01% and above	$5,677	$5,879	$6,763
90.01% to 95.00%	16,738	13,828	12,008
80.01% to 90.00%	10,495	9,458	9,383
80.00% and below	259	303	360

Total	$33,169	$29,468	$28,514

Loan grade:
Prime	$32,357	$28,470	$27,262
A minus and sub-prime	812	998	1,252

Total	$33,169	$29,468	$28,514

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

	2016	2015	2014
Primary insurance:
Insured loans in-force	699,841	651,668	630,852
Delinquent loans	25,709	31,663	39,786
Percentage of delinquent loans (delinquency rate)	3.67%	4.86%	6.31%

Flow loan in-force	678,168	627,349	599,206
Flow delinquent loans	24,631	30,416	38,177
Percentage of flow delinquent loans (delinquency rate)	3.63%	4.85%	6.37%

Bulk loans in-force	21,673	24,319	31,646
Bulk delinquent loans (1)	1,078	1,247	1,609
Percentage of bulk delinquent loans (delinquency rate)	4.97%	5.13%	5.08%

A minus and sub-prime loans in-force	23,063	28,332	33,529
A minus and sub-prime loans delinquent loans	5,252	6,448	7,851
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	22.77%	22.76%	23.42%

Pool insurance:
Insured loans in-force	5,742	6,620	8,282
Delinquent loans	325	386	521
Percentage of delinquent loans (delinquency rate)	5.66%	5.83%	6.29%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 756, 889 and 1,109 as of December 31, 2016, 2015 and 2014, respectively.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market. We also have seen a further decline in new delinquencies and lower foreclosure starts in 2016.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of December 31:

	2016
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,355	$49	$382	13%
4 - 11 payments	6,364	147	268	55%
12 payments or more	8,912	383	434	88%

Total	24,631	$579	$1,084	53%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	2015
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,103	$52	$405	13%
4 - 11 payments	7,366	180	307	59%
12 payments or more	12,947	543	638	85%

Total	30,416	$775	$1,350	57%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of December 31, 2016	Percent of total reserves as of December 31, 2016 (1)	Delinquency rate as of December 31,
			2016	2015	2014
By Region:
Southeast (2)	19%	21%	4.28%	5.78%	7.89%
South Central (3)	15	9	3.20%	3.81%	4.50%
Pacific (4)	14	8	2.02%	3.01%	4.51%
Northeast (5)	13	34	6.72%	8.91%	10.83%
North Central (6)	12	9	3.00%	3.89%	5.35%
Great Lakes (7)	11	6	2.70%	3.50%	4.48%
New England (8)	6	6	3.62%	4.71%	6.34%
Mid-Atlantic (9)	6	5	3.80%	5.05%	6.32%
Plains (10)	4	2	2.94%	3.70%	4.39%

Total	100%	100%	3.67%	4.86%	6.31%

(1)	Total reserves were $635 million as of December 31, 2016.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(5)	New Jersey, New York and Pennsylvania.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of December 31, 2016	Percent of total reserves as of December 31, 2016 (1)	Delinquency rate as of December 31,
			2016	2015	2014
By State:
California	8%	3%	1.56%	2.26%	3.09%
Texas	7%	3%	3.33%	3.90%	4.55%
Florida	6%	12%	4.89%	7.71%	12.61%
New York	6%	17%	6.88%	9.07%	10.88%
Illinois	6%	5%	3.45%	4.70%	6.76%
Pennsylvania	4%	4%	4.70%	6.20%	7.78%
Michigan	4%	1%	1.79%	2.56%	3.38%
Washington	4%	2%	1.79%	2.92%	4.88%
Ohio	4%	3%	3.30%	4.14%	5.06%
North Carolina	4%	2%	3.65%	4.75%	5.59%

(1)	Total reserves were $635 million as of December 31, 2016.

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

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2016:

(Amounts in millions)	Average rate (1)	Percent of total reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.02%	11.3%	$2,957	2.2%	$580	1.7%
2005	5.62%	10.8	2,688	2.0	650	2.0
2006	5.77%	16.5	4,729	3.4	1,113	3.3
2007	5.70%	34.7	12,371	9.0	2,845	8.6
2008	5.25%	16.5	10,286	7.5	2,407	7.3
2009	4.95%	0.8	1,201	0.9	258	0.8
2010	4.68%	0.7	1,577	1.1	360	1.1
2011	4.53%	0.7	2,188	1.6	522	1.6
2012	3.84%	0.8	5,823	4.2	1,429	4.3
2013	4.03%	1.6	10,422	7.6	2,555	7.7
2014	4.41%	2.7	15,163	11.0	3,717	11.2
2015	4.11%	2.3	26,725	19.4	6,574	19.8
2016	3.86%	0.6	41,374	30.1	10,159	30.6

Total portfolio	4.53%	100.0%	$137,504	100.0%	$33,169	100.0%

(1)	Average rate represents average annual mortgage interest rate.
(2)	Total reserves were $635 million as of December 31, 2016.

Typically, claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, the majority of claims on primary U.S. mortgage insurance loans occur in the third through seventh years after loan origination. Historically, few claims were paid during the first two years after loan origination. However, the pattern of claims frequency can be affected by factors such as deteriorating economic conditions that can result in increasing claims which was the case with our 2005 through 2008 book years, but we expect the pattern of claims frequency for our newer books in and after 2009 to return to that of a more traditional claim trend level. Primary insurance written for the period from January 1, 2009 through December 31, 2013 represented 15% of our primary insurance in-force as of December 31, 2016. Historically, traditional primary loans reach their expected peak claim level within a three- to seven-year period. Therefore, the primary loans written during the five-year period ended December 31, 2013, are now within or past their peak claim period. Our A minus and sub-prime loans continue to have earlier incidences of default than our prime loans. Based upon FICO at loan closing, A minus and sub-prime loans represented 2% and 3% of our primary risk in-force as of December 31, 2016 and 2015, respectively.

Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2016 were $368 million, compared to $531 million and $634 million for the years ended December 31, 2015 and 2014, respectively. Pool insurance claims paid were $2 million, $3 million and $5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary flow mortgage insurance claim severity was 118%, 114% and 111% for the years ended December 31, 2016, 2015 and 2014, respectively. The average claim severity for the year ended December 31, 2015 did not include the effects of the agreement on non-performing loans and the non-recurring payments to extinguish the risk on prior paid claims pursuant to a previously disclosed servicer settlement reached in 2014.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During 2016, the U.S. dollar strengthened against the Canadian dollar, which negatively impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

We closely monitor economic conditions due to the impact adverse changes in economic conditions can have on our results. The Canadian gross domestic product is expected to have experienced moderate growth in 2016, although slightly higher than in 2015, mostly attributable to increased demand for Canadian exports and services consumption, offset by weak business investment. The Bank of Canada recently adjusted its full year 2016 gross domestic product forecast to 1.3%, up from 1.1% in the prior quarter.

The overnight interest rate in Canada remained flat at 0.50% throughout 2016. Canada’s unemployment rate decreased to 6.9% at the end of 2016 compared to 7.1% at the end of 2015 due to job creation outpacing an increase in workforce participation. Home sales in Canada increased approximately 6% in 2016 compared to 2015, largely due to strong sales activity in British Columbia and Ontario, partially offset by continued weakness in oil-producing regions. The national home price increased by approximately 12% in 2016 compared to 2015 driven by strong demand and short supply in select urban markets, offset by weakness in oil-producing regions.

Our mortgage insurance business in Canada experienced higher losses in 2016 compared to 2015 primarily due to an increase in new delinquencies, net of cures, and a higher average reserve per delinquency, resulting from economic pressure in oil-producing regions. This was partially offset by decreases in new delinquencies, net of cures, in other regions that experienced strong or improving economic conditions. Our loss ratio in Canada was 22% for the year ended December 31, 2016. We expect the loss ratio in Canada to be higher in 2017 if economic volatility continues to have a negative impact.

In 2016, flow new insurance written volumes decreased in our mortgage insurance business in Canada compared to 2015 primarily due to targeted underwriting changes in select markets and a smaller flow mortgage insurance market size in 2016. However, earned premiums were higher in 2016 than in 2015 from larger size of our more recent blocks of business and recent price increases.

Bulk new insurance written levels were higher in 2016 compared to 2015 due to variations in customer demand primarily associated with the timing of new regulations which restrict the use of bulk mortgage insurance. New insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount portfolio mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance. On June 6, 2015, the Canadian government published draft regulations to limit bulk mortgage insurance to only those mortgages that will be used in CMHC securitization programs and to prohibit the use of government guaranteed insured mortgages in private securitizations after a phase-in period for existing private securitizations. The regulations became effective on July 1, 2016 and resulted in a significant increase in demand for bulk mortgage insurance in Canada particularly in the second quarter of 2016 prior to the new regulation’s effective date. We anticipate a decrease in demand for bulk new insurance written in 2017 as a result of these new regulations.

On October 3, 2016, the Minister of Finance announced changes intended to reinforce the Canadian housing finance system. These changes primarily included more restrictive qualification guidelines on homebuyers seeking mortgage insurance compared to the prior requirements and new requirements on insured mortgage loans using bulk or other discretionary low loan-to-value mortgage insurance that previously only applied to high loan-to-value insured mortgages. These changes in regulatory requirements will likely cause a decrease in demand for both flow and bulk new insurance written going forward.

Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet a MCT to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by OSFI. The Department of Finance in Canada had previously established an MCT ratio for our mortgage insurance business in Canada of 175% under PRMHIA.

On December 15, 2016, OSFI released its final capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers.” The advisory provides a new standard framework for determining the capital requirements for residential mortgage insurance companies. The framework is more risk sensitive and incorporates additional risk attributes, including credit score, remaining amortization and outstanding loan balance. The advisory came into effect on January 1, 2017, replacing OSFI’s current advisory, “Interim Capital Requirements for Mortgage Insurance Companies,” which had been in effect since January 2015. The advisory includes supplementary capital requirements on new business in areas where home prices are high relative to borrower incomes upon origination.

As a result of higher regulatory capital requirements that came into effect January 1, 2017, our mortgage insurance business in Canada recently announced an increase in premium rates of approximately 20% on flow new business effective March 17, 2017. Similarly, our mortgage insurance business in Canada has also increased its premium rates for bulk insurance. There will be a one-time increase in bulk insurance volumes in the first quarter of 2017 due to pending bulk applications at the end of 2016 that are expected to close in early 2017.

Pending the development of this new regulatory capital framework, we had established an operating MCT holding target of 220% in 2014. As of December 31, 2016, our MCT ratio was 245%, which is above the MCT holding target. Under the new regulatory capital framework, the holding target of 220% was recalibrated to the updated OSFI Supervisory MCT Target and PRMHIA requirement of 150%. Based on the new framework our mortgage insurance business in Canada estimates that its MCT ratio as of December 31, 2016 would have been in the range of 158% to 162%. As a result, the business was compliant with the new framework upon its implementation on January 1, 2017.

Segment results of operations

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues:
Premiums	$481	$466	$515	$15	3%	$(49)	(10)%
Net investment income	126	130	155	(4)	(3)%	(25)	(16)%
Net investment gains (losses)	37	(32)	(2)	69	NM (1)	(30)	NM (1)
Policy fees and other income	1	—	1	1	NM (1)	(1)	(100)%

Total revenues	645	564	669	81	14%	(105)	(16)%

Benefits and expenses:
Benefits and other changes in policy reserves	104	96	102	8	8%	(6)	(6)%
Acquisition and operating expenses, net of deferrals	77	66	90	11	17%	(24)	(27)%
Amortization of deferred acquisition costs and intangibles	39	36	38	3	8%	(2)	(5)%
Interest expense	18	18	21	—	—%	(3)	(14)%

Total benefits and expenses	238	216	251	22	10%	(35)	(14)%

Income from continuing operations before income taxes	407	348	418	59	17%	(70)	(17)%
Provision for income taxes	113	90	111	23	26%	(21)	(19)%

Income from continuing operations	294	258	307	36	14%	(49)	(16)%
Less: income from continuing operations attributable to noncontrolling interests	135	118	140	17	14%	(22)	(16)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	159	140	167	19	14%	(27)	(16)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(21)	19	1	(40)	NM (1)	18	NM (1)
(Gains) losses on early extinguishment of debt, net (3)	—	—	4	—	—%	(4)	(100)%
Taxes on adjustments	8	(7)	(2)	15	NM (1)	(5)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$146	$152	$170	$(6)	(4)%	$(18)	(11)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the years ended December 31, 2016, 2015 and 2014, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $16 million, $(13) million and $(1) million, respectively.
(3)	For the year ended December 31, 2014, (gains) losses on early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $2 million.

2016 compared to 2015

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased driven by a $9 million decrease attributable to changes in foreign exchange rates in 2016. Excluding the effects of foreign exchange, adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily from an increase in premiums, partially offset by an increase in operating expenses and losses in 2016.

Revenues

Premiums increased primarily from the seasoning of our larger, more recent in-force blocks of business. The year ended December 31, 2016 included a decrease of $25 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from a $7 million decrease attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, net investment income increased from higher average invested assets, partially offset by lower yields in 2016.

Net investment gains in 2016 were primarily related to unrealized gains on interest rate swaps and derivative gains largely from hedging non-functional currency transactions, partially offset by impairments. Net investment losses in 2015 were mainly related to derivative losses largely from hedging non-functional currency transactions, partially offset by net gains from the sale of investment securities. The year ended December 31, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions, partially offset by decreases in new delinquencies, net of cures, in other regions that experienced strong or improving economic conditions in 2016. The year ended December 31, 2016 included a decrease of $6 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased mainly driven by higher stock-based compensation expense from an increase in Genworth Canada’s share price in 2016 compared to a decrease in Genworth Canada’s share price in 2015. The year ended December 31, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles increased primarily from higher DAC amortization related to the larger, more recent in-force blocks of business in 2016. The year ended December 31, 2016 included a decrease of $2 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 27.7% for the year ended December 31, 2016 from 26.0% for the year ended December 31, 2015. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income. The year ended December 31, 2016 included a decrease of $6 million attributable to changes in foreign exchange rates.

2015 compared to 2014

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased driven by a $25 million decrease attributable to changes in foreign exchange rates in 2015. Excluding the effects of foreign exchange, adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased attributable to higher premiums and lower operating expenses and taxes, partially offset by higher losses in 2015.

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

Canada Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Primary insurance in-force	$345,600	$292,600	$306,600	$53,000	18%	$(14,000)	(5)%
Risk in-force	$121,000	$102,400	$107,300	$18,600	18%	$(4,900)	(5)%
New insurance written	$47,800	$40,400	$38,500	$7,400	18%	$1,900	5%
Net premiums written	$576	$641	$583	$(65)	(10)%	$58	10%

2016 compared to 2015

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the years ended December 31, 2016 and 2015, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk mortgage insurance activity. Insurance in-force and risk in-force included increases of $10.1 billion and $3.5 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written increased primarily as a result of higher bulk mortgage insurance activity, partially offset by lower flow new insurance written. Flow new insurance written decreased $3.9 billion as a result of targeted underwriting changes in select markets and a smaller flow mortgage insurance market size in 2016. Bulk mortgage insurance activity increased $11.3 billion driven by increased demand prior to changes to regulations that restrict the use of bulk mortgage insurance that became effective on July 1, 2016. The year ended December 31, 2016 included a decrease of $2.3 billion attributable to changes in foreign exchange rates.

Net premiums written

Most of our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2016, our unearned premium reserves were $1,595 million, compared to $1,460 million as of December 31, 2015. Unearned premium reserves were higher as a result of premiums from new business volume in 2016.

Net premiums written decreased primarily from lower flow mortgage insurance volume from targeted underwriting changes in select markets and a smaller flow mortgage insurance market size in 2016, partially offset by higher bulk mortgage insurance activity from higher customer demand prior to changes to regulations that restrict the use of bulk mortgage insurance that became effective on July 1, 2016, as well as a higher flow mortgage insurance average premium rate resulting from the rate increase implemented in June 2015. The year ended December 31, 2016 included a decrease of $26 million attributable to changes in foreign exchange rates.

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Loss ratio	22%	21%	20%	1%	1%
Expense ratio (net earned premiums)	24%	22%	25%	2%	(3)%
Expense ratio (net premiums written)	20%	16%	22%	4%	(6)%

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

2016 compared to 2015

Loss ratio

The loss ratio increased primarily from an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions, partially offset by decreases in new delinquencies, net of cures, in other regions that experienced strong or improving economic conditions in 2016.

Expense ratio (net earned premiums)

The expense ratio (net earned premiums) increased primarily attributable to higher stock-based compensation expense from an increase in Genworth Canada’s share price in 2016 compared to a decrease in Genworth Canada’s share price in 2015.

Expense ratio (net premiums written)

The expense ratio (net premiums written) increased primarily attributable to higher stock-based compensation expense from an increase in Genworth Canada’s share price in 2016 compared to a decrease in Genworth Canada’s share price in 2015, as well as lower net premiums written in 2016.

2015 compared to 2014

Loss ratio

The loss ratio increased primarily from a higher average reserve per delinquency related to higher severity in certain regions and an increase in the number of new delinquencies, net of cures, mostly offset by higher premiums in 2015.

Expense ratio (net earned premiums)

The expense ratio (net earned premiums) decreased primarily attributable to lower stock-based compensation expense in 2015 and an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur, as well as higher premiums in 2015.

Expense ratio (net premiums written)

The expense ratio (net premiums written) decreased primarily attributable to lower stock-based compensation expense in 2015 and an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur.

Canada mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our Canada mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2016	2015	2014
95.01% and above	$39,726	$35,570	$37,991
90.01% to 95.00%	24,366	22,338	24,836
80.01% to 90.00%	14,569	13,630	15,499
80.00% and below	42,289	30,873	28,999

Total	$120,950	$102,411	$107,325

Overall risk in-force increased primarily as a result of flow new insurance written and bulk mortgage insurance activity. Risk in-force in the 80.00% and below category increased primarily as a result of bulk mortgage insurance activity in 2016. The year ended December 31, 2016 included an increase of $3.5 billion attributable to changes in foreign exchange rates.

Delinquent loans and claims

The claim process in our Canada Mortgage Insurance segment is similar to the process we follow in our U.S. mortgage insurance business. See “—U.S. Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of December 31:

	2016	2015	2014
Primary insured loans in-force	2,029,400	1,835,916	1,673,505
Delinquent loans	2,070	1,829	1,756
Percentage of delinquent loans (delinquency rate)	0.10%	0.10%	0.10%

Flow loan in-force	1,394,067	1,331,773	1,255,050
Flow delinquent loans	1,693	1,550	1,493
Percentage of flow delinquent loans (delinquency rate)	0.12%	0.12%	0.12%

Bulk loans in-force	635,333	504,143	418,455
Bulk delinquent loans	377	279	263
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.06%	0.06%

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

	Percent of primary risk in-force as of December 31, 2016	Delinquency rate as of December 31,
		2016	2015	2014
By province and territory:
Ontario	47%	0.04%	0.05%	0.05%
Alberta	16	0.22%	0.12%	0.10%
British Columbia	15	0.06%	0.08%	0.14%
Quebec	13	0.15%	0.19%	0.19%
Saskatchewan	3	0.28%	0.17%	0.13%
Nova Scotia	2	0.18%	0.18%	0.23%
Manitoba	2	0.07%	0.09%	0.07%
New Brunswick	1	0.19%	0.20%	0.20%
All other	1	0.17%	0.13%	0.12%

Total	100%	0.10%	0.10%	0.10%

Delinquency rates were flat as increases in commodity-dependent regions due to economic pressure were offset by decreases in other provinces.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from most of our customers. Based on the data provided by lenders, the 2016 delinquency rate as of December 31, 2016 was 0.21%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During 2016, the U.S. dollar strengthened against the Australian dollar, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Australian gross domestic product is expected to have experienced moderate growth in 2016, as sustained low interest rates and depreciation of the Australian dollar have continued to support the rebalancing of economic activity toward non-resource sectors. The cash rate was lowered from 2.0% in 2015 to 1.5% in 2016. Australia’s unemployment rate remained at 5.8% for both 2016 and 2015.

Home prices in Australia continued to appreciate throughout 2016, with December 2016 home values approximately 11% higher than a year ago. The Sydney and Melbourne housing markets continue to be the major driver with annual home price growth of approximately 15% and 14%, respectively, as of the end of 2016.

Our mortgage insurance business in Australia had higher losses in 2016 compared to 2015 largely due to higher new delinquencies and a higher average reserve per delinquency resulting from aging pressure in commodity-dependent regions, where production activity has been depressed. The loss ratio in Australia for the year ended December 31, 2016 was 34%. We expect continued elevated delinquencies and lower expected earned premiums to drive our loss ratio higher in 2017.

In 2016, our mortgage insurance business in Australia experienced a decrease in new insurance written volumes compared to 2015 primarily due to APRA’s continued focus on lending standards, investment lending and serviceability. Gross premiums written in 2016 were lower compared to 2015 driven by a decrease in volume, particularly from a reduction in high loan-to-value mortgage origination volume resulting from regulatory changes restricting loans originated for investment properties and high loan-to-value lending, as well as the termination of a customer relationship with respect to new business in the second quarter of 2015. The average premium rate in our mortgage insurance business in Australia over the past year has also been impacted by the tighter lending standards resulting in a shift of our flow new insurance written to lower loan-to-value products that have a lower premium rate and risk. Consequently, our high loan-to-value mortgages in proportion to total originations were lower in 2016 compared to 2015. This resulted in a decrease in both gross premiums written and earned premiums in 2016 despite the price increase, which was effective in March 2016.

The term of the current supply and service contract with our largest customer in our mortgage insurance business in Australia expired on December 31, 2016. In November 2016, we entered into a new contract with this customer, effective January 1, 2017 with a term of three years. In 2016, this customer represented 36% of our new insurance written. The contract with our second largest customer expires at the end of February 2017. Our mortgage insurance business in Australia remains in discussions with that customer and is aware that they are considering alternatives to mortgage insurance. As a result, the level of new business from this customer could be reduced going forward.

Our mortgage insurance business in Australia evaluates its capital position in relation to the PCA as determined by APRA, utilizing the ICAAP as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of December 31, 2016, the PCA ratio of our mortgage insurance business in Australia was 157% representing a decrease from 159% as of December 31, 2015, largely resulting from the payment of both ordinary and special returns of capital in 2016.

Segment results of operations

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues:
Premiums	$337	$357	$406	$(20)	(6)%	$(49)	(12)%
Net investment income	94	114	144	(20)	(18)%	(30)	(21)%
Net investment gains (losses)	9	6	3	3	50%	3	100%
Policy fees and other income	—	(3)	(16)	3	100%	13	81%

Total revenues	440	474	537	(34)	(7)%	(63)	(12)%

Benefits and expenses:
Benefits and other changes in policy reserves	113	81	78	32	40%	3	4%
Acquisition and operating expenses, net of deferrals	96	98	97	(2)	(2)%	1	1%
Amortization of deferred acquisition costs and intangibles	14	18	21	(4)	(22)%	(3)	(14)%
Interest expense	10	10	10	—	—%	—	—%

Total benefits and expenses	233	207	206	26	13%	1	—%

Income from continuing operations before income taxes	207	267	331	(60)	(22)%	(64)	(19)%
Provision for income taxes	67	80	248	(13)	(16)%	(168)	(68)%

Income from continuing operations	140	187	83	(47)	(25)%	104	125%
Less: income from continuing operations attributable to noncontrolling interests	75	84	56	(9)	(11)%	28	50%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	65	103	27	(38)	(37)%	76	NM (1)
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(5)	(3)	(2)	(2)	(67)%	(1)	(50)%
(Gains) losses on early extinguishment of debt, net (3)	—	1	—	(1)	(100)%	1	NM (1)
Tax impact from potential business portfolio changes	—	—	174	—	—%	(174)	(100)%
Taxes on adjustments	2	1	1	1	100%	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$62	$102	$200	$(40)	(39)%	$(98)	(49)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the years ended December 31, 2016, 2015 and 2014, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $4 million, $3 million and $1 million, respectively.
(3)	For the year ended December 31, 2015, (gains) losses on early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $1 million.

2016 compared to 2015

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by higher losses, as well as lower net investment income and premiums, partially offset by a decrease in taxes in 2016. The year ended December 31, 2016 also included a decrease of $2 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily driven by lower flow volume and the seasoning of our smaller prior year in-force blocks of business in 2016, as well as the termination of a customer relationship with respect to new business effective in the second quarter of 2015. The decrease was also attributable to a favorable adjustment of $8 million relating to refinements to premium recognition factors in 2015 that did not recur. These decreases were partially offset by higher premiums in 2016 as a result of the premium recognition factors that were refined in 2015, lower ceded reinsurance and higher policy cancellations. The year ended December 31, 2016 included a decrease of $8 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from lower average invested assets and lower yields. The year ended December 31, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Net investment gains increased primarily driven by higher net investment gains related to sales of securities in 2016.

Policy fees and other income in 2015 was a result of non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and repayment of intercompany loans that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in 2016. In addition, 2015 included a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur. These increases were partially offset by an increase in reserves of $9 million in the third quarter of 2015 that did not recur mainly related to the estimate of the period of time it takes for a delinquent loan to be reported. The year ended December 31, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased primarily from an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021.

Amortization of deferred acquisition costs and intangibles decreased mainly driven by lower software amortization in 2016.

Provision for income taxes. The effective tax rate increased to 32.3% for the year ended December 31, 2016 from 30.0% for the year ended December 31, 2015. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income. The year ended December 31, 2016 included a decrease of $2 million attributable to changes in foreign exchange rates.

2015 compared to 2014

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by the IPO of this business in May 2014, which reduced our ownership percentage to 66.2%. In May 2015, we sold additional shares of this business, which further reduced our ownership percentage to 52.0%. The decrease was also attributable to higher losses and operating expenses in 2015. The year ended December 31, 2015 also included a decrease of $21 million attributable to changes in foreign exchange rates.

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

Australia Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Primary insurance in-force	$234,000	$233,600	$256,000	$400	—%	$(22,400)	(9)%
Risk in-force	$81,400	$81,500	$89,600	$(100)	—%	$(8,100)	(9)%
New insurance written	$19,800	$24,900	$32,900	$(5,100)	(20)%	$(8,000)	(24)%
Net premiums written	$231	$328	$509	$(97)	(30)%	$(181)	(36)%

2016 compared to 2015

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia and New Zealand. For the years ended December 31, 2016 and 2015, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force increased primarily from flow new insurance written during 2016. The year ended included a decrease of $2.4 billion attributable to changes in foreign exchange rates.

Risk in-force decreased driven by a decrease of $0.8 billion attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily from flow new insurance written during 2016.

New insurance written

New insurance written decreased for the year ended December 31, 2016 mainly attributable to a smaller high loan-to-value originations market primarily driven by a reduction in the amount of risk lenders are willing to take in 2016 resulting from regulatory focus on the market. New insurance written also decreased from the impact of the termination of a customer relationship with respect to new business in the second quarter of 2015. The year ended December 31, 2016 included a decrease of $400 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2016, our unearned premium reserves were $850 million, compared to $963 million as of December 31, 2015. Unearned premium reserves decreased primarily as a result of lower premiums written from lower business volume in 2016.

Net premiums written decreased primarily from lower flow volume and from changes in the loan-to-value mix in 2016, as well as the impact of the termination of a customer relationship with respect to new business in the second quarter of 2015. The year ended December 31, 2016 included a decrease of $4 million attributable to changes in foreign exchange rates.

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Loss ratio	34%	23%	19%	11%	4%
Expense ratio (net earned premiums)	33%	32%	29%	1%	3%
Expense ratio (net premiums written)	47%	35%	23%	12%	12%

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

2016 compared to 2015

Loss ratio

The loss ratio increased largely attributable to new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in 2016. The year ended December 31, 2015 included an increase in reserves of $9 million that did not recur mainly related to the estimate of the period of time it takes for a delinquent loan to be reported. This increase in reserves coupled with an increase in premiums of $8 million from refinements to premium recognition factors in the third quarter of 2015 increased the loss ratio by two percentage points for the year ended December 31, 2015. The increase in the loss ratio was also attributable to a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur. The favorable adjustment decreased the loss ratio by two percentage points for the year ended December 31, 2015.

Expense ratio (net earned premiums)

The expense ratio (net earned premiums) increased from lower premiums primarily driven by lower flow volume and the seasoning of our smaller prior year in-force blocks of business, as well as the termination of a customer relationship with respect to new business effective in the second quarter of 2015. The decrease in premiums was also attributable to a favorable adjustment of $8 million relating to refinements to premium recognition factors in 2015 that did not recur. The increase in the expense ratio (net earned premiums) was partially offset by an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021.

Expense ratio (net premiums written)

The expense ratio (net premiums written) increased primarily from lower net premiums written in 2016.

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

Expense ratio (net earned premiums)

The expense ratio (net earned premiums) increased primarily from higher operating expenses in 2015 related to contract fees and an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021.

Expense ratio (net premiums written)

The expense ratio (net premiums written) increased primarily from lower net premiums written and higher operating expenses in 2015 related to contract fees and an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021.

Australia mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our Australia mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2016	2015	2014
95.01% and above	$13,775	$15,055	$17,143
90.01% to 95.00%	21,593	20,933	22,207
80.01% to 90.00%	21,971	21,510	23,482
80.00% and below	24,094	23,970	26,758

Total	$81,433	$81,468	$89,590

Overall risk in-force decreased $0.8 billion attributable to changes in foreign exchange rates in 2016. Excluding the effects of foreign exchange, risk in-force increased primarily as a result of flow new insurance written.

Delinquent loans and claims

The claim process in our Australia Mortgage Insurance segment is similar to the process we follow in our U.S. mortgage insurance business. See “—U.S. Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of December 31:

	2016	2015	2014
Primary insured loans in-force	1,464,139	1,478,434	1,496,616
Delinquent loans	6,731	5,552	4,953
Percentage of delinquent loans (delinquency rate)	0.46%	0.38%	0.33%
Flow loan in-force	1,354,616	1,364,628	1,378,584
Flow delinquent loans	6,451	5,317	4,714
Percentage of flow delinquent loans (delinquency rate)	0.48%	0.39%	0.34%
Bulk loans in-force	109,523	113,806	118,032
Bulk delinquent loans	280	235	239
Percentage of bulk delinquent loans (delinquency rate)	0.26%	0.21%	0.20%

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

	Percent of primary risk in-force as of December 31, 2016	Delinquency rate as of December 31,

		2016	2015	2014
By state and territory:
New South Wales	28%	0.30%	0.27%	0.27%
Queensland	23	0.66%	0.53%	0.47%
Victoria	23	0.38%	0.33%	0.30%
Western Australia	12	0.74%	0.46%	0.32%
South Australia	6	0.61%	0.51%	0.44%
Australian Capital Territory	3	0.17%	0.17%	0.16%
Tasmania	2	0.35%	0.32%	0.25%
New Zealand	2	0.07%	0.17%	0.28%
Northern Territory	1	0.36%	0.17%	0.16%

Total	100%	0.46%	0.38%	0.33%

Delinquency rates increased primarily from higher new delinquencies, particularly in Queensland and Western Australia, mainly attributable to economic pressures.

U.S. Life Insurance segment

Trends and conditions

Results of our U.S. life insurance businesses depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves. Many factors can affect the reserves in our U.S. life insurance businesses. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our U.S. life insurance products. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition.

We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. We performed our annual review of claim reserve assumptions for our long-term care insurance business in the third quarter of 2016. In the fourth quarter of 2016, we performed assumption reviews for our universal and term universal life insurance products as well as for our other U.S. life insurance products and completed our loss recognition testing. For a discussion of additional information related to changes to our assumptions and methodologies, including certain related sensitivities, see “—Critical Accounting Estimates.”

Our U.S. Life Insurance segment will continue to migrate to a new valuation and projection platform for certain lines of business, while we upgrade platforms for other lines of business. The migration and upgrades are part of our ongoing efforts to improve the infrastructure and capabilities of our information systems and our routine assessment and refinement of financial, actuarial, investment and risk management capabilities enterprise wide. These efforts will also provide our U.S. Life Insurance segment with improved platforms to support emerging accounting guidance and ongoing changes in capital regulations. Concurrently, valuation processes and methodologies will be reviewed, and may result in additional refinements to assumptions. Any material changes in balances, margins or income trends that may result from these activities will be disclosed accordingly. In addition, we intend to continue to enhance our modeling capabilities of our various businesses, including for our long-term care insurance projections where we migrated to a new modeling system for the majority of our long-term care insurance business in the fourth quarter of 2016. We anticipate migrating the remaining portion of our long-term care insurance business to this new modeling system in 2017 or later. The new modeling system will value and forecast associated liability cash flows and policyholder behavior at a more granular level than our current system.

Results of our U.S. life insurance businesses are also impacted by interest rates. The continued low interest rate environment puts pressure on the profitability and returns of these businesses as higher yielding investments have matured and been replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk associated with our U.S. life insurance businesses.

Long-term care insurance

Results of our long-term care insurance business are influenced primarily by sales, morbidity, mortality, persistency, investment yields, expenses, ability to achieve rate actions, changes in regulations and reinsurance. Sales of our products are impacted by the relative competitiveness of our ratings, product features, pricing and commission levels and the impact of in-force rate actions on distribution and consumer demand. Changes in regulations or government programs, including long-term care insurance rate action legislation, could impact our long-term care insurance business either positively or negatively.

Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. As previously disclosed, as part of our annual review in 2014, we updated our assumptions and methodologies primarily impacting claim termination rates and benefit utilization rates, resulting in increases to our long-term care insurance claim reserves. In the third quarter of 2015, we reviewed our claim reserve assumptions for our long-term care insurance business and based on experience, no adjustment was required. During the third quarter of 2016, we completed our annual review of assumptions and methodologies related to our long-term care insurance claim reserves, which resulted in recording higher claim reserves of $460 million and reinsurance recoverables of $25 million. This review incorporated two additional years of claims experience since our 2014 review and one year of additional experience since our 2015 review. Based on our review in the third quarter of 2016, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. For a discussion of additional information related to changes to our assumptions and methodologies, see “—Critical Accounting Estimates—Liabilities for policy and contract claims.”

In the fourth quarter of 2016, we performed our loss recognition and cash flow testing. We incorporated the assumption and methodology changes made in the third quarter of 2016 into these tests. These changes had a material negative impact on the margins of our long-term care insurance block, excluding the acquired block. The acquired block has a higher percentage of indemnity policies and was positively affected by the new claim assumptions. As a part of the process, we considered incremental benefits from expected further rate actions that helped mitigate the impact of these changes. As part of the annual testing, we also reviewed assumptions for incidence and interest rates, among other assumptions. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition and cash flow testing results. As of December 31, 2016, our loss recognition testing margins for our long-term care insurance business were positive but have been significantly reduced from the 2015 levels. Any further materially adverse changes to our claim reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business. For a discussion of additional information related to changes to our assumptions and methodologies, see “—Critical Accounting Estimates—Future policy benefits.”

In connection with the updated assumptions and methodologies that increased claim reserves on existing claims in our 2016 review, we now establish higher claim reserves on new claims, which will decrease earnings in future periods in which the higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts, unlimited benefit pools and higher inflation factors going on claim. Also, we expect growth in new claims as our blocks of business continue to age. We also expect the remaining quarterly benefits of our in-force rate actions, in aggregate, to be lower in 2017 than the levels we experienced in 2016 as the implementation of certain rate increase approvals were largely completed in the third quarter of 2016. In addition, premiums will decline as policies terminate from mortality and lapses.

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved premium rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the year ended December 31, 2016 was 90%, reflecting our updated assumptions and methodologies from our review in the third quarter of 2016, compared to 74% for the year ended December 31, 2015.

One of our strategic priorities in 2016 was to repatriate all of the existing business, including our long-term care insurance business, held in BLAIC, our primary Bermuda domiciled captive reinsurance subsidiary. The repatriation was completed through the merger of BLAIC into GLIC in October 2016. There was no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. GAAP as the financial impact of this reinsurance had been eliminated in consolidation. However, there was an adverse impact on GLIC’s RBC ratio of approximately eight points in the fourth quarter of 2016.

Our long-term care insurance sales decreased 47% in 2016 compared to 2015. Sales decreased primarily due to our lower ratings and certain distributor suspensions driven by adverse rating agency actions. We expect that our sales will continue to be adversely impacted by our current ratings. Future adverse ratings announcements or actions could negatively impact our sales levels further.

Despite our low sales levels in our long-term care insurance business given our current ratings, we continue to evaluate new products. For example, we previously launched an enhanced product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates, benefit levels and adjusting other coverage options. In support of this product, we are investing in targeted distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products and distribution strategies that we believe will help expand the long-term care insurance market over time and meet broader consumer needs.

We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. We executed external reinsurance agreements to reinsure 20% of all sales of our individual long-term care insurance products that have been introduced since early 2013. External new business reinsurance levels vary and are dependent on a number of factors, including price, availability, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available. We also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. Since 2013, we have seen, and may continue to see, an increase in our benefit costs as policies with reinsurance coverage exhaust their benefits or terminate and policies which are not covered by reinsurance go on claim.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases on issued policies. For an update on rate actions, refer to “—Significant Developments—U.S. Life Insurance.” We have suspended sales in Massachusetts, New Hampshire and Vermont, and will consider taking similar actions in the future, in other states where we are unable to obtain satisfactory rate increases on in-force policies. We will also consider litigation against states that decline actuarially justified rate increases. We are currently in litigation with one state that has refused to approve actuarially justified rate actions. The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network Company America Insurance Company and one of its subsidiaries, American Network Insurance Company (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation and ordered the Commissioner to develop a plan of rehabilitation. In July 2016, the Commissioner petitioned the state court to convert the rehabilitation into liquidation. On November 9, 2016, the state court held a hearing on the Commissioner’s petition to convert the rehabilitation into liquidation with no objections. In the event Penn Treaty is placed in liquidation, we and other insurers likely would be assessed immediately or over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders. As of December 31, 2016, the liquidation order had not been entered, although an order of liquidation is expected in or shortly after March 2017. As a result, we were unable to estimate when or to what extent Penn Treaty will ultimately be declared insolvent, or the amount of the insolvency and we have not established any accruals for guaranty fund assessments associated with Penn Treaty as of December 31, 2016. We will continue to monitor the situation and may record a liability and expense in future reporting periods.

Life insurance

Results of our life insurance business are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.

We review our life assumptions at least annually typically in the third or fourth quarter of each year. In the fourth quarter of 2015, we completed our annual review of assumptions, which resulted in $194 million of after-tax charges in our universal and term universal life insurance products. The updated assumptions reflected changes to persistency, long-term interest rates, mortality and other refinements. In our assumption review in 2015, we looked at a number of assumptions, including older age mortality in our life insurance products and shock lapse in our term universal life insurance product, for which we did not make any changes at that time. As part of our annual review of assumptions in the fourth quarter of 2016, we reviewed these and other assumptions, including interest rate assumptions, with the benefit of updated experience and comparisons to industry experience, where appropriate. As part of this review, we implemented an updated mortality table for our life insurance products. This updated table improved our mortality rates in younger ages but deteriorated mortality rates in older ages. In 2016, mortality experience was favorable to pricing expectations for our term life insurance products but unfavorable for our universal life insurance products. Mortality levels may deviate each period from historical trends.

As a result, we recorded $196 million of after-tax charges in our universal and term universal life insurance products primarily reflecting the mortality experience deterioration in older age populations. We will continue to regularly review our assumptions in light of emerging experience and may be required to make further adjustments to our universal and term universal life insurance reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business. In connection with the updated assumptions from our 2016 review, we expect to record higher DAC amortization and establish higher reserves, which will decrease earnings in future periods. For a discussion of additional information related to changes to our assumptions, see “—Critical Accounting Estimates.”

Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 transition to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we may experience volatility in DAC amortization, premiums and mortality experience, which may reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000. As of December 31, 2016, our term life insurance products had a DAC balance of $1.4 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

Life insurance sales decreased 74% in 2016 compared to 2015. The decrease in our sales was predominantly related to the suspension of sales on March 7, 2016, our competitive positioning in the marketplace and distributor suspensions following adverse rating actions.

A portion of our life insurance reserves are financed through captive reinsurance structures. The financing cost of certain captive reinsurance structures is determined in part by the financial strength ratings of our principal life insurance subsidiaries. As a result of the ratings downgrade of our principal life insurance subsidiaries in February 2016, the cost of financing increased for a portion of our captive-financed reserves by approximately $1 million per quarter. However, in April 2016, we successfully refinanced an existing reinsurance structure, which improved after-tax earnings by approximately $15 million annually by reducing interest expense.

As part of our strategic priority to repatriate all of the existing business held in BLAIC, effective April 1, 2016, we recaptured a block of universal life insurance from BLAIC to GLAIC. In addition, effective July 1, 2016, we also recaptured a block of term life insurance from BLAIC to GLAIC and terminated a term life insurance excess of loss treaty with BLAIC. Effective September 1, 2016, GLAIC entered into a reinsurance agreement to cede a block of term life insurance, which primarily includes the business previously ceded to BLAIC, to an affiliated reinsurer. As previously discussed, the repatriation was completed in October 2016.

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, expense and commission levels, product sales, competitor actions and competitiveness of our offerings.

Sales of fixed annuities decreased 84% in 2016 compared to 2015. The decrease in our sales was primarily due to our decision to suspend sales of our traditional fixed annuity products on March 7, 2016.

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

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

(Amounts in millions)	Years ended December 31,			Increase (decrease) and percentage change

	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues:
Premiums	$2,670	$3,128	$3,169	$(458)	(15)%	$(41)	(1)%
Net investment income	2,726	2,701	2,665	25	1%	36	1%
Net investment gains (losses)	128	(10)	41	138	NM (1)	(51)	(124)%
Policy fees and other income	726	726	712	—	—%	14	2%

Total revenues	6,250	6,545	6,587	(295)	(5)%	(42)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	4,822	4,692	5,820	130	3%	(1,128)	(19)%
Interest credited	565	596	618	(31)	(5)%	(22)	(4)%
Acquisition and operating expenses, net of deferrals	648	684	658	(36)	(5)%	26	4%
Amortization of deferred acquisition costs and intangibles	403	872	345	(469)	(54)%	527	153%
Goodwill impairment	—	—	849	—	—%	(849)	(100)%
Interest expense	38	92	87	(54)	(59)%	5	6%

Total benefits and expenses	6,476	6,936	8,377	(460)	(7)%	(1,441)	(17)%

Loss from continuing operations before income taxes	(226)	(391)	(1,790)	165	42%	1,399	78%
Benefit for income taxes	(80)	(138)	(385)	58	42%	247	64%

Loss from continuing operations	(146)	(253)	(1,405)	107	42%	1,152	82%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net (2)	(133)	(5)	(42)	(128)	NM (1)	37	88%
Goodwill impairment	—	—	849	—	—%	(849)	(100)%
Losses from life block transactions	9	455	—	(446)	(98)%	455	NM (1)
Expenses related to restructuring	19	5	—	14	NM (1)	5	NM (1)
Gains on sale of businesses	(1)	—	—	(1)	NM (1)	—	—%
Taxes on adjustments	37	(159)	(43)	196	123%	(116)	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(215)	$43	$(641)	$(258)	NM (1)	$684	107%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the years ended December 31, 2016, 2015 and 2014, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(5) million, $(15) million and $(1) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015			2015 vs. 2014
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$(200)	$29	$(815)	$(229)	NM	(1)	$844	104%
Life insurance	(83)	(80)	74	(3)	(4)%		(154)	NM (1)
Fixed annuities	68	94	100	(26)	(28)%		(6)	(6)%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(215)	$43	$(641)	$(258)	NM	(1)	$684	107%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2016 compared to 2015

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•	Our long-term care insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $200 million in 2016 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $29 million in 2015 largely related to the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $283 million. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). This decrease was partially offset by higher premiums and reduced benefits of $130 million in 2016 from in-force rate actions approved and implemented.

•	The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business increased $3 million principally from a higher unfavorable unlocking of $2 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2016 compared to 2015 (see “—Critical Accounting Estimates” for additional information).

•	Our fixed annuities business decreased $26 million largely related to loss recognition testing in our fixed immediate annuity products that resulted in a charge of $25 million mainly driven by the low interest rate environment in 2016 (see “—Critical Accounting Estimates—Deferred acquisition costs/Future policy benefits” for additional information).

Revenues

Premiums

•	Our long-term care insurance business increased $77 million principally from $125 million of increased premiums in 2016 from in-force rate actions approved and implemented, partially offset by policy terminations in 2016.

•	Our life insurance business decreased $517 million attributable to higher ceded reinsurance and lower sales in 2016. In the first quarter of 2016, we initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction.

•	Our fixed annuities business decreased $18 million principally from lower sales of our life-contingent products in 2016.

Net investment income

•	Our long-term care insurance business increased $97 million largely from higher average invested assets due to growth of our in-force block and $13 million of higher income related to inflation-driven volatility on U.S. Government Treasury Inflation Protected Securities (“TIPS”) purchases, partially offset by lower reinvestment yields and $7 million of lower gains from bond calls and mortgage loan prepayments in 2016.

•	Our life insurance business decreased $11 million largely from lower average invested assets, partially offset by $5 million in net unfavorable prepayment speed adjustments on structured securities in 2015.

•	Our fixed annuities business decreased $61 million largely due to lower average invested assets, $10 million of lower gains from limited partnerships and $4 million of lower gains from bond calls and mortgage loan prepayments in 2016.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business increased $111 million primarily related to net gains of $130 million from the sale of TIPS, partially offset by lower derivative gains in 2016.

•	Net investment gains in our life insurance business increased $11 million predominantly attributable to lower impairments and higher gains on embedded derivatives related to our indexed universal life insurance products in 2016.

•	Net investment losses in our fixed annuities business decreased $16 million predominantly from lower net losses on embedded derivatives related to our fixed indexed annuities as well as lower net losses from the sale of investment securities, partially offset by higher impairments in 2016.

Policy fees and other income

•	Our life insurance business decreased $4 million predominantly from a less favorable unlocking of $6 million as part of our annual review of assumptions in the fourth quarter of 2016 compared to 2015.

•	Our fixed annuities business increased $4 million largely driven by higher surrender fee income in 2016.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $565 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). The increase was also attributable to aging and growth of the in-force block, higher severity on new claims and $50 million of net unfavorable adjustments, which included refinements to the calculations of reserves in 2016. These increases were partially offset by reduced benefits of $85 million in 2016 related to in-force rate actions approved and implemented.

•

Our life insurance business decreased $380 million principally related to higher ceded reinsurance in 2016. In the first quarter of 2016, we initially ceded $331 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. These decreases were partially offset by a higher unfavorable unlocking in our universal and term universal life insurance products of

$21 million as part of our annual review of assumptions in the fourth quarter of 2016 compared to 2015 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information).

•	Our fixed annuities business decreased $55 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in 2016. The decrease was also attributable to lower sales of our life-contingent products and lower interest credited in 2016. These decreases were partially offset by an increase in reserves of $24 million related to loss recognition testing in our fixed immediate annuity products primarily driven by the low interest rate environment (see “—Critical Accounting Estimates—Future policy benefits” for additional information).

Interest credited

•	Our life insurance business decreased $9 million predominantly from lower crediting rates in our universal life insurance products in 2016.

•	Our fixed annuities business decreased $22 million largely driven by a decline in average account values and lower crediting rates in 2016.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business decreased $38 million predominantly from lower sales and marketing costs in 2016.

•	Our life insurance business decreased $44 million primarily related to lower operating expenses attributable to a decline in sales, partially offset by $7 million of higher restructuring charges in 2016.

•	Our fixed annuities business increased $46 million largely attributable to a $55 million payment in connection with the recapture of certain life-contingent products by a third party, partially offset by lower operating expenses driven by a decline in sales in 2016.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business decreased $480 million principally from a DAC impairment of $455 million in the third quarter of 2015 as a result of loss recognition testing of certain term life insurance policies as part of a life block transaction that was finalized in the first quarter of 2016. The decrease was also attributable to a lower unfavorable unlocking in our universal and term universal life insurance products of $24 million as part of our annual review of assumptions in the fourth quarter of 2016 compared to 2015 (see “—Critical Accounting Estimates—Deferred acquisition costs/Present value of future profits” for additional information).

•	Our fixed annuities business increased $7 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million driven primarily by the low interest rate environment in 2016 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information). This increase was partially offset by a higher favorable unlocking of $7 million in 2016 driven by changes in lapse assumptions.

Interest expense. Interest expense decreased driven by our life insurance business principally as a result of the redemption of certain non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016 and lower letter of credit fees. These decreases were partially offset by the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as part of a life block transaction and the impact of credit rating downgrades which increased the cost of financing term life insurance reserves in 2016.

Benefit for income taxes. The effective tax rate was 35.3% for the years ended December 31, 2016 and 2015.

2015 compared to 2014

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•	Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $29 million in 2015 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $815 million in 2014. The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in 2014 was driven by our annual loss recognition testing in the fourth quarter of 2014 resulting in an increase of $478 million of reserves and amortization of PVFP and the completion of a comprehensive review of our claim reserves in the third quarter of 2014 resulting in increased claim reserves of $345 million. We also had $69 million of higher premiums and reduced benefits from in-force rate actions approved and implemented in 2015. These increases were partially offset by higher severity and frequency on new claims.

•	Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $80 million in 2015 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $74 million in 2014. The decrease was predominantly related to the completion of our annual review of assumptions in the fourth quarter of 2015, which resulted in $194 million of charges, which included $36 million of corrections related to reinsurance inputs, in our universal and term universal life insurance products. The updated assumptions reflected changes to persistency, long-term interest rates, mortality and other refinements. These decreases were partially offset by our term life insurance products largely due to an unfavorable reserve correction of $32 million related to reserves on a reinsurance transaction in 2014 that did not recur and favorable mortality in 2015.

•	Our fixed annuities business decreased $6 million primarily related to lower investment income, partially offset by lower interest credited in 2015.

Revenues

Premiums

•	Our long-term care insurance business increased $101 million largely from $96 million of higher premiums in 2015 from in-force rate actions approved and implemented.

•	Our life insurance business decreased $52 million primarily related to higher ceded reinsurance, lapse experience and lower production in 2015.

•	Our fixed annuities business decreased $90 million principally from lower sales of our life-contingent products in 2015.

Net investment income

•	Our long-term care insurance business increased $107 million largely from higher average invested assets due to growth of our in-force block, higher gains of $12 million from bond calls and mortgage loan prepayments and an $8 million unfavorable prepayment speed adjustment on structured securities in 2014 that did not recur. These increases were partially offset by lower reinvestment yields.

•	Our life insurance business decreased $16 million largely from lower reinvestment yields and average invested assets in 2015.

•	Our fixed annuities business decreased $55 million largely due to lower reinvestment yields and average invested assets. The decrease was also attributable to lower gains of $6 million from limited partnerships and a decrease of $4 million in bond calls and mortgage loan prepayments in 2015.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business increased $20 million largely from higher derivative gains, partially offset by net losses from the sale of investment securities in 2015 compared to net gains in 2014.

•	Net investment gains in our life insurance business decreased $21 million primarily from lower net gains from the sale of investment securities and higher impairments in 2015.

•	Net investment losses in our fixed annuities business increased $50 million largely related to derivative losses in 2015 compared to gains in 2014. The increase was also attributable to net losses from the sale of investment securities in 2015 compared to gains in 2014 and higher impairments, partially offset by lower losses on embedded derivatives related to our fixed indexed annuities in 2015.

Policy fees and other income. The increase was primarily attributable to our life insurance business largely related to our universal life insurance products driven by a $12 million favorable impact associated with the completion of our annual review of assumptions in the fourth quarter of 2015. The increase was also attributable to higher income from certain older universal life insurance in-force policies. These increases were partially offset by lower production, a decrease in our term universal and universal life insurance in-force blocks and higher terminations in our term universal life insurance product in 2015.

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

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business increased $16 million primarily from growth of our in-force block and a restructuring charge, partially offset by lower marketing costs in 2015.

•	Our life insurance business increased $9 million largely from higher net commissions due to lower deferrals on older in-force blocks and higher variable compensation costs, partially offset by lower production in 2015.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $13 million largely related to the write-off of PVFP in connection with our annual loss recognition testing completed in the fourth quarter of 2014 which also resulted in lower amortization in 2015.

•	Our life insurance business increased $560 million largely from a DAC impairment of $455 million in the third quarter of 2015 as a result of loss recognition testing of certain term life insurance policies as part of a life block transaction. In the fourth quarter of 2015, as part of our annual review of assumptions, we recorded an unfavorable unlocking in our universal life insurance products of $123 million, which included $63 million of corrections related to reinsurance inputs. In 2014, we recorded an unfavorable unlocking of $12 million in our term universal and universal life insurance products.

•	Our fixed annuities business decreased $20 million largely attributable to higher net investment losses and a decrease in account values in 2015.

Goodwill impairment

•	We recorded goodwill impairments of $354 million in our long-term care insurance business in 2014.

•	We recorded goodwill impairments of $495 million in our life insurance business in 2014.

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

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Net earned premiums:
Individual long-term care insurance	$2,416	$2,330	$2,234	$86	4%	$96	4%
Group long-term care insurance	98	107	102	(9)	(8)%	5	5%

Total	$2,514	$2,437	$2,336	$77	3%	$101	4%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$12	$33	$90	$(21)	(64)%	$(57)	(63)%
Group long-term care insurance	8	5	10	3	60%	(5)	(50)%

Total	$20	$38	$100	$(18)	(47)%	$(62)	(62)%

Loss ratio	90%	74%	129%	16%		(55)%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

2016 compared to 2015

Net earned premiums increased mostly from $125 million of increased premiums in 2016 from in-force rate actions approved and implemented, partially offset by policy terminations in 2016.

Annualized first-year premiums and deposits decreased principally from reduced sales due to higher pricing on newer products and certain distributor suspensions driven by rating agency actions.

The loss ratio increased largely related to the significant increase in benefits and other changes in reserves in 2016 compared to 2015 as discussed above. These increases were partially offset by $125 million of higher premiums in 2016 from in-force rate actions approved and implemented.

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

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Term and whole life insurance
Net earned premiums	$153	$670	$722	$(517)	(77)%	$(52)	(7)%
Sales	7	31	51	(24)	(77)%	(20)	(39)%
Life insurance in-force, net of reinsurance	202,645	312,226	353,631	(109,581)	(35)%	(41,405)	(12)%
Life insurance in-force before reinsurance	488,312	510,529	522,761	(22,217)	(4)%	(12,232)	(2)%
Term universal life insurance
Net deposits	$250	$259	$269	$(9)	(3)%	$(10)	(4)%
Life insurance in-force, net of reinsurance	121,856	125,001	128,289	(3,145)	(3)%	(3,288)	(3)%
Life insurance in-force before reinsurance	122,748	125,928	129,296	(3,180)	(3)%	(3,368)	(3)%
Universal life insurance
Net deposits	$376	$486	$561	$(110)	(23)%	$(75)	(13)%
Sales:
Universal life insurance	4	13	31	(9)	(69)%	(18)	(58)%
Linked-benefits	3	10	16	(7)	(70)%	(6)	(38)%
Life insurance in-force, net of reinsurance	38,836	40,376	41,959	(1,540)	(4)%	(1,583)	(4)%
Life insurance in-force before reinsurance	44,524	46,582	48,570	(2,058)	(4)%	(1,988)	(4)%
Total life insurance
Net earned premiums and deposits	$779	$1,415	$1,552	$(636)	(45)%	$(137)	(9)%
Sales:
Term life insurance	7	31	51	(24)	(77)%	(20)	(39)%
Universal life insurance	4	13	31	(9)	(69)%	(18)	(58)%
Linked-benefits	3	10	16	(7)	(70)%	(6)	(38)%
Life insurance in-force, net of reinsurance	363,337	477,603	523,879	(114,266)	(24)%	(46,276)	(9)%
Life insurance in-force before reinsurance	655,584	683,039	700,627	(27,455)	(4)%	(17,588)	(3)%

2016 compared to 2015

Term and whole life insurance

Net earned premiums and our life insurance in-force, net of reinsurance, decreased primarily related to higher ceded reinsurance and lower sales in 2016. In the first quarter of 2016, we initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction. Sales of our term life insurance products decreased predominantly related to certain distributor suspensions driven by rating agency actions and from the suspension of sales of our traditional life insurance products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits decreased primarily from distributor suspensions following adverse rating actions and from the suspension of sales of our traditional life insurance products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

2015 compared to 2014

Term and whole life insurance

Net earned premiums decreased primarily due to higher ceded reinsurance, lapse experience and lower production in 2015. Sales of our term life insurance product decreased predominantly related to changes in our competitive position in the marketplace in 2015. The decrease in life insurance in-force was principally related to a reinsurance transaction and higher lapses in 2016.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits decreased in 2016 primarily related to changes in our competitive positioning in the marketplace and distributor suspensions following adverse rating actions in the fourth quarter of 2014. Our life insurance in-force decreased primarily from higher lapses of older issued policies and lower deposits in 2016.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Single Premium Deferred Annuities
Account value, beginning of period	$12,480	$12,437	$11,807	$43	—%	$630	5%
Deposits	177	1,080	1,699	(903)	(84)%	(619)	(36)%
Surrenders, benefits and product charges	(1,151)	(1,339)	(1,410)	188	14%	71	5%

Net flows	(974)	(259)	289	(715)	NM (1)	(548)	(190)%
Interest credited and investment performance	300	302	341	(2)	(1)%	(39)	(11)%

Account value, end of period	$11,806	$12,480	$12,437	$(674)	(5)%	$43	—%

Single Premium Immediate Annuities
Account value, beginning of period	$5,180	$5,763	$5,837	$(583)	(10)%	$(74)	(1)%
Premiums and deposits	98	152	274	(54)	(36)%	(122)	(45)%
Surrenders, benefits and product charges	(755)	(791)	(852)	36	5%	61	7%

Net flows	(657)	(639)	(578)	(18)	(3)%	(61)	(11)%
Interest credited	228	249	266	(21)	(8)%	(17)	(6)%
Effect of accumulated net unrealized investment gains (losses)	102	(193)	238	295	153%	(431)	(181)%

Account value, end of period	$4,853	$5,180	$5,763	$(327)	(6)%	$(583)	(10)%

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,066	$1,078	$1,093	$(12)	(1)%	$(15)	(1)%
Surrenders, benefits and product charges	(62)	(69)	(72)	7	10%	3	4%

Net flows	(62)	(69)	(72)	7	10%	3	4%
Interest credited	57	57	57	—	—%	—	—%

Account value, net of reinsurance, end of period	$1,061	$1,066	$1,078	$(5)	(0)%	$(12)	(1)%

Total premiums from fixed annuities	$3	$21	$111	$(18)	(86)%	$(90)	(81)%

Total deposits on fixed annuities	$272	$1,211	$1,862	$(939)	(78)%	$(651)	(35)%

2016 compared to 2015

Single Premium Deferred Annuities

Account value of our single premium deferred annuities decreased as surrenders and benefits outpaced deposits and interest credited. Sales decreased primarily related to suspension of our products by distributors driven by the rating actions and from the suspension of sales of our traditional fixed annuity products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased as benefits exceeded net unrealized investment gains, interest credited and premiums. In 2016, we also had $24 million of higher reserves related to loss recognition testing driven primarily by the low interest rate environment in the current year (see “—Critical Accounting Estimates” for additional information). Sales declined primarily related to suspension of our products by distributors driven by the rating actions and from the suspension of sales of our traditional fixed annuity products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

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

Segment results of operations

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues:
Premiums	$—	$1	$3	$(1)	(100)%	$(2)	(67)%
Net investment income	147	138	129	9	7%	9	7%
Net investment gains (losses)	(14)	(69)	(66)	55	80%	(3)	(5)%
Policy fees and other income	169	189	209	(20)	(11)%	(20)	(10)%

Total revenues	302	259	275	43	17%	(16)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	42	44	37	(2)	(5)%	7	19%
Interest credited	131	124	119	7	6%	5	4%
Acquisition and operating expenses, net of deferrals	68	76	84	(8)	(11)%	(8)	(10)%
Amortization of deferred acquisition costs and intangibles	29	29	39	—	—%	(10)	(26)%
Interest expense	1	1	1	—	—%	—	—%

Total benefits and expenses	271	274	280	(3)	(1)%	(6)	(2)%

Income (loss) from continuing operations before income taxes	31	(15)	(5)	46	NM (1)	(10)	(200)%
Provision (benefit) for income taxes	6	(10)	(19)	16	160%	9	47%

Income (loss) from continuing operations	25	(5)	14	30	NM (1)	(19)	(136)%
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	5	49	53	(44)	(90)%	(4)	(8)%
Taxes on adjustments	(2)	(17)	(19)	15	88%	2	11%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$28	$27	$48	$1	4%	$(21)	(44)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For 2016, 2015 and 2014, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(9) million, $(20) million and $(13) million, respectively.

2016 compared to 2015

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased slightly primarily driven by favorable equity market performance, partially offset by lower account values in our variable annuity products in 2016.

Revenues

Net investment income increased driven by higher policy loan income in our corporate-owned life insurance products and higher average invested assets, partially offset by $6 million of lower gains from limited partnerships in 2016.

Net investment losses decreased primarily related to gains on embedded derivatives associated with our variable annuity products with GMWBs in 2016 compared to losses in 2015, partially offset by higher derivative losses in 2016.

Policy fees and other income decreased mainly attributable to lower account values in our variable annuity products in 2016.

Benefits and expenses

Interest credited increased largely related to higher cash values in our corporate-owned life insurance products in 2016.

Acquisition and operating expenses, net of deferrals, decreased largely related to lower commissions in 2016 as a result of the runoff of our variable annuity products.

Provision (benefit) for income taxes. The effective tax rate decreased to 19.4% for the year ended 2016 from 67.5% for the year ended 2015. The decrease in the effective tax rate was primarily attributable to tax favored investments in relation to pre-tax results in 2016 compared to 2015.

2015 compared to 2014

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by our variable annuity products from lower account values due to policy surrenders, unfavorable equity market performance and unfavorable mortality in 2015.

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

Runoff selected operating performance measures

Variable annuity products

The following table sets forth selected operating performance measures regarding our variable annuity products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$4,942	$5,666	$6,061	$(724)	(13)%	$(395)	(7)%
Deposits	22	33	50	(11)	(33)%	(17)	(34)%
Surrenders, benefits and product charges	(570)	(699)	(820)	129	18%	121	15%

Net flows	(548)	(666)	(770)	118	18%	104	14%
Interest credited and investment performance	187	(58)	375	245	NM (2)	(433)	(115)%

Account value, end of period	$4,581	$4,942	$5,666	$(361)	(7)%	$(724)	(13)%

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,241	$1,455	$1,643	$(214)	(15)%	$(188)	(11)%
Deposits	8	9	10	(1)	(11)%	(1)	(10)%
Surrenders, benefits and product charges	(198)	(259)	(309)	61	24%	50	16%

Net flows	(190)	(250)	(299)	60	24%	49	16%
Interest credited and investment performance	116	36	111	80	NM (2)	(75)	(68)%

Account value, net of reinsurance, end of period	$1,167	$1,241	$1,455	$(74)	(6)%	$(214)	(15)%

Variable Life Insurance
Account value, beginning of period	$291	$313	$316	$(22)	(7)%	$(3)	(1)%
Deposits	7	8	8	(1)	(13)%	—	—%
Surrenders, benefits and product charges	(33)	(38)	(38)	5	13%	—	—%

Net flows	(26)	(30)	(30)	4	13%	—	—%
Interest credited and investment performance	18	8	27	10	125%	(19)	(70)%

Account value, end of period	$283	$291	$313	$(8)	(3)%	$(22)	(7)%

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2016 compared to 2015

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased primarily related to surrenders outpacing favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

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

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
GICs, FABNs and Funding Agreements
Account value, beginning of period	$410	$493	$896	$(83)	(17)%	$(403)	(45)%
Deposits	254	—	—	254	NM (1)	—	—%
Surrenders and benefits	(110)	(86)	(408)	(24)	(28)%	322	79%

Net flows	144	(86)	(408)	230	NM (1)	322	79%
Interest credited	6	3	5	3	100%	(2)	(40)%

Account value, end of period	$560	$410	$493	$150	37%	$(83)	(17)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2016 compared to 2015

Account value related to our institutional products increased mainly attributable to higher deposits as a result of issuing funding agreements for asset-liability management and yield enhancement outpacing scheduled maturities of these products in 2016.

2015 compared to 2014

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products.

Corporate and Other Activities

Results of operations

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues:
Premiums	$12	$25	$29	$(13)	(52)%	$(4)	(14)%
Net investment income	3	(3)	(10)	6	200%	7	(70)%
Net investment gains (losses)	(87)	29	2	(116)	NM (1)	27	NM (1)
Policy fees and other income	78	(10)	1	88	NM (1)	(11)	NM (1)

Total revenues	6	41	22	(35)	(85)%	19	86%

Benefits and expenses:
Benefits and other changes in policy reserves	4	14	24	(10)	(71)%	(10)	(42)%
Acquisition and operating expenses, net of deferrals	217	230	69	(13)	(6)%	161	NM (1)
Amortization of deferred acquisition costs and intangibles	1	1	3	—	—%	(2)	(67)%
Interest expense	270	298	314	(28)	(9)%	(16)	(5)%

Total benefits and expenses	492	543	410	(51)	(9)%	133	32%

Loss from continuing operations before income taxes	(486)	(502)	(388)	16	3%	(114)	(29)%
Provision (benefit) for income taxes	114	(130)	(93)	244	188%	(37)	(40)%

Loss from continuing operations available to Genworth Financial, Inc.’s common stockholders	(600)	(372)	(295)	(228)	(61)%	(77)	(26)%
Adjustments to loss from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	87	(29)	(2)	116	NM (1)	(27)	NM (1)
(Gains) losses on sale of businesses, net	(2)	140	—	(142)	(101)%	140	NM (1)
(Gains) losses on early extinguishment of debt, net	(48)	1	—	(49)	NM (1)	1	NM (1)
Expenses related to restructuring, net	2	3	—	(1)	(33)%	3	NM (1)
Tax impact from potential business portfolio changes	—	—	31	—	—%	(31)	(100)%
Fees associated with bond solicitation	18	—	—	18	NM (1)	—	—%
Taxes on adjustments	(44)	9	—	(53)	NM (1)	9	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(587)	$(248)	$(266)	$(339)	(137)%	$18	7%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2016 compared to 2015

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders increased mainly as a result of tax charges of $258 million and additional legal fees and expenses of $70 million, partially offset by lower operating expenses and interest expense in the current year.

Revenues

Premiums decreased largely related to the sale of our European mortgage insurance business in May 2016.

Net investment income increased related to the elimination of affiliate preferred stock dividends of approximately $8 million in 2015 that did not recur.

Net investment losses in 2016 were primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities as well as net realized losses from the sale of investment securities and derivative losses. Net investment gains in 2015 were primarily related to derivative gains and net realized gains from the sale of investment securities.

Policy fees and other income in 2016 included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pac Life. Policy fees and other income in 2015 included losses from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely related to the sale of our European mortgage insurance business in May 2016.

Acquisition and operating expenses, net of deferrals, decreased mainly driven by the $140 million loss on the sale of our mortgage insurance business in Europe recorded in the fourth quarter of 2015, partially offset by $69 million for the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $10 million of legal fees and expenses related to this litigation in 2016. In addition, we paid a make-whole expense of $20 million on the early redemption of Genworth Holdings’ 2016 senior notes in January 2016 and paid broker, advisor and investment banking fees of $18 million associated with Genworth Holdings’ bond consent solicitation in March 2016. The increase was also partially offset by an additional loss of $9 million related to the sale of our mortgage insurance business in Europe in 2016.

Interest expense decreased largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

The income tax provision was largely attributable to a valuation allowance of $258 million recorded on deferred tax assets in 2016. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the proposed transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership. This increase was partially offset by the reversal of a deferred tax valuation allowance established on a specific capital loss and the proportion of lower foreign income to pre-tax loss in 2016 compared to 2015.

2015 compared to 2014

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily attributable to higher tax benefits and lower interest expense, partially offset by higher operating expenses and losses from non-functional currency transactions in 2015.

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

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

U.S. Treasury yields rose by as much as 40 basis points in response to the U.S. Presidential election and continued to rise steadily for the remainder of the fourth quarter of 2016, further supported by a 25 basis point hike in the Federal Reserve policy rate. The shift towards higher U.S. Treasury yields also reflected expectations for a faster pace of interest rate increases by the Federal Reserve, underpinned by rising inflation expectations. Global yields followed the U.S. bond markets higher and equity markets rose, particularly in the U.S., founded on expectations of robust fiscal stimulus coupled with business oriented economic policy changes leading global economic growth higher. At the same time, growth prospects also improved the outlook and the demand for credit products and credit spreads tightened steadily, dampening the overall rise in yields. Overall, both U.S. and most global rates ended higher in 2016 compared to the first half of the year as a result of the fourth quarter of 2016 activity described above but were lower on average versus 2015.

As of December 31, 2016, our fixed maturities securities portfolio, which was 96% investment grade, comprised 81% of our total investment portfolio. Our $3.6 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total investment portfolio as of December 31, 2016. We believe our energy portfolio is well-diversified and would expect manageable capital impact on our U.S. life insurance subsidiaries.

Derivatives

We actively responded to the risk to our derivatives portfolio arising from our counterparties’ right to terminate their bilateral OTC derivatives transactions with us following the downgrades of our life insurance subsidiaries in September and October 2016. We notified our counterparties of the downgrades to determine whether they would exercise their rights to terminate the transactions, agree to maintain the transactions with us under revised terms or permit us to move the transactions to clearing through the Chicago Mercantile Exchange (“CME”). Although some counterparties have indicated that they reserve their rights to take action against us, none have and we continue to discuss the downgrades with them.

As of December 31, 2016, $14.4 billion notional of our derivatives portfolio was cleared through the CME. The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of December 31, 2016, we posted initial margin of $414 million to our clearing agents, which represented approximately $101 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of December 31, 2016, $6.4 billion notional of our derivatives portfolio was in bilateral OTC derivatives transactions pursuant to which we have posted aggregate independent amounts of $300 million and are holding collateral from counterparties in the amount of $75 million. We have notional of $974 million in bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings. Given our current ratings, our ability to enter into new derivatives transactions will be more limited.

During the second quarter of 2016, we restruck our forward starting swap portfolio by terminating and settling then existing positions and entering into new forward starting swaps at current interest rates. These transactions had no direct impact on our consolidated results or financial position. Because the forward starting swap portfolio was at a significant gain, upon termination, we received cash which was invested to generate additional income. Reestablishing the forward starting swaps is intended to help protect us against further declines in interest rates. Derivatives qualifying as hedges include amounts related to both previously terminated and active hedge positions in our long-term care insurance business and will be amortized into net investment income over time as we invest future premiums.

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

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the years ended December 31:

	Years ended December 31,						Increase (decrease)
	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$2,565	4.6%	$2,558	4.7%	$2,598	—%	$7	(0.1)%	$(40)
Fixed maturity securities—non-taxable	3.6%	12	3.5%	12	3.5%	12	0.1%	—	—%	—
Commercial mortgage loans	5.2%	318	5.5%	337	5.6%	333	(0.3)%	(19)	(0.1)%	4
Restricted commercial mortgage loans related to securitization entities (1)	7.1%	10	8.0%	14	6.6%	14	(0.9)%	(4)	1.4%	—
Equity securities	5.6%	28	5.2%	15	5.0%	14	0.4%	13	0.2%	1
Other invested assets	25.3%	141	24.7%	135	20.3%	105	0.6%	6	4.4%	30
Restricted other invested assets related to securitization entities (1)	0.9%	3	1.3%	5	1.3%	5	(0.4)%	(2)	—%	—
Policy loans	8.7%	146	8.9%	137	8.7%	129	(0.2)%	9	0.2%	8
Cash, cash equivalents and short-term investments	0.5%	20	0.3%	13	0.6%	24	0.2%	7	(0.3)%	(11)

Gross investment income before expenses and fees	4.6%	3,243	4.6%	3,226	4.7%	3,234	—%	17	(0.1)%	(8)
Expenses and fees	(0.1)%	(84)	(0.1)%	(88)	(0.1)%	(92)	—%	4	—%	4

Net investment income	4.5%	$3,159	4.5%	$3,138	4.6%	$3,142	—%	$21	(0.1)%	$(4)

Average invested assets and cash		$69,774		$69,976		$68,498		$(202)		$1,478

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

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
The annualized weighted-average investment yields remained unchanged from 2015 as lower reinvestment yields and variable income were offset by higher average invested assets in our long-term care insurance business. Net investment income reflected $20 million of lower gains related to limited partnerships and $10 million of lower gains related to bond calls and mortgage prepayments, partially offset by $13 million of higher income related to inflation-driven volatility on recent TIPS purchases as compared to 2015 and $5 million of lower unfavorable prepayment speed adjustments on structured securities. The year ended December 31, 2016 included a decrease of $10 million attributable to changes in foreign exchange rates.

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

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Available-for-sale securities:
Realized gains	$249	$102	$72
Realized losses	(121)	(82)	(46)

Net realized gains (losses) on available-for-sale securities	128	20	26

Impairments:
Total other-than-temporary impairments	(40)	(28)	(9)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	1	—

Net other-than-temporary impairments	(40)	(27)	(9)

Trading securities	10	(7)	39
Commercial mortgage loans	1	7	11
Net gains (losses) related to securitization entities (1)	(50)	5	16
Derivative instruments	20	(76)	(103)
Contingent consideration adjustment	(2)	2	(2)
Other	5	1	—

Net investment gains (losses)	$72	$(75)	$(22)

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

2016 compared to 2015

•	We recorded $13 million of higher net other-than-temporary impairments in 2016. During 2016 and 2015, we recorded impairments of $24 million and $21 million, respectively, related to corporate securities. Of the total impairments recorded in 2016, $7 million related to equity securities and $3 million related to limited partnerships. We recorded impairments of $4 million in each year related to commercial mortgage loans.

•	Net investment gains related to derivatives of $20 million in 2016 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and gains associated with hedging programs for our indexed universal life insurance products. These gains were partially offset by losses related to hedging programs for our runoff variable annuity products.

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

•	We recorded $108 million of higher net gains related to the sale of available-for-sale securities in 2016 primarily related to $130 million of gains from the sale of TIPS. During 2016, we also recorded $10 million of gains related to trading securities compared to $7 million of losses in 2015 resulting from changes in the long-term interest rate environment. We recorded $50 million of losses related to securitization entities in 2016 primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in 2016 compared to $5 million of gains in 2015.

2015 compared to 2014

•	We recorded $18 million of higher net other-than-temporary impairments in 2015. Total impairments included $21 million related to corporate securities and $2 million related to other asset-backed securities in 2015. During 2015 and 2014, we recorded impairments of $4 million and $3 million, respectively, related to commercial mortgage loans. Impairments related to financial hybrid securities as a result of certain banks being downgraded to below investment grade were $4 million in 2014.

•	Net investment losses related to derivatives of $76 million in 2015 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and losses related to hedging programs for our fixed indexed annuity products. These losses were partially offset by gains related to derivatives to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries and gains from amounts reclassified from other comprehensive income (loss) due to sales of previously hedged bond purchases.

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

•	During 2015, we recorded $7 million of losses related to trading securities compared to $39 million of gains in 2014 resulting from changes in the long-term interest rate environment. We recorded $11 million of lower net gains related to securitization entities in 2015 primarily due to losses on trading securities in 2015 compared to gains in 2014 and lower gains on derivatives in 2015. We recorded lower net gains of $6 million related to the sale of available-for-sale securities in 2015.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2016		2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,131	61%	$43,136	58%
Private	15,441	21	15,061	20
Commercial mortgage loans	6,111	8	6,170	8
Other invested assets	2,071	3	2,309	3
Policy loans	1,742	2	1,568	2
Restricted other invested assets related to securitization entities (1)	312	—	413	1
Equity securities, available-for-sale	632	1	310	—
Restricted commercial mortgage loans related to securitization entities (1)	129	—	161	—
Cash and cash equivalents	2,784	4	5,965	8

Total cash, cash equivalents and invested assets	$74,353	100%	$75,093	100%

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2016, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 16 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity and equity securities

As of December 31, 2016, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,439	$647	$—	$(50)	$—	$6,036
State and political subdivisions	2,515	182	—	(50)	—	2,647
Non-U.S. government (1)	2,024	101	—	(18)	—	2,107
U.S. corporate:
Utilities	4,137	454	—	(41)	—	4,550
Energy	2,167	157	—	(24)	—	2,300
Finance and insurance	5,719	424	—	(46)	—	6,097
Consumer—non-cyclical	4,335	433	—	(34)	—	4,734
Technology and communications	2,473	157	—	(32)	—	2,598
Industrial	1,161	76	—	(14)	—	1,223
Capital goods	2,043	228	—	(13)	—	2,258
Consumer—cyclical	1,455	92	—	(17)	—	1,530
Transportation	1,121	86	—	(17)	—	1,190
Other	332	17	—	(1)	—	348

Total U.S. corporate (1)	24,943	2,124	—	(239)	—	26,828

Non-U.S. corporate:
Utilities	940	40	—	(11)	—	969
Energy	1,234	109	—	(12)	—	1,331
Finance and insurance	2,413	134	—	(9)	—	2,538
Consumer—non-cyclical	711	17	—	(14)	—	714
Technology and communications	953	44	—	(10)	—	987
Industrial	928	39	—	(9)	—	958
Capital goods	518	21	—	(4)	—	535
Consumer—cyclical	434	10	—	(2)	—	442
Transportation	619	65	—	(7)	—	677
Other	2,967	190	—	(13)	—	3,144

Total non-U.S. corporate (1)	11,717	669	—	(91)	—	12,295

Residential mortgage-backed (2)	4,122	259	10	(12)	—	4,379
Commercial mortgage-backed	3,084	98	3	(56)	—	3,129
Other asset-backed (2)	3,170	15	1	(35)	—	3,151

Total fixed maturity securities	57,014	4,095	14	(551)	—	60,572
Equity securities	628	31	—	(27)	—	632

Total available-for-sale securities	$57,642	$4,126	$14	$(578)	$—	$61,204

(1)	Fair value included European periphery exposure of $447 million in Ireland, $231 million in Spain, $95 million in Italy and $16 million in Portugal.
(2)	Fair value included $43 million collateralized by Alt-A residential mortgage loans and $26 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities increased $2.4 billion principally from purchases exceeding sales and maturities and from higher net unrealized gains attributable to the changes in interest rates in 2016.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During 2016, we increased our exposure to the peripheral European countries by $66 million to $789 million with unrealized gains of $41million. As of

December 31, 2016, our exposure was diversified with direct exposure to local economies of $167 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $118 million and exposure to multi-national companies where the majority of revenues come from outside of the country of domicile of $504 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of December 31:

	2016
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$521	304	31%	$—	—
2005	469	135	43%	—	—
2006	434	105	52%	15	1
2007	452	126	54%	1	1
2008	135	25	54%	—	—
2009	—	—	—%	—	—
2010	89	17	48%	—	—
2011	215	47	47%	—	—
2012	588	88	52%	—	—
2013	781	136	54%	—	—
2014	892	147	61%	—	—
2015	932	143	65%	—	—
2016	617	100	69%	—	—

Total	$6,125	1,373	55%	$16	2

(1)	Represents weighted-average loan-to-value as of December 31, 2016.

	2015
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$609	361	32%	$—	—
2005	542	146	49%	5	1
2006	709	177	51%	1	1
2007	540	146	59%	6	1
2008	145	27	56%	—	—
2009	—	—	—%	—	—
2010	93	17	48%	—	—
2011	226	48	49%	—	—
2012	626	92	55%	—	—
2013	822	138	58%	—	—
2014	935	150	66%	—	—
2015	940	142	67%	—	—

Total	$6,187	1,444	56%	$12	3

(1)	Represents weighted-average loan-to-value as of December 31, 2015.

Restricted commercial mortgage loans related to securitization entities

See notes 4 and 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of December 31:

	2016		2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$708	34%	$1,112	48%
Trading securities	259	13	447	19
Securities lending collateral	534	25	347	15
Short-term investments	352	17	197	9
Limited partnerships	199	10	188	8
Other investments	19	1	18	1

Total other invested assets	$2,071	100%	$2,309	100%

Derivatives decreased primarily attributable to changes in the long-term interest rate environment and from early terminations in 2016. Our investments in trading securities decreased from higher net sales. Securities lending collateral increased driven by market demand. Short-term investments increased principally from purchases exceeding sales and maturities in 2016.

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

(Notional in millions)	Measurement	December 31, 2015	Additions	Maturities/ terminations	December 31, 2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,214	$9,991	$(9,635)	$11,570
Inflation indexed swaps	Notional	571	1	(572)	—
Foreign currency swaps	Notional	35	—	(13)	22

Total cash flow hedges		11,820	9,992	(10,220)	11,592

Total derivatives designated as hedges		11,820	9,992	(10,220)	11,592

Derivatives not designated as hedges
Interest rate swaps	Notional	4,932	—	(253)	4,679
Interest rate swaps related to securitization entities (1)	Notional	67	—	(67)	—
Foreign currency swaps	Notional	162	146	(107)	201
Credit default swaps	Notional	144	—	(105)	39
Credit default swaps related to securitization entities (1)	Notional	312	—	—	312
Equity index options	Notional	1,080	3,272	(1,956)	2,396
Financial futures	Notional	1,331	6,891	(6,824)	1,398
Equity return swaps	Notional	134	364	(333)	165
Other foreign currency contracts	Notional	1,656	3,478	(2,004)	3,130

Total derivatives not designated as hedges		9,818	14,151	(11,649)	12,320

Total derivatives		$21,638	$24,143	$(21,869)	$23,912

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2015	Additions	Maturities/ terminations	December 31, 2016
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	36,146	—	(2,908)	33,238
Fixed index annuity embedded derivatives	Policies	17,482	666	(599)	17,549
Indexed universal life embedded derivatives	Policies	982	167	(75)	1,074

The increase of $2.3 billion in the notional value of derivatives was attributable to an increase in our non-qualified equity options related to our hedging strategy associated with fixed index annuity insurance products and our non-qualified foreign currency interest rate swaps.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered.

Consolidated Balance Sheets

Total assets. Total assets decreased $1,773 million from $106,431 million as of December 31, 2015 to $104,658 million as of December 31, 2016.

•	Cash, cash equivalents and invested assets decreased $740 million primarily from a decrease of $3,181 million in cash and cash equivalents, partially offset by an increase of $2,441 million in invested assets. Cash and cash equivalents decreased largely from the purchases of investments and the redemption of non-recourse funding obligations and long-term borrowings in 2016. Our fixed maturity securities increased $2,375 million principally from purchases exceeding proceeds from maturities and sales and an increase in unrealized investment gains attributable to changes in interest rates in 2016. Equity securities increased $322 million mainly from an increase in net trading activity in 2016.

•	Deferred acquisition costs decreased $827 million primarily related to higher net unrealized investment gains, including $439 million related to the deterioration of the loss recognition testing margin of our long-term care insurance block, excluding the acquired block, in 2016. The decrease was also attributable to higher amortization of $144 million in our universal and term universal life insurance products related to our annual review of assumptions in the fourth quarter of 2016, reflecting updated assumptions primarily for mortality experience in older age populations, partially offset by updated assumptions related to future policy charges.

•	Reinsurance recoverable increased $510 million mainly attributable to a new reinsurance agreement with Protective Life to coinsure certain of our term life insurance policies as part of a life block transaction completed in January 2016. As part of this transaction, we recorded a deferred gain, which was approximately $64 million as of December 31, 2016. In addition, certain of our third-party reinsurance counterparties updated their assumptions and methodologies, which increased our long-term care insurance reinsurance recoverables by $222 million in the fourth quarter of 2016.

•	Deferred tax asset decreased $155 million primarily from an increase in the valuation allowance in 2016.

•	Separate account assets decreased $584 million principally driven by surrenders and benefits in the account values of our runoff block of variable annuity products in 2016.

Total liabilities. Total liabilities decreased $1,603 million from $91,794 million as of December 31, 2015 to $90,191 million as of December 31, 2016.

•	Future policy benefits increased $588 million primarily driven by an increase in our long-term care insurance business largely from the aging and growth of the in-force block in 2016.

•	Policyholder account balances decreased $547 million largely as a result of surrenders in our fixed annuities business, partially offset by higher reserves of $202 million in our universal and term universal life insurance products related to our annual review of assumptions in the fourth quarter of 2016, reflecting updated assumptions primarily for mortality experience in older age populations.

•	Liability for policy and contract claims increased $1,161 million mainly attributable to an increase of $1,285 million in our long-term care insurance business largely from our annual review of assumptions which increased claim reserves by $460 million. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. The increase was also attributable to aging and growth of the in-force block and higher severity on new claims in 2016. In addition, certain of our third-party reinsurance counterparties updated their assumptions and methodologies, which increased our long-term care insurance claim reserves by $222 million in the fourth quarter of 2016. These increases were partially offset by a decrease of $214 million in our U.S. mortgage insurance business principally from a decline in new delinquencies and favorable aging on existing delinquencies in 2016.

•	Non-recourse funding obligations decreased $1,610 million as a result of early redemptions of non-recourse funding obligations for River Lake and River Lake II related to a life block transaction completed in 2016.

•	Long-term borrowings decreased $390 million primarily attributable to the redemption of $298 million of Genworth Holdings’ 2016 senior notes in January 2016 and the repurchase of $28 million principal of Genworth Holdings’ senior notes with 2021 maturity dates during the three months ended March 31, 2016. The decrease was also related to $40 million of bond consent fees paid as part of Genworth Holdings’ bond consent solicitation. Genworth Financial Mortgage Insurance Pty Limited redeemed $36 million of subordinated floating rate notes due in 2021. These decreases were partially offset by an increase of $8 million from changes in foreign exchange rates on debt in Canada and Australia.

•	Separate account liabilities decreased $584 million principally driven by surrenders in the account values of our runoff block of variable annuity products in 2016.

Total equity. Total equity decreased $170 million from $14,637 million as of December 31, 2015 to $14,467 million as of December 31, 2016.

•	We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $277 million during the year ended December 31, 2016.

•	Accumulated other comprehensive income (loss) increased $84 million predominantly attributable to $40 million of higher derivatives qualifying as hedges driven mostly by changes in long-term interests and from an increase of $36 million in foreign currency translation and other adjustments principally from the recognition of currency translation adjustments related to the sale of our European mortgage insurance business in 2016.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Net cash from operating activities	$1,852	$1,591	$2,438
Net cash from investing activities	(2,120)	(404)	(1,836)
Net cash from financing activities	(2,931)	(42)	205

Net increase (decrease) in cash before foreign exchange effect	$(3,199)	$1,145	$807

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and other capital transactions.

We had higher cash inflows from operating activities in 2016 mainly attributable to net proceeds from the sale of trading securities and cash received as a result of the change in the derivative positions in 2016. This increase was partially offset by amounts paid related to a new reinsurance agreement in our life insurance business. We also paid amounts related to the settlement of In re Genworth Financial, Inc. Securities Litigation and fees associated with Genworth Holdings’ bond consent solicitation.

We had higher cash outflows from investing activities in 2016 primarily as the result of higher purchases in excess of maturities and sales of fixed maturity securities and the purchase of policy loans. This outflow was partially offset by net proceeds from the sale of our European mortgage insurance business and the sale of assets to Pac Life as well as net repayments of commercial mortgage loans in 2016 compared to net originations in 2015.

We had higher cash outflows from financing activities in 2016 principally from the redemption of $1,620 million of non-recourse funding obligations. Genworth Holdings also repaid and repurchased $326 million of its senior notes in 2016. Cash outflows from financing activities were also as a result of withdrawals exceeding deposits of our investment contracts in 2016. Included in 2015 were proceeds from the sale of additional shares of our Australian mortgage insurance business.

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

The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on our operating businesses so they remain appropriately capitalized, and accelerating progress on reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to reduce our indebtedness over time through repurchases, redemptions and/or repayments at maturity.

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

Genworth Holdings had $998 million and $1,124 million of cash and cash equivalents as of December 31, 2016 and 2015, respectively. Genworth Holdings also held $100 million and $250 million in U.S. government securities as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, cash and cash equivalents of Genworth Holdings included approximately $85 million and $89 million of restricted assets, which consist primarily of U.S. government securities and cash.

During the years ended December 31, 2016, 2015 and 2014, Genworth Holdings received cash dividends from its international subsidiaries of $250 million, $522 million and $630 million, respectively. Dividends in 2016 included $76 million for our portion of the AUD$202 million capital reduction in Genworth Mortgage Insurance Australia Limited in the second quarter of 2016. Dividends from our international subsidiaries in 2015 included $173 million of proceeds from the sale of additional shares in our Australian mortgage insurance business in May 2015 and approximately $50 million of the remaining proceeds were distributed to Genworth Holdings through payments made under tax sharing agreements in the third quarter of 2015. Dividends from our international subsidiaries in 2014 included approximately $500 million from the net proceeds of the IPO of our Australian mortgage insurance business. There were no dividends paid to Genworth Holdings by its domestic subsidiaries during the years ended December 31, 2016, 2015 or 2014. We expect our international subsidiaries to be the sole source of cash dividends paid to us in 2017 as we continue to strengthen the capital position of our U.S. mortgage insurance business. We do not expect our U.S. life insurance businesses to provide dividends to our holding companies in the foreseeable future.

Genworth Holdings also made capital contributions to one of its life subsidiaries of $25 million during 2015. In December 2015, Genworth Holdings also received cash of approximately $325 million of proceeds from the sale of the lifestyle protection insurance business through intercompany payments.

The life block transaction completed in January 2016 generated approximately $175 million of tax benefits to the holding company in July 2016, which are committed to be used as part of any restructuring plan for our U.S. life insurance businesses.

In July 2015, Genworth Holdings purchased for approximately $200 million preferred securities of one of our life insurance subsidiaries that were previously held by our U.S. mortgage insurance subsidiaries. Genworth Holdings received dividends of approximately $8 million from these preferred securities in 2015. Beginning in 2016, these preferred stock dividends were deferred.

Genworth Holdings provides capital support to some of its insurance subsidiaries in the form of guarantees of certain obligations, in some cases subject to annual scheduled adjustments, which totaled up to $356 million as of December 31, 2016. We believe Genworth Holdings’ insurance subsidiaries have adequate reserves to cover the underlying obligations. This capital support primarily included:

•	A capital support agreement of up to $218 million with one of Genworth Holdings’ insurance subsidiaries to fund claims to support its mortgage insurance business in Mexico;

•	A capital support agreement of up to $100 million, as part of the capital plan for the U.S. mortgage insurance subsidiaries, to be provided to GMICO in the future in the event that certain adverse events occur. This capital support agreement was terminated in January 2017.

Genworth Holdings provides a limited guarantee to Rivermont Life Insurance Company I (“Rivermont I”), an indirect subsidiary, which is accounted for as a derivative carried at fair value and is eliminated in consolidation. As of December 31, 2016, the fair value of this derivative was approximately $1 million.

Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee is now limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2016, the risk in-force of the business subject to the guarantee was approximately $2.0 billion.

Genworth Holdings has a Tax Matters Agreement with GE, our former parent company, which represents an obligation of Genworth Holdings to GE. The balance of this obligation was $173 million as of December 31, 2016.

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

We also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $9 million and $25 million as of December 31, 2016 and 2015, respectively.

Regulated insurance subsidiaries

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2016, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $220 million to us in 2017 without obtaining regulatory approval. However, our insurance subsidiaries may not pay dividends to us in 2017 at this level if they need to retain capital for growth and to meet capital requirements.

Our international insurance subsidiaries paid dividends of $457 million, $640 million and $630 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Our domestic insurance subsidiaries paid dividends of $80 million, $41 million and $108 million, respectively, during the years ended December 31, 2016, 2015 and 2014. None of the dividends paid were deemed “extraordinary.” All such amounts were paid to our principal life insurance subsidiaries rather than to a holding company. In addition, GLIC paid a preferred stock dividend of approximately $8 million to Genworth Holdings in 2015.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2016, our total cash, cash equivalents and invested assets were $74.4 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 32% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2016.

As of December 31, 2016, each of our life insurance subsidiaries exceeded the minimum required RBC levels. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 329% as of December 31, 2016.

To address the capital needs of our U.S. life insurance businesses, we currently intend to continue, among other things, to not pay dividends from our life insurance subsidiaries to the holding company.

As of December 31, 2016 and 2015, one of our wholly-owned life insurance subsidiaries provided security in an aggregate amount of $28 million and $583 million, respectively, for the benefit of certain of its wholly-

owned life insurance subsidiaries that have issued non-recourse funding obligations to collateralize the obligation to make future payments on their behalf under certain tax sharing agreements.

In April 2016, Genworth Canada announced acceptance by the TSX of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 4, 2017, up to an aggregate of approximately 4.6 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we intend to participate in the NCIB in order to maintain our overall ownership at its current level. In 2015, Genworth Canada repurchased 1.4 million of its shares for CAD$50 million through a NCIB authorized by its board for up to 4.7 million shares. We participated in the NCIB in order to maintain our overall ownership percentage and received $23 million in cash. During 2014, Genworth Canada repurchased 1.9 million shares for CAD$75 million through a NCIB authorized by its board for up to 4.7 million shares. We participated in the NCIB in order to maintain our overall ownership percentage at its then current level and received $38 million in cash.

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

As of December 31, 2016 and 2015, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. Our U.S. mortgage insurance business executed two excess of loss reinsurance transactions with a panel of reinsurers covering current and expected new insurance written for the 2016 and 2017 book years. The reinsurance transaction covering our 2016 book year and the three reinsurance transactions executed during 2015, covering our 2009 through 2015 book years, provided an aggregate of approximately $530 million of PMIERs capital credit as of December 31, 2016. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, including additional reinsurance transactions and contributions of holding company cash.

Capital resources and financing activities

On May 20, 2016, Genworth Canada, our majority-owned subsidiary, entered into a CAD$100 million senior unsecured revolving credit facility, which matures on May 20, 2019. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the credit agreement. Genworth Canada’s credit facility includes customary representations, warranties, covenants, terms and conditions. As of December 31, 2016, there was no amount outstanding under Genworth Canada’s credit facility.

In April 2016, Genworth Holdings terminated its $300 million multicurrency revolving credit facility, prior to its September 26, 2016 maturity date. There were no amounts outstanding under the credit facility at the time of termination.

In January 2016, Genworth Holdings redeemed $298 million of its 2016 Notes and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest. During the three months ended March 31, 2016, we also repurchased $28 million principal amount of Genworth Holdings’ notes with 2021 maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon. During the third quarter of 2015, Genworth Holdings repurchased $50 million aggregate principal amount of its senior notes for a pre-tax loss of $1 million and paid accrued and unpaid interest thereon.

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

During the three months ended March 31, 2016, in connection with a life block transaction, River Lake redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake II redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs. During 2015, River Lake repaid $30 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake II repaid $31 million of its total outstanding floating rate subordinated notes due in 2035.

For further information about our borrowings, refer to note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances and, if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We target liquidity at Genworth Holdings to maintain a minimum balance of one and one-half times expected annual debt interest payments plus an additional $350 million. As of December 31, 2016, Genworth Holdings was above this target due in part to intercompany tax payments of approximately $300 million received from its subsidiaries in 2016. We will continue to evaluate our target level of liquidity as circumstances warrant and may move above or below the target for a period of time given future actions and due to the timing of cash inflows and outflows. Additionally, we will continue to evaluate market influences on the valuation of our senior debt, and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. In the absence of the China Oceanwide transaction or in the event we are unable to refinance our debt maturities, we may be required to pursue asset sales, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business to service our holding company debt. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Part I—Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”

Contractual obligations and commercial commitments

We enter into obligations with third parties in the ordinary course of our operations. These obligations, as of December 31, 2016, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected in the following table. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2017	2018-2019	2020-2021	2022 and thereafter
Borrowings and interest (1)	$7,221	$267	$1,072	$2,060	$3,822
Operating lease obligations	52	15	21	7	9
Other purchase liabilities (2)	56	36	19	1	—
Securities lending and repurchase obligations (3)	609	609	—	—	—
Commercial mortgage loan commitments (4)	39	39	—	—	—
Limited partnership commitments (4)	201	72	75	51	3
Private placement commitments (4)	34	34	—	—	—
Insurance liabilities (5)	125,005	3,108	5,006	4,699	112,192
Tax matters agreement (6)	164	43	61	29	31
Unrecognized tax benefits (7)	34	2	—	—	32

Total contractual obligations	$133,415	$4,225	$6,254	$6,847	$116,089

(1)	Includes payments of principal and interest on our long-term borrowings and non-recourse funding obligations, as described in note 12 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” For our U.S. domiciled insurance companies, any payment of principal, including by redemption, or interest on our non-recourse funding obligations are subject to regulatory approval. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet as it excludes debt issuance costs and includes interest that is expected to be payable in future years. In addition, the total amount does not include borrowings related to securitization entities. See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for information related to the timing of payments and the maturity dates of these borrowings.
(2)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2017.
(4)	Includes amounts we are committed to fund for U.S. commercial mortgage loans, interests in limited partnerships and private placement investments.
(5)	Includes estimated claim and benefit, policy surrender and commission obligations offset by expected future deposits and premiums on in-force insurance policies and investment contracts. Also includes amounts established for recourse and indemnification related to our U.S. mortgage insurance contract underwriting business. Estimated claim and benefit obligations are based on mortality, morbidity, lapse and other assumptions. The obligations in this table have not been discounted at present value. In contrast to this table, our obligations reported in our consolidated balance sheet are recorded in accordance with U.S. GAAP where the liabilities are discounted consistent with the present value concept under accounting guidance related to accounting and reporting by insurance enterprises, as applicable. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.
(6)	Because their future cash outflows are uncertain, the following non-current liabilities are excluded from this table: deferred taxes (except the Tax Matters Agreement, which is included, as described in note 13 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data”), derivatives, unearned premiums and certain other items.
(7)	Includes the settlement of uncertain tax positions, with related interest, based on the estimated timing of the resolution of income tax examinations in multiple jurisdictions. See notes 2 and 13 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of uncertain tax positions.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2016 and 2015 were $129 million and $403 million, respectively, including $129 million and $267 million, respectively, of securitized assets required to be consolidated. Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in 2016, 2015 or 2014.

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

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our U.S. mortgage insurance business, the level of delinquencies, which increases the likelihood of losses, generally tends to decrease in mid-first quarter and continue through second quarter while increasing in the third and fourth quarters of the calendar year. Therefore, we typically experience lower levels of losses resulting from delinquencies in the first and second quarters, as compared with those in the third and fourth quarters. Currently, as the U.S. housing market continues to stabilize and recover, delinquency levels are trending downward and returning to more normal seasonal trends. As the U.S. economy continues recovering, we may see higher than usual delinquencies as the housing market returns to a more normal development pattern long-term. See “—U.S. Mortgage Insurance segment—Trends and conditions” for additional information related to our U.S. mortgage insurance business.

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

In 2016, U.S. Treasury yields remained at historically low levels but rose in the fourth quarter of 2016 by as much as 40 basis points in response to the U.S. Presidential election and was further supported by a 25 basis point hike in the Federal Reserve policy rate. Global yields followed the U.S. bond markets higher and equity markets rose, particularly in the U.S., founded on expectations of robust fiscal stimulus coupled with business oriented economic policy changes leading global economic growth higher. See “—Investments and Derivative Instruments” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income (loss). As of December 31, 2016, the U.S. dollar weakened against the currency in Canada but strengthened against the currency in Australia compared to the balance sheet rate as of December 31, 2015. For the year ended December 31, 2016, the U.S. dollar strengthened against the currencies in Canada and Australia compared to the average rate for the year ended December 31, 2015. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

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

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders). Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. As of December 31, 2016, of our $11.8 billion deferred annuity products, $0.8 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5%, with less than $2 million guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6.0%. Of our $7.0 billion of universal life insurance products as of December 31, 2016, $4.1 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.

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

The carrying value of our investment portfolio as of December 31, 2016 and 2015 was $71.6 billion and $69.1 billion, respectively, of which 85% and 84%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower- credit instruments to maintain comparable returns. For example, during the fourth quarter of 2016, we reinvested $3.1 billion at an average rate of 3.2% as compared to our annualized weighted-average investment yield of 4.6%. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. During periods of increasing interest rates, market values of lower-yielding assets will decline. In addition, our interest rate hedges will decline which will require us to post additional collateral with our derivative counterparties.

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

Assuming investment yields remain at the 2016 levels for an extended period of time and based on our existing policies and investment portfolio as of December 31, 2016, we estimate the impact from investing in that lower interest rate environment could reduce our investment income by approximately $15 million, $40 million and $70 million in 2017, 2018 and 2019, respectively, before considering the impact from taxes or DAC and other adjustments. The above impacts do not include or contemplate any potential changes in crediting rates to policyholders, evaluation of reserve adequacy or unlocking of DAC.

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

Foreign Currency Risk

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the United States in non-U.S.-denominated securities. As of December 31, 2016 and 2015, approximately 10% and 9%, respectively, of our invested assets were held by our international operations and we invest cash generated in those operations in securities denominated in the same local currencies. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations in our consolidated financial statements. We currently do not hedge the translation of operating results for our international operations. For the years ended December 31, 2016, 2015 and 2014, our international operations generated $376 million, $441 million and $364 million, respectively, of our income (loss) from continuing operations, excluding net investment gains (losses). Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non- U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States.

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

Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-income securities portfolio to decrease by approximately $4.3 billion based on our securities positions as of December 31, 2016, as compared to an estimated decrease of $4.0 billion under this model as of December 31, 2015. The results of this parallel shift in the yield curve would cause the fair value of our commercial mortgage loans to decrease by approximately $358 million based on our commercial mortgage loans as of December 31, 2016, as compared to an estimated decrease of $342 million as of December 31, 2015.

We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $689 million based on our derivatives portfolio as of December 31, 2016, as compared to an estimated decline of $709 million under this model as of December 31, 2015. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of $701 million and would require us to post cash margin related to our futures contracts of $82 million based on our derivatives portfolio as of December 31, 2016. Of the $689 million estimated decrease in fair value on our derivatives portfolio as of December 31, 2016, $82 million related to non-qualified derivatives used to mitigate interest rate risk associated with our GMWB embedded derivative liabilities as of December 31, 2016. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $103 million based on our GMWB embedded derivative liabilities as of December 31, 2016, as compared to an estimated decline of $105 million under this model as of December 31, 2015. As of December 31, 2016, we performed a similar sensitivity analysis and noted that a 100 basis point increase in interest rates resulted in an increase of $10 million on our fixed index annuity embedded derivatives, as compared to an estimated increase of $7 million under this model as of December 31, 2015, and a decrease of $2 million on our indexed universal life embedded derivatives, as compared to an estimated decrease of $1 million under this model as of December 31, 2015.

The impact on our insurance liabilities is not included in the sensitivities above.

The principal amount, weighted-average interest rate and fair value by maturity of our variable rate debt were as follows as of December 31, 2016:

(Amounts in millions)	Principal amount	Weighted-average interest rate	Fair value (2)
Maturity: (1)
Non-recourse funding obligations:
Rivermont Insurance Company I, 2050	$310	2.75%	$186

Total non-recourse funding obligations	310	2.75%	186
Floating rate junior notes, 2025 (3)	142	5.58%	142

Total floating rate debt	$452		$328

(1)	There are no maturities over the next five years.
(2)	The valuation methodology used is based on the then-current coupon, revalued based on the London Interbank Offered Rate set and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.
(3)	Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited, our indirect wholly-owned subsidiary, due in 2025 have an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%.

As of December 31, 2015, the weighted-average interest rate on our non-recourse funding obligations was 1.73% based on $1,935 million of principal. During the three months ended March 31, 2016, in connection with a life block transaction, River Lake redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake II redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035. The weighted-average interest rate on subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited was 7.17% based on $36 million of principal due in 2021 and 5.66% based on $146 million due in 2025 as of December 31, 2015. In June 2016, Genworth Financial Mortgage Insurance Pty Limited redeemed all of its outstanding AUD$50 million of subordinated floating rate notes due in 2021.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $18 million based on our equity positions as of December 31, 2016, as compared to an estimated decline of $4 million under this model for the year ended December 31, 2015.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $64 million based on our equity market derivatives as of December 31, 2016, as compared to an estimated increase of $50 million under this model as of December 31, 2015. The estimated increase in fair value primarily relates to non-qualified derivatives used to mitigate equity market risk associated with our GMWB and fixed index annuity embedded derivative liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an estimated increase in fair value of $56 million based on our GMWB embedded derivative liabilities as of December 31, 2016, as compared to an estimated increase of $64 million under this model as of December 31, 2015. As of December 31, 2016, we performed a similar sensitivity analysis on our fixed index annuity and indexed universal life embedded derivatives and noted that a 10% decline in equity market prices would result in an estimated decrease in fair value of $31 million and $1 million, respectively, as compared to an estimated decrease in fair value of $28 million and $1 million, respectively, as of December 31, 2015.

Foreign Currency Risk

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2016, and remeasured our pre-tax earnings assuming a 10% decrease in foreign currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would reduce our results, before taxes and noncontrolling interests, by approximately $48 million and $54 million under this model for the years ended December 31, 2016 and 2015, respectively.

We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in currency exchange rates resulted in a decrease in fair value of $39 million as of December 31, 2016, as compared to an estimated decrease of $5 million under this model for the year ended December 31, 2015. The change in fair value of derivatives may not result in a direct impact to our income as a result of certain derivatives that may be designated as qualifying hedge relationships.

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

Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Financial, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genworth Financial, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 27, 2017

GENWORTH FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	December 31,
	2016	2015
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$60,572	$58,197
Equity securities available-for-sale, at fair value	632	310
Commercial mortgage loans	6,111	6,170
Restricted commercial mortgage loans related to securitization entities	129	161
Policy loans	1,742	1,568
Other invested assets	2,071	2,309
Restricted other invested assets related to securitization entities, at fair value	312	413

Total investments	71,569	69,128
Cash and cash equivalents	2,784	5,965
Accrued investment income	659	653
Deferred acquisition costs	3,571	4,398
Intangible assets and goodwill	348	357
Reinsurance recoverable	17,755	17,245
Other assets	673	520
Deferred tax asset	—	155
Separate account assets	7,299	7,883
Assets held for sale	—	127

Total assets	$104,658	$106,431

Liabilities and equity
Liabilities:
Future policy benefits	$37,063	$36,475
Policyholder account balances	25,662	26,209
Liability for policy and contract claims	9,256	8,095
Unearned premiums	3,378	3,308
Other liabilities ($1 and $46 of other liabilities are related to securitization entities)	2,916	3,004
Borrowings related to securitization entities ($12 and $81 are carried at fair value)	74	179
Non-recourse funding obligations	310	1,920
Long-term borrowings	4,180	4,570
Deferred tax liability	53	24
Separate account liabilities	7,299	7,883
Liabilities held for sale	—	127

Total liabilities	90,191	91,794

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 587 million and 586 million shares issued as of December 31, 2016 and 2015, respectively; 498 million shares outstanding as of December 31, 2016 and 2015	1	1
Additional paid-in capital	11,962	11,949

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,253	1,236
Net unrealized gains (losses) on other-than-temporarily impaired securities	9	18

Net unrealized investment gains (losses)	1,262	1,254

Derivatives qualifying as hedges	2,085	2,045
Foreign currency translation and other adjustments	(253)	(289)

Total accumulated other comprehensive income (loss)	3,094	3,010
Retained earnings	287	564
Treasury stock, at cost (88 million shares as of December 31, 2016 and 2015)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,644	12,824
Noncontrolling interests	1,823	1,813

Total equity	14,467	14,637

Total liabilities and equity	$104,658	$106,431

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

	Years ended December 31,
	2016	2015	2014
Revenues:
Premiums	$4,160	$4,579	$4,700
Net investment income	3,159	3,138	3,142
Net investment gains (losses)	72	(75)	(22)
Policy fees and other income	978	906	909

Total revenues	8,369	8,548	8,729

Benefits and expenses:
Benefits and other changes in policy reserves	5,245	5,149	6,418
Interest credited	696	720	737
Acquisition and operating expenses, net of deferrals	1,273	1,309	1,138
Amortization of deferred acquisition costs and intangibles	498	966	453
Goodwill impairment	—	—	849
Interest expense	337	419	433

Total benefits and expenses	8,049	8,563	10,028

Income (loss) from continuing operations before income taxes	320	(15)	(1,299)
Provision (benefit) for income taxes	358	(9)	(94)

Loss from continuing operations	(38)	(6)	(1,205)
Income (loss) from discontinued operations, net of taxes	(29)	(407)	157

Net loss	(67)	(413)	(1,048)
Less: net income attributable to noncontrolling interests	210	202	196

Net loss available to Genworth Financial, Inc.’s common stockholders	$(277)	$(615)	$(1,244)

Loss from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.50)	$(0.42)	$(2.82)

Diluted	$(0.50)	$(0.42)	$(2.82)

Net loss available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.56)	$(1.24)	$(2.51)

Diluted	$(0.56)	$(1.24)	$(2.51)

Weighted-average common shares outstanding:
Basic	498.3	497.4	496.4

Diluted	498.3	497.4	496.4

Supplemental disclosures:
Total other-than-temporary impairments	$(40)	$(28)	$(9)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	1	—

Net other-than-temporary impairments	(40)	(27)	(9)
Other investment gains (losses)	112	(48)	(13)

Total net investment gains (losses)	$72	$(75)	$(22)

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	Years ended December 31,
	2016	2015	2014
Net loss	$(67)	$(413)	$(1,048)

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	6	(1,209)	1,573
Net unrealized gains (losses) on other-than-temporarily impaired securities	(9)	(4)	10
Derivatives qualifying as hedges	40	(25)	751
Foreign currency translation and other adjustments	54	(530)	(537)

Total other comprehensive income (loss)	91	(1,768)	1,797

Total comprehensive income (loss)	24	(2,181)	749
Less: comprehensive income (loss) attributable to noncontrolling interests	217	(106)	32

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(193)	$(2,075)	$717

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2013	$1	$12,127	$2,542	$2,423	$(2,700)	$14,393	$1,227	$15,620

Initial sale of subsidiary shares to noncontrolling interests	—	(145)	(57)	—	—	(202)	713	511
Repurchase of subsidiary shares	—	—	—	—	—	—	(28)	(28)
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,244)	—	(1,244)	196	(1,048)
Other comprehensive income (loss), net of taxes	—	—	1,961	—	—	1,961	(164)	1,797

Total comprehensive income (loss)						717	32	749
Dividends to noncontrolling interests	—	—	—	—	—	—	(75)	(75)
Stock-based compensation expense and exercises and other	—	15	—	—	—	15	5	20

Balances as of December 31, 2014	1	11,997	4,446	1,179	(2,700)	14,923	1,874	16,797

Additional sale of subsidiary shares to noncontrolling interests	—	(65)	24	—	—	(41)	267	226
Repurchase of subsidiary shares	—	—	—	—	—	—	(68)	(68)
Comprehensive income (loss):
Net income (loss)	—	—	—	(615)	—	(615)	202	(413)
Other comprehensive income (loss), net of taxes	—	—	(1,460)	—	—	(1,460)	(308)	(1,768)

Total comprehensive income (loss)						(2,075)	(106)	(2,181)
Dividends to noncontrolling interests	—	—	—	—	—	—	(157)	(157)
Stock-based compensation expense and exercises and other	—	17	—	—	—	17	3	20

Balances as of December 31, 2015	1	11,949	3,010	564	(2,700)	12,824	1,813	14,637

Return of capital to noncontrolling interests	—	—	—	—	—	—	(70)	(70)
Comprehensive income (loss):
Net income (loss)	—	—	—	(277)	—	(277)	210	(67)
Other comprehensive income (loss), net of taxes	—	—	84	—	—	84	7	91

Total comprehensive income (loss)						(193)	217	24
Dividends to noncontrolling interests	—	—	—	—	—	—	(138)	(138)
Stock-based compensation expense and exercises and other	—	13	—	—	—	13	1	14

Balances as of December 31, 2016	$1	$11,962	$3,094	$287	$(2,700)	$12,644	$1,823	$14,467

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(67)	$(413)	$(1,048)
Less (income) loss from discontinued operations, net of taxes	29	407	(157)
Adjustments to reconcile net loss to net cash from operating activities:
(Gain) loss on sale of businesses	(26)	141	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(138)	(106)	(111)
Net investment (gains) losses	(72)	75	22
Charges assessed to policyholders	(782)	(788)	(777)
Acquisition costs deferred	(150)	(293)	(383)
Amortization of deferred acquisition costs and intangibles	498	966	453
Goodwill impairment	—	—	849
Deferred income taxes	145	(196)	(341)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	709	(239)	206
Stock-based compensation expense	32	16	28
Change in certain assets and liabilities:
Accrued investment income and other assets	(358)	(106)	(163)
Insurance reserves	1,315	1,847	2,497
Current tax liabilities	32	(15)	(196)
Other liabilities, policy and contract claims and other policy-related balances	685	293	1,517
Cash from operating activities—held for sale	—	2	42

Net cash from operating activities	1,852	1,591	2,438

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,889	4,541	5,198
Commercial mortgage loans	700	882	765
Restricted commercial mortgage loans related to securitization entities	32	41	32
Proceeds from sales of investments:
Fixed maturity and equity securities	5,629	4,391	2,386
Purchases and originations of investments:
Fixed maturity and equity securities	(11,529)	(9,750)	(9,188)
Commercial mortgage loans	(649)	(956)	(967)
Other invested assets, net	(154)	175	(35)
Policy loans, net	(77)	25	12
Proceeds from sale of businesses, net of cash transferred	39	273	—
Cash from investing activities—held for sale	—	(26)	(39)

Net cash from investing activities	(2,120)	(404)	(1,836)

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,349	2,257	2,993
Withdrawals from universal life and investment contracts	(2,004)	(2,144)	(2,588)
Redemption and repurchase of non-recourse funding obligations	(1,620)	(61)	(42)
Proceeds from issuance of long-term debt	—	150	144
Repayment and repurchase of long-term debt	(362)	(120)	(621)
Repayment of borrowings related to securitization entities	(42)	(36)	(32)
Repurchase of subsidiary shares	—	(68)	(28)
Return of capital to noncontrolling interests	(70)	—	—
Dividends paid to noncontrolling interests	(138)	(157)	(75)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	226	517
Other, net	(44)	(98)	(30)
Cash from financing activities—held for sale	—	9	(33)

Net cash from financing activities	(2,931)	(42)	205

Effect of exchange rate changes on cash and cash equivalents (includes $—, $(35) and $(39) related to businesses held for sale	(10)	(70)	(103)

Net change in cash and cash equivalents	(3,209)	1,075	704
Cash and cash equivalents at beginning of period	5,993	4,918	4,214

Cash and cash equivalents at end of period	2,784	5,993	4,918
Less cash and cash equivalents held for sale at end of period	—	28	273

Cash and cash equivalents of continuing operations at end of period	$2,784	$5,965	$4,645

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(1) Nature of Business and Formation of Genworth

Genworth Holdings, Inc. (“Genworth Holdings”) (formerly known as Genworth Financial, Inc.) was incorporated in Delaware in 2003 in preparation for an initial public offering (“IPO”) of Genworth’s common stock, which was completed on May 28, 2004. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct, 100% owned subsidiary of a new public holding company that it had formed. The new public holding company was incorporated in Delaware on December 5, 2012, in connection with the reorganization, and was renamed Genworth Financial, Inc. (“Genworth Financial”) upon the completion of the reorganization.

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“the Parent”), a limited liability company incorporated in the People’s Republic of China, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Parent. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of the Parent. The Parent is a newly formed subsidiary of China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. The transaction is subject to approval by our stockholders as well as other closing conditions, including the receipt of required regulatory approvals in the U.S., China, and other international markets. Both parties are engaging with regulators regarding the applications and the pending transaction. Genworth and China Oceanwide continue to expect the transaction to close by mid-2017.

The accompanying financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting interest or power to direct activities of certain variable interest entities (“VIEs”), which we refer to as “Genworth,” the “Company,” “we,” “us” or “our” unless the context otherwise requires. All intercompany accounts and transactions have been eliminated in consolidation.

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

•

Runoff. The Runoff segment includes the results of non-strategic products which have not been actively sold but we continue to service our existing blocks of business. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

In addition to our five operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations. See note 24 for additional information related to discontinued operations.

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

Years Ended December 31, 2016, 2015 and 2014

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

We recognize other-than-temporary impairments on debt securities in an unrealized loss position when one of the following circumstances exists:

•	we do not expect full recovery of our amortized cost basis when due,

•	the present value of cash flows expected to be collected is less than our amortized cost basis,

•	we intend to sell a security or

•	it is more likely than not that we will be required to sell a security prior to recovery.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure other-than-temporary impairments based upon the difference between the amortized cost of a security and its fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as equity securities and actively traded mutual fund investments.

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

Years Ended December 31, 2016, 2015 and 2014

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

g) Repurchase Agreements

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities are subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the parties against credit exposure. Cash received is invested in fixed maturity securities. See note 12 for additional information related to our repurchase agreements.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us was recorded in cash and cash equivalents with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. We also receive non-cash collateral that is not recognized in our balance sheet unless we exercise our right to sell or re-pledge the underlying asset. As of December 31, 2016 and 2015, the fair value of non-cash collateral received was $24 million and $86 million, respectively, and the underlying assets were not sold or re-pledged. We have pledged $384 million and $263 million of fixed maturity securities as of December 31, 2016 and 2015, respectively. Additionally, as of December 31, 2016 we pledged $173 million of cash as collateral to derivative counterparties. As of December 31, 2015, we have not pledged any cash as collateral to derivative counterparties. Fixed maturity securities that we pledge as collateral remain on our balance sheet within fixed maturity securities available-for-sale. Any cash collateral pledged to a derivative counterparty is derecognized with a receivable recorded in other assets for the right to receive our cash collateral back from the counterparty.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

Management considers the liability for policy and contract claims provided to be its best estimate to cover the losses that have occurred. Management monitors actual experience, and where circumstances warrant, will revise its assumptions. The methods of determining such estimates and establishing the reserves are reviewed periodically and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses greater or less than the liability for policy and contract claims provided.

r) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

review our premium earnings recognition models with any adjustments to the estimates reflected in current period income. For the years ended December 31, 2016, 2015 and 2014, we reviewed our premium recognition factors for our mortgage insurance businesses. These reviews included the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. In 2016, we did not have any adjustments associated with this review. In 2015 and 2014, adjustments associated with this review resulted in an increase in earned premiums of $8 million and $6 million, respectively.

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

Years Ended December 31, 2016, 2015 and 2014

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

Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States and our former Bermuda and Guernsey subsidiaries, which have elected to be taxed as U.S. domestic companies, are included in the life/non-life consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement (the “life/non-life tax sharing agreement”) in place and all intercompany balances related to this agreement are settled at least annually.

Our former subsidiaries based in Bermuda and Guernsey were treated as U.S. insurance companies under provisions of the U.S. Internal Revenue Code, and were included in the life/non-life consolidated return, and have adopted the life-non/life tax sharing agreement. Jurisdictions outside the United States in which our various subsidiaries incur significant taxes include Australia and Canada.

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

Years Ended December 31, 2016, 2015 and 2014

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

x) Accounting Changes

Short-Duration Contracts

On December 31, 2016, we adopted new disclosure requirements for short-duration insurance contracts. The new guidance requires additional disclosures on short-duration policy and contract claims liabilities for incurred and paid claims development, unpaid claims and claims frequency. This new guidance did not have an impact on our consolidated financial statements but did impact our disclosures. See note 10 for more information related to our short-duration contracts.

Technical Corrections and Improvements

On December 31, 2016, we adopted new guidance related to technical corrections and improvements. The Financial Accounting Standards Board (“the FASB”) issued this new guidance to remove inconsistencies as well as make technical clarifications and minor improvements intended to make it easier to understand and implement certain accounting guidance. Impacts of the new guidance for us includes: promoting consistent use of the terms “participating insurance” and “reinsurance recoverable,” removing the term “debt” from the master glossary; adding a reference to use when accounting for internal-use software licensed from third parties; clarifying that loans issued under the Federal Housing Administration and the Veterans Administration do not have to be fully insured by those programs to recognize profit using the full-accrual method; clarifying the difference between a “valuation approach” and a “valuation technique” when applying fair value guidance and require disclosure when there has been a change in either a valuation approach, a valuation technique, or both; clarifying that for an amount of an obligation under an arrangement to be considered fixed at the reporting date, the amount that must be fixed is not the amount that is the organization’s portion of the obligation, but, rather, is the obligation in its entirety; and adding guidance on the accounting for the sale of servicing rights when the transferor retains loans. Most of the amendments are effective immediately or, in some cases for us, on January 1, 2017, using a prospective method. Accordingly, we did not have and do not expect any significant impact from this guidance on our consolidated financial statements.

Consolidation

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

Repurchase Financings

On January 1, 2015, we adopted new accounting guidance related to the accounting for repurchase-to-maturity transactions and repurchase financings. The new guidance changed the accounting for repurchase-to-maturity transactions and repurchase financing such that they were consistent with secured borrowing accounting. In addition, the guidance required new disclosures for all repurchase agreements and securities lending transactions which were effective beginning in the second quarter of 2015. We do not have repurchase-to-maturity transactions, but have repurchase agreements and securities lending transactions that are subject to additional disclosures. This new guidance did not have an impact on our consolidated financial statements but did impact our disclosures.

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

Years Ended December 31, 2016, 2015 and 2014

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

y) Accounting Pronouncements Not Yet Adopted

In November 2016, the FASB issued new accounting guidance related to the classification and presentation of changes in restricted cash. The new guidance requires that changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents be shown in the statement of cash flows and requires additional disclosures related to restricted cash and restricted cash equivalents. We do not expect any significant impacts from this new guidance on our consolidated financial statements or disclosures.

In August 2016, the FASB issued new guidance related to the statement of cash flows classification of certain cash payments and cash receipts. The guidance will reduce diversity in practice related to eight specific cash flow issues. The new guidance is effective for us on January 1, 2018, with early adoption permitted. We do not expect any significant impacts from this guidance on our consolidated financial statements.

In June 2016, the FASB issued new guidance related to accounting for credit losses on financial instruments. The guidance requires that entities recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value, which would primarily include our commercial mortgage loans and reinsurance receivables. The new guidance retains most of the existing impairment guidance for available-for-sale debt securities but amends the presentation of credit losses to be presented as an allowance as opposed to a write-down and permits the reversal of credit losses when reassessing changes in the credit losses each reporting period. The new guidance is effective for us on January 1, 2020, with early adoption permitted beginning January 1, 2019. Upon adoption, a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption will be recorded. We plan to start a process in 2017 to determine the impact from this guidance on our consolidated financial statements.

In March 2016, the FASB issued new accounting guidance related to the accounting for stock compensation. The guidance primarily simplifies the accounting for employee share-based payment transactions, including a new requirement to record all of the income tax effects at settlement or expiration through the income statement, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted the new guidance on January 1, 2017, recording a previously disallowed deferred tax asset of $9 million with a corresponding increase to retained earnings.

In March 2016, the FASB issued new accounting guidance related to transition to the equity method of accounting. The guidance eliminates the retrospective application of the equity method of accounting when obtaining significant influence over a previously held investment. The guidance requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The guidance is effective for us on January 1, 2017. We do not expect any significant impact from this guidance on our consolidated financial statements.

In March 2016, the FASB issued new accounting guidance related to the assessment of contingent put and call options in debt instruments. The guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The guidance is effective for us on January 1, 2017. This guidance is consistent with our previous accounting practices and, accordingly, we do not expect any impact on our consolidated financial statements.

In March 2016, the FASB issued new accounting guidance related to the effect of derivative contract novations on existing hedge accounting relationships. The guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance is effective for us on January 1, 2017. This guidance is consistent with our accounting for derivative contract novations and, accordingly, we do not expect any impact on our consolidated financial statements.

In February 2016, the FASB issued new accounting guidance related to the accounting for leases. The new guidance generally requires lessees to recognize both a right-to-use asset and a corresponding liability on the balance sheet. The guidance is effective for us on January 1, 2019, with early adoption permitted. While we are still evaluating the full impact, at this time we do not expect any significant impact from this guidance on our consolidated financial statements.

In January 2016, the FASB issued new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Changes to the current financial instruments accounting primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, will be measured at fair value with changes in fair value recognized in net income (loss). The new guidance also clarifies that the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with other deferred tax assets. This new guidance will be effective for us on January 1, 2018. We are still in process of evaluating the impact the guidance may have on our consolidated financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue from contracts with customers, effective for us on January 1, 2018. The key principle of the new guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. Insurance contracts are specifically excluded from this new guidance. The FASB has clarified the scope that all of our insurance contracts, including mortgage insurance, and investment contracts are excluded from the scope of this new guidance. As such, while we are still evaluating the full impact, at this time we do not expect any significant impacts from this new guidance on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the years ended December 31:

(Amounts in millions, except per share amounts)	2016	2015	2014
Weighted-average common shares used in basic earnings (loss) per common share calculations	498.3	497.4	496.4
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	—	—	—

Weighted-average common shares used in diluted earnings (loss) per common share calculations (1)	498.3	497.4	496.4

Loss from continuing operations:
Loss from continuing operations	$(38)	$(6)	$(1,205)
Less: income from continuing operations attributable to noncontrolling interests	210	202	196

Loss from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(248)	$(208)	$(1,401)

Basic per common share	$(0.50)	$(0.42)	$(2.82)

Diluted per common share	$(0.50)	$(0.42)	$(2.82)

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(29)	$(407)	$157
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$(29)	$(407)	$157

Basic per common share	$(0.06)	$(0.82)	$0.32

Diluted per common share	$(0.06)	$(0.82)	$0.32

Net loss:
Loss from continuing operations	$(38)	$(6)	$(1,205)
Income (loss) from discontinued operations, net of taxes	(29)	(407)	157

Net loss	(67)	(413)	(1,048)
Less: net income attributable to noncontrolling interests	210	202	196

Net loss available to Genworth Financial, Inc.’s common stockholders	$(277)	$(615)	$(1,244)

Basic per common share	$(0.56)	$(1.24)	$(2.51)

Diluted per common share	$(0.56)	$(1.24)	$(2.51)

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016, 2015 and 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the years ended December 31, 2016, 2015 and 2014, as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

rights (“SARs”) of 2.0 million, 1.6 million and 5.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016, 2015 and 2014, dilutive potential weighted-average common shares outstanding would have been 500.3 million, 499.0 million and 502.0 million, respectively.

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Fixed maturity securities—taxable	$2,565	$2,558	$2,598
Fixed maturity securities—non-taxable	12	12	12
Commercial mortgage loans	318	337	333
Restricted commercial mortgage loans related to securitization entities (1)	10	14	14
Equity securities	28	15	14
Other invested assets (2)	141	135	105
Restricted other invested assets related to securitization entities (1)	3	5	5
Policy loans	146	137	129
Cash, cash equivalents and short-term investments	20	13	24

Gross investment income before expenses and fees	3,243	3,226	3,234
Expenses and fees	(84)	(88)	(92)

Net investment income	$3,159	$3,138	$3,142

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	Included in other invested assets was $11 million, $9 million and $8 million of net investment income related to trading securities for the years ended December 31, 2016, 2015 and 2014, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Available-for-sale securities:
Realized gains	$249	$102	$72
Realized losses	(121)	(82)	(46)

Net realized gains (losses) on available-for-sale securities	128	20	26

Impairments:
Total other-than-temporary impairments	(40)	(28)	(9)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	1	—

Net other-than-temporary impairments	(40)	(27)	(9)

Trading securities	10	(7)	39
Commercial mortgage loans	1	7	11
Net gains (losses) related to securitization entities (1)	(50)	5	16
Derivative instruments (2)	20	(76)	(103)
Contingent consideration adjustment	(2)	2	(2)
Other	5	1	—

Net investment gains (losses)	$72	$(75)	$(22)

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the years ended December 31, 2016, 2015 and 2014 was $1,881 million, $1,827 million and $857 million, respectively, which was approximately 95%, 96% and 95%, respectively, of book value.

The following represents the activity for credit losses recognized in net loss on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Beginning balance	$64	$83	$101
Additions:
Other-than-temporary impairments not previously recognized	1	—	1
Increases related to other-than-temporary impairments previously recognized	—	—	1
Reductions:
Securities sold, paid down or disposed	(23)	(19)	(20)

Ending balance	$42	$64	$83

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2016	2015	2014
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$3,656	$3,140	$5,560
Equity securities	12	(10)	32
Other invested assets	—	—	(2)

Subtotal (1)	3,668	3,130	5,590
Adjustments to DAC, PVFP, sales inducements and benefit reserves	(1,611)	(1,070)	(1,656)
Income taxes, net	(711)	(711)	(1,372)

Net unrealized investment gains (losses)	1,346	1,349	2,562
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	84	95	109

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,262	$1,254	$2,453

(1)	Excludes foreign exchange.

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Beginning balance	$1,254	$2,453	$926
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	626	(2,467)	3,244
Adjustment to DAC	(499)	177	(172)
Adjustment to PVFP	(5)	89	(66)
Adjustment to sales inducements	(16)	30	(15)
Adjustment to benefit reserves	(21)	290	(534)
Provision for income taxes	(31)	663	(862)

Change in unrealized gains (losses) on investment securities	54	(1,218)	1,595
Reclassification adjustments to net investment (gains) losses, net of taxes of $31, $(2) and $7	(57)	5	(12)

Change in net unrealized investment gains (losses)	(3)	(1,213)	1,583
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(11)	(14)	56

Ending balance	$1,262	$1,254	$2,453

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(d) Fixed Maturity and Equity Securities

As of December 31, 2016, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,439	$647	$—	$(50)	$—	$6,036
State and political subdivisions	2,515	182	—	(50)	—	2,647
Non-U.S. government	2,024	101	—	(18)	—	2,107
U.S. corporate:
Utilities	4,137	454	—	(41)	—	4,550
Energy	2,167	157	—	(24)	—	2,300
Finance and insurance	5,719	424	—	(46)	—	6,097
Consumer—non-cyclical	4,335	433	—	(34)	—	4,734
Technology and communications	2,473	157	—	(32)	—	2,598
Industrial	1,161	76	—	(14)	—	1,223
Capital goods	2,043	228	—	(13)	—	2,258
Consumer—cyclical	1,455	92	—	(17)	—	1,530
Transportation	1,121	86	—	(17)	—	1,190
Other	332	17	—	(1)	—	348

Total U.S. corporate	24,943	2,124	—	(239)	—	26,828

Non-U.S. corporate:
Utilities	940	40	—	(11)	—	969
Energy	1,234	109	—	(12)	—	1,331
Finance and insurance	2,413	134	—	(9)	—	2,538
Consumer—non-cyclical	711	17	—	(14)	—	714
Technology and communications	953	44	—	(10)	—	987
Industrial	928	39	—	(9)	—	958
Capital goods	518	21	—	(4)	—	535
Consumer—cyclical	434	10	—	(2)	—	442
Transportation	619	65	—	(7)	—	677
Other	2,967	190	—	(13)	—	3,144

Total non-U.S. corporate	11,717	669	—	(91)	—	12,295

Residential mortgage-backed	4,122	259	10	(12)	—	4,379
Commercial mortgage-backed	3,084	98	3	(56)	—	3,129
Other asset-backed	3,170	15	1	(35)	—	3,151

Total fixed maturity securities	57,014	4,095	14	(551)	—	60,572
Equity securities	628	31	—	(27)	—	632

Total available-for-sale securities	$57,642	$4,126	$14	$(578)	$—	$61,204

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2016:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,074	$(50)	37	$—	$—	—	$1,074	$(50)	37
State and political subdivisions	644	(32)	109	142	(18)	12	786	(50)	121
Non-U.S. government	497	(18)	51	—	—	—	497	(18)	51
U.S. corporate	5,221	(190)	711	662	(49)	94	5,883	(239)	805
Non-U.S. corporate	2,257	(66)	330	408	(25)	57	2,665	(91)	387
Residential mortgage-backed	725	(11)	100	58	(1)	35	783	(12)	135
Commercial mortgage-backed	1,091	(55)	168	25	(1)	9	1,116	(56)	177
Other asset-backed	1,069	(13)	184	328	(22)	68	1,397	(35)	252

Subtotal, fixed maturity securities	12,578	(435)	1,690	1,623	(116)	275	14,201	(551)	1,965
Equity securities	119	(9)	182	114	(18)	47	233	(27)	229

Total for securities in an unrealized loss position	$12,697	$(444)	1,872	$1,737	$(134)	322	$14,434	$(578)	2,194

% Below cost—fixed maturity securities:
<20% Below cost	$12,578	$(435)	1,690	$1,543	$(90)	267	$14,121	$(525)	1,957
20%-50% Below cost	—	—	—	80	(26)	8	80	(26)	8
>50% Below cost	—	—	—	—	—	—	—	—	—

Total fixed maturity securities	12,578	(435)	1,690	1,623	(116)	275	14,201	(551)	1,965

% Below cost—equity securities:
<20% Below cost	118	(8)	167	101	(14)	38	219	(22)	205
20%-50% Below cost	1	(1)	15	13	(4)	9	14	(5)	24

Total equity securities	119	(9)	182	114	(18)	47	233	(27)	229

Total for securities in an unrealized loss position	$12,697	$(444)	1,872	$1,737	$(134)	322	$14,434	$(578)	2,194

Investment grade	$12,339	$(432)	1,657	$1,354	$(108)	250	$13,693	$(540)	1,907
Below investment grade	358	(12)	215	383	(26)	72	741	(38)	287

Total for securities in an unrealized loss position	$12,697	$(444)	1,872	$1,737	$(134)	322	$14,434	$(578)	2,194

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2016:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$855	$(39)	130	$21	$(2)	5	$876	$(41)	135
Energy	190	(5)	30	276	(19)	38	466	(24)	68
Finance and insurance	1,438	(38)	177	113	(8)	15	1,551	(46)	192
Consumer—non-cyclical	921	(34)	117	—	—	—	921	(34)	117
Technology and communications	507	(22)	70	126	(10)	17	633	(32)	87
Industrial	226	(7)	38	77	(7)	10	303	(14)	48
Capital goods	322	(12)	50	6	(1)	1	328	(13)	51
Consumer—cyclical	431	(16)	56	26	(1)	6	457	(17)	62
Transportation	302	(16)	41	17	(1)	2	319	(17)	43
Other	29	(1)	2	—	—	—	29	(1)	2

Subtotal, U.S. corporate securities	5,221	(190)	711	662	(49)	94	5,883	(239)	805

Non-U.S. corporate:
Utilities	240	(10)	32	14	(1)	1	254	(11)	33
Energy	105	(3)	18	91	(9)	16	196	(12)	34
Finance and insurance	474	(8)	79	71	(1)	16	545	(9)	95
Consumer—non-cyclical	308	(14)	30	—	—	—	308	(14)	30
Technology and communications	232	(9)	34	28	(1)	2	260	(10)	36
Industrial	165	(5)	21	91	(4)	10	256	(9)	31
Capital goods	104	(2)	14	28	(2)	2	132	(4)	16
Consumer—cyclical	90	(2)	17	—	—	—	90	(2)	17
Transportation	106	(5)	16	25	(2)	2	131	(7)	18
Other	433	(8)	69	60	(5)	8	493	(13)	77

Subtotal, non-U.S. corporate securities	2,257	(66)	330	408	(25)	57	2,665	(91)	387

Total for corporate securities in an unrealized loss position	$7,478	$(256)	1,041	$1,070	$(74)	151	$8,548	$(330)	1,192

As indicated in the tables above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to the increase in interest rates, mostly concentrated in our corporate securities. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 3% as of December 31, 2016.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $90 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB” and approximately

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

71% of the unrealized losses were related to investment grade securities as of December 31, 2016. These unrealized losses were predominantly attributable to corporate securities including variable rate securities purchased in a higher rate and lower spread environment. The average fair value percentage below cost for these securities was approximately 6% as of December 31, 2016. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of December 31, 2016:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
State and political subdivisions	$9	$(3)	1%	1	$—	$—	—%	—
U.S. corporate:
Energy	13	(4)	1	1	—	—	—	—
Finance and insurance	12	(3)	1	1	—	—	—	—

Total U.S. corporate	25	(7)	2	2	—	—	—	—

Non-U.S. corporate:
Energy	2	(1)	—	1	—	—	—	—

Total non-U.S. corporate	2	(1)	—	1	—	—	—	—

Structured securities:
Other asset-backed	44	(15)	3	4	—	—	—	—

Total structured securities	44	(15)	3	4	—	—	—	—

Total	$80	$(26)	6%	8	$—	$—	—%	—

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

U.S. corporate

As indicated above, $7 million of gross unrealized losses were related to U.S. corporate fixed maturity securities that have been in an unrealized loss position for more than 12 months and were more than 20% below cost. Of the total unrealized losses for U.S. corporate fixed maturity securities, $4 million, or 57%, related to the energy sector and $3 million, or 43%, related to the finance and insurance sector. Ongoing low oil prices have impacted the fair value of these securities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Structured Securities

Of the $15 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, none related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of December 31, 2016.

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

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The scheduled maturity distribution of fixed maturity securities as of December 31, 2016 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,701	$1,721
Due after one year through five years	10,500	10,938
Due after five years through ten years	12,306	12,647
Due after ten years	22,131	24,607

Subtotal	46,638	49,913
Residential mortgage-backed	4,122	4,379
Commercial mortgage-backed	3,084	3,129
Other asset-backed	3,170	3,151

Total	$57,014	$60,572

As of December 31, 2016, $10,105 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of December 31, 2016, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 22%, 14% and 14%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of December 31, 2016, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2016 and 2015, $42 million and $44 million, respectively, of securities were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of principal payments, amortization and allowance for loan losses.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2016		2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,178	36%	$2,116	34%
Industrial	1,533	25	1,562	25
Office	1,430	23	1,516	24
Apartments	455	7	465	8
Mixed use	245	4	234	4
Other	284	5	294	5

Subtotal	6,125	100%	6,187	100%

Unamortized balance of loan origination fees and costs	(2)		(2)
Allowance for losses	(12)		(15)

Total	$6,111		$6,170

	2016		2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
Pacific	$1,567	27%	$1,581	26%
South Atlantic	1,546	25	1,574	25
Middle Atlantic	915	15	890	14
Mountain	554	9	585	10
West North Central	435	7	416	7
East North Central	388	6	386	6
West South Central	311	5	294	5
New England	206	3	268	4
East South Central	203	3	193	3

Subtotal	6,125	100%	6,187	100%

Unamortized balance of loan origination fees and costs	(2)		(2)
Allowance for losses	(12)		(15)

Total	$6,111		$6,170

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following tables set forth the aging of past due commercial mortgage loans by property type as of December 31:

	2016
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,178	$2,178
Industrial	1	—	12	13	1,520	1,533
Office	—	—	—	—	1,430	1,430
Apartments	—	—	—	—	455	455
Mixed use	—	—	—	—	245	245
Other	—	—	—	—	284	284

Total recorded investment	$1	$—	$12	$13	$6,112	$6,125

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	2015
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,116	$2,116
Industrial	—	—	—	—	1,562	1,562
Office	6	—	5	11	1,505	1,516
Apartments	—	—	—	—	465	465
Mixed use	—	—	—	—	234	234
Other	—	—	—	—	294	294

Total recorded investment	$6	$—	$5	$11	$6,176	$6,187

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of December 31, 2016 and 2015, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of December 31, 2016 and 2015.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of December 31, 2016 and 2015, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of these loans was expected to be recoverable.

During the years ended December 31, 2016 and 2015, we modified or extended 16 and 21 commercial mortgage loans, respectively, with a total carrying value of $85 million and $110 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower, but during the year ended December 31, 2016, one loan with a carrying value of $1 million at the time of modification was considered a troubled debt restructuring. This loan was sold in the fourth quarter of 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Allowance for credit losses:
Beginning balance	$15	$22	$33
Charge-offs	(6)	(4)	(1)
Recoveries	—	—	—
Provision	3	(3)	(10)

Ending balance	$12	$15	$22

Ending allowance for individually impaired loans	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$12	$15	$22

Recorded investment:
Ending balance	$6,125	$6,187	$6,123

Ending balance of individually impaired loans	$12	$19	$15

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,113	$6,168	$6,108

As of December 31, 2015, we had an individually impaired commercial mortgage loan included within the industrial property type with a recorded investment of $14 million, an unpaid principal balance of $15 million and charge-offs of $1 million, which were recorded in the first quarter of 2014. As of December 31, 2015, this loan had interest income of $1 million. In the second quarter of 2016, we recorded additional charge-offs of $2 million related to this loan. As of December 31, 2016, the individually impaired loan within the industrial property type had a recorded investment of $12 million, an unpaid principal balance of $15 million and total charge-offs of $3 million.

As of December 31, 2015, we had an individually impaired commercial mortgage loan included within the office property type with a recorded investment of $5 million, an unpaid principal balance of $6 million and charge-offs of $1 million, which were recorded in the third quarter of 2015.

In evaluating the credit quality of commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. Certain risks associated with commercial mortgage loans can be evaluated by reviewing both the loan-to-value and debt service coverage ratio to understand both the probability of the borrower not being able to make the necessary loan payments as well as the ability to sell the underlying property for an amount that would enable us to recover our unpaid principal balance in the event of default by the borrower. The average loan-to-value ratio is based on our most recent estimate of the fair value for the underlying property which is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A lower loan-to-value indicates that our loan value is more likely to be recovered in the event of default by the borrower if the property was sold. The debt service coverage ratio is based on “normalized” annual income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

the loan. A higher debt service coverage ratio indicates the borrower is less likely to default on the loan. The debt service coverage ratio should not be used without considering other factors associated with the borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments.

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of December 31:

	2016
(Amounts in millions)	0%-50%	51%-60%	61%-75%	76%-100%	Greater than 100% (1)	Total
Property type:
Retail	$743	$511	$913	$11	$—	$2,178
Industrial	605	430	484	14	—	1,533
Office	431	310	656	26	7	1,430
Apartments	188	89	173	5	—	455
Mixed use	67	87	91	—	—	245
Other	60	30	194	—	—	284

Total recorded investment	$2,094	$1,457	$2,511	$56	$7	$6,125

% of total	34%	24%	41%	1%	—%	100%

Weighted-average debt service coverage ratio	2.20	1.88	1.61	0.80	(0.07)	1.87

(1)	Included a loan with a recorded investment of $7 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 105%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

	2015
(Amounts in millions)	0%-50%	51%-60%	61%-75%	76%-100%	Greater than 100% (1)	Total
Property type:
Retail	$785	$417	$800	$103	$11	$2,116
Industrial	515	478	499	65	5	1,562
Office	493	341	580	83	19	1,516
Apartments	196	66	182	21	—	465
Mixed use	56	48	124	3	3	234
Other	54	55	185	—	—	294

Total recorded investment	$2,099	$1,405	$2,370	$275	$38	$6,187

% of total	34%	23%	38%	4%	1%	100%

Weighted-average debt service coverage ratio	2.13	1.82	1.57	1.12	0.55	1.79

(1)	Included $38 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 123%.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2016
(Amounts in millions)	Less than 1.00	1.00-1.25	1.26-1.50	1.51-2.00	Greater than 2.00	Total
Property type:
Retail	$67	$204	$425	$899	$583	$2,178
Industrial	71	113	236	599	514	1,533
Office	91	117	172	609	441	1,430
Apartments	19	22	44	217	153	455
Mixed use	2	9	19	128	87	245
Other	1	148	60	55	20	284

Total recorded investment	$251	$613	$956	$2,507	$1,798	$6,125

% of total	4%	10%	16%	41%	29%	100%

Weighted-average loan-to-value	61%	60%	59%	58%	45%	55%

	2015
(Amounts in millions)	Less than 1.00	1.00-1.25	1.26-1.50	1.51-2.00	Greater than 2.00	Total
Property type:
Retail	$67	$221	$433	$882	$513	$2,116
Industrial	94	181	208	672	407	1,562
Office	85	114	265	699	346	1,509
Apartments	6	41	74	199	145	465
Mixed use	3	11	28	135	57	234
Other	—	58	146	60	30	294

Total recorded investment	$255	$626	$1,154	$2,647	$1,498	$6,180

% of total	4%	10%	19%	43%	24%	100%

Weighted-average loan-to-value	74%	64%	58%	58%	43%	56%

As of December 31, 2016, we did not have any floating rate commercial mortgage loans. As of December 31, 2015, we had floating rate commercial mortgage loans of $7 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The trading securities comprise asset-backed securities, including residual interest in certain policy loan securitization entities and highly rated bonds that are primarily backed by credit card receivables. See note 17 for additional information related to consolidated securitization entities.

(h) Limited Partnerships or Similar Entities

Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of December 31, 2016 and 2015, the total carrying value of these investments was $178 million and $165 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		2016	2015		2016	2015
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$237	$629	Other liabilities	$203	$37
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	—	33
Foreign currency swaps	Other invested assets	4	8	Other liabilities	—	—

Total cash flow hedges		241	637		203	70

Total derivatives designated as hedges		241	637		203	70

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	359	425	Other liabilities	146	183
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	—	30
Foreign currency swaps	Other invested assets	—	—	Other liabilities	5	27
Credit default swaps	Other invested assets	—	1	Other liabilities	—	—
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	1	14
Equity index options	Other invested assets	72	30	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	1	2	Other liabilities	1	1
Other foreign currency contracts	Other invested assets	35	17	Other liabilities	27	34
GMWB embedded derivatives	Reinsurance recoverable (2)	16	17	Policyholder account balances (3)	303	352
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (4)	344	342
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (5)	11	10

Total derivatives not designated as hedges		483	492		838	993

Total derivatives		$724	$1,129		$1,041	$1,063

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(4)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(5)	Represents the embedded derivatives associated with our indexed universal life liabilities.

The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

(Notional in millions)	Measurement	December 31, 2015	Additions	Maturities/ terminations	December 31, 2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,214	$9,991	$(9,635)	$11,570
Inflation indexed swaps	Notional	571	1	(572)	—
Foreign currency swaps	Notional	35	—	(13)	22

Total cash flow hedges		11,820	9,992	(10,220)	11,592

Total derivatives designated as hedges		11,820	9,992	(10,220)	11,592

Derivatives not designated as hedges
Interest rate swaps	Notional	4,932	—	(253)	4,679
Interest rate swaps related to securitization entities (1)	Notional	67	—	(67)	—
Foreign currency swaps	Notional	162	146	(107)	201
Credit default swaps	Notional	144	—	(105)	39
Credit default swaps related to securitization entities (1)	Notional	312	—	—	312
Equity index options	Notional	1,080	3,272	(1,956)	2,396
Financial futures	Notional	1,331	6,891	(6,824)	1,398
Equity return swaps	Notional	134	364	(333)	165
Other foreign currency contracts	Notional	1,656	3,478	(2,004)	3,130

Total derivatives not designated as hedges		9,818	14,151	(11,649)	12,320

Total derivatives		$21,638	$24,143	$(21,869)	$23,912

(1)	See note 17 for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2015	Additions	Maturities/ terminations	December 31, 2016
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	36,146	—	(2,908)	33,238
Fixed index annuity embedded derivatives	Policies	17,482	666	(599)	17,549
Indexed universal life embedded derivatives	Policies	982	167	(75)	1,074

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net loss from OCI	Classification of gain (loss) reclassified into net loss	Gain (loss) recognized in net loss (1)	Classification of gain (loss) recognized in net loss
Interest rate swaps hedging assets	$198	$112	Net investment income	$3	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(5)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(5)	2	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	—	7	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(4)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	—	Net investment gains (losses)	5	Net investment gains (losses)

Total	$184	$123		$8

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net loss from OCI	Classification of gain (loss) reclassified into net loss	Gain (loss) recognized in net loss (1)	Classification of gain (loss) recognized in net loss
Interest rate swaps hedging assets	$78	$85	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(10)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	9	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	—	1	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	—	32	Net investment gains (losses)	—	Net investment gains (losses)

Total	$79	$118		$—

(1)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net loss from OCI	Classification of gain (loss) reclassified into net loss	Gain (loss) recognized in net loss (1)	Classification of gain (loss) recognized in net loss
Interest rate swaps hedging assets	$1,229	$63	Net investment income	$15	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(69)	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	17	(9)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	4	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	34	—	Net investment income	—	Net investment gains (losses)

Total	$1,215	$57		$15

(1)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Derivatives qualifying as effective accounting hedges as of January 1	$2,045	$2,070	$1,319
Current period increases (decreases) in fair value, net of deferred taxes of $(64), $(29) and $(427)	120	50	788
Reclassification to net loss, net of deferred taxes of $43, $43 and $20	(80)	(75)	(37)

Derivatives qualifying as effective accounting hedges as of December 31	$2,085	$2,045	$2,070

The total of derivatives designated as cash flow hedges of $2,085 million, net of taxes, recorded in stockholders’ equity as of December 31, 2016 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $85 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the year ended December 31, 2016, we reclassified $10 million to net loss in connection with forecasted transactions that were no longer considered probable of occurring. There were immaterial amounts reclassified to net loss during the years ended December 31, 2015 and 2014 in connection with forecasted transactions that were no longer considered probable of occurring.

Fair Value Hedges

Certain derivative instruments are designated as fair value hedges. The changes in fair value of these instruments are recorded in net income (loss). In addition, changes in the fair value attributable to the hedged portion of the underlying instrument are reported in net loss. We designate and account for the following as fair value hedges when they have met the effectiveness requirements: (i) interest rate swaps to convert fixed rate liabilities into floating rate liabilities; (ii) cross currency swaps to convert non-U.S. dollar fixed rate liabilities to floating rate U.S. dollar liabilities; and (iii) other instruments to hedge various fair value exposures of investments.

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the years ended December 31, 2016, 2015 and 2014.

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

Years Ended December 31, 2016, 2015 and 2014

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

The following table provides the pre-tax gain (loss) recognized in net loss for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2016	2015	2014	Classification of gain (loss) recognized in net loss
Interest rate swaps	$12	$(11)	$1	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	(10)	(4)	(9)	Net investment gains (losses)
Foreign currency swaps	4	(22)	(7)	Net investment gains (losses)
Credit default swaps	1	1	1	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	18	7	19	Net investment gains (losses)
Equity index options	10	(25)	(31)	Net investment gains (losses)
Financial futures	(111)	(34)	90	Net investment gains (losses)
Equity return swaps	(1)	(3)	5	Net investment gains (losses)
Forward bond purchase commitments	—	2	—	Net investment gains (losses)
Other foreign currency contracts	24	10	(4)	Net investment gains (losses)
GMWB embedded derivatives	76	(25)	(147)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(22)	(7)	(27)	Net investment gains (losses)
Indexed universal life embedded derivatives	10	6	(1)	Net investment gains (losses)

Total derivatives not designated as hedges	$11	$(105)	$(110)

(1)	See note 17 for additional information related to consolidated securitization entities.

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

Years Ended December 31, 2016, 2015 and 2014

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2016			2015
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$724	$387	$337	$1,135	$320	$815
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	724	387	337	1,135	320	815
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(172)	(172)	—	(231)	(231)	—
Collateral received	(467)	—	(467)	(642)	—	(642)
Collateral pledged	—	(557)	557	—	(263)	263
Over collateralization	1	344	(343)	3	174	(171)

Net amount	$86	$2	$84	$265	$—	$265

(1)	Included $16 million and $24 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of December 31, 2016 and 2015, respectively.
(2)	Included $5 million and $6 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of December 31, 2016 and 2015, respectively.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of December 31, 2016 and 2015, we could have been allowed to claim $86 million and $265 million, respectively, or have been required to disburse up to $2 million as of December 31, 2016. There were no amounts that we would have been required to disburse as a result of our credit rating downgrades as of December 31, 2015. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of December 31:

	2016			2015
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	—	—	39	—	—

Total credit default swaps on single name reference entities	$39	$—	$—	$39	$—	$—

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of December 31:

	2016			2015
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures in less than one year (1)	$—	$—	$—	$100	$1	$—

Total credit default swap index tranches	—	—	—	100	1	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (2)	12	—	—	12	—	2
Portion backing our interest maturing 2017 (3)	300	—	1	300	—	12

Total customized credit default swap index tranches related to securitization entities	312	—	1	312	—	14

Total credit default swaps on index tranches	$312	$—	$1	$412	$1	$14

(1)	The attachment/detachment as of December 31, 2015 was 7% – 15%.
(2)	Original notional value was $39 million.
(3)	Original notional value was $300 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(6) Deferred Acquisition Costs

The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Unamortized balance as of January 1	$4,569	$5,200	$5,214
Impact of foreign currency translation	3	(23)	(15)
Costs deferred	150	295	385
Amortization, net of interest accretion	(481)	(448)	(384)
Impairment	—	(455)	—

Unamortized balance as of December 31	4,241	4,569	5,200
Accumulated effect of net unrealized investment (gains) losses	(670)	(171)	(348)

Balance as of December 31	$3,571	$4,398	$4,852

In the fourth quarter of 2016, as part of our annual review of assumptions, we had an increase in DAC amortization in our universal and term universal life insurance products by $144 million reflecting updated assumptions primarily for mortality experience in older age populations, partially offset by updated assumptions related to future policy charges. In the fourth quarter of 2015, as part of our annual review of assumptions, we increased DAC amortization by $109 million in our universal life insurance products, reflecting updated assumptions for persistency, long-term interest rates, mortality and other refinements as well as corrections related to reinsurance inputs.

We regularly review DAC to determine if it is recoverable from future income. In the second quarter of 2016, we performed our loss recognition testing and determined that we had a premium deficiency in our fixed immediate annuity products. The results of the test were primarily driven by the low interest rate environment in the second quarter of 2016. As a result, as of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization and increased our future policy benefit reserves by $18 million. As of December 31, 2016, we believe all of our other businesses had sufficient future income and therefore the related DAC was recoverable.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(7) Intangible Assets and Goodwill

The following table presents our intangible assets as of December 31:

	2016		2015
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,079	$(1,924)	$2,084	$(1,941)
Capitalized software	447	(352)	445	(351)
Deferred sales inducements to contractholders	275	(199)	268	(178)
Other	61	(53)	66	(50)

Total	$2,862	$(2,528)	$2,863	$(2,520)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2016, 2015 and 2014 was $17 million, $64 million and $70 million, respectively. Amortization expense related to deferred sales inducements of $21 million, $25 million and $30 million, respectively, for the years ended December 31, 2016, 2015 and 2014 was included in benefits and other changes in policy reserves.

Present Value of Future Profits

The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Unamortized balance as of January 1	$205	$229	$246
Interest accreted at 5.15%, 6.45% and 5.89%	11	14	14
Amortization	6	(38)	(31)

Unamortized balance as of December 31	222	205	229
Accumulated effect of net unrealized investment (gains) losses	(67)	(62)	(151)

Balance as of December 31	$155	$143	$78

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC.

As of December 31, 2016 and 2015, we believe all of our businesses have sufficient future income and therefore the related PVFP is recoverable. During the fourth quarter of 2014, the loss recognition testing for our acquired block of long-term care insurance business resulted in a premium deficiency. As a result, we wrote off the entire PVFP balance for our long-term care insurance business of $6 million through amortization with a corresponding change to net unrealized investment gains (losses). The results of the test were driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The percentage of the December 31, 2016 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2017	14.9%
2018	9.6%
2019	8.6%
2020	7.7%
2021	7.3%

Amortization expense for PVFP in future periods will be affected by acquisitions, dispositions, net investment gains (losses) or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

Goodwill

As of December 31, 2016 and 2015, our goodwill balance was $14 million in each period. Of those amounts, as of December 31, 2016 and 2015, our Canada Mortgage Insurance segment has goodwill of $8 million in each period and our Australia Mortgage Insurance segment has goodwill of $6 million in each period.

No goodwill impairment charges were recorded in 2016 or 2015. During 2014, we wrote off the entire goodwill balance of our U.S. Life Insurance segment and recorded goodwill impairments of $849 million, including $354 million for our long-term care insurance reporting unit and $495 million for our life insurance reporting unit. As a result of market conditions, decreases in sales projections from negative rating actions and overall uncertainty created as a result of the long-term care insurance reserve increases, we recorded goodwill impairments in our long-term care and life insurance businesses. The uncertainty associated with the level and value of new business that a market participant would place on our long-term care and life insurance businesses resulted in concluding the goodwill balances were no longer recoverable.

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

As of December 31, 2016, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.

We have several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC in-force blocks of structured settlements issued prior to 2004, substantially all

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

of our in-force blocks of variable annuities issued prior to 2004 and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company USA. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2016 and 2015, we had a reinsurance recoverable of $14,437 million and $14,363 million, respectively, associated with those Reinsurance Transactions.

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

Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We had pledged fixed maturity securities and commercial mortgage loans of $9,680 million and $523 million, respectively, as of December 31, 2016 and $8,324 million and $347 million, respectively, as of December 31, 2015 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2016	2015	2014
Direct life insurance in-force	$658,931	$686,446	$701,797
Amounts assumed from other companies	861	899	935
Amounts ceded to other companies (1)	(491,466)	(411,340)	(393,244)

Net life insurance in-force	$168,326	$276,005	$309,488

Percentage of amount assumed to net	—%	—%	—%

(1)	Includes amounts accounted for under the deposit method.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2016	2015	2014	2016	2015	2014
Direct:
Life insurance	$977	$1,030	$1,131	$978	$1,030	$1,131
Accident and health insurance	2,786	2,764	2,706	2,816	2,778	2,697
Mortgage insurance	1,641	1,754	1,814	1,561	1,514	1,588

Total direct	5,404	5,548	5,651	5,355	5,322	5,416

Assumed:
Life insurance	35	34	34	35	34	34
Accident and health insurance	331	342	343	335	347	348
Mortgage insurance	6	10	20	12	22	31

Total assumed	372	386	397	382	403	413

Ceded:
Life insurance	(856)	(372)	(332)	(856)	(372)	(332)
Accident and health insurance	(629)	(682)	(708)	(638)	(688)	(706)
Mortgage insurance	(83)	(86)	(95)	(83)	(86)	(91)

Total ceded	(1,568)	(1,140)	(1,135)	(1,577)	(1,146)	(1,129)

Net premiums	$4,208	$4,794	$4,913	$4,160	$4,579	$4,700

Percentage of amount assumed to net				9%	9%	9%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $3,008 million, $2,771 million and $2,846 million during 2016, 2015 and 2014, respectively.

(9) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption		Interest rate assumption	2016	2015
Long-term care insurance contracts	(a	)	3.75% - 7.50%	$21,590	$20,563
Structured settlements with life contingencies	(b	)	1.00% - 8.00%	8,858	8,991
Annuity contracts with life contingencies	(b	)	1.00% - 8.00%	3,822	4,010
Traditional life insurance contracts	(c	)	3.00% - 7.50%	2,506	2,638
Supplementary contracts with life contingencies	(b	)	1.00% - 8.00%	284	269
Accident and health insurance contracts	(d	)	3.50% - 6.00%	3	4

Total future policy benefits				$37,063	$36,475

(a)	The 1983 Individual Annuitant Mortality Table or 2000 U.S. Annuity Table, or the 1983 Group Annuitant Mortality Table or the 1994 Group Annuitant Mortality Table and company experience.
(b)	Assumptions for limited-payment contracts come from either the U.S. Population Table, the 1983 Group Annuitant Mortality Table, the 1983 Individual Annuitant Mortality Table, the Annuity 2000 Mortality Table or the 2012 Individual Annuity Reserving Table.
(c)	Principally modifications based on company experience of the Society of Actuaries 1965-70 or 1975-80 Select and the Ultimate Tables, the 1941, 1958, 1980 and 2001 Commissioner’s Standard Ordinary Tables, the 1980 Commissioner’s Extended Term table and (IA) Standard Table 1996 (modified).
(d)	The 1958 and 1980 Commissioner’s Standard Ordinary Tables, or the 2000 U.S. Annuity Table, or the 1983 Group Annuitant Mortality.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

We regularly review our assumptions and perform loss recognition testing at least annually. In the second quarter of 2016, we performed our loss recognition testing and determined that we had a premium deficiency in our fixed immediate annuity products. The results of the test were primarily driven by the low interest rate environment in the second quarter of 2016. As a result, as of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization and increased our future policy benefit reserves by $18 million. In the third quarter of 2016, driven by aging of the in-force and the low interest rate environment, we determined that an additional premium deficiency existed in our fixed immediate annuity products that resulted in a further increase to our future policy benefit reserves of $6 million. The 2015 and 2014 tests did not result in a charge. The liability for future policy benefits for our fixed immediate annuity products represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could result in further increases in the related future policy benefit reserves for these products.

In the fourth quarter of 2014, loss recognition testing for our acquired block of long-term care insurance resulted in a premium deficiency. As a result, we wrote off the remaining PVFP balance of $6 million and increased reserves $710 million. The results of the test in 2014 were driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. The 2016 and 2015 tests did not result in a charge. The liability for future policy benefits for our acquired block of long-term care insurance business represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant and result in further increases in the related future policy benefit reserves for this block of business by an amount that could be material to our results of operations and financial condition and liquidity.

As of December 31, 2016 and 2015, we accrued future policy benefit reserves of $30 million and $13 million, respectively, in our consolidated balance sheet for profits followed by losses in our long-term care insurance business. The current present value of expected losses was approximately $2,200 million and $500 million, respectively, as of December 31, 2016 and 2015. However, there may be future adjustments to this estimate reflecting any variety of new and adverse trends that could result in increases to future policy benefit reserves for profits followed by losses accrual, and such future increases could possibly be material to our results of operations and financial condition and liquidity.

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2016	2015
Annuity contracts	$13,566	$14,376
GICs, funding agreements and FABNs	560	410
Structured settlements without life contingencies	1,576	1,694
Supplementary contracts without life contingencies	719	762
Other	16	16

Total investment contracts	16,437	17,258
Universal life insurance contracts	9,225	8,951

Total policyholder account balances	$25,662	$26,209

In the fourth quarter of 2016, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $202 million for our universal and term universal life insurance products,

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

reflecting updated assumptions primarily for mortality experience in older age populations. In the fourth quarter of 2015, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $175 million for our universal and term universal life insurance products, reflecting updated assumptions for persistency, long-term interest rates, mortality and other refinements.

Certain of our U.S. life insurance companies are members of the Federal Home Loan Bank (the “FHLB”) system in their respective regions. As of December 31, 2016 and 2015, we held $36 million and $30 million, respectively, of FHLB common stock related to those memberships which was included in equity securities. We have outstanding funding agreements with an FHLB and also have a letter of credit which has not been drawn upon. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. The amount of funding agreements outstanding with the FHLB was $254 million and $105 million, respectively, as of December 31, 2016 and 2015 which was included in policyholder account balances. We have one letter of credit of $28 million and three letters of credit of $583 million related to the FHLB as of December 31, 2016 and 2015, respectively. These funding agreements and letters of credit were collateralized by fixed maturity securities with a fair value of $356 million and $742 million, respectively, as of December 31, 2016 and 2015.

Certain Non-traditional Long-Duration Contracts

The following table sets forth information about our variable annuity products with death and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2016	2015
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$2,364	$2,512
Net amount at risk	$4	$5
Average attained age of contractholders	73	73
Enhanced death benefits (ratchet, rollup) account value	$2,611	$2,866
Net amount at risk	$157	$188
Average attained age of contractholders	74	73
Account values with living benefit guarantees:
GMWBs	$2,781	$3,111
Guaranteed annuitization benefits	$1,177	$1,181

Variable annuity contracts may contain more than one death or living benefit; therefore, the amounts listed above are not mutually exclusive. Substantially all of our variable annuity contracts have some form of GMDB.

As of December 31, 2016 and 2015, our total liability associated with variable annuity contracts with minimum guarantees was approximately $5,737 million and $6,170 million, respectively. The liability, net of reinsurance, for our variable annuity contracts with GMDB and guaranteed annuitization benefits was $90 million and $72 million as of December 31, 2016 and 2015, respectively.

The contracts underlying the lifetime benefits such as GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, or the protected value, is greater than the account

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

value. As of December 31, 2016 and 2015, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $739 million and $745 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization.

Account balances of variable annuity contracts with death or living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2016	2015
Balanced funds	$3,046	$3,304
Equity funds	1,271	1,387
Bond funds	550	576
Money market funds	87	85

Total	$4,954	$5,352

(10) Liability for Policy and Contract Claims

The following table sets forth our liability for policy and contract claims as of December 31:

(Amounts in millions)	2016	2015
Liability for policy and contract claims for insurance lines other than short-duration contracts:
Long-term care insurance	$8,034	$6,749
Life insurance	226	202
Fixed annuities	16	18
Runoff	15	18

Total	8,291	6,987

Liability for policy and contract claims, net of reinsurance, related to short-duration contracts:
U.S. Mortgage Insurance segment	633	844
Australia Mortgage Insurance segment	211	165
Canada Mortgage Insurance segment	112	87
Other mortgage insurance businesses	7	7

Total	963	1,103

Reinsurance recoverable on unpaid claims related to short-duration contracts:
U.S. Mortgage Insurance segment	2	5

Total	2	5

Total liability for policy and contract claims	$9,256	$8,095

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

Years Ended December 31, 2016, 2015 and 2014

Long-term care insurance

The following table sets forth changes in the liability for policy and contract claims for our long-term care insurance business for the dates indicated:

(Amounts in millions)	2016	2015	2014
Beginning balance as of January 1	$6,749	$6,216	$4,999
Less reinsurance recoverables	(2,055)	(1,926)	(1,707)

Net balance as of January 1	4,694	4,290	3,292

Incurred related to insured events of:
Current year	2,066	1,655	1,474
Prior years	377	39	726

Total incurred	2,443	1,694	2,200

Paid related to insured events of:
Current year	(166)	(151)	(134)
Prior years	(1,506)	(1,371)	(1,263)

Total paid	(1,672)	(1,522)	(1,397)

Interest on liability for policy and contract claims	259	232	195

Net balance as of December 31	5,724	4,694	4,290
Add reinsurance recoverables	2,310	2,055	1,926

Ending balance as of December 31	$8,034	$6,749	$6,216

In 2016, the liability for policy and contract claims increased $1,285 million in our long-term care insurance business largely from the completion of our annual review of assumptions in the third quarter of 2016 which increased reserves by $460 million and increased reinsurance recoverables by $25 million. The increase was also attributable to aging and growth of the in-force block and higher severity on new claims in the current year. Based on our annual review of our long-term care insurance claim reserves, which included an additional year of claims experience since our last annual review in the third quarter of 2015, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. The primary impact of assumption changes was from an overall lowering of claim termination rate assumptions for longer duration claims, particularly for reimbursement claims. We also updated our claim termination rate assumptions to reflect differences between product types, separating our indemnity and reimbursement blocks that were previously combined, and modestly refined our utilization rate assumptions and methodologies as well as refined our methodology primarily related to the calculation of incurred but not reported reserves to better reflect the aging of the in-force blocks. In addition, certain of our third-party reinsurance counterparties updated their assumptions and methodologies, which increased our long-term care insurance claim reserves by $222 million with an offsetting increase in reinsurance recoverables of $222 million in the fourth quarter of 2016.

In 2016, the incurred amount of $377 million related to insured events of prior years increased largely as a result of the completion of our annual review of our long-term care insurance claim reserves, as described above, which resulted in recording higher reserves of $305 million, net of reinsurance recoverables of $221 million.

In 2015, the incurred amount of $39 million related to insured events of prior years increased primarily from lower claim termination rates, partially offset by $25 million of net favorable corrections and adjustments in 2015.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

In 2014, the incurred amount of $726 million related to insured events of prior years increased largely as a result of the completion of a comprehensive review of our long-term care insurance claim reserves conducted during the third quarter of 2014 which resulted in recording higher reserves of $604 million and an increase in reinsurance recoverables of $73 million. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserves assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. In conducting the review, we increased the population of claims reviewed, utilizing more of our recent data. The remaining increase was primarily attributable to aging and growth of the in-force block.

U.S. Mortgage Insurance segment

The following table sets forth information about incurred claims, net of reinsurance, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our U.S. Mortgage Insurance segment as of December 31, 2016. The information about the incurred claims development for the years ended December 31, 2007 to 2015 and the historical reported delinquencies as of December 31, 2015 and prior are presented as supplementary information.

(Dollar amounts in millions)	Incurred claims and allocated claim adjustment expenses, net of reinsurance										Total of Incurred-But- Not-Reported liabilities including expected development on reported claims as of December 31, 2016	Number of reported delinquencies (2)
	For the years ended December 31,
Accident year (1)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$387	$656	$608	$596	$631	$630	$629	$637	$639	$640	$—	57,431
2008	—	943	1,041	1,211	1,339	1,353	1,347	1,376	1,385	1,391	1	133,121
2009	—	—	1,341	1,697	1,762	1,755	1,752	1,782	1,792	1,799	1	151,274
2010	—	—	—	977	1,157	1,139	1,146	1,165	1,173	1,173	1	89,875
2011	—	—	—	—	910	931	913	929	938	939	1	68,614
2012	—	—	—	—	—	718	675	671	673	671	—	47,696
2013	—	—	—	—	—	—	475	407	392	387	—	33,349
2014	—	—	—	—	—	—	—	328	288	269	—	25,281
2015	—	—	—	—	—	—	—	—	235	208	1	19,603
2016	—	—	—	—	—	—	—	—	—	198	19	13,970

Total incurred										$7,675

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)	Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table sets forth paid claims development, net of reinsurance, for our U.S. mortgage insurance segment for the year ended December 31, 2016. The information about paid claims development for the years ended December 31, 2007 to 2015, is presented as supplementary information.

(Amounts in millions)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
Accident year (1)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$25	$355	$531	$562	$577	$591	$603	$614	$625	$630
2008	—	66	572	917	1,046	1,145	1,217	1,271	1,322	1,353
2009	—	—	285	940	1,245	1,434	1,556	1,638	1,709	1,753
2010	—	—	—	140	567	844	973	1,049	1,109	1,139
2011	—	—	—	—	65	497	722	816	874	906
2012	—	—	—	—	—	92	391	532	602	634
2013	—	—	—	—	—	—	44	202	297	340
2014	—	—	—	—	—	—	—	22	127	195
2015	—	—	—	—	—	—	—	—	12	85
2016	—	—	—	—	—	—	—	—	—	10

Total paid										$7,045

Total incurred										$7,675
Total paid										7,045
All outstanding liabilities before 2007, net of reinsurance										3

Liability for policy and contract claims, net of reinsurance										$633

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.

The following table sets forth our average payout of incurred claims by age for our U.S. Mortgage Insurance segment as of December 31, 2016:

	Average annual percentage payout of incurred claims, net of reinsurance, by age
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	8.7%	40.6%	23.5%	9.6%	5.6%	4.4%	3.1%	2.5%	2.1%	0.8%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Canada Mortgage Insurance segment

The following table sets forth information about incurred claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our Canada Mortgage Insurance segment as of December 31, 2016. The information about the incurred claims development for the years ended December 31, 2007 to 2015 and the historical reported delinquencies as of December 31, 2015 and prior are presented as supplementary information.

(Dollar amounts in millions) (1)	Incurred claims and allocated claim adjustment expenses										Total of Incurred-But- Not-Reported liabilities including expected development on reported claims as of December 31, 2016 (3)	Number of reported delinquencies (4)
	For the years ended December 31,
Accident year (2)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$76	$79	$84	$86	$86	$86	$86	$86	$86	$86	$—	4,267
2008	—	105	144	147	151	153	153	153	153	153	—	6,138
2009	—	—	147	163	185	188	190	190	189	189	—	6,702
2010	—	—	—	131	145	162	163	163	162	162	—	6,601
2011	—	—	—	—	128	144	146	146	145	145	—	5,707
2012	—	—	—	—	—	107	106	105	105	104	—	5,316
2013	—	—	—	—	—	—	98	95	94	94	—	4,949
2014	—	—	—	—	—	—	—	88	84	82	—	4,948
2015	—	—	—	—	—	—	—	—	98	88	—	4,626
2016	—	—	—	—	—	—	—	—	—	116	40	5,133

Total incurred										$1,219

(1)	Amounts translated into U.S. dollars at the foreign exchange rates as of December 31, 2016.
(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(3)	Incurred-but-not-reported liabilities exist only relative to the current year as lenders are required to report losses after three consecutive monthly mortgage payments have been missed by the borrower.
(4)	Represents reported delinquencies as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table sets forth paid claims development, for our Canada Mortgage Insurance segment for the year ended December 31, 2016. The information about paid claims development for the years ended December 31, 2007 to 2015, is presented as supplementary information.

(Amounts in millions) (1)	Cumulative paid claims and allocated claim adjustment expenses
Accident year (2)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$15	$57	$79	$85	$86	$86	$86	$86	$86	$86
2008	—	7	103	144	154	155	158	158	158	158
2009	—	—	23	123	179	187	189	189	188	188
2010	—	—	—	27	118	159	163	162	161	161
2011	—	—	—	—	36	129	145	145	145	145
2012	—	—	—	—	—	23	95	103	104	104
2013	—	—	—	—	—	—	24	85	92	94
2014	—	—	—	—	—	—	—	16	70	80
2015	—	—	—	—	—	—	—	—	18	71
2016	—	—	—	—	—	—	—	—	—	16

Total paid										$1,103

Total incurred										$1,219
Total paid										1,103
Borrower recovery accrual as of December 31, 2016 (3)										(4)
All outstanding liabilities before 2007										—

Liability for policy and contract claims										$112

(1)	Amounts translated into U.S. dollars at the foreign exchange rates as of December 31, 2016.
(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(3)	Represents the portion of the borrower recovery accrual that corresponds to loss reserves and is recognized as a reduction to losses incurred that we anticipate to receive in the future once the claims have been settled.

The following table sets forth our average payout of incurred claims by age for our Canada Mortgage Insurance segment as of December 31, 2016:

	Average annual percentage payout of incurred claims, by age
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	17.8%	60.5%	18.1%	3.4%	0.4%	0.3%	(0.2)%	0.1%	—%	—%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Australia Mortgage Insurance segment

The following table sets forth information about incurred claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our Australia Mortgage Insurance segment as of December 31, 2016. The information about the incurred claims development for the years ended December 31, 2007 to 2015 and the historical reported delinquencies as of December 31, 2015 and prior are presented as supplementary information.

(Dollar amounts in millions) (1)	Incurred claims and allocated claim adjustment expenses										Total of Incurred-But- Not-Reported liabilities including expected development on reported claims as of December 31, 2016	Number of reported delinquencies (3)
	For the years ended December 31,
Accident year (2)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$62	$104	$100	$104	$105	$107	$108	$108	$108	$108	$—	6,935
2008	—	76	125	118	119	134	138	140	139	139	—	9,254
2009	—	—	100	93	85	105	109	111	114	115	—	8,921
2010	—	—	—	120	130	156	159	161	162	162	—	8,717
2011	—	—	—	—	119	145	137	134	134	135	—	9,341
2012	—	—	—	—	—	100	112	97	95	94	—	7,613
2013	—	—	—	—	—	—	82	84	70	65	—	7,097
2014	—	—	—	—	—	—	—	72	88	73	2	7,468
2015	—	—	—	—	—	—	—	—	76	109	11	7,587
2016	—	—	—	—	—	—	—	—	—	95	37	4,220

Total incurred										$1,095

(1)	Amounts translated into U.S. dollars at the foreign exchange rates as of December 31, 2016.
(2)	The accident year is estimated by allowing an additional five months for development from the time the first monthly mortgage payments have been missed by the borrower.
(3)	Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table sets forth paid claims development, for our Australia Mortgage Insurance segment for the year ended December 31, 2016. The information about paid claims development for the years ended December 31, 2007 to December 31, 2015, is presented as supplementary information:

(Amounts in millions) (1)	Cumulative paid claims and allocated claim adjustment expenses
Accident year (2)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$3	$34	$80	$99	$103	$106	$107	$108	$108	$108
2008	—	5	48	92	107	129	135	137	138	139
2009	—	—	8	27	51	93	106	110	113	115
2010	—	—	—	40	58	127	149	156	159	161
2011	—	—	—	—	20	75	115	127	130	133
2012	—	—	—	—	—	20	64	81	87	91
2013	—	—	—	—	—	—	11	33	50	57
2014	—	—	—	—	—	—	—	5	28	47
2015	—	—	—	—	—	—	—	—	4	30
2016	—	—	—	—	—	—	—	—	—	4

Total paid										$885

Total incurred										$1,095
Total paid										885
All outstanding liabilities before 2007										1

Liability for policy and contract claims										$211

(1)	Amounts translated into U.S. dollars at the foreign exchange rates as of December 31, 2016.
(2)	The accident year is estimated by allowing an additional five months for development from the time the first monthly mortgage payments have been missed by the borrower.

The following table sets forth our average payout of incurred claims by age for our Australia Mortgage Insurance segment as of December 31, 2016:

	Average annual percentage payout of incurred claims, by age
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	9.8%	30.1%	30.4%	15.1%	6.8%	2.6%	1.5%	0.7%	0.2%	—%

(11) Employee Benefit Plans

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. As of December 31, 2016 and 2015, we recorded a liability related to these benefits of $10 million and $13 million, respectively.

In addition, certain employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

benefit obligation liabilities of these plans were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2016 and 2015, we recorded a liability related to these plans of $69 million and $78 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2016, we recognized a decrease of less than $1 million in OCI. In 2015, we recognized an increase of $30 million in OCI related to these plans.

In connection with the sale of our lifestyle protection insurance business in December 2015, we wrote off our pension benefit assets of $17 million and recognized all of the unrealized actuarial losses of $15 million related to the U.K. pension plan. In addition, related to the settlement of the U.K. pension plan, we purchased a group annuity contract. To fully fund this group annuity contract, we incurred $69 million of expense in 2015, of which $58 million was paid in 2015. These items resulted in $101 million of pension settlement costs related to the sale. The amounts associated with the group annuity contract were held in a third-party trust for the benefit of the participants until individual annuity contracts were transferred to the participants on September 1, 2016. As a result, the U.K. pension plan was completely settled in September 2016. See note 24 for additional details related to the sale of our lifestyle protection insurance business.

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits will be limited to associates who are within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2016 and 2015, the accumulated postretirement benefit obligation associated with these benefits was $87 million and $78 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2016, we recognized a decrease of $8 million in OCI. In 2015, we recognized an increase of $13 million in OCI.

Our cost associated with our pension, retiree health and life insurance benefit plans was $18 million, $25 million and $21 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. We match these contributions, which vest immediately, up to 6% of the employee’s pay. Beginning January 1, 2017, we will make matching contributions equal to 100% of the first 4% of pay deferred by an employee and 50% of the next 2% of pay deferred by an employee so that our matching contribution will not exceed 5% of an employee’s pay. Employees hired on or after January 1, 2011 will not vest immediately in Genworth matching contributions but will fully vest in the matching contributions after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2016 and 2015 in relation to this plan option was $1 million for each year. Employees also have the option of purchasing a fund which invests primarily in Genworth stock as part of the defined contribution savings plan. Our cost associated with these plans was $13 million, $17 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(c) Health and Welfare Benefits for Active Employees

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance. Our long-term care insurance is provided through our group long-term care insurance products. The premiums recorded by this business related to these benefits were insignificant during 2016, 2015 and 2014.

(12) Borrowings and Other Financings

(a) Short-Term Borrowings

Revolving Credit Facility

On May 20, 2016, Genworth MI Canada Inc. (“Genworth Canada”), our majority-owned subsidiary, entered into a CAD$100 million senior unsecured revolving credit facility, which matures on May 20, 2019. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the credit agreement. Genworth Canada’s credit facility includes customary representations, warranties, covenants, terms and conditions. As of December 31, 2016, there was no amount outstanding under Genworth Canada’s credit facility.

In April 2016, Genworth Holdings terminated its $300 million multicurrency revolving credit facility, prior to its September 26, 2016 maturity date. There were no amounts outstanding under the credit facility at the time of termination.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2016	2015
Genworth Holdings
8.625% Senior Notes, due 2016	$—	$298
6.52% Senior Notes, due 2018	597	598
7.70% Senior Notes, due 2020	397	397
7.20% Senior Notes, due 2021	381	389
7.625% Senior Notes, due 2021	704	724
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
6.15% Fixed-to-Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	3,773	4,100
Bond consent fees	(39)	—
Deferred borrowing charges	(18)	(21)

Total Genworth Holdings	3,716	4,079

Canada
5.68% Senior Notes, due 2020	205	199
4.24% Senior Notes, due 2024	119	116

Subtotal	324	315
Deferred borrowing charges	(2)	(2)

Total Canada	322	313

Australia
Floating Rate Junior Notes, due 2021	—	36
Floating Rate Junior Notes, due 2025	145	146

Subtotal	145	182
Deferred borrowing charges	(3)	(4)

Total Australia	142	178

Total	$4,180	$4,570

Genworth Holdings

Long-Term Senior Notes

As of December 31, 2016, Genworth Holdings had outstanding seven series of fixed rate senior notes with varying interest rates between 4.80% and 7.70% and maturity dates between 2018 and 2034. The senior notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all of its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

senior notes. We have the option to redeem all or a portion of each series of senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

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

On March 18, 2016, Genworth Holdings, Genworth Financial, as guarantor, and the Trustee entered into Supplemental Indenture No. 12 to the Senior Notes Indenture and the Third Supplemental Indenture to the Subordinated Notes Indenture (the “Supplemental Indentures”) that amended the Senior Notes Indenture and the Subordinated Notes Indenture, respectively, to (i) exclude Genworth Life Insurance Company (“GLIC”) and Genworth Life Insurance Company of New York (“GLICNY”), which operate our long-term care insurance business, from the event of default provisions of the Indentures (such amendment also previously excluded Brookfield Life and Annuity Insurance Company Limited (“BLAIC”) until it merged into GLIC in October 2016) and (ii) clarify that one or more transactions disposing of any or all of the Genworth Holdings’ long-term care and other life insurance businesses and assets (a “Life Sale”) would not constitute a disposition of “all or substantially all” of Genworth Holdings’ assets under the Indentures, provided that in order to rely on that clarification, the assets of our U.S. Mortgage Insurance segment would be contributed to Genworth Holdings and 80% of any Net Cash Proceeds, as defined in the Supplemental Indentures, to us from any Life Sale would be used to reduce outstanding indebtedness.

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

In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest.

During the first quarter of 2016, Genworth Holdings repurchased $28 million principal amount of its senior notes with 2021 maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

During the third quarter of 2015, Genworth Holdings repurchased $50 million aggregate principal amount of its senior notes for a pre-tax loss of $1 million and paid accrued and unpaid interest thereon.

Genworth Holdings repaid $485 million of its 5.75% senior notes due 2014 issued in June 2004 in June 2014 from cash on hand.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Long-Term Junior Subordinated Notes

As of December 31, 2016, Genworth Holdings had outstanding floating rate junior notes having an aggregate principal amount of $598 million, with an annual interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 2.0025% payable quarterly, until the notes mature in November 2066 (“2066 Notes”). Prior to November 2016, Genworth Holdings had outstanding fixed-to-floating rate junior notes with an annual interest rate equal to 6.15% payable semi-annually. Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to 10 years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.

Genworth Holdings may redeem the 2066 Notes on November 15, 2036, the “scheduled redemption date,” but only to the extent that it has received net proceeds from the sale of certain qualifying capital securities. Genworth Holdings may redeem the 2066 Notes in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption.

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

Canada

As of December 31, 2016, Genworth Canada, our majority-owned subsidiary, had outstanding two series of fixed rate senior notes with interest rates of 5.68% and 4.24% and maturity dates of 2020 and 2024, respectively. The senior notes are redeemable at the option of Genworth Canada, in whole or in part, at any time.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Australia

As of December 31, 2016, Genworth Financial Mortgage Insurance Pty Limited, our majority-owned subsidiary, had outstanding one series of subordinated floating rate notes with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50% and maturity date of 2025.

In June 2016, Genworth Financial Mortgage Insurance Pty Limited redeemed all of its outstanding AUD$50 million of subordinated floating rate notes with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75% due 2021.

In July 2015, Genworth Financial Mortgage Insurance Pty Limited issued AUD$200 million of subordinated floating rate notes due 2025 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction to redeem AUD$90 million of its outstanding debt and for general corporate purposes and incurred a $2 million pre-tax early redemption payment.

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

Years Ended December 31, 2016, 2015 and 2014

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

During 2015 and 2014, River Lake Insurance Company repaid $30 million and $26 million, respectively, of its total outstanding floating rate subordinated notes due in 2033. During 2015 and 2014, River Lake II repaid $31 million and $16 million, respectively, of its total outstanding floating rate subordinated notes due in 2035.

The weighted-average interest rates on the non-recourse funding obligations as of December 31, 2016 and 2015 were 2.75% and 1.73%, respectively.

(d) Liquidity

Principal amounts under our long-term borrowings (including senior notes) and non-recourse funding obligations by maturity were as follows as of December 31, 2016:

(Amounts in millions)	Amount
2017	$—
2018	597
2019	—
2020	602
2021 and thereafter (1)	3,358

Total	$4,557

(1)	Repayment of $315 million of our non-recourse funding obligations requires regulatory approval.

Our liquidity requirements are principally met through cash flows from operations.

(e) Repurchase agreements and securities lending activity

Repurchase agreements

As of December 31, 2016 and 2015, the fair value of securities pledged under the repurchase program was $79 million and $231 million, respectively, and the repurchase obligation of $75 million and $229 million, respectively, was included in other liabilities in the consolidated balance sheet.

Securities lending activity

Under our securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

the value of the loaned securities. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of December 31, 2016 and 2015, the fair value of securities loaned under our securities lending program in the United States was $517 million and $334 million, respectively. As of December 31, 2016 and 2015, the fair value of collateral held under our securities lending program in the United States was $534 million and $347 million, respectively, and the offsetting obligation to return collateral of $534 million and $347 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrowers in our securities lending program in the United States as of December 31, 2016 and 2015.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral because it is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of December 31, 2016 and 2015, the fair value of securities loaned under our securities lending program in Canada was $350 million and $340 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Contractual maturity

The following tables present the remaining contractual maturity of the agreements as of December 31:

	2016
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$—	$16	$59	$75
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	224	—	—	—	224
Non-U.S. government	34	—	—	—	34
U.S. corporate	159	—	—	—	159
Non-U.S. corporate	110	—	—	—	110

Subtotal, fixed maturity securities	527	—	—	—	527

Equity securities	7	—	—	—	7

Total securities lending	534	—	—	—	534

Total repurchase agreements and securities lending	$534	$—	$16	$59	$609

	2015
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$58	$25	$146	$229
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	18	—	—	—	18
Non-U.S. government	39	—	—	—	39
U.S. corporate	95	—	—	—	95
Non-U.S. corporate	190	—	—	—	190

Subtotal, fixed maturity securities	342	—	—	—	342

Equity securities	5	—	—	—	5

Total securities lending	347	—	—	—	347

Total repurchase agreements and securities lending	$347	$58	$25	$146	$576

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(13) Income Taxes

Income (loss) from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Domestic	$(283)	$(468)	$(2,022)
Foreign	603	453	723

Income (loss) from continuing operations before income taxes	$320	$(15)	$(1,299)

The total provision (benefit) for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Current federal income taxes	$55	$1	$(3)
Deferred federal income taxes	115	(199)	(305)

Total federal income taxes	170	(198)	(308)

Current state income taxes	1	—	4
Deferred state income taxes	2	4	(4)

Total state income taxes	3	4	—

Current foreign income taxes	183	186	246
Deferred foreign income taxes	2	(1)	(32)

Total foreign income taxes	185	185	214

Total provision (benefit) for income taxes	$358	$(9)	$(94)

Our current income tax payable was $36 million and $10 million as of December 31, 2016 and 2015, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

(Amounts in millions)	2016		2015		2014
Pre-tax income (loss)	$320		$(15)		$(1,299)

Statutory U.S. federal income tax rate	$112	35.0%	$(5)	35.0%	$(455)	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	3	1.0	2	(18.0)	—	—
Benefit on tax favored investments	(4)	(1.3)	(14)	93.3	(19)	1.4
Effect of foreign operations	(5)	(1.6)	(20)	129.2	(66)	5.1
Net impact of repatriating foreign earnings	9	2.8	—	—	205	(15.8)
Interest on uncertain tax positions	—	—	—	—	(2)	0.1
Non-deductible expenses	1	0.3	(3)	22.0	4	(0.3)
Non-deductible goodwill	—	—	—	—	245	(18.8)
Valuation allowance	233	72.8	25	(165.0)	(6)	0.5
Stock-based compensation	5	1.6	5	(31.7)	4	(0.3)
Loss on sale of business	(1)	(0.3)	—	—	—	—
Other, net	5	1.6	1	(6.8)	(4)	0.3

Effective rate	$358	111.9%	$(9)	58.0%	$(94)	7.2%

For the year ended December 31, 2016, the increase in the effective tax rate was primarily related to a valuation allowance recorded on deferred tax assets related to foreign tax credits that we no longer expect to realize. The increase was also related to true ups to lower taxed foreign income. These increases were partially offset by a tax benefit attributable to the reversal of a deferred tax valuation allowance established on a specific capital loss and decreased tax benefits from lower taxed foreign income in 2016.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The components of the net deferred income tax liability were as follows as of December 31:

(Amounts in millions)	2016	2015
Assets:
Foreign tax credit carryforwards	$690	$787
Accrued commission and general expenses	208	199
State income taxes	329	302
Net operating loss carryforwards	906	1,727
Other	58	51

Gross deferred income tax assets	2,191	3,066
Valuation allowance	(601)	(353)

Total deferred income tax assets	1,590	2,713

Liabilities:
Investments	2	29
Net unrealized gains on investment securities	644	639
Net unrealized gains on derivatives	18	218
Insurance reserves	58	751
DAC	748	863
PVFP and other intangibles	55	20
Investment in foreign subsidiaries	48	10
Other	70	52

Total deferred income tax liabilities	1,643	2,582

Net deferred income tax asset (liability)	$(53)	$131

The above valuation allowances of $601 million and $353 million as of December 31, 2016 and 2015, respectively, related to state deferred tax assets, foreign tax credits that we no longer expect to realize, foreign net operating losses, and a specific federal separate tax return net operating loss deferred tax asset. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance net operating loss (“NOL”) carryforwards. The increase in the valuation allowance related primarily to judgments regarding the future realization of certain deferred tax assets. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. We also recorded a reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe due to taxable gains supporting the recognition of these deferred tax assets in 2016. Based on our analysis, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

NOL carryforwards amounted to $2,627 million as of December 31, 2016, and, if unused, will expire beginning in 2021. Foreign tax credit carryforwards amounted to $690 million as of December 31, 2016, and, if unused will begin to expire in 2021.

We are in a three-year cumulative pre-tax loss position in our U.S. jurisdiction as of December 31, 2016. A cumulative loss position is considered significant negative evidence in assessing the realizability of our deferred tax assets. Our ability to realize our U.S. deferred tax asset of $2,191 million, which includes deferred tax assets

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

of $1,596 million related to net operating loss and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in future years. Management has concluded that there is sufficient positive evidence to overcome this negative evidence for the net operating losses and the majority of foreign tax credit carryforwards. This positive evidence includes: (i) our three-year cumulative pre-tax loss position includes significant charges that are not expected to recur in the future, including goodwill impairments, charges from our claim and assumption reviews in our long-term care and life insurance businesses, respectively, in our U.S. Life Insurance segment in 2016, a loss on the sale of our lifestyle protection insurance business in 2015 and a loss recorded in 2015 related to the sale of our mortgage insurance business in Europe; and (ii) our profitable U.S. operating forecasts, result in utilization of most of the net deferred tax assets within the U.S. federal carryforward periods based on our current projections, including in-force premium rate actions already obtained in our long-term care insurance business and the lack of future sales and related expenses for our traditional life insurance and fixed annuity products given our suspension of new sales included in these forecasts and the significant taxable temporary differences that exist; (iii) overall domestic losses that we have incurred are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years, and such resulting foreign source income is sufficient to cover the foreign tax credits being carried forward; and, (iv) tax planning strategies that assume that we will not elect to take foreign tax credits and instead deduct foreign taxes in some prior tax years. After consideration of all available evidence, we have recorded a valuation allowance of $258 million. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance that could have a material impact on our consolidated financial statements in future periods.

As a consequence of our separation from GE, and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post IPO periods. As of December 31, 2016 and 2015, we have recorded in our consolidated balance sheets our estimates of the remaining deferred tax benefits associated with these deductions of $485 million and $599 million, respectively. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next seven years, on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $10 million, $11 million and $13 million for the years ended December 31, 2016, 2015 and 2014, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2016 and 2015, we have recorded the estimated present value of our remaining obligation to GE of $173 million and $188 million, respectively, as a liability in our consolidated balance sheets. Both our IPO-related deferred tax assets and our obligation to GE are estimates that are subject to change.

In 2014, we increased our deferred tax liability by $6 million with an offset to additional paid-in capital related to an unsupported tax balance that arose prior to our IPO.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2016	2015	2014
Balance as of January 1	$28	$49	$41
Tax positions related to the current period:
Gross additions	6	5	7
Gross reductions	—	—	(3)
Tax positions related to the prior years:
Gross additions	—	—	17
Gross reductions	—	(26)	(13)

Balance as of December 31	$34	$28	$49

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The total amount of unrecognized tax benefits was $34 million as of December 31, 2016, of which $32 million, if recognized, would affect the effective rate on continuing operations. These unrecognized tax benefits included the impact of foreign currency translation from our international operations.

We believe it is reasonably possible that in 2017 due to the potential resolution of certain potential settlements and other administrative and statutory proceedings and limitations, up to approximately $14 million of unrecognized tax benefits will be recognized. These tax benefits are mainly related to certain insurance and non-insurance deductions and other tax benefits in the United States and in foreign jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded less than $1 million, $1 million and $3 million, respectively, of benefits related to interest and penalties during 2016, 2015 and 2014.

Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States and our former Bermuda and Guernsey subsidiaries, which elected to be taxed as U.S. domestic companies, are included in the life/non-life consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. With possible exceptions, we are no longer subject to U.S. Federal tax examinations for years through 2012. Any exposure with respect to these pre-2013 years has been sufficiently recorded in the financial statements. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. Federal examinations. For our life and non-life consolidated company federal income tax returns, all tax years prior to 2011 have been examined or reviewed. We are also responsible for any tax liability of any separate U.S. Federal and state pre-disposition period returns of former life insurance and non-insurance subsidiaries sold in the years 2011 to 2013. With respect to our foreign affiliates, there are various examinations ongoing by foreign jurisdictions with any material exposure liability related thereto being duly recorded in the financial statements.

(14) Supplemental Cash Flow Information

Net cash paid for taxes was $203 million, $153 million and $645 million and cash paid for interest was $381 million, $424 million and $437 million for the years ended December  31, 2016, 2015 and 2014, respectively.

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

We recorded stock-based compensation expense under the Omnibus Incentive Plans of $23 million, $17 million and $20 million, respectively, for the years ended December 31, 2016, 2015 and 2014. For awards

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

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

There were no SARs or stock options granted during 2016. The following table contains the stock option and SAR weighted-average grant-date fair value information and related valuation assumptions for the years ended December 31:

	2015	2014
	Black-Scholes Model	Black-Scholes Model
Awards granted (in thousands)	1,378	2,960
Maximum share value at exercise of SARs	$75.00	$75.00
Fair value per options and SARs	$3.43	$3.05
Valuation assumptions:
Expected term (years)	6.0	6.0
Expected volatility	66.0%	100.2%
Expected dividend yield	—%	0.5%
Risk-free interest rate	1.9%	1.9%

During 2015 and 2014, we granted SARs with exercise prices ranging from $4.96 to $7.99 and $14.30 to $17.89, respectively. These SARs have a feature that places a cap on the amount of gain that can be recognized upon exercise of the SARs. Specifically, if the price of our Class A Common Stock reaches $75.00, any vested portion of the SAR will be automatically exercised. The SAR grant price equaled the closing market prices of our Class A Common Stock on the date of the grant and the awards have an exercise term of 10 years. The SARs granted in 2015 have an average vesting period of three years, while the SARs granted in 2014 have an average vesting period of four years. Vesting occurs in annual increments commencing on the first anniversary of the grant date. Additionally, during 2016 and 2015, we issued RSUs with average restriction periods of three years and four years, respectively, with a fair value of $2.04 and $4.96 to $7.99, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date. In 2016 and 2015, we granted performance stock units (“PSUs”) with a fair value of $2.81 and $7.75, respectively. The PSUs were granted at market price as of the grant date. PSUs may be earned over a three-year period based upon the achievement of certain performance goals. The performance goals for the PSUs granted in 2016 are based upon four performance metrics, each payable independently. The four performance metrics are; the average annual adjusted operating income, adjusted operating return on equity for our mortgage insurance businesses for the years ended December 31, 2016, 2017 and 2018, expense management in our U.S. Life Insurance segment for the year ended 2018 and cumulative in-force rate actions in our long-term care insurance business for the three-year period ended December 31, 2018. Each performance metric is weighted independently and payable in equal amounts of 25%. The PSUs will be payable in Genworth Class A Common Stock in March 2019 provided we have attained or exceeded threshold levels related to the performance goals. If the respective levels have not been achieved by December 31, 2018, no payout will occur and all the related expenses recorded to date will be reversed.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

The performance goals for the PSUs granted in 2014 were based upon the achievement of goals related to our 2016 annual operating return on equity and book value per share, excluding accumulated other comprehensive income (loss). We did not achieve the respective threshold levels for the PSUs granted in 2014 by the December 31, 2016 deadline; therefore, all the related expenses recorded were reversed.

In 2016 and 2015, we granted $18 million and $10 million, respectively, in cash retention awards with a fair value of $1.00. During 2016, approximately $3 million awards were forfeited due to employees leaving Genworth prior to the vesting date. The remaining cash awards vest over two years, with half of the payout occurring per year, beginning on the first anniversary of the grant date. The remaining performance-based cash awards vest over three years, one third each year, beginning on the first anniversary of the grant date.

No stock options were granted in 2016, 2015 or 2014.

The following table summarizes stock option activity as of December 31, 2016 and 2015:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2015	2,504	$12.86
Granted	—	$—
Exercised	(47)	$4.39
Expired and forfeited	(317)	$17.62

Balance as of January 1, 2016	2,140	$12.34
Granted	—	$—
Exercised	(46)	$2.46
Expired and forfeited	(280)	$17.24

Balance as of December 31, 2016	1,814	$11.83

Exercisable as of December 31, 2016	1,814	$11.83

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table summarizes information about stock options outstanding as of December 31, 2016:

	Outstanding and Exercisable
Exercise price range	Shares in thousands	Average life (1)	Average exercise price
$2.00 - $2.46(2)	316	2.06	$2.43
$7.80	314	1.19	$7.80
$9.10 - $14.18	1,043	2.88	$14.14
$14.92 - $31.71	141	1.13	$24.77

	1,814		$11.83

(1)	Average contractual life remaining in years.
(2)	These shares have an aggregate intrinsic value of less than $1 million each for total options outstanding and exercisable.

The following tables summarize the status of our other equity-based awards as of December 31, 2016 and 2015:

	RSUs		PSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2015	2,913	$12.09	304	$15.32	634	$9.96	12,067	$3.62
Granted	2,087	$7.50	535	$7.75	256	$3.90	1,378	$3.43
Exercised	(1,390)	$11.60	—	$—	(10)	$2.14	(59)	$1.28
Terminated	(355)	$10.10	(129)	$9.72	—	$—	(1,238)	$4.05

Balance as of January 1, 2016	3,255	$9.22	710	$10.63	880	$8.18	12,148	$3.56
Granted	1,230	$2.04	2,730	$2.81	284	$2.14	—	$—
Exercised	(818)	$10.13	—	$—	—	$—	—	$—
Terminated	(414)	$9.70	(4)	$15.23	—	$—	(1,308)	$3.72

Balance as of December 31, 2016	3,253	$6.19	3,436	$4.41	1,164	$6.72	10,840	$3.54

As of December 31, 2016 and 2015, total unrecognized stock-based compensation expense related to non-vested awards not yet recognized was $19 million and $29 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately two years.

In 2016 and 2015, there was less than $1 million in cash received from stock options exercised in each year. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $1 million and $4 million as of December 31, 2016 and 2015, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Genworth Canada, our indirect subsidiary and a public company, grants stock options and other equity-based awards to its Canadian employees. The following table summarizes the status of Genworth Canada’s stock option activity and other equity-based awards as of December 31, 2016 and 2015:

	Stock options	RSUs and PSUs	DSUs	Executive deferred stock units (“EDSUs”)
(Shares and awards in thousands)	Shares subject to option	Number of awards	Number of awards	Number of awards
Balance as of January 1, 2015	1,002	203	54	21
Granted	53	78	14	10
Exercised	(88)	(60)	(14)	—
Terminated	(12)	(27)	—	—

Balance as of January 1, 2016	955	194	54	31
Granted	95	126	12	14
Exercised	(65)	(77)	(2)	—
Terminated	(28)	(8)	—	—

Balance as of December 31, 2016	957	235	64	45

As of December 31, 2016 and 2015, the DSUs were fully vested and the stock options, RSUs, PSUs and EDSUs were partially vested. The EDSUs were introduced in 2013 as part of a share-based compensation plan intended for executive level employees entitling them to receive an amount equal to the fair value of Genworth Canada stock. For the years ended December 31, 2016, 2015 and 2014, we recorded stock-based compensation expense of $8 million, $(3) million and $6 million, respectively. For the years ended December 31, 2016, 2015 and 2014, we estimated total unrecognized expense of $3 million, $2 million and $3 million, respectively, related to these awards.

In connection with the IPO of Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) in May 2014, our indirect subsidiary, Genworth Australia, granted stock options and other equity-based awards to its Australian employees. Additionally, in 2016 Genworth Australia granted approximately 742,000 share rights in conjunction with their long-term incentive plan for key employees. During 2016, approximately 348,000 share rights were forfeited and as of December 31, 2016, there were approximately 925,000 shares outstanding related to this plan. The following table summarizes the status of Genworth Australia’s restricted share rights as of December 31, 2016 and 2015:

	Restricted share rights	Long-term Incentive Plan
(Shares in thousands)	Shares subject to option	Shares subject to option
Balance as of January 1, 2015	2,803	—
Granted	147	533
Exercised	(40)	—
Terminated	(145)	—

Balance as of January 1, 2016	2,765	533
Granted	280	742
Exercised	(892)	(2)
Terminated	(884)	(348)

Balance as of December 31, 2016	1,269	925

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

As of December 31, 2016 and 2015, none of the restricted share rights were vested. For the years ended December 31, 2016 and 2015, we recorded stock-based compensation expense of $1 million and $2 million, respectively, and we estimated total unrecognized expense of $1 million and $4 million, respectively, related to these awards.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

	2016
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,111	$6,247	$—	$—	$6,247
Restricted commercial mortgage loans (2)		(1)	129	141	—	—	141
Other invested assets		(1)	459	473	—	352	121
Liabilities:
Long-term borrowings (3)		(1)	4,180	3,582	—	3,440	142
Non-recourse funding obligations (3)		(1)	310	186	—	—	186
Borrowings related to securitization entities (2)		(1)	62	65	—	65	—
Investment contracts		(1)	16,437	16,993	—	5	16,988
Other firm commitments:
Commitments to fund limited partnerships	$201		—	—	—	—	—
Ordinary course of business lending commitments	73		—	—	—	—	—

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

	2015
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,170	$6,476	$—	$—	$6,476
Restricted commercial mortgage loans (2)		(1)	161	179	—	—	179
Other invested assets		(1)	273	279	—	197	82
Liabilities:
Long-term borrowings (3)		(1)	4,570	3,518	—	3,343	175
Non-recourse funding obligations (3)		(1)	1,920	1,401	—	—	1,401
Borrowings related to securitization entities (2)		(1)	98	104	—	104	—
Investment contracts		(1)	17,258	17,910	—	5	17,905
Other firm commitments:
Commitments to fund limited partnerships	$131		—	—	—	—	—
Ordinary course of business lending commitments	40		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	See note 12 for additional information related to borrowings.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

Separate account assets. The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2016:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$6,034	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,603	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$2,090	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$23,701	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$10,445	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$4,336	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$3,075	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage- backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$3,006	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

•	Internal models: A portion of our state and political subdivisions, non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $7 million, $17 million, $640 million and $317 million, respectively, as of December 31, 2016. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Level 3 measurements

Fixed maturity securities

•	Internal models: A portion of our U.S. government, agencies and government-sponsored enterprises, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,588 million as of December 31, 2016.

•	Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $713 million as of December 31, 2016.

Equity securities. The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of December 31, 2016 and 2015, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $73 million and $79 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,036	$—	$6,034	$2
State and political subdivisions	2,647	—	2,610	37
Non-U.S. government	2,107	—	2,107	—
U.S. corporate:
Utilities	4,550	—	3,974	576
Energy	2,300	—	2,090	210
Finance and insurance	6,097	—	5,311	786
Consumer—non-cyclical	4,734	—	4,613	121
Technology and communications	2,598	—	2,544	54
Industrial	1,223	—	1,175	48
Capital goods	2,258	—	2,106	152
Consumer—cyclical	1,530	—	1,272	258
Transportation	1,190	—	1,051	139
Other	348	—	205	143

Total U.S. corporate	26,828	—	24,341	2,487

Non-U.S. corporate:
Utilities	969	—	583	386
Energy	1,331	—	1,125	206
Finance and insurance	2,538	—	2,356	182
Consumer—non-cyclical	714	—	575	139
Technology and communications	987	—	920	67
Industrial	958	—	849	109
Capital goods	535	—	366	169
Consumer—cyclical	442	—	373	69
Transportation	677	—	496	181
Other	3,144	—	3,119	25

Total non-U.S. corporate	12,295	—	10,762	1,533

Residential mortgage-backed	4,379	—	4,336	43
Commercial mortgage-backed	3,129	—	3,075	54
Other asset-backed	3,151	—	3,006	145

Total fixed maturity securities	60,572	—	56,271	4,301

Equity securities	632	551	34	47

Other invested assets:
Trading securities	259	—	259	—
Derivative assets:
Interest rate swaps	596	—	596	—
Foreign currency swaps	4	—	4	—
Equity index options	72	—	—	72
Equity return swaps	1	—	1	—
Other foreign currency contracts	35	—	32	3

Total derivative assets	708	—	633	75

Securities lending collateral	534	—	534	—

Total other invested assets	1,501	—	1,426	75

Restricted other invested assets related to securitization entities (1)	312	—	181	131
Reinsurance recoverable (2)	16	—	—	16
Separate account assets	7,299	7,299	—	—

Total assets	$70,332	$7,850	$57,912	$4,570

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2016	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2016	Total gains (losses) included in net loss attributable to assets still held
(Amounts in millions)		Included in net loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$(1)	$—	$—	$2	$—
State and political subdivisions	35	2	—	7	—	—	—	—	(7)	37	2
U.S. corporate:
Utilities	449	1	1	149	(6)	—	(21)	73	(70)	576	—
Energy	253	—	(2)	10	—	—	(11)	7	(47)	210	—
Finance and insurance	715	16	9	69	(14)	—	(63)	72	(18)	786	15
Consumer—non-cyclical	109	—	3	30	(18)	—	(3)	—	—	121	—
Technology and communications	35	3	(3)	30	—	—	—	—	(11)	54	3
Industrial	61	5	2	—	—	—	(32)	12	—	48	—
Capital goods	180	1	(2)	30	(10)	—	—	—	(47)	152	1
Consumer—cyclical	239	4	(1)	68	(5)	—	(44)	19	(22)	258	—
Transportation	106	2	(1)	53	—	—	(26)	5	—	139	2
Other	182	1	(2)	—	—	—	(8)	16	(46)	143	1

Total U.S. corporate	2,329	33	4	439	(53)	—	(208)	204	(261)	2,487	22

Non-U.S. corporate:
Utilities	287	—	(7)	126	(5)	—	(51)	46	(10)	386	—
Energy	252	—	30	8	(27)	—	(31)	—	(26)	206	—
Finance and insurance	191	3	(2)	11	(1)	—	—	—	(20)	182	3
Consumer—non-cyclical	169	2	5	3	(3)	—	(49)	12	—	139	—
Technology and communications	62	—	3	18	(16)	—	—	—	—	67	—
Industrial	84	—	4	17	(21)	—	—	25	—	109	—
Capital goods	213	1	3	—	—	—	(15)	—	(33)	169	1
Consumer—cyclical	71	—	—	—	—	—	(2)	—	—	69	—
Transportation	144	1	—	12	—	—	(15)	39	—	181	—
Other	72	(2)	3	—	(13)	—	(7)	10	(38)	25	(2)

Total non-U.S. corporate	1,545	5	39	195	(86)	—	(170)	132	(127)	1,533	2

Residential mortgage-backed	116	—	1	51	(45)	—	(14)	22	(88)	43	—
Commercial mortgage-backed	10	—	(7)	24	—	—	(4)	37	(6)	54	—
Other asset-backed	1,142	(17)	3	16	(26)	—	(26)	66	(1,013)	145	(16)

Total fixed maturity securities	5,180	23	40	732	(210)	—	(423)	461	(1,502)	4,301	10

Equity securities	38	—	—	13	(4)	—	—	—	—	47	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	(1)	—	—	—	—
Equity index options	30	10	—	76	—	—	(44)	—	—	72	2
Other foreign currency contracts	3	(1)	—	2	—	—	(1)	—	—	3	(1)

Total derivative assets	34	9	—	78	—	—	(46)	—	—	75	1

Total other invested assets	34	9	—	78	—	—	(46)	—	—	75	1

Restricted other invested assets related to securitization entities (2)	232	(55)	—	—	—	—	(46)	—	—	131	9
Reinsurance recoverable (3)	17	(3)	—	—	—	2	—	—	—	16	(3)

Total Level 3 assets	$5,501	$(26)	$40	$823	$(214)	$2	$(515)	$461	$(1,502)	$4,570	$17

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities. Most significantly, the majority of the transfers out of Level 3 related to a reclassification of collateralized loan obligation securities previously valued using a broker priced source to now being valued using third-party pricing services.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

	Beginning balance as of January 1, 2015	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2015	Total gains (losses) included in net loss attributable to assets still held
(Amounts in millions)		Included in net loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$(1)	$—	$—	$3	$—
State and political subdivisions	30	3	7	5	—	—	—	—	(10)	35	3
Non-U.S. government	7	—	(1)	—	—	—	(1)	—	(5)	—	—
U.S. corporate:
Utilities	444	—	(14)	67	—	—	(16)	10	(42)	449	—
Energy	285	—	(13)	4	(4)	—	(11)	—	(8)	253	—
Finance and insurance	616	16	(28)	90	—	—	(33)	97	(43)	715	14
Consumer—non-cyclical	140	2	(3)	29	(9)	—	(40)	—	(10)	109	—
Technology and communications	45	3	(2)	—	—	—	—	—	(11)	35	3
Industrial	36	—	(3)	28	—	—	—	—	—	61	—
Capital goods	166	—	(6)	30	(3)	—	(1)	—	(6)	180	—
Consumer—cyclical	363	1	(8)	39	—	—	(52)	11	(115)	239	—
Transportation	153	1	(5)	7	—	—	(31)	—	(19)	106	1
Other	171	1	(2)	—	—	—	(7)	19	—	182	1

Total U.S. corporate	2,419	24	(84)	294	(16)	—	(191)	137	(254)	2,329	19

Non-U.S. corporate:
Utilities	328	—	(4)	18	—	—	(46)	—	(9)	287	—
Energy	324	(1)	(21)	15	(24)	—	(41)	—	—	252	(1)
Finance and insurance	221	5	(6)	21	—	—	(26)	—	(24)	191	3
Consumer—non-cyclical	197	—	(1)	15	—	—	(41)	—	(1)	169	—
Technology and communications	42	—	(4)	24	—	—	—	—	—	62	—
Industrial	131	—	(4)	7	—	—	(18)	1	(33)	84	—
Capital goods	237	—	(7)	—	—	—	(17)	—	—	213	—
Consumer—cyclical	89	—	(2)	—	—	—	—	15	(31)	71	—
Transportation	154	—	(2)	—	—	—	(8)	—	—	144	—
Other	81	—	2	—	—	—	(11)	—	—	72	—

Total non-U.S. corporate	1,804	4	(49)	100	(24)	—	(208)	16	(98)	1,545	2

Residential mortgage-backed	65	—	(1)	58	—	—	(10)	76	(72)	116	—
Commercial mortgage-backed	5	—	(1)	9	—	—	(2)	13	(14)	10	—
Other asset-backed	1,420	2	2	152	(190)	—	(267)	164	(141)	1,142	—

Total fixed maturity securities	5,754	33	(127)	618	(230)	—	(680)	406	(594)	5,180	24

Equity securities	34	—	—	1	(6)	—	—	9	—	38	—

Other invested assets:
Derivative assets:
Credit default swaps	3	1	—	—	—	—	(3)	—	—	1	1
Equity index options	17	(25)	—	38	—	—	—	—	—	30	(3)
Other foreign currency contracts	—	(2)	—	5	—	—	—	—	—	3	(1)

Total derivative assets	20	(26)	—	43	—	—	(3)	—	—	34	(3)

Total other invested assets	20	(26)	—	43	—	—	(3)	—	—	34	(3)

Restricted other invested assets related to securitization entities (2)	230	2	—	—	—	—	—	—	—	232	2
Reinsurance recoverable (3)	13	1	—	—	—	3	—	—	—	17	1

Total Level 3 assets	$6,051	$10	$(127)	$662	$(236)	$3	$(683)	$415	$(594)	$5,501	$24

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

	Beginning balance as of January 1, 2014	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2014	Total gains (losses) included in net loss attributable to assets still held
(Amounts in millions)		Included in net loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5	$—	$—	$—	$—	$—	$(1)	$—	$—	$4	$—
State and political subdivisions	27	2	(4)	5	—	—	—	—	—	30	2
Non-U.S. government	23	—	—	2	—	—	(2)	—	(16)	7	—
U.S. corporate:
Utilities	420	—	11	12	—	—	(5)	58	(52)	444	—
Energy	281	—	—	40	—	—	(4)	27	(59)	285	—
Finance and insurance	433	14	23	39	(1)	—	(10)	155	(37)	616	3
Consumer—non-cyclical	224	2	2	—	(38)	—	(60)	10	—	140	—
Technology and communications	60	3	5	—	(20)	—	(13)	10	—	45	3
Industrial	24	2	1	27	—	—	(15)	—	(3)	36	—
Capital goods	139	—	3	8	—	—	—	31	(15)	166	—
Consumer—cyclical	386	1	1	62	(1)	—	(86)	—	—	363	1
Transportation	196	2	4	10	—	—	(11)	—	(48)	153	2
Other	210	2	8	8	—	—	(47)	10	(20)	171	1

Total U.S. corporate	2,373	26	58	206	(60)	—	(251)	301	(234)	2,419	10

Non-U.S. corporate:
Utilities	260	—	6	54	—	—	(14)	22	—	328	—
Energy	320	—	(14)	55	—	—	(48)	20	(9)	324	—
Finance and insurance	181	3	32	71	(42)	—	(8)	21	(37)	221	2
Consumer—non-cyclical	212	—	(4)	35	—	—	(46)	—	—	197	—
Technology and communications	58	—	(1)	20	(35)	—	—	—	—	42	—
Industrial	151	—	2	—	(12)	—	—	—	(10)	131	—
Capital goods	299	1	(3)	30	(35)	—	(52)	10	(13)	237	—
Consumer—cyclical	96	—	—	6	—	—	(13)	—	—	89	—
Transportation	153	—	1	11	—	—	(25)	14	—	154	—
Other	89	—	(11)	—	—	—	(17)	20	—	81	—

Total non-U.S. corporate	1,819	4	8	282	(124)	—	(223)	107	(69)	1,804	2

Residential mortgage-backed	104	—	(3)	16	(23)	—	(9)	13	(33)	65	—
Commercial mortgage-backed	6	—	2	—	—	—	(2)	7	(8)	5	—
Other asset-backed	1,166	5	(3)	298	(15)	—	(181)	244	(94)	1,420	1

Total fixed maturity securities	5,523	37	58	809	(222)	—	(669)	672	(454)	5,754	15

Equity securities	78	—	—	1	(38)	—	—	—	(7)	34	—

Other invested assets:
Trading securities	34	—	—	—	—	—	(3)	—	(31)	—	—
Derivative assets:
Credit default swaps	10	—	—	—	—	—	(7)	—	—	3	—
Equity index options	12	(31)	—	36	—	—	—	—	—	17	(28)
Other foreign currency contracts	3	(2)	—	—	(1)	—	—	—	—	—	—

Total derivative assets	25	(33)	—	36	(1)	—	(7)	—	—	20	(28)

Total other invested assets	59	(33)	—	36	(1)	—	(10)	—	(31)	20	(28)

Restricted other invested assets related to securitization entities (2)	211	19	—	—	—	—	—	—	—	230	18
Reinsurance recoverable (3)	(1)	11	—	—	—	3	—	—	—	13	11

Total Level 3 assets	$5,870	$34	$58	$846	$(261)	$3	$(679)	$672	$(492)	$6,051	$16

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the gains and losses included in net loss from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Total realized and unrealized gains (losses) included in net loss:
Net investment income	$44	$42	$44
Net investment gains (losses)	(70)	(32)	(10)

Total	$(26)	$10	$34

Total gains (losses) included in net loss attributable to assets still held:
Net investment income	$30	$33	$19
Net investment gains (losses)	(13)	(9)	(3)

Total	$17	$24	$16

The amount presented for unrealized gains (losses) included in net loss for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2016:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$557	Credit spreads	92bps - 405bps	145bps
Energy	Internal models	73	Credit spreads	109bps - 312bps	176bps
Finance and insurance	Internal models	717	Credit spreads	84bps - 455bps	224bps
Consumer—non-cyclical	Internal models	121	Credit spreads	100bps - 247bps	172bps
Technology and communications	Internal models	54	Credit spreads	96bps - 371bps	307bps
Industrial	Internal models	48	Credit spreads	121bps - 254bps	191bps
Capital goods	Internal models	152	Credit spreads	79bps - 298bps	144bps
Consumer—cyclical	Internal models	234	Credit spreads	79bps - 296bps	187bps
Transportation	Internal models	131	Credit spreads	79bps - 259bps	166bps
Other	Internal models	128	Credit spreads	89bps - 173bps	114bps

Total U.S. corporate	Internal models	$2,215	Credit spreads	79bps - 455bps	182bps

Non-U.S. corporate:
Utilities	Internal models	$380	Credit spreads	101bps - 163bps	129bps
Energy	Internal models	133	Credit spreads	117bps - 186bps	147bps
Finance and insurance	Internal models	172	Credit spreads	95bps - 223bps	141bps
Consumer—non-cyclical	Internal models	127	Credit spreads	79bps - 232bps	146bps
Technology and communications	Internal models	67	Credit spreads	121bps - 274bps	190bps
Industrial	Internal models	100	Credit spreads	117bps - 226bps	175bps
Capital goods	Internal models	121	Credit spreads	117bps - 186bps	142bps
Consumer—cyclical	Internal models	69	Credit spreads	109bps - 168bps	139bps
Transportation	Internal models	152	Credit spreads	100bps - 250bps	140bps
Other	Internal models	12	Credit spreads	96bps - 1,000bps	303bps

Total non-U.S. corporate	Internal models	$1,333	Credit spreads	79bps - 1,000bps	145bps

Derivative assets:
Equity index options	Discounted cash flows	$72	Equity index volatility	— % - 26%	17%
Other foreign currency contracts	Discounted cash flows	$3	Interest rate volatility Foreign exchange rate volatility	29%	Not applicable
				9% - 12%	11%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$—	$—	$303
Fixed index annuity embedded derivatives	344	—	—	344
Indexed universal life embedded derivatives	11	—	—	11

Total policyholder account balances	658	—	—	658

Derivative liabilities:
Interest rate swaps	349	—	349	—
Foreign currency swaps	5	—	5	—
Credit default swaps related to securitization entities (2)	1	—	1	—
Equity return swaps	1	—	1	—
Other foreign currency contracts	27	—	27	—

Total derivative liabilities	383	—	383	—

Borrowings related to securitization entities (2)	12	—	—	12

Total liabilities	$1,053	$—	$383	$670

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

	2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$—	$—	$352
Fixed index annuity embedded derivatives	342	—	—	342
Indexed universal life embedded derivatives	10	—	—	10

Total policyholder account balances	704	—	—	704

Derivative liabilities:
Interest rate swaps	220	—	220	—
Interest rate swaps related to securitization entities (2)	30	—	30	—
Inflation indexed swaps	33	—	33	—
Foreign currency swaps	27	—	27	—
Credit default swaps related to securitization entities (2)	14	—	—	14
Equity return swaps	1	—	1	—
Other foreign currency contracts	34	—	34	—

Total derivative liabilities	359	—	345	14

Borrowings related to securitization entities (2)	81	—	—	81

Total liabilities	$1,144	$—	$345	$799

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2016	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2016	Total (gains) losses included in net loss attributable to liabilities still held
(Amounts in millions)		Included in net loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$(79)	$—	$—	$—	$30	$—	$—	$—	$303	$(73)
Fixed index annuity embedded derivatives	342	22	—	—	—	10	(30)	—	—	344	22
Indexed universal life embedded derivatives	10	(10)	—	—	—	11	—	—	—	11	(10)

Total policyholder account balances	704	(67)	—	—	—	51	(30)	—	—	658	(61)

Derivative liabilities:
Credit default swaps related to securitization entities (2)	14	(13)	—	—	—	2	—	—	(3)	—	—

Total derivative liabilities	14	(13)	—	—	—	2	—	—	(3)	—	—

Borrowings related to securitization entities (2)	81	(63)	—	—	—	—	(6)	—	—	12	1

Total Level 3 liabilities	$799	$(143)	$—	$—	$—	$53	$(36)	$—	$(3)	$670	$(60)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

	Beginning balance as of January 1, 2015	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2015	Total (gains) losses included in net loss attributable to liabilities still held
(Amounts in millions)		Included in net loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$291	$26	$—	$—	$—	$35	$—	$—	$—	$352	$30
Fixed index annuity embedded derivatives	276	7	—	—	—	65	(6)	—	—	342	7
Indexed universal life embedded derivatives	7	(6)	—	—	—	9	—	—	—	10	(6)

Total policyholder account balances	574	27	—	—	—	109	(6)	—	—	704	31

Derivative liabilities:
Credit default swaps related to securitization entities (2)	17	(7)	—	4	—	—	—	—	—	14	21

Total derivative liabilities	17	(7)	—	4	—	—	—	—	—	14	21

Borrowings related to securitization entities (2)	85	(4)	—	—	—	—	—	—	—	81	(4)

Total Level 3 liabilities	$676	$16	$—	$4	$—	$109	$(6)	$—	$—	$799	$48

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

	Beginning balance as of January 1, 2014	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2014	Total (gains) losses included in net loss attributable to liabilities still held
(Amounts in millions)		Included in net loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$96	$158	$—	$—	$—	$37	$—	$—	$—	$291	$160
Fixed index annuity embedded derivatives	143	27	—	—	—	108	(2)	—	—	276	27
Indexed universal life embedded derivatives	—	1	—	—	—	6	—	—	—	7	1

Total policyholder account balances	239	186	—	—	—	151	(2)	—	—	574	188

Derivative liabilities:
Credit default swaps related to securitization entities (2)	32	(19)	—	4	—	—	—	—	—	17	(19)
Other foreign current contracts	1	1	—	—	(2)	—	—	—	—	—	—

Total derivative liabilities	33	(18)	—	4	(2)	—	—	—	—	17	(19)

Borrowings related to securitization entities (2)	75	9	—	—	—	1	—	—	—	85	9

Total Level 3 liabilities	$347	$177	$—	$4	$(2)	$152	$(2)	$—	$—	$676	$178

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

The following table presents the gains and losses included in net loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Total realized and unrealized (gains) losses included in net loss:
Net investment income	$—	$—	$—
Net investment (gains) losses	(79)	16	177
Other income	(64)	—	—

Total	$(143)	$16	$177

Total (gains) losses included in net loss attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	(60)	48	178

Total	$(60)	$48	$178

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

Issuances presented for GMWB embedded derivative liabilities are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

upon issuance. Issuances for fixed index annuity and indexed universal life embedded derivative liabilities represent the amount of the premium received that is attributed to the value of the embedded derivative. Settlements of embedded derivatives are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net loss” in the tables presented above.

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2016:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average
Policyholder account balances:
			Withdrawal
			utilization rate	38% - 82%	63%
			Lapse rate	— % - 15%	4%
			Non-performance risk
			(credit spreads)	40bps - 85bps	73bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$303	Equity index volatility	16% - 24%	21%
Fixed index annuity embedded derivatives	Option budget method	$344	Expected future interest credited	— % - 3%	2%
Indexed universal life embedded derivatives	Option budget method	$11	Expected future interest credited	3% - 9%	5%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table summarizes the total securitized assets as of December 31:

(Amounts in millions)	2016	2015
Receivables secured by:
Other assets	$—	$136

Total securitized assets not required to be consolidated	—	136
Total securitized assets required to be consolidated	129	267

Total securitized assets	$129	$403

We do not have any additional exposure or guarantees associated with these securitization entities.

There has been no new asset securitization activity in 2016 or 2015.

(b) Securitization and Variable Interest Entities Required To Be Consolidated

For VIEs related to asset securitization transactions, as of December 31, 2016, we consolidate a securitization entity as a result of our involvement in the entity’s design or having certain decision making ability regarding the assets held by the securitization entity. Securitization entities were designed to have significant limitations on the types of assets owned and the types and extent of permitted activities and decision making rights. The securitization entity that is consolidated comprised an entity backed by commercial mortgage loans. Our primary economic interest in this securitization entity represents the excess interest of the commercial mortgage loans and the subordinated notes of the securitization entity.

For VIEs related to certain investments, we consolidate three securitization entities as a result of having certain decision making rights related to instruments held by the entities. Upon consolidation, we elected fair value option for the assets and liabilities for the securitization entity.

We previously consolidated a securitization entity backed by residual interests in certain policy loan securitization entities. Our primary economic interest in the policy loan securitization entity represented the excess interest received from the residual interest in certain policy loan securitization entities and the floating rate obligation issued by the securitization entity, where our economic interest was not expected to be material in any future years. Upon consolidation, we elected fair value option for the assets and liabilities for the securitization entity. In June 2016, we amended and exercised a clean-up call on this securitization entity writing off our residual interest and settling the outstanding debt of $70 million. As a result of this transaction, we recorded $64 million of realized investment losses related to the write-off of our residual interest in those entities and a $64 million gain related to the early extinguishment of debt which was included in other income. There was no impact to net loss. In addition, the policy loan securitization entities in which we previously held a residual interest were not required to be consolidated in our balance sheets.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table shows the assets and liabilities that were recorded for the consolidated securitization entities as of December 31:

(Amounts in millions)	2016	2015
Assets
Investments:
Restricted commercial mortgage loans	$129	$161
Restricted other invested assets:
Trading securities	312	413

Total restricted other invested assets	312	413

Total investments	441	574
Cash and cash equivalents	1	1
Accrued investment income	1	1
Other assets	1	5

Total assets	$444	$581

Liabilities
Other liabilities:
Derivative liabilities	$1	$44
Other liabilities	—	2

Total other liabilities	1	46
Borrowings related to securitization entities	74	179

Total liabilities	$75	$225

The assets and other instruments held by the securitization entities are restricted and can only be used to fulfill the obligations of the securitization entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated subsidiaries.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Revenues:
Net investment income:
Restricted commercial mortgage loans	$10	$14	$14
Restricted other invested assets	3	5	5

Total net investment income	13	19	19

Net investment gains (losses):
Derivatives	8	3	10
Trading securities	(57)	(2)	15
Borrowings related to securitization entities recorded at fair value	(1)	4	(9)

Total net investment gains (losses)	(50)	5	16

Other income	64	—	—

Total revenues	27	24	35

Expenses:
Interest expense	7	9	10

Total expenses	7	9	10

Income before income taxes	20	15	25
Provision for income taxes	7	5	9

Net income	$13	$10	$16

(c) Borrowings Related To Consolidated Securitization Entities

Borrowings related to securitization entities were as follows as of December 31:

	2016		2015
(Amounts in millions)	Principal amount	Carrying value	Principal amount		Carrying value
GFCM LLC, due 2035, 5.7426%	$62	$62	$98		$98
Marvel Finance 2007-4 LLC, due 2017 (1), (2)	12	12	12		10
Genworth Special Purpose Five, LLC, due 2040 (1), (2)	—	—	NA	(3)	71

Total	$74	$74	$110		$179

(1)	Accrual of interest based on three-month LIBOR that resets every three months plus a fixed margin.
(2)	Carrying value represents fair value as a result of electing fair value option for these liabilities.
(3)	Principal amount not applicable. Notional balance was $118 million as of December 31, 2015.

These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(18) Insurance Subsidiary Financial Information and Regulatory Matters

Dividends

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders or contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2016, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $220 million to us in 2017 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $220 million is unrestricted, our insurance subsidiaries may not pay dividends to us in 2017 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of December 31, 2016, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $12.5 billion and $12.1 billion, respectively. There are no regulatory restrictions on the ability of Genworth Financial to pay dividends. Our Board of Directors has suspended the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

Our domestic insurance subsidiaries paid dividends to our principal life insurance subsidiaries of $80 million (none of which were deemed “extraordinary”), $41 million (none of which were deemed “extraordinary”) and $108 million (none of which were deemed “extraordinary”) during 2016, 2015 and 2014, respectively. Our international insurance subsidiaries paid dividends of $457 million, $640 million and $630 million during 2016, 2015 and 2014, respectively.

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

Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by individual state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”), River Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”), River Lake Insurance Company IX (“River Lake IX”), River Lake Insurance Company X ((“River Lake X”), together with River Lake VI, River Lake VII, River Lake VIII and River Lake IX, the “SPFCs”) and GLICNY. The permitted practices of the SPFCs were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators and without those permitted practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted practices will remain in effect for so long as we maintain the SPFCs. The permitted practices were as follows:

•	River Lake IX and River Lake X were granted a permitted accounting practice from the State of Vermont to carry their excess of loss reinsurance agreements with The Canada Life Assurance Company and Hannover Life Reassurance Company Of America, respectively, as an admitted asset.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

•	River Lake VII and River Lake VIII were granted a permitted accounting practice from the State of Vermont to carry their reserves on a basis similar to U.S. GAAP.

•	River Lake VI was granted a permitted accounting practice from the State of Delaware to carry its excess of loss reinsurance agreement with The Canada Life Assurance Company as an admitted asset.

•	GLICNY received a permitted practice from New York to exempt certain of its investments from a NAIC structured security valuation and ratings process.

The impact of these permitted practices on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was $7 million and $120 million as of December 31, 2016 and 2015, respectively. If permitted practices had not been used, no regulatory event would have been triggered.

In February 2016, as part of restructuring our U.S. life insurance businesses, we announced an initiative to repatriate existing reinsured business from BLAIC, our primary Bermuda domiciled captive reinsurance subsidiary, to our U.S. life insurance subsidiaries in 2016. On October 1, 2016, the repatriation was completed through the merger of BLAIC with and into GLIC, our Delaware domiciled life insurance company, with GLIC being the surviving company.

The tables below include the combined statutory net income (loss) and statutory capital and surplus for our U.S. domiciled insurance subsidiaries for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2016	2015	2014
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries(1)	$(365)	$(583)	$(179)
Mortgage insurance subsidiaries	448	287	198

Combined statutory net income (loss), excluding captive reinsurance subsidiaries	83	(296)	19
Captive life insurance subsidiaries	(403)	(276)	(281)

Combined statutory net income (loss)	$(320)	$(572)	$(262)

(1)	The combined statutory net loss for the year ended December 31, 2015 was re-presented as if the merger of BLAIC with and into GLIC discussed above occurred on January 1, 2015 in accordance with the statutory merger method. However, we did not re-present the combined statutory net loss for the year ended December 31, 2014 in accordance with statutory accounting principles and, therefore, the amounts are not comparable.

	As of December 31,
(Amounts in millions)	2016	2015
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries(1)	$3,100	$3,238
Mortgage insurance subsidiaries	2,201	1,722

Combined statutory capital and surplus	$5,301	$4,960

(1)	The combined statutory capital and surplus as of December 31, 2015 was re-presented as if the merger of BLAIC with and into GLIC discussed above occurred on January 1, 2015 in accordance with the statutory merger method.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies. These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties or secured by excess of loss reinsurance treaties with third parties. Accordingly, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income (loss) are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $274 million and $671 million as of December 31, 2016 and 2015, respectively. Capital and surplus of our captive life reinsurance subsidiaries included surplus notes (non-recourse funding obligations) of Rivermont I as of December 31, 2016 and 2015 and River Lake Insurance Company and River Lake II as of December 31, 2015, as further described in note 12.

The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2016 and 2015, each of our life insurance subsidiaries exceeded the minimum required RBC levels. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 329% as of December 31, 2016 and 372% as of December 31, 2015 as re-presented for the merger of BLAIC with and into GLIC.

As of December 31, 2016 and 2015, we established $76 million and $198 million, respectively, of additional statutory reserves resulting from updates to our universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries. In addition, our Virginia licensed life insurance subsidiary currently expects to record approximately $95 million of additional statutory reserves in each of the next two years.

In addition, as a result of our annual statutory cash flow testing of our long-term care insurance business, our New York insurance subsidiary recorded $89 million of additional statutory reserves in the fourth quarter of 2015. Our cash flow testing results in the fourth quarter of 2016 did not require any additional statutory reserves; however, we currently expect to record an aggregate of approximately $110 million of additional statutory reserves over the next two years.

For regulatory purposes, our U.S. mortgage insurers are required to establish a special statutory contingency reserve. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums, as defined by state insurance laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years. However, approval by the North Carolina Department of Insurance (“NCDOI”) is required for contingency reserve releases when loss ratios exceed 35%. The statutory contingency reserve for our U.S. mortgage insurers was approximately $845 million and $500 million, respectively, as of December 31, 2016 and 2015 and was included in the table above containing combined statutory capital and surplus balances.

Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2016, Genworth Mortgage Insurance Corporation’s (“GMICO”) risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 14.5:1, compared with a risk-to-capital ratio of approximately 16.4:1 as of December 31, 2015.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Effective December 31, 2015, each government-sponsored enterprise (“GSE”) adopted revised private mortgage insurer eligibility requirements (“PMIERs”) which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. We have met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2016 and 2015, we estimate our U.S. mortgage insurance business had available assets of approximately 115% and 109%, respectively, of the required assets under PMIERs. As of December 31, 2016 and 2015, the PMIERs sufficiency ratios were in excess of approximately $350 million, and $200 million, respectively, of available assets above the PMIERs requirements.

Effective July 1, 2016, our U.S. mortgage insurance business executed two excess of loss reinsurance transactions with a panel of reinsurers covering current and expected new insurance written for the 2016 and 2017 book years. The reinsurance transaction covering our 2016 book year and the three reinsurance transactions executed during 2015, covering our 2009 through 2015 book years, provided an aggregate of approximately $530 million of PMIERs capital credit as of December 31, 2016.

International insurance subsidiaries—statutory financial information

Our international insurance subsidiaries also prepare financial statements in accordance with local regulatory requirements. Our international insurance subsidiaries previously included the results of BLAIC, our primary Bermuda domiciled captive reinsurance subsidiary. As discussed above, on October 1, 2016, BLAIC merged with and into GLIC, our Delaware domiciled life insurance company, with GLIC being the surviving company. The 2015 amounts below have been re-presented as if the merger of BLAIC with and into GLIC occurred on January 1, 2015. As of December 31, 2016 and 2015, combined local statutory capital and surplus included in continuing operations for our international insurance subsidiaries, excluding our lifestyle protection insurance and European mortgage insurance businesses, was $4,457 million and $4,394 million, respectively. Combined local statutory net income (loss) included in continuing operations for our international insurance subsidiaries, excluding our lifestyle protection insurance business, was $536 million, $511 million and $(66) million for the years ended December 31, 2016, 2015 and 2014, respectively. The regulatory authorities in these international jurisdictions generally establish supervisory solvency requirements. Our international insurance subsidiaries, excluding our lifestyle protection insurance and European mortgage insurance businesses, had combined surplus levels included in continuing operations that exceeded local solvency requirements by $576 million and $992 million as of December 31, 2016 and 2015, respectively.

Our international insurance subsidiaries do not have any material accounting practices that differ from local regulatory requirements other than one of our former insurance subsidiaries domiciled in Bermuda, which was granted approval from the Bermuda Monetary Authority to record a parental guarantee as statutory capital related to an internal reinsurance agreement. The amount recorded as statutory capital was equal to the excess of NAIC statutory reserves less the economic reserves up to the amount of the guarantee resulting in an increase in statutory capital of $205 million as of December 31, 2015. As a result of the merger of BLAIC with and into GLIC on October 1, 2016, all parental support provided to BLAIC, including the capital maintenance agreement that previously existed between Genworth Financial International Holdings, LLC and BLAIC, was terminated.

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

Years Ended December 31, 2016, 2015 and 2014

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

Guarantees of obligations

In addition to the guarantees discussed in notes 17 and 21, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees, other than the Rivermont I guarantee, were $9 million and $25 million as of December 31, 2016 and 2015, respectively. We provide a limited guarantee to Rivermont I, an indirect subsidiary, which is accounted for as a derivative carried at fair value and is eliminated in consolidation. As of December 31, 2016 the fair value of this derivative was less than $1 million and as of December 31, 2015, the fair value of this derivative was $4 million.

Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee is now limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2016, the risk in-force of the business subject to the guarantee was approximately $2.0 billion.

(19) Segment Information

(a) Operating Segment Information

We have the following five operating business segments: U.S. Mortgage Insurance; Canada Mortgage Insurance; Australia Mortgage Insurance; U.S Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of non-strategic products which have not been actively sold). In addition to our five operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations.

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

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net loss and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “adjusted operating income (loss) available to Genworth Financial, Inc.’s

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as loss from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

While some of these items may be significant components of net loss available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders have occurred in the past and could, and in some cases will, recur in the future. Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders is not a substitute for net loss available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

Adjustments to reconcile net loss attributable to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders assume a 35% tax rate (unless otherwise indicated) and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

In 2014, we recorded pre-tax goodwill impairments of $354 million in our long-term care insurance business and $495 million in our life insurance business.

In the second quarter of 2016, we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million. In the second quarter of 2016, we also completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $2 million. In the first quarter of 2016, we recorded an estimated pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

our mortgage insurance business in Europe. We also recognized an estimated pre-tax loss of $140 million in the fourth quarter of 2015 for the planned sale of this business. We also incurred a $6 million tax benefit in the fourth quarter of 2015 related to the planned sale as well as a tax charge of $7 million in the third quarter of 2015 from potential business portfolio changes related to this business. These transactions were excluded from adjusted operating income (loss) for the periods presented as they related to a gain (loss) on the sale of businesses.

In the second quarter of 2016, we settled restricted borrowings of $70 million related to a securitization entity and recorded a $64 million pre-tax gain related to the early extinguishment of debt. In the first quarter of 2016, we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 notes. We also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million in the first quarter of 2016. In the third quarter of 2015, we paid an early redemption payment of approximately $1 million, net of the portion attributable to noncontrolling interests, related to the early redemption of Genworth Financial Mortgage Insurance Pty Limited’s notes that were scheduled to mature in 2021. In the third quarter of 2015, we also repurchased approximately $50 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax loss of $1 million. In the second quarter of 2014, we paid an early redemption payment of approximately $3 million, net of the portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015. These transactions were excluded from adjusted operating income (loss) for the periods presented as they related to a gain (loss) on the early extinguishment of debt.

In the first quarter of 2016, we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations. In the third quarter of 2015, we recorded a pre-tax DAC impairment of $455 million on certain term life insurance policies in connection with entering into an agreement to complete a life block transaction.

In 2016 and 2015, we recorded a pre-tax expense of $22 million and $8 million, respectively, related to restructuring costs as part of an expense reduction plan as the company evaluates and appropriately sizes its organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented other than the following items. We incurred fees during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees. There was $205 million net tax impact in the fourth quarter of 2014 from potential business portfolio changes. We recognized a tax charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we could no longer assert our intent to permanently reinvest earnings in that business. In addition, in connection with our plans to sell our lifestyle protection insurance business, we made a change to the permanent reinvestment assertion of one of its legal entities recognizing tax expense of $31 million in the fourth quarter of 2014.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

2016	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$660	$481	$337	$2,670	$—	$12	$4,160
Net investment income	63	126	94	2,726	147	3	3,159
Net investment gains (losses)	(1)	37	9	128	(14)	(87)	72
Policy fees and other income	4	1	—	726	169	78	978

Total revenues	726	645	440	6,250	302	6	8,369

Benefits and other changes in policy reserves	160	104	113	4,822	42	4	5,245
Interest credited	—	—	—	565	131	—	696
Acquisition and operating expenses, net of deferrals	167	77	96	648	68	217	1,273
Amortization of deferred acquisition costs and intangibles	12	39	14	403	29	1	498
Interest expense	—	18	10	38	1	270	337

Total benefits and expenses	339	238	233	6,476	271	492	8,049

Income (loss) from continuing operations before income taxes	387	407	207	(226)	31	(486)	320
Provision (benefit) for income taxes	138	113	67	(80)	6	114	358

Income (loss) from continuing operations	249	294	140	(146)	25	(600)	(38)
Loss from discontinued operations, net of taxes	—	—	—	—	—	(29)	(29)

Net income (loss)	249	294	140	(146)	25	(629)	(67)
Less: net income attributable to noncontrolling interests	—	135	75	—	—	—	210

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$249	$159	$65	$(146)	$25	$(629)	$(277)

Segment assets	$2,674	$4,884	$2,619	$81,933	$11,352	$1,196	$104,658
Assets held for sale	—	—	—	—	—	—	—

Total assets	$2,674	$4,884	$2,619	$81,933	$11,352	$1,196	$104,658

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

2015	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$602	$466	$357	$3,128	$1	$25	$4,579
Net investment income	58	130	114	2,701	138	(3)	3,138
Net investment gains (losses)	1	(32)	6	(10)	(69)	29	(75)
Policy fees and other income	4	—	(3)	726	189	(10)	906

Total revenues	665	564	474	6,545	259	41	8,548

Benefits and other changes in policy reserves	222	96	81	4,692	44	14	5,149
Interest credited	—	—	—	596	124	—	720
Acquisition and operating expenses, net of deferrals	155	66	98	684	76	230	1,309
Amortization of deferred acquisition costs and intangibles	10	36	18	872	29	1	966
Interest expense	—	18	10	92	1	298	419

Total benefits and expenses	387	216	207	6,936	274	543	8,563

Income (loss) from continuing operations before income taxes	278	348	267	(391)	(15)	(502)	(15)
Provision (benefit) for income taxes	99	90	80	(138)	(10)	(130)	(9)

Income (loss) from continuing operations	179	258	187	(253)	(5)	(372)	(6)
Loss from discontinued operations, net of taxes	—	—	—	—	—	(407)	(407)

Net income (loss)	179	258	187	(253)	(5)	(779)	(413)
Less: net income attributable to noncontrolling interests	—	118	84	—	—	—	202

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$179	$140	$103	$(253)	$(5)	$(779)	$(615)

Segment assets	$2,899	$4,520	$2,987	$79,530	$12,115	$4,253	$106,304
Assets held for sale	—	—	—	—	—	127	127

Total assets	$2,899	$4,520	$2,987	$79,530	$12,115	$4,380	$106,431

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

2014	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$578	$515	$406	$3,169	$3	$29	$4,700
Net investment income	59	155	144	2,665	129	(10)	3,142
Net investment gains (losses)	—	(2)	3	41	(66)	2	(22)
Policy fees and other income	2	1	(16)	712	209	1	909

Total revenues	639	669	537	6,587	275	22	8,729

Benefits and other changes in policy reserves	357	102	78	5,820	37	24	6,418
Interest credited	—	—	—	618	119	—	737
Acquisition and operating expenses, net of deferrals	140	90	97	658	84	69	1,138
Amortization of deferred acquisition costs and intangibles	7	38	21	345	39	3	453
Goodwill impairment	—	—	—	849	—	—	849
Interest expense	—	21	10	87	1	314	433

Total benefits and expenses	504	251	206	8,377	280	410	10,028

Income (loss) from continuing operations before income taxes	135	418	331	(1,790)	(5)	(388)	(1,299)
Provision (benefit) for income taxes	44	111	248	(385)	(19)	(93)	(94)

Income (loss) from continuing operations	91	307	83	(1,405)	14	(295)	(1,205)
Income from discontinued operations, net of taxes	—	—	—	—	—	157	157

Net income (loss)	91	307	83	(1,405)	14	(138)	(1,048)
Less: net income attributable to noncontrolling interests	—	140	56	—	—	—	196

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$91	$167	$27	$(1,405)	$14	$(138)	$(1,244)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(b) Revenues of Major Product Groups

The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Revenues:
U.S. Mortgage Insurance segment	$726	$665	$639

Canada Mortgage Insurance segment	645	564	669

Australia Mortgage Insurance segment	440	474	537

U.S. Life Insurance segment:
Long-term care insurance	4,037	3,752	3,523
Life insurance	1,381	1,902	1,981
Fixed annuities	832	891	1,083

U.S. Life Insurance segment	6,250	6,545	6,587

Runoff segment	302	259	275

Corporate and Other activities	6	41	22

Total revenues	$8,369	$8,548	$8,729

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(c) Reconciliations

The following tables present the reconciliation of net loss available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Net loss available to Genworth Financial, Inc.’s common stockholders	$(277)	$(615)	$(1,244)
Add: net income attributable to noncontrolling interests	210	202	196

Net loss	(67)	(413)	(1,048)
Income (loss) from discontinued operations, net of taxes	(29)	(407)	157

Loss from continuing operations	(38)	(6)	(1,205)
Less: income from continuing operations attributable to noncontrolling interests	210	202	196

Loss from continuing operations available to Genworth Financial, Inc.’s common stockholders	(248)	(208)	(1,401)
Adjustments to loss from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(66)	30	8
Goodwill impairment	—	—	849
(Gains) losses from sale of businesses	(3)	140	—
(Gains) losses on early extinguishment of debt, net (2)	(48)	2	4
Losses from life block transactions	9	455	—
Expenses related to restructuring	22	8	—
Tax impact from potential business portfolio changes	—	—	205
Fees associated with bond consent solicitation	18	—	—
Taxes on adjustments	—	(172)	(63)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(316)	$255	$(398)

(1)	For the years ended December 31, 2016, 2015 and 2014, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(14) million, $(35) million and $(14) million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $20 million, $(10) million and zero, respectively.
(2)	For the years ended December 31, 2015 and 2014, (gains) losses on the early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $1 million and $2 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(Amounts in millions)	2016	2015	2014
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$250	$179	$91

Canada Mortgage Insurance segment	146	152	170

Australia Mortgage Insurance segment	62	102	200

U.S. Life Insurance segment:
Long-term care insurance	(200)	29	(815)
Life insurance	(83)	(80)	74
Fixed annuities	68	94	100

U.S. Life Insurance segment	(215)	43	(641)

Runoff segment	28	27	48
Corporate and Other activities	(587)	(248)	(266)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(316)	$255	$(398)

(d) Geographic Segment Information

We conduct our operations in the following geographic regions: (1) United States (2) Canada (3) Australia and (4) Other Countries.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following is a summary of geographic region activity as of or for the years ended December 31:

2016
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total International	Total
Total revenues	$7,270	$645	$440	$14	$1,099	$8,369

Income (loss) from continuing operations	$(447)	$294	$140	$(25)	$409	$(38)

Net income (loss)	$(494)	$294	$140	$(7)	$427	$(67)

Segment assets	$97,107	$4,884	$2,619	$48	$7,551	$104,658

Assets held for sale	$—	$—	$—	$—	$—	$—

Total assets	$97,107	$4,884	$2,619	$48	$7,551	$104,658

2015
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total International	Total
Total revenues	$7,483	$564	$474	$27	$1,065	$8,548

Income (loss) from continuing operations	$(430)	$258	$187	$(21)	$424	$(6)

Net income (loss)	$(430)	$258	$187	$(428)	$17	$(413)

Segment assets	$98,738	$4,520	$2,987	$59	$7,566	$106,304

Assets held for sale	$—	$—	$—	$127	$127	$127

Total assets	$98,738	$4,520	$2,987	$186	$7,693	$106,431

2014
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total International	Total
Total revenues	$7,487	$669	$537	$36	$1,242	$8,729

Income (loss) from continuing operations	$(1,570)	$307	$83	$(25)	$365	$(1,205)

Net income (loss)	$(1,570)	$307	$83	$132	$522	$(1,048)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(20) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2016 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues (1)	$1,785	$2,236	$2,150	$2,198

Total benefits and expenses (2)	$1,635	$1,885	$2,275	$2,254

Income (loss) from continuing operations (3)	$127	$241	$(347)	$(59)

Income (loss) from discontinued operations, net of taxes	$(19)	$(21)	$15	$(4)

Net income (loss) (3)	$108	$220	$(332)	$(63)

Net income attributable to noncontrolling interests	$55	$48	$48	$59

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (3)	$53	$172	$(380)	$(122)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.14	$0.39	$(0.79)	$(0.24)

Diluted	$0.14	$0.39	$(0.79)	$(0.24)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.11	$0.35	$(0.76)	$(0.25)

Diluted	$0.11	$0.34	$(0.76)	$(0.25)

Weighted-average common shares outstanding:
Basic	498.0	498.5	498.3	498.4
Diluted (4)	499.4	500.4	498.3	498.4

(1)	We completed our annual review of assumptions in the fourth quarter of 2016, which resulted in higher revenues of $6 million in our universal life insurance products. The updated assumptions reflected changes primarily to mortality experience in older age populations.
(2)	We completed our annual review of assumptions in the fourth quarter of 2016 as described above, which resulted in higher total benefits and expenses of $307 million in our universal and term universal life insurance products.
(3)	We completed our annual review of assumptions in the fourth quarter of 2016 as described above, which resulted in $196 million, net of taxes, of charges in our universal and term universal life insurance products.
(4)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2016 and December 31, 2016, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended September 30, 2016 and December 31, 2016, as the inclusion of shares for stock options, RSUs and SARs of 2.2 million and 2.5 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2016 and December 31, 2016, dilutive potential weighted-average common shares outstanding would have been 500.5 million and 500.9 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Our unaudited quarterly results of operations for the year ended December 31, 2015 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues (1)	$2,135	$2,157	$2,100	$2,156

Total benefits and expenses (2)	$1,841	$1,912	$2,451	$2,359

Income (loss) from continuing operations (3)	$203	$175	$(217)	$(167)

Income from discontinued operations, net of taxes (4)	$1	$(314)	$(21)	$(73)

Net income (loss) (3), (4)	$204	$(139)	$(238)	$(240)

Net income attributable to noncontrolling interests	$50	$54	$46	$52

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$154	$(193)	$(284)	$(292)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.31	$0.24	$(0.53)	$(0.44)

Diluted	$0.31	$0.24	$(0.53)	$(0.44)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.31	$(0.39)	$(0.57)	$(0.59)

Diluted	$0.31	$(0.39)	$(0.57)	$(0.59)

Weighted-average common shares outstanding:
Basic	497.0	497.4	497.4	497.6
Diluted (5)	498.9	499.3	497.4	497.6

(1)	We completed our annual review of assumptions in the fourth quarter of 2015, which primarily resulted in $12 million of higher revenue in our universal and term universal life insurance products. The updated assumptions reflected changes to persistency, long-term interest rates, mortality and other refinements.
(2)	We completed our annual review of assumptions in the fourth quarter of 2015, which primarily resulted in $310 million of charges, which included $60 million of corrections related to reinsurance inputs, in our universal and term universal life insurance products. The updated assumptions reflected changes to persistency, long-term interest rates, mortality and other refinements. We also recorded an expected loss of $140 million related to the planned sale of our mortgage insurance business in Europe in the fourth quarter of 2015.
(3)	We completed our annual review of assumptions in the fourth quarter of 2015, which primarily resulted in $194 million, net of taxes, of charges, which included $36 million, net of taxes, of corrections related to reinsurance inputs, in our universal and term universal life insurance products. We also recorded an expected loss of $134 million, net of taxes, related to the planned sale of our mortgage insurance business in Europe in the fourth quarter of 2015.
(4)	We completed the sale of our lifestyle protection insurance business on December 1, 2015 and recorded an additional loss of $63 million, net of taxes, in the fourth quarter of 2015. The additional loss in the fourth quarter of 2015 was primarily related to the write off of currency translation adjustments on a holding company that was not part of the sale but related to our lifestyle protection insurance business that was substantially liquidated after the completion of the sale.
(5)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2015 and December 31, 2015, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended September 30, 2015 and December 31, 2015, as the inclusion of shares for stock options, RSUs and SARs of 1.3 million and 1.4 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2015 and December 31, 2015, dilutive potential weighted-average common shares outstanding would have been 498.7 million and 499.0 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(21) Commitments and Contingencies

(a) Litigation and Regulatory Matters

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

In a complaint filed in July 2016, Genworth Financial, Inc., GLAIC, GLICNY and GLIC were named in a putative class action lawsuit captioned Estate of Helen F. Walsh, Deceased v. Genworth Financial, Inc., et al, in the United States District Court for the Northern District of Ohio, Eastern Division. The complaint alleged breach of contract involving optional inflation increase benefit riders on certain long-term care insurance policies and sought unspecified actual damages, declaratory relief, attorneys’ fees, costs and pre-judgment and post-judgment interest. On September 23, 2016, we filed a motion to transfer the action to Connecticut and a motion to dismiss the action. Pursuant to stipulation, on October 14, 2016, the court ordered the matter dismissed without prejudice.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Securities Litigation. On December 22, 2014, the lead plaintiffs filed an amended complaint. On February 5, 2015, we filed a motion to dismiss plaintiffs’ amended complaint. On May 1, 2015, the court denied the motion to dismiss. We engaged in mediation in the fourth quarter of 2015, continuing into the first quarter of 2016, and accrued $25 million in connection with this matter, during the fourth quarter of 2015, which was the amount of our self-insured retention on our executive and organizational liability insurance program. On March 11, 2016, in connection with the mediation, we reached an agreement in principle to settle the action. On April 1, 2016, the parties entered into a stipulation and agreement of settlement. The settlement provides for a full release of all defendants in connection with the allegations made in the lawsuit. We believe that the plaintiffs’ claims are without merit, but we have settled the lawsuit to avoid the burden, risk and expense of further litigation. The agreement provides for a settlement payment to the class of $219 million, inclusive of all plaintiffs’ attorneys fees and expenses and settlement costs, of which $150 million was paid by our insurance carriers, and $69 million pre-tax was paid by Genworth. Our payment was made into an escrow account during the first quarter of 2016. We also incurred additional legal fees and expenses of approximately $10 million pre-tax, for a total additional pre-tax incurred amount of $79 million in the first quarter of 2016. On April 13, 2016, the court granted plaintiffs’ motion for preliminary approval of the settlement, provisional certification of the class for settlement purposes only, and issuance of notice to settlement class members. The court held a hearing on July 20, 2016 and approved the settlement. On September 26, 2016, the court entered final judgment in the action. The time to appeal the entry of this judgment expired on October 26, 2016. As a result of the approved settlement, all coverage available to Genworth under our 2014 executive and organizational liability insurance program was exhausted. Therefore, Genworth does not have coverage under the program to pay any future settlements or judgments in relation to litigation brought during the 2014 policy year, including the City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al., case discussed below.

In April 2014, Genworth Financial, Inc., its former chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al., in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. The United States District Court for the Southern District of New York appointed City of Hialeah Employees’ Retirement System and New Bedford Contributory Retirement System as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On October 3, 2014, the lead plaintiffs filed an amended complaint. On December 2, 2014, we filed a motion to dismiss plaintiffs’ amended complaint. On March 25, 2015, the United States District Court for the Southern District of New York denied the motion but entered an order dismissing the amended complaint with leave to replead. On April 17, 2015, plaintiffs filed a second amended complaint. We filed a motion to dismiss the second amended complaint and on June 16, 2015, the court denied the motion to dismiss. On January 22, 2016, we filed a motion for reconsideration of the court’s June 16, 2015 order denying our motion to dismiss which the court denied on March 3, 2016. On January 29, 2016, plaintiffs filed a motion for class certification which we opposed. On March 7, 2016, the court granted plaintiffs’ motion for class certification. The parties are engaged in settlement discussions. However, if those discussions are unsuccessful, we intend to vigorously defend this action. As discussed above, we have exhausted all coverage under our 2014 executive and organizational liability insurance program applicable to this case; therefore, there is no insurance coverage for Genworth with respect to any settlement or judgment amount related to this litigation.

In January 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by International Union of Operating Engineers Local No. 478 Pension Fund,

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Richard L. Salberg and David Pinkoski in the Court of Chancery of the State of Delaware. The case was captioned Int’l Union of Operating Engineers Local No. 478 Pension Fund, et al v. McInerney, et al. In February 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its former chief financial officer and current and former members of its board of directors were named in a second shareholder derivative suit filed by Martin Cohen in the Court of Chancery of the State of Delaware. The case was captioned Cohen v. McInerney, et al. On February 23, 2016, the Court of Chancery of the State of Delaware consolidated these derivative suits under the caption Genworth Financial, Inc. Consolidated Derivative Litigation. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. The amended consolidated complaint also adds Genworth’s current chief financial officer as a defendant, based on the current chief financial officer’s alleged conduct in her former capacity as Genworth’s controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016. Thereafter, plaintiffs filed a substantially similar second amended complaint which we moved to dismiss on September 16, 2016. The motion is fully briefed and awaiting disposition by the court.

In October 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its current chief financial officer, its former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by Esther Chopp in the Court of Chancery of the State of Delaware. The case is captioned Chopp v. McInerney, et al. The complaint alleges that Genworth’s board of directors wrongfully refused plaintiff’s demand to commence litigation on behalf of Genworth and asserts claims for breaches of fiduciary duties, waste, contribution and indemnification, and unjust enrichment concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business, and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. We filed a motion to dismiss on November 14, 2016.

In November 2016, Genworth Financial, Inc., its chief executive officer and members of its current board of directors were named in two putative class action lawsuits captioned Faverman v. Genworth Financial, Inc., et al and Ratliff v. Genworth Financial, Inc., et al, in the United States District Court for the Eastern District of Virginia, Richmond Division. The plaintiffs in those actions allege breach of fiduciary duty and seek to enjoin the acquisition of the publicly owned shares of Genworth Financial, Inc. common stock by Asia Pacific Global Capital Co., Ltd., through its wholly-owned subsidiary, Asia Pacific Global Capital USA Corporation. Both lawsuits seek unspecified damages, costs, attorneys’ fees, experts’ fees and such other and further equitable relief as the court may deem proper. On November 15, 2016, the plaintiff in the Faverman action filed a voluntary dismissal without prejudice. On November 22, 2016, the plaintiff in the Ratliff action filed a voluntary dismissal without prejudice.

In December 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, two former chief financial officers, and two of its insurance subsidiaries were named as defendants in a putative class action lawsuit captioned Leifer, et al v. Genworth Financial, Inc., et al, in the United States District Court for the Eastern District of Virginia, Richmond Division. Plaintiffs allege that the defendants’ financial disclosures and alleged misrepresentations concerning Genworth’s long-term care insurance reserves caused harm to current and former long-term care insurance policyholders and seek unspecified damages, declaratory and injunctive relief, attorneys’ fees, costs and pre-judgment and post-judgment interest. We intend to vigorously defend this action.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

In January 2017, two putative stockholder class action lawsuits, captioned Rice v. Genworth Financial Incorporated, et al, and James v. Genworth Financial, Inc. et al, were filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. A third putative stockholder class action lawsuit captioned Rosenfeld Family Trust v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors. In February 2017, a fourth putative class action lawsuit captioned Chopp v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors and a fifth putative class action lawsuit captioned Ratliff v. Genworth Financial, Inc. et al, was filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. The complaints in all five actions allege, among other things, that the preliminary proxy statement filed by Genworth with the SEC on December 21, 2016 contains false and/or materially misleading statements and/or omits material information. The complaints assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and seek equitable relief, including declaratory and injunctive relief, and an award of attorneys’ fees and expenses. On February 2, 2017, the plaintiff in Rice filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 10, 2017, defendants filed an opposition to the preliminary injunction motion in the Rice action. Also on February 10, 2017, the plaintiff in Rosenfeld Family Trust filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 14, 2017, defendants filed a motion to transfer the Rosenfeld Family Trust action to the Eastern District of Virginia. On February 15, 2017, defendants filed a motion to transfer the Chopp action to the Eastern District of Virginia. On February 21, 2017, the parties to the Eastern District of Virginia actions (Rice, James and Ratliff) reached an agreement in principle to resolve the pending preliminary injunction motion in the Eastern District of Virginia through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction. On February 22, 2017, the plaintiffs in the Eastern District of Virginia withdrew their preliminary injunction motion in consideration of the agreed disclosures to be filed in a Form 8-K by February 24, 2017. Also on February 22, 2017, the court in the District of Delaware suspended briefing on the motion for preliminary injunction in the Rosenfeld Family Trust action and entered an order transferring the Rosenfeld Family Trust and Chopp actions to the Eastern District of Virginia.

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

(b) Commitments

As of December 31, 2016, we were committed to fund $201 million in limited partnership investments, $39 million in U.S. commercial mortgage loan investments and $34 million in private placement investments.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

(22) Changes In Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2016	$1,254	$2,045	$(289)	$3,010
OCI before reclassifications	54	120	54	228
Amounts reclassified from (to) OCI	(57)	(80)	—	(137)

Current period OCI	(3)	40	54	91

Balances as of December 31, 2016 before noncontrolling interests	1,251	2,085	(235)	3,101
Less: change in OCI attributable to noncontrolling interests	(11)	—	18	7

Balances as of December 31, 2016	$1,262	$2,085	$(253)	$3,094

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2015	$2,453	$2,070	$(77)	$4,446
OCI before reclassifications	(1,218)	50	(530)	(1,698)
Amounts reclassified from (to) OCI	5	(75)	—	(70)

Current period OCI	(1,213)	(25)	(530)	(1,768)

Balances as of December 31, 2015 before noncontrolling interests	1,240	2,045	(607)	2,678
Less: change in OCI attributable to noncontrolling interests	(14)	—	(318)	(332)

Balances as of December 31, 2015	$1,254	$2,045	$(289)	$3,010

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2014	$926	$1,319	$297	$2,542
OCI before reclassifications	1,595	788	(537)	1,846
Amounts reclassified from (to) OCI	(12)	(37)	—	(49)

Current period OCI	1,583	751	(537)	1,797

Balances as of December 31, 2014 before noncontrolling interests	2,509	2,070	(240)	4,339
Less: change in OCI attributable to noncontrolling interests	56	—	(163)	(107)

Balances as of December 31, 2014	$2,453	$2,070	$(77)	$4,446

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance in the charts above included $(11) million, $(5) million and $(37) million, respectively, net of taxes of $5 million, $3 million and $14 million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2016, 2015 and 2014. The balance also included taxes of $19 million, $63 million and $10 million, respectively, related to foreign currency translation adjustments as of December 31, 2016, 2015 and 2014.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the consolidated statements of income
	Years ended December 31,
(Amounts in millions)	2016	2015	2014
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(88)	$7	$(19)	Net investment (gains) losses
(Provision) benefit for income taxes	31	(2)	7	(Provision) benefit for income taxes

Total	$(57)	$5	$(12)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(112)	$(85)	$(63)	Net investment income
Interest rate swaps hedging assets	(2)	—	(2)	Net investment (gains) losses
Interest rate swaps hedging liabilities	—	—	(1)	Interest expense
Inflation indexed swaps	(2)	—	9	Net investment income
Inflation indexed swaps	(7)	—	—	Net investment (gains) losses
Forward bond purchase commitments	—	(1)	—	Net investment income
Forward bond purchase commitments	—	(32)	—	Net investment (gains) losses
(Provision) benefit for income taxes	43	43	20	(Provision) benefit for income taxes

Total	$(80)	$(75)	$(37)

(1)	Amounts exclude adjustments to DAC, PVFP, sales inducements and benefit reserves.

(23) Noncontrolling Interests

Canada

In July 2009, Genworth Canada, our indirect subsidiary, completed an IPO of its common shares and we beneficially owned 57.5% of the common shares of Genworth Canada through subsidiaries. We currently hold approximately 57.2% of the outstanding common shares of Genworth Canada on a consolidated basis through subsidiaries. In addition, we have the right, exercisable at our discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then-current market price. We also have a right of first refusal with respect to the transfer of these common shares of Genworth Canada by our U.S. mortgage insurance companies.

In April 2016, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

considered advisable, purchase from time to time through May 4, 2017, up to an aggregate of approximately 4.6 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we intend to participate in the NCIB in order to maintain our overall ownership at its current level.

During 2015, Genworth Canada repurchased 1.4 million of its shares for CAD$50 million through a NCIB authorized by its board for up to 4.7 million shares. We participated in the NCIB in order to maintain our overall ownership percentage and received $23 million in cash.

During 2014, Genworth Canada repurchased 1.9 million shares for CAD$75 million through a NCIB authorized by its board for up to 4.7 million shares. We participated in the NCIB in order to maintain our overall ownership percentage at its then current level and received $38 million in cash.

In 2016, 2015 and 2014, dividends of $50 million, $49 million and $69 million, respectively, were paid to the noncontrolling interests of Genworth Canada.

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

On June 1, 2016, Genworth Australia completed a capital management initiative of AUD$202 million representing a return of capital of AUD$0.34 per share. As a result of the return of capital every one share was converted into 0.8555 shares. We received $76 million for our portion of the capital reduction and our ownership percentage remained at 52.0%.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Consistent with applicable accounting guidance, changes in noncontrolling interests that do not result in a change of control are accounted for as equity transactions. When there are changes in noncontrolling interests of a subsidiary that do not result in a change of control, any difference between carrying value and fair value related to the change in ownership is recorded as an adjustment to stockholders’ equity. A summary of the changes in ownership interests and the effect on stockholders’ equity as a result of the IPO of Genworth Australia was as follows for the years ended December 31:

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

In 2016, 2015 and 2014, dividends of $88 million, $108 million and $6 million, respectively, were paid to the noncontrolling interests of Genworth Australia.

(24) Sale of Businesses

European mortgage insurance business

On May 9, 2016, we completed the sale of our European mortgage insurance business to AmTrust Financial Services, Inc. and received net proceeds of approximately $50 million. As the held-for-sale criteria were satisfied during 2015, we recorded an estimated after-tax loss of approximately $141 million related to the sale, net of taxes of $1 million. In accordance with the accounting guidance for groups of assets that are held-for-sale, we recorded an impairment of $135 million in 2015 to record the carrying value of the business at its fair value, which was based on estimated proceeds less $5 million closing costs. Upon completion of the sale, we recorded an additional pre-tax loss of $9 million and a tax benefit of $27 million primarily related to the reversal of a deferred tax valuation allowance for a total net after-tax gain of $18 million in 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The major assets and liability categories of our European mortgage insurance business were as follows as of December 31:

(Amounts in millions)	2016	2015
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$195
Other invested assets	—	6

Total investments	—	201
Cash and cash equivalents	—	28
Accrued investment income	—	3
Reinsurance recoverable	—	21
Other assets	—	14

Assets held for sale	—	267
Fair value less closing costs impairment	—	(140)

Total assets held for sale	$—	$127

Liabilities
Liability for policy and contract claims	$—	$56
Unearned premiums	—	58
Other liabilities	—	12
Deferred tax liability	—	1

Liabilities held for sale	$—	$127

Deferred tax liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in liabilities of continuing operations and not reflected in liabilities held for sale.

Lifestyle protection insurance

On December 1, 2015, we completed the sale of our lifestyle protection insurance business and received approximately $493 million with net proceeds of approximately $400 million. During 2015, we recorded an after-tax loss of approximately $381 million, net of taxes of $155 million. In 2016, we finalized the closing balance sheet and purchase price adjustments and recorded an after-tax loss of $29 million which primarily related to tax items and claim liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Summary operating results of discontinued operations were as follows for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Revenues:
Premiums	$—	$627	$731
Net investment income	—	74	100
Net investment gains (losses)	—	—	2
Policy fees and other income	—	—	3

Total revenues	—	701	836

Benefits and expenses:
Benefits and other changes in policy reserves	—	182	202
Acquisition and operating expenses	—	396	447
Amortization of deferred acquisition costs and intangibles	—	83	118
Interest expense	—	29	46

Total benefits and expenses	—	690	813

Income before income taxes and loss on sale	—	11	23
Provision (benefit) for income taxes	—	37	(134)

Income (loss) before loss on sale	—	(26)	157
Loss on sale, net of taxes	(29)	(381)	—

Income (loss) from discontinued operations, net of taxes	$(29)	$(407)	$157

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

(25) Condensed Consolidating Financial Information

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any, and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. Genworth Financial also provides a full

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes.

The following condensed consolidating financial information of Genworth Financial and its direct and indirect subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial information of Regulation S-X. The condensed consolidating financial information has been prepared as if the guarantee had been in place during the periods presented herein.

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of December 31, 2016 and 2015 and the condensed consolidating income statement information, condensed consolidating comprehensive income statement information and condensed consolidating cash flow statement information for the years ended December 31, 2016, 2015 and 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the condensed consolidating balance sheet information as of December 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$60,772	$(200)	$60,572
Equity securities available-for-sale, at fair value	—	—	632	—	632
Commercial mortgage loans	—	—	6,111	—	6,111
Restricted commercial mortgage loans related to securitization entities	—	—	129	—	129
Policy loans	—	—	1,742	—	1,742
Other invested assets	—	105	1,966	—	2,071
Restricted other invested assets related to securitization entities, at fair value	—	—	312	—	312
Investments in subsidiaries	12,730	12,308	—	(25,038)	—

Total investments	12,730	12,413	71,664	(25,238)	71,569
Cash and cash equivalents	—	998	1,786	—	2,784
Accrued investment income	—	—	663	(4)	659
Deferred acquisition costs	—	—	3,571	—	3,571
Intangible assets and goodwill	—	—	348	—	348
Reinsurance recoverable	—	—	17,755	—	17,755
Other assets	9	134	530	—	673
Intercompany notes receivable	—	84	67	(151)	—
Deferred tax assets	28	—	(28)	—	—
Separate account assets	—	—	7,299	—	7,299

Total assets	$12,767	$13,629	$103,655	$(25,393)	$104,658

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$37,063	$—	$37,063
Policyholder account balances	—	—	25,662	—	25,662
Liability for policy and contract claims	—	—	9,256	—	9,256
Unearned premiums	—	—	3,378	—	3,378
Other liabilities	39	301	2,581	(5)	2,916
Intercompany notes payable	84	267	—	(351)	—
Borrowings related to securitization entities	—	—	74	—	74
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,716	464	—	4,180
Deferred tax liability	—	(816)	869	—	53
Separate account liabilities	—	—	7,299	—	7,299

Total liabilities	123	3,468	86,956	(356)	90,191

Equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,962	9,097	20,252	(29,349)	11,962
Accumulated other comprehensive income (loss)	3,094	3,135	3,116	(6,251)	3,094
Retained earnings	287	(2,071)	(8,792)	10,863	287
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,644	10,161	14,576	(24,737)	12,644
Noncontrolling interests	—	—	2,123	(300)	1,823

Total equity	12,644	10,161	16,699	(25,037)	14,467

Total liabilities and equity	$12,767	$13,629	$103,655	$(25,393)	$104,658

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the condensed consolidating income statement information for the year ended December 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,160	$—	$4,160
Net investment income	(3)	2	3,175	(15)	3,159
Net investment gains (losses)	—	(1)	73	—	72
Policy fees and other income	—	(8)	986	—	978

Total revenues	(3)	(7)	8,394	(15)	8,369

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,245	—	5,245
Interest credited	—	—	696	—	696
Acquisition and operating expenses, net of deferrals	153	38	1,082	—	1,273
Amortization of deferred acquisition costs and intangibles	—	—	498	—	498
Interest expense	1	278	73	(15)	337

Total benefits and expenses	154	316	7,594	(15)	8,049

Income (loss) from continuing operations before income taxes and equity in loss of subsidiaries	(157)	(323)	800	—	320
Provision (benefit) for income taxes	(47)	71	334	—	358
Equity in loss of subsidiaries	(166)	(53)	—	219	—

Income (loss) from continuing operations	(276)	(447)	466	219	(38)
Loss from discontinued operations, net of taxes	(1)	(12)	(16)	—	(29)

Net income (loss)	(277)	(459)	450	219	(67)
Less: net income attributable to noncontrolling interests	—	—	210	—	210

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(277)	$(459)	$240	$219	$(277)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the condensed consolidating income statement information for the year ended December 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,579	$—	$4,579
Net investment income	(3)	1	3,154	(14)	3,138
Net investment gains (losses)	—	43	(118)	—	(75)
Policy fees and other income	—	(32)	940	(2)	906

Total revenues	(3)	12	8,555	(16)	8,548

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,149	—	5,149
Interest credited	—	—	720	—	720
Acquisition and operating expenses, net of deferrals	32	2	1,275	—	1,309
Amortization of deferred acquisition costs and intangibles	—	—	966	—	966
Interest expense	—	307	128	(16)	419

Total benefits and expenses	32	309	8,238	(16)	8,563

Income (loss) from continuing operations before income taxes and equity in loss of subsidiaries	(35)	(297)	317	—	(15)
Provision (benefit) for income taxes	(8)	(103)	102	—	(9)
Equity in loss of subsidiaries	(579)	(463)	—	1,042	—

Income (loss) from continuing operations	(606)	(657)	215	1,042	(6)
Loss from discontinued operations, net of taxes	(9)	—	(398)	—	(407)

Net loss	(615)	(657)	(183)	1,042	(413)
Less: net income attributable to noncontrolling interests	—	—	202	—	202

Net loss available to Genworth Financial, Inc.’s common stockholders	$(615)	$(657)	$(385)	$1,042	$(615)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the condensed consolidating income statement information for the year ended December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,700	$—	$4,700
Net investment income	(2)	—	3,159	(15)	3,142
Net investment gains (losses)	—	4	(26)	—	(22)
Policy fees and other income	—	(4)	914	(1)	909

Total revenues	(2)	—	8,747	(16)	8,729

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	6,418	—	6,418
Interest credited	—	—	737	—	737
Acquisition and operating expenses, net of deferrals	21	—	1,117	—	1,138
Amortization of deferred acquisition costs and intangibles	—	—	453	—	453
Goodwill impairment	—	—	849	—	849
Interest expense	—	321	128	(16)	433

Total benefits and expenses	21	321	9,702	(16)	10,028

Loss from continuing operations before income taxes and equity in loss of subsidiaries	(23)	(321)	(955)	—	(1,299)
Provision (benefit) for income taxes	(8)	(112)	30	(4)	(94)
Equity in loss of subsidiaries	(1,229)	(1,147)	—	2,376	—

Loss from continuing operations	(1,244)	(1,356)	(985)	2,380	(1,205)
Income from discontinued operations, net of taxes	—	—	157	—	157

Net loss	(1,244)	(1,356)	(828)	2,380	(1,048)
Less: net income attributable to noncontrolling interests	—	—	196	—	196

Net loss available to Genworth Financial, Inc.’s common stockholders	$(1,244)	$(1,356)	$(1,024)	$2,380	$(1,244)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(277)	$(459)	$450	$219	$(67)

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	17	14	7	(32)	6
Net unrealized gains (losses) on other-than-temporarily impaired securities	(9)	(6)	(9)	15	(9)
Derivatives qualifying as hedges	40	39	43	(82)	40
Foreign currency translation and other adjustments	36	(28)	54	(8)	54

Total other comprehensive income (loss)	84	19	95	(107)	91

Total comprehensive income (loss)	(193)	(440)	545	112	24
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	217	—	217

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(193)	$(440)	$328	$112	$(193)

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net loss	$(615)	$(657)	$(183)	$1,042	$(413)

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,181)	(1,158)	(1,210)	2,340	(1,209)
Net unrealized gains (losses) on other-than- temporarily impaired securities	(4)	(4)	(4)	8	(4)
Derivatives qualifying as hedges	(25)	(24)	(19)	43	(25)
Foreign currency translation and other adjustments	(250)	(171)	(530)	421	(530)

Total other comprehensive income (loss)	(1,460)	(1,357)	(1,763)	2,812	(1,768)

Total comprehensive income (loss)	(2,075)	(2,014)	(1,946)	3,854	(2,181)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	(106)	—	(106)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(2,075)	$(2,014)	$(1,840)	$3,854	$(2,075)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net loss	$(1,244)	$(1,356)	$(828)	$2,380	$(1,048)

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,539	1,510	1,573	(3,049)	1,573
Net unrealized gains (losses) on other-than- temporarily impaired securities	10	11	10	(21)	10
Derivatives qualifying as hedges	751	751	794	(1,545)	751
Foreign currency translation and other adjustments	(339)	(273)	(537)	612	(537)

Total other comprehensive income (loss)	1,961	1,999	1,840	(4,003)	1,797

Total comprehensive income (loss)	717	643	1,012	(1,623)	749
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	32	—	32

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$717	$643	$980	$(1,623)	$717

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(277)	$(459)	$450	$219	$(67)
Less loss from discontinued operations, net of taxes	1	12	16	—	29
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in loss from subsidiaries	166	53	—	(219)	—
Dividends from subsidiaries	—	250	(250)	—	—
(Gain) loss on sale of businesses	—	1	(27)	—	(26)
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	4	(142)	—	(138)
Net investment (gains) losses	—	1	(73)	—	(72)
Charges assessed to policyholders	—	—	(782)	—	(782)
Acquisition costs deferred	—	—	(150)	—	(150)
Amortization of deferred acquisition costs and intangibles	—	—	498	—	498
Deferred income taxes	(6)	233	(82)	—	145
Net increase in trading securities, held-for-sale investments and derivative instruments	—	5	704	—	709
Stock-based compensation expense	23	—	9	—	32
Change in certain assets and liabilities:
Accrued investment income and other assets	(9)	98	(445)	(2)	(358)
Insurance reserves	—	—	1,315	—	1,315
Current tax liabilities	—	42	(10)	—	32
Other liabilities, policy and contract claims and other policy-related balances	20	(63)	723	5	685

Net cash from operating activities	(82)	177	1,754	3	1,852

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	3,739	—	3,889
Commercial mortgage loans	—	—	700	—	700
Restricted commercial mortgage loans related to securitization entities	—	—	32	—	32
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	5,629	—	5,629
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(11,529)	—	(11,529)
Commercial mortgage loans	—	—	(649)	—	(649)
Other invested assets, net	—	—	(151)	(3)	(154)
Policy loans, net	—	—	(77)	—	(77)
Intercompany notes receivable	—	(82)	—	82	—
Proceeds from sale of businesses, net of cash transferred	—	1	38	—	39

Net cash from investing activities	—	69	(2,268)	79	(2,120)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	1,349	—	1,349
Withdrawals from universal life and investment contracts	—	—	(2,004)	—	(2,004)
Redemption and repurchase of non-recourse funding obligations	—	—	(1,620)	—	(1,620)
Repayment and repurchase of long-term debt	—	(326)	(36)	—	(362)
Repayment of borrowings related to securitization entities	—	—	(42)	—	(42)
Proceeds from intercompany notes payable	82	—	—	(82)	—
Return of capital to noncontrolling interests	—	—	(70)	—	(70)
Dividends paid to noncontrolling interests	—	—	(138)	—	(138)
Other, net	—	(46)	2	—	(44)

Net cash from financing activities	82	(372)	(2,559)	(82)	(2,931)

Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)

Net change in cash and cash equivalents	—	(126)	(3,083)	—	(3,209)
Cash and cash equivalents at beginning of period	—	1,124	4,869	—	5,993

Cash and cash equivalents at end of period	$—	$998	$1,786	$—	$2,784

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(615)	$(657)	$(183)	$1,042	$(413)
Less loss from discontinued operations, net of taxes	9	—	398	—	407
Adjustments to reconcile net loss to net cash from operating activities:
Equity in loss from subsidiaries	579	463	—	(1,042)	—
Dividends from subsidiaries	—	530	(530)	—	—
Loss on sale of businesses	—	—	141	—	141
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(106)	—	(106)
Net investment (gains) losses	—	(43)	118	—	75
Charges assessed to policyholders	—	—	(788)	—	(788)
Acquisition costs deferred	—	—	(293)	—	(293)
Amortization of deferred acquisition costs and intangibles	—	—	966	—	966
Deferred income taxes	(4)	(65)	(127)	—	(196)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	41	(280)	—	(239)
Stock-based compensation expense	21	—	(5)	—	16
Change in certain assets and liabilities:
Accrued investment income and other assets	3	13	(123)	1	(106)
Insurance reserves	—	—	1,847	—	1,847
Current tax liabilities	(3)	18	(30)	—	(15)
Other liabilities, policy and contract claims and other policy-related balances	2	(38)	328	1	293
Cash from operating activities—held for sale	—	—	2	—	2

Net cash from operating activities	(8)	262	1,335	2	1,591

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	1	4,540	—	4,541
Commercial mortgage loans	—	—	882	—	882
Restricted commercial mortgage loans related to securitization entities	—	—	41	—	41
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	4,391	—	4,391
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(9,750)	—	(9,750)
Commercial mortgage loans	—	—	(956)	—	(956)
Other invested assets, net	—	(100)	277	(2)	175
Policy loans, net	—	—	25	—	25
Intercompany notes receivable	9	265	(63)	(211)	—
Capital contributions to subsidiaries	—	(25)	25	—	—
Proceeds from sale of businesses, net of cash transferred	—	—	273	—	273
Payments for businesses purchased, net of cash acquired	—	(197)	197	—	—
Cash from investing activities—held for sale	—	—	(26)	—	(26)

Net cash from investing activities	9	(56)	(144)	(213)	(404)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	2,257	—	2,257
Withdrawals from universal life and investment contracts	—	—	(2,144)	—	(2,144)
Redemption and repurchase of non-recourse funding obligations	—	—	(61)	—	(61)
Proceeds from the issuance of long-term debt	—	—	150	—	150
Repayment and repurchase of long-term debt	—	(50)	(70)	—	(120)
Repayment of borrowings related to securitization entities	—	—	(36)	—	(36)
Proceeds from intercompany notes payable	2	54	(267)	211	—
Repurchase of subsidiary shares	—	—	(68)	—	(68)
Dividends paid to noncontrolling interests	—	—	(157)	—	(157)
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	—	226	—	226
Other, net	(3)	(39)	(56)	—	(98)
Cash from financing activities—held for sale	—	—	9	—	9

Net cash from financing activities	(1)	(35)	(217)	211	(42)

Effect of exchange rate changes on cash and cash equivalents	—	—	(70)	—	(70)

Net change in cash and cash equivalents	—	171	904	—	1,075
Cash and cash equivalents at beginning of period	—	953	3,965	—	4,918

Cash and cash equivalents at end of period	—	1,124	4,869	—	5,993
Less cash and cash equivalents held for sale at end of period	—	—	28	—	28

Cash and cash equivalents of continuing operations at end of period	$—	$1,124	$4,841	$—	$5,965

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(1,244)	$(1,356)	$(828)	$2,380	$(1,048)
Less income from discontinued operations, net of taxes	—	—	(157)	—	(157)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in loss from subsidiaries	1,229	1,147	—	(2,376)	—
Dividends from subsidiaries	—	630	(630)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(111)	—	(111)
Net investment (gains) losses	—	(4)	26	—	22
Charges assessed to policyholders	—	—	(777)	—	(777)
Acquisition costs deferred	—	—	(383)	—	(383)
Amortization of deferred acquisition costs and intangibles	—	—	453	—	453
Goodwill impairment	—	—	849	—	849
Deferred income taxes	4	(146)	(195)	(4)	(341)
Net increase in trading securities, held-for-sale investments and derivative instruments	—	1	205	—	206
Stock-based compensation expense	21	—	7	—	28
Change in certain assets and liabilities:
Accrued investment income and other assets	(4)	(9)	(151)	1	(163)
Insurance reserves	—	—	2,497	—	2,497
Current tax liabilities	(2)	(77)	(117)	—	(196)
Other liabilities, policy and contract claims and other policy-related balances	11	91	1,421	(6)	1,517
Cash from operating activities—held for sale	—	—	42	—	42

Net cash from operating activities	15	277	2,151	(5)	2,438

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	5,048	—	5,198
Commercial mortgage loans	—	—	765	—	765
Restricted commercial mortgage loans related to securitization entities	—	—	32	—	32
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,386	—	2,386
Purchases and originations of investments:
Fixed maturity and equity securities	—	(150)	(9,038)	—	(9,188)
Commercial mortgage loans	—	—	(967)	—	(967)
Other invested assets, net	—	—	(40)	5	(35)
Policy loans, net	—	—	12	—	12
Intercompany notes receivable	(1)	(19)	(2)	22	—
Capital contributions to subsidiaries	(12)	—	12	—	—
Cash from investing activities—held for sale	—	—	(39)	—	(39)

Net cash from investing activities	(13)	(19)	(1,831)	27	(1,836)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	2,993	—	2,993
Withdrawals from universal life and investment contracts	—	—	(2,588)	—	(2,588)
Redemption and repurchase of non-recourse funding obligations	—	—	(42)	—	(42)
Proceeds from the issuance of long-term debt	—	—	144	—	144
Repayment and repurchase of long-term debt	—	(485)	(136)	—	(621)
Repayment of borrowings related to securitization entities	—	—	(32)	—	(32)
Proceeds from intercompany notes payable	—	3	19	(22)	—
Repurchase of subsidiary shares	—	—	(28)	—	(28)
Dividends paid to noncontrolling interests	—	—	(75)	—	(75)
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	—	517	—	517
Other, net	(2)	(42)	14	—	(30)
Cash from financing activities—held for sale	—	—	(33)	—	(33)

Net cash from financing activities	(2)	(524)	753	(22)	205

Effect of exchange rate changes on cash and cash equivalents	—	—	(103)	—	(103)

Net change in cash and cash equivalents	—	(266)	970	—	704
Cash and cash equivalents at beginning of period	—	1,219	2,995	—	4,214

Cash and cash equivalents at end of period	—	953	3,965	—	4,918
Less cash and cash equivalents held for sale at end of period	—	—	273	—	273

Cash and cash equivalents of continuing operations at end of period	$—	$953	$3,692	$—	$4,645

For information on significant restrictions on dividends by, or loans or advances from, subsidiaries of Genworth Financial and Genworth Holdings, and the restricted net assets of those subsidiaries, see note 18.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

Under date of February 27, 2017, we reported on the consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia

February 27, 2017

Schedule I

Genworth Financial, Inc.

Summary of Investments—Other Than Investments in Related Parties

(Amounts in millions)

As of December 31, 2016, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$5,439	$6,036	$6,036
State and political subdivisions	2,515	2,647	2,647
Non-U.S. government	2,024	2,107	2,107
Public utilities	5,077	5,519	5,519
All other corporate bonds	41,959	44,263	44,263

Total fixed maturity securities	57,014	60,572	60,572
Equity securities	628	632	632
Commercial mortgage loans	6,111	xxxxx	6,111
Restricted commercial mortgage loans related to securitization entities	129	xxxxx	129
Policy loans	1,742	xxxxx	1,742
Other invested assets (1)	1,405	xxxxx	2,071
Restricted other invested assets related to securitization entities	312	xxxxx	312

Total investments	$67,341	xxxxx	$71,569

(1)	The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Balance Sheets

(Amounts in millions)

	December 31,
	2016	2015
Assets
Investments in subsidiaries	$12,730	$12,814
Deferred tax asset	28	25
Other assets	9	—

Total assets	$12,767	$12,839

Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$39	$13
Intercompany notes payable	84	2

Total liabilities	123	15

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	11,962	11,949

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,253	1,236
Net unrealized gains (losses) on other-than-temporarily impaired securities	9	18

Net unrealized investment gains (losses)	1,262	1,254

Derivatives qualifying as hedges	2,085	2,045
Foreign currency translation and other adjustments	(253)	(289)

Total accumulated other comprehensive income (loss)	3,094	3,010
Retained earnings	287	564
Treasury stock, at cost	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,644	12,824

Total liabilities and stockholders’ equity	$12,767	$12,839

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Income

(Amounts in millions)

	Years ended December 31,
	2016	2015	2014
Revenues:
Net investment income	$(3)	$(3)	$(2)

Total revenues	(3)	(3)	(2)

Expenses:
Acquisition and operating expenses, net of deferrals	153	32	21
Interest expense	1	—	—

Total expenses	154	32	21

Loss before income taxes and equity in loss of subsidiaries	(157)	(35)	(23)
Benefit from income taxes	(47)	(8)	(8)
Equity in loss of subsidiaries	(166)	(579)	(1,229)
Loss from discontinued operations, net of taxes	(1)	(9)	—

Net loss available to Genworth Financial, Inc.’s common stockholders	$(277)	$(615)	$(1,244)

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Comprehensive Income

(Amounts in millions)

	Years ended December 31,
	2016	2015	2014
Net loss available to Genworth Financial, Inc.’s common stockholders	$(277)	$(615)	$(1,244)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	17	(1,181)	1,539
Net unrealized gains (losses) on other-than-temporarily impaired securities	(9)	(4)	10
Derivatives qualifying as hedges	40	(25)	751
Foreign currency translation and other adjustments	36	(250)	(339)

Total other comprehensive income (loss)	84	(1,460)	1,961

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(193)	$(2,075)	$717

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss available to Genworth Financial, Inc.’s common stockholders	$(277)	$(615)	$(1,244)
Less loss from discontinued operations, net of taxes	1	9	—
Adjustments to reconcile net loss available to Genworth Financial, Inc.’s common stockholders to net cash from operating activities:
Equity in loss from subsidiaries	166	579	1,229
Deferred income taxes	(6)	(4)	4
Stock-based compensation expense	23	21	21
Change in certain assets and liabilities:
Accrued investment income and other assets	(9)	3	(4)
Current tax liabilities	—	(3)	(2)
Other liabilities and other policy-related balances	20	2	11

Net cash from operating activities	(82)	(8)	15

Cash flows from investing activities:
Intercompany notes receivable	—	9	(1)
Capital contribution paid to subsidiaries	—	—	(12)

Net cash from investing activities	—	9	(13)

Cash flows from financing activities:
Other, net	—	(3)	(2)
Intercompany notes payable	82	2	—

Net cash from financing activities	82	(1)	(2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—

Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2016, 2015 and 2014

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

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“the Parent”), a limited liability company incorporated in the People’s Republic of China, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Parent. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of the Parent. The Parent is a newly formed subsidiary of China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. The transaction is subject to approval by our stockholders as well as other closing conditions, including the receipt of required regulatory approvals in the U.S., China, and other international markets. Both parties are engaging with regulators regarding the applications and the pending transaction. Genworth and China Oceanwide continue to expect the transaction to close by mid-2017.

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

(3) Income Taxes

As of December 31, 2016 and 2015, Genworth Financial had a deferred tax asset of $28 million and $25 million, respectively, primarily comprised of share-based compensation. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes. Genworth Financial’s current income tax receivable was zero as of December 31, 2016 and 2015. Net cash received for taxes was $41 million, $1 million and $23 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2016
U.S. Mortgage Insurance	$28	$—	$—	$635	$342
Canada Mortgage Insurance	121	—	—	112	1,595
Australia Mortgage Insurance	31	—	—	211	850
U.S. Life Insurance	3,149	37,060	22,285	8,276	586
Runoff	242	3	3,377	15	5
Corporate and Other	—	—	—	7	—

Total	$3,571	$37,063	$25,662	$9,256	$3,378

December 31, 2015
U.S. Mortgage Insurance	$22	$—	$—	$849	$258
Canada Mortgage Insurance	108	—	—	87	1,460
Australia Mortgage Insurance	35	—	—	165	963
U.S. Life Insurance	3,963	36,471	23,009	6,969	621
Runoff	270	4	3,200	18	6
Corporate and Other	—	—	—	7	—

Total	$4,398	$36,475	$26,209	$8,095	$3,308

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule III—Continued

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2016
U.S. Mortgage Insurance	$660	$63	$160	$9	$170	$744
Canada Mortgage Insurance	481	126	104	37	97	576
Australia Mortgage Insurance	337	94	113	13	107	231
U.S. Life Insurance	2,670	2,726	5,387	394	695	2,644
Runoff	—	147	173	28	70	—
Corporate and Other	12	3	4	—	488	13

Total	$4,160	$3,159	$5,941	$481	$1,627	$4,208

December 31, 2015
U.S. Mortgage Insurance	$602	$58	$222	$7	$158	$682
Canada Mortgage Insurance	466	130	96	35	85	641
Australia Mortgage Insurance	357	114	81	16	110	328
U.S. Life Insurance	3,128	2,701	5,288	816	832	3,115
Runoff	1	138	168	28	78	1
Corporate and Other	25	(3)	14	—	529	27

Total	$4,579	$3,138	$5,869	$902	$1,792	$4,794

December 31, 2014
U.S. Mortgage Insurance	$578	$59	$357	$5	$142	$628
Canada Mortgage Insurance	515	155	102	35	114	583
Australia Mortgage Insurance	406	144	78	15	113	509
U.S. Life Insurance	3,169	2,665	6,438	291	1,648	3,172
Runoff	3	129	156	37	87	2
Corporate and Other	29	(10)	24	—	386	19

Total	$4,700	$3,142	$7,155	$383	$2,490	$4,913

See Accompanying Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Genworth Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Financial, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

February 27, 2017

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2016

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers:

Name	Age	Positions
Thomas J. McInerney	60	President and Chief Executive Officer, Director
Kelly L. Groh	48	Executive Vice President and Chief Financial Officer
Kevin D. Schneider	55	Executive Vice President and Chief Operating Officer
Ward E. Bobitz	52	Executive Vice President and General Counsel
Lori M. Evangel	54	Executive Vice President and Chief Risk Officer
Michael S. Laming	65	Executive Vice President—Human Resources
Scott J. McKay	55	Senior Vice President—Chief Strategy Officer
Daniel J. Sheehan IV	51	Executive Vice President—Chief Investment Officer

Executive Officers

The following sets forth certain biographical information with respect to our executive officers and director listed above.

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

Kelly L. Groh has been our Executive Vice President and Chief Financial Officer since October 2015. Ms. Groh also served as our Principal Accounting Officer from May 2012 to April 2016, the Company’s Vice President and Controller from May 2012 to November 2015, and as Acting Chief Financial Officer of our U.S. life insurance businesses from August 2014 through January 2015. Ms. Groh served in the Company’s Investment organization as Senior Vice President of Investment Portfolio Management from December 2010 to May 2012. From August 2008 to December 2010, she served as the Chief Financial Officer of the Company’s previous Retirement and Protection segment. From July 2004 to August 2008, she served as Senior Vice President, Finance, which role included responsibility for varying periods of time over the Financial Planning and Analysis and the Investor Relations functions. From March 1996 until the Company’s initial public offering (“IPO”) in 2004, Ms. Groh served in various finance capacities for predecessor companies, including GE Financial Assurance Holdings, Inc. Prior to joining the Company, Ms. Groh was employed by Price Waterhouse, LLP (now PriceWaterhouseCoopers, LLP) from September 1990 to March 1996. Ms. Groh received a B.A. in Business Administration (Accounting) from the University of Washington and graduated from The Executive Program at the Darden Graduate School of Business at the University of Virginia. Ms. Groh is a certified public accountant (CPA) and a chartered global management accountant (CGMA).

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

Lori M. Evangel has been our Executive Vice President and Chief Risk Officer since January 2014. Prior to joining the company, she was Managing Director and Chief Risk Officer, Global Investments for Aflac, Inc. from January 2013 to December 2013. From November 2008 through July 2012, Ms. Evangel served as Senior Vice President and Enterprise Risk Officer at MetLife, Inc., having served as Senior Vice President since joining MetLife in May 2007. Prior thereto, Ms. Evangel acted as Managing Director and Group Head, Portfolio Management and Market Risk for MBIA Insurance Corporation from July 2004 to April 2007 and served in multiple positions for MBIA prior to that time. Ms. Evangel began her career at Moody’s Investors Service in 1986. She received her B.A. in Political Science from Middlebury College in 1984 and her MBA in Finance from State University of New York in 1986.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 1, 2013, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Sub XLVI, Inc. (renamed Genworth Financial, Inc.) and Sub XLII, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2013)

2.2	Offer Management Agreement, dated as of April 23, 2014, among Genworth Mortgage Insurance Australia Limited, Genworth Financial, Inc., Genworth Financial Mortgage Insurance Pty Limited, Genworth Financial Mortgage Indemnity Limited and the joint lead managers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 21, 2014)

2.3	Irrevocable Offer Deed, dated as of July 22, 2015, by AXA S.A. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.4	Letter Agreement, dated as of July 22, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.5	Sale and Purchase Agreement, dated as of September 17, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

Number	Description

2.6	Master Agreement, dated as of September 30, 2015, by and between Genworth Life and Annuity Insurance Company and Protective Life Insurance Company (incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.7	Agreement and Plan of Merger, dated October 21, 2016, by and among the Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 24, 2016)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of October 5, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 5, 2015)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006)

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006)

4.4	Second Supplemental Indenture, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.5	Third Supplemental Indenture, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 22, 2016)

4.6	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.8	Supplemental Indenture No. 4, dated as of May 22, 2008, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 22, 2008)

Number	Description

4.9	Supplemental Indenture No. 5, dated as of December 8, 2009, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 8, 2009)

4.10	Supplemental Indenture No. 6, dated as of June 24, 2010, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 24, 2010)

4.11	Supplemental Indenture No. 7, dated as of November 22, 2010, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2010)

4.12	Supplemental Indenture No. 8, dated as of March 25, 2011, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2011)

4.13	Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

4.14	Supplemental Indenture No. 10, dated as of August 8, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2013)

4.15	Supplemental Indenture No. 11, dated as of December 10, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 10, 2013)

4.16	Supplemental Indenture No. 12, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2016)

10.1	Master Agreement, dated July 7, 2009, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Financial Mortgage Insurance Company Canada, Genworth MI Canada Inc. and Brookfield Life Assurance Company Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009)

10.1.1	Amendment No.1 to Master Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Financial Mortgage Insurance Company Canada and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2013)

Number	Description

10.1.2	Assignment and Amending Agreement for Master Agreement, dated October 1, 2015, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Holdings, Inc., Genworth Financial, Inc., Genworth Financial Mortgage Insurance Company Canada and Genworth Financial International Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.2	Shareholder Agreement, dated July 7, 2009, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009)

10.2.1	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation of North Carolina (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.2.2	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.2.3	Assignment and Assumption Agreement for Shareholder Agreement, dated August 10, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.2.4	Amending Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Mortgage Holdings, LLC, Genworth Mortgage Insurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina, Genworth Financial International Holdings, Inc., Genworth Residential Mortgage Assurance Corporation and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 1, 2013)

10.2.5	Assignment and Assumption Agreement for Shareholder Agreement, dated July 11, 2014, among Genworth MI Canada Inc., Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.2.6	Assignment and Amending Agreement for Shareholder Agreement, dated October 1, 2015, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Holdings, Inc., Genworth Financial, Inc., Genworth Mortgage Insurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina and Genworth Financial International Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.3	Master Agreement, dated April 23, 2014, between Genworth Financial, Inc. and Genworth Mortgage Insurance Company Australia Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

Number	Description

10.4	Shareholder Agreement, dated May 21, 2014, among Genworth Mortgage Insurance Australia Limited, Brookfield Life Assurance Company Limited, Genworth Financial International Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.4.1	Accession and Retirement Deed, dated September 15, 2015, among Genworth Financial International Holdings, Inc., Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.4.2	Accession and Retirement Deed, dated October 1, 2015, among Genworth Financial International Holdings, LLC, Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.5	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.5.1	Consent and Agreement to Become a Party to Restated Tax Matters Agreement, dated April 1, 2013, among Genworth Financial, Inc., Genworth Holdings, Inc., General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc. and GEI, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 1, 2013)

10.6	Canadian Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) (now known as Genworth Financial Mortgage Insurance Company Canada) and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K filed on June 7, 2004)

10.7	European Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K filed on June 7, 2004)

10.8	Australian Tax Matters Agreement, dated as of May 24, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K field on June 7, 2004)

10.9	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

10.9.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

Number	Description

10.10.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.11.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.12.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.13	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.13.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.14	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.14.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.15.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.16	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.16.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.16.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10.17	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.17.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.18	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.18.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.18.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.18.3	Third Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.19	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.20	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.21	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.22	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.23	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.24	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

Number	Description

10.25	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.26	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.26.1	Amendment No. 1 to Capital Maintenance Agreement, dated as of December 1, 2013, by and between General Electric Capital Corporation and Union Fidelity Life Insurance Company (received by Genworth Financial, Inc. with all required signatures for effectiveness from General Electric Capital Corporation and Union Fidelity Life Insurance Company in February 2015) (incorporated by reference to Exhibit 10.27.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014

10.27	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)

10.28	Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

10.29§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.29.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.29.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

10.30§	Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.31§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.32§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.33§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K filed on December 30, 2004)

10.33.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.33.2§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

Number	Description

10.33.3§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.33.4§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011)

10.33.5§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.34§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.34.1§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.34.2§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.34.3§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.34.4§	Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.34.5§	Stock Appreciation Rights with a Maximum Share Value—CEO New Hire Grant under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.34.6§	Form of Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.34.7§	Form of Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015)

10.34.8§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.35§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

10.36§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.37§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Number	Description

10.38§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.38.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.38.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.39§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.40§	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2015)

10.41§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.42§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.43§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.44§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.45§	Amended and Restated Genworth Financial, Inc. 2015 Key Employee Severance Plan (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015))

10.46§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.47§	Form of 2016-2018 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2016)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Kelly L. Groh (filed herewith)

Number	Description

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

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

Dated: February 27, 2017

GENWORTH FINANCIAL, INC.

By:	/s/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 27, 2017

	/s/ Thomas J. McInerney Thomas J. McInerney	President and Chief Executive Officer; Director (Principal Executive Officer)

	/s/ Kelly L. Groh Kelly L. Groh	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	/s/ Matthew D. Farney Matthew D. Farney	Vice President and Controller (Principal Accounting Officer)

	* William H. Bolinder	Director

	* G. Kent Conrad	Director

	* Melina E. Higgins	Director

	* David M. Moffett	Director

	* Thomas E. Moloney	Director

	* James A. Parke	Director

	* Debra J. Perry	Director

	* Robert P. Restrepo Jr.	Director

	* James S. Riepe	Director

*By	/s/ Thomas J. McInerney
Thomas J. McInerney Attorney-in-Fact