Form 10-Q
period 2017-03-31
GENWORTH FINANCIAL INC
filed 2017-05-03
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2017, 498,948,884 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$60,597	$60,572
Equity securities available-for-sale, at fair value	709	632
Commercial mortgage loans	6,107	6,111
Restricted commercial mortgage loans related to securitization entities	122	129
Policy loans	1,761	1,742
Other invested assets	2,272	2,071
Restricted other invested assets related to securitization entities, at fair value	84	312

Total investments	71,652	71,569
Cash and cash equivalents	3,018	2,784
Accrued investment income	717	659
Deferred acquisition costs	3,207	3,571
Intangible assets and goodwill	381	348
Reinsurance recoverable	17,681	17,755
Other assets	703	673
Separate account assets	7,327	7,299

Total assets	$104,686	$104,658

Liabilities and equity
Liabilities:
Future policy benefits	$37,291	$37,063
Policyholder account balances	25,383	25,662
Liability for policy and contract claims	9,295	9,256
Unearned premiums	3,370	3,378
Other liabilities ($3 and $1 of other liabilities are related to securitization entities)	2,657	2,916
Borrowings related to securitization entities ($13 and $12 are carried at fair value)	68	74
Non-recourse funding obligations	310	310
Long-term borrowings	4,194	4,180
Deferred tax liability	75	53
Separate account liabilities	7,327	7,299

Total liabilities	89,970	90,191

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 587 million shares issued as of March 31, 2017 and December 31, 2016; 499 million and 498 million shares outstanding as of March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	11,964	11,962

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,233	1,253
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	9

Net unrealized investment gains (losses)	1,243	1,262

Derivatives qualifying as hedges	2,036	2,085
Foreign currency translation and other adjustments	(183)	(253)

Total accumulated other comprehensive income (loss)	3,096	3,094
Retained earnings	451	287
Treasury stock, at cost (88 million shares as of March 31, 2017 and December 31, 2016)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,812	12,644
Noncontrolling interests	1,904	1,823

Total equity	14,716	14,467

Total liabilities and equity	$104,686	$104,658

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Premiums	$1,136	$794
Net investment income	790	789
Net investment gains (losses)	34	(19)
Policy fees and other income	211	221

Total revenues	2,171	1,785

Benefits and expenses:
Benefits and other changes in policy reserves	1,246	860
Interest credited	167	177
Acquisition and operating expenses, net of deferrals	270	394
Amortization of deferred acquisition costs and intangibles	94	99
Interest expense	62	105

Total benefits and expenses	1,839	1,635

Income from continuing operations before income taxes	332	150
Provision for income taxes	116	23

Income from continuing operations	216	127
Loss from discontinued operations, net of taxes	—	(19)

Net income	216	108
Less: net income attributable to noncontrolling interests	61	55

Net income available to Genworth Financial, Inc.’s common stockholders	$155	$53

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.31	$0.14

Diluted	$0.31	$0.14

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.31	$0.11

Diluted	$0.31	$0.11

Weighted-average common shares outstanding:
Basic	498.6	498.0

Diluted	501.0	499.4

Supplemental disclosures:
Total other-than-temporary impairments	$(1)	$(11)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	(1)	(11)
Other investments gains (losses)	35	(8)

Total net investment gains (losses)	$34	$(19)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2017	2016
Net income	$216	$108
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(12)	807
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	(4)
Derivatives qualifying as hedges	(49)	257
Foreign currency translation and other adjustments	119	216

Total other comprehensive income	59	1,276

Total comprehensive income	275	1,384
Less: comprehensive income attributable to noncontrolling interests	118	156

Total comprehensive income available to Genworth Financial, Inc.'s common stockholders	$157	$1,228

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.'s stockholders' equity	Noncontrolling interests	Total equity
Balances as of December 31, 2016	$1	$11,962	$3,094	$287	$(2,700)	$12,644	$1,823	$14,467
Cumulative effect of change in accounting, net of taxes	—	—	—	9	—	9	—	9
Comprehensive income:
Net income	—	—	—	155	—	155	61	216
Other comprehensive income, net of taxes	—	—	2	—	—	2	57	59

Total comprehensive income						157	118	275
Dividends to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Stock-based compensation expense and exercises and other	—	2	—	—	—	2	2	4

Balances as of March 31, 2017	$1	$11,964	$3,096	$451	$(2,700)	$12,812	$1,904	$14,716

Balances as of December 31, 2015	$1	$11,949	$3,010	$564	$(2,700)	$12,824	$1,813	$14,637
Comprehensive income:
Net income	—	—	—	53	—	53	55	108
Other comprehensive income, net of taxes	—	—	1,175	—	—	1,175	101	1,276

Total comprehensive income						1,228	156	1,384
Dividends to noncontrolling interests	—	—	—	—	—	—	(52)	(52)
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	1	4

Balances as of March 31, 2016	$1	$11,952	$4,185	$617	$(2,700)	$14,055	$1,918	$15,973

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$216	$108
Less loss from discontinued operations, net of taxes	—	19
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of business	—	(20)
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(33)	(38)
Net investment (gains) losses	(34)	19
Charges assessed to policyholders	(183)	(191)
Acquisition costs deferred	(22)	(50)
Amortization of deferred acquisition costs and intangibles	94	99
Deferred income taxes	93	7
Trading securities, held-for-sale investments and derivative instruments	365	21
Stock-based compensation expense	10	7
Change in certain assets and liabilities:
Accrued investment income and other assets	(79)	(159)
Insurance reserves	377	36
Current tax liabilities	(37)	(8)
Other liabilities, policy and contract claims and other policy-related balances	(112)	406

Net cash from operating activities	655	256

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,060	840
Commercial mortgage loans	166	192
Restricted commercial mortgage loans related to securitization entities	6	6
Proceeds from sales of investments:
Fixed maturity and equity securities	2,173	905
Purchases and originations of investments:
Fixed maturity and equity securities	(2,710)	(2,042)
Commercial mortgage loans	(161)	(200)
Other invested assets, net	(676)	34
Policy loans, net	—	10

Net cash used by investing activities	(142)	(255)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	218	571
Withdrawals from universal life and investment contracts	(467)	(517)
Redemption of non-recourse funding obligations	—	(1,620)
Repayment and repurchase of long-term debt	—	(326)
Repayment of borrowings related to securitization entities	(7)	(10)
Dividends paid to noncontrolling interests	(39)	(52)
Other, net	(9)	13

Net cash used by financing activities	(304)	(1,941)

Effect of exchange rate changes on cash and cash equivalents	25	31

Net change in cash and cash equivalents	234	(1,909)
Cash and cash equivalents at beginning of period	2,784	5,993

Cash and cash equivalents at end of period	3,018	4,084
Less cash and cash equivalents held for sale at end of period	—	41

Cash and cash equivalents of continuing operations at end of period	$3,018	$4,043

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

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“the Parent”), a limited liability company incorporated in the People’s Republic of China, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Parent. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of the Parent. The Parent is a newly formed subsidiary of China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth’s stockholders voted on and approved a proposal to adopt the Merger Agreement. The transaction remains subject to closing conditions, including the receipt of required regulatory approvals in the U.S., China, and other international jurisdictions. Both parties are engaging with the relevant regulators regarding the applications and the pending transaction. Genworth and China Oceanwide continue to target closing the transaction in the middle of 2017.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2016 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Accounting Changes

Accounting Pronouncements Recently Adopted

On January 1, 2017, we adopted new accounting guidance related to the accounting for stock compensation. The guidance primarily simplifies the accounting for employee share-based payment transactions, including a new requirement to record all of the income tax effects at settlement or expiration through the income statement, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this new accounting guidance on a modified retrospective basis and recorded a previously disallowed deferred tax asset of $9 million with a corresponding increase to cumulative effect of change in accounting within retained earnings at adoption.

On January 1, 2017, we adopted new accounting guidance related to transition to the equity method of accounting. The guidance eliminates the retrospective application of the equity method of accounting when obtaining significant influence over a previously held investment. The guidance requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. We did not have any significant impact from this guidance on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 1, 2017, we adopted new accounting guidance related to the assessment of contingent put and call options in debt instruments. The guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This guidance is consistent with our previous accounting practices and, accordingly, did not have any impact on our consolidated financial statements.

On January 1, 2017, we adopted new accounting guidance related to the effect of derivative contract novations on existing hedge accounting relationships. The guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is consistent with our previous accounting for derivative contract novations and, accordingly, did not have any impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In March 2017, the Financial Accounting Standards Board (“the FASB”) issued new guidance shortening the amortization period for the premium component of callable debt securities purchased at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. The guidance is currently effective for us on January 1, 2019, with early adoption permitted. We are in process of evaluating the impact the guidance may have on our consolidated financial statements.

In February 2017, the FASB issued new guidance to clarify the accounting for gains and losses from the derecognition of nonfinancial assets and accounting for partial sales of nonfinancial assets. The new guidance clarifies when transferring ownership interests in a consolidated subsidiary holding nonfinancial assets is within scope. It also states that the reporting entity should identify each distinct nonfinancial asset and derecognize when a counterparty obtains control, and clarifies the accounting for partial sales. The new guidance is currently effective for us on January 1, 2018. We do not expect any significant impacts from this guidance on our consolidated financial statements.

In January 2017, the FASB issued new guidance simplifying the test for goodwill impairment. The new guidance states goodwill impairment is equal to the difference between the carrying value and fair value of the reporting unit up to the amount of recorded goodwill. The new guidance is currently effective for us on January 1, 2020, with early adoption permitted for testing dates after January 1, 2017. We do not expect any significant impacts from this new guidance on our consolidated financial statements.

In October 2016, the FASB issued new guidance related to the income tax effects of intra-entity transfers of assets other than inventory. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is currently effective for us on January 1, 2018. We are still in process of evaluating the impact the guidance may have on our consolidated financial statements, including any cumulative effect adjustment that will be recorded directly to retained earnings as of the beginning of the period of adoption.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2017	2016
Weighted-average shares used in basic earnings per share calculations	498.6	498.0
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	2.4	1.4

Weighted-average shares used in diluted earnings per share calculations	501.0	499.4

Income from continuing operations:
Income from continuing operations	$216	$127
Less: income from continuing operations attributable to noncontrolling interests	61	55

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$155	$72

Basic per share	$0.31	$0.14

Diluted per share	$0.31	$0.14

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$—	$(19)
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—

Loss from discontinued operations, net of taxes, available to Genworth Financial, Inc.'s common stockholders	$—	$(19)

Basic per share	$—	$(0.04)

Diluted per share	$—	$(0.04)

Net income:
Income from continuing operations	$216	$127
Loss from discontinued operations, net of taxes	—	(19)

Net income	216	108
Less: net income attributable to noncontrolling interests	61	55

Net income available to Genworth Financial, Inc.’s common stockholders	$155	$53

Basic per share	$0.31	$0.11

Diluted per share	$0.31	$0.11

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2017	2016
Fixed maturity securities—taxable	$641	$641
Fixed maturity securities—non-taxable	3	3
Commercial mortgage loans	77	81
Restricted commercial mortgage loans related to securitization entities	2	2
Equity securities	8	5
Other invested assets	32	38
Restricted other invested assets related to securitization entities	—	2
Policy loans	42	35
Cash, cash equivalents and short-term investments	6	5

Gross investment income before expenses and fees	811	812
Expenses and fees	(21)	(23)

Net investment income	$790	$789

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2017	2016
Available-for-sale securities:
Realized gains	$63	$16
Realized losses	(34)	(23)

Net realized gains (losses) on available-for-sale securities	29	(7)

Impairments:
Total other-than-temporary impairments	(1)	(11)
Portion of other-than-temporary impairments included in other comprehensive income	—	—

Net other-than-temporary impairments	(1)	(11)

Trading securities	—	28
Commercial mortgage loans	1	1
Net gains (losses) related to securitization entities	2	8
Derivative instruments (1)	3	(38)

Net investment gains (losses)	$34	$(19)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended March 31, 2017 and 2016 was $876 million and $240 million, respectively, which was approximately 96% and 91%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (“OCI”) as of and for the three months ended March 31:

(Amounts in millions)	2017	2016
Beginning balance	$42	$64
Reductions:
Securities sold, paid down or disposed	(1)	(1)

Ending balance	$41	$63

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2017	December 31, 2016
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$3,983	$3,656
Equity securities	49	12

Subtotal (1)	4,032	3,668
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,994)	(1,611)
Income taxes, net	(703)	(711)

Net unrealized investment gains (losses)	1,335	1,346
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	92	84

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,243	$1,262

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income was as follows as of and for the three months ended March 31:

(Amounts in millions)	2017	2016
Beginning balance	$1,262	$1,254
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	392	1,596
Adjustment to deferred acquisition costs	(305)	(142)
Adjustment to present value of future profits	(5)	(34)
Adjustment to sales inducements	(5)	(19)
Adjustment to benefit reserves	(68)	(174)
Provision for income taxes	(2)	(436)

Change in unrealized gains (losses) on investment securities	7	791
Reclassification adjustments to net investment (gains) losses, net of taxes of $10 and $(6)	(18)	12

Change in net unrealized investment gains (losses)	(11)	803
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	8	—

Ending balance	$1,243	$2,057

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of March 31, 2017, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,837	$681	$—	$(25)	$—	$5,493
State and political subdivisions	2,565	191	—	(46)	—	2,710
Non-U.S. government	1,722	106	—	(11)	—	1,817
U.S. corporate:
Utilities	4,215	456	—	(36)	—	4,635
Energy	2,192	166	—	(19)	—	2,339
Finance and insurance	5,882	465	—	(31)	—	6,316
Consumer—non-cyclical	4,380	441	—	(28)	—	4,793
Technology and communications	2,520	150	—	(27)	—	2,643
Industrial	1,223	86	—	(9)	—	1,300
Capital goods	2,085	236	—	(12)	—	2,309
Consumer—cyclical	1,480	96	—	(14)	—	1,562
Transportation	1,105	86	—	(14)	—	1,177
Other	331	19	—	(1)	—	349

Total U.S. corporate	25,413	2,201	—	(191)	—	27,423

Non-U.S. corporate:
Utilities	985	44	—	(9)	—	1,020
Energy	1,281	122	—	(8)	—	1,395
Finance and insurance	2,445	151	—	(7)	—	2,589
Consumer—non-cyclical	701	20	—	(9)	—	712
Technology and communications	968	50	—	(6)	—	1,012
Industrial	924	56	—	(4)	—	976
Capital goods	563	25	—	(3)	—	585
Consumer—cyclical	451	11	—	(1)	—	461
Transportation	632	67	—	(6)	—	693
Other	2,600	187	—	(6)	—	2,781

Total non-U.S. corporate	11,550	733	—	(59)	—	12,224

Residential mortgage-backed	4,139	264	12	(11)	—	4,404
Commercial mortgage-backed	3,250	97	4	(49)	—	3,302
Other asset-backed	3,231	15	1	(23)	—	3,224

Total fixed maturity securities	56,707	4,288	17	(415)	—	60,597
Equity securities	667	55	—	(13)	—	709

Total available-for-sale securities	$57,374	$4,343	$17	$(428)	$—	$61,306

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2017:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$861	$(25)	41	$—	$—	—	$861	$(25)	41
State and political subdivisions	564	(28)	96	142	(18)	12	706	(46)	108
Non-U.S. government	345	(11)	35	—	—	—	345	(11)	35
U.S. corporate	4,601	(155)	630	509	(36)	68	5,110	(191)	698
Non-U.S. corporate	1,493	(41)	221	298	(18)	41	1,791	(59)	262
Residential mortgage-backed	675	(10)	104	56	(1)	31	731	(11)	135
Commercial mortgage-backed	1,067	(48)	153	16	(1)	7	1,083	(49)	160
Other asset-backed	847	(6)	150	344	(17)	67	1,191	(23)	217

Subtotal, fixed maturity securities	10,453	(324)	1,430	1,365	(91)	226	11,818	(415)	1,656
Equity securities	86	(5)	160	105	(8)	48	191	(13)	208

Total for securities in an unrealized loss position	$10,539	$(329)	1,590	$1,470	$(99)	274	$12,009	$(428)	1,864

% Below cost—fixed maturity securities:
<20% Below cost	$10,453	$(324)	1,430	$1,325	$(78)	220	$11,778	$(402)	1,650
20%-50% Below cost	—	—	—	40	(13)	6	40	(13)	6

Total fixed maturity securities	10,453	(324)	1,430	1,365	(91)	226	11,818	(415)	1,656

% Below cost—equity securities:
<20% Below cost	83	(4)	151	105	(8)	48	188	(12)	199
20%-50% Below cost	3	(1)	9	—	—	—	3	(1)	9

Total equity securities	86	(5)	160	105	(8)	48	191	(13)	208

Total for securities in an unrealized loss position	$10,539	$(329)	1,590	$1,470	$(99)	274	$12,009	$(428)	1,864

Investment grade	$10,163	$(318)	1,390	$1,172	$(79)	216	$11,335	$(397)	1,606
Below investment grade	376	(11)	200	298	(20)	58	674	(31)	258

Total for securities in an unrealized loss position	$10,539	$(329)	1,590	$1,470	$(99)	274	$12,009	$(428)	1,864

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of March 31, 2017:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$784	$(35)	118	$21	$(1)	4	$805	$(36)	122
Energy	253	(5)	37	204	(14)	25	457	(19)	62
Finance and insurance	1,140	(25)	151	99	(6)	14	1,239	(31)	165
Consumer—non-cyclical	825	(28)	105	—	—	—	825	(28)	105
Technology and communications	450	(19)	62	89	(8)	13	539	(27)	75
Industrial	181	(5)	27	46	(4)	5	227	(9)	32
Capital goods	321	(11)	48	6	(1)	1	327	(12)	49
Consumer—cyclical	335	(12)	43	31	(2)	5	366	(14)	48
Transportation	295	(14)	37	13	—	1	308	(14)	38
Other	17	(1)	2	—	—	—	17	(1)	2

Subtotal, U.S. corporate securities	4,601	(155)	630	509	(36)	68	5,110	(191)	698

Non-U.S. corporate:
Utilities	232	(8)	23	14	(1)	1	246	(9)	24
Energy	84	(2)	17	83	(6)	14	167	(8)	31
Finance and insurance	265	(5)	44	27	(2)	7	292	(7)	51
Consumer—non-cyclical	238	(9)	24	—	—	—	238	(9)	24
Technology and communications	197	(5)	27	18	(1)	1	215	(6)	28
Industrial	91	(2)	12	46	(2)	6	137	(4)	18
Capital goods	66	(1)	10	28	(2)	2	94	(3)	12
Consumer—cyclical	60	(1)	14	—	—	—	60	(1)	14
Transportation	95	(5)	15	25	(1)	2	120	(6)	17
Other	165	(3)	35	57	(3)	8	222	(6)	43

Subtotal, non-U.S. corporate securities	1,493	(41)	221	298	(18)	41	1,791	(59)	262

Total for corporate securities in an unrealized loss position	$6,094	$(196)	851	$807	$(54)	109	$6,901	$(250)	960

As indicated in the tables above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to increased market volatility, mostly concentrated in our corporate securities. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 3% as of March 31, 2017.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $78 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB” and approximately 77% of the unrealized losses were related to investment grade securities as of March 31, 2017. These unrealized losses were predominantly attributable to corporate securities including variable rate securities purchased in a higher rate and lower spread environment. The average fair value percentage below cost for these securities was approximately 5% as of March 31, 2017. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of March 31, 2017:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
State and political subdivisions	$9	$(3)	1%	1	$—	$—	—%	—
Structured securities:
Other asset-backed	29	(9)	2	4	—	—	—	—

Total structured securities	29	(9)	2	4	—	—	—	—

Total	$38	$(12)	3%	5	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Non-U.S. government	$2	$(1)	—%	1	$—	$—	—%	—

Total	$2	$(1)	—%	1	$—	$—	—%	—

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Structured Securities

Of the $9 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, none related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of March 31, 2017.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

State and political subdivisions

As indicated above, $3 million of gross unrealized losses were related to a state and political subdivisions fixed maturity security that has been in a continuous loss position for more than 12 months and was greater than 20% below cost. The unrealized loss for this security was 24% below cost, primarily related to widening of credit spreads since acquisition as a result of higher risk premiums being attributed to this security from uncertainty related to special revenues supporting this type of obligation as well as certain securities having longer duration that may be viewed as less desirable in the current market place. Additionally, the fair value of this security class has been negatively impacted as a result of having certain bond insurers associated with the security. In our analysis of impairment for this security, we expect to recover our amortized cost from the cash flows of the underlying security before any guarantee support. However, the existence of these guarantees may negatively impact the value of the debt security in certain instances. We performed an analysis of this security and the underlying activities that are expected to support the cash flows and determined we expect to recover our amortized cost.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2017 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,755	$1,776
Due after one year through five years	10,322	10,764
Due after five years through ten years	11,969	12,386
Due after ten years	22,041	24,741

Subtotal	46,087	49,667
Residential mortgage-backed	4,139	4,404
Commercial mortgage-backed	3,250	3,302
Other asset-backed	3,231	3,224

Total	$56,707	$60,597

As of March 31, 2017, $10,978 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of March 31, 2017, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 23%, 14% and 14%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of March 31, 2017, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,181	36%	$2,178	36%
Industrial	1,531	25	1,533	25
Office	1,423	23	1,430	23
Apartments	462	8	455	7
Mixed use	237	4	245	4
Other	287	4	284	5

Subtotal	6,121	100%	6,125	100%

Unamortized balance of loan origination fees and costs	(3)		(2)
Allowance for losses	(11)		(12)

Total	$6,107		$6,111

	March 31, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,592	26%	$1,546	25%
Pacific	1,547	25	1,567	27
Middle Atlantic	895	15	915	15
Mountain	543	9	554	9
West North Central	426	7	435	7
East North Central	390	6	388	6
West South Central	319	5	311	5
East South Central	205	4	206	3
New England	204	3	203	3

Subtotal	6,121	100%	6,125	100%

Unamortized balance of loan origination fees and costs	(3)		(2)
Allowance for losses	(11)		(12)

Total	$6,107		$6,111

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	March 31, 2017
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,181	$2,181
Industrial	—	—	—	—	1,531	1,531
Office	—	—	—	—	1,423	1,423
Apartments	—	—	—	—	462	462
Mixed use	—	—	—	—	237	237
Other	—	—	—	—	287	287

Total recorded investment	$—	$—	$—	$—	$6,121	$6,121

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2016
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,178	$2,178
Industrial	1	—	12	13	1,520	1,533
Office	—	—	—	—	1,430	1,430
Apartments	—	—	—	—	455	455
Mixed use	—	—	—	—	245	245
Other	—	—	—	—	284	284

Total recorded investment	$1	$—	$12	$13	$6,112	$6,125

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of March 31, 2017 and December 31, 2016, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of March 31, 2017 and December 31, 2016.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of March 31, 2017, we have no commercial mortgage loans past due and have no loans that are individually impaired.

During the three months ended March 31, 2017 and the year ended December 31, 2016, we modified or extended 2 and 16 commercial mortgage loans, respectively, with a total carrying value of $2 million and $85 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower, except during the year ended December 31, 2016, one loan with a carrying value of $1 million at the time of modification was considered a troubled debt restructuring. This loan was sold in the fourth quarter of 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2017	2016
Allowance for credit losses:
Beginning balance	$12	$15
Charge-offs	—	—
Recoveries	—	—
Provision	(1)	—

Ending balance	$11	$15

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$11	$15

Recorded investment:
Ending balance	$6,121	$6,196

Ending balance of individually impaired loans	$—	$19

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,121	$6,177

As of March 31, 2017, we had no individually impaired commercial mortgage loans. As of March 31, 2016, we had two individually impaired commercial mortgage loans. One loan was included within the office property type with a recorded investment of $5 million, an unpaid principal balance of $6 million and charge-offs of $1 million. The other loan was included within the industrial property type with a recorded investment of $14 million, an unpaid principal balance of $15 million and charge-offs of $1 million. As of December 31, 2016, we had one individually impaired loan within the industrial property type with a recorded investment of $12 million, an unpaid principal balance of $15 million and charge-offs of $3 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments.

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2017
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$722	$530	$918	$11	$—	$2,181
Industrial	607	428	494	2	—	1,531
Office	429	312	653	29	—	1,423
Apartments	189	91	177	5	—	462
Mixed use	64	86	87	—	—	237
Other	62	15	210	—	—	287

Total recorded investment	$2,073	$1,462	$2,539	$47	$—	$6,121

% of total	34%	24%	41%	1%	—%	100%

Weighted-average debt service coverage ratio	2.21	1.88	1.61	0.89	—	1.87

	December 31, 2016
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$743	$511	$913	$11	$—	$2,178
Industrial	605	430	484	14	—	1,533
Office	431	310	656	26	7	1,430
Apartments	188	89	173	5	—	455
Mixed use	67	87	91	—	—	245
Other	60	30	194	—	—	284

Total recorded investment	$2,094	$1,457	$2,511	$56	$7	$6,125

% of total	34%	24%	41%	1%	—%	100%

Weighted-average debt service coverage ratio	2.20	1.88	1.61	0.80	(0.07)	1.87

(1)	Included a loan with a recorded investment of $7 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 105%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2017
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$61	$198	$433	$915	$574	$2,181
Industrial	52	109	237	635	498	1,531
Office	84	115	175	610	439	1,423
Apartments	19	21	44	226	152	462
Mixed use	2	6	19	127	83	237
Other	1	147	54	65	20	287

Total recorded investment	$219	$596	$962	$2,578	$1,766	$6,121

% of total	4%	10%	16%	41%	29%	100%

Weighted-average loan-to-value	59%	60%	59%	58%	45%	55%

	December 31, 2016
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$67	$204	$425	$899	$583	$2,178
Industrial	71	113	236	599	514	1,533
Office	91	117	172	609	441	1,430
Apartments	19	22	44	217	153	455
Mixed use	2	9	19	128	87	245
Other	1	148	60	55	20	284

Total recorded investment	$251	$613	$956	$2,507	$1,798	$6,125

% of total	4%	10%	16%	41%	29%	100%

Weighted-average loan-to-value	61%	60%	59%	58%	45%	55%

As of March 31, 2017 and December 31, 2016, we did not have any floating rate commercial mortgage loans.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to securitization entities.

(g) Restricted Other Invested Assets Related To Securitization Entities

We have consolidated securitization entities that hold certain investments that are recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities hold certain investments as trading securities and whereby the changes in fair value are recorded in current period income. The trading securities comprise asset-backed securities, including highly rated bonds that are primarily backed by credit card receivables.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(h) Limited Partnerships or Similar Entities

Investments in partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of March 31, 2017 and December 31, 2016, the total carrying value of these investments was $188 million and $178 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value

(Amounts in millions)	Balance sheet classification	March 31, 2017	December 31, 2016	Balance sheet classification	March 31, 2017	December 31, 2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$227	$237	Other liabilities	$241	$203
Foreign currency swaps	Other invested assets	4	4	Other liabilities	—	—

Total cash flow hedges		231	241		241	203

Total derivatives designated as hedges		231	241		241	203

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	338	359	Other liabilities	132	146
Foreign currency swaps	Other invested assets	1	—	Other liabilities	3	5
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	1	1
Equity index options	Other invested assets	77	72	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	1	Other liabilities	5	1
Other foreign currency contracts	Other invested assets	28	35	Other liabilities	26	27
GMWB embedded derivatives	Reinsurance recoverable (1)	15	16	Policyholder account balances (2)	275	303
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	361	344
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	12	11

Total derivatives not designated as hedges		459	483		815	838

Total derivatives		$690	$724		$1,056	$1,041

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements.

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB, fixed index annuity embedded derivatives and indexed

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

universal life embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2016	Additions	Maturities/ terminations	March 31, 2017
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,570	$—	$(71)	$11,499
Foreign currency swaps	Notional	22	—	—	22

Total cash flow hedges		11,592	—	(71)	11,521

Total derivatives designated as hedges		11,592	—	(71)	11,521

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	—	4,679
Foreign currency swaps	Notional	201	29	—	230
Credit default swaps	Notional	39	—	—	39
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	2,396	523	(443)	2,476
Financial futures	Notional	1,398	1,509	(1,449)	1,458
Equity return swaps	Notional	165	103	(150)	118
Other foreign currency contracts	Notional	3,130	484	(221)	3,393

Total derivatives not designated as hedges		12,320	2,648	(2,263)	12,705

Total derivatives		$23,912	$2,648	$(2,334)	$24,226

(Number of policies)	Measurement	December 31, 2016	Additions	Maturities/ terminations	March 31, 2017
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	33,238	—	(751)	32,487
Fixed index annuity embedded derivatives	Policies	17,549	—	(125)	17,424
Indexed universal life embedded derivatives	Policies	1,074	1	(22)	1,053

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2017:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income

Interest rate swaps hedging assets	$(49)	$30	Net investment income	$—	Net investment gains (losses)

Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)

Interest rate swaps hedging liabilities	4	—	Interest expense	—	Net investment gains (losses)

Total	$(45)	$31		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$457	$25	Net investment income	$6	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(31)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(3)	2	Net investment income	—	Net investment gains (losses)
Forward currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$422	$28		$6

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2017	2016
Derivatives qualifying as effective accounting hedges as of January 1	$2,085	$2,045
Current period increases (decreases) in fair value, net of deferred taxes of $16 and $(147)	(29)	275
Reclassification to net (income), net of deferred taxes of $11 and $10	(20)	(18)

Derivatives qualifying as effective accounting hedges as of March 31	$2,036	$2,302

The total of derivatives designated as cash flow hedges of $2,036 million, net of taxes, recorded in stockholders’ equity as of March 31, 2017 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $89 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the three months ended March 31, 2017, there was approximately $1 million reclassified to net income in connection with forecasted transactions that were no longer considered probable of occurring.

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

We did not have any fair value hedges as of March 31, 2017 and 2016.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables provide the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2017	2016
Interest rate swaps	$2	$15	Net investment gains (losses)
Interest rate swaps related to securitization entities	—	(5)	Net investment gains (losses)
Credit default swaps	—	(1)	Net investment gains (losses)
Credit default swaps related to securitization entities	2	9	Net investment gains (losses)
Equity index options	13	(3)	Net investment gains (losses)
Financial futures	(17)	7	Net investment gains (losses)
Equity return swaps	(8)	2	Net investment gains (losses)
Other foreign currency contracts	(5)	(2)	Net investment gains (losses)
Foreign currency swaps	3	10	Net investment gains (losses)
GMWB embedded derivatives	33	(78)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(20)	3	Net investment gains (losses)
Indexed universal life embedded derivatives	1	2	Net investment gains (losses)

Total derivatives not designated as hedges	$4	$(41)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2017			December 31, 2016
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$711	$436	$275	$724	$387	$337
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	711	436	275	724	387	337
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(282)	(282)	—	(172)	(172)	—
Collateral received	(348)	—	(348)	(467)	—	(467)
Collateral pledged	—	(428)	428	—	(557)	557
Over collateralization	—	274	(274)	1	344	(343)

Net amount	$81	$—	$81	$86	$2	$84

(1)	Included $36 million and $16 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of March 31, 2017 and December 31, 2016, respectively.
(2)	Included $29 million and $5 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of March 31, 2017 and December 31, 2016, respectively.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If downgrade provisions had been triggered as a result of downgrades of our counterparties, we could have claimed up to $81 million and $86 million as of March 31, 2017 and December 31, 2016, respectively, or have been required to disburse up to $2 million as of December 31, 2016. There were no amounts that we would have been required to disburse as of March 31, 2017. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	March 31, 2017			December 31, 2016
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$19	$—	$—	$—	$—	$—
Matures after one year through five years	20	—	—	39	—	—

Total credit default swaps on single name reference entities	$39	$—	$—	$39	$—	$—

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	March 31, 2017			December 31, 2016
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (1)	$12	$—	$—	$12	$—	$—
Portion backing our interest maturing 2017 (2)	300	—	1	300	—	1

Total customized credit default swap index tranches related to securitization entities	312	—	1	312	—	1

Total credit default swaps on index tranches	$312	$—	$1	$312	$—	$1

(1)	Original notional value was $39 million.
(2)	Original notional value was $300 million.

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

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2017
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,107	$6,288	$—	$—	$6,288
Restricted commercial mortgage loans		(1)	122	134	—	—	134
Other invested assets		(1)	1,137	1,153	—	1,003	150
Liabilities:
Long-term borrowings		(1)	4,194	3,684	—	3,531	153
Non-recourse funding obligations		(1)	310	190	—	—	190
Borrowings related to securitization entities		(1)	55	58	—	58	—
Investment contracts		(1)	16,105	16,638	—	5	16,633
Other firm commitments:
Commitments to fund limited partnerships	$241		—	—	—	—	—
Ordinary course of business lending commitments	72		—	—	—	—	—

	December 31, 2016
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,111	$6,247	$—	$—	$6,247
Restricted commercial mortgage loans		(1)	129	141	—	—	141
Other invested assets		(1)	459	473	—	352	121
Liabilities:
Long-term borrowings		(1)	4,180	3,582	—	3,440	142
Non-recourse funding obligations		(1)	310	186	—	—	186
Borrowings related to securitization entities		(1)	62	65	—	65	—
Investment contracts		(1)	16,437	16,993	—	5	16,988
Other firm commitments:
Commitments to fund limited partnerships	$201		—	—	—	—	—
Ordinary course of business lending commitments	73		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2017:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$5,492	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread ("OAS") to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,666	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$1,801	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$24,253	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine ("TRACE") reports

Non-U.S. corporate	$10,371	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$4,358	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$3,243	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$3,049	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Internal models: A portion of our state and political subdivisions, non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $7 million, $16 million, $729 million and $352 million, respectively, as of March 31, 2017. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Level 3 measurements

Fixed maturity securities

•	Internal models: A portion of our U.S. government, agencies and government-sponsored enterprises, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,561 million as of March 31, 2017.

•	Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $699 million as of March 31, 2017.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of March 31, 2017 and December 31, 2016, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $68 million and $73 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,493	$—	$5,492	$1
State and political subdivisions	2,710	—	2,673	37
Non-U.S. government	1,817	—	1,817	—
U.S. corporate:
Utilities	4,635	—	4,057	578
Energy	2,339	—	2,177	162
Finance and insurance	6,316	—	5,498	818
Consumer—non-cyclical	4,793	—	4,671	122
Technology and communications	2,643	—	2,584	59
Industrial	1,300	—	1,253	47
Capital goods	2,309	—	2,156	153
Consumer—cyclical	1,562	—	1,299	263
Transportation	1,177	—	1,080	97
Other	349	—	207	142

Total U.S. corporate	27,423	—	24,982	2,441

Non-U.S. corporate:
Utilities	1,020	—	634	386
Energy	1,395	—	1,189	206
Finance and insurance	2,589	—	2,421	168
Consumer—non-cyclical	712	—	583	129
Technology and communications	1,012	—	964	48
Industrial	976	—	866	110
Capital goods	585	—	415	170
Consumer—cyclical	461	—	394	67
Transportation	693	—	500	193
Other	2,781	—	2,757	24

Total non-U.S. corporate	12,224	—	10,723	1,501

Residential mortgage-backed	4,404	—	4,358	46
Commercial mortgage-backed	3,302	—	3,243	59
Other asset-backed	3,224	—	3,049	175

Total fixed maturity securities	60,597	—	56,337	4,260

Equity securities	709	614	48	47

Other invested assets:
Trading securities	71	—	71	—
Derivative assets:
Interest rate swaps	565	—	565	—
Foreign currency swaps	5	—	5	—
Equity index options	77	—	—	77
Other foreign currency contracts	28	—	27	1

Total derivative assets	675	—	597	78

Securities lending collateral	281	—	281	—

Total other invested assets	1,027	—	949	78

Restricted other invested assets related to securitization entities	84	—	84	—
Reinsurance recoverable (1)	15	—	—	15
Separate account assets	7,327	7,327	—	—

Total assets	$69,759	$7,941	$57,418	$4,400

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,036	$—	$6,034	$2
State and political subdivisions	2,647	—	2,610	37
Non-U.S. government	2,107	—	2,107	—
U.S. corporate:
Utilities	4,550	—	3,974	576
Energy	2,300	—	2,090	210
Finance and insurance	6,097	—	5,311	786
Consumer—non-cyclical	4,734	—	4,613	121
Technology and communications	2,598	—	2,544	54
Industrial	1,223	—	1,175	48
Capital goods	2,258	—	2,106	152
Consumer—cyclical	1,530	—	1,272	258
Transportation	1,190	—	1,051	139
Other	348	—	205	143

Total U.S. corporate	26,828	—	24,341	2,487

Non-U.S. corporate:
Utilities	969	—	583	386
Energy	1,331	—	1,125	206
Finance and insurance	2,538	—	2,356	182
Consumer—non-cyclical	714	—	575	139
Technology and communications	987	—	920	67
Industrial	958	—	849	109
Capital goods	535	—	366	169
Consumer—cyclical	442	—	373	69
Transportation	677	—	496	181
Other	3,144	—	3,119	25

Total non-U.S. corporate	12,295	—	10,762	1,533

Residential mortgage-backed	4,379	—	4,336	43
Commercial mortgage-backed	3,129	—	3,075	54
Other asset-backed	3,151	—	3,006	145

Total fixed maturity securities	60,572	—	56,271	4,301

Equity securities	632	551	34	47

Other invested assets:
Trading securities	259	—	259	—
Derivative assets:
Interest rate swaps	596	—	596	—
Foreign currency swaps	4	—	4	—
Equity index options	72	—	—	72
Equity return swaps	1	—	1	—
Other foreign currency contracts	35	—	32	3

Total derivative assets	708	—	633	75

Securities lending collateral	534	—	534	—

Total other invested assets	1,501	—	1,426	75

Restricted other invested assets related to securitization entities	312	—	181	131
Reinsurance recoverable (1)	16	—	—	16
Separate account assets	7,299	7,299	—	—

Total assets	$70,332	$7,850	$57,912	$4,570

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2017	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2017	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$(1)	$—	$—	$1	$—
State and political subdivisions	37	1	(1)	—	—	—	—	—	—	37	1
U.S. corporate:
Utilities	576	—	7	14	—	—	(2)	—	(17)	578	—
Energy	210	(1)	2	—	(10)	—	(23)	—	(16)	162	(1)
Finance and insurance	786	4	12	29	(10)	—	(3)	—	—	818	4
Consumer—non-cyclical	121	—	1	—	—	—	—	—	—	122	—
Technology and
communications	54	1	1	10	—	—	—	—	(7)	59	1
Industrial	48	—	(1)	—	—	—	—	—	—	47	—
Capital goods	152	—	1	—	—	—	—	—	—	153	—
Consumer—cyclical	258	—	5	2	—	—	(2)	—	—	263	—
Transportation	139	1	1	—	—	—	(2)	—	(42)	97	—
Other	143	—	1	—	—	—	(2)	—	—	142	—

Total U.S. corporate	2,487	5	30	55	(20)	—	(34)	—	(82)	2,441	4

Non-U.S. corporate:
Utilities	386	—	2	30	—	—	—	—	(32)	386	—
Energy	206	—	2	—	(1)	—	(1)	—	—	206	—
Finance and insurance	182	2	4	—	—	—	(20)	—	—	168	1
Consumer—non-cyclical	139	—	1	—	—	—	(11)	—	—	129	—
Technology and
communications	67	—	—	—	—	—	(19)	—	—	48	—
Industrial	109	—	1	—	—	—	—	—	—	110	—
Capital goods	169	—	1	—	—	—	—	—	—	170	—
Consumer—cyclical	69	—	—	—	—	—	(2)	—	—	67	—
Transportation	181	—	2	—	—	—	—	10	—	193	—
Other	25	—	(1)	—	—	—	—	—	—	24	—

Total non-U.S. corporate	1,533	2	12	30	(1)	—	(53)	10	(32)	1,501	1

Residential mortgage-backed	43	—	—	4	—	—	(1)	—	—	46	—
Commercial mortgage-backed	54	—	4	1	—	—	—	—	—	59	—
Other asset-backed	145	—	—	54	—	—	(2)	5	(27)	175	—

Total fixed maturity securities	4,301	8	45	144	(21)	—	(91)	15	(141)	4,260	6

Equity securities	47	—	—	—	—	—	—	—	—	47	—

Other invested assets:
Derivative assets:
Equity index options	72	13	—	12	—	—	(20)	—	—	77	12
Other foreign currency contracts	3	(2)	—	—	—	—	—	—	—	1	(3)

Total derivative assets	75	11	—	12	—	—	(20)	—	—	78	9

Total other invested assets	75	11	—	12	—	—	(20)	—	—	78	9

Restricted other invested assets related to securitization entities	131	—	—	—	(131)	—	—	—	—	—	—
Reinsurance recoverable (2)	16	(2)	—	—	—	1	—	—	—	15	(2)

Total Level 3 assets	$4,570	$17	$45	$156	$(152)	$1	$(111)	$15	$(141)	$4,400	$13

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2016	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2016	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$(1)	$—	$—	$2	$—
State and political subdivisions	35	1	(1)	7	—	—	—	—	—	42	1
U.S. corporate:
Utilities	449	1	5	13	—	—	(8)	49	(27)	482	—
Energy	253	—	(1)	—	—	—	(1)	7	(28)	230	—
Finance and insurance	715	10	7	—	—	—	(17)	—	(18)	697	10
Consumer—non-cyclical	109	—	3	—	—	—	—	—	—	112	—
Technology and
communications	35	1	1	—	—	—	—	—	—	37	1
Industrial	61	—	3	—	—	—	—	—	—	64	—
Capital goods	180	—	3	—	—	—	—	—	(29)	154	—
Consumer—cyclical	239	4	4	3	—	—	(40)	—	—	210	—
Transportation	106	—	4	17	—	—	(4)	—	—	123	—
Other	182	—	1	—	—	—	(1)	—	(2)	180	—

Total U.S. corporate	2,329	16	30	33	—	—	(71)	56	(104)	2,289	11

Non-U.S. corporate:
Utilities	287	—	3	—	—	—	—	26	—	316	—
Energy	252	—	13	—	—	—	(13)	—	(26)	226	—
Finance and insurance	191	1	(1)	—	—	—	—	—	—	191	1
Consumer—non-cyclical	169	—	5	—	—	—	(11)	—	—	163	—
Technology and
communications	62	—	2	—	—	—	—	—	—	64	—
Industrial	84	—	3	—	—	—	—	9	—	96	—
Capital goods	213	—	7	—	—	—	(6)	—	—	214	—
Consumer—cyclical	71	—	1	—	—	—	(2)	—	—	70	—
Transportation	144	—	—	—	—	—	—	—	—	144	—
Other	72	—	2	—	—	—	(7)	—	—	67	—

Total non-U.S. corporate	1,545	1	35	—	—	—	(39)	35	(26)	1,551	1

Residential mortgage-backed	116	—	2	38	—	—	(2)	—	(33)	121	—
Commercial mortgage-backed	10	—	—	—	—	—	(2)	—	—	8	—
Other asset-backed	1,142	1	(16)	12	—	—	(6)	35	—	1,168	1

Total fixed maturity securities	5,180	19	50	90	—	—	(121)	126	(163)	5,181	14

Equity securities	38	—	—	6	—	—	—	—	—	44	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	—	—	—	1	—
Equity index options	30	(3)	—	13	—	—	(4)	—	—	36	3
Other foreign currency
contracts	3	(2)	—	—	—	—	—	—	—	1	(2)

Total derivative assets	34	(5)	—	13	—	—	(4)	—	—	38	1

Total other invested assets	34	(5)	—	13	—	—	(4)	—	—	38	1

Restricted other invested assets related to securitization entities	232	9	—	—	—	—	—	—	—	241	9
Reinsurance recoverable (2)	17	5	—	—	—	1	—	—	—	23	5

Total Level 3 assets	$5,501	$28	$50	$109	$—	$1	$(125)	$126	$(163)	$5,527	$29

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2017	2016
Total realized and unrealized gains (losses) included in net income:
Net investment income	$9	$20
Net investment gains (losses)	8	8

Total	$17	$28

Net gains (losses) included in net income attributable to assets still held:
Net investment income	$7	$15
Net investment gains (losses)	6	14

Total	$13	$29

The amount presented for unrealized gains (losses) included in net income for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2017:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$561	Credit spreads	84bps - 388bps	140bps
Energy	Internal models	75	Credit spreads	98bps - 459bps	196bps
Finance and insurance	Internal models	761	Credit spreads	88bps - 440bps	213bps
Consumer—non-cyclical	Internal models	122	Credit spreads	100bps - 264bps	165bps
Technology and communications	Internal models	58	Credit spreads	69bps - 374bps	275bps
Industrial	Internal models	20	Credit spreads	103bps - 261bps	200bps
Capital goods	Internal models	153	Credit spreads	66bps - 265bps	132bps
Consumer—cyclical	Internal models	238	Credit spreads	66bps - 220bps	141bps
Transportation	Internal models	89	Credit spreads	66bps - 254bps	157bps
Other	Internal models	127	Credit spreads	77bps - 144bps	89bps

Total U.S. corporate	Internal models	$2,204	Credit spreads	66bps - 459bps	170bps

Non-U.S. corporate:
Utilities	Internal models	$386	Credit spreads	87bps - 191bps	129bps
Energy	Internal models	133	Credit spreads	103bps - 172bps	134bps
Finance and insurance	Internal models	159	Credit spreads	84bps - 215bps	123bps
Consumer—non-cyclical	Internal models	117	Credit spreads	66bps - 222bps	132bps
Technology and communications	Internal models	48	Credit spreads	161bps - 276bps	233bps
Industrial	Internal models	101	Credit spreads	122bps - 222bps	169bps
Capital goods	Internal models	129	Credit spreads	100bps - 180bps	128bps
Consumer—cyclical	Internal models	67	Credit spreads	97bps - 153bps	122bps
Transportation	Internal models	164	Credit spreads	91bps - 220bps	130bps
Other	Internal models	12	Credit spreads	101bps - 1,480bps	374bps

Total non-U.S. corporate	Internal models	$1,316	Credit spreads	66bps - 1,480bps	138bps

Derivative assets:
Equity index options	Discounted cash flows	$77	Equity index volatility	— % - 39%	15%

Other foreign currency contracts	Discounted cash flows	$1	Foreign exchange rate volatility	9% - 12%	11%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$275	$—	$—	$275
Fixed index annuity embedded derivatives	361	—	—	361
Indexed universal life embedded derivatives	12	—	—	12

Total policyholder account balances	648	—	—	648

Derivative liabilities:
Interest rate swaps	373	—	373	—
Foreign currency swaps	3	—	3	—
Credit default swaps related to securitization entities	1	—	1	—
Equity return swaps	5	—	5	—
Other foreign currency contracts	26	—	26	—

Total derivative liabilities	408	—	408	—

Borrowings related to securitization entities	13	—	—	13

Total liabilities	$1,069	$—	$408	$661

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$—	$—	$303
Fixed index annuity embedded derivatives	344	—	—	344
Indexed universal life embedded derivatives	11	—	—	11

Total policyholder account balances	658	—	—	658

Derivative liabilities:
Interest rate swaps	349	—	349	—
Foreign currency swaps	5	—	5	—
Credit default swaps related to securitization entities	1	—	1	—
Equity return swaps	1	—	1	—
Other foreign currency contracts	27	—	27	—

Total derivative liabilities	383	—	383	—

Borrowings related to securitization entities	12	—	—	12

Total liabilities	$1,053	$—	$383	$670

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2017	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2017	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$(35)	$—	$—	$—	$7	$—	$—	$—	$275	$(31)
Fixed index annuity embedded derivatives	344	20	—	—	—		(3)	—	—	361	20
Indexed universal life embedded derivatives	11	(1)	—	—	—	2	—	—	—	12	(1)

Total policyholder account balances	658	(16)	—	—	—	9	(3)	—	—	648	(12)

Borrowings related to securitization entities	12	1	—	—	—	—	—	—	—	13	1

Total Level 3 liabilities	$670	$(15)	$—	$—	$—	$9	$(3)	$—	$—	$661	$(11)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(Amounts in millions)	Beginning balance as of January 1, 2016	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2016	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$83	$—	$—	$—	$8	$—	$—	$—	$443	$87
Fixed index annuity embedded derivatives	342	(3)	—	—	—	10	(4)	—	—	345	(3)
Indexed universal life embedded derivatives	10	(2)	—	—	—	4	—	—	—	12	(2)

Total policyholder account balances	704	78	—	—	—	22	(4)	—	—	800	82

Derivative liabilities:
Credit default swaps related to securitization entities	14	(9)	—	—	—	1	—	—	—	6	(9)

Total derivative liabilities	14	(9)	—	—	—	1	—	—	—	6	(9)

Borrowings related to securitization entities	81	4	—	—	—	—	—	—	—	85	4

Total Level 3 liabilities	$799	$73	$—	$—	$—	$23	$(4)	$—	$—	$891	$77

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2017	2016
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—
Net investment (gains) losses	(15)	73

Total	$(15)	$73

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	(11)	77

Total	$(11)	$77

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2017:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Policyholder account balances:
GMWB embedded derivatives (1)	Stochastic cash flow model	$275	Withdrawal utilization rate Lapse rate Non-performance risk (credit spreads) Equity index volatility	39% - 83% — % - 7% 40bps - 85bps 14% - 24%	64% 4% 69bps 20%

Fixed index annuity embedded derivatives	Option budget method	$361	Expected future interest credited	— % - 3%	2%

Indexed universal life embedded derivatives	Option budget method	$12	Expected future interest credited	3% - 9%	5%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(7) Liability for Policy and Contract Claims

The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2017	2016
Beginning balance	$9,256	$8,095
Less reinsurance recoverables	(2,409)	(2,122)

Net beginning balance	6,847	5,973

Incurred related to insured events of:
Current year	937	778
Prior years	(106)	20

Total incurred	831	798

Paid related to insured events of:
Current year	(178)	(185)
Prior years	(656)	(634)

Total paid	(834)	(819)

Interest on liability for policy and contract claims	73	61
Foreign currency translation	14	15

Net ending balance	6,931	6,028
Add reinsurance recoverables	2,364	2,149

Ending balance	$9,295	$8,177

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of the three months ended March 31, 2017, the favorable development of $106 million related to insured events of prior years was primarily attributable to favorable claim terminations and benefit utilization in our long-term care insurance business in the current year.

(8) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2017		2016
Pre-tax income	$332		$150

Statutory U.S. federal income tax rate	$116	35.0%	$53	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(2)	(0.9)	1	0.8
Tax favored investments	1	0.4	(1)	(0.6)
Effect of foreign operations	—	—	(6)	(4.0)
Reversal of valuation allowance	—	—	(25)	(16.5)
Stock-based compensation	1	0.4	3	1.7
Loss on sale of business	—	—	(2)	(1.2)

Effective rate	$116	34.9%	$23	15.2%

The effective tax rate for the three months ended March 31, 2016 was impacted by the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe due to incremental taxable gains supporting the recognition of these deferred tax assets.

(9) Segment Information

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities. The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year.

We use the same accounting policies and procedures to measure segment income and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “adjusted operating income available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income available to Genworth Financial, Inc.’s common stockholders as income from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from adjusted operating income available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

While some of these items may be significant components of net income available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that adjusted operating income available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate adjusted operating income available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income attributable to the ongoing operations of the business. Management also uses adjusted operating income available to Genworth Financial, Inc.’s common stockholders as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from adjusted operating income available to Genworth Financial, Inc.’s common stockholders have occurred in the past and could, and in some cases will, recur in the future. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of adjusted operating income available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

Adjustments to reconcile net income attributable to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders assume a 35% tax rate (unless otherwise indicated) and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for deferred acquisition costs (“DAC”) and other intangible amortization and certain benefit reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the first quarter of 2017, we recorded a pre-tax expense of $1 million related to restructuring costs as the company continues to evaluate and appropriately size its organizational needs and expenses.

In the first quarter of 2016: we recorded a pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of our mortgage insurance business in Europe; we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 notes; we also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million; we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations and we recorded a pre-tax expense of $15 million related to restructuring costs as part of an expense reduction plan as the company evaluates and appropriately sizes its organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented other than the following items. We incurred fees during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2017	2016
Revenues:
U.S. Mortgage Insurance segment	$187	$175

Canada Mortgage Insurance segment	169	160

Australia Mortgage Insurance segment	122	105

U.S. Life Insurance segment:
Long-term care insurance	994	952
Life insurance	417	123
Fixed annuities	205	206

U.S. Life Insurance segment	1,616	1,281

Runoff segment	87	69

Corporate and Other activities	(10)	(5)

Total revenues	$2,171	$1,785

The increase in total revenues was mostly attributable to our U.S. Life Insurance segment driven mostly by a life block transaction in our life insurance business in the first quarter of 2016, under which we initially ceded $326 million of certain term life insurance premiums.

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a summary of adjusted operating income

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2017	2016
Net income available to Genworth Financial, Inc.'s common stockholders	$155	$53
Add: net income attributable to noncontrolling interests	61	55

Net income	216	108
Loss from discontinued operations, net of taxes	—	(19)

Income from continuing operations	216	127
Less: income from continuing operations attributable to
noncontrolling interests	61	55

Income from continuing operations available to Genworth Financial, Inc.'s common stockholders	155	72
Adjustments to income from continuing operations available to Genworth Financial, Inc.'s common stockholders:
Net investment (gains) losses, net (1)	(20)	19
(Gains) losses from sale of businesses	—	7
(Gains) losses on early extinguishment of debt, net	—	16
Losses from life block transactions	—	9
Expenses related to restructuring	1	15
Fees associated with bond consent solicitation	—	18
Taxes on adjustments	7	(53)

Adjusted operating income available to Genworth Financial, Inc.'s common stockholders	$143	$103

(1)	For the three months ended March 31, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $— and $(9) million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $14 million and $9 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended March 31,
(Amounts in millions)	2017	2016
Adjusted operating income (loss) available to Genworth Financial, Inc.'s common stockholders:
U.S. Mortgage Insurance segment	$73	$61

Canada Mortgage Insurance segment	36	33

Australia Mortgage Insurance segment	13	19

U.S. Life Insurance segment:
Long-term care insurance	14	34
Life insurance	16	31
Fixed annuities	23	26

U.S. Life Insurance segment	53	91

Runoff segment	14	4
Corporate and Other activities	(46)	(105)

Adjusted operating income available to Genworth Financial, Inc.'s common stockholders	$143	$103

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	March 31, 2017	December 31, 2016
Assets:
U.S. Mortgage Insurance segment	$2,735	$2,674
Canada Mortgage Insurance segment	4,969	4,884
Australia Mortgage Insurance segment	2,782	2,619
U.S. Life Insurance segment	82,065	81,933
Runoff segment	11,262	11,352
Corporate and Other activities	873	1,196

Total assets	$104,686	$104,658

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In April 2014, Genworth Financial, Inc., its former chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al., in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. The United States District Court for the Southern District of New York appointed City of Hialeah Employees’ Retirement System and New Bedford Contributory Retirement System as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On October 3, 2014, the lead plaintiffs filed an amended complaint. On December 2, 2014, we filed a motion to dismiss plaintiffs’ amended complaint. On March 25, 2015, the United States District Court for the Southern District of New York denied the motion but entered an order dismissing the amended complaint with leave to replead. On April 17, 2015, plaintiffs filed a second amended complaint. We filed a motion to dismiss the second amended complaint and on June 16, 2015, the court denied the motion to dismiss. On January 22, 2016, we filed a motion for reconsideration of the court’s June 16, 2015 order denying our motion to dismiss which the court denied on March 3, 2016. On January 29, 2016, plaintiffs filed a motion for class certification which we opposed. On March 7, 2016, the court granted plaintiffs’ motion for class certification. We have exhausted all coverage under our 2014 executive and organizational liability insurance program applicable to this case; therefore, there is no insurance coverage for Genworth with respect to any settlement or judgment amount related to this litigation. The parties engaged in settlement discussions. On March 21, 2017 in connection with those discussions, we reached an agreement in principle to settle the action, subject to the execution of a stipulation and agreement of settlement that provides a full release of all defendants in connection with the allegations made in the lawsuit, and for a settlement payment to the class of $20 million, inclusive of all plaintiffs’ attorneys fees and expenses and settlement costs, and subject further to the approval of the court. We believe that the plaintiffs’ claims are without merit, but we are settling the lawsuit to avoid the burden, risk and expense of further litigation.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In December 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, two former chief financial officers, and two of its insurance subsidiaries were named as defendants in a putative class action lawsuit captioned Leifer, et al v. Genworth Financial, Inc., et al, in the United States District Court for the Eastern District of Virginia, Richmond Division. Plaintiffs allege that the defendants’ financial disclosures and alleged misrepresentations concerning Genworth’s long-term care insurance reserves caused harm to current and former long-term care insurance policyholders and seek unspecified damages, declaratory and injunctive relief, attorneys’ fees, costs and pre-judgment and post-judgment interest. We filed a motion to dismiss on March 27, 2017. Plaintiffs filed an amended complaint on April 10, 2017. We intend to vigorously defend this action.

In January 2017, two putative stockholder class action lawsuits, captioned Rice v. Genworth Financial Incorporated, et al, and James v. Genworth Financial, Inc. et al, were filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. A third putative stockholder class action lawsuit captioned Rosenfeld Family Trust v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors. In February 2017, a fourth putative class action lawsuit captioned Chopp v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors and a fifth putative class action lawsuit captioned Ratliff v. Genworth Financial, Inc. et al, was filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. The complaints in all five actions allege, among other things, that the preliminary proxy statement filed by Genworth with the SEC on December 21, 2016 contains false and/or materially misleading statements and/or omits material information. The complaints assert claims under Sections 14(a) and 20(a) of the Securities

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Exchange Act of 1934, and seek equitable relief, including declaratory and injunctive relief, and an award of attorneys’ fees and expenses. On February 2, 2017, the plaintiff in Rice filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 10, 2017, defendants filed an opposition to the preliminary injunction motion in the Rice action. Also on February 10, 2017, the plaintiff in Rosenfeld Family Trust filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 14, 2017, defendants filed a motion to transfer the Rosenfeld Family Trust action to the Eastern District of Virginia. On February 15, 2017, defendants filed a motion to transfer the Chopp action to the Eastern District of Virginia. On February 21, 2017, the parties to the Eastern District of Virginia actions (Rice, James and Ratliff) reached an agreement in principle to resolve the pending preliminary injunction motion in the Eastern District of Virginia through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction. On February 22, 2017, the plaintiffs in the Eastern District of Virginia withdrew their preliminary injunction motion in consideration of the agreed disclosures to be filed in a Form 8-K by February 24, 2017. Also on February 22, 2017, the court in the District of Delaware suspended briefing on the motion for preliminary injunction in the Rosenfeld Family Trust action and entered an order transferring the Rosenfeld Family Trust and Chopp actions to the Eastern District of Virginia. On February 23, 2017, the court in the Eastern District of Virginia set the Rosenfeld Family Trust preliminary injunction motion for a hearing on March 1, 2017. On February 26, 2017, defendants filed an opposition to the preliminary injunction motion in the Rosenfeld Family Trust action. On February 27, 2017, the parties in the Rosenfeld Family Trust action reached an agreement in principle to resolve the pending preliminary injunction motion in the Rosenfeld Family Trust action through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction, and the plaintiff in the Rosenfeld Family Trust action withdrew its preliminary injunction motion in consideration of the agreed disclosures as filed in a Form 8-K on February 28, 2017. On March 6, 2017, the court in the Eastern District of Virginia entered an order setting a schedule for proceedings to appoint a lead plaintiff and lead counsel for the purported class action, and a lead plaintiff in the purported class action is expected to be appointed in May 2017. On March 7, 2017, the court in the Eastern District of Virginia consolidated the Rice, James, Ratliff, Rosenfeld Family Trust, and Chopp actions.

In April 2017, one of our insurance subsidiaries, Genworth Life and Annuity Insurance Company (“GLAIC”) was named as a defendant in a putative class action lawsuit captioned Avazian, et al v. Genworth Life and Annuity Insurance Company, et al, in the United States District Court for the Central District of California. Plaintiff alleges breach of contract and breach of the covenant of good faith and fair dealing based upon GLAIC’s termination of plaintiff’s life insurance policy for nonpayment of premium. Plaintiff alleges that the termination for nonpayment of premium failed to comply with certain notice requirements of the California Insurance Code and seeks certification as a California class action on behalf of all insureds and beneficiaries of life insurance policies issued or delivered by GLAIC in California before January 1, 2013 who lost either their coverage or their ability to make a claim because of the termination of their policies by GLAIC for nonpayment of premium, and further seeks unspecified damages, pre-judgment and post-judgment interest, punitive damages, fees, costs and such other relief as the court deems just and proper. We intend to vigorously defend this action.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Commitments

As of March 31, 2017, we were committed to fund $241 million in limited partnership investments, $14 million in U.S. commercial mortgage loan investments and $58 million in private placement investments.

(11) Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income, net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2017	$1,262	$2,085	$(253)	$3,094
OCI before reclassifications	7	(29)	119	97
Amounts reclassified from (to) OCI	(18)	(20)	—	(38)

Current period OCI	(11)	(49)	119	59

Balances as of March 31, 2017 before noncontrolling interests	1,251	2,036	(134)	3,153

Less: change in OCI attributable to noncontrolling interests	8	—	49	57

Balances as of March 31, 2017	$1,243	$2,036	$(183)	$3,096

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2016	$1,254	$2,045	$(289)	$3,010
OCI before reclassifications	791	275	216	1,282
Amounts reclassified from (to) OCI	12	(18)	—	(6)

Current period OCI	803	257	216	1,276

Balances as of March 31, 2016 before noncontrolling interests	2,057	2,302	(73)	4,286

Less: change in OCI attributable to noncontrolling interests	—	—	101	101

Balances as of March 31, 2016	$2,057	$2,302	$(174)	$4,185

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $(11) million and $(5) million, respectively, net of taxes of $5 million and $3 million, respectively, related to a net unrecognized postretirement benefit obligation as of March 31, 2017 and 2016. Amount also included taxes of $31 million and $45 million, respectively, related to foreign currency translation adjustments as of March 31, 2017 and 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income, net of taxes, for the periods presented:

	Amount reclassified from accumulated		Affected line item in the consolidated statements
	other comprehensive income
	Three months ended March 31,
(Amounts in millions)	2017	2016	of income
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(28)	$18	Net investment (gains) losses
(Provision) benefit for income taxes	10	(6)	(Provision) benefit for income taxes

Total	$(18)	$12

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(30)	$(25)	Net investment income
Interest rate swaps hedging assets	(1)	(1)	Net investment (gains) losses
Inflation indexed swaps	—	(2)	Net investment income
Benefit for income taxes	11	10	Benefit for income taxes

Total	$(20)	$(18)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of March 31, 2017 and December 31, 2016, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the three months ended March 31, 2017 and 2016.

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

The following table presents the condensed consolidating balance sheet information as of March 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$60,797	$(200)	$60,597
Equity securities available-for-sale, at fair value	—	—	709	—	709
Commercial mortgage loans	—	—	6,107	—	6,107
Restricted commercial mortgage loans related to securitization entities	—	—	122	—	122
Policy loans	—	—	1,761	—	1,761
Other invested assets	—	152	2,121	(1)	2,272
Restricted other invested assets related to securitization entities, at fair value	—	—	84	—	84
Investments in subsidiaries	12,904	12,377	—	(25,281)	—

Total investments	12,904	12,529	71,701	(25,482)	71,652
Cash and cash equivalents	7	849	2,162	—	3,018
Accrued investment income	—	—	717	—	717
Deferred acquisition costs	—	—	3,207	—	3,207
Intangible assets and goodwill	—	—	381	—	381
Reinsurance recoverable	—	—	17,681	—	17,681
Other assets	—	136	568	(1)	703
Intercompany notes receivable	—	102	5	(107)	—
Separate account assets	—	—	7,327	—	7,327

Total assets	$12,911	$13,616	$103,749	$(25,590)	$104,686

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$37,291	$—	$37,291
Policyholder account balances	—	—	25,383	—	25,383
Liability for policy and contract claims	—	—	9,295	—	9,295
Unearned premiums	—	—	3,370	—	3,370
Other liabilities	28	285	2,347	(3)	2,657
Intercompany notes payable	99	205	3	(307)	—
Borrowings related to securitization entities	—	—	68	—	68
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,718	476	—	4,194
Deferred tax liability	(28)	(828)	931	—	75
Separate account liabilities	—	—	7,327	—	7,327

Total liabilities	99	3,380	86,801	(310)	89,970

Equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,964	9,097	18,371	(27,468)	11,964
Accumulated other comprehensive income (loss)	3,096	3,124	3,114	(6,238)	3,096
Retained earnings	451	(1,985)	(6,741)	8,726	451
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,812	10,236	14,744	(24,980)	12,812
Noncontrolling interests	—	—	2,204	(300)	1,904

Total equity	12,812	10,236	16,948	(25,280)	14,716

Total liabilities and equity	$12,911	$13,616	$103,749	$(25,590)	$104,686

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of December 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$60,772	$(200)	$60,572
Equity securities available-for-sale, at fair value	—	—	632	—	632
Commercial mortgage loans	—	—	6,111	—	6,111
Restricted commercial mortgage loans related to securitization entities	—	—	129	—	129
Policy loans	—	—	1,742	—	1,742
Other invested assets	—	105	1,966	—	2,071
Restricted other invested assets related to securitization entities, at fair value	—	—	312	—	312
Investments in subsidiaries	12,730	12,308	—	(25,038)	—

Total investments	12,730	12,413	71,664	(25,238)	71,569
Cash and cash equivalents	—	998	1,786	—	2,784
Accrued investment income	—	—	663	(4)	659
Deferred acquisition costs	—	—	3,571	—	3,571
Intangible assets and goodwill	—	—	348	—	348
Reinsurance recoverable	—	—	17,755	—	17,755
Other assets	9	134	530	—	673
Intercompany notes receivable	—	84	67	(151)	—
Deferred tax assets	28	—	(28)	—	—
Separate account assets	—	—	7,299	—	7,299

Total assets	$12,767	$13,629	$103,655	$(25,393)	$104,658

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$37,063	$—	$37,063
Policyholder account balances	—	—	25,662	—	25,662
Liability for policy and contract claims	—	—	9,256	—	9,256
Unearned premiums	—	—	3,378	—	3,378
Other liabilities	39	301	2,581	(5)	2,916
Intercompany notes payable	84	267	—	(351)	—
Borrowings related to securitization entities	—	—	74	—	74
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,716	464	—	4,180
Deferred tax liability	—	(816)	869	—	53
Separate account liabilities	—	—	7,299	—	7,299

Total liabilities	123	3,468	86,956	(356)	90,191

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,962	9,097	20,252	(29,349)	11,962
Accumulated other comprehensive income (loss)	3,094	3,135	3,116	(6,251)	3,094
Retained earnings	287	(2,071)	(8,792)	10,863	287
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,644	10,161	14,576	(24,737)	12,644
Noncontrolling interests	—	—	2,123	(300)	1,823

Total equity	12,644	10,161	16,699	(25,037)	14,467

Total liabilities and equity	$12,767	$13,629	$103,655	$(25,393)	$104,658

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,136	$—	$1,136
Net investment income	(1)	1	794	(4)	790
Net investment gains (losses)	—	(3)	37	—	34
Policy fees and other income	—	—	211	—	211

Total revenues	(1)	(2)	2,178	(4)	2,171

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,246	—	1,246
Interest credited	—	—	167	—	167
Acquisition and operating expenses, net of deferrals	13	—	257	—	270
Amortization of deferred acquisition costs and intangibles	—	—	94	—	94
Interest expense	—	55	11	(4)	62

Total benefits and expenses	13	55	1,775	(4)	1,839

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(14)	(57)	403	—	332
Provision (benefit) for income taxes	3	(20)	133	—	116
Equity in income of subsidiaries	172	123	—	(295)	—

Income from continuing operations	155	86	270	(295)	216
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income	155	86	270	(295)	216
Less: net income attributable to noncontrolling interests	—	—	61	—	61

Net income available to Genworth Financial, Inc.’s common stockholders	$155	$86	$209	$(295)	$155

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$155	$86	$270	$(295)	$216
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(20)	(31)	(13)	52	(12)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	(49)	(49)	(52)	101	(49)
Foreign currency translation and other adjustments	70	68	119	(138)	119

Total other comprehensive income (loss)	2	(11)	55	13	59

Total comprehensive income	157	75	325	(282)	275
Less: comprehensive income attributable to noncontrolling interests	—	—	118	—	118

Total comprehensive income available to Genworth Financial, Inc.'s common stockholders	$157	$75	$207	$(282)	$157

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$53	$23	$257	$(225)	$108
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	807	789	809	(1,598)	807
Net unrealized gains (losses) on other-than-temporarily impaired securities	(4)	(5)	(4)	9	(4)
Derivatives qualifying as hedges	257	256	275	(531)	257
Foreign currency translation and other adjustments	115	86	217	(202)	216

Total other comprehensive income	1,175	1,126	1,297	(2,322)	1,276

Total comprehensive income	1,228	1,149	1,554	(2,547)	1,384
Less: comprehensive income attributable to noncontrolling interests	—	—	156	—	156

Total comprehensive income available to Genworth Financial, Inc.'s common stockholders	$1,228	$1,149	$1,398	$(2,547)	$1,228

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flows statement information for the three months ended March 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$155	$86	$270	$(295)	$216
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(172)	(123)	—	295	—
Dividends from subsidiaries	—	52	(52)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	1	(34)	—	(33)
Net investment (gains) losses	—	3	(37)	—	(34)
Charges assessed to policyholders	—	—	(183)	—	(183)
Acquisition costs deferred	—	—	(22)	—	(22)
Amortization of deferred acquisition costs and intangibles	—	—	94	—	94
Deferred income taxes	9	(14)	98	—	93
Trading securities, held-for-sale investments and derivative instruments	—	—	365	—	365
Stock-based compensation expense	6	—	4	—	10
Change in certain assets and liabilities:
Accrued investment income and other assets	4	5	(91)	3	(79)
Insurance reserves	—	—	377	—	377
Current tax liabilities	(6)	(6)	(25)	—	(37)
Other liabilities, policy and contract claims and other policy-related balances	(3)	(24)	(83)	(2)	(112)

Net cash from operating activities	(7)	(20)	681	1	655

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,060	—	1,060
Commercial mortgage loans	—	—	166	—	166
Restricted commercial mortgage loans related to securitization entities	—	—	6	—	6
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,173	—	2,173
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(2,710)	—	(2,710)
Commercial mortgage loans	—	—	(161)	—	(161)
Other invested assets, net	—	(49)	(626)	(1)	(676)
Intercompany notes receivable	—	(18)	62	(44)	—

Net cash used by investing activities	—	(67)	(30)	(45)	(142)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	218	—	218
Withdrawals from universal life and investment contracts	—	—	(467)	—	(467)
Repayment of borrowings related to securitization entities	—	—	(7)	—	(7)
Dividends paid to noncontrolling interests	—	—	(39)	—	(39)
Proceeds from intercompany notes payable	15	(62)	3	44	—
Other, net	(1)	—	(8)	—	(9)

Net cash used by financing activities	14	(62)	(300)	44	(304)

Effect of exchange rate changes on cash and cash equivalents	—	—	25	—	25

Net change in cash and cash equivalents	7	(149)	376	—	234
Cash and cash equivalents at beginning of period	—	998	1,786	—	2,784

Cash and cash equivalents at end of period	$7	$849	$2,162	$—	$3,018

The following table presents the condensed consolidating cash flows statement information for the three months ended March 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$53	$23	$257	$(225)	$108
Less loss from discontinued operations, net of taxes	—	—	19	—	19
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(119)	(106)	—	225	—
Dividends from subsidiaries	—	73	(73)	—	—
Gain on sale of businesses	—	—	(20)	—	(20)
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(38)	—	(38)
Net investment gains	—	15	4	—	19
Charges assessed to policyholders	—	—	(191)	—	(191)
Acquisition costs deferred	—	—	(50)	—	(50)
Amortization of deferred acquisition costs and intangibles	—	—	99	—	99
Deferred income taxes	(5)	(48)	60	—	7
Trading securities, held-for-sale investments and derivative instruments	—	3	18	—	21
Stock-based compensation expense	5	—	2	—	7

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Change in certain assets and liabilities:
Accrued investment income and other assets	4	(45)	(113)	(5)	(159)
Insurance reserves	—	—	36	—	36
Current tax liabilities	(7)	(6)	5	—	(8)
Other liabilities, policy and contract claims and other policy-related balances	3	(65)	469	(1)	406

Net cash from operating activities	(66)	(156)	484	(6)	256

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	690	—	840
Commercial mortgage loans	—	—	192	—	192
Restricted commercial mortgage loans related to securitization entities	—	—	6	—	6
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	905	—	905
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(2,042)	—	(2,042)
Commercial mortgage loans	—	—	(200)	—	(200)
Other invested assets, net	—	100	(72)	6	34
Policy loans, net	—	—	10	—	10
Intercompany notes receivable	—	(66)	66	—	—

Net cash used by investing activities	—	184	(445)	6	(255)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	571	—	571
Withdrawals from universal life and investment contracts	—	—	(517)	—	(517)
Redemption of non-recourse funding obligations	—	—	(1,620)	—	(1,620)
Repayment and repurchase of long-term debt	—	(326)	—	—	(326)
Repayment of borrowings related to securitization entities	—	—	(10)	—	(10)
Dividends paid to noncontrolling interests	—	—	(52)	—	(52)
Proceeds from intercompany notes payable	66	(66)	—	—	—
Other, net	—	—	13	—	13

Net cash used by financing activities	66	(392)	(1,615)	—	(1,941)

Effect of exchange rate changes on cash and cash equivalents	—	—	31	—	31

Net change in cash and cash equivalents	—	(364)	(1,545)	—	(1,909)
Cash and cash equivalents at beginning of period	—	1,124	4,869	—	5,993

Cash and cash equivalents at end of period	—	760	3,324	—	4,084
Less cash and cash equivalents held for sale at end of period	—	—	41	—	41

Cash and cash equivalents of continuing operations at end of period	$—	$760	$3,283	$—	$4,043

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2016, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $220 million to us in 2017 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $220 million is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2017 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of March 31, 2017, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $12.7 billion and $12.2 billion, respectively.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2016 Annual Report on Form 10-K. References herein to “Genworth,” the “Company,” “we” or “our” in are, unless the context otherwise requires, to Genworth Financial, Inc. on a consolidated basis.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the China Oceanwide transaction. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•	risks related to the proposed transaction with China Oceanwide Holdings Group Co., Ltd. (“China Oceanwide”) including: our inability to complete the transaction in a timely manner or at all; the parties inability to obtain regulatory approvals, or the possibility that the parties may delay the transaction or that materially burdensome or adverse regulatory conditions may be imposed in connection with any such regulatory approvals; existing and potential legal proceedings may be instituted against us in connection with the announcement of the transaction that may delay the transaction, make it more costly or ultimately preclude it; the risk that the proposed transaction disrupts Genworth’s current plans and operations as a result of the announcement and consummation of the transaction; certain restrictions during the pendency of the transaction that may impact Genworth’s ability to pursue certain business opportunities or strategic transactions; continued availability of capital and financing to Genworth before, or in the absence of, the consummation of the transaction; further rating agency actions and downgrades in Genworth’s debt or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the transaction; the amount of the costs, fees, expenses and other charges related to the transaction; the risks related to diverting management’s attention from our ongoing business operations; the merger agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee; our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business;

•	strategic risks in the event the proposed transaction with China Oceanwide is not consummated including: our inability to successfully execute alternative strategic plans to effectively address our current business challenges (including with respect to the restructuring of our U.S. life insurance businesses, debt obligations, cost savings, ratings and capital); our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner and on anticipated terms; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents for such alternative strategic plans, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to achieve anticipated cost-savings in a timely manner; or adverse tax or accounting charges; and inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required;

•	risks relating to estimates, assumptions and valuations including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); and changes in valuation of fixed maturity, equity and trading securities;

•	risks relating to economic, market and political conditions including: downturns and volatility in global economies and equity and credit markets; interest rates and changes in rates (particularly given the historically low interest rate environment) have adversely impacted, and may continue to materially adversely impact, our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•	regulatory and legal risks including: extensive regulation of our businesses and changes in applicable laws and regulations; litigation and regulatory investigations or other actions; dependence on dividends and other distributions from our subsidiaries (particularly our international subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries and insurance, regulatory or corporate law restrictions; adverse change in regulatory requirements, including risk-based capital; changes in regulations adversely affecting our international operations; inability to maintain the private mortgage insurer eligibility requirements (“PMIERs”); inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements and hazardous financial condition standards; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our mortgage insurance businesses; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act; and changes in accounting and reporting standards;

•	liquidity, financial strength ratings, credit and counterparty risks including: insufficient internal sources to meet liquidity needs and limited or no access to capital (including our inability to replace our credit facility); future adverse rating agency actions, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade, all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; and defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance;

•

operational risks including: inability to retain, attract and motivate qualified employees or senior management; ineffective or inadequate risk management in identifying, controlling or mitigating risks; reliance on, and loss of, key customer or distribution relationships; availability, affordability and adequacy of reinsurance to protect us against losses; competition; competition in our mortgage insurance businesses from government and government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations; and failure or any compromise of the security of our computer systems, disaster recovery systems and business continuity plans and failures to safeguard, or breaches of, our confidential information;

•	insurance and product-related risks including: our inability to increase sufficiently, and in a timely manner, premiums on in-force long-term care insurance policies and/or reduce in-force benefits, and charge higher premiums on new policies, in each case, as currently anticipated and as may be required from time to time in the future (including as a result of our failure to obtain any necessary regulatory approvals or unwillingness or inability of policyholders to pay increased premiums), our inability to reflect future premium increases and other management actions in our margin calculation as anticipated, failure to sufficiently increase new sales for our long-term care insurance products; inability to realize anticipated benefits of our rescissions, curtailments, loan modifications or other similar programs in our mortgage insurance businesses; premiums for the significant portion of our mortgage insurance risk in-force with high loan-to-value ratios may not be sufficient to compensate us for the greater risks associated with those policies; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations; increases in the use of alternatives to private mortgage insurance and reductions in the level of coverage selected; potential liabilities in connection with our U.S. contract underwriting services; and medical advances, such as genetic research and diagnostic imaging, and related legislation that impact policyholder behavior in ways adverse to us;

•	other risks including: occurrence of natural or man-made disasters or a pandemic; impairments of or valuation allowances against our deferred tax assets; the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control; and provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

•	risks relating to our common stock including: the continued suspension of payment of dividends; and stock price fluctuations.

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

China Oceanwide Transaction

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“the Parent”), a limited liability company incorporated in the People’s Republic of China, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Parent. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of the Parent. The Parent is a newly formed subsidiary of China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. The agreement concluded our previously announced strategic review process, which we had undertaken over the previous two years. At a special meeting held on March 7, 2017, Genworth’s stockholders voted on and approved a proposal to adopt the Merger Agreement. The transaction remains subject to closing conditions, including the receipt of required regulatory approvals in the U.S., China, and other international jurisdictions. Both parties are engaging with the relevant regulators regarding the applications and the pending transaction. On April 28, 2017, we and China Oceanwide withdrew and re-filed our joint voluntary notice to the Committee on Foreign Investment in the United States (“CFIUS”) to permit more time for review and discussion with CFIUS. Genworth and China Oceanwide continue to target closing the transaction in the middle of 2017.

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

Restructuring of U.S. Life Insurance Businesses

In February 2016, we announced that one of our strategic objectives was to separate, then isolate, through a series of transactions, our long-term care insurance business from our other U.S. life insurance businesses. We intend to continue to pursue this plan in connection with the China Oceanwide transaction, with some differences from our previously announced restructuring plan. Our goal under the plan is to align substantially all of our in-force life insurance and annuity business under Genworth Life and Annuity Insurance Company (“GLAIC”), our Virginia domiciled life insurance company, and all long-term care insurance business under Genworth Life Insurance Company (“GLIC”), our Delaware domiciled life insurance company. Based on China Oceanwide’s $525 million capital commitment, together with the $175 million of cash previously committed by Genworth Holdings, a holding company will pursue the purchase of GLAIC from GLIC at fair market value. As part of this objective, effective April 1, 2017, GLAIC assumed risk on a coinsurance basis for certain blocks of term life insurance, universal life insurance and single premium whole life insurance from GLIC. There will be no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. GAAP as the financial impact of the intercompany reinsurance will be eliminated in consolidation. We plan to execute additional reinsurance transactions as we continue to align our businesses as described above. Taking these actions will achieve our strategic objective of separating and isolating our long-term care insurance business from our other U.S. life insurance businesses, and regulatory approval to do so is a condition to the closing of the China Oceanwide transaction. China Oceanwide has no future obligation and has expressed no intention to contribute additional capital to support our legacy long-term care insurance business.

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

Strategic Alternatives

If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. Prior to the announcement of the China Oceanwide transaction, we previously disclosed that after discussions with regulators, we believed as a first step, we might only be able to distribute a portion of GLAIC from GLIC. As a result of the recent performance of our long-term care and life insurance businesses and the charges we recorded in the third and fourth quarters of 2016, absent the China Oceanwide transaction and any alternative commitment of external capital, we believe there would be considerable pressure on the feasibility and timing of achieving a partial unstacking of GLAIC in the foreseeable future, if at all; increased pressure on and potential downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share of the U.S. mortgage insurance industry; and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt. In the absence of an alternative third-party transaction, which we can neither predict nor guarantee, we believe we would be required to pursue asset sales to address these challenges, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $155 million and $53 million during the three months ended March 31, 2017 and 2016, respectively. The current year net income available to Genworth Financial, Inc.’s common stockholders was largely attributable to our U.S. Mortgage Insurance segment, which represented $73 million of the total amount. The favorable current year performance of our U.S. Mortgage Insurance segment was largely driven by higher premiums principally from an increase in average flow mortgage insurance in-force and lower losses primarily due to favorable aging of existing delinquencies, net of cures, in the current year.

•	The loss ratios in our U.S. Mortgage Insurance and Canada Mortgage Insurance segments were 17% and 16%, respectively, for the first quarter of 2017. The loss ratio in our U.S. Mortgage Insurance segment was driven mostly by a decline in new delinquencies and improvements in the net benefit from cures and aging of existing delinquencies. A decline in new flow delinquencies, net of cures, benefited the loss ratio in our Canada Mortgage Insurance segment. Our Australia Mortgage Insurance segment had a loss ratio of 35% in the first quarter of 2017, an increase of 9% compared to the first quarter of 2016, mostly related to higher new delinquencies and unfavorable aging of existing delinquencies primarily from continued pressure in commodity-dependent regions.

•	On March 1, 2017, the Pennsylvania Commonwealth Court approved petitions to liquidate Penn Treaty Network America Insurance Company and American Network Insurance Company (“Penn Treaty”) due to financial difficulties that could not be resolved through rehabilitation. As a result of the plan of Penn Treaty liquidation, our long-term care insurance business recorded net guaranty fund assessments of $14 million in the first quarter of 2017.

•	Our long-term care insurance results were favorably impacted by seasonally higher claim terminations during the first quarter of 2017.

•	During the three months ended March 31, 2016, we recorded a $45 million expense related to the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $6 million of legal fees and expenses related to this litigation. We also recorded $3 million of additional legal fees in the prior year related to other pending litigation.

•	During the three months ended March 31, 2016, we recorded $9 million related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses. In addition, we recorded a loss of $6 million from the write-off of deferred borrowing costs in connection with the early extinguishment of non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016.

Significant Developments

The periods under review include, among others, the following significant developments.

Dispositions

•	Completed sale of a life insurance block. In January 2016, GLAIC, our indirect wholly-owned subsidiary, entered into a reinsurance agreement to coinsure certain term life insurance business with Protective Life Insurance Company as part of a life block transaction. This transaction generated capital in excess of $150 million in aggregate to Genworth, including tax benefits of approximately $175 million to the holding company that were settled in July 2016, which are committed to be used in executing the restructuring plan for our U.S. life insurance businesses.

•	Sale of our lifestyle protection and mortgage insurance businesses. During the three months ended March 31, 2016, we recorded an additional after-tax loss of $19 million related to the sale of our lifestyle protection insurance business and an after-tax gain of $20 million related to the sale of our mortgage insurance business in Europe.

U.S. Life Insurance

•	Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and will continue to pursue, significant premium rate increases on the older generation blocks of business that were primarily written before 2002. We are also requesting premium rate increases on newer blocks of business, as needed, some of which may be significant. For all of these rate action filings, we received 11 filing approvals from 8 states in the first quarter of 2017, representing a weighted-average increase of 22% on approximately $98 million in annualized in-force premiums. We also submitted 18 new filings in 18 states in the first quarter of 2017 on approximately $24 million in annualized in-force premiums.

•	Suspension of sales of our traditional life insurance and fixed annuity products. As part of our initiative announced on February 4, 2016 to restructure our U.S. life insurance businesses, we decided to suspend sales of our traditional life insurance and fixed annuity products on March 7, 2016 given the continued impact of ratings and recent sales levels of these products. This action, along with reducing expense levels in our U.S. life insurance businesses resulted in approximately $50 million of pre-tax cash expense savings.

Liquidity and Capital Resources

•	Redemption of Genworth Holdings’ 2016 notes. In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest using cash proceeds received from the sale of our lifestyle protection insurance business.

•	Repurchase of Genworth Holdings senior notes. During the three months ended March 31, 2016, we repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

•	Completion of Genworth Holdings’ bond consent solicitation. Genworth Holdings paid total fees related to the bond consent solicitation of approximately $61 million, including bond consent fees of $43 million, which were deferred, as well as broker, advisor and investment banking fees of $18 million, which were expensed in the first quarter of 2016.

•	Redemption of Non-Recourse Funding Obligations. During the three months ended March 31, 2016, in connection with a life block transaction, River Lake Insurance Company, our indirect wholly-owned subsidiary, redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake Insurance Company II, our indirect wholly-owned subsidiary, redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs.

Financial Strength Ratings

On March 10, 2017, Moody’s Investors Service, Inc. (“Moody’s”) downgraded the financial strength rating of GLIC and Genworth Life Insurance Company of New York from Ba2 (Questionable) to Ba3 (Questionable). Moody’s downgrade was principally related to a reduction in our long-term care insurance margins, uncertainty related to future long-term care insurance margins and reliance on significant future rate actions, the approval for which varies by state and can take several years.

There were no other changes of the financial strength ratings of our insurance subsidiaries during the three months ended March 31, 2017.

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as value of assets and liabilities. The U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Europe and the Middle East and slower growth in China. We continue to operate in a challenging economic environment characterized by slow global growth, fluctuating oil and commodity prices and very low interest rates. Interest rates remain at historically low levels despite the fact the U.S. Federal Reserve raised its benchmark lending rate during the first quarter of 2017 and market expectations remain for two additional rate increases during 2017. As a result of the Federal Reserve action, U.S. Treasury yields rose initially during the first part of the first quarter of 2017, but lost much of the increase later in the quarter as the timing of anticipated pro-growth stimulus policies has become more uncertain and heightened geo-political risks have served to moderate the growth outlook. Global equity markets generally rose as well, although some markets were more muted, and global bond markets closed relatively unchanged from year end December 31, 2016 levels. For a discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2016 Annual Report on Form 10-K.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$1,136	$794	$342	43%
Net investment income	790	789	1	—%
Net investment gains (losses)	34	(19)	53	NM (1)
Policy fees and other income	211	221	(10)	(5)%

Total revenues	2,171	1,785	386	22%

Benefits and expenses:
Benefits and other changes in policy reserves	1,246	860	386	45%
Interest credited	167	177	(10)	(6)%
Acquisition and operating expenses, net of deferrals	270	394	(124)	(31)%
Amortization of deferred acquisition costs and intangibles	94	99	(5)	(5)%
Interest expense	62	105	(43)	(41)%

Total benefits and expenses	1,839	1,635	204	12%

Income from continuing operations before income taxes	332	150	182	121%
Provision for income taxes	116	23	93	NM (1)

Income from continuing operations	216	127	89	70%
Loss from discontinued operations, net of taxes	—	(19)	19	100%

Net income	216	108	108	100%
Less: net income attributable to noncontrolling interests	61	55	6	11%

Net income available to Genworth Financial, Inc.'s common stockholders	$155	$53	$102	192%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our U.S. Life Insurance segment increased $322 million. Our life insurance business increased $309 million mainly attributable to the impact of a reinsurance treaty under which we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in the current year. Our long-term care insurance business increased $16 million largely from $25 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year. Our fixed annuities business decreased $3 million principally from suspending sales of our life-contingent products on March 7, 2016.

•	Our Canada Mortgage Insurance segment increased $15 million principally from the seasoning of our larger, more recent in-force blocks of business. The three months ended March 31, 2017 included an increase of $6 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $9 million mainly attributable to higher average flow mortgage insurance in-force in the current year, partially offset by the reversal of an accrual for premium refunds related to policy cancellations in the prior year.

•	Corporate and Other activities decreased $4 million largely related to the sale of our European mortgage insurance business in May 2016.

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

Policy fees and other income. Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees. Our U.S. Life Insurance segment decreased $7 million mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in the current year.

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

•	Our U.S. Life Insurance segment increased $406 million. Our life insurance business increased $348 million principally related to the impact of a reinsurance treaty under which we initially ceded $331 million of certain term life insurance reserves as part of a life block transaction in the first quarter of 2016. The increase was also attributable to higher universal and term universal life insurance reserves reflecting our updated assumptions from the fourth quarter of 2016 and unfavorable mortality in the current year. Our long-term care insurance business increased $59 million principally from aging and growth of the in-force block and higher severity on new claims in the current year. The increase was also attributable to a $14 million less favorable impact from reduced benefits related to in-force rate actions approved and implemented and incremental reserves of $15 million recorded in connection with an accrual for profits followed by losses in the current year. Our fixed annuities business decreased $1 million primarily from lower interest credited, lower production of life-contingent products as a result of suspending sales of these products on March 7, 2016 and favorable mortality in the current year. These decreases were mostly offset by an increase in reserves of $6 million related to loss recognition testing in our fixed immediate annuity products in the current year.

•	Our Australia Mortgage Insurance segment increased $7 million largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year.

•	Our Runoff segment decreased $11 million primarily attributable to a decline in guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to favorable equity market performance in the current year.

•	Our U.S. Mortgage Insurance segment decreased $9 million primarily due to favorable aging of existing delinquencies, net of cures in the current year.

•	Our Canada Mortgage Insurance segment decreased $6 million largely from lower new delinquencies, net of cures, partially offset by a higher average reserve per delinquency driven by a shift in regional outstanding delinquencies towards oil-producing regions with higher average insured amounts.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Our U.S. Life Insurance segment decreased $12 million primarily related to our fixed annuities business predominantly from lower average account values and a decrease in crediting rates in the current year.

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

•	Corporate and Other activities decreased $123 million mainly driven by expenses in the prior year that did not recur. The prior year expenses included $79 million of a litigation settlement and related legal expenses, $20 million of expenses related to the early redemption of debt, $18 million of bond consent fees and a $7 million loss related to the sale of our European mortgage insurance business.

•	Our U.S. Life Insurance segment decreased $8 million. Our life insurance business decreased $18 million primarily from lower operating expenses attributable to the suspension of sales on March 7, 2016. The decrease was also attributable to a $5 million restructuring charge and expenses of $5 million associated with the life block transaction in the first quarter of 2016 that did not recur. Our fixed annuities business decreased $7 million largely attributable to lower operating expenses as a result of the suspension of sales on March 7, 2016 and a $4 million restructuring charge in the prior year that did not recur. Our long-term care insurance business increased $17 million principally from $21 million of guaranty fund assessments in connection with the Penn Treaty liquidation in the current year. This increase was partially offset by a $3 million restructuring charge and a $3 million write-off of a receivable associated with a disputed reinsurance claim in the prior year that did not recur.

•	Our Australia Mortgage Insurance segment increased $4 million primarily from higher operating expenses related to contract fees in the current year.

•	Our Canada Mortgage Insurance segment increased $3 million mainly driven by higher stock-based compensation expense in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software. Our U.S. Life Insurance segment decreased $8 million. Our life insurance business decreased $4 million largely related to our updated assumptions from the fourth quarter of 2016 and the write-off of $3 million of computer software in connection with a restructuring charge in the prior year that did not recur. Our long-term care insurance business decreased $3 million principally from a smaller in-force block in the current year as a result of lower sales.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Our U.S. Life Insurance segment decreased $25 million driven by our life insurance business principally as a result of the life block transaction in the first quarter of 2016 which included the redemption of certain non-recourse funding obligations and the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as well as the restructuring of a captive reinsurance entity.

•	Corporate and Other activities decreased $17 million largely driven by lower interest expense.

Provision for income taxes. The effective tax rate increased to 34.9% for the three months ended March 31, 2017 from 15.2% for the three months ended March 31, 2016. The increase in the effective tax rate was primarily attributable to a release of a valuation allowance on a specific capital loss in the prior year and true ups related to foreign income taxes in the current year. These increases were partially offset by a decrease in the tax expense related to stock-based compensation and from true ups related to state income taxes in the current year.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties.

Use of non-GAAP measures

Reconciliation of net income to adjusted operating income available to Genworth Financial, Inc.’s common stockholders

We use non-GAAP financial measures entitled “adjusted operating income available to Genworth Financial, Inc.’s common stockholders” and “adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share.” Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share is derived from adjusted operating income available to Genworth Financial, Inc.’s common stockholders. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income available to Genworth Financial, Inc.’s common stockholders. We define adjusted operating income available to Genworth Financial, Inc.’s common stockholders as income from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from adjusted operating income available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

While some of these items may be significant components of net income available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that adjusted operating income available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate adjusted operating income available to Genworth Financial, Inc.’s common stockholders, including adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share on a basic and diluted basis, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses adjusted operating income available to Genworth Financial, Inc.’s common stockholders as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from adjusted operating income available to Genworth Financial, Inc.’s common stockholders have occurred in the past and could, and in some cases will, recur in the future. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share on a basic and diluted basis are not substitutes for net income available to Genworth Financial, Inc.’s common stockholders or net income available to Genworth Financial, Inc.’s common stockholders per share on a basic and diluted basis determined in accordance with U.S. GAAP. In addition, our definition of adjusted operating income available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

Adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders assume a 35% tax rate (unless otherwise indicated) and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2017	2016
Net income available to Genworth Financial, Inc.'s common stockholders	$155	$53
Add: net income attributable to noncontrolling interests	61	55

Net income	216	108
Loss from discontinued operations, net of taxes	—	(19)

Income from continuing operations	216	127
Less: net income attributable to noncontrolling interests	61	55

Income from continuing operations available to Genworth Financial, Inc.'s common stockholders	155	72
Adjustments to income from continuing operations available to Genworth Financial, Inc.'s common stockholders:
Net investment (gains) losses, net (1)	(20)	19
(Gains) losses from sale of businesses	—	7
(Gains) losses on early extinguishment of debt	—	16
Losses from life block transactions	—	9
Expenses related to restructuring	1	15
Fees associated with bond solicitation	—	18
Taxes on adjustments	7	(53)

Adjusted operating income available to Genworth Financial, Inc.'s common stockholders	$143	$103

(1)	For the three months ended March 31, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $— and $(9) million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $14 million and $9 million, respectively.

In the first quarter of 2017, we recorded a pre-tax expense of $1 million related to restructuring costs as the company continues to evaluate and appropriately size its organizational needs and expenses.

In the first quarter of 2016: we recorded a pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of our mortgage insurance business in Europe; we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 notes; we also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million; we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations and we recorded a pre-tax expense of $15 million related to restructuring costs as part of an expense reduction plan as the company evaluates and appropriately sizes its organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented other than the following item. We incurred fees during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees.

Earnings per share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2017	2016
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.31	$0.14

Diluted	$0.31	$0.14

Net income available to Genworth Financial, Inc.'s common stockholders per share:
Basic	$0.31	$0.11

Diluted	$0.31	$0.11

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.21

Diluted	$0.29	$0.21

Weighted-average common shares outstanding:
Basic	498.6	498.0

Diluted	501.0	499.4

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income available to Genworth Financial, Inc.’s common stockholders. See note 9 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities.

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

Management also regularly monitors and reports a loss ratio for our businesses. For our mortgage insurance businesses, the loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. For our long-term care insurance business, the loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums. We consider the loss ratio to be a measure of underwriting performance in these businesses and help to enhance the understanding of the operating performance of our businesses.

An assumed tax rate of 35% is utilized in certain adjustments to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and in the explanation of specific variances of operating performance.

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

The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs and the U.S. government, including the Federal Housing Administration (“FHA”), the Federal Housing Finance Agency, and the U.S. Congress, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits as well as low-down-payment programs available through the FHA or GSEs.

Mortgage origination volume decreased during the first quarter of 2017 compared to the first quarter of 2016, primarily due to declines in refinance mortgage originations. The decline in refinance mortgage originations was driven by increases in interest rates. Our flow persistency was 83% during the first quarter of 2017 compared to 82% in the first quarter of 2016, in part due to the increase in interest rates. Our U.S. mortgage insurance estimated market share for first quarter of 2017 decreased compared to the fourth quarter of 2016 and the first quarter of 2016. This decrease in market share was primarily due to the reduction in the concentration of our single premium lender paid business as we continue to selectively participate in that market and to a lesser extent, competitor pricing, the negative ratings differential relative to our competitors and concerns expressed about Genworth’s financial condition. The decline was partially offset by business gains from the addition of new customers as well as growth within our existing customer base driven, in part, by competitive pricing and differentiated service levels.

New insurance written increased 3% during the first quarter of 2017 compared to first quarter of 2016 due to a larger purchase originations markets as well as increased mortgage insurance penetration. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. In the first quarter of 2017, we experienced an increase in the percentage of 97% loan-to-value new insurance written as the result of GSE changes in underwriting guidelines for purchase transactions. The percentage of single premium new insurance written decreased in the first quarter of 2017, compared to the first quarter of 2016, reflecting our selective participation in this market as well as a lower refinance originations market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile.

Our loss ratio was 17% during the first quarter of 2017 compared to 24% for the first quarter of 2016. The decline in loss ratio was primarily attributable to the decline in new delinquencies and improvements in the net benefit from cures and aging of existing delinquencies. New delinquencies decreased during the first quarter of

2017 compared to the first quarter of 2016 due to improvements in unemployment rates and housing values and the declining volume of new delinquencies from our 2005 through 2008 book years. However, the majority of our new delinquencies in the first quarter of 2017 continued to come from our 2005 through 2008 book years, which were negatively impacted by economic and housing market trends. Foreclosure starts and the number of paid claims decreased during the first quarter of 2017 as compared to the first quarter of 2016. Additionally, we have seen a reduction in loans that have been subject to a modification or workout. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies.

As of March 31, 2017, Genworth Mortgage Insurance Corporation’s (“GMICO”) risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 13.7:1, compared with a risk-to-capital ratio of approximately 14.5:1 as of December 31, 2016. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated within the business or capital support (if any) that we provide.

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of March 31, 2017, we estimate our U.S. mortgage insurance business had available assets of approximately 118% of the required assets under PMIERs compared to approximately 115% as of December 31, 2016. As of March 31, 2017 and December 31, 2016, the PMIERs sufficiency ratios were in excess of $400 million and $350 million, respectively, of available assets above the PMIERs requirements. The increase during the first quarter of 2017 was driven, in part, by a higher valuation and the impact of foreign exchange of our U.S. mortgage insurance business’ holdings in Genworth MI Canada, Inc. (“Genworth Canada”), positive operating cash flows and the reduction in delinquent loans. This increase was partially offset by growth in new insurance written. The reinsurance transactions covering our 2014 through 2017 book years provided an aggregate of approximately $520 million of PMIERs capital credit as of March 31, 2017. The reinsurance transaction covering our 2009 through 2013 book years shortened under the contract as a result of the reinsurers’ limit declining to zero during the first quarter of 2017. The value of Genworth Canada could be impacted going forward by the proposed regulatory changes discussed in more detail in “—Canada Mortgage Insurance segment—Trends and conditions.”

As of March 31, 2017, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $14.4 billion of insurance in-force, with approximately $13.6 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. The U.S. government has extended HARP through September 30, 2017. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

Segment results of operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$169	$160	$9	6%
Net investment income	17	15	2	13%
Net investment gains (losses)	—	(1)	1	100%
Policy fees and other income	1	1	—	—%

Total revenues	187	175	12	7%

Benefits and expenses:
Benefits and other changes in policy reserves	29	38	(9)	(24)%
Acquisition and operating expenses, net of deferrals	40	39	1	3%
Amortization of deferred acquisition costs and intangibles	4	3	1	33%

Total benefits and expenses	73	80	(7)	(9)%

Income from continuing operations before income taxes	114	95	19	20%
Provision for income taxes	41	34	7	21%

Income from continuing operations	73	61	12	20%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	1	(1)	(100)%
Taxes on adjustments	—	(1)	1	100%

Adjusted operating income available to Genworth Financial, Inc.'s common stockholders	$73	$61	$12	20%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased in the current year mainly attributable to higher premiums and lower losses.

Revenues

Premiums increased mainly attributable to higher average flow mortgage insurance in-force in the current year, partially offset by the reversal of an accrual for premium refunds related to policy cancellations in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily due to favorable aging of existing delinquencies, net of cures in the current year.

Provision for income taxes. The effective tax rate increased slightly to 35.9% for the three months ended March 31, 2017 from 35.8% for the three months ended March 31, 2016.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Primary insurance in-force	$139,300	$124,100	$15,200	12%
Risk in-force	33,700	31,600	2,100	7%
New insurance written	7,600	7,400	200	3%
Net premiums written	175	176	(1)	(1)%

Primary insurance in-force and risk in-force

Primary insurance in-force increased largely as a result of $15.7 billion in higher flow insurance in-force, which increased from $121.7 billion as of March 31, 2016 to $137.4 billion as of March 31, 2017 as a result of new insurance written during the previous 12 months, net of policy cancellations and lapses. The increase in flow insurance in-force was partially offset by a decline of $0.5 billion in bulk insurance in-force, which decreased from $2.4 billion as of March 31, 2016 to $1.9 billion as of March 31, 2017 from cancellations and lapses. In addition, risk in-force increased primarily as a result of flow new insurance written. Flow persistency was 83% and 82% for the three months ended March 31, 2017 and 2016, respectively.

New insurance written

New insurance written increased in the current year primarily driven by a larger purchase originations market, partially offset by a decrease in our estimated market value. We also had a lower concentration of single premium lender paid business reflecting our decision to selectively participate in the market.

Net premiums written

Net premiums written decreased marginally attributable to the reversal of an accrual for premium refunds related to policy cancellations in the prior year, partially offset by higher average flow mortgage insurance in-force in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2017	2016	2017 vs. 2016
Loss ratio	17%	24%	(7)%
Expense ratio (net earned premiums)	26%	26%	—%
Expense ratio (net premiums written)	25%	24%	1%

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

The loss ratio decreased primarily from a decline in new delinquencies, improvements in the net benefit from cures and aging of existing delinquencies and from higher net earned premiums attributable to higher average flow mortgage insurance in-force in the current year, partially offset by the reversal of an accrual for premium refunds related to policy cancellations in the prior year.

The expense ratio (net premiums written) increased slightly from higher production costs, mostly offset by higher net premiums in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2017	December 31, 2016	March 31, 2016
Primary insurance:
Insured loans in-force	703,214	699,841	655,300
Delinquent loans	23,019	25,709	27,602
Percentage of delinquent loans (delinquency rate)	3.27%	3.67%	4.21%

Flow loan in-force	683,532	678,168	632,010
Flow delinquent loans	22,036	24,631	26,491
Percentage of flow delinquent loans (delinquency rate)	3.22%	3.63%	4.19%

Bulk loans in-force	19,682	21,673	23,290
Bulk delinquent loans (1)	983	1,078	1,111
Percentage of bulk delinquent loans (delinquency rate)	4.99%	4.97%	4.77%

A minus and sub-prime loans in-force	22,056	23,063	26,995
A minus and sub-prime loans delinquent loans	4,572	5,252	5,546
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	20.73%	22.77%	20.54%

Pool insurance:
Insured loans in-force	5,586	5,742	6,406
Delinquent loans	276	325	369
Percentage of delinquent loans (delinquency rate)	4.94%	5.66%	5.76%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 695 as of March 31, 2017, 756 as of December 31, 2016 and 776 as of March 31, 2016.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market. We also have seen a further decline in new delinquencies and lower foreclosure starts in the first quarter of 2017 compared to the first quarter of 2016.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2017
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,809	$43	$330	13%
4 - 11 payments	6,164	144	263	55%
12 payments or more	8,063	343	394	87%

Total	22,036	$530	$987	54%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2016
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,355	$49	$382	13%
4 - 11 payments	6,364	147	268	55%
12 payments or more	8,912	383	434	88%

Total	24,631	$579	$1,084	53%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of March 31, 2017	Percent of total reserves as of March 31, 2017 (1)	Delinquency rate
			March 31, 2017	December 31, 2016	March 31, 2016
By Region:
Southeast (2)	19%	21%	3.82%	4.28%	5.00%
South Central (3)	15	9	2.85%	3.20%	3.35%
Pacific (4)	14	8	1.74%	2.02%	2.54%
Northeast (5)	13	34	6.02%	6.72%	7.92%
North Central (6)	12	9	2.69%	3.00%	3.30%
Great Lakes (7)	11	6	2.38%	2.70%	2.95%
New England (8)	6	6	3.41%	3.62%	4.20%
Mid-Atlantic (9)	6	5	3.48%	3.80%	4.38%
Plains (10)	4	2	2.47%	2.94%	3.20%

Total	100%	100%	3.27%	3.67%	4.21%

(1)	Total reserves were $583 million as of March 31, 2017.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(5)	New Jersey, New York and Pennsylvania.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of March 31, 2017	Percent of total reserves as of March 31, 2017 (1)	Delinquency rate
			March 31, 2017	December 31, 2016	March 31, 2016
By State:
California	8%	3%	1.40%	1.56%	1.91%
Texas	7%	3%	2.94%	3.33%	3.30%
Florida	6%	12%	4.41%	4.89%	6.54%
New York	6%	17%	6.26%	6.88%	8.21%
Illinois	6%	5%	3.11%	3.45%	3.98%
Pennsylvania	4%	4%	4.09%	4.70%	5.30%
Michigan	4%	1%	1.62%	1.79%	2.08%
Washington	4%	2%	1.52%	1.79%	2.44%
Ohio	4%	2%	2.85%	3.30%	3.52%
North Carolina	4%	2%	3.16%	3.65%	4.24%

(1)	Total reserves were $583 million as of March 31, 2017.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of March 31, 2017:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.02%	10.9%	$2,764	2.0%	$543	1.6%
2005	5.62%	10.5	2,532	1.8	611	1.8
2006	5.76%	16.6	4,502	3.2	1,058	3.1
2007	5.68%	34.7	11,691	8.4	2,710	8.1
2008	5.23%	16.0	9,716	7.0	2,270	6.8
2009	4.95%	0.8	1,066	0.8	229	0.7
2010	4.68%	0.7	1,432	1.0	328	1.0
2011	4.53%	0.7	2,009	1.4	478	1.4
2012	3.84%	0.8	5,368	3.9	1,322	3.9
2013	4.04%	1.6	9,672	6.9	2,379	7.1
2014	4.42%	2.8	14,287	10.3	3,499	10.4
2015	4.11%	2.8	25,896	18.6	6,358	18.9
2016	3.86%	1.1	40,799	29.3	9,974	29.7
2017	4.22%	—	7,570	5.4	1,854	5.5

Total portfolio	4.50%	100.0%	$139,304	100.0%	$33,613	100.0%

(1)	Total reserves were $583 million as of March 31, 2017.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the first quarter of 2017, the Canadian dollar strengthened against the U.S. dollar as compared to both the first and fourth quarters of 2016, which favorably impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

We closely monitor economic conditions due to the impact adverse changes in economic conditions can have on our results. The Canadian gross domestic product is expected to have experienced higher growth in the first quarter of 2017 compared to the fourth quarter of 2016, reflecting a return of investment growth in the oil and gas sector and strong consumer spending.

The overnight interest rate in Canada remained flat at 0.50% in the first quarter of 2017. Canada’s unemployment rate decreased to 6.7% at the end of the first quarter of 2017 compared to 6.9% at the end of the fourth quarter of 2016 due to job creation outpacing an increase in workforce participation. Home sales in Canada increased in the first quarter of 2017 by approximately 1% compared to the first quarter of 2016 and 4% compared to the fourth quarter of 2016, largely due to strong sales activity in Ontario, partially offset by a decrease in sales activity in British Columbia. The national average home price increased in the first quarter of 2017 by approximately 13% compared to the first quarter of 2016 and 2% compared to the fourth quarter of 2016, largely driven by a strong housing market in Ontario, primarily in the Greater Toronto Area (“GTA”). In an effort to temper the real estate market, on April 20, 2017, the Ontario Provincial Government released its Fair Housing Plan that contains numerous measures, including a non-resident speculation tax that targets affordability in the purchase and rental housing markets in the GTA and surrounding areas.

Our mortgage insurance business in Canada experienced lower losses in the first quarter of 2017 compared to the first quarter of 2016 primarily due to a decrease in new delinquencies, net of cures, partially offset by a higher average reserve per delinquency due to a shift in regional outstanding delinquencies towards oil-producing regions that have higher average insured amounts. Our loss ratio in Canada was 16% for the first quarter of 2017. As a result of the loss ratio performance in the first quarter of 2017 and the economic forecast for the balance of the year, we expect our full year 2017 loss ratio to be consistent to moderately higher than our full year 2016 loss ratio of 22%.

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

In the first quarter of 2017, flow new insurance written volumes decreased in our mortgage insurance business in Canada compared to the first quarter of 2016 primarily due to a smaller flow mortgage insurance market size resulting from regulatory changes in the fourth quarter of 2016. However, earned premiums were higher in the first quarter of 2017 compared to the first quarter of 2016 from seasoning of our larger, more recent blocks of business and price increases in recent years.

Bulk new insurance written levels were higher in the first quarter of 2017 compared to the first quarter of 2016. New insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of bulk mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance. Effective July 1, 2016, bulk mortgage insurance is only available on mortgages used in the Canada Mortgage and Housing Corporation securitization programs and is prohibited on mortgages used in private securitizations after a phase-in period. In addition, effective November 30, 2016, additional regulatory changes were implemented that prohibit insuring bulk refinances and most investor mortgages originated by lenders on or after October 17, 2016. While we anticipate a decrease in bulk insurance volumes for the full year 2017 as a result of these regulatory changes, there was a one-time increase in the first quarter of 2017 primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016.

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”). Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by the Office of the Superintendent of Financial Institutions (“OSFI”). On January 1, 2017, the capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers” became effective. The advisory provides a new standard framework for determining the capital requirements for residential mortgage insurance companies. Under this new regulatory capital framework, the holding target of 220% was recalibrated to the updated OSFI Supervisory MCT Target and PRMHIA requirement of 150%. As of March 31, 2017, our MCT ratio under the new framework was approximately 162%, which was above the supervisory target.

The new framework included in the advisory released by OSFI in December 2016 is more risk sensitive and incorporates additional risk attributes, including credit score, remaining amortization and outstanding loan balance. The advisory includes supplementary capital requirements on new business in areas where home prices are high relative to borrower incomes upon origination. As a result of these higher regulatory capital requirements, our mortgage insurance business in Canada recently announced an increase in premium rates of approximately 20% on flow new business effective March 17, 2017. Similarly, the business has also increased its premium rates for bulk insurance.

Segment results of operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth the results of operations relating to our Canadian Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$126	$111	$15	14%
Net investment income	32	29	3	10%
Net investment gains (losses)	11	20	(9)	(45)%

Total revenues	169	160	9	6%

Benefits and expenses:
Benefits and other changes in policy reserves	20	26	(6)	(23)%
Acquisition and operating expenses, net of deferrals	21	18	3	17%
Amortization of deferred acquisition costs and intangibles	10	9	1	11%
Interest expense	4	4	—	—%

Total benefits and expenses	55	57	(2)	(4)%

Income from continuing operations before income taxes	114	103	11	11%
Provision for income taxes	36	29	7	24%

Income from continuing operations	78	74	4	5%
Less: income from continuing operations attributable to noncontrolling interests	38	34	4	12%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	40	40	—	—%
Adjustments to income from continuing operations available to Genworth Financial, Inc.'s common stockholders:
Net investment (gains) losses, net (1)	(6)	(11)	5	45%
Taxes on adjustments	2	4	(2)	(50)%

Adjusted operating income available to Genworth Financial, Inc.'s common stockholders	$36	$33	$3	9%

(1)	For the three months ended 2017 and 2016, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $5 million and $9 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly driven by lower losses and higher premiums in the current year, partially offset by a higher effective tax rate.

Revenues

Premiums increased principally from the seasoning of our larger, more recent in-force blocks of business. The three months ended March 31, 2017 included an increase of $6 million attributable to changes in foreign exchange rates.

Net investment income increased primarily from an increase of $2 million attributable to changes in foreign exchange rates.

Net investment gains decreased mainly from lower derivative gains in the current year largely from hedging non-functional currency transactions.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from lower new delinquencies, net of cures, partially offset by a higher average reserve per delinquency driven by a shift in regional outstanding delinquencies towards oil-producing regions with higher average insured amounts.

Acquisition and operating expenses, net of deferrals, increased mainly driven by higher stock-based compensation expense in the current year.

Provision for income taxes. The effective tax rate increased to 32.0% for three months ended March 31, 2017 from 27.8% for the three months ended March 31, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year.

Canada Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Primary insurance in-force	$358,900	$317,400	$41,500	13%
Risk in-force	125,600	111,100	14,500	13%
New insurance written	10,300	5,700	4,600	81%
Net premiums written	96	84	12	14%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the three months ended March 31, 2017 and 2016, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk mortgage insurance activity. Insurance in-force and risk in-force included decreases of $8.3 billion and $2.9 billion, respectively, attributable to changes in foreign exchange rates during the three months ended March 31, 2017.

New insurance written

New insurance written increased primarily as a result of higher bulk mortgage insurance activity in the current year, partially offset by a decrease in flow new insurance written. The three months ended March 31, 2017 included an increase of $500 million attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2017, our unearned premium reserves were $1,582 million, compared to $1,527 million as of March 31, 2016.

Net premiums written increased primarily from higher bulk mortgage insurance activity. The three months ended March 31, 2017 included an increase of $5 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease)
	2017	2016	2017 vs. 2016
Loss ratio	16%	24%	(8)%
Expense ratio (net earned premiums)	25%	24%	1%
Expense ratio (net premiums written)	32%	32%	—%

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

The loss ratio decreased primarily from a decrease in the number of new flow delinquencies, net of cures, partially offset by a higher average reserve per delinquency from higher severity in oil-producing regions.

The expense ratio (net earned premiums) increased primarily attributable to higher stock-based compensation expense in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of the dates indicated:

	March 31, 2017	December 31, 2016	March 31, 2016
Primary insured loans in-force	2,074,984	2,029,400	1,860,978
Delinquent loans	2,082	2,070	2,034
Percentage of delinquent loans (delinquency rate)	0.10%	0.10%	0.11%

Flow loans in-force	1,402,813	1,394,067	1,341,636
Flow delinquent loans	1,697	1,693	1,711
Percentage of flow delinquent loans (delinquency rate)	0.12%	0.12%	0.13%

Bulk loans in-force	672,171	635,333	519,342
Bulk delinquent loans	385	377	323
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.06%	0.06%

Flow mortgage loans in-force increased from new policies written and bulk mortgage loans in-force increased from higher bulk activity. The number of delinquent loans of our flow mortgage insurance decreased compared to the first quarter of 2016 primarily from an improved housing market in oil-producing regions and strong or improving economic conditions in other regions of Canada.

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

	Percent of primary risk in-force as of March 31, 2017	Delinquency rate
		March 31, 2017	December 31, 2016	March 31, 2016
By province and territory:
Ontario	48%	0.04%	0.04%	0.05%
Alberta	16	0.21%	0.22%	0.16%
British Columbia	15	0.06%	0.06%	0.06%
Quebec	13	0.15%	0.15%	0.20%
Saskatchewan	3	0.27%	0.28%	0.21%
Nova Scotia	2	0.21%	0.18%	0.20%
Manitoba	2	0.09%	0.07%	0.10%
New Brunswick	1	0.18%	0.19%	0.21%
All other	—	0.19%	0.17%	0.14%

Total	100%	0.10%	0.10%	0.11%

Delinquency rates were flat as increases in commodity-dependent regions due to economic pressure were offset by decreases in other provinces.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from almost all of our customers. Based on the data provided by lenders, the delinquency rate as of March 31, 2017 was 0.21%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the first quarter of 2017, the Australian dollar strengthened against the U.S. dollar as compared to the first quarter of 2016, which favorably impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Australian gross domestic product is expected to have modest growth in the first quarter of 2017, supported by sustained low interest rates and rising resource exports. The cash rate remained flat at 1.50% in the first quarter of 2017. The March 2017 unemployment rate increased to 5.9% from 5.8% at the end of the fourth quarter.

Home prices in Australia continued to appreciate in the first quarter of 2017, with March 2017 home values approximately 13% higher than a year ago and approximately 4% higher than at the end of 2016. The Sydney and Melbourne housing markets continue to be the major driver with annual home price growth of approximately 19% and 16%, respectively, during the first quarter of 2017.

Our mortgage insurance business in Australia had higher losses in the first quarter of 2017 compared to the first quarter of 2016 largely due to higher new delinquencies, as well as a higher average reserve per delinquency resulting from aging pressure in commodity-dependent regions, where production activity has been depressed. The loss ratio in Australia for the three months ended March 31, 2017 was 35%. We expect continued regional loss pressures and lower expected earned premiums to drive our loss ratio higher for the full year 2017 as compared to the full year 2016 loss ratio of 34%.

In the first quarter of 2017, our mortgage insurance business in Australia experienced an increase in new insurance written volumes compared to the first quarter of 2016. This was due to an increase in bulk business in the quarter, partially offset by lower flow volumes. The decrease in flow volumes is primarily due to tightened customer risk appetite and a slowdown in high loan-to-value lending as a result of Australian Prudential Regulation Authority’s (“APRA”) continued focus on lending standards, investment lending and serviceability.

Gross premiums written in the first quarter of 2017 were higher compared to the first quarter of 2016 driven by higher bulk volume, partially offset by a decrease in flow volume, particularly from a reduction in high loan-to-value mortgage origination volume resulting from regulatory changes restricting loans originated for investment properties and high loan-to-value lending.

The term of the previous supply and service contract with our largest customer in our mortgage insurance business in Australia expired on December 31, 2016. In November 2016, we entered into a new contract with this customer, effective January 1, 2017 with a term of three years. In 2016, this customer represented 36% of our new insurance written. A contract with our second largest customer was terminated by the customer effective April 8, 2017.

Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of March 31, 2017, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 171%, representing an in increase from the 157% as of December 31, 2016, largely resulting from portfolio seasoning and higher reinsurance in the first quarter of 2017.

In March 2017, APRA announced changes to reinforce sound mortgage lending practices, focusing on slowing investor growth and limiting the flow of new interest-only lending. Given the recent nature of this announcement, we have not yet determined whether or to what extent these developments will impact our Australian mortgage insurance business.

Segment results of operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$81	$81	$—	—%
Net investment income	21	24	(3)	(13)%
Net investment gains (losses)	20	—	20	NM (1)

Total revenues	122	105	17	16%

Benefits and expenses:
Benefits and other changes in policy reserves	28	21	7	33%
Acquisition and operating expenses, net of deferrals	23	19	4	21%
Amortization of deferred acquisition costs and intangibles	4	3	1	33%
Interest expense	2	3	(1)	(33)%

Total benefits and expenses	57	46	11	24%

Income from continuing operations before income taxes	65	59	6	10%
Provision for income taxes	22	19	3	16%

Income from continuing operations	43	40	3	8%
Less: income from continuing operations attributable to noncontrolling interests	23	21	2	10%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	20	19	1	5%
Adjustments to income from continuing operations available to Genworth Financial, Inc.'s common stockholders:
Net investment (gains) losses, net (2)	(11)	—	(11)	NM (1)
Taxes on adjustments	4	—	4	NM (1)

Adjusted operating income available to Genworth Financial, Inc.'s common stockholders	$13	$19	$(6)	(32)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended March 31, 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $9 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by higher losses and higher acquisition and operating expenses, net of deferrals, in the current year.

Revenues

Premiums, excluding the impacts of foreign exchange rates, declined as lower flow volume and the seasoning of our smaller prior year in-force blocks of business were partially offset by higher policy cancellations. The three months ended March 31, 2017 included an increase of $4 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from lower average invested assets and lower yields in the current year.

Net investment gains in the current year were mainly related to net gains from the sale of investment securities due to the rebalancing of our portfolio.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily from higher operating expenses related to contract fees in the current year.

Provision for income taxes. The effective tax rate increased to 33.9% for the three months ended March 31, 2017 from 32.7% for the three months ended March 31, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year.

Australia Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Primary insurance in-force	$246,400	$246,800	$(400)	—%
Risk in-force	85,700	86,000	(300)	—%
New insurance written	5,100	4,400	700	16%
Net premiums written	54	47	7	15%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the three months ended March 31, 2017 and 2016, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force and risk in-force decreased for the first quarter of 2017 compared to the first quarter of 2016 primarily from changes in foreign exchange rates during the three months ended March 31, 2017.

New insurance written

New insurance written increased mainly attributable to $1.0 billion of bulk mortgage insurance, partially offset by lower flow mortgage insurance written as a result of regulatory changes. The three months ended March 31, 2017 included an increase of $300 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2017, our unearned premium reserves were $873 million, compared to $976 million as of March 31, 2016.

Net premiums written increased primarily from higher bulk production and lower reinsurance costs in the current year. The three months ended March 31, 2017 included an increase of $3 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease)
	2017	2016	2017 vs. 2016
Loss ratio	35%	26%	9%
Expense ratio (net earned premiums)	33%	27%	6%
Expense ratio (net premiums written)	49%	47%	2%

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

The loss ratio increased primarily driven by higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year.

The expense ratio (net earned premiums) increased from higher operating expenses related to contract fees in the current year.

The expense ratio (net premiums written) increased primarily from higher operating expenses related to contract fees, partially offset by an increase in net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	March 31, 2017	December 31, 2016	March 31, 2016
Primary insured loans in-force	1,443,836	1,464,139	1,479,544
Delinquent loans	6,926	6,731	5,889
Percentage of delinquent loans (delinquency rate)	0.48%	0.46%	0.40%

Flow loans in-force	1,332,468	1,354,616	1,366,914
Flow delinquent loans	6,650	6,451	5,633
Percentage of flow delinquent loans (delinquency rate)	0.50%	0.48%	0.41%

Bulk loans in-force	111,368	109,523	112,630
Bulk delinquent loans	276	280	256
Percentage of bulk delinquent loans (delinquency rate)	0.25%	0.26%	0.23%

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

	Percent of primary risk in-force as of March 31, 2017	Delinquency rate
		March 31, 2017	December 31, 2016	March 31, 2016
By state and territory:
New South Wales	28%	0.31%	0.30%	0.29%
Queensland	23	0.68%	0.66%	0.55%
Victoria	23	0.38%	0.38%	0.35%
Western Australia	12	0.78%	0.74%	0.53%
South Australia	6	0.66%	0.61%	0.52%
Australian Capital Territory	3	0.19%	0.17%	0.18%
Tasmania	2	0.36%	0.35%	0.38%
New Zealand	2	0.07%	0.07%	0.13%
Northern Territory	1	0.42%	0.36%	0.21%

Total	100%	0.48%	0.46%	0.40%

Delinquency rates increased in the current year compared to December 31, 2016 and March 31, 2016 primarily from higher new delinquencies attributable to economic pressures, partially in commodity-dependent regions.

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

We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. We performed our annual review of claim reserve assumptions for our long-term care insurance business in the third quarter of 2016. In the fourth quarter of 2016, we performed assumption reviews for our universal and term universal life insurance products as well as for our other U.S. life insurance products, including our long-term care insurance products, and completed our loss recognition testing.

Our U.S. Life Insurance segment will continue to migrate to a new valuation and projection platform for certain lines of business, while we upgrade platforms for other lines of business. The migration and upgrades are part of our ongoing efforts to improve the infrastructure and capabilities of our information systems and our routine assessment and refinement of financial, actuarial, investment and risk management capabilities enterprise wide. These efforts will also provide our U.S. Life Insurance segment with improved platforms to support emerging accounting guidance and ongoing changes in capital regulations. Concurrently, valuation processes and methodologies will be reviewed, and may result in additional refinements to assumptions. Any material changes in balances, margins or income trends that may result from these activities will be disclosed accordingly. In addition, we intend to continue to enhance our modeling capabilities of our various businesses, including for our long-term care insurance projections where we migrated to a new modeling system for the majority of our long-term care insurance business in the fourth quarter of 2016. We anticipate migrating the remaining portion of our retained long-term care insurance business to this new modeling system by the end of 2017. The new modeling system will value and forecast associated liability cash flows and policyholder behavior at a more granular level than our current system.

One of our strategic objectives is to separate, then isolate, through a series of transactions, our long-term care insurance business from our other U.S. life insurance businesses. Our goal under the plan is to align substantially all of our in-force life insurance and annuity business under GLAIC, our Virginia domiciled life insurance company, and all long-term care insurance business under GLIC, our Delaware domiciled life insurance company. As part of this objective, effective April 1, 2017, GLAIC assumed risk on a coinsurance basis for certain blocks of term life insurance, universal life insurance and single premium whole life insurance from GLIC. There will be no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. GAAP as the financial impact of the intercompany reinsurance will be eliminated in consolidation. We plan to execute additional reinsurance transactions as we continue to align our businesses as described above.

Results of our U.S. life insurance businesses are also impacted by interest rates. The continued low interest rate environment puts pressure on the profitability and returns of these businesses as higher yielding investments have matured and been replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report on Form 10-K.

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

In the fourth quarter of 2016, we performed our loss recognition and cash flow testing. We incorporated the assumption and methodology changes made in the third quarter of 2016 into these tests. These changes had a material negative impact on the margins of our long-term care insurance block, excluding the acquired block. The acquired block has a higher percentage of indemnity policies and was positively affected by the new claim assumptions. As a part of the process, we considered incremental benefits from expected future rate actions that helped mitigate the impact of these changes. As part of the annual testing, we also reviewed assumptions for incidence and interest rates, among other assumptions. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition and cash flow testing results. As of December 31, 2016, our loss recognition testing margins for our long-term care insurance business were positive but have been significantly reduced from the 2015 levels. Any further materially adverse changes to our claim reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business.

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

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved premium rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the three months ended March 31, 2017 was 72%, reflecting our updated assumptions and methodologies from our review in the third quarter of 2016, compared to 68% for the three months ended March 31, 2016. Our loss ratio for the three months ended December 31, 2016 was 79%.

Our long-term care insurance sales decreased 57% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Sales decreased primarily due to our lower ratings. We expect that our sales will continue to be adversely impacted by our current ratings. Future adverse ratings announcements or actions could negatively impact our sales levels further.

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

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases on issued policies. For an update on rate actions, refer to “—Significant Developments—U.S. Life Insurance.” We have suspended sales in Hawaii, Massachusetts, New Hampshire and Vermont, and will consider taking similar actions in the future, in other states where we are unable to obtain satisfactory rate increases on in-force policies. We will also consider litigation against states that decline actuarially justified rate increases. We are currently in litigation with one state that has refused to approve actuarially justified rate actions. The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.

The Pennsylvania Insurance Commissioner (the “Commissioner”) previously placed long-term care insurer Penn Treaty in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. On November 9, 2016, the state court held a hearing on the Commissioner’s petition to convert the rehabilitation into liquidation with no objections. As of December 31, 2016, the liquidation order had not been entered and as a result, we were unable to estimate when or to what extent Penn Treaty would ultimately be declared insolvent, or the amount of the insolvency and we did not establish an accrual for guaranty fund assessments associated with Penn Treaty as of December 31, 2016. However, on March 1, 2017, the Pennsylvania Commonwealth Court approved petitions to liquidate Penn Treaty due to financial difficulties that could not be resolved through rehabilitation. In the first quarter of 2017, we received guaranty fund assessments related to Penn Treaty and recorded an accrual of $21 million.

Life insurance

Results of our life insurance business are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors. As previously disclosed, we suspended sales of our traditional life insurance products on March 7, 2016.

We review our life assumptions at least annually typically in the third or fourth quarter of each year. As part of our annual review of assumptions in the fourth quarter of 2016, we reviewed our assumptions, including interest rate assumptions, with the benefit of updated experience and comparisons to industry experience, where appropriate. As part of this review, we implemented an updated mortality table for our life insurance products.

This updated table improved our mortality rates in younger ages but deteriorated mortality rates in older ages. Mortality levels may deviate each period from historical trends. As a result of the updated assumptions, we recorded $196 million of after-tax charges in our universal and term universal life insurance products in the fourth quarter of 2016 primarily reflecting the mortality experience deterioration in older age populations. We will continue to regularly review our assumptions in light of emerging experience and may be required to make further adjustments to our universal and term universal life insurance reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business. In connection with the updated assumptions from our 2016 review, we have and continue to expect to record higher DAC amortization and establish higher reserves, which will decrease earnings in future periods.

Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 transition to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we may experience volatility in DAC amortization, premiums and mortality experience, which may reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000. As of March 31, 2017, our term life insurance products had a DAC balance of $1.4 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, expense and commission levels, and competitor actions. As previously disclosed, we suspended sales of our traditional fixed annuity products on March 7, 2016.

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

Segment results of operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$758	$436	$322	74%
Net investment income	681	684	(3)	—%
Net investment gains (losses)	7	(16)	23	144%
Policy fees and other income	170	177	(7)	(4)%

Total revenues	1,616	1,281	335	26%

Benefits and expenses:
Benefits and other changes in policy reserves	1,164	758	406	54%
Interest credited	132	144	(12)	(8)%
Acquisition and operating expenses, net of deferrals	157	165	(8)	(5)%
Amortization of deferred acquisition costs and intangibles	70	78	(8)	(10)%
Interest expense	3	28	(25)	(89)%

Total benefits and expenses	1,526	1,173	353	30%

Income from continuing operations before income taxes	90	108	(18)	(17)%
Provision for income taxes	32	39	(7)	(18)%

Income from continuing operations	58	69	(11)	(16)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	(8)	11	(19)	(173)%
(Gains) losses from life block transactions	—	9	(9)	(100)%
Expenses related to restructuring	—	15	(15)	(100)%
Taxes on adjustments	3	(13)	16	123%

Adjusted operating income available to Genworth Financial, Inc.'s common stockholders	$53	$91	$(38)	(42)%

(1)	For the three months ended March 31, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million and $(5) million, respectively.

The following table sets forth adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$14	$34	$(20)	(59)%
Life insurance	16	31	(15)	(48)%
Fixed annuities	23	26	(3)	(12)%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$53	$91	$(38)	(42)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

•	Our long-term care insurance business decreased $20 million primarily from higher severity on new claims and $14 million of guaranty fund assessments in connection with the Penn Treaty liquidation, partially offset by favorable claim terminations and benefit utilization. We also had incremental reserves of $10 million recorded in connection with an accrual for profits followed by losses as a result of higher profitability driven by the favorable claim terminations. There were also higher incremental premiums and reduced benefits of $7 million in the current year from in-force rate actions approved and implemented.

•	Our life insurance business decreased $15 million principally from higher reserves in the current year reflecting the updated assumptions from the fourth quarter of 2016 and unfavorable mortality, partially offset by lower financing costs. The prior year included a favorable prepayment speed adjustment on structured securities that did not recur.

•	Our fixed annuities business decreased $3 million predominantly from lower investment income and higher reserves related to loss recognition testing, partially offset by favorable mortality and lower operating expenses in the current year.

Revenues

Premiums

•	Our long-term care insurance business increased $16 million largely from $25 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year.

•	Our life insurance business increased $309 million mainly attributable to the impact of a reinsurance treaty under which we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in the current year.

•	Our fixed annuities business decreased $3 million principally from suspending sales of our life-contingent products on March 7, 2016.

Net investment income

•	Our long-term care insurance business increased $27 million largely from higher average invested assets due to growth of our in-force block and $8 million of higher income related to inflation-driven volatility on U.S. Government Treasury Protected Securities (“TIPS”) in the current year. These increases were partially offset by lower yields in the current year and a $5 million favorable prepayment speed adjustment on structured securities in the prior year that did not recur.

•	Our life insurance business decreased $8 million from a favorable prepayment speed adjustment on structured securities in the prior year that did not recur.

•	Our fixed annuities business decreased $22 million largely due to lower average invested assets in the current year.

Net investment gains (losses). Net investment gains in the current year were predominantly related to net gains from the sale of investment securities in our long-term care insurance business. Net investment losses in the prior year were principally related to net losses from the sale of investment securities, impairments and derivative losses in our fixed annuities business.

Policy fees and other income. The decrease was mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $59 million mainly from aging and growth of the in-force block and higher severity on new claims in the current year. The increase was also attributable to a $14 million less favorable impact from reduced benefits related to in-force rate actions approved and implemented and incremental reserves of $15 million recorded in connection with an accrual for profits followed by losses in the current year. These increases were partially offset by favorable claim terminations and benefit utilization in the current year.

•	Our life insurance business increased $348 million principally related to the impact of a reinsurance treaty under which we initially ceded $331 million of certain term life insurance reserves as part of a life block transaction in the first quarter of 2016. The increase was also attributable to higher universal and term universal life insurance reserves reflecting our updated assumptions from the fourth quarter of 2016 and unfavorable mortality in the current year.

•	Our fixed annuities business decreased $1 million primarily from lower interest credited, lower production of life-contingent products as a result of suspending sales of these products on March 7, 2016 and favorable mortality in the current year. These decreases were mostly offset by an increase in reserves of $6 million related to loss recognition testing in our fixed immediate annuity products in the current year.

Interest credited. Interest credited decreased driven mostly by our fixed annuities business predominantly from lower average account values and a decrease in crediting rates in the current year.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business increased $17 million principally from $21 million of guaranty fund assessments in connection with the Penn Treaty liquidation in the current year. This increase was partially offset by a $3 million restructuring charge and a $3 million write-off of a receivable associated with a disputed reinsurance claim in the prior year that did not recur.

•	Our life insurance business decreased $18 million primarily from lower operating expenses attributable to the suspension of sales on March 7, 2016. The decrease was also attributable to a $5 million restructuring charge and expenses of $5 million associated with the life block transaction in the first quarter of 2016 that did not recur.

•	Our fixed annuities business decreased $7 million largely attributable to lower operating expenses as a result of the suspension of sales on March 7, 2016 and a $4 million restructuring charge in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $3 million principally from a smaller in-force block in the current year as a result of lower sales.

•	Our life insurance business decreased $4 million largely related to our updated assumptions from the fourth quarter of 2016 and the write-off of $3 million of computer software in connection with a restructuring charge in the prior year that did not recur.

Interest expense. Interest expense decreased driven by our life insurance business principally as a result of the life block transaction in the first quarter of 2016 which included the redemption of certain non-recourse funding obligations and the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as well as the restructuring of a captive reinsurance entity.

Provision for income taxes. The effective tax rate was 35.3% for the three months ended March 31, 2017 and 2016.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our long-term care insurance business as of or for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Net earned premiums:
Individual long-term care insurance	$606	$591	$15	3%
Group long-term care insurance	28	27	1	4%

Total	$634	$618	$16	3%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$2	$5	$(3)	(60)%
Group long-term care insurance	1	2	(1)	(50)%

Annualized first-year premiums and deposits	$3	$7	$(4)	(57)%

Loss ratio	72%	68%	4%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased mostly from $25 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year.

Annualized first-year premiums and deposits decreased principally from lower sales due to our current ratings.

The loss ratio increased largely related to the increase in benefits and other changes in reserves, partially offset by higher premiums as discussed above.

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Term and whole life insurance
Net earned premiums	$124	$(185)	$309	167%
Sales	—	5	(5)	(100)%
Life insurance in-force, net of reinsurance	201,217	228,958	(27,741)	(12)%
Life insurance in-force before reinsurance	481,872	506,572	(24,700)	(5)%
Term universal life insurance
Net deposits	$62	$64	$(2)	(3)%
Life insurance in-force, net of reinsurance	121,101	124,265	(3,164)	(3)%
Life insurance in-force before reinsurance	121,985	125,189	(3,204)	(3)%
Universal life insurance
Net deposits	$88	$111	$(23)	(21)%
Sales:
Universal life insurance	1	2	(1)	(50)%
Linked-benefits	—	2	(2)	(100)%
Life insurance in-force, net of reinsurance	38,323	39,888	(1,565)	(4)%
Life insurance in-force before reinsurance	43,905	45,945	(2,040)	(4)%
Total life insurance
Net earned premiums and deposits	$274	$(10)	$284	NM (1)
Sales:
Term life insurance	—	5	(5)	(100)%
Universal life insurance	1	2	(1)	(50)%
Linked-benefits	—	2	(2)	(100)%
Life insurance in-force, net of reinsurance	360,641	393,111	(32,470)	(8)%
Life insurance in-force before reinsurance	647,762	677,706	(29,944)	(4)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Term and whole life insurance

Net earned premiums increased primarily related to the impact of a reinsurance treaty whereby we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in the current year. Sales of our term life insurance product decreased predominantly related to the suspension of sales of our traditional life insurance products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits decreased primarily from the suspension of sales of our traditional life insurance products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2017	2016
Single Premium Deferred Annuities
Account value, beginning of period	$11,806	$12,480
Deposits	2	162
Surrenders, benefits and product charges	(305)	(314)

Net flows	(303)	(152)
Interest credited and investment performance	82	69

Account value, end of period	$11,585	$12,397

Single Premium Immediate Annuities
Account value, beginning of period	$4,853	$5,180
Premiums and deposits	21	26
Surrenders, benefits and product charges	(175)	(193)

Net flows	(154)	(167)
Interest credited	54	59
Effect of accumulated net unrealized investment gains (losses)	28	91

Account value, end of period	$4,781	$5,163

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,061	$1,066
Surrenders, benefits and product charges	(16)	(15)

Net flows	(16)	(15)
Interest credited	14	14

Account value, net of reinsurance, end of period	$1,059	$1,065

Total premiums from fixed annuities	$—	$3

Total deposits from fixed annuities	$23	$185

Single Premium Deferred Annuities

Account value of our single premium deferred annuities decreased as surrenders and benefits outpaced deposits and interest credited. Deposits decreased primarily related to the suspension of sales of our traditional fixed annuity products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased as benefits exceeded interest credited, net unrealized investment gains and premiums. Sales decreased predominantly related to the suspension of sales of our traditional fixed annuity products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

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

Segment results of operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Net investment income	$38	$35	$3	9%
Net investment gains (losses)	8	(8)	16	200%
Policy fees and other income	41	42	(1)	(2)%

Total revenues	87	69	18	26%

Benefits and expenses:
Benefits and other changes in policy reserves	4	15	(11)	(73)%
Interest credited	35	33	2	6%
Acquisition and operating expenses, net of deferrals	15	16	(1)	(6)%
Amortization of deferred acquisition costs and intangibles	6	6	—	—%

Total benefits and expenses	60	70	(10)	(14)%

Income (loss) from continuing operations before income taxes	27	(1)	28	NM (1)
Provision (benefit) for income taxes	8	(2)	10	NM (1)

Income from continuing operations	19	1	18	NM (1)
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(7)	4	(11)	NM (1)
Taxes on adjustments	2	(1)	3	NM (1)

Adjusted operating income available to Genworth Financial, Inc.'s common stockholders	$14	$4	$10	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended March 31, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million and $(4) million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased driven by favorable equity market performance in the current year.

Revenues

Net investment income increased driven by higher policy loan income in our corporate-owned life insurance products

Net investment gains in the current year were primarily related to gains on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”), partially offset by derivative losses. Net investment losses in the prior year were largely related to losses on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative gains and changes in hedge positions in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to a decline in GMDB reserves in our variable annuity products due to favorable equity market performance in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 30.8% for the three months ended March 31, 2017 from 151.6% for the three months ended March 31, 2016. The decrease in the effective tax rate is primarily attributable to changes in tax favored investment benefits in relation to pre-tax results in the current year compared to the prior year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2017	2016
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$4,581	$4,942
Deposits	4	6
Surrenders, benefits and product charges	(155)	(139)

Net flows	(151)	(133)
Interest credited and investment performance	130	79

Account value, end of period	$4,560	$4,888

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,167	$1,241
Deposits	3	1
Surrenders, benefits and product charges	(60)	(53)

Net flows	(57)	(52)
Interest credited and investment performance	52	11

Account value, net of reinsurance, end of period	$1,162	$1,200

Variable Life Insurance
Account value, beginning of period	$283	$291
Deposits	2	2
Surrenders, benefits and product charges	(9)	(10)

Net flows	(7)	(8)
Interest credited and investment performance	15	—

Account value, end of period	$291	$283

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased compared to December 31, 2016 primarily related to surrenders outpacing favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account values compared to December 31, 2016 was primarily the result of surrenders outpacing favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2017	2016
GICs, FABNs and Funding Agreements
Account value, beginning of period	$560	$410
Deposits	—	150
Surrenders and benefits	(2)	(1)

Net flows	(2)	149
Interest credited	2	2

Account value, end of period	$560	$561

Account value related to our institutional products remained unchanged compared to December 31, 2016. Deposits in the prior year related to funding agreements for asset-liability management and yield enhancement.

Corporate and Other Activities

Results of operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$2	$6	$(4)	(67)%
Net investment income	1	2	(1)	(50)%
Net investment gains (losses)	(12)	(14)	2	14%
Policy fees and other income	(1)	1	(2)	(200)%

Total revenues	(10)	(5)	(5)	(100)%

Benefits and expenses:
Benefits and other changes in policy reserves	1	2	(1)	(50)%
Acquisition and operating expenses, net of deferrals	14	137	(123)	(90)%
Interest expense	53	70	(17)	(24)%

Total benefits and expenses	68	209	(141)	(67)%

Loss from continuing operations before income taxes	(78)	(214)	136	64%
Benefit for income taxes	(23)	(96)	73	76%

Loss from continuing operations	(55)	(118)	63	53%
Adjustments to loss from continuing operations:
Net investment (gains) losses	12	14	(2)	(14)%
(Gains) losses on sale of businesses	—	7	(7)	(100)%
(Gains) losses on early extinguishment of debt	—	16	(16)	(100)%
Expenses related to restructuring	1	—	1	NM (1)
Fees associated with bond consent solicitation	—	18	(18)	(100)%
Taxes on adjustments	(4)	(42)	38	90%

Adjusted operating loss available to Genworth Financial, Inc.'s common stockholders	$(46)	$(105)	$59	56%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower operating expenses and interest expense in the current year.

Revenues

Premiums decreased largely related to the sale of our European mortgage insurance business in May 2016.

The decrease in net investment losses was primarily related to lower derivative losses, partially offset by net losses from the sale of investment securities in the current year compared to net gains in the prior year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by expenses in the prior year that did not recur. The prior year expenses included $79 million of a litigation settlement and related legal expenses, $20 million of expenses related to the early redemption of debt, $18 million of bond consent fees and a $7 million loss related to the sale of our European mortgage insurance business.

Interest expense decreased largely driven by lower interest expense associated with a favorable correction of $11 million related to our Tax Matters Agreement liability and a contractual change in our junior subordinated notes related to an interest rate change from fixed to floating rates.

The decrease in the benefit for income taxes was primarily related to a release of a valuation allowance on a specific capital loss in the prior year and true ups related to foreign income taxes in the current year. These decreases were partially offset by an increase in the benefit for income taxes related to stock-based compensation in the current year and from true ups related to state income taxes in the current year.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

The U.S. Federal Reserve raised its benchmark lending rate during the first quarter of 2017 and market expectations remain for two additional rate increases during 2017. As a result of the Federal Reserve’s action, U.S. Treasury yields rose initially during the first part of the first quarter of 2017, but lost much of the increase later in the quarter as the timing of anticipated pro-growth stimulus policies has become more uncertain and heightened geo-political risks have served to moderate the growth outlook. However, data has generally been supportive of improved growth prospects, with business and consumer confidence at multi-year highs, supporting both U.S. equity and bond credit spread rallies during the current quarter. U.S. Fixed Income markets saw record issuance, but that was absorbed well by investors. Global equity markets generally rose as well, although some markets were more muted, and global bond markets closed relatively unchanged from the December 31, 2016 year-end levels.

As of March 31, 2017, our fixed maturities securities portfolio, which was 96% investment grade, comprised 81% of our total investment portfolio. Our $3.7 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total investment portfolio as of March 31, 2017. We believe our energy portfolio is well-diversified and would expect manageable capital impact on our U.S. life insurance subsidiaries.

Derivatives

We actively responded to the risk to our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter (“OTC”) derivatives transactions with us following the downgrades of our life insurance subsidiaries in March 2017, September 2016 and October 2016. We notified our counterparties of the downgrades to determine whether they would exercise their rights to terminate the transactions, agree to maintain the transactions with us under revised terms or permit us to move the transactions to clearing through the Chicago Mercantile Exchange (“CME”). Although some counterparties have indicated that they reserve their rights to take action against us, none have and we continue to discuss the downgrades with them.

As of March 31, 2017, $14.4 billion notional of our derivatives portfolio was cleared through the CME. The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of March 31, 2017, we posted initial margin of $315 million to our clearing agents, which represented approximately $77 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of March 31, 2017, $6.3 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $275 million and are holding collateral from counterparties in the amount of $78 million. We have notional of $271 million in bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings. Given our current ratings, our ability to enter into new derivatives transactions will be more limited.

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
(Amounts in millions)	2017		2016		2017 vs. 2016
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$641	4.7%	$641	(0.2)%	$—
Fixed maturity securities—non-taxable	3.7%	3	3.6%	3	0.1%	—
Commercial mortgage loans	5.0%	77	5.2%	81	(0.2)%	(4)
Restricted commercial mortgage loans related to securitization entities	6.4%	2	5.1%	2	1.3%	—
Equity securities	4.9%	8	5.1%	5	(0.2)%	3
Other invested assets	35.2%	32	24.6%	38	10.6%	(6)
Restricted other invested assets related to securitization entities	—%	—	2.0%	2	(2.0)%	(2)
Policy loans	9.6%	42	8.9%	35	0.7%	7
Cash, cash equivalents and short-term investments	0.7%	6	0.4%	5	0.3%	1

Gross investment income before expenses and fees	4.7%	811	4.6%	812	0.1%	(1)
Expenses and fees	(0.2)%	(21)	(0.1)%	(23)	(0.1)%	2

Net investment income	4.5%	$790	4.5%	$789	—%	$1

Average invested assets and cash		$69,635		$69,851		$(216)

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

For the three months ended March 31, 2017, annualized weighted-average investment yields remained unchanged as higher reinvestment yields were offset by lower average invested assets. Net investment income included $16 million of lower favorable prepayment speed adjustments on structured securities and $5 million of lower gains related to limited partnerships, partially offset by $8 million of higher income related to inflation-driven volatility on TIPS in the current year. The three months ended March 31, 2017 included an increase of $3 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2017	2016
Available-for-sale securities:
Realized gains	$63	$16
Realized losses	(34)	(23)

Net realized gains (losses) on available-for-sale securities	29	(7)

Impairments:
Total other-than-temporary impairments	(1)	(11)
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—

Net other-than-temporary impairments	(1)	(11)

Trading securities	—	28
Commercial mortgage loans	1	1
Net gains (losses) related to securitization entities	2	8
Derivative instruments (1)	3	(38)

Net investment gains (losses)	$34	$(19)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

•	We recorded $10 million of lower net other-than-temporary impairments during the three months ended March 31, 2017. Impairments of $8 million and $3 million recorded during the three months ended March 31, 2016, related to corporate securities and limited partnerships, respectively.

•	Net investment gains related to derivatives of $3 million during the three months ended March 31, 2017 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and hedging programs for our runoff variable annuity products. These gains were partially offset by losses related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•	We recorded net gains of $29 million related to the sale of available-for-sale securities during the three months ended March 31, 2017 compared to net losses of $7 million during the three months ended March 31, 2016. We recorded $28 million of lower net gains related to trading securities in the current year principally from a decline in our trading portfolio in the current year. We recorded $6 million of lower net gains related to securitization entities in the current year primarily due to lower gains on trading securities and derivatives.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$44,759	60%	$45,131	61%
Private	15,838	21	15,441	21
Equity securities, available-for-sale	709	1	632	1
Commercial mortgage loans	6,107	8	6,111	8
Restricted commercial mortgage loans related to securitization entities	122	—	129	—
Policy loans	1,761	3	1,742	2
Other invested assets	2,272	3	2,071	3
Restricted other invested assets related to securitization entities	84	—	312	—
Cash and cash equivalents	3,018	4	2,784	4

Total cash, cash equivalents and invested assets	$74,670	100%	$74,353	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2017, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of March 31, 2017, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,837	$681	$—	$(25)	$—	$5,493
State and political subdivisions	2,565	191	—	(46)	—	2,710
Non-U.S. government (1)	1,722	106	—	(11)	—	1,817
U.S. corporate:
Utilities	4,215	456	—	(36)	—	4,635
Energy	2,192	166	—	(19)	—	2,339
Finance and insurance	5,882	465	—	(31)	—	6,316
Consumer—non-cyclical	4,380	441	—	(28)	—	4,793
Technology and communications	2,520	150	—	(27)	—	2,643
Industrial	1,223	86	—	(9)	—	1,300
Capital goods	2,085	236	—	(12)	—	2,309
Consumer—cyclical	1,480	96	—	(14)	—	1,562
Transportation	1,105	86	—	(14)	—	1,177
Other	331	19	—	(1)	—	349

Total U.S. corporate (1)	25,413	2,201	—	(191)	—	27,423

Non-U.S. corporate:
Utilities	985	44	—	(9)	—	1,020
Energy	1,281	122	—	(8)	—	1,395
Finance and insurance	2,445	151	—	(7)	—	2,589
Consumer—non-cyclical	701	20	—	(9)	—	712
Technology and communications	968	50	—	(6)	—	1,012
Industrial	924	56	—	(4)	—	976
Capital goods	563	25	—	(3)	—	585
Consumer—cyclical	451	11	—	(1)	—	461
Transportation	632	67	—	(6)	—	693
Other	2,600	187	—	(6)	—	2,781

Total non-U.S. corporate (1)	11,550	733	—	(59)	—	12,224

Residential mortgage-backed (2)	4,139	264	12	(11)	—	4,404
Commercial mortgage-backed	3,250	97	4	(49)	—	3,302
Other asset-backed (2)	3,231	15	1	(23)	—	3,224

Total fixed maturity securities	56,707	4,288	17	(415)	—	60,597
Equity securities	667	55	—	(13)	—	709

Total available-for-sale securities	$57,374	$4,343	$17	$(428)	$—	$61,306

(1)	Fair value included European periphery exposure of $459 million in Ireland, $251 million in Spain, $97 million in Italy and $16 million in Portugal.
(2)	Fair value included $41 million collateralized by Alt-A residential mortgage loans and $27 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities increased $25 million principally from higher net unrealized gains attributable to the changes in interest rates as well as changes in foreign exchange rates from the weakening of the U.S. dollar in the current year. These increases were offset by sales and maturities exceeding purchases in the current year.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the three months ended March 31, 2017, our exposure to the peripheral European countries increased by $34 million to $823 million with unrealized gains of $51 million. Our exposure as of March 31, 2017 was diversified with direct exposure to local economies of $169 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $134 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $520 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	March 31, 2017
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$494	288	31%	$—	—
2005	460	134	43%	—	—
2006	410	103	50%	—	—
2007	395	108	53%	—	—
2008	134	25	54%	—	—
2009	—	—	—%	—	—
2010	88	17	48%	—	—
2011	212	47	47%	—	—
2012	575	86	52%	—	—
2013	768	134	54%	—	—
2014	884	146	60%	—	—
2015	927	143	65%	—	—
2016	613	100	68%	—	—
2017	161	29	70%	—	—

Total	$6,121	1,360	55%	$—	—

(1)	Represents weighted-average loan-to-value as of March 31, 2017.

	December 31, 2016
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$521	304	31%	$—	—
2005	469	135	43%	—	—
2006	434	105	52%	15	1
2007	452	126	54%	1	1
2008	135	25	54%	—	—
2009	—	—	—%	—	—
2010	89	17	48%	—	—
2011	215	47	47%	—	—
2012	588	88	52%	—	—
2013	781	136	54%	—	—
2014	892	147	61%	—	—
2015	932	143	65%	—	—
2016	617	100	69%	—	—

Total	$6,125	1,373	55%	$16	2

(1)	Represents weighted-average loan-to-value as of December 31, 2016.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Short-term investments	$1,003	44%	$352	17%
Derivatives	675	30	708	34
Securities lending collateral	281	12	534	25
Limited partnerships	224	10	199	10
Trading securities	71	3	259	13
Other investments	18	1	19	1

Total other invested assets	$2,272	100%	$2,071	100%

Short-term investments increased principally from higher net purchases in our Australia Mortgage Insurance segment in the current year. Securities lending collateral decreased driven by market demand. Our investments in trading securities decreased from higher net sales.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2016	Additions	Maturities/ terminations	March 31, 2017
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,570	$—	$(71)	$11,499
Foreign currency swaps	Notional	22	—	—	22

Total cash flow hedges		11,592	—	(71)	11,521

Total derivatives designated as hedges		11,592	—	(71)	11,521

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	—	4,679
Foreign currency swaps	Notional	201	29	—	230
Credit default swaps	Notional	39	—	—	39
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	2,396	523	(443)	2,476
Financial futures	Notional	1,398	1,509	(1,449)	1,458
Equity return swaps	Notional	165	103	(150)	118
Other foreign currency contracts	Notional	3,130	484	(221)	3,393

Total derivatives not designated as hedges		12,320	2,648	(2,263)	12,705

Total derivatives		$23,912	$2,648	$(2,334)	$24,226

(Number of policies)	Measurement	December 31, 2016	Additions	Maturities/ terminations	March 31, 2017
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	33,238	—	(751)	32,487
Fixed index annuity embedded derivatives	Policies	17,549	—	(125)	17,424
Indexed universal life embedded derivatives	Policies	1,074	1	(22)	1,053

The $314 million increase in the notional value of derivatives was attributable to increase in our non-qualified foreign currency interest rate swaps related to a non-qualified derivative strategy to mitigate interest rate risk associated with our regulatory capital position.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered.

Consolidated Balance Sheets

Total assets. Total assets increased $28 million from $104,658 million as of December 31, 2016 to $104,686 million as of March 31, 2017.

•

Cash and cash equivalents and invested assets increased $317 million primarily from an increase of $234 million in cash and cash equivalents and an increase of $201 million in other invested assets, partially offset by a decrease of $228 million in restricted other invested assets related to securitization entities. The increase in cash and cash equivalents was predominantly related to higher proceeds from maturities of fixed maturity securities. The increase in cash and cash equivalents was also attributable to higher net proceeds from sales and maturities of trading securities, partially offset by purchases of fixed maturity securities outpacing proceeds from sales. The increase in other invested assets was principally driven by higher short-term investments, partially offset by lower securities lending collateral. The decrease in restricted other invested assets related to securitization entities was primarily related to proceeds from sales and maturities, as we reposition these assets in connection with the maturity of the associated liabilities.

•	Deferred acquisition costs decreased $364 million primarily related to higher net unrealized investment gains principally related to lower interest rates and lower deferrals driven mostly by lower production in our U.S. Life Insurance segment in the current year.

•	Reinsurance recoverable decreased $74 million mainly attributable to the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company, an affiliate of our former parent, GE.

Total liabilities. Total liabilities decreased $221 million from $90,191 million as of December 31, 2016 to $89,970 million as of March 31, 2017.

•	Future policy benefits increased $228 million primarily driven by an increase in our long-term care insurance business largely from the aging and growth of the in-force block in the current year.

•	Policyholder account balances decreased $279 million largely as a result of surrenders in our fixed annuities business in the current year.

•	Other liabilities decreased $259 million largely driven by lower securities lending liabilities and derivative counterparty collateral as a result of changes in the interest rate environment in the current year. These decreases were partially offset by an increase in amounts due to broker mostly related to unsettled trade activity in the current year.

Total equity. Total equity increased $249 million from $14,467 million as of December 31, 2016 to $14,716 million as of March 31, 2017.

•	We reported a net income available to Genworth Financial, Inc.’s common stockholders of $155 million during the three months ended March 31, 2017.

•	Noncontrolling interests increased $81 million predominantly related to net income attributable to noncontrolling interest of $61 million and foreign currency translation adjustments of $49 million, partially offset by dividends to noncontrolling interests of $39 million in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2017	2016
Net cash from operating activities	$655	$256
Net cash used by investing activities	(142)	(255)
Net cash used by financing activities	(304)	(1,941)

Net increase (decrease) in cash before foreign exchange effect	$209	$(1,940)

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

We had higher cash inflows from operating activities during the current year mainly attributable to higher net sales of trading securities in the current year as compared to the prior year as well as amounts paid in the prior year related to a reinsurance agreement in our life insurance business. These amounts were partially offset by cash outflows in the current year compared to cash inflows in the prior year as a result of the change in collateral related to derivative positions.

Net cash outflows from investing activities were slightly lower. Both the proceeds from the sales of securities and purchases of securities were higher than the prior year driven primarily by the decision to manage the interest rate risk and reposition our portfolios, particularly in our Australian mortgage insurance business.

We had lower cash outflows from financing activities during the current year primarily from prior year transactions that did not recur consisting of the redemption of $1,620 million of non-recourse funding obligations and the repayment and repurchase of $326 million of Genworth Holdings’ senior notes.

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

Genworth —holding company

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

Genworth Holdings had $849 million and $998 million of cash and cash equivalents, which included approximately $74 million and $85 million of restricted assets, comprised primarily of cash and cash equivalents, as of March 31, 2017 and December 31, 2016, respectively. Genworth Holdings also held $150 million and $100 million in U.S. government securities as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017 and 2016, we received common stock dividends from our international subsidiaries of $52 million and $73 million, respectively.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2017, our total cash, cash equivalents and invested assets were $74.7 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 32% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2017.

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The reinsurance transactions covering our 2014 through 2017 book years provided an aggregate of approximately $520 million of PMIERs capital credit as of March 31, 2017. The reinsurance transaction covering our 2009 through 2013 book years commuted per the contract as a result of the reinsurers’ limit declining to zero during the first quarter of 2017. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, including additional reinsurance transactions and contributions of holding company cash.

In May 2017, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time over the next 12 months, up to an aggregate of approximately 4.6 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we intend to participate in the NCIB in order to maintain our overall ownership at its current level.

Capital resources and financing activities

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances and, if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We target liquidity at Genworth Holdings to maintain a minimum balance of one and one-half times expected annual debt interest payments plus an additional $350 million. As of March 31, 2017, Genworth Holdings was above this target due in part to intercompany tax payments of approximately $300 million received from its subsidiaries in 2016. We will continue to evaluate our target level of liquidity as circumstances warrant and may move above or below the target for a period of time given future actions and due to the timing of cash inflows and outflows. Additionally, we will continue to evaluate market influences on the valuation of our senior debt, and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. In the absence of the China Oceanwide transaction or in the event we are unable to refinance our debt maturities, we may be required to pursue asset sales, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business to service our holding company debt. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2016 Annual Report on Form 10-K.

Contractual obligations and commercial commitments

Except as disclosed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2016 Annual Report on Form 10-K filed on February 27, 2017.

Securitization Entities

There were no off-balance sheet securitization transactions during the three months ended March 31, 2017 or 2016.

New Accounting Standards

For a discussion of recently adopted accounting standards, see note 2 in our consolidated financial statements under “Item 1—Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. Except as disclosed below, there were no other material changes in our market risks since December 31, 2016.

Global yields closed the first quarter of 2017 relatively unchanged from the year end levels but did trend higher intra-quarter. The Federal Reserve raised its policy rate during the first quarter of 2017, driving shorter maturity yields higher and flattening the yield curve. Prospects and timing for pro-growth fiscal stimulus in the U.S. have become more uncertain, dampening expectations of a more rapid rise in interest rates that was prevalent early in the current year. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income (loss). As of March 31, 2017, the U.S. dollar weakened against the currencies in Canada and Australia compared to the balance sheet rate as of December 31, 2016. However, as of March 31, 2017, the U.S. dollar strengthened slightly against the currencies in Canada and Australia compared to the balance sheet rate as of March 31, 2016. For the three months ended March 31, 2017, the U.S. dollar weakened against the currencies in Canada and Australia compared to the average rate for the year ended December 31, 2016 and for the three months ended March 31, 2016. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

Except as disclosed above, there were no other material changes in our market risk since December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2017

During the three months ended March 31, 2017, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See note 10 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2016 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2017.

Item 6. Exhibits

Number	Description
10.1§	Form of 2017-2019 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)
12	Statement of Ratio of Income to Fixed Charges (filed herewith)
31.1	Certification of Thomas J. McInerney (filed herewith)
31.2	Certification of Kelly L. Groh (filed herewith)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: May 3, 2017

	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)