Form 10-Q
period 2017-06-30
GENWORTH FINANCIAL INC
filed 2017-08-09
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2017, 499,143,133 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$61,944	$60,572
Equity securities available-for-sale, at fair value	855	632
Commercial mortgage loans	6,237	6,111
Restricted commercial mortgage loans related to securitization entities	118	129
Policy loans	1,824	1,742
Other invested assets	2,177	2,071
Restricted other invested assets related to securitization entities, at fair value	81	312

Total investments	73,236	71,569
Cash and cash equivalents	2,853	2,784
Accrued investment income	599	659
Deferred acquisition costs	2,378	3,571
Intangible assets and goodwill	334	348
Reinsurance recoverable	17,609	17,755
Other assets	715	673
Deferred tax asset	23	—
Separate account assets	7,269	7,299

Total assets	$105,016	$104,658

Liabilities and equity
Liabilities:
Future policy benefits	$37,772	$37,063
Policyholder account balances	24,971	25,662
Liability for policy and contract claims	9,239	9,256
Unearned premiums	3,400	3,378
Other liabilities ($4 and $1 of other liabilities are related to securitization entities)	2,629	2,916
Borrowings related to securitization entities ($12 are carried at fair value in each period)	63	74
Non-recourse funding obligations	310	310
Long-term borrowings	4,205	4,180
Deferred tax liability	162	53
Separate account liabilities	7,269	7,299

Total liabilities	90,020	90,191

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 588 million and 587 million shares issued as of June 30, 2017 and December 31, 2016, respectively; 499 million and 498 million shares outstanding as of June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	11,969	11,962

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,170	1,253
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	9

Net unrealized investment gains (losses)	1,180	1,262

Derivatives qualifying as hedges	2,064	2,085
Foreign currency translation and other adjustments	(149)	(253)

Total accumulated other comprehensive income (loss)	3,095	3,094
Retained earnings	653	287
Treasury stock, at cost (88 million shares as of June 30, 2017 and December 31, 2016)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,018	12,644
Noncontrolling interests	1,978	1,823

Total equity	14,996	14,467

Total liabilities and equity	$105,016	$104,658

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Premiums	$1,111	$1,127	$2,247	$1,921
Net investment income	801	779	1,591	1,568
Net investment gains (losses)	101	30	135	11
Policy fees and other income	210	300	421	521

Total revenues	2,223	2,236	4,394	4,021

Benefits and expenses:
Benefits and other changes in policy reserves	1,206	1,193	2,452	2,053
Interest credited	163	173	330	350
Acquisition and operating expenses, net of deferrals	240	327	510	721
Amortization of deferred acquisition costs and intangibles	139	112	233	211
Interest expense	74	80	136	185

Total benefits and expenses	1,822	1,885	3,661	3,520

Income from continuing operations before income taxes	401	351	733	501
Provision for income taxes	130	110	246	133

Income from continuing operations	271	241	487	368
Loss from discontinued operations, net of taxes	—	(21)	—	(40)

Net income	271	220	487	328
Less: net income attributable to noncontrolling interests	69	48	130	103

Net income available to Genworth Financial, Inc.’s common stockholders	$202	$172	$357	$225

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.40	$0.39	$0.72	$0.53

Diluted	$0.40	$0.39	$0.71	$0.53

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.40	$0.35	$0.72	$0.45

Diluted	$0.40	$0.34	$0.71	$0.45

Weighted-average common shares outstanding:
Basic	499.0	498.5	498.8	498.3

Diluted	501.2	500.4	501.1	499.9

Supplemental disclosures:
Total other-than-temporary impairments	$(2)	$(22)	$(3)	$(33)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	(2)	(22)	(3)	(33)
Other investments gains (losses)	103	52	138	44

Total net investment gains (losses)	$101	$30	$135	$11

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$271	$220	$487	$328
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(72)	745	(84)	1,552
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	5	1	1
Derivatives qualifying as hedges	28	137	(21)	394
Foreign currency translation and other adjustments	61	8	180	224

Total other comprehensive income (loss)	17	895	76	2,171

Total comprehensive income	288	1,115	563	2,499
Less: comprehensive income attributable to noncontrolling interests	87	40	205	196

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$201	$1,075	$358	$2,303

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2016	$1	$11,962	$3,094	$287	$(2,700)	$12,644	$1,823	$14,467
Cumulative effect of change in accounting, net of taxes	—	—	—	9	—	9	—	9
Comprehensive income:
Net income	—	—	—	357	—	357	130	487
Other comprehensive income, net of taxes	—	—	1	—	—	1	75	76

Total comprehensive income						358	205	563
Dividends to noncontrolling interests	—	—	—	—	—	—	(52)	(52)
Stock-based compensation expense and exercises and other	—	7	—	—	—	7	2	9

Balances as of June 30, 2017	$1	$11,969	$3,095	$653	$(2,700)	$13,018	$1,978	$14,996

Balances as of December 31, 2015	$1	$11,949	$3,010	$564	$(2,700)	$12,824	$1,813	$14,637
Return of capital to noncontrolling interests	—	—	—	—	—	—	(70)	(70)
Comprehensive income:
Net income	—	—	—	225	—	225	103	328
Other comprehensive income, net of taxes	—	—	2,078	—	—	2,078	93	2,171

Total comprehensive income						2,303	196	2,499
Dividends to noncontrolling interests	—	—	—	—	—	—	(64)	(64)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	1	7

Balances as of June 30, 2016	$1	$11,955	$5,088	$789	$(2,700)	$15,133	$1,876	$17,009

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$487	$328
Less loss from discontinued operations, net of taxes	—	40
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of business	—	(26)
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(76)	(67)
Net investment gains	(135)	(11)
Charges assessed to policyholders	(365)	(384)
Acquisition costs deferred	(44)	(91)
Amortization of deferred acquisition costs and intangibles	233	211
Deferred income taxes	166	4
Trading securities, held-for-sale investments and derivative instruments	431	743
Stock-based compensation expense	18	16
Change in certain assets and liabilities:
Accrued investment income and other assets	(23)	(186)
Insurance reserves	806	332
Current tax liabilities	(32)	56
Other liabilities, policy and contract claims and other policy-related balances	(158)	101

Net cash from operating activities	1,308	1,066

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,358	1,680
Commercial mortgage loans	307	364
Restricted commercial mortgage loans related to securitization entities	11	20
Proceeds from sales of investments:
Fixed maturity and equity securities	2,587	2,772
Purchases and originations of investments:
Fixed maturity and equity securities	(4,733)	(5,685)
Commercial mortgage loans	(431)	(317)
Other invested assets, net	(638)	(67)
Policy loans, net	21	(90)
Proceeds from sale of businesses, net of cash transferred	—	39
Payments for business purchased, net of cash acquired	(5)	—

Net cash used by investing activities	(523)	(1,284)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	429	810
Withdrawals from universal life and investment contracts	(1,091)	(1,021)
Redemption of non-recourse funding obligations	—	(1,620)
Repayment and repurchase of long-term debt	—	(362)
Repayment of borrowings related to securitization entities	(12)	(30)
Return of capital to noncontrolling interests	—	(70)
Dividends paid to noncontrolling interests	(52)	(64)
Other, net	(29)	9

Net cash used by financing activities	(755)	(2,348)

Effect of exchange rate changes on cash and cash equivalents	39	30

Net change in cash and cash equivalents	69	(2,536)
Cash and cash equivalents at beginning of period	2,784	5,993

Cash and cash equivalents at end of period	$2,853	$3,457

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Accounting Pronouncements Not Yet Adopted

In May 2017, the Financial Accounting Standards Board (“the FASB”) issued new guidance to clarify when to account for a change to share-based compensation as a modification. The new guidance requires modification accounting only if there are changes to the fair value, vesting conditions or classification, as a liability or equity, of the share-based compensation. The guidance is effective, prospectively, for us on January 1, 2018, accordingly, the guidance will not have any impact at adoption.

In March 2017, the FASB issued new guidance shortening the amortization period for the premium component of callable debt securities purchased at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. The guidance is currently effective for us on January 1, 2019, with early adoption permitted. We are in process of evaluating the impact the guidance may have on our consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2017	2016	2017	2016
Weighted-average shares used in basic earnings per share calculations	499.0	498.5	498.8	498.3
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	2.2	1.9	2.3	1.6

Weighted-average shares used in diluted earnings per share calculations	501.2	500.4	501.1	499.9

Income from continuing operations:
Income from continuing operations	$271	$241	$487	$368
Less: income from continuing operations attributable to noncontrolling interests	69	48	130	103

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$202	$193	$357	$265

Basic per share	$0.40	$0.39	$0.72	$0.53

Diluted per share	$0.40	$0.39	$0.71	$0.53

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$—	$(21)	$—	$(40)
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Loss from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$—	$(21)	$—	$(40)

Basic per share	$—	$(0.04)	$—	$(0.08)

Diluted per share	$—	$(0.04)	$—	$(0.08)

Net income:
Income from continuing operations	$271	$241	$487	$368
Loss from discontinued operations, net of taxes	—	(21)	—	(40)

Net income	271	220	487	328
Less: net income attributable to noncontrolling interests	69	48	130	103

Net income available to Genworth Financial, Inc.’s common stockholders	$202	$172	$357	$225

Basic per share	$0.40	$0.35	$0.72	$0.45

Diluted per share	$0.40	$0.34	$0.71	$0.45

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Fixed maturity securities—taxable	$649	$634	$1,290	1,275
Fixed maturity securities—non-taxable	3	3	6	6
Commercial mortgage loans	76	77	153	158
Restricted commercial mortgage loans related to securitization entities	2	3	4	5
Equity securities	9	7	17	12
Other invested assets	35	33	67	71
Restricted other invested assets related to securitization entities	1	1	1	3
Policy loans	39	34	81	69
Cash, cash equivalents and short-term investments	10	6	16	11

Gross investment income before expenses and fees	824	798	1,635	1,610
Expenses and fees	(23)	(19)	(44)	(42)

Net investment income	$801	$779	$1,591	$1,568

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Available-for-sale securities:
Realized gains	$74	$150	$137	$166
Realized losses	(11)	(28)	(45)	(51)

Net realized gains (losses) on available-for-sale securities	63	122	92	115

Impairments:
Total other-than-temporary impairments	(2)	(22)	(3)	(33)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	(2)	(22)	(3)	(33)

Trading securities	1	16	1	44
Commercial mortgage loans	1	1	2	2
Net gains (losses) related to securitization entities	2	(61)	4	(53)
Derivative instruments (1)	36	(24)	39	(62)
Other	—	(2)	—	(2)

Net investment gains (losses)	$101	$30	$135	$11

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended June 30, 2017 and 2016 was $228 million and $300 million, respectively, which was approximately 95% and 92%, respectively, of book value. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2017 and 2016 was $1,104 million and $540 million, respectively, which was approximately 96% and 92%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Beginning balance	$41	$63	$42	$64
Additions:
Other-than-temporary impairments not previously recognized	—	1	—	1
Reductions:
Securities sold, paid down or disposed	(3)	(2)	(4)	(3)

Ending balance	$38	$62	$38	$62

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2017	December 31, 2016
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$4,797	$3,656
Equity securities	169	12

Subtotal (1)	4,966	3,668
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(3,038)	(1,611)
Income taxes, net	(665)	(711)

Net unrealized investment gains (losses)	1,263	1,346
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	83	84

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,180	$1,262

(1)	Excludes foreign exchange.

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2017	2016
Beginning balance	$1,243	$2,057
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	995	1,760
Adjustment to deferred acquisition costs	(741)	(132)
Adjustment to present value of future profits	(28)	5
Adjustment to sales inducements	(6)	(21)
Adjustment to benefit reserves	(269)	(357)
Provision for income taxes	17	(440)

Change in unrealized gains (losses) on investment securities	(32)	815
Reclassification adjustments to net investment (gains) losses, net of taxes of $21 and $35	(40)	(65)

Change in net unrealized investment gains (losses)	(72)	750
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(9)	18

Ending balance	$1,180	$2,789

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of or for the six months ended June 30,
(Amounts in millions)	2017	2016
Beginning balance	$1,262	$1,254
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,387	3,356
Adjustment to deferred acquisition costs	(1,046)	(274)
Adjustment to present value of future profits	(33)	(29)
Adjustment to sales inducements	(11)	(40)
Adjustment to benefit reserves	(337)	(531)
Provision for income taxes	15	(876)

Change in unrealized gains (losses) on investment securities	(25)	1,606
Reclassification adjustments to net investment (gains) losses, net of taxes of $31 and $29	(58)	(53)

Change in net unrealized investment gains (losses)	(83)	1,553
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	18

Ending balance	$1,180	$2,789

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of June 30, 2017, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,861	$775	$—	$(7)	$—	$5,629
State and political subdivisions	2,604	233	—	(31)	—	2,806
Non-U.S. government	1,997	108	—	(14)	—	2,091
U.S. corporate:
Utilities	4,331	534	—	(17)	—	4,848
Energy	2,200	184	—	(14)	—	2,370
Finance and insurance	6,026	578	—	(14)	—	6,590
Consumer—non-cyclical	4,296	497	—	(11)	—	4,782
Technology and communications	2,502	187	—	(14)	—	2,675
Industrial	1,250	99	—	(5)	—	1,344
Capital goods	2,021	272	—	(6)	—	2,287
Consumer—cyclical	1,497	110	—	(8)	—	1,599
Transportation	1,082	103	—	(6)	—	1,179
Other	375	23	—	(1)	—	397

Total U.S. corporate	25,580	2,587	—	(96)	—	28,071

Non-U.S. corporate:
Utilities	1,009	48	—	(4)	—	1,053
Energy	1,313	131	—	(10)	—	1,434
Finance and insurance	2,418	176	—	(4)	—	2,590
Consumer—non-cyclical	722	28	—	(4)	—	746
Technology and communications	979	67	—	(3)	—	1,043
Industrial	948	70	—	(3)	—	1,015
Capital goods	545	31	—	(2)	—	574
Consumer—cyclical	484	11	—	(1)	—	494
Transportation	638	70	—	(4)	—	704
Other	2,587	195	—	(5)	—	2,777

Total non-U.S. corporate	11,643	827	—	(40)	—	12,430

Residential mortgage-backed	4,045	269	13	(8)	—	4,319
Commercial mortgage-backed	3,330	111	2	(37)	—	3,406
Other asset-backed	3,180	18	1	(7)	—	3,192

Total fixed maturity securities	57,240	4,928	16	(240)	—	61,944
Equity securities	692	176	—	(13)	—	855

Total available-for-sale securities	$57,932	$5,104	$16	$(253)	$—	$62,799

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2017:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$313	$(7)	23	$—	$—	—	$313	$(7)	23
State and political subdivisions	364	(15)	70	149	(16)	13	513	(31)	83
Non-U.S. government	695	(13)	42	16	(1)	8	711	(14)	50
U.S. corporate	2,954	(70)	434	443	(26)	57	3,397	(96)	491
Non-U.S. corporate	1,297	(23)	208	281	(17)	37	1,578	(40)	245
Residential mortgage-backed	567	(7)	77	51	(1)	31	618	(8)	108
Commercial mortgage-backed	956	(36)	136	25	(1)	5	981	(37)	141
Other asset-backed	761	(4)	137	250	(3)	52	1,011	(7)	189

Subtotal, fixed maturity securities	7,907	(175)	1,127	1,215	(65)	203	9,122	(240)	1,330
Equity securities	74	(4)	152	107	(9)	51	181	(13)	203

Total for securities in an unrealized loss position	$7,981	$(179)	1,279	$1,322	$(74)	254	$9,303	$(253)	1,533

% Below cost—fixed maturity securities:
<20% Below cost	$7,907	$(175)	1,127	$1,199	$(61)	200	$9,106	$(236)	1,327
20%-50% Below cost	—	—	—	16	(4)	3	16	(4)	3

Total fixed maturity securities	7,907	(175)	1,127	1,215	(65)	203	9,122	(240)	1,330

% Below cost—equity securities:
<20% Below cost	72	(3)	151	107	(9)	51	179	(12)	202
20%-50% Below cost	2	(1)	1	—	—	—	2	(1)	1

Total equity securities	74	(4)	152	107	(9)	51	181	(13)	203

Total for securities in an unrealized loss position	$7,981	$(179)	1,279	$1,322	$(74)	254	$9,303	$(253)	1,533

Investment grade	$7,676	$(168)	1,098	$1,075	$(58)	194	$8,751	$(226)	1,292
Below investment grade	305	(11)	181	247	(16)	60	552	(27)	241

Total for securities in an unrealized loss position	$7,981	$(179)	1,279	$1,322	$(74)	254	$9,303	$(253)	1,533

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of June 30, 2017:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$505	$(16)	79	$32	$(1)	5	$537	$(17)	84
Energy	203	(3)	32	153	(11)	18	356	(14)	50
Finance and insurance	757	(13)	109	76	(1)	9	833	(14)	118
Consumer—non-cyclical	496	(11)	72	—	—	—	496	(11)	72
Technology and communications	257	(7)	39	79	(7)	11	336	(14)	50
Industrial	105	(2)	15	47	(3)	7	152	(5)	22
Capital goods	207	(6)	32	—	—	—	207	(6)	32
Consumer—cyclical	190	(6)	26	48	(2)	6	238	(8)	32
Transportation	202	(5)	27	8	(1)	1	210	(6)	28
Other	32	(1)	3	—	—	—	32	(1)	3

Subtotal, U.S. corporate securities	2,954	(70)	434	443	(26)	57	3,397	(96)	491

Non-U.S. corporate:
Utilities	165	(3)	18	14	(1)	1	179	(4)	19
Energy	122	(2)	22	70	(8)	13	192	(10)	35
Finance and insurance	224	(3)	38	31	(1)	6	255	(4)	44
Consumer—non-cyclical	147	(3)	19	10	(1)	—	157	(4)	19
Technology and communications	107	(2)	20	12	(1)	2	119	(3)	22
Industrial	62	(2)	9	32	(1)	4	94	(3)	13
Capital goods	48	(1)	7	29	(1)	2	77	(2)	9
Consumer—cyclical	78	(1)	15	—	—	—	78	(1)	15
Transportation	93	(3)	17	25	(1)	2	118	(4)	19
Other	251	(3)	43	58	(2)	7	309	(5)	50

Subtotal, non-U.S. corporate securities	1,297	(23)	208	281	(17)	37	1,578	(40)	245

Total for corporate securities in an unrealized loss position	$4,251	$(93)	642	$724	$(43)	94	$4,975	$(136)	736

As indicated in the tables above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to increased market volatility, mostly concentrated in our corporate securities. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 2% as of June 30, 2017.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $61 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB” and approximately 78% of the unrealized losses were related to investment grade securities as of June 30, 2017. These unrealized losses were predominantly attributable to corporate securities including variable rate securities purchased in a higher rate and lower spread environment. The average fair value percentage below cost for these securities was approximately 5% as of June 30, 2017. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of June 30, 2017:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
State and political subdivisions	$10	$(2)	1%	1	$—	$—	—%	—

Total	$10	$(2)	1%	1	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Non-U.S. corporate:
Energy	3	(1)	—	1	—	—	—	—
Other	3	(1)	—	1	—	—	—	—

Total non-U.S. corporate	6	(2)	—	2	—	—	—	—

Total	$6	$(2)	—%	2	$—	$—	—%	—

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

State and political subdivisions

As indicated above, $2 million of gross unrealized losses were related to a state and political subdivision fixed maturity security that has been in a continuous loss position for more than 12 months and was more than

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20% below cost. The unrealized loss for this security was 21% below cost, primarily related to widening of credit spreads since acquisition as a result of higher risk premiums being attributed to this security from uncertainty related to special revenues supporting this type of obligation as well as certain securities having longer duration that may be viewed as less desirable in the current market place. Additionally, the fair value of this security class has been negatively impacted as a result of having certain bond insurers associated with the security. In our analysis of impairment for this security, we expect to recover our amortized cost from the cash flows of the underlying security before any guarantee support. However, the existence of these guarantees may negatively impact the value of the debt security in certain instances. We performed an analysis of this security and the underlying activities that are expected to support the cash flows and determined we expect to recover our amortized cost.

Non-U.S. corporate

As indicated above, $2 million of gross unrealized losses were related to non-U.S. corporate fixed maturity securities that have been in an unrealized loss position for more than 12 months and were more than 20% below cost. Of the total unrealized losses for non-U.S. corporate fixed maturity securities, all were below investment grade and not concentrated in any one sector.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2017 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,883	$1,906
Due after one year through five years	10,533	10,967
Due after five years through ten years	12,183	12,722
Due after ten years	22,086	25,432

Subtotal	46,685	51,027
Residential mortgage-backed	4,045	4,319
Commercial mortgage-backed	3,330	3,406
Other asset-backed	3,180	3,192

Total	$57,240	$61,944

As of June 30, 2017, $11,818 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of June 30, 2017, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 23%, 14% and 14%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of June 30, 2017, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,199	35%	$2,178	36%
Industrial	1,590	25	1,533	25
Office	1,480	24	1,430	23
Apartments	470	8	455	7
Mixed use	234	4	245	4
Other	277	4	284	5

Subtotal	6,250	100%	6,125	100%

Unamortized balance of loan origination fees and costs	(3)		(2)
Allowance for losses	(10)		(12)

Total	$6,237		$6,111

	June 30, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,608	26%	$1,546	25%
Pacific	1,603	26	1,567	27
Middle Atlantic	908	14	915	15
Mountain	547	9	554	9
West North Central	442	7	435	7
East North Central	383	6	388	6
West South Central	318	5	311	5
New England	233	4	206	3
East South Central	208	3	203	3

Subtotal	6,250	100%	6,125	100%

Unamortized balance of loan origination fees and costs	(3)		(2)
Allowance for losses	(10)		(12)

Total	$6,237		$6,111

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	June 30, 2017
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,199	$2,199
Industrial	—	—	—	—	1,590	1,590
Office	—	—	—	—	1,480	1,480
Apartments	—	—	—	—	470	470
Mixed use	—	—	—	—	234	234
Other	—	—	—	—	277	277

Total recorded investment	$—	$—	$—	$—	$6,250	$6,250

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2016
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,178	$2,178
Industrial	1	—	12	13	1,520	1,533
Office	—	—	—	—	1,430	1,430
Apartments	—	—	—	—	455	455
Mixed use	—	—	—	—	245	245
Other	—	—	—	—	284	284

Total recorded investment	$1	$—	$12	$13	$6,112	$6,125

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of June 30, 2017 and December 31, 2016, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of June 30, 2017 and December 31, 2016.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of June 30, 2017, none of our commercial mortgage loans were greater than 90 days past due.

During the six months ended June 30, 2017 and the year ended December 31, 2016, we modified or extended 5 and 16 commercial mortgage loans, respectively, with a total carrying value of $8 million and $85 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower, except during the year ended December 31, 2016, one loan with a carrying value $1 million at the time of modification was considered a troubled debt restructuring. This loan was sold in the fourth quarter of 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Allowance for credit losses:
Beginning balance	$11	$15	$12	$15
Charge-offs	—	(4)	—	(4)
Recoveries	—	—	—	—
Provision	(1)	2	(2)	2

Ending balance	$10	$13	$10	$13

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$10	$13	$10	$13

Recorded investment:
Ending balance	$6,250	$6,136	$6,250	$6,136

Ending balance of individually impaired loans	$—	$23	$—	$23

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,250	$6,113	$6,250	$6,113

As of June 30, 2017, we had no individually impaired commercial mortgage loans. As of June 30, 2016, we had an individually impaired commercial mortgage loan included within the office property type with a recorded investment of $5 million, an unpaid principal balance of $6 million and charge-offs of $1 million, an individually impaired commercial mortgage loan included within the retail property type with a recorded investment of $5 million, an unpaid principal balance of $6 million and charge-offs of $1 million, and an individually impaired loan within the industrial property type had a recorded investment of $13 million, an unpaid principal balance of $16 million and total charge-offs of $3 million. As of December 31, 2016, we had one individually impaired loan within the industrial property type with a recorded investment of $12 million, an unpaid principal balance of $15 million and charge-offs of $3 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the loan. A higher debt service coverage ratio indicates the borrower is less likely to default on the loan. The debt service coverage ratio should not be used without considering other factors associated with the borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments.

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2017
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$762	$487	$939	$11	$—	$2,199
Industrial	600	418	570	2	—	1,590
Office	421	325	706	28	—	1,480
Apartments	187	90	188	5	—	470
Mixed use	62	88	84	—	—	234
Other	52	33	192	—	—	277

Total recorded investment	$2,084	$1,441	$2,679	$46	$—	$6,250

% of total	33%	23%	43%	1%	—%	100%

Weighted-average debt service coverage ratio	2.19	1.89	1.62	0.89	—	1.87

	December 31, 2016
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$743	$511	$913	$11	$—	$2,178
Industrial	605	430	484	14	—	1,533
Office	431	310	656	26	7	1,430
Apartments	188	89	173	5	—	455
Mixed use	67	87	91	—	—	245
Other	60	30	194	—	—	284

Total recorded investment	$2,094	$1,457	$2,511	$56	$7	$6,125

% of total	34%	24%	41%	1%	—%	100%

Weighted-average debt service coverage ratio	2.20	1.88	1.61	0.80	(0.07)	1.87

(1)	Included a loan with a recorded investment of $7 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 105%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2017
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$63	$197	$450	$922	$567	$2,199
Industrial	50	106	236	708	490	1,590
Office	82	111	173	646	468	1,480
Apartments	18	20	48	233	151	470
Mixed use	2	5	19	125	83	234
Other	1	143	59	60	14	277

Total recorded investment	$216	$582	$985	$2,694	$1,773	$6,250

% of total	3%	9%	16%	44%	28%	100%

Weighted-average loan-to-value	58%	59%	60%	59%	46%	55%

	December 31, 2016
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$67	$204	$425	$899	$583	$2,178
Industrial	71	113	236	599	514	1,533
Office	91	117	172	609	441	1,430
Apartments	19	22	44	217	153	455
Mixed use	2	9	19	128	87	245
Other	1	148	60	55	20	284

Total recorded investment	$251	$613	$956	$2,507	$1,798	$6,125

% of total	4%	10%	16%	41%	29%	100%

Weighted-average loan-to-value	61%	60%	59%	58%	45%	55%

As of June 30, 2017 and December 31, 2016, we did not have any floating rate commercial mortgage loans.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(h) Limited Partnerships or Similar Entities

Investments in partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of June 30, 2017 and December 31, 2016, the total carrying value of these investments was $203 million and $178 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	June 30, 2017	December 31, 2016	Balance sheet classification	June 30, 2017	December 31, 2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$243	$237	Other liabilities	$182	$203
Foreign currency swaps	Other invested assets	2	4	Other liabilities	—	—

Total cash flow hedges		245	241		182	203

Total derivatives designated as hedges		245	241		182	203

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	347	359	Other liabilities	150	146
Foreign currency swaps	Other invested assets	3	—	Other liabilities	2	5
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	—	1
Equity index options	Other invested assets	81	72	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	2	1	Other liabilities	7	1
Other foreign currency contracts	Other invested assets	65	35	Other liabilities	26	27
GMWB embedded derivatives	Reinsurance recoverable (1)	15	16	Policyholder account balances (2)	281	303
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	376	344
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	13	11

Total derivatives not designated as hedges		513	483		855	838

Total derivatives		$758	$724		$1,037	$1,041

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2016	Additions	Maturities/ terminations	June 30, 2017
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,570	$—	$(215)	$11,355
Foreign currency swaps	Notional	22	—	—	22

Total cash flow hedges		11,592	—	(215)	11,377

Total derivatives designated as hedges		11,592	—	(215)	11,377

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	—	4,679
Foreign currency swaps	Notional	201	73	(4)	270
Credit default swaps	Notional	39	—	—	39
Credit default swaps related to securitization entities	Notional	312	—	(100)	212
Equity index options	Notional	2,396	951	(837)	2,510
Financial futures	Notional	1,398	2,908	(2,960)	1,346
Equity return swaps	Notional	165	108	(153)	120
Other foreign currency contracts	Notional	3,130	1,760	(453)	4,437

Total derivatives not designated as hedges		12,320	5,800	(4,507)	13,613

Total derivatives		$23,912	$5,800	$(4,722)	$24,990

(Number of policies)	Measurement	December 31, 2016	Additions	Maturities/ terminations	June 30, 2017
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	33,238	—	(1,498)	31,740
Fixed index annuity embedded derivatives	Policies	17,549	—	(248)	17,301
Indexed universal life embedded derivatives	Policies	1,074	1	(40)	1,035

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2017:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$82	$31	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(6)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$75	$32		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$267	$28	Net investment income	$5	Net investment gains (losses)
Interest rate swaps hedging liabilities	(19)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(2)	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	—	7	Net investment gains (losses)	—	Net investment gains (losses)

Total	$246	$35		$5

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2017:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$33	$61	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(2)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$30	$63		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income effects of cash flow hedges for the six months ended June 30, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$724	$53	Net investment income	$11	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(50)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(5)	2	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	—	7	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$668	$63		$11

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2017	2016
Derivatives qualifying as effective accounting hedges as of April 1	$2,036	$2,302
Current period increases (decreases) in fair value, net of deferred taxes of $(27) and $(86)	48	160
Reclassification to net (income), net of deferred taxes of $12 and $12	(20)	(23)

Derivatives qualifying as effective accounting hedges as of June 30	$2,064	$2,439

	Six months ended June 30,
(Amounts in millions)	2017	2016
Derivatives qualifying as effective accounting hedges as of January 1	$2,085	$2,045
Current period increases (decreases) in fair value, net of deferred taxes of $(11) and $(233)	19	435
Reclassification to net (income), net of deferred taxes of $23 and $22	(40)	(41)

Derivatives qualifying as effective accounting hedges as of June 30	$2,064	$2,439

The total of derivatives designated as cash flow hedges of $2,064 million, net of taxes, recorded in stockholders’ equity as of June 30, 2017 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $91 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the six months ended June 30, 2017, there was approximately $1 million reclassified to net income in connection with forecasted transactions that were no longer considered probable of occurring.

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

The following tables provide the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2017	2016
Interest rate swaps	$(1)	$(7)	Net investment gains (losses)
Interest rate swaps related to securitization entities	—	(5)	Net investment gains (losses)
Credit default swaps	—	1	Net investment gains (losses)
Credit default swaps related to securitization entities	2	5	Net investment gains (losses)
Equity index options	13	(1)	Net investment gains (losses)
Financial futures	9	19	Net investment gains (losses)
Equity return swaps	(6)	5	Net investment gains (losses)
Other foreign currency contracts	31	(2)	Net investment gains (losses)
Foreign currency swaps	2	(3)	Net investment gains (losses)
GMWB embedded derivatives	1	(40)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(16)	(9)	Net investment gains (losses)
Indexed universal life embedded derivatives	2	1	Net investment gains (losses)

Total derivatives not designated as hedges	$37	$(36)

	Six months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2017	2016
Interest rate swaps	$1	$8	Net investment gains (losses)
Interest rate swaps related to securitization entities	—	(10)	Net investment gains (losses)
Credit default swaps related to securitization entities	4	14	Net investment gains (losses)
Equity index options	26	(4)	Net investment gains (losses)
Financial futures	(8)	26	Net investment gains (losses)
Equity return swaps	(14)	7	Net investment gains (losses)
Other foreign currency contracts	26	(4)	Net investment gains (losses)
Foreign currency swaps	5	7	Net investment gains (losses)
GMWB embedded derivatives	34	(118)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(36)	(6)	Net investment gains (losses)
Indexed universal life embedded derivatives	3	3	Net investment gains (losses)

Total derivatives not designated as hedges	$41	$(77)

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

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2017			December 31, 2016
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$757	$373	$384	$724	$387	$337
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	757	373	384	724	387	337
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(253)	(253)	—	(172)	(172)	—
Collateral received	(425)	—	(425)	(467)	—	(467)
Collateral pledged	—	(373)	373	—	(557)	557
Over collateralization	8	255	(247)	1	344	(343)

Net amount	$87	$2	$85	$86	$2	$84

(1)	Included $14 million and $16 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of June 30, 2017 and December 31, 2016, respectively.
(2)	Included $6 million and $5 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of June 30, 2017 and December 31, 2016, respectively.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If downgrade provisions had been triggered as a result of downgrades of our counterparties, we could have claimed up to $87 million and $86 million as of June 30, 2017 and December 31, 2016, respectively, or have been required to disburse up to $2 million as of June 30, 2017 and December 31, 2016. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	June 30, 2017			December 31, 2016
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$19	$—	$—	$—	$—	$—
Matures after one year through five years	20	—	—	39	—	—

Total credit default swaps on single name reference entities	$39	$—	$—	$39	$—	$—

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	June 30, 2017			December 31, 2016
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017(1)	$12	$—	$—	$12	$—	$—
Portion backing our interest maturing 2017(2)	200	—		300	—	1

Total customized credit default swap index tranches related to securitization entities	212	—	—	312	—	1

Total credit default swaps on index tranches	$212	$—	$—	$312	$—	$1

(1)	Original notional value was $39 million.
(2)	Original notional value was $300 million.

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

Long-term borrowings. We utilize available market data when determining fair value of long-term borrowings issued in the United States and Canada, which includes data on recent trades for the same or similar financial instruments. Accordingly, these instruments are classified as Level 2 measurements. In cases where market data is not available such as our long-term borrowings in Australia, we use third-party broker provided prices (“broker quotes”) for which we consider the valuation methodology utilized by the third party, but the valuation typically includes significant unobservable inputs. Accordingly, we classify these borrowings where fair value is based on our consideration of broker quotes as Level 3 measurements.

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

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2017
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,237	$6,533	$—	$—	$6,533
Restricted commercial mortgage loans		(1)	118	130	—	—	130
Other invested assets		(1)	1,101	1,123	—	946	177
Liabilities:
Long-term borrowings		(1)	4,205	3,626	—	3,471	155
Non-recourse funding obligations		(1)	310	195	—	—	195
Borrowings related to securitization entities		(1)	51	53	—	53	—
Investment contracts		(1)	15,667	16,212	—	5	16,207
Other firm commitments:
Commitments to fund limited partnerships	268		—	—	—	—	—
Ordinary course of business lending commitments	59		—	—	—	—	—

	December 31, 2016
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,111	$6,247	$—	$—	$6,247
Restricted commercial mortgage loans		(1)	129	141	—	—	141
Other invested assets		(1)	459	473	—	352	121
Liabilities:
Long-term borrowings		(1)	4,180	3,582	—	3,440	142
Non-recourse funding obligations		(1)	310	186	—	—	186
Borrowings related to securitization entities		(1)	62	65	—	65	—
Investment contracts		(1)	16,437	16,993	—	5	16,988
Other firm commitments:
Commitments to fund limited partnerships	201		—	—	—	—	—
Ordinary course of business lending commitments	73		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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

Fixed maturity, equity and trading securities

The fair value of fixed maturity, equity and trading securities are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, a security is valued using that market information for similar securities, which is also a market approach. When market information is not available for a specific security or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including mortgage-backed or asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2017:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$5,628	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$2,761	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$2,075	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$24,722	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$10,569	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$4,246	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Commercial mortgage-backed	$3,354	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$3,042	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Internal models: A portion of our state and political subdivisions, non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $8 million, $16 million, $789 million and $417 million, respectively, as of June 30, 2017. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Level 3 measurements

Fixed maturity securities

•	Internal models: A portion of our U.S. government, agencies and government-sponsored enterprises, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,671 million as of June 30, 2017.

•	Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $646 million as of June 30, 2017.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of June 30, 2017 and December 31, 2016, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $69 million and $73 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,629	$—	$5,628	$1
State and political subdivisions	2,806	—	2,769	37
Non-U.S. government	2,091	—	2,091	—
U.S. corporate:
Utilities	4,848	—	4,210	638
Energy	2,370	—	2,210	160
Finance and insurance	6,590	—	5,729	861
Consumer—non-cyclical	4,782	—	4,660	122
Technology and communications	2,675	—	2,617	58
Industrial	1,344	—	1,283	61
Capital goods	2,287	—	2,169	118
Consumer—cyclical	1,599	—	1,333	266
Transportation	1,179	—	1,079	100
Other	397	—	221	176

Total U.S. corporate	28,071	—	25,511	2,560

Non-U.S. corporate:
Utilities	1,053	—	694	359
Energy	1,434	—	1,257	177
Finance and insurance	2,590	—	2,418	172
Consumer—non-cyclical	746	—	617	129
Technology and communications	1,043	—	995	48
Industrial	1,015	—	903	112
Capital goods	574	—	425	149
Consumer—cyclical	494	—	427	67
Transportation	704	—	514	190
Other	2,777	—	2,736	41

Total non-U.S. corporate	12,430	—	10,986	1,444

Residential mortgage-backed	4,319	—	4,246	73
Commercial mortgage-backed	3,406	—	3,354	52
Other asset-backed	3,192	—	3,042	150

Total fixed maturity securities	61,944	—	57,627	4,317

Equity securities	855	734	73	48

Other invested assets:
Derivative assets:
Interest rate swaps	590	—	590	—
Foreign currency swaps	5	—	5	—
Equity index options	81	—	—	81
Equity return swaps	2	—	2	—
Other foreign currency contracts	65	—	65	—

Total derivative assets	743	—	662	81

Securities lending collateral	226	—	226	—

Total other invested assets	969	—	888	81

Restricted other invested assets related to securitization entities	81	—	81	—
Reinsurance recoverable (1)	15	—	—	15
Separate account assets	7,269	7,269	—	—

Total assets	$71,133	$8,003	$58,669	$4,461

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

		Total realized and unrealized gains (losses)									Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)	Beginning balance as of April 1, 2017	Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2017
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—
State and political subdivisions	37	—	—	—	—	—	—	—	—	37	—
U.S. corporate:
Utilities	578	—	13	30	—	—	—	30	(13)	638	—
Energy	162	—	4	—	—	—	(7)	1	—	160	—
Finance and insurance	818	4	39	24	(7)	—	(3)	—	(14)	861	4
Consumer—non-cyclical	122	—	—	—	—	—	—	—	—	122	—
Technology and communications	59	—	5	4	—	—	—	—	(10)	58	—
Industrial	47	—	1	13	—	—	—	—	—	61	—
Capital goods	153	—	2	—	—	—	—	—	(37)	118	—
Consumer—cyclical	263	—	4	—	—	—	(1)	—	—	266	—
Transportation	97	—	4	—	—	—	(1)	—	—	100	1
Other	142	—	—	—	—	—	(3)	37	—	176	—

Total U.S. corporate	2,441	4	72	71	(7)	—	(15)	68	(74)	2,560	5

Non-U.S. corporate:
Utilities	386	—	3	—	—	—	—	—	(30)	359	—
Energy	206	—	3	—	—	—	—	—	(32)	177	—
Finance and insurance	168	1	4	4	—	—	(5)	—	—	172	1
Consumer—non-cyclical	129	—	1	—	—	—	(1)	—	—	129	—
Technology and communications	48	—	—	—	—	—	—	—	—	48	—
Industrial	110	—	2	—	—	—	—	—	—	112	—
Capital goods	170	—	1	—	—	—	(15)	—	(7)	149	—
Consumer—cyclical	67	—	—	—	—	—	—	—	—	67	—
Transportation	193	—	1	6	—	—	—	1	(11)	190	—
Other	24	—	2	15	—	—	—	—	—	41	—

Total non-U.S. corporate	1,501	1	17	25	—	—	(20)	1	(81)	1,444	1

Residential mortgage-backed	46	—	1	—	—	—	—	26	—	73	—
Commercial mortgage-backed	59	(1)	2	8	(9)	—	—	—	(7)	52	—
Other asset-backed	175	(7)	10	10	(35)	—	(5)	9	(7)	150	—

Total fixed maturity securities	4,260	(3)	102	114	(51)	—	(40)	104	(169)	4,317	6

Equity securities	47	—	—	1	—	—	—	—	—	48	—

Other invested assets:
Derivative assets:
Equity index options	77	13	—	9	—	—	(18)	—	—	81	—
Other foreign currency contracts	1	(1)	—	—	—	—	—	—	—	—	—

Total derivative assets	78	12	—	9	—	—	(18)	—	—	81	—

Total other invested assets	78	12	—	9	—	—	(18)	—	—	81	—

Reinsurance recoverable (2)	15	—	—	—	—	—	—	—	—	15	—

Total Level 3 assets	$4,400	$9	$102	$124	$(51)	$—	$(58)	$104	$(169)	$4,461	$6

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of April 1, 2016	Total realized and unrealized gains (losses)									Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2016
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2	$—
State and political subdivisions	42	—	—	—	—	—	—	—	(6)	36	—
U.S. corporate:
Utilities	482	(1)	19	34	—	—	—	18	—	552	—
Energy	230	—	(3)	—	—	—	(1)	—	(18)	208	—
Finance and insurance	697	(2)	37	27	(9)	—	(10)	35	—	775	(4)
Consumer—non-cyclical	112	—	3	—	(13)	—	—	—	—	102	—
Technology and communications	37	—	3	—	—	—	—	—	—	40	—
Industrial	64	—	2	—	—	—	—	12	—	78	—
Capital goods	154	1	2	—	(10)	—	—	—	(12)	135	—
Consumer—cyclical	210	—	5	22	—	—	(1)	18	—	254	—
Transportation	123	1	4	—	—	—	(4)	5	—	129	1
Other	180	1	—	—	—	—	(3)	—	(31)	147	1

Total U.S. corporate	2,289	—	72	83	(32)	—	(19)	88	(61)	2,420	(2)

Non-U.S. corporate:
Utilities	316	—	5	10	—	—	—	—	—	331	—
Energy	226	—	11	—	(2)	—	(1)	—	—	234	—
Finance and insurance	191	1	9	—	—	—	—	—	—	201	1
Consumer—non-cyclical	163	—	5	—	—	—	—	—	—	168	—
Technology and communications	64	—	3	16	(3)	—	—	—	—	80	—
Industrial	96	—	2	—	(3)	—	—	—	—	95	—
Capital goods	214	—	2	—	—	—	(4)	—	—	212	—
Consumer—cyclical	70	—	1	—	—	—	—	—	—	71	—
Transportation	144	—	4	—	—	—	—	38	—	186	—
Other	67	—	—	—	—	—	—	—	(38)	29	—

Total non-U.S. corporate	1,551	1	42	26	(8)	—	(5)	38	(38)	1,607	1

Residential mortgage-backed	121	—	—	13	—	—	(3)	8	(43)	96	—
Commercial mortgage-backed	8	—	4	23	—	—	(2)	—	—	33	—
Other asset-backed	1,168	(11)	12	—	(20)	—	(8)	6	(949)	198	(11)

Total fixed maturity securities	5,181	(10)	130	145	(60)	—	(37)	140	(1,097)	4,392	(12)

Equity securities	44	—	—	—	—	—	—	—	—	44	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	(1)	—	—	—	—
Equity index options	36	(2)	—	23	—	—	—	—	—	57	3
Other foreign currency contracts	1	—	—	1	—	—	(1)	—	—	1	—

Total derivative assets	38	(2)	—	24	—	—	(2)	—	—	58	3

Total other invested assets	38	(2)	—	24	—	—	(2)	—	—	58	3

Restricted other invested assets related to securitization entities	241	(64)	—	—	—	—	(46)	—	—	131	—
Reinsurance recoverable (2)	23	3	—	—	—	—	—	—	—	26	3

Total Level 3 assets	$5,527	$(73)	$130	$169	$(60)	$—	$(85)	$140	$(1,097)	$4,651	$(6)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2017	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2017	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$(1)	$—	$—	$1	$—
State and political subdivisions	37	1	(1)	—	—	—	—	—	—	37	1
U.S. corporate
Utilities	576	—	20	44	—	—	(2)	30	(30)	638	—
Energy	210	(1)	6	—	(10)	—	(30)	1	(16)	160	(1)
Finance and insurance	786	8	51	53	(17)	—	(6)	—	(14)	861	8
Consumer—non-cyclical	121	—	1	—	—	—	—	—	—	122	—
Technology and communications	54	1	6	14	—	—	—	—	(17)	58	1
Industrial	48	—	—	13	—	—	—	—	—	61	—
Capital goods	152	—	3	—	—	—	—	—	(37)	118	—
Consumer—cyclical	258	—	9	2	—	—	(3)	—	—	266	—
Transportation	139	1	5	—	—	—	(3)	—	(42)	100	1
Other	143	—	1	—	—	—	(5)	37	—	176	—

Total U.S. corporate	2,487	9	102	126	(27)	—	(49)	68	(156)	2,560	9

Non-U.S. corporate:
Utilities	386	—	5	30	—	—	—	—	(62)	359	—
Energy	206	—	5	—	(1)	—	(1)	—	(32)	177	—
Finance and insurance	182	3	8	4	—	—	(25)	—	—	172	2
Consumer—non-cyclical	139	—	2	—	—	—	(12)	—	—	129	—
Technology and communications	67	—	—	—	—	—	(19)	—	—	48	—
Industrial	109	—	3	—	—	—	—	—	—	112	—
Capital goods	169	—	2	—	—	—	(15)	—	(7)	149	—
Consumer—cyclical	69	—	—	—	—	—	(2)	—	—	67	—
Transportation	181	—	3	6	—	—	—	11	(11)	190	—
Other	25	—	1	15	—	—	—	—	—	41	—

Total non-U.S. corporate	1,533	3	29	55	(1)	—	(73)	11	(113)	1,444	2

Residential mortgage-backed	43	—	1	4	—	—	(1)	26	—	73	—
Commercial mortgage-backed	54	(1)	6	9	(9)	—	—	—	(7)	52	—
Other asset-backed	145	(7)	10	64	(35)	—	(7)	14	(34)	150	—

Total fixed maturity securities	4,301	5	147	258	(72)	—	(131)	119	(310)	4,317	12

Equity securities	47	—	—	1	—	—	—	—	—	48	—

Other invested assets:
Derivative assets:
Equity index options	72	26	—	21	—	—	(38)	—	—	81	—
Other foreign currency contracts	3	(3)	—	—	—	—	—	—	—	—	(3)

Total derivative assets	75	23	—	21	—	—	(38)	—	—	81	(3)

Total other invested assets	75	23	—	21	—	—	(38)	—	—	81	(3)

Restricted other invested assets related to securitization entities	131	—	—	—	(131)	—	—	—	—	—	—
Reinsurance recoverable (2)	16	(2)	—	—	—	1	—	—	—	15	(2)

Total Level 3 assets	$4,570	$26	$147	$280	$(203)	$1	$(169)	$119	$(310)	$4,461	$7

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2016	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2016	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$(1)	$—	$—	$2	$—
State and political subdivisions	35	1	(1)	7	—	—	—	—	(6)	36	1
U.S.corporate:
Utilities	449	—	24	47	—	—	(8)	67	(27)	552	—
Energy	253	—	(4)	—	—	—	(2)	7	(46)	208	—
Finance and insurance	715	8	44	27	(9)	—	(27)	35	(18)	775	6
Consumer—non-cyclical	109	—	6	—	(13)	—	—	—	—	102	—
Technology and communications	35	1	4	—	—	—	—	—	—	40	1
Industrial	61	—	5	—	—	—	—	12	—	78	—
Capital goods	180	1	5	—	(10)	—	—	—	(41)	135	—
Consumer—cyclical	239	4	9	25	—	—	(41)	18	—	254	—
Transportation	106	1	8	17	—	—	(8)	5	—	129	1
Other	182	1	1	—	—	—	(4)	—	(33)	147	1

Total U.S. corporate	2,329	16	102	116	(32)	—	(90)	144	(165)	2,420	9

Non-U.S. corporate:
Utilities	287	—	8	10	—	—	—	26	—	331	—
Energy	252	—	24	—	(2)	—	(14)	—	(26)	234	—
Finance and insurance	191	2	8	—	—	—	—	—	—	201	2
Consumer—non-cyclical	169	—	10	—	—	—	(11)	—	—	168	—
Technology and communications	62	—	5	16	(3)	—	—	—	—	80	—
Industrial	84	—	5	—	(3)	—	—	9	—	95	—
Capital goods	213	—	9	—	—	—	(10)	—	—	212	—
Consumer—cyclical	71	—	2	—	—	—	(2)	—	—	71	—
Transportation	144	—	4	—	—	—	—	38	—	186	—
Other	72	—	2	—	—	—	(7)	—	(38)	29	—

Total non-U.S. corporate	1,545	2	77	26	(8)	—	(44)	73	(64)	1,607	2

Residential mortgage-backed	116	—	2	51	—	—	(5)	8	(76)	96	—
Commercial mortgage-backed	10	—	4	23	—	—	(4)	—	—	33	—
Other asset-backed	1,142	(10)	(4)	12	(20)	—	(14)	41	(949)	198	(10)

Total fixed maturity securities	5,180	9	180	235	(60)	—	(158)	266	(1,260)	4,392	2

Equity securities	38	—	—	6	—	—	—	—	—	44	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	(1)	—	—	—	—
Equity index options	30	(4)	—	36	—	—	(5)	—	—	57	(4)
Other foreign currency contracts	3	(2)	—	1	—	—	(1)	—	—	1	(2)

Total derivative assets	34	(6)	—	37	—	—	(7)	—	—	58	(6)

Total other invested assets	34	(6)	—	37	—	—	(7)	—	—	58	(6)

Restricted other invested assets related to securitization entities	232	(55)	—	—	—	—	(46)	—	—	131	9
Reinsurance recoverable (2)	17	8	—	—	—	1	—	—	—	26	8

Total Level 3 assets	$5,501	$(44)	$180	$278	$(60)	$1	$(211)	$266	$(1,260)	$4,651	$13

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Total realized and unrealized gains (losses) included in net income:
Net investment income	$5	$—	$14	$19
Net investment gains (losses)	4	(73)	12	(63)

Total	$9	$(73)	$26	$(44)

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$6	$(1)	$13	$14
Net investment gains (losses)	—	(5)	(6)	(1)

Total	$6	$(6)	$7	$13

The amount presented for unrealized gains (losses) included in net income for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2017:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$622	Credit spreads	75bps - 417bps	147bps
Energy	Internal models	87	Credit spreads	84bps - 209bps	152bps
Finance and insurance	Internal models	805	Credit spreads	79bps - 379bps	203bps
Consumer—non-cyclical	Internal models	122	Credit spreads	93bps - 268bps	163bps
Technology and communications	Internal models	58	Credit spreads	62bps - 330bps	271bps
Industrial	Internal models	34	Credit spreads	98bps - 221bps	171bps
Capital goods	Internal models	118	Credit spreads	98bps - 268bps	146bps
Consumer-cyclical	Internal models	240	Credit spreads	60bps - 215bps	135bps
Transportation	Internal models	93	Credit spreads	60bps - 265bps	163bps
Other	Internal models	162	Credit spreads	71bps - 138bps	82bps

Total U.S. corporate	Internal models	$2,341	Credit spreads	60bps - 417bps	165bps

Non-U.S. corporate:
Utilities	Internal models	$359	Credit spreads	83bps - 157bps	122bps
Energy	Internal models	146	Credit spreads	98bps - 166bps	126bps
Finance and insurance	Internal models	162	Credit spreads	75bps - 197bps	122bps
Consumer—non-cyclical	Internal models	118	Credit spreads	60bps - 184bps	124bps
Technology and
communications	Internal models	29	Credit spreads	130bps - 233bps	181bps
Industrial	Internal models	103	Credit spreads	110bps - 190bps	140bps
Capital goods	Internal models	107	Credit spreads	93bps - 166bps	120bps
Consumer—cyclical	Internal models	67	Credit spreads	91bps - 141bps	113bps
Transportation	Internal models	172	Credit spreads	79bps - 215bps	122bps
Other	Internal models	28	Credit spreads	102bps - 1,159bps	248bps

Total non-U.S. corporate	Internal models	$1,291	Credit spreads	60bps - 1,159bps	128bps

Derivative assets:
Equity index options	Discounted cash flows	$81	Equity index volatility	6% - 27%	18%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$281	$—	$—	$281
Fixed index annuity embedded derivatives	376	—	—	376
Indexed universal life embedded derivatives	13	—	—	13

Total policyholder account balances	670	—	—	670

Derivative liabilities:
Interest rate swaps	332	—	332	—
Foreign currency swaps	2	—	2	—
Equity return swaps	7	—	7	—
Other foreign currency contracts	26	—	26	—

Total derivative liabilities	367	—	367	—

Borrowings related to securitization entities	12	—	—	12

Total liabilities	$1,049	$—	$367	$682

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$—	$—	$303
Fixed index annuity embedded derivatives	344	—	—	344
Indexed universal life embedded derivatives	11	—	—	11

Total policyholder account balances	658	—	—	658

Derivative liabilities:
Interest rate swaps	349	—	349	—
Foreign currency swaps	5	—	5	—
Credit default swaps related to securitization entities	1	—	1	—
Equity return swaps	1	—	1	—
Other foreign currency contracts	27	—	27	—

Total derivative liabilities	383	—	383	—

Borrowings related to securitization entities	12	—	—	12

Total liabilities	$1,053	$—	$383	$670

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2017	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer Level 3 out of	Ending balance as of June 30, 2017	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$275	$(1)	$—	$—	$—	$7	$—	$—	$—	$281	$(2)
Fixed index annuity embedded derivatives	361	16	—	—	—	—	(1)	—	—	376	16
Indexed universal life embedded derivatives	12	(2)	—	—	—	3	—	—	—	13	(2)

Total policyholder account balances	648	13	—	—	—	10	(1)	—	—	670	12

Borrowings related to securitization entities	13	—	—	—	—	—	(1)	—	—	12	—

Total Level 3 liabilities	$661	$13	$—	$—	$—	$10	$(2)	$—	$—	$682	$12

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of April 1, 2016	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2016	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$443	$43	$—	$—	$—	$8	$—	$—	$—	$494	$44
Fixed index annuity embedded derivatives	345	9	—	—	—	—	(3)	—	—	351	9
Indexed universal life embedded derivatives	12	(2)	—	—	—	3	—	—	—	13	(2)

Total policyholder account balances	800	50	—	—	—	11	(3)	—	—	858	51

Derivative liabilities:
Credit default swaps related to securitization entities	6	(4)	—	—	—	—	1	—	(3)	—	(4)

Total derivative liabilities	6	(4)	—	—	—	—	1	—	(3)	—	(4)

Borrowings related to securitization entities	85	(69)	—	—	—	—	(5)	—	—	11	(4)

Total Level 3 liabilities	$891	$(23)	$—	$—	$—	$11	$(7)	$—	$(3)	$869	$43

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2017	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2017	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$(36)	$—	$—	$—	$14	$—	$—	$—	$281	$(33)
Fixed index annuity embedded derivatives	344	36	—	—	—	—	(4)	—	—	376	36
Indexed universal life embedded derivatives	11	(3)	—	—	—	5	—	—	—	13	(3)

Total policyholder account balances	658	(3)	—	—	—	19	(4)	—	—	670	—

Borrowings related to securitization entities	12	1	—	—	—	—	(1)	—	—	12	1

Total Level 3 liabilities	$670	$(2)	$—	$—	$—	$19	$(5)	$—	$—	$682	$1

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2016	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2016	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$126	$—	$—	$—	$16	$—	$—	$—	$494	$131
Fixed index annuity embedded derivatives	342	6	—	—	—	10	(7)	—	—	351	6
Indexed universal life embedded derivatives	10	(3)	—	—	—	6	—	—	—	13	(3)

Total policyholder account balances	704	129	—	—	—	32	(7)	—	—	858	134

Derivative liabilities:
Credit default swaps related to securitization entities	14	(13)	—	—	—	—	2	—	(3)	—	(13)

Total derivative liabilities	14	(13)	—	—	—	—	2	—	(3)	—	(13)

Borrowings related to
securitization entities	81	(65)	—	—	—	—	(5)	—	—	11	—

Total Level 3 liabilities	$799	$51	$—	$—	$—	$32	$(10)	$—	$(3)	$869	$121

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	13	(23)	(2)	51

Total	$13	$(23)	$(2)	$51

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	12	43	1	121

Total	$12	$43	$1	$121

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

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2017:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Policyholder account balances:
GMWB embedded derivatives (1)	Stochastic cash flow model	$281	Withdrawal utilization rate Lapse rate Non-performance risk (credit spreads) Equity index volatility	40% - 84% — % - 7% 26bps - 83bps 14% - 24%	64% 4% 66bps 20%
Fixed index annuity embedded derivatives	Option budget method	$376	Expected future interest credited	—% - 2%	2%
Indexed universal life embedded derivatives	Option budget method	$13	Expected future interest credited	3% - 8%	5%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Deferred Acquisition Costs

The following table presents the activity impacting deferred acquisition costs (“DAC”) for the dates indicated:

	As of or for the six months ended June 30,
(Amounts in millions)	2017	2016
Unamortized beginning balance	$4,241	$4,569
Impact of foreign currency translation	6	8
Costs deferred	44	91
Amortization, net of interest accretion	(197)	(177)

Unamortized ending balance	4,094	4,491
Accumulated effect of net unrealized investment (gains) losses	(1,716)	(445)

Ending balance	$2,378	$4,046

We regularly review DAC to determine if it is recoverable from future income. In the second quarters of 2017 and 2016, we performed our loss recognition testing and determined that we had a premium deficiency in our fixed immediate annuity products. As of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization. In addition, as a result of our fixed immediate annuity loss recognition testing as of June 30, 2017 and 2016, we increased our future policy benefit reserves and recognized expenses of $22 million and $18 million, respectively. The premium deficiency test results were primarily driven by the low interest rate environments. As of June 30, 2017, we believe all of our other businesses had sufficient future income and therefore the related DAC was recoverable.

In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments allow for the impact of recognizing unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these shadow adjustments may reverse from period to period. As of June 30, 2017, due primarily to the decline in interest rates increasing unrealized investments gains, we reduced the DAC balance of our long-term care insurance business to zero, a cumulative decrease in the accumulated effect of net unrealized investment gains of approximately $1.3 billion out of the total $1.7 billion in the table above, with an offsetting amount recorded in other comprehensive income. There was no impact to net income.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Liability for Policy and Contract Claims

The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the six months ended June 30,
(Amounts in millions)	2017	2016
Beginning balance	$9,256	$8,095
Less reinsurance recoverables	(2,409)	(2,122)

Net beginning balance	6,847	5,973

Incurred related to insured events of:
Current year	1,804	1,608
Prior years	(244)	32

Total incurred	1,560	1,640

Paid related to insured events of:
Current year	(450)	(443)
Prior years	(1,224)	(1,162)

Total paid	(1,674)	(1,605)

Interest on liability for policy and contract claims	147	123
Foreign currency translation	18	10

Net ending balance	6,898	6,141
Add reinsurance recoverables	2,341	2,148

Ending balance	$9,239	$8,289

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

As of the six months ended June 30, 2017, the favorable development of $244 million related to insured events of prior years was primarily attributable to favorable claim terminations in our long-term care insurance business. To a lesser degree, our mortgage insurance businesses also experienced favorable prior year claim development from an improvement in net cures and aging of existing claims, as well as improvement in the estimated claim severity or amount.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2017		2016		2017		2016
Pre-tax income	$401		$351		$733		$501

Statutory U.S. federal income tax rate	$140	35.0%	$122	35.0%	$257	35.0%	$175	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	1	0.2	—	—	(2)	(0.3)	1	0.2
Tax favored investments	(3)	(0.7)	(2)	(0.5)	(2)	(0.3)	(3)	(0.6)
Effect of foreign operations	(8)	(2.0)	(11)	(3.2)	(8)	(1.0)	(17)	(3.4)
Reversal of valuation allowance	—	—	—	—	—	—	(25)	(5.0)
Stock-based compensation	—	—	—	—	1	0.2	3	0.6
Loss on sale of business	—	—	1	0.2	—	—	(1)	(0.2)
Other, net	—	—	—	(0.2)	—	—	—	(0.1)

Effective rate	$130	32.5%	$110	31.3%	$246	33.6%	$133	26.5%

For the three months ended June 30, 2017, the effective tax rate increased primarily attributable to a decrease in tax benefits from lower taxed foreign income. The increase was partially offset by an increase in tax favored investment benefits and tax impacts related to the sale of our mortgage insurance business in Europe in the prior year that did not recur.

The effective tax rate for the six months ended June 30, 2017 increased primarily related to the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe during the prior year, a decrease in tax benefits from lower taxed foreign income, and prior year true-ups recorded in the current year. These increases were partially offset by a decrease to tax expense related to stock based compensation in the current year.

(10) Segment Information

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the first quarter of 2016, we recorded a pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of our mortgage insurance business in Europe; we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 notes; we also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million; we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations; and we recorded a pre-tax expense of $15 million related to restructuring costs as part of an expense reduction plan as the company evaluates and appropriately sizes its organizational needs and expenses.

In the second quarter of 2016, we completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $2 million; we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million; we settled restricted borrowings related to a securitization entity and recorded a $64 million pre-tax gain related to the early extinguishment of debt; and we recorded a pre-tax expense of $5 million related to restructuring costs as part of an expense reduction plan as the company evaluates and appropriately sizes its organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented other than the following item. We incurred fees during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Revenues:
U.S. Mortgage Insurance segment	$189	$176	$376	$351

Canada Mortgage Insurance segment	204	147	373	307

Australia Mortgage Insurance segment	97	113	219	218

U.S. Life Insurance segment:
Long-term care insurance	1,036	1,119	2,030	2,071
Life insurance	411	412	828	535
Fixed annuities	210	189	415	395

U.S. Life Insurance segment	1,657	1,720	3,273	3,001

Runoff segment	89	65	176	134

Corporate and Other activities	(13)	15	(23)	10

Total revenues	$2,223	$2,236	$4,394	$4,021

The increase in total revenues for the six months ended June 30, 2017 was primarily attributable to our U.S. Life Insurance segment driven mostly by a life block transaction in our life insurance business in the first quarter of 2016, under which we initially ceded $326 million of certain term life insurance premiums.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a summary of adjusted operating income available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Net income available to Genworth Financial, Inc.’s common stockholders	$202	$172	$357	$225
Add: net income attributable to noncontrolling interests	69	48	130	103

Net income	271	220	487	328
Loss from discontinued operations, net of taxes	—	(21)	—	(40)

Income from continuing operations	271	241	487	368
Less: income from continuing operations attributable to noncontrolling interests	69	48	130	103

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	202	193	357	265
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(79)	(39)	(99)	(20)
Gains from sale of businesses	—	(10)	—	(3)
Gains on early extinguishment of debt, net	—	(64)	—	(48)
Losses from life block transactions	—	—	—	9
Expenses related to restructuring	—	5	1	20
Fees associated with bond consent solicitation	—	—	—	18
Taxes on adjustments	28	38	35	(15)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$151	$123	$294	$226

(1)	For the three months ended June 30, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of zero and $(6) million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $22 million and $(3) million, respectively. For the six months ended June 30, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of zero and $(15) million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $36 million and $6 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$91	$61	$164	$122

Canada Mortgage Insurance segment	41	38	77	71

Australia Mortgage Insurance segment	12	15	25	34

U.S. Life Insurance segment:
Long-term care insurance	33	37	47	71
Life insurance	(1)	31	15	62
Fixed annuities	7	(13)	30	13

U.S. Life Insurance segment	39	55	92	146

Runoff segment	11	6	25	10
Corporate and Other activities	(43)	(52)	(89)	(157)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$151	$123	$294	$226

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2017	December 31, 2016
Assets:
U.S. Mortgage Insurance segment	$2,877	$2,674
Canada Mortgage Insurance segment	5,141	4,884
Australia Mortgage Insurance segment	2,822	2,619
U.S. Life Insurance segment	82,019	81,933
Runoff segment	11,075	11,352
Corporate and Other activities	1,082	1,196

Total assets	$105,016	$104,658

(11) Commitments and Contingencies

(a) Litigation and Regulatory Matters

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, post-closing obligations associated with previous dispositions and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

In April 2014, Genworth Financial, Inc., its former chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al., in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. The United States District Court for the Southern District of New York appointed City of Hialeah Employees’ Retirement System and New Bedford Contributory Retirement System as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On October 3, 2014, the lead plaintiffs filed an amended complaint. On December 2, 2014, we filed a motion to dismiss plaintiffs’ amended complaint. On March 25, 2015, the United States District Court for the Southern District of New York denied the motion but entered an order dismissing the amended complaint with leave to replead. On April 17, 2015, plaintiffs filed a second amended complaint. We filed a motion to dismiss the second amended complaint and on June 16, 2015, the court denied the motion to dismiss. On January 22, 2016, we filed a motion for reconsideration of the court’s June 16, 2015 order denying our motion to dismiss which the court denied on March 3, 2016. On January 29, 2016, plaintiffs filed a motion for class certification which we opposed. On March 7, 2016, the court granted plaintiffs’ motion for class certification. We have exhausted all coverage under our 2014 executive and organizational liability insurance program applicable to this case; therefore, there is no insurance coverage for Genworth with respect to any settlement or judgment amount related to this litigation. The parties engaged in settlement discussions. On March 21, 2017 in connection with those discussions, we reached an agreement in principle to settle the action, subject to the execution of a stipulation and agreement of settlement that provides a full release of all defendants in connection with the allegations made in the lawsuit, and for a settlement payment to the class of $20 million, inclusive of all plaintiffs’ attorneys fees and expenses and settlement costs, and subject further to the approval of the court. Subsequently, the parties executed a stipulation and agreement of settlement. We believe that the plaintiffs’ claims are without merit, but we are settling the lawsuit to avoid the burden, risk and expense of further litigation. On June 21, 2017, plaintiffs filed the stipulation and agreement of settlement and motion for preliminary approval with the court. On July 28, 2017, the court held a preliminary approval hearing, preliminarily approved the settlement, and set November 15, 2017 for a final approval hearing.

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

In December 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, two former chief financial officers, and two of its insurance subsidiaries were named as defendants in a putative class action lawsuit captioned Leifer, et al v. Genworth Financial, Inc., et al, in the United States District Court for the Eastern District of Virginia, Richmond Division. Plaintiffs allege that the defendants’ financial disclosures and alleged misrepresentations concerning Genworth’s long-term care insurance reserves caused harm to current and former long-term care insurance policyholders and seek unspecified damages, declaratory and injunctive relief, attorneys’ fees, costs and pre-judgment and post-judgment interest. We filed a motion to dismiss on March 27, 2017. Plaintiffs filed an amended complaint on April 10, 2017. We filed a motion to dismiss on May 22, 2017. On June 20, 2017, plaintiffs filed a notice of voluntary dismissal without prejudice. On June 26, 2017, the court so ordered the notice of withdrawal of first amended complaint and of voluntary dismissal without prejudice against all defendants.

In January 2017, two putative stockholder class action lawsuits, captioned Rice v. Genworth Financial Incorporated, et al, and James v. Genworth Financial, Inc. et al, were filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. A third putative stockholder class action lawsuit captioned Rosenfeld Family Trust v. Genworth Financial, Inc. et al, was filed in

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the United States District Court for the District of Delaware against Genworth and its board of directors. In February 2017, a fourth putative class action lawsuit captioned Chopp v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors and a fifth putative class action lawsuit captioned Ratliff v. Genworth Financial, Inc. et al, was filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. The complaints in all five actions allege, among other things, that the preliminary proxy statement filed by Genworth with the SEC on December 21, 2016 contains false and/or materially misleading statements and/or omits material information. The complaints assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and seek equitable relief, including declaratory and injunctive relief, and an award of attorneys’ fees and expenses. On February 2, 2017, the plaintiff in Rice filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 10, 2017, defendants filed an opposition to the preliminary injunction motion in the Rice action. Also on February 10, 2017, the plaintiff in Rosenfeld Family Trust filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 14, 2017, defendants filed a motion to transfer the Rosenfeld Family Trust action to the Eastern District of Virginia. On February 15, 2017, defendants filed a motion to transfer the Chopp action to the Eastern District of Virginia. On February 21, 2017, the parties to the Eastern District of Virginia actions (Rice, James and Ratliff) reached an agreement in principle to resolve the pending preliminary injunction motion in the Eastern District of Virginia through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction. On February 22, 2017, the plaintiffs in the Eastern District of Virginia withdrew their preliminary injunction motion in consideration of the agreed disclosures to be filed in a Form 8-K by February 24, 2017. Also on February 22, 2017, the court in the District of Delaware suspended briefing on the motion for preliminary injunction in the Rosenfeld Family Trust action and entered an order transferring the Rosenfeld Family Trust and Chopp actions to the Eastern District of Virginia. On February 23, 2017, the court in the Eastern District of Virginia set the Rosenfeld Family Trust preliminary injunction motion for a hearing on March 1, 2017. On February 26, 2017, defendants filed an opposition to the preliminary injunction motion in the Rosenfeld Family Trust action. On February 27, 2017, the parties in the Rosenfeld Family Trust action reached an agreement in principle to resolve the pending preliminary injunction motion in the Rosenfeld Family Trust action through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction, and the plaintiff in the Rosenfeld Family Trust action withdrew its preliminary injunction motion in consideration of the agreed disclosures as filed in a Form 8-K on February 28, 2017. On March 6, 2017, the court in the Eastern District of Virginia entered an order setting a schedule for proceedings to appoint a lead plaintiff and lead counsel for the purported class action. On March 7, 2017, the court in the Eastern District of Virginia consolidated the Rice, James, Ratliff, Rosenfeld Family Trust, and Chopp actions. On July 5, 2017, the court in the Eastern District of Virginia heard oral argument on the motion to appoint a lead plaintiff and lead counsel.

In April 2017, one of our insurance subsidiaries, Genworth Life and Annuity Insurance Company (“GLAIC”) was named as a defendant in a putative class action lawsuit captioned Avazian, et al v. Genworth Life and Annuity Insurance Company, et al, in the United States District Court for the Central District of California. Plaintiff alleges breach of contract and breach of the covenant of good faith and fair dealing based upon GLAIC’s termination of plaintiff’s life insurance policy for nonpayment of premium. Plaintiff alleges that the termination for nonpayment of premium failed to comply with certain notice requirements of the California Insurance Code and seeks certification as a California class action on behalf of all insureds and beneficiaries of life insurance policies issued or delivered by GLAIC in California before January 1, 2013 who lost either their coverage or their ability to make a claim because of the termination of their policies by GLAIC for nonpayment of premium, and further seeks unspecified damages, pre-judgment and post-judgment interest, punitive damages, fees, costs and such other relief as the court deems just and proper. On June 23, 2017, we filed a motion to

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

dismiss the complaint. On July 10, 2017, the plaintiff filed a notice of voluntary dismissal without prejudice. On July 12, 2017, the court ordered that this action and all claims therein, are dismissed in their entirety without prejudice. In August 2017, plaintiff re-filed a similar putative class action lawsuit, along with another plaintiff, Michael Torres, captioned Avazian, et al v. Genworth Life and Annuity Insurance Company, et al, in the Superior Court for the State of California, County of Los Angeles, naming GLAIC as a defendant. Plaintiffs allege similar causes of action as the previously dismissed lawsuit, and have added a claim for alleged violation of California Business and Professions Code section 17200. We intend to vigorously defend the action.

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

(b) Commitments

As of June 30, 2017, we were committed to fund $268 million in limited partnership investments, $23 million in U.S. commercial mortgage loan investments and $36 million in private placement investments.

(12) Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income, net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2017	$1,243	$2,036	$(183)	$3,096
OCI before reclassifications	(32)	48	61	77
Amounts reclassified from (to) OCI	(40)	(20)	—	(60)

Current period OCI	(72)	28	61	17

Balances as of June 30, 2017 before noncontrolling interests	1,171	2,064	(122)	3,113

Less: change in OCI attributable to noncontrolling interests	(9)	—	27	18

Balances as of June 30, 2017	$1,180	$2,064	$(149)	$3,095

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2016	$2,057	$2,302	$(174)	$4,185
OCI before reclassifications	815	160	8	983
Amounts reclassified from (to) OCI	(65)	(23)	—	(88)

Current period OCI	750	137	8	895

Balances as of June 30, 2016 before noncontrolling interests	2,807	2,439	(166)	5,080

Less: change in OCI attributable to noncontrolling interests	18	—	(26)	(8)

Balances as of June 30, 2016	$2,789	$2,439	$(140)	$5,088

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2017	$1,262	$2,085	$(253)	$3,094
OCI before reclassifications	(25)	19	180	174
Amounts reclassified from (to) OCI	(58)	(40)	—	(98)

Current period OCI	(83)	(21)	180	76

Balances as of June 30, 2017 before noncontrolling interests	1,179	2,064	(73)	3,170

Less: change in OCI attributable to noncontrolling interests	(1)	—	76	75

Balances as of June 30, 2017	$1,180	$2,064	$(149)	$3,095

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2016	$1,254	$2,045	$(289)	$3,010
OCI before reclassifications	1,606	435	224	2,265
Amounts reclassified from (to) OCI	(53)	(41)	—	(94)

Current period OCI	1,553	394	224	2,171

Balances as of June 30, 2016 before noncontrolling interests	2,807	2,439	(65)	5,181

Less: change in OCI attributable to noncontrolling interests	18	—	75	93

Balances as of June 30, 2016	$2,789	$2,439	$(140)	$5,088

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $(5) million and $(6) million, respectively, net of taxes of $1 million and $2 million, respectively, related to a net unrecognized postretirement benefit obligation as of June 30, 2017 and 2016. Amount also included taxes of $23 million and $54 million, respectively, related to foreign currency translation adjustments as of June 30, 2017 and 2016.

The following table shows reclassifications in (out) of accumulated other comprehensive income, net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(61)	$(100)	$(89)	$(82)	Net investment (gains) losses
Provision for income taxes	21	35	31	29	Provision for income taxes

Total	$(40)	$(65)	$(58)	$(53)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(31)	$(28)	$(61)	$(53)	Net investment income
Interest rate swaps hedging assets	(1)	—	(2)	(1)	Net investment (gains) losses
Inflation indexed swaps	—	—	—	(2)	Net investment income
Inflation indexed swaps	—	(7)	—	(7)	Net investment (gains) losses
Provision for income taxes	12	12	23	22	Provision for income taxes

Total	$(20)	$(23)	$(40)	$(41)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of June 30, 2017 and December 31, 2016, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and six months ended June 30, 2017 and 2016 and the condensed consolidating cash flows statement information for the six months ended June 30, 2017 and 2016.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of June 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$62,144	$(200)	$61,944
Equity securities available-for-sale, at fair value	—	—	855	—	855
Commercial mortgage loans	—	—	6,237	—	6,237
Restricted commercial mortgage loans related to securitization entities	—	—	118	—	118
Policy loans	—	—	1,824	—	1,824
Other invested assets	—	99	2,080	(2)	2,177
Restricted other invested assets related to securitization entities, at fair value	—	—	81	—	81
Investments in subsidiaries	13,128	12,503	—	(25,631)	—

Total investments	13,128	12,602	73,339	(25,833)	73,236
Cash and cash equivalents	—	758	2,095	—	2,853
Accrued investment income	—	—	603	(4)	599
Deferred acquisition costs	—	—	2,378	—	2,378
Intangible assets and goodwill	—	—	334	—	334
Reinsurance recoverable	—	—	17,609	—	17,609
Other assets	11	137	568	(1)	715
Intercompany notes receivable	—	135	20	(155)	—
Deferred tax assets	—	—	23	—	23
Separate account assets	—	—	7,269	—	7,269

Total assets	$13,139	$13,632	$104,238	$(25,993)	$105,016

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$37,772	$—	$37,772
Policyholder account balances	—	—	24,971	—	24,971
Liability for policy and contract claims	—	—	9,239	—	9,239
Unearned premiums	—	—	3,400	—	3,400
Other liabilities	28	201	2,408	(8)	2,629
Intercompany notes payable	124	220	11	(355)	—
Borrowings related to securitization entities	—	—	63	—	63
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,720	485	—	4,205
Deferred tax liability	(31)	(831)	1,024	—	162
Separate account liabilities	—	—	7,269	—	7,269

Total liabilities	121	3,310	86,952	(363)	90,020

Equity:
Common stock	1	—	2	(2)	1
Additional paid-in capital	11,969	9,097	18,382	(27,479)	11,969
Accumulated other comprehensive income (loss)	3,095	3,111	3,118	(6,229)	3,095
Retained earnings	653	(1,886)	(6,494)	8,380	653
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,018	10,322	15,008	(25,330)	13,018
Noncontrolling interests	—	—	2,278	(300)	1,978

Total equity	13,018	10,322	17,286	(25,630)	14,996

Total liabilities and equity	$13,139	$13,632	$104,238	$(25,993)	$105,016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,111	$—	$1,111
Net investment income	(1)	2	803	(3)	801
Net investment gains (losses)	—	(5)	106	—	101
Policy fees and other income	—	(1)	211	—	210

Total revenues	(1)	(4)	2,231	(3)	2,223

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,206	—	1,206
Interest credited	—	—	163	—	163
Acquisition and operating expenses, net of deferrals	15	—	225	—	240
Amortization of deferred acquisition costs and intangibles	—	—	139	—	139
Interest expense	—	66	11	(3)	74

Total benefits and expenses	15	66	1,744	(3)	1,822

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(16)	(70)	487	—	401
Provision (benefit) for income taxes	(7)	(24)	161	—	130
Equity in income of subsidiaries	211	145	—	(356)	—

Income from continuing operations	202	99	326	(356)	271
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net income	202	99	326	(356)	271
Less: net income attributable to noncontrolling interests	—	—	69	—	69

Net income available to Genworth Financial, Inc.’s common stockholders	$202	$99	$257	$(356)	$202

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,247	$—	$2,247
Net investment income	(2)	3	1,597	(7)	1,591
Net investment gains (losses)	—	(8)	143	—	135
Policy fees and other income	—	(1)	422	—	421

Total revenues	(2)	(6)	4,409	(7)	4,394

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,452	—	2,452
Interest credited	—	—	330	—	330
Acquisition and operating expenses, net of deferrals	28	—	482	—	510
Amortization of deferred acquisition costs and intangibles	—	—	233	—	233
Interest expense	—	121	22	(7)	136

Total benefits and expenses	28	121	3,519	(7)	3,661

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(30)	(127)	890	—	733
Provision (benefit) for income taxes	(4)	(44)	294	—	246
Equity in income of subsidiaries	383	268	—	(651)	—

Income from continuing operations	357	185	596	(651)	487
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net income	357	185	596	(651)	487
Less: net income attributable to noncontrolling interests	—	—	130	—	130

Net income available to Genworth Financial, Inc.’s common stockholders	$357	$185	$466	$(651)	$357

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$202	$99	$326	$(356)	$271
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(63)	(70)	(71)	132	(72)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	—	—	—
Derivatives qualifying as hedges	28	28	32	(60)	28
Foreign currency translation and other adjustments	34	29	61	(63)	61

Total other comprehensive income (loss)	(1)	(13)	22	9	17

Total comprehensive income	201	86	348	(347)	288
Less: comprehensive income attributable to noncontrolling interests	—	—	87	—	87

Total comprehensive income available to
Genworth Financial, Inc.’s common stockholders	$201	$86	$261	$(347)	$201

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$172	$113	$302	$(367)	$220
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	727	703	743	(1,428)	745
Net unrealized gains (losses) on other-than-temporarily impaired securities	5	6	6	(12)	5
Derivatives qualifying as hedges	137	137	149	(286)	137
Foreign currency translation and other adjustments	34	(18)	7	(15)	8

Total other comprehensive income (loss)	903	828	905	(1,741)	895

Total comprehensive income	1,075	941	1,207	(2,108)	1,115
Less: comprehensive income attributable to noncontrolling interests	—	—	40	—	40

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,075	$941	$1,167	$(2,108)	$1,075

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$357	$185	$596	$(651)	$487
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(83)	(101)	(84)	184	(84)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	(21)	(21)	(20)	41	(21)
Foreign currency translation and other adjustments	104	97	180	(201)	180

Total other comprehensive income (loss)	1	(24)	77	22	76

Total comprehensive income	358	161	673	(629)	563
Less: comprehensive income attributable to noncontrolling interests	—	—	205	—	205

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$358	$161	$468	$(629)	$358

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$225	$136	$559	$(592)	$328
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,534	1,492	1,552	(3,026)	1,552
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	2	(3)	1
Derivatives qualifying as hedges	394	393	424	(817)	394
Foreign currency translation and other adjustments	149	68	224	(217)	224

Total other comprehensive income (loss)	2,078	1,954	2,202	(4,063)	2,171

Total comprehensive income	2,303	2,090	2,761	(4,655)	2,499
Less: comprehensive income attributable to noncontrolling interests	—	—	196	—	196

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$2,303	$2,090	$2,565	$(4,655)	$2,303

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flows statement information for the six months ended June 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$357	$185	$596	$(651)	$487
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(383)	(268)	—	651	—
Dividends from subsidiaries	—	64	(64)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	3	(79)	—	(76)
Net investment (gains) losses	—	8	(143)	—	(135)
Charges assessed to policyholders	—	—	(365)	—	(365)
Acquisition costs deferred	—	—	(44)	—	(44)
Amortization of deferred acquisition costs and intangibles	—	—	233	—	233
Deferred income taxes	6	(14)	174	—	166
Trading securities, held-for-sale investments and derivative instruments	—	1	430	—	431
Stock-based compensation expense	14	—	4	—	18
Change in certain assets and liabilities:
Accrued investment income and other assets	(6)	(30)	12	1	(23)
Insurance reserves	—	—	806	—	806
Current tax liabilities	(4)	(88)	60	—	(32)
Other liabilities, policy and contract claims and other policy-related balances	(9)	64	(210)	(3)	(158)

Net cash from operating activities	(25)	(75)	1,410	(2)	1,308

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,358	—	2,358
Commercial mortgage loans	—	—	307	—	307
Restricted commercial mortgage loans related to securitization entities	—	—	11	—	11
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,587	—	2,587
Purchases and originations of investments:
Fixed maturity and equity securities	—	(46)	(4,687)	—	(4,733)
Commercial mortgage loans	—	—	(431)	—	(431)
Other invested assets, net	—	—	(640)	2	(638)
Policy loans, net	—	—	21	—	21
Intercompany notes receivable	—	(51)	47	4	—
Capital contributions to subsidiaries	(7)	—	7	—	—
Payments for business purchased, net of cash acquired	(7)	—	2	—	(5)

Net cash used by investing activities	(14)	(97)	(418)	6	(523)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	429	—	429
Withdrawals from universal life and investment contracts	—	—	(1,091)	—	(1,091)
Repayment of borrowings related to securitization entities	—	—	(12)	—	(12)
Dividends paid to noncontrolling interests	—	—	(52)	—	(52)
Proceeds from intercompany notes payable	40	(47)	11	(4)	—
Other, net	(1)	(21)	(7)	—	(29)

Net cash used by financing activities	39	(68)	(722)	(4)	(755)

Effect of exchange rate changes on cash and cash equivalents	—	—	39	—	39

Net change in cash and cash equivalents	—	(240)	309	—	69
Cash and cash equivalents at beginning of period	—	998	1,786	—	2,784

Cash and cash equivalents at end of period	$—	$758	$2,095	$—	$2,853

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flows statement information for the six months ended June 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$225	$136	$559	$(592)	$328
Less loss from discontinued operations, net of taxes	2	18	20	—	40
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(307)	(285)	—	592	—
Dividends from subsidiaries	—	178	(178)	—	—
(Gain) loss on sale of businesses	—	1	(27)	—	(26)
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	2	(69)	—	(67)
Net investment (gains) losses	—	13	(24)	—	(11)
Charges assessed to policyholders	—	—	(384)	—	(384)
Acquisition costs deferred	—	—	(91)	—	(91)
Amortization of deferred acquisition costs and intangibles	—	—	211	—	211
Deferred income taxes	(9)	116	(103)	—	4
Trading securities, held-for-sale investments and derivative instruments	—	6	737	—	743
Stock-based compensation expense	12	—	4	—	16
Change in certain assets and liabilities:
Accrued investment income and other assets	3	(139)	(49)	(1)	(186)
Insurance reserves	—	—	332	—	332
Current tax liabilities	—	(147)	203	—	56
Other liabilities, policy and contract claims and other policy-related balances	(2)	115	(7)	(5)	101

Net cash from operating activities	(76)	14	1,134	(6)	1,066

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	1,530	—	1,680
Commercial mortgage loans	—	—	364	—	364
Restricted commercial mortgage loans related to securitization entities	—	—	20	—	20
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,772	—	2,772
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(5,685)	—	(5,685)
Commercial mortgage loans	—	—	(317)	—	(317)
Other invested assets, net	—	—	(73)	6	(67)
Policy loans, net	—	—	(90)	—	(90)
Intercompany notes receivable	—	(84)	21	63	—
Proceeds from sale of businesses, net of cash transferred	—	1	38	—	39

Net cash used by investing activities	—	67	(1,420)	69	(1,284)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	810	—	810
Withdrawals from universal life and investment contracts	—	—	(1,021)	—	(1,021)
Redemption of non-recourse funding obligations	—	—	(1,620)	—	(1,620)
Repayment and repurchase of long-term debt	—	(326)	(36)	—	(362)
Repayment of borrowings related to securitization entities	—	—	(30)	—	(30)
Return of capital to noncontrolling interests	—	—	(70)	—	(70)
Dividends paid to noncontrolling interests	—	—	(64)	—	(64)
Proceeds from intercompany notes payable	76	(21)	8	(63)	—
Other, net	—	(24)	33	—	9

Net cash used by financing activities	76	(371)	(1,990)	(63)	(2,348)

Effect of exchange rate changes on cash and cash equivalents	—	—	30	—	30

Net change in cash and cash equivalents	—	(290)	(2,246)	—	(2,536)
Cash and cash equivalents at beginning of period	—	1,124	4,869	—	5,993

Cash and cash equivalents at end of period	$—	$834	$2,623	$—	$3,457

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2016, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $220 million to us in 2017 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $220 million is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2017 at this level as they need to retain capital for growth and to meet capital requirements and desired thresholds. As of June 30, 2017, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $12.9 billion and $12.3 billion, respectively.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the China Oceanwide transaction. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•	risks related to the proposed transaction with China Oceanwide Holdings Group Co., Ltd. (“China Oceanwide”) including: our inability to complete the transaction in a timely manner or at all; the parties inability to obtain regulatory approvals, or the possibility that the parties may delay the transaction or that materially burdensome or adverse regulatory conditions may be imposed in connection with any such regulatory approvals; existing and potential legal proceedings may be instituted against us in connection with the announcement of the transaction that may delay the transaction, make it more costly or ultimately preclude it; the risk that the proposed transaction disrupts Genworth’s current plans and operations as a result of the announcement and consummation of the transaction; certain restrictions during the pendency of the transaction that may impact Genworth’s ability to pursue certain business opportunities or strategic transactions; continued availability of capital and financing to Genworth before, or in the absence of, the consummation of the transaction; further rating agency actions and downgrades in Genworth’s debt or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the transaction; the amount of the costs, fees, expenses and other charges related to the transaction; the risks related to diverting management’s attention from our ongoing business operations; the merger agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee; our ability to enter into a definitive agreement to extend the termination date under the merger agreement beyond August 31, 2017; our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business;

•	strategic risks in the event the proposed transaction with China Oceanwide is not consummated including: our inability to successfully execute alternative strategic plans to effectively address our current business challenges (including with respect to the restructuring of our U.S. life insurance businesses, debt obligations, cost savings, ratings and capital); our ability to continue to sell long-term care insurance policies, our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner and on anticipated terms; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents for such alternative strategic plans, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to achieve anticipated cost-savings in a timely manner; or adverse tax or accounting charges; and inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required;

•	risks relating to estimates, assumptions and valuations including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); and changes in valuation of fixed maturity, equity and trading securities;

•	risks relating to economic, market and political conditions including: downturns and volatility in global economies and equity and credit markets; interest rates and changes in rates (particularly given the historically low interest rate environment) have adversely impacted, and may continue to materially adversely impact, our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•	regulatory and legal risks including: extensive regulation of our businesses and changes in applicable laws and regulations; litigation and regulatory investigations or other actions; dependence on dividends and other distributions from our subsidiaries (particularly our international subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries and insurance, regulatory or corporate law restrictions; adverse change in regulatory requirements, including risk-based capital; changes in regulations adversely affecting our international operations; inability to maintain the private mortgage insurer eligibility requirements (“PMIERs”); inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements and hazardous financial condition standards; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our mortgage insurance businesses; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act; and changes in accounting and reporting standards;

•	liquidity, financial strength ratings, credit and counterparty risks including: insufficient internal sources to meet liquidity needs and limited or no access to capital (including the ability to obtain financing under a credit facility); future adverse rating agency actions, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade, all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; and defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance;

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

China Oceanwide Transaction

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“the Parent”), a limited liability company incorporated in the People’s Republic of China, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Parent. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of the Parent. The Parent is a newly formed subsidiary of China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. The agreement concluded our previously announced strategic review process, which we had undertaken over the previous two years. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement. The transaction remains subject to closing conditions, including the receipt of required regulatory approvals in the U.S., China, and other international jurisdictions. Both parties are engaging with the relevant regulators regarding the applications and the pending transaction. On July 13, 2017, Genworth Financial and China Oceanwide withdrew and re-filed for a second time our joint voluntary notice to the Committee on Foreign Investment in the United States (“CFIUS”) to provide CFIUS more time to review and discuss the proposed transaction. Although Genworth Financial and China Oceanwide continue to be actively engaged with CFIUS regarding the pending applications, there can be no assurances that CFIUS will ultimately agree to clear the transaction.

On August 1, 2017, Genworth Financial and China Oceanwide announced that the parties had reached an agreement in principle to extend the August 31, 2017 termination date under the Merger Agreement to November 30, 2017, with the associated documentation expected to be finalized in the near term. However, the parties have not yet finalized the terms of the extension, or executed definitive documentation extending the termination date beyond August 31, 2017. In the event Genworth Financial and China Oceanwide do not enter into definitive documentation to extend the termination date, each party has the right to terminate the Merger Agreement after August 31, 2017.

We now expect the timing of the regulatory reviews will delay the completion of the transaction to later than the originally targeted time frame of the middle of 2017, and now target completion of the transaction during the fourth quarter of 2017, subject to receipt of the required regulatory approvals and either extension of the termination date under the Merger Agreement, or either party not exercising its right to terminate the Merger Agreement after August 31, 2017. There can be no assurance that the transaction will be completed prior to any extended termination date or at all.

As part of the transaction, China Oceanwide has additionally committed in the Merger Agreement to contribute $600 million of cash to us to address our debt maturing in 2018, on or before its maturity, as well as $525 million of cash to our U.S. life insurance businesses. This contribution is in addition to $175 million of cash previously committed by Genworth Holdings to our U.S. life insurance businesses to pursue their restructuring as described below. These contributions, in addition to addressing the 2018 debt maturity, are intended to increase the likelihood of obtaining regulatory approvals for the China Oceanwide transaction as well as help achieve our strategic objectives of improving Genworth’s overall financial strength and flexibility and supporting the restructuring of our U.S. life insurance businesses, as described further below.

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

Restructuring of U.S. Life Insurance Businesses

In February 2016, we announced that one of our strategic objectives was to separate, then isolate, through a series of internal transactions, our long-term care insurance business from our other U.S. life insurance businesses. We continued to pursue this plan in connection with the China Oceanwide transaction, with some differences from our previously announced restructuring plan. Our goal under the plan has been to align substantially all of our in-force life insurance and annuity business under Genworth Life and Annuity Insurance Company (“GLAIC”), our Virginia domiciled life insurance company, and substantially all long-term care insurance business under Genworth Life Insurance Company (“GLIC”), our Delaware domiciled life insurance company. As part of this strategic objective, effective April 1, 2017, GLAIC assumed risk on a coinsurance basis for certain blocks of term life insurance, universal life insurance and single premium whole life insurance from GLIC. Effective July 1, 2017, GLIC recaptured certain single premium deferred annuity products previously ceded to GLAIC. In addition, effective July 1, 2017, GLAIC assumed risk on a modified coinsurance basis for certain blocks of fixed annuities, including those single premium deferred annuity products recaptured by GLIC, and certain corporate-owned life insurance policies from GLIC. As a result, there is expected to be an adverse impact on GLIC’s risk-based capital ratio of between 15 and 20 points in the third quarter of 2017. However, the April 1, 2017 transactions had no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as the financial impact of the intercompany reinsurance was eliminated in consolidation. We expect the July 1, 2017 transactions will have no impact on U.S. GAAP results similar to the April 1, 2017 transactions. These transactions complete our goal to align substantially all of our in-force life insurance and annuity business under GLAIC and substantially all long-term care insurance business under GLIC. All of these transactions were also required under the Merger Agreement with China Oceanwide. The reinsurance treaties effective July 1, 2017 include provisions that require us to unwind or void these treaties in the event the merger transaction with China Oceanwide is terminated.

In addition, based on China Oceanwide’s $525 million capital commitment under the Merger Agreement, together with the $175 million of cash previously committed by Genworth Holdings, a holding company will pursue the purchase of GLAIC from GLIC at fair market value. Together with the internal reinsurance transactions completed in April 2017 and July 2017, finalization of the GLAIC sale, if completed, would isolate our long-term care insurance business from our other U.S. life insurance businesses and achieve this strategic objective, and regulatory approval to do so is a condition to the closing of the China Oceanwide transaction. China Oceanwide has no future obligation and has expressed no intention to contribute additional capital to support our legacy long-term care insurance business.

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

Strategic Alternatives

If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. Prior to the announcement of the China Oceanwide transaction, we previously disclosed that after discussions with regulators, we believed as a first step, we might only be able to distribute a portion of GLAIC from GLIC. As a result of the recent performance of our long-term care and life insurance businesses and the charges we recorded in the third and fourth quarters of 2016, absent the China Oceanwide transaction and any alternative commitment of external capital, we believe there would be considerable pressure on the feasibility and timing of achieving a partial unstacking of GLAIC in the foreseeable future, if at all; increased pressure on and potential downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share of the U.S. mortgage insurance industry; limitation on our ability to continue to write new long-term care insurance policies; other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt. In the absence of an alternative third-party transaction, which we can neither predict nor guarantee, we believe we would be required to pursue asset sales to address these challenges, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $202 million and $172 million during the three months ended June 30, 2017 and 2016, respectively.

•	Benefits and other changes in policy reserves decreased across our mortgage insurance businesses, particularly in our U.S. Mortgage Insurance and Canada Mortgage Insurance segments, which decreased pre-tax by $35 million and $21 million, respectively, compared to the three months ended June 30, 2016. These decreases were largely attributable to the favorable developments in our loss ratios discussed below.

•	The loss ratios in our U.S. Mortgage Insurance and Canada Mortgage Insurance segments were 2% and 4%, respectively, for the second quarter of 2017. The loss ratio in our U.S. Mortgage Insurance segment was driven mostly by improvements in the net benefit from cures and aging of existing delinquencies, a $15 million pre-tax favorable reserve adjustment and an increase in earned premiums in the current year. A continued decline in new flow delinquencies, net of cures, and favorable economic conditions along with an improvement in oil-producing regions benefited the loss ratio in our Canada Mortgage Insurance segment. Our Australia Mortgage Insurance segment had a loss ratio of 34% in the second quarter of 2017, a decrease of 2% compared to the second quarter of 2016, mostly related to $6 million of pre-tax favorable non-reinsurance recoveries on paid claims and from lower delinquencies, net of cures, partially offset by unfavorable aging of existing delinquencies primarily in commodity-dependent regions.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $357 million and $225 million during the six months ended June 30, 2017 and 2016, respectively.

•	On March 1, 2017, the Pennsylvania Commonwealth Court approved petitions to liquidate Penn Treaty Network America Insurance Company and American Network Insurance Company (“Penn Treaty”) due to financial difficulties that could not be resolved through rehabilitation. As a result of the plan of Penn Treaty liquidation, our long-term care insurance business recorded net guaranty fund assessments of $14 million in the first quarter of 2017.

•	Our long-term care insurance results were favorably impacted by seasonally higher claim terminations during the first half of 2017.

•	During the six months ended June 30, 2016, we recorded a $45 million expense related to the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $6 million of legal fees and expenses related to this litigation. We also recorded $3 million of additional legal fees in the prior year related to other pending litigation.

•	During the six months ended June 30, 2016, we recorded $13 million related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses. In addition, we recorded a loss of $6 million from the write-off of deferred borrowing costs in connection with the early extinguishment of non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016.

Significant Developments

The periods under review include, among others, the following significant developments.

Dispositions

•	Completed sale of a life insurance block. In January 2016, GLAIC, our indirect wholly-owned subsidiary, entered into a reinsurance agreement to coinsure certain term life insurance business with Protective Life Insurance Company as part of a life block transaction. This transaction generated capital in excess of $150 million in aggregate to Genworth, including tax benefits of approximately $175 million to the holding company that were settled in July 2016, which is committed to be used in executing the restructuring plan for our U.S. life insurance businesses.

•	Completed sale of our mortgage insurance business in Europe. On May 9, 2016, we completed the sale of our European mortgage insurance business to AmTrust Financial Services, Inc. for $55 million and received net proceeds of approximately $50 million. During the three and six months ended June 30, 2016, we recorded an after-tax loss of $2 million and an after-tax gain of $18 million, respectively, related to the sale of our mortgage insurance business in Europe.

•	Sale of our lifestyle protection business. During the three and six months ended June 30, 2016, we recorded additional after-tax losses of $21 million and $40 million, respectively, related to the sale of our lifestyle protection insurance business.

U.S. Life Insurance

•	Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and will continue to pursue, significant premium rate increases on the older generation blocks of business that were primarily written before 2002. We are also requesting premium rate increases on newer blocks of business, as needed, some of which may be significant. For all of these rate action filings, we received 36 filing approvals from 23 states during the six months ended June 30, 2017, representing a weighted-average increase of 29% on approximately $184 million in annualized in-force premiums. We also submitted 46 new filings in 28 states during the six months ended June 30, 2017 on approximately $240 million in annualized in-force premiums.

•	Restructuring and business alignment. The internal reinsurance transactions completed in April 2017 and July 2017, as discussed above, complete our goal to align substantially all of our in-force life insurance and annuity business under GLAIC and substantially all long-term care insurance business under GLIC.

•	Suspension of sales of our traditional life insurance and fixed annuity products. As part of our initiative announced on February 4, 2016 to restructure our U.S. life insurance businesses, we decided to suspend sales of our traditional life insurance and fixed annuity products on March 7, 2016 given the continued impact of ratings and recent sales levels of these products. This action, along with reducing expense levels in our U.S. life insurance businesses resulted in approximately $50 million of annualized pre-tax cash expense savings.

Liquidity and Capital Resources

•	Redemption of Genworth Holdings’ 2016 notes. In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest using cash proceeds received from the sale of our lifestyle protection insurance business.

•	Repurchase of Genworth Holdings senior notes. During the three months ended March 31, 2016, we repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

•	Completion of Genworth Holdings’ bond consent solicitation. During the three months ended March 31, 2016, Genworth Holdings paid total fees related to the bond consent solicitation of approximately $61 million, including bond consent fees of $43 million, which were deferred, as well as broker, advisor and investment banking fees of $18 million, which were expensed.

•	Redemption of Non-Recourse Funding Obligations. During the three months ended March 31, 2016, in connection with a life block transaction, River Lake Insurance Company, our indirect wholly-owned subsidiary, redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake Insurance Company II, our indirect wholly-owned subsidiary, redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs.

Financial Strength Ratings

On March 10, 2017, Moody’s Investors Service, Inc. (“Moody’s”) downgraded the financial strength rating of GLIC and Genworth Life Insurance Company of New York (“GLICNY”) from Ba2 (Questionable) to Ba3 (Questionable). Moody’s downgrade was principally related to a reduction in our long-term care insurance margins, uncertainty related to future long-term care insurance margins and reliance on significant future rate actions, the approval for which varies by state and can take several years.

There were no other changes of the financial strength ratings of our insurance subsidiaries during the six months ended June 30, 2017. On July 21, 2017, Dominion Bond Rating Service confirmed the financial strength rating of Genworth Financial Mortgage Insurance Company Canada at AA (Superior). The financial strength rating confirmation reflects the company’s market position, insurance portfolio and risk analytics, as well as its capital position relative to the capital required to meet insurance claim obligations.

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as value of assets and liabilities. The U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Europe and the Middle East. Slower growth and higher debt levels in China have created more uncertainty for global economies, heightened by Moody’s recent downgrade of the financial strength rating of China on May 24, 2017. Although some of our businesses have started to realize benefits in their financial results from improvements in the general macroeconomic environment, particularly our mortgage insurance businesses in the U.S. and Canada, we continue to operate in a challenging economic environment characterized by slow global growth, fluctuating oil and commodity prices and very low interest rates. Interest rates remain at historically low levels despite the fact the U.S. Federal Reserve has raised its benchmark lending rate two times in 2017 and market expectations remain for one additional rate increase during 2017. Despite the Federal Reserve’s action, U.S. treasury yields were lower throughout the second quarter of 2017 but rose significantly in the last week of June 2017, in response to optimistic messaging from global central banks. Pro-growth stimulus policies are still uncertain and weaker inflation data has investors more cautious on the direction of longer term interest rates. U.S. equity and bond credit spreads increased during the second quarter of 2017, due in large part to a healthy economy via low unemployment, steady gross domestic product growth and solid corporate earnings. Global equity markets are generally higher and bond yields in the Eurozone increased compared to December 31, 2016, a marked change from the general trend of lower yields in that market. For a discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2016 Annual Report on Form 10-K.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$1,111	$1,127	$(16)	(1)%
Net investment income	801	779	22	3%
Net investment gains (losses)	101	30	71	NM (1)
Policy fees and other income	210	300	(90)	(30)%

Total revenues	2,223	2,236	(13)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,206	1,193	13	1%
Interest credited	163	173	(10)	(6)%
Acquisition and operating expenses, net of deferrals	240	327	(87)	(27)%
Amortization of deferred acquisition costs and intangibles	139	112	27	24%
Interest expense	74	80	(6)	(8)%

Total benefits and expenses	1,822	1,885	(63)	(3)%

Income from continuing operations before income taxes	401	351	50	14%
Provision for income taxes	130	110	20	18%

Income from continuing operations	271	241	30	12%
Loss from discontinued operations, net of taxes	—	(21)	21	100%

Net income	271	220	51	23%
Less: net income attributable to noncontrolling interests	69	48	21	44%

Net income available to Genworth Financial, Inc.’s common stockholders	$202	$172	$30	17%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our U.S. Life Insurance segment decreased $20 million. Our long-term care insurance business decreased $13 million mainly from policy terminations, partially offset by $25 million of increased premiums in the current year from in-force rate actions approved and implemented. Our life insurance business decreased $7 million mainly driven by continued runoff of our term life insurance products and higher lapses primarily from our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed premium rate periods in the current year.

•	Our Australia Mortgage Insurance segment decreased $8 million largely due to the seasoning of our smaller prior year in-force blocks of business and lower policy cancellations, partially offset by lower reinsurance in the current year.

•	Our U.S. Mortgage Insurance segment increased $10 million mainly attributable to higher average flow mortgage insurance in-force in the current year.

•	Our Canada Mortgage Insurance segment increased $4 million principally from the seasoning of our larger, more recent in-force blocks of business. The three months ended June 30, 2017 included a decrease of $4 million attributable to changes in foreign exchange rates.

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

•	Corporate and Other activities decreased $78 million. The prior year included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pacific Life Insurance Company (“Pac Life”) that did not recur.

•	Our U.S. Life Insurance segment decreased $10 million mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in the current year.

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

•

Our U.S. Life Insurance segment increased $74 million. Our long-term care insurance business increased $15 million mainly from aging and growth of the in-force block and higher severity on new claims in the current year. The increase was also attributable to higher incremental reserves of $48 million recorded in connection with an accrual for profits followed by losses and a $17 million less favorable impact from reduced benefits in the current year related to in-force rate actions approved and implemented. These increases were partially offset by $68 million of unfavorable adjustments which included refinements to the calculations of reserves in the prior year that did not recur. Our life insurance business increased $17 million attributable to unfavorable mortality primarily in our term life insurance products in the current year. Our fixed annuities business increased $42 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur.

•	Our U.S. Mortgage Insurance segment decreased $35 million primarily due to favorable net cures and aging of existing delinquencies and from a $15 million favorable reserve adjustment in the current year.

•	Our Canada Mortgage Insurance segment decreased $21 million largely from lower new delinquencies, net of cures, and from favorable loss reserve development related to incurred but not reported delinquencies as of March 31, 2017.

•	Our Australia Mortgage Insurance segment decreased $4 million largely attributable to $6 million of favorable non-reinsurance recoveries on paid claims and lower new delinquencies, net of cures, partially offset by a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our U.S. Life Insurance segment decreased $14 million primarily related to our fixed annuities business predominantly from lower average account values and a decrease in crediting rates in the current year.

•	Our Runoff segment increased $4 million largely related to higher cash values in our corporate-owned life insurance products in the current year.

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

•	Our U.S. Life Insurance segment decreased $55 million principally related to our fixed annuities business largely attributable to a $55 million payment in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur.

•	Our Australia Mortgage Insurance segment decreased $16 million primarily from an $8 million reclassification of contract fees amortization expense to amortization of deferred acquisition costs and intangibles, as well as lower employee compensation and benefit expenses and a decrease in professional fees in the current year.

•	Corporate and Other activities decreased $11 million mainly driven by lower legal fees, partially offset by higher consulting fees in the current year.

•	Our Canada Mortgage Insurance segment decreased $3 million mainly driven by lower stock-based compensation expense in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our U.S. Life Insurance segment increased $17 million. Our life insurance business increased $35 million largely related to a $41 million unfavorable term conversion mortality assumption correction and higher amortization in our term universal life insurance product reflecting previously updated lapse assumptions. In the current year, we have also experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed level premium rate periods. These increases were partially offset by an $11 million refinement related to reinsurance rates in the current year. Our fixed annuities business decreased $15 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million in the prior year that did not recur.

•	Our Australia Mortgage Insurance segment increased $13 million as a result of an $8 million reclassification of contract fees amortization expense from acquisition and operating expenses, net of deferrals, as discussed above, and higher contract fees being amortized in the current year.

•	Our Runoff segment decreased $5 million related to our variable annuity products principally from favorable equity market performance in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits. Corporate and Other activities decreased $5 million largely driven by lower interest expense associated with a contractual change in our junior subordinated notes related to an interest rate change from fixed to floating rates in the current year.

Provision for income taxes. The effective tax rate increased to 32.5% for the three months ended June 30, 2017 from 31.3% for the three months ended June 30, 2016. The increase in the effective tax rate was primarily attributable to a decrease in tax benefits from lower taxed foreign income, partially offset by an increase in tax favored investment benefits and tax benefits related to the sale of our mortgage insurance business in Europe in the prior year that did not recur.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$2,247	$1,921	$326	17%
Net investment income	1,591	1,568	23	1%
Net investment gains (losses)	135	11	124	NM (1)
Policy fees and other income	421	521	(100)	(19)%

Total revenues	4,394	4,021	373	9%

Benefits and expenses:
Benefits and other changes in policy reserves	2,452	2,053	399	19%
Interest credited	330	350	(20)	(6)%
Acquisition and operating expenses, net of deferrals	510	721	(211)	(29)%
Amortization of deferred acquisition costs and intangibles	233	211	22	10%
Interest expense	136	185	(49)	(26)%

Total benefits and expenses	3,661	3,520	141	4%

Income from continuing operations before income taxes	733	501	232	46%
Provision for income taxes	246	133	113	85%

Income from continuing operations	487	368	119	32%
Loss from discontinued operations, net of taxes	—	(40)	40	100%

Net income	487	328	159	48%
Less: net income attributable to noncontrolling interests	130	103	27	26%

Net income available to Genworth Financial, Inc.’s common stockholders	$357	$225	$132	59%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our U.S. Life Insurance segment increased $302 million. Our long-term care insurance business increased $3 million largely from $50 million of increased premiums in the current year from in-force rate actions approved and implemented, mostly offset by policy terminations in the current year. Our life insurance business increased $302 million mainly attributable to the impact of a reinsurance treaty under which we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in the current year. Our fixed annuities business decreased $3 million principally from suspending sales of our life-contingent products on March 7, 2016.

•	Our Canada Mortgage Insurance segment increased $19 million principally from the seasoning of our larger, more recent in-force blocks of business.

•	Our U.S. Mortgage Insurance segment increased $19 million mainly attributable to higher average flow mortgage insurance in-force, partially offset by the reversal of an accrual for premium refunds related to policy cancellations in the prior year.

•	Our Australia Mortgage Insurance segment decreased $8 million predominantly from the seasoning of our smaller prior year in-force blocks of business, partially offset by higher policy cancellations and lower reinsurance in the current year. The six months ended June 30, 2017 included an increase of $4 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $6 million largely related to the sale of our European mortgage insurance business in May 2016.

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

•	Corporate and Other activities decreased $80 million. The prior year included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pac Life that did not recur.

•	Our U.S. Life Insurance segment decreased $17 million mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in the current year.

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

•	Our U.S. Life Insurance segment increased $480 million. Our long-term care insurance business increased $74 million mainly from aging and growth of the in-force block and higher severity on new claims in the current year. The increase was also attributable to higher incremental reserves of $63 million recorded in connection with an accrual for profits followed by losses and a $31 million less favorable impact from reduced benefits in the current year related to in-force rate actions approved and implemented. These increases were partially offset by $68 million of unfavorable adjustments which included refinements to the calculations of reserves in the prior year that did not recur and favorable claim terminations in the current year. Our life insurance business increased $365 million principally related to the impact of a reinsurance treaty under which we initially ceded $331 million of certain term life insurance reserves as part of a life block transaction in the first quarter of 2016. The increase was also attributable to higher universal and term universal life insurance reserves reflecting our previously updated assumptions from the fourth quarter of 2016 and unfavorable mortality in the current year. Our fixed annuities business increased $41 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur, partially offset by favorable mortality in the current year.

•	Our Australia Mortgage Insurance segment increased $3 million largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year. These increases were partially offset by $6 million of favorable non-reinsurance recoveries on paid claims.

•	Our U.S. Mortgage Insurance segment decreased $44 primarily due to favorable net cures and aging of existing delinquencies and from a $15 million favorable reserve adjustment in the current year.

•	Our Canada Mortgage Insurance segment decreased $27 million largely from lower new delinquencies, net of cures, and from favorable loss reserve development related to incurred but not reported delinquencies as of December 31, 2016.

•	Our Runoff segment decreased $11 million primarily attributable to a decrease in guaranteed minimum death benefits (“GMDB”) reserves in our variable annuity products due to favorable equity market performance in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our U.S. Life Insurance segment decreased $26 million primarily related to our fixed annuities business predominantly from lower average account values and a decrease in crediting rates in the current year.

•	Our Runoff segment increased $6 million largely related to higher cash values in our corporate-owned life insurance products in the current year.

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

•	Corporate and Other activities decreased $134 million mainly driven by expenses in the prior year that did not recur. The prior year expenses included $79 million of a litigation settlement and related legal expenses, $20 million of expenses related to the early redemption of debt, $18 million of bond consent fees and a $9 million loss related to the sale of our European mortgage insurance business. These decreases were partially offset by higher consulting fees in the current year.

•	Our U.S. Life Insurance segment decreased $63 million. Our long-term care insurance business increased $21 million from guaranty fund assessments in connection with the Penn Treaty liquidation in the current year. Our life insurance business decreased $24 million primarily from lower operating expenses attributable to the suspension of sales on March 7, 2016. The decrease was also attributable to $7 million of restructuring charges and expenses of $5 million associated with the life block transaction in the first quarter of 2016 that did not recur. Our fixed annuities business decreased $60 million largely attributable to a $55 million payment in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur, lower operating expenses as a result of the suspension of sales on March 7, 2016 and $3 million of restructuring charges in the prior year that did not recur.

•	Our Australia Mortgage Insurance segment decreased $12 million primarily from an $8 million reclassification of contract fees amortization expense to amortization of deferred acquisition costs and intangibles, as well as lower employee compensation and benefit expenses and a decrease in professional fees in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our Australia Mortgage Insurance segment increased $14 million as a result of an $8 million reclassification of contract fees amortization expense from acquisition and operating expenses, net of deferrals, as discussed above, and higher contract fees being amortized in the current year.

•	Our U.S. Life Insurance segment increased $9 million. Our long-term care insurance business decreased $6 million principally from a smaller in-force block in the current year as a result of lower sales. Our life insurance business increased $31 million largely related to a $41 million unfavorable term conversion mortality assumption correction and higher amortization in our term universal life insurance product reflecting previously updated lapse assumptions, partially offset by an $11 million refinement related to reinsurance rates in the current year. The prior year included the write-off of $3 million of computer software in connection with a restructuring charge that did not recur. Our fixed annuities business decreased $16 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million in the prior year that did not recur.

•	Our Runoff segment decreased $5 million primarily related to our variable annuity products principally from favorable equity market performance in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Our U.S. Life Insurance segment decreased $27 million driven by our life insurance business principally as a result of the life block transaction in the first quarter of 2016 which included the redemption of certain non-recourse funding obligations and the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as well as the restructuring of a captive reinsurance entity.

•	Corporate and Other activities decreased $22 million largely driven by lower interest expense associated with a favorable correction of $11 million related to our Tax Matters Agreement liability and a contractual change in our junior subordinated notes related to an interest rate change from fixed to floating rates.

Provision for income taxes. The effective tax rate increased to 33.6% for the six months ended June 30, 2017 from 26.5% for the six months ended June 30, 2016. The increase in the effective tax rate was primarily related to the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe during the prior year, a decrease in tax benefits from lower taxed foreign income, and prior year true-ups recorded in the current year. These increases were partially offset by an decrease to tax expense related to stock based compensation in the current year.

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

The following table includes a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Net income available to Genworth Financial, Inc.’s common stockholders	$202	$172	$357	$225
Add: net income attributable to noncontrolling interests	69	48	130	103

Net income	271	220	487	328
Loss from discontinued operations, net of taxes	—	(21)	—	(40)

Income from continuing operations	271	241	487	368
Less: income from continuing operations attributable to noncontrolling interests	69	48	130	103

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	202	193	357	265
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(79)	(39)	(99)	(20)
Gains on sale of businesses	—	(10)	—	(3)
Gains on early extinguishment of debt, net	—	(64)	—	(48)
Losses from life block transactions	—	—	—	9
Expenses related to restructuring	—	5	1	20
Fees associated with bond consent solicitation	—	—	—	18
Taxes on adjustments	28	38	35	(15)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$151	$123	$294	$226

(1)	For the three months ended June 30, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of zero and $(6) million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $22 million and $(3) million, respectively. For the six months ended June 30, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of zero and $(15) million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $36 million and $6 million, respectively.

In the first quarter of 2017, we recorded a pre-tax expense of $1 million related to restructuring costs as the company continues to evaluate and appropriately size its organizational needs and expenses.

In the second quarter of 2016, we completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $2 million; we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million; we settled restricted borrowings related to a securitization entity and recorded a $64 million pre-tax gain related to the early extinguishment of debt; and we recorded a pre-tax expense of $5 million related to restructuring costs as part of an expense reduction plan as the company evaluates and appropriately sizes its organizational needs and expenses.

In the first quarter of 2016, we recorded a pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of our mortgage insurance business in Europe; we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 notes; we also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million; we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations; and we recorded a pre-tax expense of $15 million related to restructuring costs as part of an expense reduction plan as the company evaluates and appropriately sizes its organizational needs and expenses.

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

Earnings per share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2017	2016	2017	2016
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.40	$0.39	$0.72	$0.53

Diluted	$0.40	$0.39	$0.71	$0.53

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.40	$0.35	$0.72	$0.45

Diluted	$0.40	$0.34	$0.71	$0.45

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.30	$0.25	$0.59	$0.45

Diluted	$0.30	$0.25	$0.59	$0.45

Weighted-average common shares outstanding:
Basic	499.0	498.5	498.8	498.3

Diluted	501.2	500.4	501.1	499.9

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income available to Genworth Financial, Inc.’s common stockholders. See note 10 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities.

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

U.S. Mortgage Insurance segment

Trends and conditions

Results of our U.S. mortgage insurance business are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, and mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies; the effect of seasonal variations; the inventory of unsold homes; loan modification and other servicing efforts; and litigation, among other items. Our results are subject to the performance of the U.S. housing market and the extent of the adverse impact of seasonality that we experience historically in the second half of the year.

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

Mortgage origination volume decreased during the second quarter of 2017 compared to the second quarter of 2016, primarily due to declines in refinance mortgage originations. The decline in refinance mortgage originations was driven by increases in interest rates. Our flow persistency was 82% during the second quarter of 2017 compared to 77% in the second quarter of 2016, in part due to the increase in interest rates. Our U.S. mortgage insurance estimated market share for the second quarter of 2017 decreased compared to the first quarter of 2017 and the second quarter of 2016. This decrease in market share was primarily due to the reduction in the concentration of our single premium lender paid business as we continue to selectively participate in that market, competitor pricing, the negative ratings differential relative to our competitors and concerns expressed about Genworth’s financial condition. The decline was partially offset by business gains from the addition of new customers as well as growth within our existing customer base driven, in part, by competitive pricing and differentiated service levels.

New insurance written decreased 14% during the second quarter of 2017 compared to second quarter of 2016 due to lower originations and a decline in our estimated market share. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. In the second quarter of 2017, we experienced an increase in the percentage of 97% loan-to-value new insurance written as the result of GSE changes in underwriting guidelines for purchase transactions. The percentage of single premium new insurance written decreased in the second quarter of 2017, compared to the second quarter of 2016, reflecting our selective participation in this market as well as a lower refinance originations market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile.

Our loss ratio was 2% for the three months ended June 30, 2017 compared to 24% during the three months ended June 30, 2016. The decline in loss ratio was primarily attributable to improvements in the net benefit from cures and aging of existing delinquencies, a favorable reserve adjustment and an increase in earned premiums. In the second quarter of 2017, we made a favorable reserve adjustment of $15 million attributable to lower expected claim rates. This adjustment favorably impacted our loss ratio for the three months ended June 30, 2017, by eight points. New delinquencies decreased during the second quarter of 2017 compared to the second quarter of 2016 due to improvements in unemployment rates and housing values and the declining volume of new delinquencies from our 2005 through 2008 book years. Foreclosure starts decreased during the second quarter of 2017 as compared to the second quarter of 2016. Additionally, we have seen a reduction in loans that have been subject to a modification or workout. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies.

As of June 30, 2017, Genworth Mortgage Insurance Corporation’s (“GMICO”) risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 13.1:1, compared with a risk-to-capital ratio of approximately 13.7:1 as of March 31, 2017 and approximately 14.5:1 as of December 31, 2016. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated within the business or capital support (if any) that we provide.

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of June 30, 2017, we estimate our U.S. mortgage insurance business had available assets of approximately 122% of the required assets under PMIERs compared to approximately 118% as of March 31, 2017 and 115% as of December 31, 2016. As of June 30, 2017, March 31, 2017 and December 31, 2016, the PMIERs sufficiency ratios were in excess of $500 million, $400 million and $350 million, respectively, of available assets above the PMIERs requirements. The increase during the second quarter of 2017 was driven, in part, by positive operating cash flows and the reduction in delinquent loans. This increase was partially offset by growth in new insurance written. The reinsurance transactions covering our 2014 through 2017 book years provided an aggregate of approximately $515 million of PMIERs capital credit as of June 30, 2017. Recently, the GSEs informed us that they expect to review and revise the existing PMIERs financial requirements for all eligible insurers. The GSEs do not anticipate any new PMIERs financial requirements becoming effective until the fourth quarter of 2018. In addition, the GSEs have stated they plan to solicit feedback from eligible insurers on proposed PMIERs revisions and provide at least 180 days written notice prior to the effective date of the new requirements.

As of June 30, 2017, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $13.8 billion of insurance in-force, with approximately $13.0 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. The U.S. government has extended HARP through September 30, 2017. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

Segment results of operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$170	$160	$10	6%
Net investment income	18	15	3	20%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	1	1	—	—%

Total revenues	189	176	13	7%

Benefits and expenses:
Benefits and other changes in policy reserves	3	38	(35)	(92)%
Acquisition and operating expenses, net of deferrals	41	41	—	—%
Amortization of deferred acquisition costs and intangibles	3	2	1	50%

Total benefits and expenses	47	81	(34)	(42)%

Income from continuing operations before income taxes	142	95	47	49%
Provision for income taxes	51	34	17	50%

Income from continuing operations	91	61	30	49%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$91	$61	$30	49%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly due to lower losses primarily from favorable net cures and aging of existing delinquencies and from a $10 million favorable reserve adjustment in the current year. The increase was also attributable to higher premiums resulting from higher mortgage insurance in-force in the current year.

Revenues

Premiums increased mainly attributable to higher average flow mortgage insurance in-force in the current year.

Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily due to favorable net cures and aging of existing delinquencies and from a $15 million favorable reserve adjustment in the current year.

Provision for income taxes. The effective tax rate increased slightly to 36.0% for the three months ended June 30, 2017 from 35.8% for the three months ended June 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits related to tax favored investments in relation to pre-tax income, partially offset by state taxes.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$339	$320	$19	6%
Net investment income	35	30	5	17%
Net investment gains (losses)	—	(1)	1	(100)%
Policy fees and other income	2	2	—	—%

Total revenues	376	351	25	7%

Benefits and expenses:
Benefits and other changes in policy reserves	32	76	(44)	(58)%
Acquisition and operating expenses, net of deferrals	81	80	1	1%
Amortization of deferred acquisition costs and intangibles	7	5	2	40%

Total benefits and expenses	120	161	(41)	(25)%

Income from continuing operations before income taxes	256	190	66	35%
Provision for income taxes	92	68	24	35%

Income from continuing operations	164	122	42	34%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	1	(1)	(100)%
Taxes on adjustments	—	(1)	1	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$164	$122	$42	34%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased in the current year mainly attributable to lower losses from favorable net cures and aging of existing delinquencies and from a $10 million favorable reserve adjustment in the current year. The increase was also attributable to higher premiums resulting from higher mortgage insurance in-force in the current year.

Revenues

Premiums increased mainly attributable to higher average flow mortgage insurance in-force, partially offset by the reversal of an accrual for premium refunds related to policy cancellations in the prior year.

Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily due to favorable net cures and aging of existing delinquencies and from a $15 million favorable reserve adjustment in the current year.

Provision for income taxes. The effective tax rate increased slightly to 35.9% for the six months ended June 30, 2017 from 35.8% for the six months ended June 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits related to tax favored investments in relation to pre-tax income, partially offset by state taxes.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Primary insurance in-force (1)	$143,000	$128,400	$14,600	11%
Risk in-force	34,600	31,200	3,400	11%

(1)	Primary insurance in-force represents aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
New insurance written	$9,800	$11,400	$(1,600)	(14)%	$17,400	$18,800	$(1,400)	(7)%
Net premiums written	186	190	(4)	(2)%	361	366	(5)	(1)%

Primary insurance in-force and risk in-force

Primary insurance in-force increased primarily from $15.0 billion in higher flow insurance in-force, which increased from $126.2 billion as of June 30, 2016 to $141.2 billion as of June 30, 2017 as a result of new insurance written, partially offset by lapses during the current year. The increase in flow insurance in-force was partially offset by a decline of $0.4 billion in bulk insurance in-force, which decreased from $2.2 billion as of June 30, 2016 to $1.8 billion as of June 30, 2017 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow insurance in-force. Flow persistency was 83% and 79% for the six months ended June 30, 2017 and 2016, respectively.

New insurance written

For the three and six months ended June 30, 2017, new insurance written decreased due to a decline in our estimated market share. We also had a lower concentration of single premium lender paid business reflecting our decision to selectively participate in the market.

Net premiums written

Net premiums written for the three and six months ended June 30, 2017 decreased primarily from lower volume of single premium lender paid business in the current year, partially offset by higher average flow insurance in-force in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Loss ratio	2%	24%	(22)%	9%	24%	(15)%
Expense ratio (net earned premiums)	26%	27%	(1)%	26%	27%	(1)%
Expense ratio (net premiums written)	24%	23%	1%	24%	23%	1%

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

The loss ratio for the three and six months ended June 30, 2017 decreased from improvements in net benefit from cures and aging of existing delinquencies and from a $15 million favorable reserve adjustment in the current year. The decrease in the loss ratio was also driven by higher net earned premiums attributable to higher average flow mortgage insurance in-force in the current year. The decrease in the loss ratio for the six months ended June 30, 2017 was partially offset by the reversal of an accrual for premium refunds related to policy cancellations in the prior year.

The expense ratio (net earned premiums) for the three and six months ended June 30, 2017 decreased slightly driven by higher net earned premiums, partially offset by higher amortization and production costs in the current year.

The expense ratio (net premiums written) for the three and six months ended June 30, 2017 increased slightly from lower net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2017	December 31, 2016	June 30, 2016
Primary insurance:
Insured loans in-force	714,254	699,841	668,951
Delinquent loans	20,677	25,709	25,798
Percentage of delinquent loans (delinquency rate)	2.89%	3.67%	3.86%
Flow loan in-force	695,383	678,168	647,100
Flow delinquent loans	19,733	24,631	24,753
Percentage of flow delinquent loans (delinquency rate)	2.84%	3.63%	3.83%
Bulk loans in-force	18,871	21,673	21,851
Bulk delinquent loans (1)	944	1,078	1,045
Percentage of bulk delinquent loans (delinquency rate)	5.00%	4.97%	4.78%
A minus and sub-prime loans in-force	20,797	23,063	25,552
A minus and sub-prime delinquent loans	4,148	5,252	5,220
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	19.95%	22.77%	20.43%
Pool insurance:
Insured loans in-force	5,406	5,742	6,196
Delinquent loans	276	325	356
Percentage of delinquent loans (delinquency rate)	5.11%	5.66%	5.75%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 653 as of June 30, 2017, 756 as of December 31, 2016 and 732 as of June 30, 2016.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market. We also have seen a further decline in new delinquencies and lower foreclosure starts in the second quarter of 2017 compared to the second quarter of 2016.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2017
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,575	$36	$316	11%
4–11 payments	5,365	124	229	54%
12 payments or more	6,793	280	333	84%

Total	19,733	$440	$878	50%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2016
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,355	$49	$382	13%
4–11 payments	6,364	147	268	55%
12 payments or more	8,912	383	434	88%

Total	24,631	$579	$1,084	53%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of June 30, 2017	Percent of total reserves as of June 30, 2017 (1)	Delinquency rate
			June 30, 2017	December 31, 2016	June 30, 2016
By Region:
Southeast (2)	19%	21%	3.42%	4.28%	4.55%
South Central (3)	15	9	2.57%	3.20%	3.14%
Pacific (4)	14	8	1.54%	2.02%	2.27%
Northeast (5)	13	34	5.20%	6.72%	7.27%
North Central (6)	12	9	2.37%	3.00%	3.01%
Great Lakes (7)	11	6	2.11%	2.70%	2.77%
New England (8)	6	6	2.98%	3.62%	3.79%
Mid-Atlantic (9)	6	5	3.07%	3.80%	3.93%
Plains (10)	4	2	2.39%	2.94%	3.01%

Total	100%	100%	2.89%	3.67%	3.86%

(1)	Total reserves were $490 million as of June 30, 2017.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(5)	New Jersey, New York and Pennsylvania.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of June 30, 2017	Percent of total reserves as of June 30, 2017 (1)	Delinquency rate
			June 30, 2017	December 31, 2016	June 30, 2016
By State:
California	8%	3%	1.29%	1.56%	1.73%
Texas	7%	4%	2.71%	3.33%	3.24%
Florida	6%	11%	3.76%	4.89%	5.70%
New York	6%	17%	5.36%	6.88%	7.52%
Illinois	6%	5%	2.71%	3.45%	3.57%
Pennsylvania	4%	4%	3.66%	4.70%	4.95%
Washington	4%	2%	1.27%	1.79%	2.17%
Michigan	4%	1%	1.46%	1.79%	1.84%
Ohio	4%	3%	2.58%	3.30%	3.44%
North Carolina	4%	2%	2.91%	3.65%	3.90%

(1)	Total reserves were $490 million as of June 30, 2017.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of June 30, 2017:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.01%	10.6%	$2,555	1.8%	$501	1.4%
2005	5.61%	10.2	2,359	1.6	568	1.6
2006	5.75%	16.3	4,233	3.0	993	2.9
2007	5.67%	34.3	11,070	7.7	2,558	7.4
2008	5.21%	16.1	9,156	6.4	2,135	6.2
2009	4.94%	0.8	955	0.7	205	0.6
2010	4.68%	0.7	1,302	0.9	298	0.9
2011	4.53%	0.7	1,859	1.3	440	1.3
2012	3.84%	0.9	4,936	3.4	1,214	3.5
2013	4.05%	1.6	8,935	6.2	2,205	6.4
2014	4.42%	3.1	13,397	9.4	3,278	9.5
2015	4.11%	3.2	24,887	17.4	6,100	17.6
2016	3.86%	1.5	40,131	28.1	9,773	28.3
2017	4.28%	—	17,248	12.1	4,275	12.4

Total portfolio	4.48%	100.0%	$143,023	100.0%	$34,543	100.0%

(1)	Total reserves were $490 million as of June 30, 2017.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the second quarter of 2017, the Canadian dollar weakened against the U.S. dollar as compared to both the second quarter of 2016 and the first quarter of 2017, which negatively impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Canadian gross domestic product is expected to have experienced higher growth in the second quarter of 2017 compared to the first quarter of 2017, reflecting normalization in oil production and strong residential investment. The overnight interest rate in Canada increased to 0.75% in July 2017, up from 0.50% at the end of the first and second quarters of 2017. Canada’s unemployment rate decreased to 6.5% at the end of the second quarter of 2017 compared to 6.7% at the end of the first quarter of 2017 due to job creation outpacing an increase in workforce participation.

The national average home price increased in the second quarter of 2017 by approximately 14% compared to the second quarter of 2016 and 4% compared to the first quarter of 2017, largely driven by a strong housing market in Ontario, primarily in the Greater Toronto Area (“GTA”). Home sales in Canada decreased in the second quarter of 2017 by approximately 6% compared to the second quarter of 2016 and 5% compared to the first quarter of 2017. This was largely due to a slowdown in sales in Ontario, particularly in the GTA following the release of the Ontario Provincial Government’s Fair Housing Plan in April 2017. The plan was designed to temper the real estate market and contained numerous measures, including a non-resident speculation tax that targets affordability in the purchase and rental housing markets in the GTA and surrounding areas.

Our mortgage insurance business in Canada experienced lower losses in the second quarter of 2017 compared to the second quarter of 2016 primarily due to lower new delinquencies, net of cures, and favorable loss reserve development related to incurred but not reported delinquencies as of March 31, 2017. Our loss ratio in Canada was 4% for the second quarter of 2017 and 16% for the first quarter of 2017. As a result of the loss ratio performance in the first half of 2017 and the economic forecast for the balance of the year, we expect our full year 2017 loss ratio to be consistent with or moderately lower than our full year 2016 loss ratio of 22%.

On October 3, 2016, the Minister of Finance announced changes intended to reinforce the Canadian housing finance system. These changes primarily included more restrictive qualification guidelines on homebuyers seeking mortgage insurance and new requirements on insured mortgage loans using bulk or other discretionary low loan-to-value mortgage insurance that previously only applied to high loan-to-value insured mortgages. These changes in regulatory requirements have resulted in a smaller flow mortgage insurance market and lower demand for bulk insurance.

In the second quarter of 2017, flow new insurance written volumes decreased in our mortgage insurance business in Canada compared to the second quarter of 2016 primarily due to a smaller flow mortgage insurance market size as a result of the aforementioned regulatory changes in the fourth quarter of 2016. However, earned premiums were higher in the second quarter of 2017 compared to the second quarter of 2016 from seasoning of our larger, more recent blocks of business and price increases in recent years.

Bulk new insurance written levels were lower in the second quarter of 2017 compared to the second quarter of 2016 primarily due to lower demand as a result of regulatory changes that took effect in 2016 and a substantial increase in bulk insurance premium rates on mortgage applications received after December 31, 2016 in response to higher regulatory capital requirements. New insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of bulk mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance. Effective July 1, 2016, bulk mortgage insurance is only available on mortgages used in the Canada Mortgage and Housing Corporation securitization programs and is prohibited on mortgages used in private securitizations after a phase-in period. In addition, effective November 30, 2016, additional regulatory changes were implemented that prohibit insuring bulk refinances and most investor mortgages originated by lenders on or after October 17, 2016. While there was a one-time increase in bulk insurance volumes in the first quarter of 2017 primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016, we anticipate a decrease for the full year 2017 as a result of the aforementioned changes.

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”). Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by the Office of the Superintendent of Financial Institutions (“OSFI”). On January 1, 2017, the capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers” became effective. The advisory provides a new standard framework for determining the capital requirements for residential mortgage insurance companies. Under this new regulatory capital framework, the holding target of 220% was recalibrated to the updated OSFI Supervisory MCT Target and PRMHIA requirement of 150%. As of June 30, 2017, our MCT ratio under the new framework was approximately 167%, which was above the supervisory target.

The new framework included in the advisory released by OSFI in December 2016 is more risk sensitive and incorporates additional risk attributes, including credit score, remaining amortization and outstanding loan balance. The advisory includes supplementary capital requirements on new business in areas where home prices are high relative to borrower incomes upon origination. As a result of these higher regulatory capital requirements, our mortgage insurance business in Canada implemented an increase in premium rates of approximately 20% on flow new business effective March 17, 2017. Similarly, the business also increased its premium rates for bulk insurance.

Segment results of operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$126	$122	$4	3%
Net investment income	31	32	(1)	(3)%
Net investment gains (losses)	47	(8)	55	NM (1)
Policy fees and other income	—	1	(1)	(100)%

Total revenues	204	147	57	39%

Benefits and expenses:
Benefits and other changes in policy reserves	4	25	(21)	(84)%
Acquisition and operating expenses, net of deferrals	16	19	(3)	(16)%
Amortization of deferred acquisition costs and intangibles	11	10	1	10%
Interest expense	5	4	1	25%

Total benefits and expenses	36	58	(22)	(38)%

Income from continuing operations before income taxes	168	89	79	89%
Provision for income taxes	56	23	33	143%

Income from continuing operations	112	66	46	70%
Less: income from continuing operations attributable to noncontrolling interests	54	30	24	80%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	58	36	22	61%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(27)	4	(31)	NM (1)
Taxes on adjustments	10	(2)	12	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$41	$38	$3	8%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended June 30, 2017 and 2016, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $20 million and $(4) million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly driven by lower losses and higher premiums in the current year.

Revenues

Premiums increased principally from the seasoning of our larger, more recent in-force blocks of business. The three months ended June 30, 2017 included a decrease of $4 million attributable to changes in foreign exchange rates.

Net investment gains in the current year were primarily driven by derivative gains on interest rate swaps and foreign exchange gains on the sale of non-functional currency investment securities. Net investment losses in the prior year were primarily driven by derivative losses largely from hedging non-functional currency transactions and an impairment.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from lower new delinquencies, net of cures, and from favorable loss reserve development related to incurred but not reported delinquencies as of March 31, 2017.

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower stock-based compensation expense in the current year.

Provision for income taxes. The effective tax rate increased to 33.0% for the three months ended June 30, 2017 from 26.6% for the three months ended June 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$252	$233	$19	8%
Net investment income	63	61	2	3%
Net investment gains (losses)	58	12	46	NM (1)
Policy fees and other income	—	1	(1)	(100)%

Total revenues	373	307	66	21%

Benefits and expenses:
Benefits and other changes in policy reserves	24	51	(27)	(53)%
Acquisition and operating expenses, net of deferrals	37	37	—	—%
Amortization of deferred acquisition costs and intangibles	21	19	2	11%
Interest expense	9	8	1	13%

Total benefits and expenses	91	115	(24)	(21)%

Income from continuing operations before income taxes	282	192	90	47%
Provision for income taxes	92	52	40	77%

Income from continuing operations	190	140	50	36%
Less: income from continuing operations attributable to noncontrolling interests	92	64	28	44%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	98	76	22	29%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(33)	(7)	(26)	NM (1)
Taxes on adjustments	12	2	10	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$77	$71	$6	8%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the six months ended June 30, 2017 and 2016, net investment gains were adjusted for the portion of net investment gains attributable to noncontrolling interests of $25 million and $5 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly driven by lower losses and higher premiums, partially offset by lower tax benefits in the current year.

Revenues

Premiums increased primarily from the seasoning of our larger, more recent in-force blocks of business.

Net investment gains in the current year were primarily driven by derivative gains on interest rate swaps and foreign exchange gains on the sale of non-functional currency investment securities. The six months ended June 30, 2017 included a decrease of $3 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from lower new delinquencies, net of cures, and from favorable loss reserve development related to incurred but not reported delinquencies as of December 31, 2016.

Provision for income taxes. The effective tax rate increased to 32.6% for the six months ended June 30, 2017 from 27.2% for the six months ended June 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year.

Canada Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Primary insurance in-force	$371,500	$341,600	$29,900	9%
Risk in-force	130,000	119,500	10,500	9%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
New insurance written	$4,500	$24,100	$(19,600)	(81)%	$14,800	$29,800	$(15,000)	(50)%
Net premiums written	126	191	(65)	(34)%	222	275	(53)	(19)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the three and six months ended June 30, 2017 and 2016, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk mortgage insurance activity. Insurance in-force and risk in-force included decreases of $500 million and $200 million, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written decreased for the three and six months ended June 30, 2017 primarily as a result of lower bulk mortgage insurance activity and flow new insurance written. For the three and six months ended June 30, 2017, bulk mortgage insurance activity decreased by $18.9 billion and $14.1 billion, respectively, driven by increased demand in the prior year preceding regulatory changes that became effective on July 1, 2016 and from lower demand in the current year due to a higher average premium rate as a result of higher regulatory capital and additional regulatory changes that became effective on November 30, 2016. Flow new insurance written decreased $700 million and $900 million for the three and six months ended June 30, 2017, respectively, primarily due to a smaller market size resulting from regulatory changes in the fourth quarter of 2016. New insurance written for the three and six months ended June 30, 2017 included a decrease of $200 million and an increase of $300 million, respectively, attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2017, our unearned premium reserves were $1,623 million, compared to $1,598 million as of June 30, 2016.

Net premiums written decreased for the three and six months ended June 30, 2017 primarily from lower bulk mortgage insurance activity due to regulatory changes and lower flow volume, partially offset by premium rate increases. The three months ended June 30, 2017 included a decrease of $5 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Loss ratio	4%	20%	(16)%	10%	22%	(12)%
Expense ratio (net earned premiums)	21%	24%	(3)%	23%	24%	(1)%
Expense ratio (net premiums written)	21%	15%	6%	26%	20%	6%

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

The loss ratio decreased for the three and six months ended June 30, 2017 primarily from a decrease in the number of new flow delinquencies, net of cures, and from a lower average reserve per delinquency as a result of improvement in oil-producing regions, home price appreciation, particularly in Ontario and overall improving regional macroeconomic conditions in the current year.

The expense ratio (net earned premiums) decreased for the three and six months ended June 30, 2017 primarily attributable to higher premiums from the seasoning of our larger, more recent in-force blocks of business and lower stock-based compensation expense in the current year.

The expense ratio (net premiums written) increased for the three and six months ended June 30, 2017 primarily attributable to lower net premiums written in the current year, partially offset by lower stock-based compensation expense in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of the dates indicated:

	June 30, 2017	December 31, 2016	June 30, 2016
Primary insured loans in-force	2,082,586	2,029,400	1,968,171
Delinquent loans	1,809	2,070	1,961
Percentage of delinquent loans (delinquency rate)	0.09%	0.10%	0.10%
Flow loans in-force	1,418,076	1,394,067	1,358,927
Flow delinquent loans	1,476	1,693	1,669
Percentage of flow delinquent loans (delinquency rate)	0.10%	0.12%	0.12%
Bulk loans in-force	664,510	635,333	609,244
Bulk delinquent loans	333	377	292
Percentage of bulk delinquent loans (delinquency rate)	0.05%	0.06%	0.05%

Flow mortgage loans in-force increased from new policies written and bulk mortgage loans in-force increased from new bulk activity. The number of delinquent loans of our flow mortgage insurance decreased primarily from regional housing market improvement, particularly in oil-producing regions in the current year.

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

	Percent of primary risk in-force as of June 30, 2017	Delinquency rate
		June 30, 2017	December 31, 2016	June 30, 2016
By province and territory:
Ontario	47%	0.03%	0.04%	0.04%
Alberta	16	0.19%	0.22%	0.17%
British Columbia	15	0.06%	0.06%	0.07%
Quebec	13	0.13%	0.15%	0.17%
Saskatchewan	3	0.26%	0.28%	0.25%
Nova Scotia	2	0.17%	0.18%	0.20%
Manitoba	2	0.08%	0.07%	0.09%
New Brunswick	1	0.12%	0.19%	0.18%
All other	1	0.16%	0.17%	0.12%

Total	100%	0.09%	0.10%	0.10%

Delinquency rates decreased slightly reflecting improvement primarily in Alberta and Quebec due to improving macroeconomic conditions in those regions in the current year.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from almost all of our customers. Based on the data provided by lenders, the delinquency rate as of June 30, 2017 was

0.18%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the second quarter of 2017, the Australian dollar strengthened against the U.S. dollar as compared to the second quarter of 2016, which favorably impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. However, the second quarter of 2017 results were negatively impacted as compared to the first quarter of 2017 due to a weakening of the Australian dollar against the U.S. dollar. Any future movement in foreign exchange rates could impact future results.

The Australian gross domestic product is expected to have had moderate growth in the second quarter of 2017, supported by sustained low interest rates and an ongoing rise in resource exports. The cash rate remained flat at 1.50% in the second quarter of 2017. The June 2017 unemployment rate decreased to 5.6% from 5.9% at the end of the first quarter of 2017.

Home prices in Australia continued to appreciate in the second quarter of 2017, with June 30, 2017 home values approximately 10% higher than a year ago and approximately 1% higher than at the end of first quarter of 2017. The Sydney and Melbourne housing markets continue to be the major driver with annual home price growth of approximately 12% and 14%, respectively, as of the end of the second quarter of 2017.

Our mortgage insurance business in Australia had lower losses in the second quarter of 2017 compared to the second quarter of 2016 due to favorable non-reinsurance recoveries on paid claims, as well as lower new delinquencies net of cures. This was partially offset by a higher average reserve per delinquency resulting from aging pressure in commodity-dependent regions. The loss ratio in Australia for the three months ended June 30, 2017 was 34%. Excluding the impact of the non-reinsurance recoveries, the loss ratio for the second quarter of 2017 was 42%. We expect continued regional loss pressures and lower expected earned premiums to drive our loss ratio higher for the full year 2017 as compared to the full year 2016 loss ratio of 34%. However, during the second half of 2017, our mortgage insurance business in Australia will conduct an annual review of its premiums recognition pattern. The outcome of this review could impact reported results.

In the second quarter of 2017, our mortgage insurance business in Australia experienced a decrease in new insurance written volumes compared to the second quarter of 2016 and the first quarter of 2017 due to lower market penetration from a change in customer mix, as well as the Australian Prudential Regulation Authority’s (“APRA”) continued focus on lending standards, investment lending and serviceability.

Gross premiums written in the second quarter of 2017 were lower compared to the second quarter of 2016 primarily driven by a decrease in flow volumes, particularly from a reduction in high loan-to-value mortgage origination volume resulting from regulatory measures to slow the growth in investment lending and limit the flow of new interest-only lending.

The term of the previous supply and service contract with our largest customer in our mortgage insurance business in Australia expired on December 31, 2016. In November 2016, we entered into a new contract with this customer, effective January 1, 2017 with a term of three years. In the first half of 2017, this customer represented 37% of our new insurance written. The contract with our second largest customer in the first half of 2017 was terminated by the customer effective April 8, 2017. The contract with our next largest customer is set to expire in November 2017 with extension options at the customer’s discretion but can be terminated at any time with a 90-day notification period.

Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of June 30, 2017, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 181%, representing an increase from the 171% as of March 31, 2017, largely resulting from lower production volumes, portfolio seasoning and cancellations in the second quarter of 2017.

In March 2017, APRA announced changes to reinforce sound mortgage lending practices, focusing on slowing investor growth and limiting the flow of new interest-only lending. These changes could impact future new insurance written volumes in our Australian mortgage insurance business.

Segment results of operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$78	$86	$(8)	(9)%
Net investment income	17	25	(8)	(32)%
Net investment gains (losses)	2	2	—	—%

Total revenues	97	113	(16)	(14)%

Benefits and expenses:
Benefits and other changes in policy reserves	27	31	(4)	(13)%
Acquisition and operating expenses, net of deferrals	9	25	(16)	(64)%
Amortization of deferred acquisition costs and intangibles	17	4	13	NM (1)
Interest expense	2	3	(1)	(33)%

Total benefits and expenses	55	63	(8)	(13)%

Income from continuing operations before income taxes	42	50	(8)	(16)%
Provision for income taxes	14	16	(2)	(13)%

Income from continuing operations	28	34	(6)	(18)%
Less: income from continuing operations attributable to noncontrolling interests	15	18	(3)	(17)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	13	16	(3)	(19)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	—	(1)	1	100%
Taxes on adjustments	(1)	—	(1)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$12	$15	$(3)	(20)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended June 30, 2017 and 2016, net investment gains were adjusted for the portion of net investment gains attributable to noncontrolling interests of $2 million and $1 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower premiums and investment income, partially offset by lower losses in the current year.

Revenues

Premiums decreased largely due to the seasoning of our smaller prior year in-force blocks of business and lower policy cancellations, partially offset by lower reinsurance in the current year.

Net investment income decreased primarily from lower average invested assets and lower yields in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely attributable to $6 million of favorable non-reinsurance recoveries on paid claims and lower new delinquencies, net of cures, partially offset by a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year.

Acquisition and operating expenses, net of deferrals, decreased primarily from an $8 million reclassification of contract fees amortization expense to amortization of deferred acquisition costs and intangibles, as well as lower employee compensation and benefit expenses and a decrease in professional fees in the current year.

Amortization of deferred acquisition costs and intangibles increased as a result of an $8 million reclassification of contract fees amortization expense from acquisition and operating expenses, net of deferrals, as discussed above, and higher contract fees being amortized in the current year.

Provision for income taxes. The effective tax rate increased to 33.2% for the three months ended June 30, 2017 from 32.2% for the three months ended June 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$159	$167	$(8)	(5)%
Net investment income	38	49	(11)	(22)%
Net investment gains (losses)	22	2	20	NM (1)

Total revenues	219	218	1	—%

Benefits and expenses:
Benefits and other changes in policy reserves	55	52	3	6%
Acquisition and operating expenses, net of deferrals	32	44	(12)	(27)%
Amortization of deferred acquisition costs and intangibles	21	7	14	200%
Interest expense	4	6	(2)	(33)%

Total benefits and expenses	112	109	3	3%

Income from continuing operations before income taxes	107	109	(2)	(2)%
Provision for income taxes	36	35	1	3%

Income from continuing operations	71	74	(3)	(4)%
Less: income from continuing operations attributable to noncontrolling interests	38	39	(1)	(3)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	33	35	(2)	(6)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(11)	(1)	(10)	NM (1)
Taxes on adjustments	3	—	3	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$25	$34	$(9)	(26)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the six months ended June 30, 2017 and 2016, net investment gains were adjusted for the portion of net investment gains attributable to noncontrolling interests of $11 million and $1 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower premiums and investment income, as well as higher losses in the current year.

Revenues

Premiums decreased predominantly from the seasoning of our smaller prior year in-force blocks of business, partially offset by higher policy cancellations and lower reinsurance in the current year. The six months ended June 30, 2017 included an increase of $4 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from lower average invested assets and lower yields in the current year.

Net investment gains in the current year were mainly related to net gains from the sale of investment securities due to the rebalancing of our portfolio.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year. These increases were partially offset by $6 million of favorable non-reinsurance recoveries on paid claims.

Acquisition and operating expenses, net of deferrals, decreased primarily from an $8 million reclassification of contract fees amortization expense to amortization of deferred acquisition costs and intangibles, as well as lower employee compensation and benefit expenses and a decrease in professional fees in the current year.

Amortization of deferred acquisition costs and intangibles increased as a result of an $8 million reclassification of contract fees amortization expense from acquisition and operating expenses, net of deferrals, as discussed above, and higher contract fees being amortized in the current year.

Provision for income taxes. The effective tax rate increased to 33.6% for the six months ended June 30, 2017 from 32.5% for the six months ended June 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year.

Australia Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Primary insurance in-force	$247,700	$241,100	$6,600	3%
Risk in-force	86,200	84,000	2,200	3%

Three months ended June 30,	Increase (decrease) and percentage change	Six months ended June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
New insurance written	$4,700	$5,800	$(1,100)	(19)%	$9,800	$10,200	$(400)	(4)%
Net premiums written	58	65	(7)	(11)%	112	112	—	—%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the three and six months ended June 30, 2017 and 2016, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force and risk in-force increased primarily from increases of $7.8 billion and $2.7 billion, respectively, from changes in foreign exchange rates.

New insurance written

New insurance written decreased for the three and six months ended June 30, 2017 mainly attributable to lower market penetration from a change in customer mix. The six months ended June 30, 2017 also included a decrease from lower flow mortgage insurance written as a result of regulatory changes, partially offset by higher bulk mortgage insurance written. The six months ended June 30, 2017 included an increase of $300 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2017, our unearned premium reserves were $856 million, compared to $926 million as of June 30, 2016.

Net premiums written, excluding the impacts of foreign exchange rates, decreased for the three and six months ended June 30, 2017 primarily from lower market penetration from a change in customer mix. The six months ended June 30, 2017 included an increase of $3 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Loss ratio	34%	36%	(2)%	34%	31%	3%
Expense ratio (net earned premiums)	34%	33%	1%	34%	30%	4%
Expense ratio (net premiums written)	46%	44%	2%	48%	45%	3%

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

The loss ratio decreased for the three months ended June 30, 2017 largely attributable to lower losses due to $6 million of favorable non-reinsurance recoveries on paid claims, as well as lower delinquencies net of cures, partially offset by a higher average reserve per delinquency. The loss ratio increased for the six months ended June 30, 2017 largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year. These increases were partially offset by the favorable non-reinsurance recoveries.

The expense ratio (net earned premiums) increased for the three and six months ended June 30, 2017 primarily from lower net earned premiums in the current year.

The expense ratio (net premiums written) increased for the three and six months ended June 30, 2017. The increase for the three months ended June 30, 2017 was primarily due to lower net premiums written and the increase for the six months ended June 30, 2017 was primarily from higher contract fees in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	June 30, 2017	December 31, 2016	June 30, 2016
Primary insured loans in-force	1,438,100	1,464,139	1,477,826
Delinquent loans	7,285	6,731	6,413
Percentage of delinquent loans (delinquency rate)	0.51%	0.46%	0.43%
Flow loans in-force	1,325,477	1,354,616	1,364,756
Flow delinquent loans	7,007	6,451	6,143
Percentage of flow delinquent loans (delinquency rate)	0.53%	0.48%	0.45%
Bulk loans in-force	112,623	109,523	113,070
Bulk delinquent loans	278	280	270
Percentage of bulk delinquent loans (delinquency rate)	0.25%	0.26%	0.24%

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

	Percent of primary risk in-force as of June 30, 2017	Delinquency rate
		June 30, 2017	December 31, 2016	June 30, 2016
By state and territory:
New South Wales	28%	0.32%	0.30%	0.30%
Queensland	23	0.72%	0.66%	0.62%
Victoria	23	0.41%	0.38%	0.37%
Western Australia	12	0.86%	0.74%	0.61%
South Australia	6	0.65%	0.61%	0.59%
Australian Capital Territory	3	0.20%	0.17%	0.19%
Tasmania	2	0.37%	0.35%	0.36%
New Zealand	2	0.08%	0.07%	0.10%
Northern Territory	1	0.44%	0.36%	0.27%

Total	100%	0.51%	0.46%	0.43%

Delinquency rates increased in the current year compared to December 31, 2016 and June 30, 2016 primarily from higher new delinquencies attributable to economic pressures, particularly in commodity-dependent regions.

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

One of our strategic objectives is to separate, then isolate, through a series of internal transactions, our long-term care insurance business from our other U.S. life insurance businesses. Our goal under the plan has been to align substantially all of our in-force life insurance and annuity business under GLAIC, our Virginia domiciled life insurance company, and substantially all long-term care insurance business under GLIC, our Delaware domiciled life insurance company. As part of this strategic objective, effective April 1, 2017, GLAIC assumed risk on a coinsurance basis for certain blocks of term life insurance, universal life insurance and single premium whole life insurance from GLIC. Effective July 1, 2017, GLIC recaptured certain single premium deferred annuity products previously ceded to GLAIC. In addition, effective July 1, 2017, GLAIC assumed risk on a modified coinsurance basis for certain blocks of fixed annuities, including those single premium deferred annuity products recaptured by GLIC, and certain corporate-owned life insurance policies from GLIC. As a result, there is expected to be an adverse impact on GLIC’s risk-based capital ratio of between 15 and 20 points in the third quarter of 2017. However, the April 1, 2017 transactions had no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. GAAP as the financial impact of the intercompany reinsurance was eliminated in consolidation. We expect the July 1, 2017 transactions will have no impact on U.S. GAAP results similar to the April 1, 2017 transactions. These transactions complete our goal to align substantially all of our in-force life insurance and annuity business under GLAIC and substantially all long-term care insurance business under GLIC. All of these transactions were also required under the Merger Agreement with China Oceanwide. The reinsurance treaties effective July 1, 2017 include provisions that require us to unwind or void these treaties in the event the merger transaction with China Oceanwide is terminated.

In addition, a holding company will pursue the purchase of GLAIC from GLIC at fair market value, subject to applicable regulatory approvals. Together with the internal reinsurance transactions completed in April 2017 and July 2017, finalization of the GLAIC sale, if completed, would isolate our long-term care insurance business from our other U.S. life insurance businesses and achieve this strategic objective.

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

In the fourth quarter of 2016, we performed our loss recognition and cash flow testing. We incorporated the assumption and methodology changes made in the third quarter of 2016 into these tests. These changes had a material negative impact on the margins of our long-term care insurance block, excluding the acquired block. The acquired block has a higher percentage of indemnity policies and was positively affected by the new claim assumptions. As a part of the process, we considered incremental benefits from expected future rate actions that helped mitigate the impact of these changes. As part of the annual testing, we also reviewed assumptions for incidence and interest rates, among other assumptions. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition and cash flow testing results. As of December 31, 2016, our loss recognition testing margins for our long-term care insurance business were positive but were significantly reduced from the 2015 levels. Any further materially adverse changes to our claim reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business.

As a result of our annual statutory cash flow testing in the fourth quarter of 2016, GLICNY our insurance subsidiary domiciled in New York, did not require any additional statutory reserves. However, in the second quarter of 2017, the New York Department of Financial Services required GLICNY to record an additional $58 million of statutory long-term care insurance reserves related to cash flow testing. GLICNY now currently expects to record an aggregate of approximately $178 million of additional statutory reserves over the next 18 months.

In connection with the updated assumptions and methodologies that increased claim reserves on existing claims in our 2016 review, we now establish higher claim reserves on new claims, which will decrease earnings in future periods in which the higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts, unlimited benefit pools and higher inflation factors going on claim. Also, we expect growth in new claims as our blocks of business continue to age. In addition, premiums will decline as policies terminate from mortality and lapses. We previously expected the remaining quarterly benefits of our in-force rate actions, in aggregate, to be lower in 2017 than the levels we experienced in 2016 as the implementation of certain rate increase approvals were largely completed in the third quarter of 2016. However, during 2017, quarterly income benefits of our in-force rate actions have increased sequentially each quarter. We now expect the 2017 income benefits of the in-force rate actions, in aggregate, to be at or above those recognized in 2016.

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved premium rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the six months ended June 30, 2017 was 72% compared to 69% for the six months ended June 30, 2016.

Our long-term care insurance sales decreased 54% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Sales decreased primarily due to our lower ratings. We expect that our sales will continue to be adversely impacted by our current ratings. Future adverse ratings announcements or actions could negatively impact our sales levels further.

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

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases on issued policies. For an update on rate actions, refer to “—Significant Developments—U.S. Life Insurance.” We have suspended sales in Hawaii, Massachusetts, New Hampshire and Vermont, and will consider taking similar actions in the future, in other states where we are unable to obtain satisfactory rate increases on in-force policies and/or unable to obtain approval for new products. We will also consider litigation against states that decline actuarially justified rate increases. We are currently in litigation with one state that has refused to approve actuarially justified rate actions. The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.

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

Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 transition to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we may experience volatility in DAC amortization, premiums and mortality experience, which may reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000. In 2017, we have experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed level premium rate periods. As of June 30, 2017, our term life insurance products had a DAC balance of $1.4 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

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

We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns. However, if interest rates remain at current levels or decrease further, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Beginning in the second quarter of 2016, our loss recognition testing resulted in a premium deficiency on our fixed immediate annuity products driven by the low interest rate environment. Due to the premium deficiency that existed in 2016 and the current low interest rate environment, we continue to monitor our fixed immediate annuity products more frequently than annually and have recorded additional charges in 2017 as a result of continued low interest rates. If interest rates remain at the current levels or increase at a slower pace than we assumed, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected in net income if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income, and would result in higher income recognition over the remaining duration of the in-force block.

For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$736	$756	$(20)	(3)%
Net investment income	694	670	24	4%
Net investment gains (losses)	57	114	(57)	(50)%
Policy fees and other income	170	180	(10)	(6)%

Total revenues	1,657	1,720	(63)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,163	1,089	74	7%
Interest credited	129	143	(14)	(10)%
Acquisition and operating expenses, net of deferrals	144	199	(55)	(28)%
Amortization of deferred acquisition costs and intangibles	101	84	17	20%
Interest expense	3	5	(2)	(40)%

Total benefits and expenses	1,540	1,520	20	1%

Income from continuing operations before income taxes	117	200	(83)	(42)%
Provision for income taxes	41	70	(29)	(41)%

Income from continuing operations	76	130	(54)	(42)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	(57)	(119)	62	52%
Expenses related to restructuring	—	3	(3)	(100)%
(Gains) losses on sale of businesses	—	(1)	1	100%
Taxes on adjustments	20	42	(22)	(52)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$39	$55	$(16)	(29)%

(1)	For the three months ended June 30, 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(5) million.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$33	$37	$(4)	(11)%
Life insurance	(1)	31	(32)	(103)%
Fixed annuities	7	(13)	20	154%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$39	$55	$(16)	(29)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•	Our long-term care insurance business decreased $4 million primarily from higher severity on new claims. The decrease was also attributable to higher incremental reserves recorded in connection with an accrual for profits followed by losses as a result of higher profitability driven by favorable claim terminations in the current year. The current year included $13 million of favorable reserve corrections, net of an adjustment for profits followed by loss reserves, associated with recorded initial claim dates. In the prior year, we had $44 million of unfavorable adjustments which included refinements to the calculations of reserves that did not recur.

•	Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $1 million in the current year compared to adjusted operating income available to Genworth Financial Inc.’s common stockholders of $31 million in the prior year. The adjusted operating loss in the current year was predominantly from a $20 million net unfavorable term conversion mortality assumption correction and from unfavorable mortality primarily in our term life insurance products, partially offset by a net $6 million favorable refinement in the current year. The change was also attributable to higher reserve and DAC amortization impacts associated with the fourth quarter of 2016 assumption review and higher DAC amortization from lapses in the current year.

•	Our fixed annuities business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $7 million in the current year compared to an adjusted operating loss available to Genworth Financial Inc.’s common stockholders of $13 million in the prior year. In the current year, loss recognition testing resulted in a less unfavorable charge of $10 million in our fixed immediate annuity products. The prior year included a $7 million net unfavorable impact from the recapture of certain life-contingent products by a third party that did not recur.

Revenues

Premiums

•	Our long-term care insurance business decreased $13 million mainly from policy terminations, partially offset by $25 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business decreased $7 million mainly driven by continued runoff of our term life insurance products and higher lapses primarily from our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed premium rate periods in the current year.

Net investment income

•	Our long-term care insurance business increased $25 million largely from higher average invested assets due to growth of our in-force block, partially offset by lower reinvestment yields in the current year.

•	Our life insurance business increased $9 million primarily due to a favorable prepayment speed adjustment on structured securities in the current year compared to an unfavorable adjustment in the prior year.

•	Our fixed annuities business decreased $10 million largely attributable to lower average invested assets in the current year.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business decreased $95 million primarily related to lower net gains from the sale of investment securities in the current year. Net investment gains in the prior year were largely related to net gains of $130 million from the sale of U.S. Government Treasury Inflation Protected Securities (“TIPS”) that did not recur.

•	Our life insurance business had net investment gains of $5 million in the current year compared to net investment losses of $1 million in the prior year. Net investment gains in the current year resulted mainly from gains from the sale of investment securities. Net investment losses in the prior year were primarily related to impairments.

•	Our fixed annuities business had net investment gains of $8 million in the current year compared to losses of $24 million in the prior year. Net investment gains in the current year were driven by derivative gains and gains on the sale of securities, partially offset by losses on embedded derivatives. Net investment losses in the prior year were related to impairments, losses from the sale of investment securities and losses on embedded derivatives, partially offset by derivative gains.

Policy fees and other income. The decrease was mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $15 million mainly from aging and growth of the in-force block and higher severity on new claims in the current year. The increase was also attributable to higher incremental reserves of $48 million recorded in connection with an accrual for profits followed by losses and a $17 million less favorable impact from reduced benefits in the current year related to in-force rate actions approved and implemented. These increases were partially offset by $68 million of unfavorable adjustments which included refinements to the calculations of reserves in the prior year that did not recur.

•	Our life insurance business increased $17 million attributable to unfavorable mortality primarily in our term life insurance products in the current year.

•	Our fixed annuities business increased $42 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur.

Interest credited. Interest credited decreased mostly driven by our fixed annuities business predominantly from lower average account values and a decrease in crediting rates in the current year.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, decreased mainly from our fixed annuities business largely attributable to a $55 million payment in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business increased $35 million largely related to a $41 million unfavorable term conversion mortality assumption correction and higher amortization in our term universal life insurance product reflecting previously updated lapse assumptions. In the current year, we have also experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed level premium rate periods. These increases were partially offset by an $11 million refinement related to reinsurance rates in the current year.

•	Our fixed annuities business decreased $15 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million in the prior year that did not recur.

Provision for income taxes. The effective tax rate was 35.3% for the three months ended June 30, 2017 and 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$1,494	$1,192	$302	25%
Net investment income	1,375	1,354	21	2%
Net investment gains (losses)	64	98	(34)	(35)%
Policy fees and other income	340	357	(17)	(5)%

Total revenues	3,273	3,001	272	9%

Benefits and expenses:
Benefits and other changes in policy reserves	2,327	1,847	480	26%
Interest credited	261	287	(26)	(9)%
Acquisition and operating expenses, net of deferrals	301	364	(63)	(17)%
Amortization of deferred acquisition costs and intangibles	171	162	9	6%
Interest expense	6	33	(27)	(82)%

Total benefits and expenses	3,066	2,693	373	14%

Income from continuing operations before income taxes	207	308	(101)	(33)%
Provision for income taxes	73	109	(36)	(33)%

Income from continuing operations	134	199	(65)	(33)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	(65)	(108)	43	40%
(Gains) losses from life block transactions	—	9	(9)	(100)%
Expenses related to restructuring	—	18	(18)	(100)%
(Gains) losses on sale of businesses	—	(1)	1	100%
Taxes on adjustments	23	29	(6)	(21)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$92	$146	$(54)	(37)%

(1)	For the six months ended June 30, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million and $(10) million, respectively.

The following table sets forth adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$47	$71	$(24)	(34)%
Life insurance	15	62	(47)	(76)%
Fixed annuities	30	13	17	131%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$92	$146	$(54)	(37)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

•	Our long-term care insurance business decreased $24 million primarily from higher severity on new claims and higher incremental reserves of $41 million recorded in connection with an accrual for profits followed by losses as a result of higher profitability driven by favorable claim terminations in the current year. These decreases were partially offset by $44 million of unfavorable adjustments which included refinements to the calculations of reserves in the prior year that did not recur and higher incremental premiums and reduced benefits of $10 million from in-force rate actions approved and implemented.

•	Our life insurance business decreased $47 million predominantly from a $20 million net unfavorable term conversion mortality assumption correction and from unfavorable mortality in the current year. The decrease was also attributable to higher reserves in the current year reflecting previously updated assumptions from the fourth quarter of 2016. These decreases were partially offset by lower financing costs in the current year.

•	Our fixed annuities business increased $17 million predominantly from a less unfavorable charge of $7 million in our fixed immediate annuity products related to loss recognition testing and a $7 million net unfavorable impact from the recapture of certain life-contingent products by a third-party in the prior year that did not recur. The increase was also attributable to favorable mortality and lower operating expenses in the current year.

Revenues

Premiums

•	Our long-term care insurance business increased $3 million largely from $50 million of increased premiums in the current year from in-force rate actions approved and implemented, mostly offset by policy terminations in the current year.

•	Our life insurance business increased $302 million mainly attributable to the impact of a reinsurance treaty under which we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in the current year.

•	Our fixed annuities business decreased $3 million principally from suspending sales of our life-contingent products on March 7, 2016.

Net investment income

•	Our long-term care insurance business increased $52 million largely from higher average invested assets due to growth of our in-force block and $6 million of higher income related to inflation-driven volatility on TIPS, partially offset by lower yields in the current year.

•	Our fixed annuities business decreased $32 million largely due to lower average invested assets in the current year.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business decreased $96 million primarily related to lower net gains from the sale of investment securities in the current year. Net investment gains in the prior year were largely related to net gains of $130 million from the sale of TIPS that did not recur.

•	Net investment gains in our life insurance business increased $7 million largely from higher gains from the sale of investment securities and lower impairments in the current year.

•	Our fixed annuities business had net investment gains of $9 million in the current year compared to net investment losses of $46 million in the prior year. Net investment gains in the current year resulted from derivatives gains and gains on the sale of investment securities, partially offset by losses on embedded derivatives. Net investment losses in the prior year related to impairments, losses on the sale of investment securities, losses on embedded derivatives and derivative losses.

Policy fees and other income. The decrease was mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $74 million mainly from aging and growth of the in-force block and higher severity on new claims in the current year. The increase was also attributable to higher incremental reserves of $63 million recorded in connection with an accrual for profits followed by losses and a $31 million less favorable impact from reduced benefits in the current year related to in-force rate actions approved and implemented. These increases were partially offset by $68 million of unfavorable adjustments which included refinements to the calculations of reserves in the prior year that did not recur and favorable claim terminations in the current year.

•	Our life insurance business increased $365 million principally related to the impact of a reinsurance treaty under which we initially ceded $331 million of certain term life insurance reserves as part of a life block transaction in the first quarter of 2016. The increase was also attributable to higher universal and term universal life insurance reserves reflecting our previously updated assumptions from the fourth quarter of 2016 and unfavorable mortality in the current year.

•	Our fixed annuities business increased $41 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur, partially offset by favorable mortality in the current year.

Interest credited. Interest credited decreased driven mostly by our fixed annuities business predominantly from lower average account values and a decrease in crediting rates in the current year.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business increased $21 million from guaranty fund assessments in connection with the Penn Treaty liquidation in the current year.

•	Our life insurance business decreased $24 million primarily from lower operating expenses attributable to the suspension of sales on March 7, 2016. The decrease was also attributable to $7 million of restructuring charges and expenses of $5 million associated with the life block transaction in the first quarter of 2016 that did not recur.

•	Our fixed annuities business decreased $60 million largely attributable to a $55 million payment in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur, lower operating expenses as a result of the suspension of sales on March 7, 2016 and $3 million of restructuring charges in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $6 million principally from a smaller in-force block in the current year as a result of lower sales.

•	Our life insurance business increased $31 million largely related to a $41 million unfavorable term conversion mortality assumption correction and higher amortization in our term universal life insurance product reflecting previously updated lapse assumptions, partially offset by an $11 million refinement related to reinsurance rates in the current year. The prior year included the write-off of $3 million of computer software in connection with a restructuring charge that did not recur.

•	Our fixed annuities business decreased $16 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million in the prior year that did not recur.

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

Provision for income taxes. The effective tax rate was 35.3% for the six months ended June 30, 2017 and 2016.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our long-term care insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Net earned premiums:
Individual long-term care insurance	$596	$610	$(14)	(2)%	$1,202	$1,201	$1	—%
Group long-term care insurance	27	26	1	4%	55	53	2	4%

Total	$623	$636	$(13)	(2)%	$1,257	$1,254	$3	—%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$2	$4	$(2)	(50)%	$4	$9	$(5)	(56)%
Group long-term care insurance	1	2	(1)	(50)%	2	4	(2)	(50)%

Total	$3	$6	$(3)	(50)%	$6	$13	$(7)	(54)%

Loss ratio	71%	70%	1%		72%	69%	3%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums decreased for the three months ended June 30, 2017 mostly from policy terminations, partially offset by $25 million of increased premiums in the current year from in-force rate actions approved and implemented.

Net earned premiums increased for the six months ended June 30, 2017 mostly from $50 million of increased premiums in the current year from in-force rate actions approved and implemented, mostly offset by policy terminations in the current year.

Annualized first-year premiums and deposits decreased principally from lower sales due to our current ratings.

The loss ratio increased slightly for the three months ended June 30, 2017 largely related to the increase in benefits and other changes in reserves and from lower premiums as discussed above.

The loss ratio increased for the six months ended June 30, 2017 largely related to the increase in benefits and other changes in reserves as discussed above.

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Term and whole life insurance
Net earned premiums	$113	$120	$(7)	(6)%	$237	$(65)	$302	NM (1)
Sales	—	2	(2)	(100)%	—	7	(7)	(100)%
Term universal life insurance
Net deposits	$63	$65	$(2)	(3)%	$125	$129	$(4)	(3)%
Universal life insurance
Net deposits	$81	$100	$(19)	(19)%	$169	$211	$(42)	(20)%
Sales:
Universal life insurance	—	1	(1)	(100)%	1	3	(2)	(67)%
Linked-benefits	—	1	(1)	(100)%	—	3	(3)	(100)%
Total life insurance
Net earned premiums and deposits	$257	$285	$(28)	(10)%	$531	$275	$256	93%
Sales:
Term life insurance	—	2	(2)	(100)%	—	7	(7)	(100)%
Universal life insurance	—	1	(1)	(100)%	1	3	(2)	(67)%
Linked-benefits	—	1	(1)	(100)%	—	3	(3)	(100)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

	As of June 30,		Percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Term and whole life insurance
Life insurance in-force, net of reinsurance	$199,028	$206,065	(3)%
Life insurance in-force before reinsurance	474,899	500,844	(5)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$120,264	$124,614	(3)%
Life insurance in-force before reinsurance	121,132	125,529	(4)%
Universal life insurance
Life insurance in-force, net of reinsurance	$37,842	$40,831	(7)%
Life insurance in-force before reinsurance	43,328	46,769	(7)%
Total life insurance
Life insurance in-force, net of reinsurance	$357,134	$371,510	(4)%
Life insurance in-force before reinsurance	639,359	673,142	(5)%

Term and whole life insurance

Net earned premiums decreased during the three months ended June 30, 2017 primarily from continued runoff of our term life insurance products and higher lapses primarily from our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed premium rate periods in the current year.

The increase in net earned premiums for the six months ended June 30, 2017 was primarily related to the impact of a reinsurance treaty under which we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in the current year.

Sales of our term life insurance product decreased from the suspension of sales of our traditional life insurance products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits decreased from the suspension of sales of our traditional life insurance products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Single Premium Deferred Annuities
Account value, beginning of period	$11,585	$12,397	$11,806	$12,480
Deposits	2	10	4	172
Surrenders, benefits and product charges	(343)	(295)	(648)	(609)

Net flows	(341)	(285)	(644)	(437)
Interest credited and investment performance	77	79	159	148

Account value, end of period	$11,321	$12,191	$11,321	$12,191

Single Premium Immediate Annuities
Account value, beginning of period	$4,781	$5,163	$4,853	$5,180
Premiums and deposits	19	24	40	50
Surrenders, benefits and product charges	(148)	(206)	(323)	(399)

Net flows	(129)	(182)	(283)	(349)
Interest credited	53	58	107	117
Effect of accumulated net unrealized investment gains (losses)	47	159	75	250

Account value, end of period	$4,752	$5,198	$4,752	$5,198

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,059	$1,065	$1,061	$1,066
Surrenders, benefits and product charges	(18)	(18)	(34)	(33)

Net flows	(18)	(18)	(34)	(33)
Interest credited	14	14	28	28

Account value, net of reinsurance, end of period	$1,055	$1,061	$1,055	$1,061

Total premiums from fixed annuities	$—	$—	$—	$3

Total deposits from fixed annuities	$21	$34	$44	$219

Single Premium Deferred Annuities

Account value of our single premium deferred annuities decreased as surrenders and benefits outpaced interest credited and deposits. Deposits decreased primarily related to the suspension of sales of our traditional fixed annuity products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

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

Segment results of operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Net investment income	$41	$36	$5	14%
Net investment gains (losses)	7	(13)	20	154%
Policy fees and other income	41	42	(1)	(2)%

Total revenues	89	65	24	37%

Benefits and expenses:
Benefits and other changes in policy reserves	9	9	—	—%
Interest credited	34	30	4	13%
Acquisition and operating expenses, net of deferrals	16	18	(2)	(11)%
Amortization of deferred acquisition costs and intangibles	7	12	(5)	(42)%
Interest expense	1	—	1	NM (1)

Total benefits and expenses	67	69	(2)	(3)%

Income (loss) from continuing operations before income taxes	22	(4)	26	NM (1)
Provision (benefit) for income taxes	7	(2)	9	NM (1)

Income (loss) from continuing operations	15	(2)	17	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(7)	12	(19)	(158)%
Taxes on adjustments	3	(4)	7	175%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$11	$6	$5	83%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended June 30, 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily driven by favorable equity market performance in the current year.

Revenues

Net investment income increased primarily driven by higher policy loan income in our corporate-owned life insurance products in the current year.

Net investment gains in the current year were primarily related to derivative gains. Net investment losses in the prior year were largely related to losses on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”), partially offset by derivative gains.

Benefits and expenses

Interest credited increased largely related to higher cash values in our corporate-owned life insurance products in the current year.

Amortization of deferred acquisition costs and intangibles decreased related to our variable annuity products principally from favorable equity market performance in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 29.7% for the three months ended June 30, 2017 from 69.0% for the three months ended June 30, 2016. The decrease in the effective tax rate is primarily attributable to changes in tax favored investments in relation to pre-tax results in the current year compared to the prior year.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Net investment income	$79	$71	$8	11%
Net investment gains (losses)	15	(21)	36	171%
Policy fees and other income	82	84	(2)	(2)%

Total revenues	176	134	42	31%

Benefits and expenses:
Benefits and other changes in policy reserves	13	24	(11)	(46)%
Interest credited	69	63	6	10%
Acquisition and operating expenses, net of deferrals	31	34	(3)	(9)%
Amortization of deferred acquisition costs and intangibles	13	18	(5)	(28)%
Interest expense	1	—	1	NM (1)

Total benefits and expenses	127	139	(12)	(9)%

Income (loss) from continuing operations before income taxes	49	(5)	54	NM (1)
Provision (benefit) for income taxes	15	(4)	19	NM (1)

Income (loss) from continuing operations	34	(1)	35	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(14)	16	(30)	(188)%
Taxes on adjustments	5	(5)	10	200%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$25	$10	$15	150%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the six months ended June 30, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million and $(5) million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily driven by favorable equity market performance in the current year.

Revenues

Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in the current year.

Net investment gains in the current year were primarily related to gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative losses. Net investment losses in the prior year were largely related to losses on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative gains and net gains from the sale of investment securities.

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

Provision (benefit) for income taxes. The effective tax rate decreased to 30.3% for the six months ended June 30, 2017 from 87.8% for the six months ended June 30, 2016. The decrease in the effective tax rate was primarily attributable to tax favored investments in relation to pre-tax results in the current year compared to the prior year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$4,560	$4,888	$4,581	$4,942
Deposits	4	5	8	11
Surrenders, benefits and product charges	(138)	(141)	(293)	(280)

Net flows	(134)	(136)	(285)	(269)
Interest credited and investment performance	100	97	230	176

Account value, end of period	$4,526	$4,849	$4,526	$4,849

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,162	$1,200	$1,167	$1,241
Deposits	1	3	4	4
Surrenders, benefits and product charges	(50)	(54)	(110)	(107)

Net flows	(49)	(51)	(106)	(103)
Interest credited and investment performance	36	28	88	39

Account value, net of reinsurance, end of period	$1,149	$1,177	$1,149	$1,177

Variable Life Insurance
Account value, beginning of period	$291	$283	$283	$291
Deposits	2	2	4	4
Surrenders, benefits and product charges	(8)	(7)	(17)	(17)

Net flows	(6)	(5)	(13)	(13)
Interest credited and investment performance	10	5	25	5

Account value, end of period	$295	$283	$295	$283

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased compared to March 31, 2017 and December 31, 2016 primarily related to surrenders outpacing favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account values compared to March 31, 2017 and December 31, 2016 was primarily the result of surrenders outpacing favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
GICs, FABNs and Funding Agreements
Account value, beginning of period	$560	$561	$560	$410
Deposits	—	—	—	150
Surrenders and benefits	(102)	(1)	(104)	(2)

Net flows	(102)	(1)	(104)	148
Interest credited	2	1	4	3

Account value, end of period	$460	$561	$460	$561

Account value related to our institutional products decreased compared to March 31, 2017 and December 31, 2016 mainly attributable to scheduled maturities of certain products in the current year. Deposits in the prior year related to funding agreements for asset-liability management and yield enhancement.

Corporate and Other Activities

Results of operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$1	$3	$(2)	(67)%
Net investment income	—	1	(1)	(100)%
Net investment gains (losses)	(12)	(65)	53	82%
Policy fees and other income	(2)	76	(78)	(103)%

Total revenues	(13)	15	(28)	(187)%

Benefits and expenses:
Benefits and other changes in policy reserves	—	1	(1)	(100)%
Acquisition and operating expenses, net of deferrals	14	25	(11)	(44)%
Interest expense	63	68	(5)	(7)%

Total benefits and expenses	77	94	(17)	(18)%

Loss from continuing operations before income taxes	(90)	(79)	(11)	(14)%
Benefit for income taxes	(39)	(31)	(8)	(26)%

Loss from continuing operations	(51)	(48)	(3)	(6)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	12	65	(53)	(82)%
(Gains) losses on sale of businesses	—	(9)	9	100%
(Gains) losses on early extinguishment of debt	—	(64)	64	100%
Expenses related to restructuring	—	2	(2)	(100)%
Taxes on adjustments	(4)	2	(6)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s
common stockholders	$(43)	$(52)	$9	17%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower operating expenses and interest expense, along with higher tax benefits in the current year.

Revenues

The decrease in net investment losses was primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in the prior year that did not recur, partially offset by higher losses from the sale of investment securities in the current year.

Policy fees and other income in the prior year included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pac Life that did not recur.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower legal fees, partially offset by higher consulting fees in the current year.

Interest expense decreased largely driven by a contractual change in our junior subordinated notes related to an interest rate change from fixed to floating rates in the current year.

The increase in the benefit for income taxes was primarily related to tax benefits from lower taxed foreign income in the current year. This increase was partially offset by a decrease in the tax expense related to stock based compensation and state income taxes in the current year.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$3	$9	$(6)	(67)%
Net investment income	1	3	(2)	(67)%
Net investment gains (losses)	(24)	(79)	55	70%
Policy fees and other income	(3)	77	(80)	(104)%

Total revenues	(23)	10	(33)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	1	3	(2)	(67)%
Acquisition and operating expenses, net of deferrals	28	162	(134)	(83)%
Interest expense	116	138	(22)	(16)%

Total benefits and expenses	145	303	(158)	(52)%

Loss from continuing operations before income taxes	(168)	(293)	125	43%
Benefit for income taxes	(62)	(127)	65	51%

Loss from continuing operations	(106)	(166)	60	36%
Adjustments to loss from continuing operations:
Net investment (gains) losses	24	79	(55)	(70)%
(Gains) losses on sale of businesses	—	(2)	2	100%
(Gains) losses on early extinguishment of debt	—	(48)	48	100%
Expenses related to restructuring	1	2	(1)	(50)%
Fees associated with bond consent solicitation	—	18	(18)	(100)%
Taxes on adjustments	(8)	(40)	32	80%

Adjusted operating loss available to Genworth Financial, Inc.’s
common stockholders	$(89)	$(157)	$68	43%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower operating expenses and interest expense in the current year.

Revenues

Premiums decreased largely related to the sale of our European mortgage insurance business in May 2016.

The decrease in net investment losses was primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in the prior year that did not recur and from lower derivative losses in the current year. These decreases were partially offset by net losses from the sale investment securities in the current year compared to net gains in the prior year.

Policy fees and other income in the prior year included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pac Life that did not recur.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by expenses in the prior year that did not recur. The prior year expenses included $79 million of a litigation settlement and related legal expenses, $20 million of expenses related to the early redemption of debt, $18 million of bond consent fees and a $9 million loss related to the sale of our European mortgage insurance business. These decreases were partially offset by higher consulting fees in the current year.

Interest expense decreased largely driven by lower interest expense associated with a favorable correction of $11 million related to our Tax Matters Agreement liability and a contractual change in our junior subordinated notes related to an interest rate change from fixed to floating rates.

The decrease in the benefit for income taxes was primarily attributable to tax benefits in the prior year related to the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe that did not recur and tax expenses related to prior year true-ups recorded in the current year.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

The U.S. Federal Reserve raised its benchmark lending rate during the second quarter of 2017 and market expectations remain for one additional rate increase during 2017. Despite the Federal Reserve’s action, U.S. treasury yields were lower throughout the second quarter of 2017 but rose significantly in the last week of June 2017, in response to optimistic messaging from global central banks. Pro-growth stimulus policies are still uncertain and weaker inflation data has investors more cautious on the direction of longer term interest rates. U.S. equity and bond credit spreads increased during the second quarter of 2017, in large part to a healthy economy via low unemployment, steady gross domestic product growth and solid corporate earnings. U.S. fixed income markets saw reduced issuances but steady demand from foreign and domestic investors as they search for higher yields in a lower rate and spread environment. Global equity markets are generally higher and bond yields in the Eurozone increased compared to December 31, 2016, a marked change from the general trend of lower yields in those markets.

As of June 30, 2017, our fixed maturities securities portfolio, which was 96% investment grade, comprised 85% of our total investment portfolio. Our $3.8 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total investment portfolio as of June 30, 2017. We believe our energy portfolio is well-diversified and would expect manageable capital impact on our U.S. life insurance subsidiaries.

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

As of June 30, 2017, $14.3 billion notional of our derivatives portfolio was cleared through the CME. The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of June 30, 2017, we posted initial margin of $323 million to our clearing agents, which represented approximately $79 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of June 30, 2017, $6.1 billion notional of our derivatives portfolio was in bilateral OTC derivatives transactions pursuant to which we have posted aggregate independent amounts of $265 million and are holding collateral from counterparties in the amount of $112 million. We have notional of $245 million in bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings. Given our current ratings, our ability to enter into new derivatives transactions will be more limited.

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2017		2016		2017 vs. 2016
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$649	4.6%	$634	—%	$15
Fixed maturity securities—non-taxable	3.7%	3	3.6%	3	0.1%	—
Commercial mortgage loans	4.9%	76	5.0%	77	(0.1)%	(1)
Restricted commercial mortgage loans related to securitization entities	6.7%	2	8.0%	3	(1.3)%	(1)
Equity securities	5.3%	9	5.8%	7	(0.5)%	2
Other invested assets	55.6%	35	22.2%	33	33.4%	2
Restricted other invested assets related to securitization entities	4.8%	1	1.1%	1	3.7%	—
Policy loans	8.7%	39	8.2%	34	0.5%	5
Cash, cash equivalents and short-term investments	1.0%	10	0.6%	6	0.4%	4

Gross investment income before expenses and fees	4.7%	824	4.6%	798	0.1%	26
Expenses and fees	(0.1)%	(23)	(0.1)%	(19)	—%	(4)

Net investment income	4.6%	$801	4.5%	$779	0.1%	$22

Average invested assets and cash		$69,982		$69,417		$565

	Six months ended June 30,				Increase (decrease)
	2017		2016		2017 vs. 2016
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,290	4.6%	$1,275	—%	$15
Fixed maturity securities—non-taxable	3.7%	6	3.6%	6	0.1%	—
Commercial mortgage loans	5.0%	153	5.1%	158	(0.1)%	(5)
Restricted commercial mortgage loans related to securitization entities	6.5%	4	6.6%	5	(0.1)%	(1)
Equity securities	5.1%	17	5.6%	12	(0.5)%	5
Other invested assets	42.3%	67	23.5%	71	18.8%	(4)
Restricted other invested assets related to securitization entities	1.3%	1	1.6%	3	(0.3)%	(2)
Policy loans	9.1%	81	8.5%	69	0.6%	12
Cash, cash equivalents and short-term investments	0.9%	16	0.5%	11	0.4%	5

Gross investment income before expenses and fees	4.7%	1,635	4.6%	1,610	0.1%	25
Expenses and fees	(0.1)%	(44)	(0.1)%	(42)	—%	(2)

Net investment income	4.6%	$1,591	4.5%	$1,568	0.1%	$23

Average invested assets and cash		$69,828		$69,780		$48

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

For the three months ended June 30, 2017, annualized weighted-average investment yields increased on higher average invested assets. Net investment income included $10 million of higher favorable prepayment speed adjustments on structured securities and $5 million of higher limited partnership income in the current year.

For the six months ended June 30, 2017, annualized weighted-average investment yields increased on higher average invested assets. Net investment income included $6 million of higher income related to inflation-driven volatility on TIPS.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Available-for-sale securities:
Realized gains	$74	$150	$137	$166
Realized losses	(11)	(28)	(45)	(51)

Net realized gains (losses) on available-for-sale securities	63	122	92	115

Impairments:
Total other-than-temporary impairments	(2)	(22)	(3)	(33)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	(2)	(22)	(3)	(33)

Trading securities	1	16	1	44
Commercial mortgage loans	1	1	2	2
Net gains (losses) related to securitization entities	2	(61)	4	(53)
Derivative instruments	36	(24)	39	(62)
Other	—	(2)	—	(2)

Net investment gains (losses)	$101	$30	$135	$11

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

•	We recorded $20 million of lower net other-than-temporary impairments during the three months ended June 30, 2017. The total impairments of $2 million recorded during the three months ended June 30, 2017 related to equity securities and limited partnerships. Of the total impairments of $22 million recorded during the three months ended June 30, 2016, $16 million related to corporate securities and $4 million related to commercial mortgage loans.

•	Net investment gains related to derivatives of $36 million during the three months ended June 30, 2017 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and hedging programs for our runoff variable annuity products. These gains were partially offset by losses related to hedging programs for our fixed indexed annuity products and derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•	We recorded $59 million of lower net gains related to the sale of available-for-sale securities during the three months ended June 30, 2017. We recorded $15 million of lower gains during the three months ended June 30, 2017 related to trading securities primarily from a decline in our trading portfolio in the current year. We recorded $2 million of gains related to securitization entities during the three months ended June 30, 2017 compared to $61 million of losses during the three months ended June 30, 2016 primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in the prior year that did not recur.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

•	We recorded $30 million of lower net other-than-temporary impairments during the six months ended June 30, 2017. Of the total impairments recorded during the six months ended June 30, 2017 and 2016, $1 million and $24 million, respectively, related to corporate securities and $1 million and $3 million, respectively, related to limited partnerships. During the six months ended June 30, 2017, we recorded impairments of $1 million related to equity securities. During the six months ended June 30, 2016, we also recorded impairments of $4 million related to commercial mortgage loans.

•	Net investment gains related to derivatives of $39 million during the six months ended June 30, 2017 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and hedging programs for our runoff variable annuity products. These gains were partially offset by losses related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries and losses from hedging programs for our fixed indexed annuity products.

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

•	We recorded $23 million of lower net gains related to the sale of available-for-sale securities during the six months ended June 30, 2017. We recorded $43 million of lower net gains related to trading securities during the six months ended June 30, 2017 principally from a decline in our trading portfolio in the current year. We recorded $4 million of gains during the six months ended June 30, 2017 compared to $53 million of losses related to securitization entities during the six months ended June 30, 2016 primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in the prior year that did not recur.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,451	60%	$45,131	61%
Private	16,493	22	15,441	21
Equity securities, available-for-sale	855	1	632	1
Commercial mortgage loans	6,237	8	6,111	8
Restricted commercial mortgage loans related to securitization entities	118	—	129	—
Policy loans	1,824	2	1,742	2
Other invested assets	2,177	3	2,071	3
Restricted other invested assets related to securitization entities	81	—	312	—
Cash and cash equivalents	2,853	4	2,784	4

Total cash, cash equivalents and invested assets	$76,089	100%	$74,353	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2017, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of June 30, 2017, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,861	$775	$—	$(7)	$—	$5,629
State and political subdivisions	2,604	233	—	(31)	—	2,806
Non-U.S. government (1)	1,997	108	—	(14)	—	2,091
U.S. corporate:
Utilities	4,331	534	—	(17)	—	4,848
Energy	2,200	184	—	(14)	—	2,370
Finance and insurance	6,026	578	—	(14)	—	6,590
Consumer—non-cyclical	4,296	497	—	(11)	—	4,782
Technology and communications	2,502	187	—	(14)	—	2,675
Industrial	1,250	99	—	(5)	—	1,344
Capital goods	2,021	272	—	(6)	—	2,287
Consumer—cyclical	1,497	110	—	(8)	—	1,599
Transportation	1,082	103	—	(6)	—	1,179
Other	375	23	—	(1)	—	397

Total U.S. corporate (1)	25,580	2,587	—	(96)	—	28,071

Non-U.S. corporate:
Utilities	1,009	48	—	(4)	—	1,053
Energy	1,313	131	—	(10)	—	1,434
Finance and insurance	2,418	176	—	(4)	—	2,590
Consumer—non-cyclical	722	28	—	(4)	—	746
Technology and communications	979	67	—	(3)	—	1,043
Industrial	948	70	—	(3)	—	1,015
Capital goods	545	31	—	(2)	—	574
Consumer—cyclical	484	11	—	(1)	—	494
Transportation	638	70	—	(4)	—	704
Other	2,587	195	—	(5)	—	2,777

Total non-U.S. corporate (1)	11,643	827	—	(40)	—	12,430

Residential mortgage-backed (2)	4,045	269	13	(8)	—	4,319
Commercial mortgage-backed	3,330	111	2	(37)	—	3,406
Other asset-backed (2)	3,180	18	1	(7)	—	3,192

Total fixed maturity securities	57,240	4,928	16	(240)	—	61,944
Equity securities	692	176	—	(13)	—	855

Total available-for-sale securities	$57,932	$5,104	$16	$(253)	$—	$62,799

(1)	Fair value included European periphery exposure of $458 million in Ireland, $275 million in Spain, $128 million in Italy and $31 million in Portugal.
(2)	Fair value included $39 million collateralized by Alt-A residential mortgage loans and $27 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities increased $1.4 billion principally from higher net unrealized gains attributable to a decrease in treasury yields as well as changes in foreign exchange rates from the weakening of the U.S. dollar in the current year. These increases were partially offset by sales and maturities exceeding purchases in the current year.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the six months ended June 30, 2017, our exposure to the peripheral European countries increased by $103 million to $892 million with unrealized gains of

$68 million. Our exposure as of June 30, 2017 was diversified with direct exposure to local economies of $215 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $141 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $536 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	June 30, 2017
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to- value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$475	276	31%	$—	—
2005	446	130	43%	—	—
2006	398	101	50%	—	—
2007	347	90	52%	—	—
2008	132	25	53%	—	—
2009	—	—	—%	—	—
2010	84	16	48%	—	—
2011	210	47	46%	—	—
2012	570	86	52%	—	—
2013	759	133	53%	—	—
2014	872	144	60%	—	—
2015	918	142	65%	—	—
2016	609	100	68%	—	—
2017	430	73	70%	—	—

Total	$6,250	1,363	55%	$—	—

(1)	Represents weighted-average loan-to-value as of June 30, 2017.

	December 31, 2016
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to- value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$521	304	31%	$—	—
2005	469	135	43%	—	—
2006	434	105	52%	15	1
2007	452	126	54%	1	1
2008	135	25	54%	—	—
2009	—	—	—%	—	—
2010	89	17	48%	—	—
2011	215	47	47%	—	—
2012	588	88	52%	—	—
2013	781	136	54%	—	—
2014	892	147	61%	—	—
2015	932	143	65%	—	—
2016	617	100	69%	—	—

Total	$6,125	1,373	55%	$16	2

(1)	Represents weighted-average loan-to-value as of December 31, 2016.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Short-term investments	$946	44%	$352	17%
Derivatives	743	34	708	34
Limited partnerships	240	11	199	10
Securities lending collateral	226	10	534	25
Trading securities	—	—	259	13
Other investments	22	1	19	1

Total other invested assets	$2,177	100%	$2,071	100%

Short-term investments increased principally from higher net purchases in our Australia Mortgage Insurance and U.S. Life Insurance segments in the current year. Derivatives increased primarily attributable to changes in the long-term interest rate environment. Securities lending collateral decreased driven by market demand. Our investments in trading securities decreased from higher net sales.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2016	Additions	Maturities/ terminations	June 30, 2017
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,570	$—	$(215)	$11,355
Foreign currency swaps	Notional	22	—	—	22

Total cash flow hedges		11,592	—	(215)	11,377

Total derivatives designated as hedges		11,592	—	(215)	11,377

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	—	4,679
Foreign currency swaps	Notional	201	73	(4)	270
Credit default swaps	Notional	39	—	—	39
Credit default swaps related to securitization entities	Notional	312	—	(100)	212
Equity index options	Notional	2,396	951	(837)	2,510
Financial futures	Notional	1,398	2,908	(2,960)	1,346
Equity return swaps	Notional	165	108	(153)	120
Other foreign currency contracts	Notional	3,130	1,760	(453)	4,437

Total derivatives not designated as hedges		12,320	5,800	(4,507)	13,613

Total derivatives		$23,912	$5,800	$(4,722)	$24,990

(Number of policies)	Measurement	December 31, 2016	Additions	Maturities/ terminations	June 30, 2017
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	33,238	—	(1,498)	31,740
Fixed index annuity embedded derivatives	Policies	17,549	—	(248)	17,301
Indexed universal life embedded derivatives	Policies	1,074	1	(40)	1,035

The $1.1 billion increase in the notional value of derivatives was attributable to increase in our non-qualified other foreign currency contracts related to our derivative strategy to mitigate interest rate risk associated with our regulatory capital position.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered.

Consolidated Balance Sheets

Total assets. Total assets increased $358 million from $104,658 million as of December 31, 2016 to $105,016 million as of June 30, 2017.

•	Cash and cash equivalents and invested assets increased $1,736 million primarily from an increase of $1,372 million in fixed maturity securities and an increase of $223 million in equity securities. The increase in fixed maturity securities was predominantly related to a decrease in treasury yields and from the weakening of the U.S. dollar compared to the balance sheet rate at December 31, 2016, partially offset by a decrease in net trading activity. The increase in equity securities was primarily related to higher unrealized gains on preferred securities and from purchases mostly in our Canada and Australia mortgage insurance businesses. These increases were partially offset by a decrease of $231 million in restricted other invested assets related to securitization entities driven mostly by proceeds from sales and maturities, as we reposition these assets in connection with the maturity of the associated liabilities.

•	Deferred acquisition costs decreased $1,193 million predominantly related to our long-term care insurance business. We are required to analyze the impacts from net unrealized investment gains on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains were realized. As of June 30, 2017, due primarily to the decline in interest rates increasing unrealized investments gains, we reduced the DAC balance of our long-term care insurance business to zero, a cumulative decrease in the accumulated effect of net unrealized investment (gains) losses of approximately $1.3 billion, with an offsetting amount recorded in other comprehensive income. The decrease was also attributable to lower deferrals driven mostly by lower production in our U.S. Life Insurance segment in the current year. See note 7 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to DAC.

•	Reinsurance recoverable decreased $146 million mainly attributable to the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company, an affiliate of our former parent, GE.

Total liabilities. Total liabilities decreased $171 million from $90,191 million as of December 31, 2016 to $90,020 million as of June 30, 2017.

•	Future policy benefits increased $709 million primarily driven by an increase in our long-term care insurance business largely from the aging and growth of the in-force block in the current year.

•	Policyholder account balances decreased $691 million largely as a result of surrenders and benefits in our fixed annuities business and from scheduled maturities of certain institutional products in the current year.

•	Other liabilities decreased $287 million largely driven by lower securities lending liabilities and derivative counterparty collateral as a result of changes in the interest rate environment, along with lower tax liabilities principally related to our Tax Matters Agreement liability in the current year. These decreases were partially offset by an increase in amounts due to broker mostly related to unsettled trade activity in the current year.

Total equity. Total equity increased $529 million from $14,467 million as of December 31, 2016 to $14,996 million as of June 30, 2017.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $357 million during the six months ended June 30, 2017.

•	Foreign currency translation and other adjustments increased $104 million principally from the weakening of the U.S. dollar compared to the currencies in Canada and Australia in the current year.

•	Noncontrolling interests increased $155 million predominantly related to net income attributable to noncontrolling interest of $130 million and foreign currency translation adjustments of $76 million, partially offset by dividends to noncontrolling interests of $52 million in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2017	2016
Net cash from operating activities	$1,308	$1,066
Net cash used by investing activities	(523)	(1,284)
Net cash used by financing activities	(755)	(2,348)

Net increase (decrease) in cash before foreign exchange effect	$30	$(2,566)

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

We had higher cash inflows from operating activities during the current year mainly attributable to higher net sales of trading securities in the current year as well as amounts paid in the prior year related to a reinsurance agreement in our life insurance business that did not recur. These amounts were partially offset by cash outflows in the current year compared to cash inflows in the prior year as a result of the change in collateral related to derivative positions.

We had lower cash outflows from investing activities primarily from higher maturities and lower purchases of fixed maturity securities in the current year. These amounts were partially offset by higher net purchases of short-term investments primarily from the decision to manage the interest rate risk and reposition our portfolios, particularly in our Australian mortgage insurance business and from lower sales of fixed maturity securities in the current year.

We had lower cash outflows from financing activities during the current year primarily from prior year transactions that did not recur, consisting of the redemption of $1,620 million of non-recourse funding obligations and the repayment and repurchase of $326 million of Genworth Holdings’ senior notes, partially offset by higher net withdrawals from our investment contracts in the current year.

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

Genworth Holdings had $758 million and $998 million of cash and cash equivalents, which included approximately $45 million and $85 million of restricted assets, comprised primarily of cash and cash equivalents, as of June 30, 2017 and December 31, 2016, respectively. Genworth Holdings also held $100 million in U.S. government securities as of June 30, 2017 and December 31, 2016.

During the six months ended June 30, 2017 and 2016, we received common stock dividends from our international subsidiaries of $64 million and $178 million, respectively. Dividends received in the second quarter of 2016 included $76 million for our portion of the AUD$202 million capital reduction in Genworth Mortgage Insurance Australia Limited.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2017, our total cash, cash equivalents and invested assets were $76.1 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 33% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2017.

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The reinsurance transactions covering our 2014 through 2017 book years provided an aggregate of approximately $515 million of PMIERs capital credit as of June 30, 2017. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, including additional reinsurance transactions and contributions of holding company cash.

In August 2017, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. The total number of shares to be purchased by Genworth Australia under the program will depend on business and market conditions, the prevailing share price, market volumes and other considerations. As the majority shareholder, we plan to participate in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0%.

In May 2017, Genworth MI Canada Inc. (“Genworth Canada”) announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 4, 2018, up to an aggregate of approximately 4.6 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we intend to participate in the NCIB in order to maintain our overall ownership at its current level.

Capital resources and financing activities

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances, and if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We target liquidity at Genworth Holdings to maintain a minimum balance of one and one-half times expected annual debt interest payments plus an additional $350 million. As of June 30, 2017, Genworth Holdings was above this target due in part to intercompany tax payments of approximately $300 million received from its subsidiaries in 2016. Subject to the completion of the China Oceanwide transaction, China Oceanwide has committed in the Merger Agreement to contribute $600 million of cash to us to address our debt maturing in May 2018, on or before its maturity. We will continue to evaluate our target level of liquidity as circumstances warrant and may move above or below the target for a period of time given future actions and due to the timing of cash inflows and outflows. Additionally, we will continue to evaluate market influences on the valuation of our senior debt, and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. In the absence of the China Oceanwide transaction or in the event we are unable to refinance our debt maturities, we expect we would be required to pursue asset sales, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business to service our holding company debt. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2016 Annual Report on Form 10-K.

Contractual obligations and commercial commitments

Except as disclosed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2016 Annual Report on Form 10-K filed on February 27, 2017.

Securitization Entities

There were no off-balance sheet securitization transactions during the six months ended June 30, 2017 or 2016.

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

Interest rates remain at historically low levels despite the fact the U.S. Federal Reserve has raised its benchmark lending rate two times in 2017 and market expectations remain for one additional rate increase during 2017. Despite the Federal Reserve’s action, U.S. treasury yields were lower throughout the second quarter of 2017 but rose significantly in the last week of June 2017, in response to optimistic messaging from global central banks. Pro-growth stimulus policies are still uncertain and weaker inflation data has investors more cautious on the direction of longer term interest rates. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income (loss). As of June 30, 2017, the U.S. dollar weakened against the currencies in Canada and Australia compared to the balance sheet rate as December 31, 2016. In the second quarter of 2017, the U.S. dollar weakened against the currency in Australia but strengthened against the currency in Canada compared to the average rate in the second quarter of 2016. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

Except as disclosed above, there were no other material changes in our market risk since December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2017

During the three months ended June 30, 2017, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See note 11 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2016 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2017.

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
Kelly L. Groh (filed herewith)
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

Date: August 9, 2017

By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)