Form 10-Q
period 2017-09-30
GENWORTH FINANCIAL INC
filed 2017-11-03
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 26, 2017, 499,158,848 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$62,552	$60,572
Equity securities available-for-sale, at fair value	765	632
Commercial mortgage loans	6,268	6,111
Restricted commercial mortgage loans related to securitization entities	111	129
Policy loans	1,818	1,742
Other invested assets	1,590	2,071
Restricted other invested assets related to securitization entities, at fair value	—	312

Total investments	73,104	71,569
Cash and cash equivalents	2,836	2,784
Accrued investment income	639	659
Deferred acquisition costs	2,342	3,571
Intangible assets and goodwill	315	348
Reinsurance recoverable	17,553	17,755
Other assets	552	673
Deferred tax asset	24	—
Separate account assets	7,264	7,299

Total assets	$104,629	$104,658

Liabilities and equity
Liabilities:
Future policy benefits	$38,022	$37,063
Policyholder account balances	24,531	25,662
Liability for policy and contract claims	9,384	9,256
Unearned premiums	3,512	3,378
Other liabilities ($1 of other liabilities are related to securitization entities in each period)	2,002	2,916
Borrowings related to securitization entities ($12 are carried at fair value in each period)	59	74
Non-recourse funding obligations	310	310
Long-term borrowings	4,224	4,180
Deferred tax liability	234	53
Separate account liabilities	7,264	7,299

Total liabilities	89,542	90,191

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 588 million and 587 million shares issued as of September 30, 2017 and December 31, 2016, respectively; 499 million and 498 million shares outstanding as of September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	11,973	11,962

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,098	1,253
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	9

Net unrealized investment gains (losses)	1,108	1,262

Derivatives qualifying as hedges	2,052	2,085
Foreign currency translation and other adjustments	(125)	(253)

Total accumulated other comprehensive income (loss)	3,035	3,094
Retained earnings	760	287
Treasury stock, at cost (88 million shares as of September 30, 2017 and December 31, 2016)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,069	12,644
Noncontrolling interests	2,018	1,823

Total equity	15,087	14,467

Total liabilities and equity	$104,629	$104,658

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Premiums	$1,135	$1,108	$3,382	$3,029
Net investment income	797	805	2,388	2,373
Net investment gains (losses)	85	20	220	31
Policy fees and other income	198	217	619	738

Total revenues	2,215	2,150	6,609	6,171

Benefits and expenses:
Benefits and other changes in policy reserves	1,344	1,662	3,796	3,715
Interest credited	164	173	494	523
Acquisition and operating expenses, net of deferrals	265	269	775	990
Amortization of deferred acquisition costs and intangibles	83	94	316	305
Interest expense	73	77	209	262

Total benefits and expenses	1,929	2,275	5,590	5,795

Income (loss) from continuing operations before income taxes	286	(125)	1,019	376
Provision for income taxes	102	222	348	355

Income (loss) from continuing operations	184	(347)	671	21
Income (loss) from discontinued operations, net of taxes	(9)	15	(9)	(25)

Net income (loss)	175	(332)	662	(4)
Less: net income attributable to noncontrolling interests	68	48	198	151

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$107	$(380)	$464	$(155)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.23	$(0.79)	$0.95	$(0.26)

Diluted	$0.23	$(0.79)	$0.94	$(0.26)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.21	$(0.76)	$0.93	$(0.31)

Diluted	$0.21	$(0.76)	$0.93	$(0.31)

Weighted-average common shares outstanding:
Basic	499.1	498.3	498.9	498.3

Diluted	501.6	498.3	501.2	498.3

Supplemental disclosures:
Total other-than-temporary impairments	$(1)	$(2)	$(4)	$(35)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	(1)	(2)	(4)	(35)
Other investments gains (losses)	86	22	224	66

Total net investment gains (losses)	$85	$20	$220	$31

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$175	$(332)	$662	$(4)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(89)	72	(173)	1,624
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	5	1	6
Derivatives qualifying as hedges	(12)	54	(33)	448
Foreign currency translation and other adjustments	81	(1)	261	223

Total other comprehensive income (loss)	(20)	130	56	2,301

Total comprehensive income (loss)	155	(202)	718	2,297
Less: comprehensive income attributable to noncontrolling interests	108	64	313	260

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$(266)	$405	$2,037

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2016	$1	$11,962	$3,094	$287	$(2,700)	$12,644	$1,823	$14,467
Cumulative effect of change in accounting, net of taxes	—	—	—	9	—	9	—	9
Repurchase of subsidiary shares	—	—	—	—	—	—	(31)	(31)
Comprehensive income (loss):
Net income	—	—	—	464	—	464	198	662
Other comprehensive income (loss) net of taxes	—	—	(59)	—	—	(59)	115	56

Total comprehensive income						405	313	718
Dividends to noncontrolling interests	—	—	—	—	—	—	(92)	(92)
Stock-based compensation expense and exercises and other	—	11	—	—	—	11	5	16

Balances as of September 30, 2017	$1	$11,973	$3,035	$760	$(2,700)	$13,069	$2,018	$15,087

Balances as of December 31, 2015	$1	$11,949	$3,010	$564	$(2,700)	$12,824	$1,813	$14,637
Return of capital to noncontrolling interests	—	—	—	—	—	—	(70)	(70)
Comprehensive income:
Net income (loss)	—	—	—	(155)	—	(155)	151	(4)
Other comprehensive income, net of taxes	—	—	2,192	—	—	2,192	109	2,301

Total comprehensive income						2,037	260	2,297
Dividends to noncontrolling interests	—	—	—	—	—	—	(126)	(126)
Stock-based compensation expense and exercises and other	—	10	—	—	—	10	1	11

Balances as of September 30, 2016	$1	$11,959	$5,202	$409	$(2,700)	$14,871	$1,878	$16,749

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$662	$(4)
Less loss from discontinued operations, net of taxes	9	25
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of business	—	(26)
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(107)	(112)
Net investment gains	(220)	(31)
Charges assessed to policyholders	(534)	(574)
Acquisition costs deferred	(67)	(124)
Amortization of deferred acquisition costs and intangibles	316	305
Deferred income taxes	234	173
Trading securities, held-for-sale investments and derivative instruments	716	759
Stock-based compensation expense	29	25
Change in certain assets and liabilities:
Accrued investment income and other assets	(21)	(258)
Insurance reserves	1,202	691
Current tax liabilities	(27)	44
Other liabilities, policy and contract claims and other policy-related balances	(260)	905

Net cash from operating activities	1,932	1,798

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,396	2,646
Commercial mortgage loans	454	555
Restricted commercial mortgage loans related to securitization entities	18	27
Proceeds from sales of investments:
Fixed maturity and equity securities	3,269	4,064
Purchases and originations of investments:
Fixed maturity and equity securities	(6,709)	(8,758)
Commercial mortgage loans	(608)	(405)
Other invested assets, net	(521)	(138)
Policy loans, net	28	(80)
Proceeds from sale of businesses, net of cash transferred	—	39
Payments for business purchased, net of cash acquired	(5)	—

Net cash used by investing activities	(678)	(2,050)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	902	1,028
Withdrawals from universal life and investment contracts	(2,003)	(1,463)
Redemption of non-recourse funding obligations	—	(1,620)
Repayment and repurchase of long-term debt	—	(362)
Repayment of borrowings related to securitization entities	(16)	(37)
Repurchase of subsidiary shares	(31)	—
Return of capital to noncontrolling interests	—	(70)
Dividends paid to noncontrolling interests	(92)	(126)
Other, net	(30)	(49)

Net cash used by financing activities	(1,270)	(2,699)

Effect of exchange rate changes on cash and cash equivalents	68	36

Net change in cash and cash equivalents	52	(2,915)
Cash and cash equivalents at beginning of period	2,784	5,993

Cash and cash equivalents at end of period	$2,836	$3,078

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

Accounting Pronouncements Not Yet Adopted

In August 2017, the Financial Accounting Standards Board (“the FASB”) issued new guidance intended to enable entities to better portray the economics of their derivative risk management activities in the financial statements and enhance the transparency and understandability of hedge results. In certain situations, the amendments also simplify the application of hedge accounting. The guidance is currently effective for us on January 1, 2019, with early adoption permitted. We are in process of evaluating adopting this new guidance early and the impact it may have on our consolidated financial statements.

In May 2017, the FASB issued new guidance to clarify when to account for a change to share-based compensation as a modification. The new guidance requires modification accounting only if there are changes to the fair value, vesting conditions or classification, as a liability or equity, of the share-based compensation. The guidance is effective, prospectively, for us on January 1, 2018, accordingly, the guidance will not have any impact at adoption.

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

In January 2016, the FASB issued new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Changes to the current financial instruments accounting primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, will be measured at fair value with changes in fair value recognized in net income (loss). As of September 30, 2017, we have approximately $45 million of cumulative unrealized gains related to equity securities included in accumulated other comprehensive income as well as approximately $25 million of gains related to limited partnership investments currently recorded at cost, that will be reclassed to cumulative effect of change in accounting within retained earnings upon adoption of this new accounting guidance. The new guidance also clarifies that the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with other deferred tax assets. This new guidance will be effective for us on January 1, 2018. We are still in process of evaluating the full impact the guidance may have on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2017	2016	2017	2016
Weighted-average shares used in basic earnings (loss) per share calculations	499.1	498.3	498.9	498.3
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	2.5	—	2.3	—

Weighted-average shares used in diluted earnings (loss) per share calculations (1)	501.6	498.3	501.2	498.3

Income (loss) from continuing operations:
Income (loss) from continuing operations	$184	$(347)	$671	$21
Less: income from continuing operations attributable to noncontrolling interests	68	48	198	151

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$116	$(395)	$473	$(130)

Basic per share	$0.23	$(0.79)	$0.95	$(0.26)

Diluted per share	$0.23	$(0.79)	$0.94	$(0.26)

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(9)	$15	$(9)	$(25)
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$(9)	$15	$(9)	$(25)

Basic per share	$(0.02)	$0.03	$(0.02)	$(0.05)

Diluted per share	$(0.02)	$0.03	$(0.02)	$(0.05)

Net income (loss):
Income (loss) from continuing operations	$184	$(347)	$671	$21
Income (loss) from discontinued operations, net of taxes	(9)	15	(9)	(25)

Net income (loss)	175	(332)	662	(4)
Less: net income attributable to noncontrolling interests	68	48	198	151

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$107	$(380)	$464	$(155)

Basic per share	$0.21	$(0.76)	$0.93	$(0.31)

Diluted per share	$0.21	$(0.76)	$0.93	$(0.31)

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three and nine months ended September 30, 2016, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 2.2 million and 1.8 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months and nine months ended September 30, 2016, dilutive potential weighted-average common shares outstanding would have been 500.5 million and 500.1 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Fixed maturity securities—taxable	$640	$655	$1,930	1,930
Fixed maturity securities—non-taxable	3	3	9	9
Commercial mortgage loans	78	79	231	237
Restricted commercial mortgage loans related to securitization entities	3	3	7	8
Equity securities	9	8	26	20
Other invested assets	39	34	106	105
Restricted other invested assets related to securitization entities	—	—	1	3
Policy loans	39	38	120	107
Cash, cash equivalents and short-term investments	10	5	26	16

Gross investment income before expenses and fees	821	825	2,456	2,435
Expenses and fees	(24)	(20)	(68)	(62)

Net investment income	$797	$805	$2,388	$2,373

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Available-for-sale securities:
Realized gains	$40	$39	$177	$205
Realized losses	(10)	(24)	(55)	(75)

Net realized gains (losses) on available-for-sale securities	30	15	122	130

Impairments:
Total other-than-temporary impairments	(1)	(2)	(4)	(35)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	(1)	(2)	(4)	(35)

Trading securities	—	(4)	1	40
Commercial mortgage loans	1	(1)	3	1
Net gains (losses) related to securitization entities	1	2	5	(51)
Derivative instruments (1)	54	10	93	(52)
Contingent consideration adjustment	—	—	—	(2)

Net investment gains (losses)	$85	$20	$220	$31

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended September 30, 2017 and 2016 was $286 million and $293 million, respectively, which was approximately 97% and 95%, respectively, of book value. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2017 and 2016 was $1,390 million and $833 million, respectively, which was approximately 96% and 93%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Beginning balance	$38	$62	$42	$64
Additions:
Other-than-temporary impairments not previously recognized	—	—	—	1
Reductions:
Securities sold, paid down or disposed	(5)	(8)	(9)	(11)

Ending balance	$33	$54	$33	$54

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2017	December 31, 2016
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$4,878	$3,656
Equity securities	49	12

Subtotal (1)	4,927	3,668
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(3,134)	(1,611)
Income taxes, net	(619)	(711)

Net unrealized investment gains (losses)	1,174	1,346
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	66	84

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,108	$1,262

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2017	2016
Beginning balance	$1,180	$2,789
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(10)	228
Adjustment to deferred acquisition costs	(1)	(17)
Adjustment to present value of future profits	(3)	3
Adjustment to sales inducements	—	(6)
Adjustment to benefit reserves	(92)	(81)
Provision for income taxes	36	(41)

Change in unrealized gains (losses) on investment securities	(70)	86
Reclassification adjustments to net investment (gains) losses, net of taxes of $10 and $4	(19)	(9)

Change in net unrealized investment gains (losses)	(89)	77
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(17)	6

Ending balance	$1,108	$2,860

	As of or for the nine months ended September 30,
(Amounts in millions)	2017	2016
Beginning balance	$1,262	$1,254
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,377	3,584
Adjustment to deferred acquisition costs	(1,047)	(291)
Adjustment to present value of future profits	(36)	(26)
Adjustment to sales inducements	(11)	(46)
Adjustment to benefit reserves	(429)	(612)
Provision for income taxes	51	(917)

Change in unrealized gains (losses) on investment securities	(95)	1,692
Reclassification adjustments to net investment (gains) losses, net of taxes of $41 and $33	(77)	(62)

Change in net unrealized investment gains (losses)	(172)	1,630
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(18)	24

Ending balance	$1,108	$2,860

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of September 30, 2017, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,893	$784	$—	$(7)	$—	$5,670
State and political subdivisions	2,639	247	—	(26)	—	2,860
Non-U.S. government	2,143	107	—	(24)	—	2,226
U.S. corporate:
Utilities	4,382	556	—	(15)	—	4,923
Energy	2,243	207	—	(10)	—	2,440
Finance and insurance	6,051	547	—	(11)	—	6,587
Consumer—non-cyclical	4,330	508	—	(10)	—	4,828
Technology and communications	2,558	193	—	(11)	—	2,740
Industrial	1,247	102	—	(3)	—	1,346
Capital goods	2,067	263	—	(9)	—	2,321
Consumer—cyclical	1,506	111	—	(6)	—	1,611
Transportation	1,188	124	—	(6)	—	1,306
Other	358	24	—	(2)	—	380

Total U.S. corporate	25,930	2,635	—	(83)	—	28,482

Non-U.S. corporate:
Utilities	1,022	45	—	(5)	—	1,062
Energy	1,330	140	—	(7)	—	1,463
Finance and insurance	2,524	177	—	(5)	—	2,696
Consumer—non-cyclical	692	27	—	(3)	—	716
Technology and communications	945	71	—	(2)	—	1,014
Industrial	979	81	—	(2)	—	1,058
Capital goods	556	33	—	(2)	—	587
Consumer—cyclical	518	10	—	(1)	—	527
Transportation	650	71	—	(3)	—	718
Other	2,594	193	—	(5)	—	2,782

Total non-U.S. corporate	11,810	848	—	(35)	—	12,623

Residential mortgage-backed	3,950	255	14	(10)	—	4,209
Commercial mortgage-backed	3,346	105	2	(39)	—	3,414
Other asset-backed	3,052	20	1	(5)	—	3,068

Total fixed maturity securities	57,763	5,001	17	(229)	—	62,552
Equity securities	720	59	—	(14)	—	765

Total available-for-sale securities	$58,483	$5,060	$17	$(243)	$—	$63,317

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2017:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$283	$(6)	22	$31	$(1)	4	$314	$(7)	26
State and political subdivisions	213	(5)	45	230	(21)	23	443	(26)	68
Non-U.S. government	922	(23)	36	24	(1)	14	946	(24)	50
U.S. corporate	2,335	(47)	333	766	(36)	106	3,101	(83)	439
Non-U.S. corporate	1,562	(22)	222	261	(13)	36	1,823	(35)	258
Residential mortgage-backed	656	(9)	80	33	(1)	28	689	(10)	108
Commercial mortgage-backed	837	(25)	120	201	(14)	30	1,038	(39)	150
Other asset-backed	736	(4)	131	173	(1)	40	909	(5)	171

Subtotal, fixed maturity securities	7,544	(141)	989	1,719	(88)	281	9,263	(229)	1,270
Equity securities	82	(5)	142	111	(9)	89	193	(14)	231

Total for securities in an unrealized loss position	$7,626	$(146)	1,131	$1,830	$(97)	370	$9,456	$(243)	1,501

% Below cost—fixed maturity securities:
<20% Below cost	$7,544	$(141)	989	$1,719	$(88)	281	$9,263	$(229)	1,270

Total fixed maturity securities	7,544	(141)	989	1,719	(88)	281	9,263	(229)	1,270

% Below cost—equity securities:
<20% Below cost	79	(4)	139	111	(9)	89	190	(13)	228
20%-50% Below cost	3	(1)	3	—	—	—	3	(1)	3

Total equity securities	82	(5)	142	111	(9)	89	193	(14)	231

Total for securities in an unrealized loss position	$7,626	$(146)	1,131	$1,830	$(97)	370	$9,456	$(243)	1,501

Investment grade	$7,437	$(139)	984	$1,656	$(90)	287	$9,093	$(229)	1,271
Below investment grade	189	(7)	147	174	(7)	83	363	(14)	230

Total for securities in an unrealized loss position	$7,626	$(146)	1,131	$1,830	$(97)	370	$9,456	$(243)	1,501

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of September 30, 2017:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$468	$(10)	69	$104	$(5)	17	$572	$(15)	86
Energy	123	(1)	22	146	(9)	16	269	(10)	38
Finance and insurance	542	(7)	75	154	(4)	21	696	(11)	96
Consumer—non-cyclical	325	(7)	50	84	(3)	12	409	(10)	62
Technology and communications	208	(4)	30	127	(7)	19	335	(11)	49
Industrial	55	(1)	12	56	(2)	8	111	(3)	20
Capital goods	274	(8)	31	8	(1)	2	282	(9)	33
Consumer—cyclical	127	(2)	18	70	(4)	9	197	(6)	27
Transportation	190	(5)	24	17	(1)	2	207	(6)	26
Other	23	(2)	2	—	—	—	23	(2)	2

Subtotal, U.S. corporate securities	2,335	(47)	333	766	(36)	106	3,101	(83)	439

Non-U.S. corporate:
Utilities	227	(4)	31	19	(1)	2	246	(5)	33
Energy	142	(3)	21	69	(4)	11	211	(7)	32
Finance and insurance	324	(3)	49	50	(2)	9	374	(5)	58
Consumer—non-cyclical	131	(2)	16	34	(1)	4	165	(3)	20
Technology and communications	80	(1)	17	12	(1)	2	92	(2)	19
Industrial	67	(1)	10	11	(1)	2	78	(2)	12
Capital goods	34	(1)	6	34	(1)	3	68	(2)	9
Consumer—cyclical	101	(1)	15	—	—	—	101	(1)	15
Transportation	61	(1)	13	32	(2)	3	93	(3)	16
Other	395	(5)	44	—	—	—	395	(5)	44

Subtotal, non-U.S. corporate securities	1,562	(22)	222	261	(13)	36	1,823	(35)	258

Total for corporate securities in an unrealized loss position	$3,897	$(69)	555	$1,027	$(49)	142	$4,924	$(118)	697

As indicated in the tables above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to increase in interest rates, mostly concentrated in our corporate securities. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 2% as of September 30, 2017.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $88 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “A” and approximately

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

92% of the unrealized losses were related to investment grade securities as of September 30, 2017. These unrealized losses were predominantly attributable to corporate securities including variable rate securities purchased in a higher rate and lower spread environment. The average fair value percentage below cost for these securities was approximately 5% as of September 30, 2017. As of September 30, 2017, the company did not have any fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2017 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,943	$1,966
Due after one year through five years	10,901	11,333
Due after five years through ten years	12,363	12,933
Due after ten years	22,208	25,629

Subtotal	47,415	51,861
Residential mortgage-backed	3,950	4,209
Commercial mortgage-backed	3,346	3,414
Other asset-backed	3,052	3,068

Total	$57,763	$62,552

As of September 30, 2017, $12,426 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of September 30, 2017, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 23%, 15% and 13%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of September 30, 2017, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,220	35%	$2,178	36%
Industrial	1,608	26	1,533	25
Office	1,465	23	1,430	23
Apartments	489	8	455	7
Mixed use	222	4	245	4
Other	277	4	284	5

Subtotal	6,281	100%	6,125	100%

Unamortized balance of loan origination fees and costs	(3)		(2)
Allowance for losses	(10)		(12)

Total	$6,268		$6,111

	September 30, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,620	26%	$1,546	25%
Pacific	1,600	26	1,567	27
Middle Atlantic	904	14	915	15
Mountain	556	9	554	9
West North Central	441	7	435	7
East North Central	386	6	388	6
West South Central	327	5	311	5
New England	237	4	206	3
East South Central	210	3	203	3

Subtotal	6,281	100%	6,125	100%

Unamortized balance of loan origination fees and costs	(3)		(2)
Allowance for losses	(10)		(12)

Total	$6,268		$6,111

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	September 30, 2017
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,220	$2,220
Industrial	—	—	—	—	1,608	1,608
Office	6	—	—	6	1,459	1,465
Apartments	—	—	—	—	489	489
Mixed use	—	—	—	—	222	222
Other	—	—	—	—	277	277

Total recorded investment	$6	$—	$—	$6	$6,275	$6,281

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2016
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,178	$2,178
Industrial	1	—	12	13	1,520	1,533
Office	—	—	—	—	1,430	1,430
Apartments	—	—	—	—	455	455
Mixed use	—	—	—	—	245	245
Other	—	—	—	—	284	284

Total recorded investment	$1	$—	$12	$13	$6,112	$6,125

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of September 30, 2017 and December 31, 2016, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. As of September 30, 2017, we had one commercial mortgage loan past due for less than 90 days on non-accrual status due to the borrower filing for bankruptcy in September 2017. We did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of December 31, 2016.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of September 30, 2017, none of our commercial mortgage loans were greater than 90 days past due.

During the nine months ended September 30, 2017 and the year ended December 31, 2016, we modified or extended 7 and 16 commercial mortgage loans, respectively, with a total carrying value of $19 million and $85 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower, except during the year ended December 31, 2016, one loan with a carrying value $1 million at the time of modification was considered a troubled debt restructuring. This loan was sold in the fourth quarter of 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Allowance for credit losses:
Beginning balance	$10	$13	$12	$15
Charge-offs	—	—	—	(4)
Recoveries	—	—	—	—
Provision	—	—	(2)	2

Ending balance	$10	$13	$10	$13

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$10	$13	$10	$13

Recorded investment:
Ending balance	$6,281	$6,032	$6,281	$6,032

Ending balance of individually impaired loans	$—	$17	$—	$17

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,281	$6,015	$6,281	$6,015

As of September 30, 2017, we had no individually impaired commercial mortgage loans. As of September 30, 2016, we had individually impaired commercial mortgage loans included within the retail property type with a recorded investment of $5 million, an unpaid principal balance of $7 million, charge-offs of $2 million and an average recorded investment of $3 million. As of December 31, 2016, we had one individually impaired loan within the industrial property type with a recorded investment of $12 million, an unpaid principal balance of $15 million and charge-offs of $3 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2017
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$933	$499	$788	$—	$—	$2,220
Industrial	747	356	503	2	—	1,608
Office	583	393	473	14	2	1,465
Apartments	236	105	143	5	—	489
Mixed use	101	59	62	—	—	222
Other	68	29	180	—	—	277

Total recorded investment	$2,668	$1,441	$2,149	$21	$2	$6,281

% of total	43%	23%	34%	—%	—%	100%

Weighted-average debt service coverage ratio	2.65	1.85	1.60	0.63	1.04	2.10

(1)	Included a loan with a recorded investment of $2 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 103%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

	December 31, 2016
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$743	$511	$913	$11	$—	$2,178
Industrial	605	430	484	14	—	1,533
Office	431	310	656	26	7	1,430
Apartments	188	89	173	5	—	455
Mixed use	67	87	91	—	—	245
Other	60	30	194	—	—	284

Total recorded investment	$2,094	$1,457	$2,511	$56	$7	$6,125

% of total	34%	24%	41%	1%	—%	100%

Weighted-average debt service coverage ratio	2.20	1.88	1.61	0.80	(0.07)	1.87

(1)	Included a loan with a recorded investment of $7 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 105%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2017
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$43	$242	$298	$999	$638	$2,220
Industrial	24	63	180	679	662	1,608
Office	72	67	151	521	654	1,465
Apartments	—	20	75	193	201	489
Mixed use	2	4	26	86	104	222
Other	1	149	15	72	40	277

Total recorded investment	$142	$545	$745	$2,550	$2,299	$6,281

% of total	2%	9%	12%	40%	37%	100%

Weighted-average loan-to-value	57%	60%	58%	57%	41%	52%

	December 31, 2016
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$67	$204	$425	$899	$583	$2,178
Industrial	71	113	236	599	514	1,533
Office	91	117	172	609	441	1,430
Apartments	19	22	44	217	153	455
Mixed use	2	9	19	128	87	245
Other	1	148	60	55	20	284

Total recorded investment	$251	$613	$956	$2,507	$1,798	$6,125

% of total	4%	10%	16%	41%	29%	100%

Weighted-average loan-to-value	61%	60%	59%	58%	45%	55%

As of September 30, 2017 and December 31, 2016, we did not have any floating rate commercial mortgage loans.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to securitization entities.

(g) Restricted Other Invested Assets Related To Securitization Entities

We previously had consolidated securitization entities that held certain investments that were recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities held certain investments as trading securities whereby the changes in fair value were recorded in current period

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

income (loss). The trading securities comprised asset-backed securities, including highly rated bonds that were primarily backed by credit card receivables. In 2017, these trading securities were sold as we repositioned these assets in connection with the maturity of the associated liabilities.

(h) Limited Partnerships or Similar Entities

Investments in partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of September 30, 2017 and December 31, 2016, the total carrying value of these investments was $208 million and $178 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	September 30, 2017 (5)	December 31, 2016	Balance sheet classification	September 30, 2017 (5)	December 31, 2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$70	$237	Other liabilities	$39	$203
Foreign currency swaps	Other invested assets	2	4	Other liabilities	—	—

Total cash flow hedges		72	241		39	203

Total derivatives designated as hedges		72	241		39	203

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	—	359	Other liabilities	—	146
Foreign currency swaps	Other invested assets	10	—	Other liabilities	—	5
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	—	1
Equity index options	Other invested assets	81	72	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	1	Other liabilities	2	1
Other foreign currency contracts	Other invested assets	98	35	Other liabilities	23	27
GMWB embedded derivatives	Reinsurance recoverable(1)	14	16	Policyholder account balances(2)	257	303
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances(3)	394	344
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances(4)	14	11

Total derivatives not designated as hedges		203	483		690	838

Total derivatives		$275	$724		$729	$1,041

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.
(5)	In the third quarter of 2017, recent central clearing parties rule changes impacted our accounting treatment for variation margin pertaining to cleared swap positions, which was previously considered cash collateral and is now treated as daily settlements of the derivative contract. The change reduced the value of our derivative assets and derivative liabilities by $509 million and $274 million, respectively, in the third quarter of 2017.

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

(Notional in millions)	Measurement	December 31, 2016	Additions	Maturities/ terminations	September 30, 2017
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,570	$—	$(306)	$11,264
Foreign currency swaps	Notional	22	—	—	22

Total cash flow hedges		11,592	—	(306)	11,286

Total derivatives designated as hedges		11,592	—	(306)	11,286

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	—	4,679
Foreign currency swaps	Notional	201	95	(14)	282
Credit default swaps	Notional	39	—	—	39
Credit default swaps related to securitization entities	Notional	312	—	(200)	112
Equity index options	Notional	2,396	1,584	(1,484)	2,496
Financial futures	Notional	1,398	4,300	(4,376)	1,322
Equity return swaps	Notional	165	186	(258)	93
Other foreign currency contracts	Notional	3,130	2,163	(691)	4,602

Total derivatives not designated as hedges		12,320	8,328	(7,023)	13,625

Total derivatives		$23,912	$8,328	$(7,329)	$24,911

(Number of policies)	Measurement	December 31, 2016	Additions	Maturities/ terminations	September 30, 2017
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	33,238	—	(2,127)	31,111
Fixed index annuity embedded derivatives	Policies	17,549	—	(367)	17,182
Indexed universal life embedded derivatives	Policies	1,074	1	(66)	1,009

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2017:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$17	$34	Net investment income	$—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$16	$34		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$115	$27	Net investment income	$2	Net investment gains (losses)
Interest rate swaps hedging liabilities	(2)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$112	$27		$2

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2017:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$50	$95	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(2)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(2)	—	Net investment income	—	Net investment gains (losses)

Total	$46	$97		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$839	$80	Net investment income	$13	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(52)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(5)	2	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	—	7	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(2)	—	Net investment income	—	Net investment gains (losses)

Total	$780	$90		$13

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2017	2016
Derivatives qualifying as effective accounting hedges as of July 1	$2,064	$2,439
Current period increases (decreases) in fair value, net of deferred taxes of $(6) and $(40)	10	72
Reclassification to net (income), net of deferred taxes of $12 and $9	(22)	(18)

Derivatives qualifying as effective accounting hedges as of September 30	$2,052	$2,493

	Nine months ended September 30,
(Amounts in millions)	2017	2016
Derivatives qualifying as effective accounting hedges as of January 1	$2,085	$2,045
Current period increases (decreases) in fair value, net of deferred taxes of $(17) and $(273)	29	507
Reclassification to net (income), net of deferred taxes of $35 and $31	(62)	(59)

Derivatives qualifying as effective accounting hedges as of September 30	$2,052	$2,493

The total of derivatives designated as cash flow hedges of $2,052 million, net of taxes, recorded in stockholders’ equity as of September 30, 2017 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $95 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the nine months ended September 30, 2017, there was approximately $2 million reclassified to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring.

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

The following tables provide the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2017	2016
Interest rate swaps	$1	$(1)	Net investment gains (losses)
Credit default swaps related to securitization entities	2	2	Net investment gains (losses)
Equity index options	16	9	Net investment gains (losses)
Financial futures	(17)	(35)	Net investment gains (losses)
Equity return swaps	(5)	(9)	Net investment gains (losses)
Other foreign currency contracts	40	(2)	Net investment gains (losses)
Foreign currency swaps	8	(1)	Net investment gains (losses)
GMWB embedded derivatives	30	60	Net investment gains (losses)
Fixed index annuity embedded derivatives	(21)	(16)	Net investment gains (losses)
Indexed universal life embedded derivatives	2	3	Net investment gains (losses)

Total derivatives not designated as hedges	$56	$10

	Nine months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2017	2016
Interest rate swaps	$2	$7	Net investment gains (losses)
Interest rate swaps related to securitization entities	—	(10)	Net investment gains (losses)
Credit default swaps related to securitization entities	6	16	Net investment gains (losses)
Equity index options	42	5	Net investment gains (losses)
Financial futures	(25)	(9)	Net investment gains (losses)
Equity return swaps	(19)	(2)	Net investment gains (losses)
Other foreign currency contracts	66	(6)	Net investment gains (losses)
Foreign currency swaps	13	6	Net investment gains (losses)
GMWB embedded derivatives	64	(58)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(57)	(22)	Net investment gains (losses)
Indexed universal life embedded derivatives	5	6	Net investment gains (losses)

Total derivatives not designated as hedges	$97	$(67)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2017			December 31, 2016
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$262	$66	$196	$724	$387	$337
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	262	66	196	724	387	337
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(24)	(24)	—	(172)	(172)	—
Collateral received	(164)	—	(164)	(467)	—	(467)
Collateral pledged	—	(301)	301	—	(557)	557
Over collateralization	8	259	(251)	1	344	(343)

Net amount	$82	$—	$82	$86	$2	$84

(1)	Included $1 million and $16 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of September 30, 2017 and December 31, 2016, respectively.
(2)	Included $2 million and $5 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of September 30, 2017 and December 31, 2016, respectively.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If downgrade provisions had been triggered as a result of downgrades of our counterparties, we could have claimed up to $82 million and $86 million as of September 30, 2017 and December 31, 2016, respectively, or have been required to disburse up to $2 million as of December 31, 2016. There were no amounts that we would have been required to disburse as of September 30, 2017 . The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	September 30, 2017			December 31, 2016
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$39	$—	$—	$—	$—	$—
Matures after one year through five years	—	—	—	39	—	—

Total credit default swaps on single name reference entities	$39	$—	$—	$39	$—	$—

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	September 30, 2017			December 31, 2016
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (1)	$12	$—	$—	$12	$—	$—
Portion backing our interest maturing 2017 (2)	100	—		300	—	1

Total customized credit default swap index tranches related to securitization entities	112	—	—	312	—	1

Total credit default swaps on index tranches	$112	$—	$—	$312	$—	$1

(1)	Original notional value was $39 million.
(2)	Original notional value was $300 million.

(6) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying unaudited condensed consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash and

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cash equivalents, short-term investments, investment securities, separate accounts, securities held as collateral and derivative instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

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

Other invested assets. Primarily represents limited partnerships accounted for under the cost method. Limited partnerships are valued based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the underlying instrument. Cost method limited partnerships typically include significant unobservable inputs as a result of being relatively illiquid with limited market activity for similar instruments and are classified as Level 3.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2017
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,268	$6,550	$—	$—	$6,550
Restricted commercial mortgage loans		(1)	111	122	—	—	122
Other invested assets		(1)	217	243	—	—	243
Liabilities:
Long-term borrowings		(1)	4,224	3,742	—	3,583	159
Non-recourse funding obligations		(1)	310	195	—	—	195
Borrowings related to securitization entities		(1)	47	48	—	48	—
Investment contracts		(1)	15,163	15,705	—	5	15,700
Other firm commitments:
Commitments to fund limited partnerships	319		—	—	—	—	—
Ordinary course of business lending commitments	61		—	—	—	—	—

	December 31, 2016
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,111	$6,247	$—	$—	$6,247
Restricted commercial mortgage loans		(1)	129	141	—	—	141
Other invested assets		(1)	459	473	—	352	121
Liabilities:
Long-term borrowings		(1)	4,180	3,582	—	3,440	142
Non-recourse funding obligations		(1)	310	186	—	—	186
Borrowings related to securitization entities		(1)	62	65	—	65	—
Investment contracts		(1)	16,437	16,993	—	5	16,988
Other firm commitments:
Commitments to fund limited partnerships	201		—	—	—	—	—
Ordinary course of business lending commitments	73		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

Recurring Fair Value Measurements

We have fixed maturity, short-term investments, equity and trading securities, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.

Fixed maturity, short-term investments, equity and trading securities

The fair value of fixed maturity, short-term investments, equity and trading securities are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, a security is valued using that market information for similar securities, which is also a market approach. When market information is not available for a specific security or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including mortgage-backed or asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.

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

A summary of the inputs used based on the level in which instruments are classified is included below. We have combined certain classes of instruments together as the nature of the inputs is similar.

Level 1 measurements

Equity securities. The primary inputs to the valuation of exchange-traded equity securities include quoted prices for the identical instrument.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2017:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$5,669	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,816	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$2,210	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$25,290	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$10,711	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$4,123	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$3,392	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,843	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Internal models: A portion of our state and political subdivisions, non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $7 million, $16 million, $865 million and $461 million, respectively, as of September 30, 2017. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Short-term Investments

Short-term investments primarily include commercial paper and other highly liquid debt instruments and are classified as Level 2. We determine fair value after considering prices obtained by third-party pricing services.

Level 3 measurements

Fixed maturity securities

•	Internal models: A portion of our U.S. government, agencies and government-sponsored enterprises, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,521 million as of September 30, 2017.

•

Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $628 million as of September 30, 2017.

Equity securities. The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.

Restricted other invested assets related to securitization entities

We previously held trading securities related to securitization entities that were classified as restricted other invested assets and were carried at fair value. The trading securities represented asset-backed securities. In 2017, these trading securities were sold as we repositioned these assets in connection with the maturity of the associated liabilities. The valuation for trading securities was determined using a market approach and/or an income approach depending on the availability of information. For certain highly rated asset-backed securities, there was observable market information for transactions of the same or similar instruments, which was provided to us by a third-party pricing service and was classified as Level 2. For certain securities that are not actively traded, we determined fair value after considering third-party broker provided prices or discounted expected cash flows using current yields for similar securities and classified these valuations as Level 3.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of September 30, 2017 and December 31, 2016, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $65 million and $73 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,670	$—	$5,669	$1
State and political subdivisions	2,860	—	2,823	37
Non-U.S. government	2,226	—	2,226	—
U.S. corporate:
Utilities	4,923	—	4,261	662
Energy	2,440	—	2,282	158
Finance and insurance	6,587	—	5,917	670
Consumer—non-cyclical	4,828	—	4,701	127
Technology and communications	2,740	—	2,688	52
Industrial	1,346	—	1,299	47
Capital goods	2,321	—	2,203	118
Consumer—cyclical	1,611	—	1,349	262
Transportation	1,306	—	1,245	61
Other	380	—	210	170

Total U.S. corporate	28,482	—	26,155	2,327

Non-U.S. corporate:
Utilities	1,062	—	703	359
Energy	1,463	—	1,286	177
Finance and insurance	2,696	—	2,527	169
Consumer—non-cyclical	716	—	587	129
Technology and communications	1,014	—	985	29
Industrial	1,058	—	919	139
Capital goods	587	—	437	150
Consumer—cyclical	527	—	458	69
Transportation	718	—	537	181
Other	2,782	—	2,733	49

Total non-U.S. corporate	12,623	—	11,172	1,451

Residential mortgage-backed	4,209	—	4,123	86
Commercial mortgage-backed	3,414	—	3,392	22
Other asset-backed	3,068	—	2,843	225

Total fixed maturity securities	62,552	—	58,403	4,149

Equity securities	765	644	77	44

Other invested assets:
Derivative assets:
Interest rate swaps	70	—	70	—
Foreign currency swaps	12	—	12	—
Equity index options	81	—	—	81
Other foreign currency contracts	98	—	98	—

Total derivative assets	261	—	180	81

Securities lending collateral	237	—	237	—
Short-term investments	787	—	787	—

Total other invested assets	1,285	—	1,204	81

Reinsurance recoverable (1)	14	—	—	14
Separate account assets	7,264	7,264	—	—

Total assets	$71,880	$7,908	$59,684	$4,288

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of July 1, 2017	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2017	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—
State and political subdivisions	37	1	(1)	—	—	—	—	—	—	37	1
U.S. corporate:
Utilities	638	—	—	26	—	—	(2)	—	—	662	—
Energy	160	—	—	—	—	—	(2)	—	—	158	—
Finance and insurance	861	3	(52)	22	(14)	—	(157)	8	(1)	670	2
Consumer—non-cyclical	122	—	1	4	—	—	—	—	—	127	—
Technology and communications	58	1	(3)	—	—	—	(1)	—	(3)	52	1
Industrial	61	—	—	—	—	—	—	—	(14)	47	—
Capital goods	118	1	—	—	—	—	(1)	—	—	118	1
Consumer—cyclical	266	—	—	—	—	—	(2)	—	(2)	262	—
Transportation	100	16	(10)	—	—	—	(45)	—	—	61	—
Other	176	—	—	—	(4)	—	(2)	—	—	170	—

Total U.S. corporate	2,560	21	(64)	52	(18)	—	(212)	8	(20)	2,327	4

Non-U.S. corporate:
Utilities	359	—	—	—	—	—	—	—	—	359	—
Energy	177	—	1	—	—	—	(1)	—	—	177	—
Finance and insurance	172	1	1	—	—	—	(5)	—	—	169	—
Consumer—non-cyclical	129	—	—	—	—	—	—	—	—	129	—
Technology and communications	48	1	1	—	(21)	—	—	—	—	29	—
Industrial	112	—	—	13	—	—	—	14	—	139	—
Capital goods	149	—	1	—	—	—	—	—	—	150	—
Consumer—cyclical	67	—	—	—	—	—	—	2	—	69	—
Transportation	190	—	1	—	—	—	(10)	—	—	181	—
Other	41	(2)	1	—	(2)	—	—	11	—	49	—

Total non-U.S. corporate	1,444	—	6	13	(23)	—	(16)	27	—	1,451	—

Residential mortgage-backed	73	—	—	22	—	—	(1)	—	(8)	86	—
Commercial mortgage-backed	52	(1)	(2)	14	—	—	—	—	(41)	22	—
Other asset-backed	150	(1)	1	52	—	—	(5)	44	(16)	225	—

Total fixed maturity securities	4,317	20	(60)	153	(41)	—	(234)	79	(85)	4,149	5

Equity securities	48	—	—	—	(1)	—	—	—	(3)	44	—

Other invested assets:
Derivative assets:
Equity index options	81	16	—	15	—	—	(31)	—	—	81	13

Total derivative assets	81	16	—	15	—	—	(31)	—	—	81	13

Total other invested assets	81	16	—	15	—	—	(31)	—	—	81	13

Reinsurance recoverable (2)	15	(1)	—	—	—	—	—	—	—	14	(1)

Total Level 3 assets	$4,461	$35	$(60)	$168	$(42)	$—	$(265)	$79	$(88)	$4,288	$17

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of July 1, 2016	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2016	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2	$—
State and political subdivisions	36	1	—	—	—	—	—	—	(1)	36	1
U.S. corporate:
Utilities	552	1	4	54	(6)	—	(1)	1	(43)	562	—
Energy	208	—	3	—	—	—	(8)	—	(1)	202	—
Finance and insurance	775	4	14	27	(5)	—	(32)	37	—	820	5
Consumer—non-cyclical	102	—	1	5	(5)	—	—	—	—	103	—
Technology and communications	40	1	—	12	—	—	—	—	—	53	1
Industrial	78	—	—	—	—	—	—	—	—	78	—
Capital goods	135	—	1	—	—	—	—	—	—	136	1
Consumer—cyclical	254	—	—	19	(5)	—	(1)	1	(3)	265	—
Transportation	129	—	1	—	—	—	(6)	—	—	124	—
Other	147	—	—	—	—	—	(1)	16	—	162	—

Total U.S. corporate	2,420	6	24	117	(21)	—	(49)	55	(47)	2,505	7

Non-U.S. corporate:
Utilities	331	—	1	52	(5)	—	—	—	(10)	369	—
Energy	234	—	9	8	(9)	—	(17)	—	—	225	—
Finance and insurance	201	—	3	11	(1)	—	—	—	—	214	—
Consumer—non-cyclical	168	2	(1)	3	(3)	—	(37)	12	—	144	—
Technology and communications	80	—	1	2	(2)	—	—	—	—	81	—
Industrial	95	—	2	17	(17)	—	—	15	—	112	—
Capital goods	212	1	(2)	—	—	—	(5)	—	(33)	173	1
Consumer—cyclical	71	—	—	—	—	—	—	—	—	71	—
Transportation	186	1	(1)	—	—	—	(14)	1	—	173	—
Other	29	(2)	2	—	(12)	—	—	10	—	27	(2)

Total non-U.S. corporate	1,607	2	14	93	(49)	—	(73)	38	(43)	1,589	(1)

Residential mortgage-backed	96	—	—	—	(45)	—	(8)	5	(11)	37	—
Commercial mortgage-backed	33	—	(3)	—	—	—	—	—	(2)	28	—
Other asset-backed	198	(6)	7	—	(5)	—	(5)	25	(64)	150	(6)

Total fixed maturity securities	4,392	3	42	210	(120)	—	(135)	123	(168)	4,347	1

Equity securities	44	—	—	2	—	—	—	—	—	46	—

Other invested assets:
Derivative assets:
Equity index options	57	9	—	15	—	—	(20)	—	—	61	—
Other foreign currency contracts	1	—	—	—	—	—	—	—	—	1	—

Total derivative assets	58	9	—	15	—	—	(20)	—	—	62	—

Total other invested assets	58	9	—	15	—	—	(20)	—	—	62	—

Restricted other invested assets related to securitization entities	131	—	—	—	—	—	—	—	—	131	—
Reinsurance recoverable (2)	26	(3)	—	—	—	1	—	—	—	24	(3)

Total Level 3 assets	$4,651	$9	$42	$227	$(120)	$1	$(155)	$123	$(168)	$4,610	$(2)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2017	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2017	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$(1)	$—	$—	$1	$—
State and political subdivisions	37	2	(2)	—	—	—	—	—	—	37	2
U.S. corporate:
Utilities	576	—	20	70	—	—	(4)	30	(30)	662	—
Energy	210	(1)	6	—	(10)	—	(32)	1	(16)	158	(1)
Finance and insurance	786	11	(1)	75	(31)	—	(163)	8	(15)	670	10
Consumer—non-cyclical	121	—	2	4	—	—	—	—	—	127	—
Technology and
communications	54	2	3	14	—	—	(1)	—	(20)	52	2
Industrial	48	—	—	13	—	—	—	—	(14)	47	—
Capital goods	152	1	3	—	—	—	(1)	—	(37)	118	1
Consumer—cyclical	258	—	9	2	—	—	(5)	—	(2)	262	—
Transportation	139	17	(5)	—	—	—	(48)	—	(42)	61	1
Other	143	—	1	—	(4)	—	(7)	37	—	170	—

Total U.S. corporate	2,487	30	38	178	(45)	—	(261)	76	(176)	2,327	13

Non-U.S. corporate:
Utilities	386	—	5	30	—	—	—	—	(62)	359	—
Energy	206	—	6	—	(1)	—	(1)	—	(33)	177	—
Finance and insurance	182	4	9	4	—	—	(30)	—	—	169	2
Consumer—non-cyclical	139	—	2	—	—	—	(12)	—	—	129	—
Technology and
communications	67	1	1	—	(21)	—	(19)	—	—	29	—
Industrial	109	—	3	13	—	—	—	14	—	139	—
Capital goods	169	—	3	—	—	—	(15)	—	(7)	150	—
Consumer—cyclical	69	—	—	—	—	—	(2)	2	—	69	—
Transportation	181	—	4	6	—	—	(10)	11	(11)	181	—
Other	25	(2)	2	15	(2)	—	—	11	—	49	—

Total non-U.S. corporate	1,533	3	35	68	(24)	—	(89)	38	(113)	1,451	2

Residential mortgage-backed	43	—	1	26	—	—	(2)	26	(8)	86	—
Commercial mortgage-backed	54	(2)	4	23	(9)	—	—	—	(48)	22	—
Other asset-backed	145	(8)	11	116	(35)	—	(12)	58	(50)	225	—

Total fixed maturity securities	4,301	25	87	411	(113)	—	(365)	198	(395)	4,149	17

Equity securities	47	—	—	1	(1)	—	—	—	(3)	44	—

Other invested assets:
Derivative assets:
Equity index options	72	42	—	36	—	—	(69)	—	—	81	21
Other foreign currency contracts	3	(3)	—	—	—	—	—	—	—	—	(2)

Total derivative assets	75	39	—	36	—	—	(69)	—	—	81	19

Total other invested assets	75	39	—	36	—	—	(69)	—	—	81	19

Restricted other invested assets related to securitization entities	131	—	—	—	(131)	—	—	—	—	—	—
Reinsurance recoverable (2)	16	(3)	—	—	—	1	—	—	—	14	(3)

Total Level 3 assets	$4,570	$61	$87	$448	$(245)	$1	$(434)	$198	$(398)	$4,288	$33

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2016	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2016	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$(1)	$—	$—	$2	$—
State and political subdivisions	35	2	(1)	7	—	—	—	—	(7)	36	2
U.S. corporate:
Utilities	449	1	28	101	(6)	—	(9)	68	(70)	562	—
Energy	253	—	(1)	—	—	—	(10)	7	(47)	202	—
Finance and insurance	715	12	58	54	(14)	—	(59)	72	(18)	820	11
Consumer—non-cyclical	109	—	7	5	(18)	—	—	—	—	103	—
Technology and communications	35	2	4	12	—	—	—	—	—	53	2
Industrial	61	—	5	—	—	—	—	12	—	78	—
Capital goods	180	1	6	—	(10)	—	—	—	(41)	136	1
Consumer—cyclical	239	4	9	44	(5)	—	(42)	19	(3)	265	—
Transportation	106	1	9	17	—	—	(14)	5	—	124	1
Other	182	1	1	—	—	—	(5)	16	(33)	162	1

Total U.S. corporate	2,329	22	126	233	(53)	—	(139)	199	(212)	2,505	16

Non-U.S. corporate:
Utilities	287	—	9	62	(5)	—	—	26	(10)	369	—
Energy	252	—	33	8	(11)	—	(31)	—	(26)	225	—
Finance and insurance	191	2	11	11	(1)	—	—	—	—	214	2
Consumer—non-cyclical	169	2	9	3	(3)	—	(48)	12	—	144	—
Technology and communications	62	—	6	18	(5)	—	—	—	—	81	—
Industrial	84	—	7	17	(20)	—	—	24	—	112	—
Capital goods	213	1	7	—	—	—	(15)	—	(33)	173	1
Consumer—cyclical	71	—	2	—	—	—	(2)	—	—	71	—
Transportation	144	1	3	—	—	—	(14)	39	—	173	—
Other	72	(2)	4	—	(12)	—	(7)	10	(38)	27	(2)

Total non-U.S. corporate	1,545	4	91	119	(57)	—	(117)	111	(107)	1,589	1

Residential mortgage-backed	116	—	2	51	(45)	—	(13)	13	(87)	37	—
Commercial mortgage-backed	10	—	1	23	—	—	(4)	—	(2)	28	—
Other asset-backed	1,142	(16)	3	12	(25)	—	(19)	66	(1,013)	150	(16)

Total fixed maturity securities	5,180	12	222	445	(180)	—	(293)	389	(1,428)	4,347	3

Equity securities	38	—	—	8	—	—	—	—	—	46	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	(1)	—	—	—	—
Equity index options	30	5	—	51	—	—	(25)	—	—	61	(4)
Other foreign currency contracts	3	(2)	—	1	—	—	(1)	—	—	1	(2)

Total derivative assets	34	3	—	52	—	—	(27)	—	—	62	(6)

Total other invested assets	34	3	—	52	—	—	(27)	—	—	62	(6)

Restricted other invested assets related to securitization entities	232	(55)	—	—	—	—	(46)	—	—	131	9
Reinsurance recoverable (2)	17	5	—	—	—	2	—	—	—	24	5

Total Level 3 assets	$5,501	$(35)	$222	$505	$(180)	$2	$(366)	$389	$(1,428)	$4,610	$11

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$7	$11	$22	$(33)
Net investment gains (losses)	28	(2)	39	(2)

Total	$35	$9	$61	$(35)

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$5	$9	$18	$23
Net investment gains (losses)	12	(11)	15	(12)

Total	$17	$(2)	$33	$11

The amount presented for unrealized gains (losses) included in net income (loss) for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2017:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$647	Credit spreads	73bps - 379bps	135bps
Energy	Internal models	86	Credit spreads	80bps - 193bps	142bps
Finance and insurance	Internal models	629	Credit spreads	70bps - 354bps	180bps
Consumer—non-cyclical	Internal models	127	Credit spreads	88bps - 247bps	132bps
Technology and communications	Internal models	52	Credit spreads	60bps - 353bps	299bps
Industrial	Internal models	20	Credit spreads	90bps - 207bps	162bps
Capital goods	Internal models	118	Credit spreads	90bps - 247bps	140bps
Consumer—cyclical	Internal models	236	Credit spreads	56bps - 210bps	129bps
Transportation	Internal models	54	Credit spreads	56bps - 123bps	89bps
Other	Internal models	161	Credit spreads	64bps - 135bps	75bps

Total U.S. corporate	Internal models	$2,130	Credit spreads	56bps - 379bps	146bps

Non-U.S. corporate:
Utilities	Internal models	$358	Credit spreads	77bps - 158bps	116bps
Energy	Internal models	146	Credit spreads	90bps - 169bps	116bps
Finance and insurance	Internal models	160	Credit spreads	69bps - 179bps	107bps
Consumer—non-cyclical	Internal models	118	Credit spreads	56bps - 191bps	112bps
Technology and communications	Internal models	29	Credit spreads	123bps - 222bps	171bps
Industrial	Internal models	130	Credit spreads	109bps - 247bps	146bps
Capital goods	Internal models	121	Credit spreads	88bps - 145bps	112bps
Consumer—cyclical	Internal models	69	Credit spreads	87bps - 169bps	112bps
Transportation	Internal models	161	Credit spreads	78bps - 210bps	115bps
Other	Internal models	49	Credit spreads	101bps - 233bps	181bps

Total non-U.S. corporate	Internal models	$1,341	Credit spreads	56bps - 247bps	120bps

Derivative assets:
Equity index options	Discounted cash flows	$81	Equity index volatility	6% - 27%	18%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$257	$—	$—	$257
Fixed index annuity embedded derivatives	394	—	—	394
Indexed universal life embedded derivatives	14	—	—	14

Total policyholder account balances	665	—	—	665

Derivative liabilities:
Interest rate swaps	39	—	39	—
Equity return swaps	2	—	2	—
Other foreign currency contracts	23	—	23	—

Total derivative liabilities	64	—	64	—

Borrowings related to securitization entities	12	—	—	12

Total liabilities	$741	$—	$64	$677

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$—	$—	$303
Fixed index annuity embedded derivatives	344	—	—	344
Indexed universal life embedded derivatives	11	—	—	11

Total policyholder account balances	658	—	—	658

Derivative liabilities:
Interest rate swaps	349	—	349	—
Foreign currency swaps	5	—	5	—
Credit default swaps related to securitization entities	1	—	1	—
Equity return swaps	1	—	1	—
Other foreign currency contracts	27	—	27	—

Total derivative liabilities	383	—	383	—

Borrowings related to securitization entities	12	—	—	12

Total liabilities	$1,053	$—	$383	$670

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2017	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2017	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$281	$(31)	$—	$—	$—	$7	$—	$—	$—	$257	$(31)
Fixed index annuity embedded derivatives	376	21	—	—	—	—	(3)	—	—	394	21
Indexed universal life embedded derivatives	13	(2)	—	—	—	3	—	—	—	14	(2)

Total policyholder account balances	670	(12)	—	—	—	10	(3)	—	—	665	(12)

Borrowings related to securitization entities	12	—	—	—	—	—	—	—	—	12	—

Total Level 3 liabilities	$682	$(12)	$—	$—	$—	$10	$(3)	$—	$—	$677	$(12)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(Amounts in millions)	Beginning balance as of July 1, 2016	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2016	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$494	$(63)	$—	$—	$—	$8	$—	$—	$—	$439	$(59)
Fixed index annuity embedded derivatives	351	16	—	—	—	—	(3)	—	—	364	16
Indexed universal life embedded derivatives	13	(3)	—	—	—	3	—	—	—	13	(3)

Total policyholder account balances	858	(50)	—	—	—	11	(3)	—	—	816	(46)

Borrowings related to securitization entities	11	—	—	—	—	—	—	—	—	11	—

Total Level 3 liabilities	$869	$(50)	$—	$—	$—	$11	$(3)	$—	$—	$827	$(46)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2017	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2017	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$(67)	$—	$—	$—	$21	$—	$—	$—	$257	$(64)
Fixed index annuity embedded derivatives	344	57	—	—	—	—	(7)	—	—	394	57
Indexed universal life embedded derivatives	11	(5)	—	—	—	8	—	—	—	14	(5)

Total policyholder account balances	658	(15)	—	—	—	29	(7)	—	—	665	(12)

Borrowings related to securitization entities	12	1	—	—	—	—	(1)	—	—	12	1

Total Level 3 liabilities	$670	$(14)	$—	$—	$—	$29	$(8)	$—	$—	$677	$(11)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2016	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2016	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$63	$—	$—	$—	$24	$—	$—	$—	$439	$72
Fixed index annuity embedded derivatives	342	22	—	—	—	10	(10)	—	—	364	22
Indexed universal life embedded derivatives	10	(6)	—	—	—	9	—	—	—	13	(6)

Total policyholder account balances	704	79	—	—	—	43	(10)	—	—	816	88

Derivative liabilities:
Credit default swaps related to securitization entities	14	(13)	—	—	—	—	2	—	(3)	—	—

Total derivative liabilities	14	(13)	—	—	—	—	2	—	(3)	—	—

Borrowings related to securitization entities	81	(65)	—	—	—	—	(5)	—	—	11	—

Total Level 3 liabilities	$799	$1	$—	$—	$—	$43	$(13)	$—	$(3)	$827	$88

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(12)	(50)	(14)	1

Total	$(12)	$(50)	$(14)	$1

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(12)	(46)	(11)	88

Total	$(12)	$(46)	$(11)	$88

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2017:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average
Policyholder account balances:
			Withdrawal utilization rate	40% - 84%	65%
			Lapse rate	— % - 8%	4%
			Non-performance risk (credit spreads)	26bps - 83bps	66bp	s
GMWB embedded derivatives (1)	Stochastic cash flow model	$257	Equity index volatility	13% - 24%	20%
Fixed index annuity embedded derivatives	Option budget method	$394	Expected future interest credited	— % - 2%	1%
Indexed universal life embedded derivatives	Option budget method	$14	Expected future interest credited	3% - 8%	5%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(7) Deferred Acquisition Costs

The following table presents the activity impacting deferred acquisition costs (“DAC”) for the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2017	2016
Unamortized beginning balance	$4,241	$4,569
Impact of foreign currency translation	12	8
Costs deferred	67	124
Amortization, net of interest accretion	(261)	(257)

Unamortized ending balance	4,059	4,444
Accumulated effect of net unrealized investment (gains) losses	(1,717)	(462)

Ending balance	$2,342	$3,982

We regularly review DAC to determine if it is recoverable from future income. In 2017 and 2016, we performed loss recognition testing and determined that we had premium deficiencies in our fixed immediate annuity products. As of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization. In addition, as a result of our fixed immediate annuity loss recognition testing as of September 30, 2017 and 2016, we increased our future policy benefit reserves and recognized expenses of $31 million and $24 million, respectively. The premium deficiency test results were primarily driven by the low interest rate environment. As of September 30, 2017, we believe all of our other businesses had sufficient future income and therefore the related DAC was recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these shadow adjustments may reverse from period to period. As of September 30, 2017, due primarily to the decline in interest rates increasing unrealized investments gains, we reduced the DAC balance of our long-term care insurance business to zero, a cumulative decrease in the accumulated effect of net unrealized investment gains of approximately $1.3 billion out of the total $1.7 billion in the table above, with an offsetting amount recorded in other comprehensive income (loss). In addition, we increased our future policy benefit reserves in our long-term care insurance business by approximately $333 million as of September 30, 2017, with an offsetting amount recorded in other comprehensive income (loss). There was no impact to net income (loss).

(8) Liability for Policy and Contract Claims

The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2017	2016
Beginning balance	$9,256	$8,095
Less reinsurance recoverables	(2,409)	(2,122)

Net beginning balance	6,847	5,973

Incurred related to insured events of:
Current year	2,748	2,569
Prior years	(306)	320

Total incurred	2,442	2,889

Paid related to insured events of:
Current year	(755)	(727)
Prior years	(1,746)	(1,646)

Total paid	(2,501)	(2,373)

Interest on liability for policy and contract claims	223	188
Foreign currency translation	27	14

Net ending balance	7,038	6,691
Add reinsurance recoverables	2,346	2,178

Ending balance	$9,384	$8,869

The liability for policy and contract claims represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adverse trends, could possibly be significant, and result in increases in reserves by an amount that could be material to our results of operations and financial condition and liquidity.

As of the nine months ended September 30, 2017, the favorable development of $306 million related to insured events of prior years was primarily attributable to favorable claim terminations in our long-term care insurance business. Our mortgage insurance businesses also experienced favorable prior year claim development mostly from an improvement in net cures and aging of existing claims, as well as lower delinquencies and an improvement in the estimated claim severity or amount.

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2017		2016		2017		2016
Pre-tax income (loss)	$286		$(125)		$1,019		$376

Statutory U.S. federal income tax rate	$100	35.0%	$(44)	35.0%	$357	35.0%	$132	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	1	0.1	—	—	(2)	(0.2)	1	0.2
Tax favored investments	6	1.9	1	(0.7)	3	0.3	(2)	(0.5)
Effect of foreign operations	(6)	(2.0)	5	(3.9)	(14)	(1.3)	(12)	(3.3)
Non-deductible expenses	—	—	(1)	0.5	1	0.1	(1)	(0.1)
Valuation allowance	—	—	265	(212.9)	—	—	240	63.8
Stock-based compensation	1	0.5	2	(1.8)	3	0.2	5	1.4
Loss on sale of business	—	—	—	—	—	—	(1)	(0.2)
Other, net	—	—	(6)	4.8	—	—	(7)	(1.8)

Effective rate	$102	35.5%	$222	(179.0)%	$348	34.1%	$355	94.5%

The effective tax rate for the three and nine months ended September 30, 2017 was impacted by higher tax benefits from lower taxed foreign income. The effective tax rate for the three and nine months ended September 30, 2016 was impacted by a valuation allowance of $265 million recorded on deferred tax assets related to foreign tax credits that we no longer expect to realize. The effective tax rate for the nine months ended September 30, 2016 was also impacted by the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe due to taxable gains supporting the recognition of these deferred tax assets in the prior year.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

definition of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

Adjustments to reconcile net income (loss) attributable to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders assume a 35% tax rate (unless otherwise indicated) and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

We recorded a pre-tax expense of $1 million in both the third and first quarters of 2017 related to restructuring costs as the company continues to evaluate and appropriately size its organizational needs and expenses.

In the third quarter of 2016, we recorded a pre-tax expense of $2 million related to restructuring costs as part of an expense reduction plan as the company evaluated and appropriately sized its organizational needs and expenses.

In the second quarter of 2016, we completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $2 million; we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million; we settled restricted borrowings related to a securitization entity and recorded a $64 million pre-tax gain related to the early extinguishment of debt; and we recorded a pre-tax expense of $5 million related to restructuring costs as part of an expense reduction plan as the company evaluated and appropriately sized its organizational needs and expenses.

In the first quarter of 2016, we recorded a pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of our mortgage insurance business in Europe; we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 notes; we also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million; we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations; and we recorded a pre-tax expense of $15 million related to restructuring costs as part of an expense reduction plan as the company evaluated and appropriately sized its organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented other than the following item. We incurred fees during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Revenues:
U.S. Mortgage Insurance segment	$194	$186	$570	$537

Canada Mortgage Insurance segment	220	156	593	463

Australia Mortgage Insurance segment	98	115	317	333

U.S. Life Insurance segment:
Long-term care insurance	1,033	980	3,063	3,051
Life insurance	389	418	1,217	953
Fixed annuities	190	218	605	613

U.S. Life Insurance segment	1,612	1,616	4,885	4,617

Runoff segment	90	84	266	218

Corporate and Other activities	1	(7)	(22)	3

Total revenues	$2,215	$2,150	$6,609	$6,171

The increase in total revenues for the nine months ended September 30, 2017 was primarily attributable to our U.S. Life Insurance segment driven mostly by a life block transaction in our life insurance business in the first quarter of 2016, under which we initially ceded $326 million of certain term life insurance premiums.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$107	$(380)	$464	$(155)
Add: net income attributable to noncontrolling interests	68	48	198	151

Net income (loss)	175	(332)	662	(4)
Income (loss) from discontinued operations, net of taxes	(9)	15	(9)	(25)

Income (loss) from continuing operations	184	(347)	671	21
Less: income from continuing operations attributable to noncontrolling interests	68	48	198	151

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	116	(395)	473	(130)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(62)	(18)	(161)	(38)
(Gains) losses from sale of businesses	—	—	—	(3)
(Gains) losses on early extinguishment of debt, net	—	—	—	(48)
Losses from life block transactions	—	—	—	9
Expenses related to restructuring	1	2	2	22
Fees associated with bond consent solicitation	—	—	—	18
Taxes on adjustments	21	6	56	(9)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$76	$(405)	$370	$(179)

(1)	For the three months ended September 30, 2017 and 2016, net investment (gains) losses were adjusted for net investment (gains) losses attributable to noncontrolling interests of $23 million and $2 million, respectively. For the nine months ended September 30, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of zero and $(15) million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $59 million and $8 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$73	$67	$237	$189

Canada Mortgage Insurance segment	37	36	114	107

Australia Mortgage Insurance segment	12	14	37	48

U.S. Life Insurance segment:
Long-term care insurance	(5)	(270)	42	(199)
Life insurance	(9)	48	6	110
Fixed annuities	13	15	43	28

U.S. Life Insurance segment	(1)	(207)	91	(61)

Runoff segment	13	12	38	22
Corporate and Other activities	(58)	(327)	(147)	(484)
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$76	$(405)	$370	$(179)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2017	December 31, 2016
Assets:
U.S. Mortgage Insurance segment	$3,015	$2,674
Canada Mortgage Insurance segment	5,435	4,884
Australia Mortgage Insurance segment	2,814	2,619
U.S. Life Insurance segment	81,858	81,933
Runoff segment	11,149	11,352
Corporate and Other activities	358	1,196

Total assets	$104,629	$104,658

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In January 2017, two putative stockholder class action lawsuits, captioned Rice v. Genworth Financial Incorporated, et al, and James v. Genworth Financial, Inc. et al, were filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. A third putative stockholder class action lawsuit captioned Rosenfeld Family Trust v. Genworth Financial, Inc. et al, was filed in

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the United States District Court for the District of Delaware against Genworth and its board of directors. In February 2017, a fourth putative class action lawsuit captioned Chopp v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors and a fifth putative class action lawsuit captioned Ratliff v. Genworth Financial, Inc. et al, was filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. The complaints in all five actions allege, among other things, that the preliminary proxy statement filed by Genworth with the SEC on December 21, 2016 contains false and/or materially misleading statements and/or omits material information. The complaints assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and seek equitable relief, including declaratory and injunctive relief, and an award of attorneys’ fees and expenses. On February 2, 2017, the plaintiff in Rice filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 10, 2017, defendants filed an opposition to the preliminary injunction motion in the Rice action. Also on February 10, 2017, the plaintiff in Rosenfeld Family Trust filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 14, 2017, defendants filed a motion to transfer the Rosenfeld Family Trust action to the Eastern District of Virginia. On February 15, 2017, defendants filed a motion to transfer the Chopp action to the Eastern District of Virginia. On February 21, 2017, the parties to the Eastern District of Virginia actions (Rice, James and Ratliff) reached an agreement in principle to resolve the pending preliminary injunction motion in the Eastern District of Virginia through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction. On February 22, 2017, the plaintiffs in the Eastern District of Virginia withdrew their preliminary injunction motion in consideration of the agreed disclosures to be filed in a Form 8-K by February 24, 2017. Also on February 22, 2017, the court in the District of Delaware suspended briefing on the motion for preliminary injunction in the Rosenfeld Family Trust action and entered an order transferring the Rosenfeld Family Trust and Chopp actions to the Eastern District of Virginia. On February 23, 2017, the court in the Eastern District of Virginia set the Rosenfeld Family Trust preliminary injunction motion for a hearing on March 1, 2017. On February 26, 2017, defendants filed an opposition to the preliminary injunction motion in the Rosenfeld Family Trust action. On February 27, 2017, the parties in the Rosenfeld Family Trust action reached an agreement in principle to resolve the pending preliminary injunction motion in the Rosenfeld Family Trust action through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction, and the plaintiff in the Rosenfeld Family Trust action withdrew its preliminary injunction motion in consideration of the agreed disclosures as filed in a Form 8-K on February 28, 2017. On March 6, 2017, the court in the Eastern District of Virginia entered an order setting a schedule for proceedings to appoint a lead plaintiff and lead counsel for the purported class action. On March 7, 2017, the court in the Eastern District of Virginia consolidated the Rice, James, Ratliff, Rosenfeld Family Trust, and Chopp actions. On July 5, 2017, the court in the Eastern District of Virginia heard oral argument on the motion to appoint a lead plaintiff and lead counsel. On August 25, 2017, the court in the Eastern District of Virginia entered an order appointing the plaintiffs Alexander Rice and Brian James as lead plaintiffs and their counsel as lead counsel.

In April 2017, one of our insurance subsidiaries, Genworth Life and Annuity Insurance Company (“GLAIC”) was named as a defendant in a putative class action lawsuit captioned Avazian, et al v. Genworth Life and Annuity Insurance Company, et al, in the United States District Court for the Central District of California. Plaintiff alleges breach of contract and breach of the covenant of good faith and fair dealing based upon GLAIC’s termination of plaintiff’s life insurance policy for nonpayment of premium. Plaintiff alleges that the termination for nonpayment of premium failed to comply with certain notice requirements of the California Insurance Code and seeks certification as a California class action on behalf of all insureds and beneficiaries of life insurance policies issued or delivered by GLAIC in California before January 1, 2013 who lost either their coverage or their ability to make a claim because of the termination of their policies by GLAIC for nonpayment of premium, and further seeks unspecified damages, pre-judgment and post-judgment interest, punitive damages,

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fees, costs and such other relief as the court deems just and proper. On June 23, 2017, we filed a motion to dismiss the complaint. On July 10, 2017, the plaintiff filed a notice of voluntary dismissal without prejudice. On July 12, 2017, the court ordered that this action and all claims therein, are dismissed in their entirety without prejudice. In August 2017, plaintiff re-filed a similar putative class action lawsuit, along with another plaintiff, Michael Torres, captioned Avazian, et al v. Genworth Life and Annuity Insurance Company, et al, in the Superior Court for the State of California, County of Los Angeles, naming GLAIC as a defendant. Plaintiffs allege similar causes of action as the previously dismissed lawsuit, and have added a claim for alleged violation of California Business and Professions Code. On August 31, 2017, we filed notice of the removal of this matter to the United States District Court for the Central District of California and on October 6, 2017, filed a motion to dismiss the complaint. We intend to vigorously defend the action.

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

(b) Commitments

As of September 30, 2017, we were committed to fund $319 million in limited partnership investments, $40 million in U.S. commercial mortgage loan investments and $21 million in private placement investments.

(12) Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2017	$1,180	$2,064	$(149)	$3,095
OCI before reclassifications	(70)	10	81	21
Amounts reclassified from (to) OCI	(19)	(22)	—	(41)

Current period OCI	(89)	(12)	81	(20)

Balances as of September 30, 2017 before noncontrolling interests	1,091	2,052	(68)	3,075

Less: change in OCI attributable to noncontrolling interests	(17)	—	57	40

Balances as of September 30, 2017	$1,108	$2,052	$(125)	$3,035

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2016	$2,789	$2,439	$(140)	$5,088
OCI before reclassifications	86	72	(1)	157
Amounts reclassified from (to) OCI	(9)	(18)	—	(27)

Current period OCI	77	54	(1)	130

Balances as of September 30, 2016 before noncontrolling interests	2,866	2,493	(141)	5,218

Less: change in OCI attributable to noncontrolling interests	6	—	10	16

Balances as of September 30, 2016	$2,860	$2,493	$(151)	$5,202

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2017	$1,262	$2,085	$(253)	$3,094
OCI before reclassifications	(95)	29	261	195
Amounts reclassified from (to) OCI	(77)	(62)	—	(139)

Current period OCI	(172)	(33)	261	56

Balances as of September 30, 2017 before noncontrolling interests	1,090	2,052	8	3,150

Less: change in OCI attributable to noncontrolling interests	(18)	—	133	115

Balances as of September 30, 2017	$1,108	$2,052	$(125)	$3,035

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2016	$1,254	$2,045	$(289)	$3,010
OCI before reclassifications	1,692	507	223	2,422
Amounts reclassified from (to) OCI	(62)	(59)	—	(121)

Current period OCI	1,630	448	223	2,301

Balances as of September 30, 2016 before noncontrolling interests	2,884	2,493	(66)	5,311

Less: change in OCI attributable to noncontrolling interests	24	—	85	109

Balances as of September 30, 2016	$2,860	$2,493	$(151)	$5,202

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $(5) million and $5 million, respectively, net of taxes of $1 million and $2 million, respectively, related to a net unrecognized postretirement benefit obligation as of September 30, 2017 and 2016. The amount also includes taxes of $28 million and $37 million, respectively, related to foreign currency translation adjustments as of September 30, 2017 and 2016.

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(29)	$(13)	$(118)	$(95)	Net investment (gains) losses
Provision for income taxes	10	4	41	33	Provision for income taxes

Total	$(19)	$(9)	$(77)	$(62)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(34)	$(27)	$(95)	$(80)	Net investment income
Interest rate swaps hedging assets	—	—	(2)	(1)	Net investment (gains) losses
Inflation indexed swaps	—	—	—	(2)	Net investment income
Inflation indexed swaps	—	—	—	(7)	Net investment (gains) losses
Provision for income taxes	12	9	35	31	Provision for income taxes

Total	$(22)	$(18)	$(62)	$(59)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of September 30, 2017 and December 31, 2016, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and nine months ended September 30, 2017 and 2016 and the condensed consolidating cash flows statement information for the nine months ended September 30, 2017 and 2016.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of September 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$62,752	$(200)	$62,552
Equity securities available-for-sale, at fair value	—	—	765	—	765
Commercial mortgage loans	—	—	6,268	—	6,268
Restricted commercial mortgage loans related to securitization entities	—	—	111	—	111
Policy loans	—	—	1,818	—	1,818
Other invested assets	—	75	1,517	(2)	1,590
Investments in subsidiaries	13,191	12,459	—	(25,650)	—

Total investments	13,191	12,534	73,231	(25,852)	73,104
Cash and cash equivalents	—	754	2,082	—	2,836
Accrued investment income	—	—	639	—	639
Deferred acquisition costs	—	—	2,342	—	2,342
Intangible assets and goodwill	—	—	315	—	315
Reinsurance recoverable	—	—	17,553	—	17,553
Other assets	—	90	470	(8)	552
Intercompany notes receivable	—	161	33	(194)	—
Deferred tax assets	—	—	24	—	24
Separate account assets	—	—	7,264	—	7,264

Total assets	$13,191	$13,539	$103,953	$(26,054)	$104,629

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$38,022	$—	$38,022
Policyholder account balances	—	—	24,531	—	24,531
Liability for policy and contract claims	—	—	9,384	—	9,384
Unearned premiums	—	—	3,512	—	3,512
Other liabilities	8	163	1,842	(11)	2,002
Intercompany notes payable	145	232	17	(394)	—
Borrowings related to securitization entities	—	—	59	—	59
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,722	502	—	4,224
Deferred tax liability	(31)	(862)	1,127	—	234
Separate account liabilities	—	—	7,264	—	7,264

Total liabilities	122	3,255	86,570	(405)	89,542

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,973	9,096	18,381	(27,477)	11,973
Accumulated other comprehensive income (loss)	3,035	3,040	3,057	(6,097)	3,035
Retained earnings	760	(1,852)	(6,376)	8,228	760
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,069	10,284	15,065	(25,349)	13,069
Noncontrolling interests	—	—	2,318	(300)	2,018

Total equity	13,069	10,284	17,383	(25,649)	15,087

Total liabilities and equity	$13,191	$13,539	$103,953	$(26,054)	$104,629

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,135	$—	$1,135
Net investment income	(1)	2	800	(4)	797
Net investment gains (losses)	—	(4)	89	—	85
Policy fees and other income	—	4	195	(1)	198

Total revenues	(1)	2	2,219	(5)	2,215

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,344	—	1,344
Interest credited	—	—	164	—	164
Acquisition and operating expenses, net of deferrals	20	(2)	247	—	265
Amortization of deferred acquisition costs and intangibles	—	—	83	—	83
Interest expense	—	66	12	(5)	73

Total benefits and expenses	20	64	1,850	(5)	1,929

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(21)	(62)	369	—	286
Provision (benefit) for income taxes	(5)	(21)	128	—	102
Equity in income of subsidiaries	123	71	—	(194)	—

Income from continuing operations	107	30	241	(194)	184
Income (loss) from discontinued operations, net of taxes	—	4	(13)	—	(9)

Net income	107	34	228	(194)	175
Less: net income attributable to noncontrolling interests	—	—	68	—	68

Net income available to Genworth Financial, Inc.’s common stockholders	$107	$34	$160	$(194)	$107

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,382	$—	$3,382
Net investment income	(3)	5	2,397	(11)	2,388
Net investment gains (losses)	—	(12)	232	—	220
Policy fees and other income	—	3	617	(1)	619

Total revenues	(3)	(4)	6,628	(12)	6,609

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,796	—	3,796
Interest credited	—	—	494	—	494
Acquisition and operating expenses, net of deferrals	48	(2)	729	—	775
Amortization of deferred acquisition costs and intangibles	—	—	316	—	316
Interest expense	—	187	34	(12)	209

Total benefits and expenses	48	185	5,369	(12)	5,590

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(51)	(189)	1,259	—	1,019
Provision (benefit) for income taxes	(9)	(65)	422	—	348
Equity in income of subsidiaries	506	339	—	(845)	—

Income from continuing operations	464	215	837	(845)	671
Income (loss) from discontinued operations, net of taxes	—	4	(13)	—	(9)

Net income	464	219	824	(845)	662
Less: net income attributable to noncontrolling interests	—	—	198	—	198

Net income available to Genworth Financial, Inc.’s common stockholders	$464	$219	$626	$(845)	$464

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$107	$34	$228	$(194)	$175
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(72)	(71)	(89)	143	(89)
Derivatives qualifying as hedges	(12)	(12)	(12)	24	(12)
Foreign currency translation and other adjustments	24	12	80	(35)	81

Total other comprehensive income (loss)	(60)	(71)	(21)	132	(20)

Total comprehensive income (loss)	47	(37)	207	(62)	155
Less: comprehensive income attributable to noncontrolling interests	—	—	108	—	108

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$(37)	$99	$(62)	$47

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net loss	$(380)	$(420)	$(108)	$576	$(332)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	66	63	73	(130)	72
Net unrealized gains (losses) on other-than-temporarily impaired securities	5	4	4	(8)	5
Derivatives qualifying as hedges	54	54	57	(111)	54
Foreign currency translation and other adjustments	(11)	(3)	—	13	(1)

Total other comprehensive income (loss)	114	118	134	(236)	130

Total comprehensive income (loss)	(266)	(302)	26	340	(202)
Less: comprehensive income attributable to noncontrolling interests	—	—	64	—	64

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(266)	$(302)	$(38)	$340	$(266)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$464	$219	$824	$(845)	$662
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(155)	(172)	(173)	327	(173)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	(33)	(33)	(32)	65	(33)
Foreign currency translation and other adjustments	128	109	260	(236)	261

Total other comprehensive income (loss)	(59)	(95)	56	154	56

Total comprehensive income	405	124	880	(691)	718
Less: comprehensive income attributable to noncontrolling interests	—	—	313	—	313

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$405	$124	$567	$(691)	$405

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(155)	$(284)	$451	$(16)	$(4)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,600	1,555	1,625	(3,156)	1,624
Net unrealized gains (losses) on other-than-temporarily impaired securities	6	5	6	(11)	6
Derivatives qualifying as hedges	448	447	481	(928)	448
Foreign currency translation and other adjustments	138	65	224	(204)	223

Total other comprehensive income (loss)	2,192	2,072	2,336	(4,299)	2,301

Total comprehensive income	2,037	1,788	2,787	(4,315)	2,297
Less: comprehensive income attributable to noncontrolling interests	—	—	260	—	260

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$2,037	$1,788	$2,527	$(4,315)	$2,037

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flows statement information for the nine months ended September 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$464	$219	$824	$(845)	$662
Less loss from discontinued operations, net of taxes	—	(4)	13	—	9
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(506)	(339)	—	845	—
Dividends from subsidiaries	—	119	(119)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	4	(111)	—	(107)
Net investment (gains) losses	—	12	(232)	—	(220)
Charges assessed to policyholders	—	—	(534)	—	(534)
Acquisition costs deferred	—	—	(67)	—	(67)
Amortization of deferred acquisition costs and intangibles	—	—	316	—	316
Deferred income taxes	6	(47)	275	—	234
Trading securities, held-for-sale investments and derivative instruments	—	(46)	762	—	716
Stock-based compensation expense	23	—	6	—	29
Change in certain assets and liabilities:
Accrued investment income and other assets	2	(2)	(25)	4	(21)
Insurance reserves	—	—	1,202	—	1,202
Current tax liabilities	(6)	(75)	54	—	(27)
Other liabilities, policy and contract claims and other policy-related balances	(29)	34	(259)	(6)	(260)

Net cash from operating activities	(46)	(125)	2,105	(2)	1,932

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,396	—	3,396
Commercial mortgage loans	—	—	454	—	454
Restricted commercial mortgage loans related to securitization entities	—	—	18	—	18
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,269	—	3,269
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(6,709)	—	(6,709)
Commercial mortgage loans	—	—	(608)	—	(608)
Other invested assets, net	—	25	(548)	2	(521)
Policy loans, net	—	—	28	—	28
Intercompany notes receivable	—	(77)	34	43	—
Capital contributions to subsidiaries	(7)	—	7	—	—
Payments for business purchased, net of cash acquired	(7)	—	2	—	(5)

Net cash used by investing activities	(14)	(52)	(657)	45	(678)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	902	—	902
Withdrawals from universal life and investment contracts	—	—	(2,003)	—	(2,003)
Repayment of borrowings related to securitization entities	—	—	(16)	—	(16)
Repurchase of subsidiary shares	—	—	(31)	—	(31)
Dividends paid to noncontrolling interests	—	—	(92)	—	(92)
Proceeds from intercompany notes payable	61	(35)	17	(43)	—
Other, net	(1)	(32)	3	—	(30)

Net cash used by financing activities	60	(67)	(1,220)	(43)	(1,270)

Effect of exchange rate changes on cash and cash equivalents	—	—	68	—	68

Net change in cash and cash equivalents	—	(244)	296	—	52
Cash and cash equivalents at beginning of period	—	998	1,786	—	2,784

Cash and cash equivalents at end of period	$—	$754	$2,082	$—	$2,836

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flows statement information for the nine months ended September 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(155)	$(284)	$451	$(16)	$(4)
Less loss from discontinued operations, net of taxes	2	7	16	—	25
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	62	(78)	—	16	—
Dividends from subsidiaries	—	250	(250)	—	—
(Gain) loss on sale of businesses	—	1	(27)	—	(26)
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	3	(115)	—	(112)
Net investment (gains) losses	—	14	(45)	—	(31)
Charges assessed to policyholders	—	—	(574)	—	(574)
Acquisition costs deferred	—	—	(124)	—	(124)
Amortization of deferred acquisition costs and intangibles	—	—	305	—	305
Deferred income taxes	8	304	(139)	—	173
Trading securities, held-for-sale investments and derivative instruments	—	5	754	—	759
Stock-based compensation expense	18	—	7	—	25
Change in certain assets and liabilities:
Accrued investment income and other assets	(3)	(4)	(246)	(5)	(258)
Insurance reserves	—	—	691	—	691
Current tax liabilities	11	(4)	37	—	44
Other liabilities, policy and contract claims and other policy-related balances	(1)	(22)	928	—	905

Net cash from operating activities	(58)	192	1,669	(5)	1,798

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	2,496	—	2,646
Commercial mortgage loans	—	—	555	—	555
Restricted commercial mortgage loans related to securitization entities	—	—	27	—	27
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	4,064	—	4,064
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(8,758)	—	(8,758)
Commercial mortgage loans	—	—	(405)	—	(405)
Other invested assets, net	—	—	(143)	5	(138)
Policy loans, net	—	—	(80)	—	(80)
Intercompany notes receivable	—	(58)	(18)	76	—
Proceeds from sale of businesses, net of cash transferred	—	1	38	—	39

Net cash used by investing activities	—	93	(2,224)	81	(2,050)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	1,028	—	1,028
Withdrawals from universal life and investment contracts	—	—	(1,463)	—	(1,463)
Redemption of non-recourse funding obligations	—	—	(1,620)	—	(1,620)
Repayment and repurchase of long-term debt	—	(326)	(36)	—	(362)
Repayment of borrowings related to securitization entities	—	—	(37)	—	(37)
Return of capital to noncontrolling interests	—	—	(70)	—	(70)
Dividends paid to noncontrolling interests	—	—	(126)	—	(126)
Proceeds from intercompany notes payable	58	18	—	(76)	—
Other, net	—	(36)	(13)	—	(49)

Net cash used by financing activities	58	(344)	(2,337)	(76)	(2,699)

Effect of exchange rate changes on cash and cash equivalents	—	—	36	—	36

Net change in cash and cash equivalents	—	(59)	(2,856)	—	(2,915)
Cash and cash equivalents at beginning of period	—	1,124	4,869	—	5,993

Cash and cash equivalents at end of period	$—	$1,065	$2,013	$—	$3,078

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2016, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $220 million to us in 2017 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $220 million is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2017 at this level as they need to retain capital for growth and to meet capital requirements and desired thresholds. As of September 30, 2017, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $13.0 billion and $12.2 billion, respectively.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the China Oceanwide transaction. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•	risks related to the proposed transaction with China Oceanwide Holdings Group Co., Ltd. (“China Oceanwide”) including: our inability to complete the transaction in a timely manner or at all; the parties’ inability to obtain regulatory approvals, including from the Committee on Foreign Investment in the United States (“CFIUS”), or the possibility that such regulatory approvals may further delay the transaction or will not be received prior to November 30, 2017 (and either or both of the parties may not be willing to further waive their end date termination rights beyond November 30, 2017) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals, including any mitigation approaches that may be necessary to obtain CFIUS approval (including conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable); existing and potential legal proceedings may be instituted against us in connection with the transaction that may delay the transaction, make it more costly or ultimately preclude it; the risk that the proposed transaction disrupts our current plans and operations as a result of the consummation of the transaction; certain restrictions during the pendency of the transaction that may impact our ability to pursue certain business opportunities or strategic transactions; continued availability of capital and financing to us before, or in the absence of, the consummation of the transaction; further rating agency actions and downgrades in our debt or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the transaction; the amount of the costs, fees, expenses and other charges related to the transaction; the risks related to diverting management’s attention from our ongoing business operations; the merger agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee; our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business;

•

strategic risks in the event the proposed transaction with China Oceanwide is not consummated including: our inability to successfully execute alternative strategic plans to effectively address our current business challenges (including with respect to the restructuring of our U.S. life insurance businesses, debt obligations, including our debt maturing in May 2018, cost savings, ratings and capital); our ability to continue to sell long-term care insurance policies; our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner and on anticipated terms; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents for such alternative strategic plans, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to achieve anticipated cost-savings in a timely manner; adverse tax or accounting charges; and inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required;

•	risks relating to estimates, assumptions and valuations including: risks related to the impact of our annual review of assumptions and methodologies related to our margin reviews in the fourth quarter of 2017, including risks that additional information obtained in finalizing our margin review in the fourth quarter of 2017 or other changes to assumptions or methodologies materially affect the impact on margins; inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including reviews we expect to carry out in the fourth quarter of 2017); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); adverse impact on our results of operations, including our loss ratio as a result of our annual review of the premium earnings pattern for our mortgage insurance business in Australia (which we expect to carry out in the fourth quarter of 2017); and changes in valuation of fixed maturity, equity and trading securities;

•	risks relating to economic, market and political conditions including: downturns and volatility in global economies and equity and credit markets; interest rates and changes in rates (particularly given the historically low interest rate environment) have adversely impacted, and may continue to materially adversely impact, our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•	regulatory and legal risks including: extensive regulation of our businesses and changes in applicable laws and regulations (including changes to tax laws and regulations); litigation and regulatory investigations or other actions; dependence on dividends and other distributions from our subsidiaries (particularly our international subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries and insurance, regulatory or corporate law restrictions; adverse change in regulatory requirements, including risk-based capital; changes in regulations adversely affecting our international operations; inability to maintain the private mortgage insurer eligibility requirements (“PMIERs”); inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements and hazardous financial condition standards; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our mortgage insurance businesses; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act; and changes in accounting and reporting standards;

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

•	operational risks including: inability to retain, attract and motivate qualified employees or senior management; ineffective or inadequate risk management in identifying, controlling or mitigating risks; reliance on, and loss of, key customer or distribution relationships; availability, affordability and adequacy of reinsurance to protect us against losses; competition; competition in our mortgage insurance businesses from government and government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations; and failure or any compromise of the security of our computer systems, disaster recovery systems and business continuity plans and failures to safeguard, or breaches of, our confidential information;

•	insurance and product-related risks including: our inability to increase sufficiently, and in a timely manner, premiums on in-force long-term care insurance policies and/or reduce in-force benefits, and charge higher premiums on new policies, in each case, as currently anticipated and as may be required from time to time in the future (including as a result of our failure to obtain any necessary regulatory approvals or unwillingness or inability of policyholders to pay increased premiums), including to offset any impact on our margins in connection with our margin reviews in the fourth quarter of 2017; our inability to reflect future premium increases and other management actions in our margin calculation as anticipated, including in connection with our margin reviews in the fourth quarter of 2017; failure to sufficiently increase new sales for our long-term care insurance products; our inability to realize anticipated benefits of our rescissions, curtailments, loan modifications or other similar programs in our mortgage insurance businesses; premiums for the significant portion of our mortgage insurance risk in-force with high loan-to-value ratios may not be sufficient to compensate us for the greater risks associated with those policies; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations; increases in the use of alternatives to private mortgage insurance and reductions in the level of coverage selected; potential liabilities in connection with our U.S. contract underwriting services; and medical advances, such as genetic research and diagnostic imaging, and related legislation that impact policyholder behavior in ways adverse to us;

•	other risks including: occurrence of natural or man-made disasters or a pandemic; impairments of or valuation allowances against our deferred tax assets; the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control; and provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

•	risks relating to our common stock including: the continued suspension of payment of dividends; and stock price fluctuations.

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

Strategic Update

We continue to focus on improving business performance, addressing financial leverage and increasing financial and strategic flexibility across the organization. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and restructuring our U.S. life insurance businesses.

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

Genworth Financial and China Oceanwide continue to work towards satisfying the closing conditions of their proposed transaction as soon as possible. To date, we have announced approvals from the Virginia State Corporation Commission Bureau of Insurance, the North Carolina Department of Insurance, the South Carolina Department of Insurance and the Vermont Insurance Division. However, on October 2, 2017, Genworth Financial and China Oceanwide withdrew their joint voluntary notice to CFIUS, with an intent to refile with additional mitigation approaches. Both parties are actively engaged in developing these approaches, including the potential involvement of a U.S. third-party service provider, and anticipate refiling a new joint notice with CFIUS as soon as the terms of the additional mitigation approaches are determined. Genworth Financial and China Oceanwide are fully committed to developing an acceptable solution with CFIUS; however, there can be no assurance that CFIUS will ultimately agree to clear the transaction between Genworth Financial and China Oceanwide on terms acceptable to the parties or at all. In addition to approval and clearance by CFIUS, the closing of the proposed transaction remains subject to the receipt of required regulatory approvals in the U.S., China, and other international jurisdictions and other closing conditions. Genworth Financial and China Oceanwide also continue to be actively engaged with the other relevant regulators regarding the pending applications.

On August 21, 2017, Genworth Financial, the Parent and Merger Sub entered into a Waiver and Agreement pursuant to which Genworth Financial and the Parent each agreed to, among other things, waive until November 30, 2017 its right to terminate the Merger Agreement and abandon the merger in accordance with the terms of the Merger Agreement due to a failure of the merger to have been completed on or before August 31, 2017. Genworth Financial and China Oceanwide are also discussing an additional waiver of each party’s right to terminate the Merger Agreement beyond the November 30, 2017 deadline. If we are unable to reach an agreement as to a further extension of the deadline or are unable to satisfy the closing conditions by the applicable deadline, then either party may terminate the Merger Agreement. Genworth Financial and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible.

As part of the transaction, China Oceanwide committed in the Merger Agreement to contribute $600 million of cash to Genworth Financial to address our debt maturing in May 2018, on or before its maturity, as well as $525 million of cash to our U.S. life insurance businesses. This contribution is in addition to $175 million of cash previously committed by Genworth Holdings to our U.S. life insurance businesses to pursue their restructuring as described below. These contributions, in addition to addressing the 2018 debt maturity, are intended to increase the likelihood of obtaining regulatory approvals for the China Oceanwide transaction as well as help achieve our strategic objectives of improving Genworth’s overall financial strength and flexibility and supporting the restructuring of our U.S. life insurance businesses, as described further below. Due to the delay in the timing of the closing of the transaction, we are currently reviewing potential refinancing options, which may include secured indebtedness, to address upcoming debt maturities in the event the transaction with China Oceanwide cannot be completed in a timely manner or at all. We could also utilize holding company cash and/or pursue potential asset sales to address upcoming debt maturities in the event the transaction with China Oceanwide cannot be completed. In the absence of the transaction with China Oceanwide or a refinancing alternative, we believe we would need to pursue asset sales to address our debt maturities, including potential sales of our mortgage insurance businesses in Canada and/or Australia. We are also evaluating options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event a transaction with China Oceanwide cannot be completed.

If the China Oceanwide transaction is completed, we will be a standalone subsidiary of China Oceanwide and our senior management team will continue to lead the business from our current headquarters in Richmond, Virginia. Likewise, we intend to maintain our existing portfolio of businesses, including our mortgage insurance businesses in Australia and Canada. Our day-to-day operations are not expected to change as a result of this transaction.

Restructuring of U.S. Life Insurance Businesses

In February 2016, we announced that one of our strategic objectives was to separate, then isolate, through a series of internal transactions, our long-term care insurance business from our other U.S. life insurance businesses. We continued to pursue this plan in connection with the China Oceanwide transaction, with some differences from our previously announced restructuring plan. Our goal under the plan has been to align substantially all of our non-New York in-force life insurance and annuity business under Genworth Life and Annuity Insurance Company (“GLAIC”), our Virginia domiciled life insurance company, and substantially all of our non-New York long-term care insurance business under Genworth Life Insurance Company (“GLIC”), our Delaware domiciled life insurance company. As part of this strategic objective, effective April 1, 2017, GLAIC assumed risk on a coinsurance basis for certain blocks of term life insurance, universal life insurance and single premium whole life insurance from GLIC. Effective July 1, 2017, GLIC recaptured certain single premium deferred annuity products previously ceded to GLAIC. In addition, effective July 1, 2017, GLAIC assumed risk on a modified coinsurance basis for certain blocks of fixed annuities, including those single premium deferred annuity products recaptured by GLIC, and certain corporate-owned life insurance policies from GLIC. As a result, there was an adverse impact on GLIC’s risk-based capital ratio of approximately 15 points in the third quarter of 2017. However, the internal transactions had no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as the financial impact of the intercompany reinsurance was eliminated in consolidation. These transactions complete our goal to align substantially all of our non-New York in-force life insurance and annuity business under GLAIC and substantially all of our non-New York long-term care insurance business under GLIC. All of these transactions were also required under the Merger Agreement with China Oceanwide. The reinsurance treaties effective July 1, 2017 include provisions that require us to unwind or void these treaties in the event the merger transaction with China Oceanwide is terminated.

In addition, based on China Oceanwide’s $525 million capital commitment under the Merger Agreement, together with the $175 million of cash previously committed by Genworth Holdings, a Genworth holding company would seek, in connection with the completion of the China Oceanwide transaction, the purchase of GLAIC from GLIC at fair market value. Together with the internal reinsurance transactions completed in April 2017 and July 2017, finalization of the GLAIC sale, if completed, would isolate our non-New York long-term care insurance business from our other non-New York U.S. life insurance businesses and achieve this strategic objective, and regulatory approval to do so is a condition to the closing of the China Oceanwide transaction. China Oceanwide has no future obligation and has expressed no intention to contribute additional capital to support our legacy long-term care insurance business.

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

Strategic Alternatives

If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges, including our May 2018 debt maturity and other debt service obligations. Prior to the announcement of the China Oceanwide transaction, we previously disclosed that after discussions with regulators, we believed as a first step, we might only be able to distribute a portion of GLAIC from GLIC. As a result of the recent performance of our long-term care and life insurance businesses and the charges we recorded in the third and fourth quarters of 2016, absent the China Oceanwide transaction and any alternative commitment of external capital, we believe there would be: considerable doubt as to the feasibility and timing of achieving a partial unstacking of GLAIC in the foreseeable future, if at all; increased pressure on and potential downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share of the U.S. mortgage insurance industry; limitation on our ability to continue to write new long-term care insurance policies; and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt. In the absence of the China Oceanwide transaction and/or a refinancing alternative, which we can neither predict nor guarantee, we believe we would need to pursue asset sales to address these challenges, including potential sales of our mortgage insurance businesses in Canada and/or Australia. Asset sales or changes to our financial projections, including changes that anticipate planned asset sales, may negatively impact our ability to realize certain foreign tax credits or other deferred tax assets and have a resulting material adverse effect on our results of operation. We are also evaluating options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event a transaction with China Oceanwide cannot be completed.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $107 million during the three months ended September 30, 2017 and a net loss available to Genworth Financial, Inc.’s common stockholders of $380 million during the three months ended September 30, 2016.

•	In our long-term care insurance business, our adjusted operating loss available to Genworth Financial, Inc.’s common stockholders was lower for the three months ended September 30, 2017 largely from an increase of $283 million in claim reserves, net of reinsurance, in the prior year as a result of our annual claims assumption review. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. This increase was partially offset by higher severity on new claims in the current year. The current year also included $8 million of higher premiums and reduced benefits from in-force rate actions approved and implemented.

•	During the third quarter of 2016, we recorded a valuation allowance of $265 million on deferred tax assets in Corporate and Other activities. In light of the prior year’s financial projections, which included the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the announced transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $464 million during the nine months ended September 30, 2017 and a net loss available to Genworth Financial, Inc.’s common stockholders of $155 million during the nine months ended September 30, 2016.

•	Benefits and other changes in policy reserves decreased across our mortgage insurance businesses, particularly in our U.S. Mortgage Insurance and Canada Mortgage Insurance segments, which decreased pre-tax by $45 million and $39 million, respectively. These decreases were largely attributable to the favorable developments in our loss ratios discussed below.

•	The loss ratios in our U.S. Mortgage Insurance and Canada Mortgage Insurance segments were 13% and 11%, respectively, for the nine months ended September 30, 2017. The loss ratio in our U.S. Mortgage Insurance segment was driven mostly by improvements in the net benefit from cures and aging of existing delinquencies and an increase in earned premiums in the current year. A continued decline in new flow delinquencies, net of cures, mostly from overall improving regional macroeconomic conditions, along with a lower average reserve per delinquency benefited the loss ratio in our Canada Mortgage Insurance segment.

•	On March 1, 2017, the Pennsylvania Commonwealth Court approved petitions to liquidate Penn Treaty Network America Insurance Company and American Network Insurance Company (“Penn Treaty”) due to financial difficulties that could not be resolved through rehabilitation. As a result of the plan of Penn Treaty liquidation, our long-term care insurance business recorded net guaranty fund assessments of $14 million in the first quarter of 2017.

•	In our long-term care insurance business, the adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for the nine months ended September 30, 2016 was largely from an increase of $283 million in claim reserves, net of reinsurance, as discussed above. The current year included higher incremental premiums and reduced benefits of $18 million from in-force rate actions approved and implemented. Our long-term care insurance results were also favorably impacted by seasonally higher claim terminations during the first half of 2017.

•	During the nine months ended September 30, 2016, we recorded a valuation allowance of $265 million on deferred tax assets in Corporate and Other activities, as discussed above.

•	During the nine months ended September 30, 2016, we recorded a $45 million expense related to the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $6 million of legal fees and expenses related to this litigation. We also recorded $3 million of additional legal fees in the prior year related to other pending litigation.

•	During the nine months ended September 30, 2016, we recorded $14 million related to restructuring costs as part of an expense reduction plan as we evaluated and appropriately sized our organizational needs and expenses. In addition, we recorded a loss of $6 million from the write-off of deferred borrowing costs in connection with the early extinguishment of non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016.

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

•	Completed sale of our mortgage insurance business in Europe. On May 9, 2016, we completed the sale of our European mortgage insurance business to AmTrust Financial Services, Inc. for $55 million and received net proceeds of approximately $50 million. During the nine months ended September 30, 2016, we recorded an after-tax gain of $18 million related to the sale of our mortgage insurance business in Europe.

•	Sale of our lifestyle protection business. During the three months ended September 30, 2017, we recorded an additional loss of $9 million associated with the sale of our lifestyle protection insurance business primarily related to an adjustment of certain claims previously included in discontinued operations and tax items. We retained liabilities for certain claims, taxes and sales practices that occurred while we owned the lifestyle protection insurance business. We have established our current best estimates for these liabilities, where appropriate; however, there may be future adjustments to these estimates. During the three and nine months ended September 30, 2016, we recorded a gain of $15 million and a loss of $25 million related to the sale of our lifestyle protection insurance business, respectively.

U.S. Life Insurance

•	Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these rate action filings, we received 75 filing approvals from 32 states during the nine months ended September 30, 2017, representing a weighted-average increase of 27% on approximately $457 million in annualized in-force premiums. We also submitted 131 new filings in 39 states during the nine months ended September 30, 2017 on approximately $828 million in annualized in-force premiums.

•	Restructuring and business alignment. The internal reinsurance transactions completed in April 2017 and July 2017, as discussed above, complete our goal to align substantially all of our in-force life insurance and annuity business under GLAIC and substantially all of our long-term care insurance business under GLIC.

•	Suspension of sales of our traditional life insurance and fixed annuity products. As part of our initiative announced on February 4, 2016 to restructure our U.S. life insurance businesses, we decided to suspend sales of our traditional life insurance and fixed annuity products on March 7, 2016 given the continued impact of ratings and recent sales levels of these products. This action, along with reducing expense levels in our U.S. life insurance businesses resulted in approximately $50 million of annualized pre-tax cash expense savings.

Liquidity and Capital Resources

•	Genworth MI Canada Inc. (“Genworth Canada”) New Credit Facility. On September 29, 2017, Genworth Canada, our majority-owned subsidiary, entered into a CAD$200 million syndicated senior unsecured revolving credit facility, which matures on September 29, 2022. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the credit agreement. The credit facility includes customary representations, warranties, covenants, terms and conditions. This syndicated credit facility replaced an existing CAD$100 million senior unsecured revolving credit facility which was cancelled on September 29, 2017. As of September 30, 2017, there was no amount outstanding under Genworth Canada’s credit facility and all of the covenants were fully met.

•	Redemption of Genworth Holdings’ 2016 notes. In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest using cash proceeds received from the sale of our lifestyle protection insurance business.

•	Repurchase of Genworth Holdings senior notes. During the three months ended March 31, 2016, we repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

•	Completion of Genworth Holdings’ bond consent solicitation. During the three months ended March 31, 2016, Genworth Holdings paid total fees related to the bond consent solicitation of approximately $61 million, including bond consent fees of $43 million, which were deferred, as well as broker, advisor and investment banking fees of $18 million, which were expensed.

•	Redemption of Non-Recourse Funding Obligations. During the three months ended March 31, 2016, in connection with a life block transaction, River Lake Insurance Company, our indirect wholly-owned subsidiary, redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake Insurance Company II, our indirect wholly-owned subsidiary, redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs.

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

As of November 2, 2017, our principal mortgage insurance subsidiaries were rated in terms of financial strength by Standard & Poor’s Financial Services, LLC (“S&P”), Moody’s Investor Service, Inc. (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	BB+ (Marginal)	Ba1 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Company Canada	A+ (Strong)	Not rated	AA (Superior)
Genworth Financial Mortgage Insurance Pty. Limited (Australia) (1)	A+ (Strong)	Baa1 (Adequate)	Not rated

(1)	Also rated “A+” by Fitch Ratings (“Fitch”).

As of November 2, 2017, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and A.M. Best Company, Inc. (“A.M. Best”) as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	B+ (Weak)	B2 (Poor)	B (Fair)
Genworth Life and Annuity Insurance Company	B+ (Weak)	Ba1 (Questionable)	B++ (Good)
Genworth Life Insurance Company of New York	B+ (Weak)	B2 (Poor)	B (Fair)

The S&P, Moody’s, DBRS and A.M. Best financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

S&P states that insurers rated “A” (Strong), “BB” (Marginal) or “B” (Weak) have strong, marginal or weak financial security characteristics, respectively. The “A,” “BB” and “B” ranges are the third-, fifth- and sixth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing within a major rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A+,” “BB+” and “B+” ratings are the fifth-, eleventh- and fourteenth-highest of S&P’s 21 ratings categories.

On September 18, 2017, based largely on regulatory approval uncertainty pertaining to the China Oceanwide transaction, S&P revised Genworth Financial and Genworth Holding’s CreditWatch status from developing implications to negative implications. S&P downgraded the financial strength rating of our principal life insurance subsidiaries; GLIC, Genworth Life Insurance Company of New York (“GLICNY”) and GLAIC from BB- (Marginal) to B+ (Weak), and maintained the CreditWatch status of GLIC and GLICNY at negative implications and GLAIC at developing implications. S&P’s rating actions were also based on their negative view of the operating performance of our U.S. Life Insurance segment, the ongoing impact of the low interest rate environment and the further need for premium rate increases in our long-term care insurance business. S&P also affirmed the financial strength rating of Genworth Mortgage Insurance Corporation (“GMICO”) at BB+ (Marginal), however, revised GMICO’s CreditWatch status from developing implications to negative implications. The financial strength ratings of Genworth Financial Mortgage Insurance Company Canada and Genworth Financial Mortgage Insurance Pty. Limited (Australia) were also affirmed at A+ (Strong).

Moody’s states that insurance companies rated “Baa” (Adequate) offer adequate financial security and that insurance companies rated “Ba” (Questionable) or “B” (Poor) offer questionable financial security. The “Baa” (Adequate), “Ba” (Questionable) and “B” (Poor) ranges are the fourth-, fifth- and sixth-highest, respectively, of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “Baa1,” “Ba1” and “B2” ratings are the eighth-, eleventh- and fifteenth-highest, respectively, of Moody’s 21 ratings categories.

On October 3, 2017, which followed our recent announcement that we had withdrawn our joint voluntary notice with CFIUS with an intent to refile, Moody’s downgraded the credit ratings of Genworth Holdings senior unsecured debt from Ba3 (Questionable) to B2 (Poor), downgraded the financial strength ratings of GLIC and GLICNY from Ba3 (Questionable) to B2 (Poor) and downgraded GLAIC from Baa2 (Adequate) to Ba1 (Questionable). Moody’s downgrade was based principally upon the uncertain financial flexibility at Genworth Holdings to address upcoming debt maturities, execution risk associated with closing the China Oceanwide transaction and continued risk associated with our long-term care insurance business. On September 13, 2017, Moody’s downgraded the financial strength rating of Genworth Financial Mortgage Insurance Pty. Limited (Australia) from A3 (Good) to Baa1 (Adequate). Moody’s downgrade reflects their risk assessment surrounding the Australian housing market, which in their view, has higher risk and lower demand for domestic lenders’ mortgage insurance products. On March 10, 2017, Moody’s downgraded the financial strength rating of GLIC and GLICNY from Ba2 (Questionable) to Ba3 (Questionable). Moody’s downgrade was principally related to a reduction in our long-term care insurance margins, uncertainty related to future long-term care insurance margins and reliance on significant future rate actions, the approval for which varies by state and can take several years.

DBRS states that long-term obligations rated “AA” are of superior credit quality. The capacity for the payment of financial obligations is considered high and unlikely to be significantly vulnerable to future events. Credit quality differs from “AAA” only to a small degree. On July 21, 2017, DBRS confirmed the financial strength rating of Genworth Financial Mortgage Insurance Company Canada at AA (Superior). The financial strength rating confirmation reflects the company’s market position, insurance portfolio and risk analytics, as well as its capital position relative to the capital required to meet insurance claim obligations.

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

S&P, Moody’s, DBRS, A.M. Best and Fitch review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis. We do not provide information to agencies issuing unsolicited ratings and we cannot ensure that any agencies that rate our company or our insurance subsidiaries on an unsolicited basis will continue to do so.

For a discussion of the impacts of the recent rating agency actions on our derivative instruments, see “Item 2—Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Investments and Derivative Instruments.”

For a discussion of the risks associated with ratings actions, see “Item 1A Risk Factors—Recent adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us” in our 2016 Annual Report on Form 10-K.

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as value of assets and liabilities. The U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in East Asia, Europe and the Middle East. Slower growth and higher debt levels in China have created more uncertainty for global economies, heightened by S&P’s and Moody’s downgrade of the financial strength rating of China in September 2017 and May 2017, respectively. Although some of our businesses have started to realize benefits in their financial results from improvements in the general macroeconomic environment, particularly our mortgage insurance businesses in the U.S. and Canada, we continue to operate in a challenging economic environment characterized by slow global growth, fluctuating oil and commodity prices and very low interest rates. Interest rates remain at historically low levels despite the fact the U.S. Federal Reserve has raised its benchmark lending rate two times in 2017 and market expectations remain for one additional rate increase during 2017. Additionally, during the third quarter of 2017, the U.S. Federal Reserve announced that it would begin to normalize monetary policy and scale back quantitative easing. Despite the Federal Reserve’s actions, U.S. Treasury yields remained lower throughout the third quarter of 2017 but rose significantly in the last week of September 2017, in response to potential tax reform. However, pro-growth stimulus policies are still uncertain and weaker inflation data has investors more cautious on the direction of longer term interest rates. The U.S. equity markets increased and credit spreads tightened during the third quarter of 2017. Spreads initially widened when geopolitical issues and natural disasters arose, but quickly tightened driven by both positive economic data and corporate profits. U.S. fixed income markets saw reduced issuances, but demand from foreign and domestic investors continued to support valuations. Global equity markets were generally higher and the economies of the Eurozone countries continue to improve. For a discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2016 Annual Report on Form 10-K.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$1,135	$1,108	$27	2%
Net investment income	797	805	(8)	(1)%
Net investment gains (losses)	85	20	65	NM (1)
Policy fees and other income	198	217	(19)	(9)%

Total revenues	2,215	2,150	65	3%

Benefits and expenses:
Benefits and other changes in policy reserves	1,344	1,662	(318)	(19)%
Interest credited	164	173	(9)	(5)%
Acquisition and operating expenses, net of deferrals	265	269	(4)	(1)%
Amortization of deferred acquisition costs and intangibles	83	94	(11)	(12)%
Interest expense	73	77	(4)	(5)%

Total benefits and expenses	1,929	2,275	(346)	(15)%

Income (loss) from continuing operations before income taxes	286	(125)	411	NM (1)
Provision for income taxes	102	222	(120)	(54)%

Income (loss) from continuing operations	184	(347)	531	153%
Income (loss) from discontinued operations, net of taxes	(9)	15	(24)	(160)%

Net income (loss)	175	(332)	507	153%
Less: net income attributable to noncontrolling interests	68	48	20	42%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$107	$(380)	$487	128%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our U.S. Life Insurance segment increased $23 million. Our long-term care insurance business increased $31 million largely from $21 million of increased premiums in the current year from in-force rate actions approved and implemented. Our life insurance business decreased $8 million mainly driven by continued runoff of our term life insurance products, including higher lapses primarily from our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed premium rate periods in the current year.

•	Our Canada Mortgage Insurance segment increased $7 million principally from the seasoning of our larger, more recent in-force blocks of business.

•	Our U.S. Mortgage Insurance segment increased $6 million mostly attributable to higher average flow insurance in-force, partially offset by lower rates on our mortgage insurance in-force in the current year.

•	Our Australia Mortgage Insurance segment decreased $10 million largely due to the seasoning of our smaller prior year in-force blocks of business and lower policy cancellations in the current year. The three months ended September 30, 2017 included an increase of $3 million attributable to changes in foreign exchange rates.

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

Policy fees and other income. Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees. Our U.S. Life Insurance segment decreased $21 million mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in the current year. The decrease was also driven by an $8 million unfavorable model refinement in the current year.

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

•	Our U.S. Life Insurance segment decreased $301 million. Our long-term care insurance business decreased $366 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. The decrease was partially offset by aging and growth of the in-force block, higher severity on new claims and a less favorable impact of $7 million from reduced benefits in the current year related to in-force rate actions approved and implemented. Our life insurance business increased $64 million primarily attributable to a $30 million unfavorable model refinement, unfavorable mortality and higher universal life insurance reserves in the current year reflecting our previously updated assumptions from the fourth quarter of 2016. Our fixed annuities business increased $1 million as $3 million of higher reserves from loss recognition testing in our fixed immediate annuity products were mostly offset by lower interest credited in the current year.

•	Our Canada Mortgage Insurance segment decreased $12 million largely from lower new delinquencies, net of cures, and from a lower average reserve per delinquency in the current year.

•	Our Australia Mortgage Insurance segment decreased $8 million largely attributable to lower new delinquencies, net of cures, and from improved aging of existing delinquencies primarily in commodity-dependent regions in the current year.

•	Our U.S. Mortgage Insurance segment decreased $1 million primarily due to favorable net cures and aging of existing delinquencies, mostly offset by a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies in the prior year that did not recur.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Our U.S. Life Insurance segment decreased $12 million primarily related to our fixed annuities business predominantly from lower average account values in the current year.

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

•	Our Australia Mortgage Insurance segment decreased $5 million primarily from a change in the classification of contract fees amortization expense, which we began recording to amortization of DAC and intangibles as of the second quarter of 2017.

•	Our Runoff segment decreased $4 million mostly from lower state guaranty fund assessments in the current year.

•	Our U.S. Mortgage Insurance segment decreased $2 million primarily from lower production costs in the current year.

•	Corporate and Other activities increased $8 million mainly driven by higher consulting fees in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our U.S. Life Insurance segment decreased $19 million driven mostly by our life insurance business principally as a result of a net $15 million favorable model refinement in the current year. The decrease was partially offset by higher amortization in our term universal life insurance product reflecting previously updated lapse assumptions. In the current year, we have also experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed level premium rate periods.

•	Our Australia Mortgage Insurance segment increased $6 million principally as a result of a change in the classification of contract fees amortization expense that was previously recorded to acquisition and operating expenses, net of deferrals, as discussed above.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits. Corporate and Other activities decreased $4 million largely driven by a contractual change in our junior subordinated notes related to an interest rate change from fixed to floating rates in the current year.

Provision for income taxes. The effective tax rate was 35.5% for the three months ended September 30, 2017 compared to (179.0)% for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 was impacted by higher tax benefits from lower taxed foreign income. The effective tax rate for the three months ended September 30, 2016 was impacted by a valuation allowance of $265 million recorded on deferred tax assets related to foreign tax credits that we no longer expect to realize.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$3,382	$3,029	$353	12%
Net investment income	2,388	2,373	15	1%
Net investment gains (losses)	220	31	189	NM (1)
Policy fees and other income	619	738	(119)	(16)%

Total revenues	6,609	6,171	438	7%

Benefits and expenses:
Benefits and other changes in policy reserves	3,796	3,715	81	2%
Interest credited	494	523	(29)	(6)%
Acquisition and operating expenses, net of deferrals	775	990	(215)	(22)%
Amortization of deferred acquisition costs and intangibles	316	305	11	4%
Interest expense	209	262	(53)	(20)%

Total benefits and expenses	5,590	5,795	(205)	(4)%

Income from continuing operations before income taxes	1,019	376	643	171%
Provision for income taxes	348	355	(7)	(2)%

Income from continuing operations	671	21	650	NM (1)
Loss from discontinued operations, net of taxes	(9)	(25)	16	64%

Net income (loss)	662	(4)	666	NM (1)
Less: net income attributable to noncontrolling interests	198	151	47	31%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$464	$(155)	$619	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•	Our U.S. Life Insurance segment increased $325 million. Our long-term care insurance business increased $34 million largely from $71 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year. Our life insurance business increased $294 million mainly attributable to the impact of a reinsurance treaty under which we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in the current year.

•	Our Canada Mortgage Insurance segment increased $26 million principally from the seasoning of our larger, more recent in-force blocks of business.

•	Our U.S. Mortgage Insurance segment increased $25 million mainly attributable to higher average flow insurance in-force, partially offset by lower rates on our mortgage insurance in-force in the current year. The prior year included the reversal of an accrual for premium refunds related to policy cancellations that did not recur.

•	Our Australia Mortgage Insurance segment decreased $18 million predominantly from the seasoning of our smaller prior year in-force blocks of business. The nine months ended September 30, 2017 included an increase of $7 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $5 million largely related to the sale of our European mortgage insurance business in May 2016.

Net investment income. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”

Net investment gains (losses). For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income

•	Corporate and Other activities decreased $78 million. The prior year included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pacific Life Insurance Company (“Pac Life”) that did not recur.

•	Our U.S. Life Insurance segment decreased $38 million mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in the current year. The decrease was also related to an $8 million unfavorable model refinement in the current year.

Benefits and other changes in policy reserves

•	Our U.S. Life Insurance segment increased $179 million. Our long-term care insurance business decreased $292 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. The decrease was also attributable to $68 million of unfavorable adjustments which included refinements to the calculations of reserves in the prior year that did not recur and favorable claim terminations in the current year. These decreases were partially offset by aging and growth of the in-force block, higher severity on new claims, higher incremental reserves of $64 million recorded in connection with an accrual for profits followed by losses and a $38 million less favorable impact from reduced benefits in the current year related to in-force rate actions approved and implemented. Our life insurance business increased $429 million principally related to the impact of a reinsurance treaty under which we initially ceded $331 million of certain term life insurance reserves as part of a life block transaction in the first quarter of 2016. The increase was also attributable to higher universal and term universal life insurance reserves reflecting our previously updated assumptions from the fourth quarter of 2016 and unfavorable mortality in the current year. The current year also included a $30 million unfavorable model refinement. Our fixed annuities business increased $42 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur, partially offset by favorable mortality in the current year.

•	Our U.S. Mortgage Insurance segment decreased $45 million primarily due to favorable net cures and aging of existing delinquencies and from a $5 million higher favorable reserve adjustment in the current year.

•	Our Canada Mortgage Insurance segment decreased $39 million largely from lower new delinquencies, net of cures, as well as from a lower average reserve per delinquency and from favorable loss reserve development related to incurred but not reported delinquencies as of December 31, 2016.

•	Our Runoff segment decreased $8 million primarily attributable to lower guaranteed minimum death benefits (“GMDB”) reserves in our variable annuity products due to favorable equity market performance in the current year.

•	Our Australia Mortgage Insurance segment decreased $5 million largely attributable to $6 million of favorable non-reinsurance recoveries on paid claims in the second quarter of 2017 and a higher net benefit from cures and aging of existing delinquencies, partially offset by higher new delinquencies primarily in commodity-dependent regions in the current year. The nine months ended September 30, 2017 included an increase of $3 million attributable to changes in foreign exchange rates.

Interest credited

•	Our U.S. Life Insurance segment decreased $38 million primarily related to our fixed annuities business predominantly from lower average account values and a decrease in crediting rates in the current year.

•	Our Runoff segment increased $9 million largely related to higher cash values in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals

•	Corporate and Other activities decreased $126 million mainly driven by expenses in the prior year that did not recur. The prior year expenses included $79 million of a litigation settlement and related legal expenses, $20 million of expenses related to the early redemption of debt, $18 million of bond consent fees and a $9 million loss related to the sale of our European mortgage insurance business. These decreases were partially offset by higher consulting fees in the current year.

•	Our U.S. Life Insurance segment decreased $63 million. Our long-term care insurance business increased $24 million from guaranty fund assessments in connection with the Penn Treaty liquidation in the current year. Our life insurance business decreased $19 million primarily from lower operating expenses attributable to the suspension of sales on March 7, 2016. The decrease was also attributable to $7 million of restructuring charges and expenses of $5 million associated with the life block transaction in the prior year that did not recur. Our fixed annuities business decreased $68 million largely attributable to a $55 million payment in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur and lower operating expenses as a result of the suspension of sales on March 7, 2016. The prior year included an unfavorable correction of $12 million related to state guaranty funds.

•	Our Australia Mortgage Insurance segment decreased $17 million primarily from a change in the classification of contract fees amortization expense, which we began recording to amortization of DAC and intangibles in the second quarter of 2017, as well as lower employee compensation and benefit expenses and a decrease in professional fees in the current year.

•	Our Runoff segment decreased $7 million largely driven by lower state guaranty fund assessments in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our Australia Mortgage Insurance segment increased $20 million as a result of a change in the classification of contract fees amortization expense that was previously recorded to acquisition and operating expenses, net of deferrals, as discussed above, and higher contract fees being amortized in the current year.

•	Our U.S. Life Insurance segment decreased $10 million. Our long-term care insurance business decreased $8 million principally from a smaller in-force block in the current year as a result of lower sales. Our life insurance business increased $17 million largely related to a $41 million unfavorable term conversion mortality assumption correction and higher amortization in our term universal life insurance product reflecting previously updated lapse assumptions, partially offset by a net $15 million favorable model refinement and an $11 million refinement related to reinsurance rates in the current year. Our fixed annuities business decreased $19 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million in the prior year that did not recur.

•	Our Runoff segment decreased $5 million primarily related to our variable annuity products principally from favorable equity market performance in the current year.

Interest expense

•	Our U.S. Life Insurance segment decreased $26 million driven by our life insurance business principally as a result of the life block transaction in the first quarter of 2016 which included the redemption of certain non-recourse funding obligations and the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as well as the restructuring of a captive reinsurance entity.

•	Corporate and Other activities decreased $26 million largely driven by a favorable correction of $11 million related to our Tax Matters Agreement liability and a contractual change in our junior subordinated notes related to an interest rate change from fixed to floating rates.

Provision for income taxes. The effective tax rate decreased to 34.1% for the nine months ended September 30, 2017 from 94.5% for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was impacted by higher tax benefits from lower taxed foreign income. The effective tax rate for the nine months ended September 30, 2016 was impacted by a valuation allowance of $265 million recorded on deferred tax assets related to foreign tax credits that we no longer expect to realize. The effective tax rate for the nine months ended September 30, 2016 was also impacted by the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe due to taxable gains supporting the recognition of these deferred tax assets in the prior year.

Use of non-GAAP measures

Reconciliation of net income (loss) to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

We use non-GAAP financial measures entitled “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders” and “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share.” Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share is derived from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, including adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share on a basic and diluted basis, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders have occurred in the past and could, and in some cases will, recur in the future. Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share on a basic and diluted basis are not substitutes for net income (loss) available to Genworth Financial, Inc.’s common stockholders or net income (loss) available to Genworth Financial, Inc.’s common stockholders per share on a basic and diluted basis determined in accordance with U.S. GAAP. In addition, our definition of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders assume a 35% tax rate (unless otherwise indicated) and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$107	$(380)	$464	$(155)
Add: net income attributable to noncontrolling interests	68	48	198	151

Net income (loss)	175	(332)	662	(4)
Income (loss) from discontinued operations, net of taxes	(9)	15	(9)	(25)

Income (loss) from continuing operations	184	(347)	671	21
Less: income from continuing operations attributable to noncontrolling interests	68	48	198	151

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	116	(395)	473	(130)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(62)	(18)	(161)	(38)
(Gains) losses on sale of businesses	—	—	—	(3)
(Gains) losses on early extinguishment of debt, net	—	—	—	(48)
Losses from life block transactions	—	—	—	9
Expenses related to restructuring	1	2	2	22
Fees associated with bond consent solicitation	—	—	—	18
Taxes on adjustments	21	6	56	(9)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$76	$(405)	$370	$(179)

(1)	For the three months ended September 30, 2017 and 2016, net investment (gains) losses were adjusted for net investment (gains) losses attributable to noncontrolling interests of $23 million and $2 million, respectively. For the nine months ended September 30, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of zero and $(15) million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $59 million and $8 million, respectively.

We recorded a pre-tax expense of $1 million in both the third and first quarters of 2017 related to restructuring costs as the company continues to evaluate and appropriately size its organizational needs and expenses.

In the third quarter of 2016, we recorded a pre-tax expense of $2 million related to restructuring costs as part of an expense reduction plan as the company evaluated and appropriately sized its organizational needs and expenses.

In the second quarter of 2016, we completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $2 million; we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million; we settled restricted borrowings related to a securitization entity and recorded a $64 million pre-tax gain related to the early extinguishment of debt; and we recorded a pre-tax expense of $5 million related to restructuring costs as part of an expense reduction plan as the company evaluated and appropriately sized its organizational needs and expenses.

In the first quarter of 2016, we recorded a pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of our mortgage insurance business in Europe; we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 notes; we also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million; we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations; and we recorded a pre-tax expense of $15 million related to restructuring costs as part of an expense reduction plan as the company evaluated and appropriately sized its organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented other than the following item. We incurred fees during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees.

Earnings (loss) per share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2017	2016	2017	2016
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.23	$(0.79)	$0.95	$(0.26)

Diluted	$0.23	$(0.79)	$0.94	$(0.26)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.21	$(0.76)	$0.93	$(0.31)

Diluted	$0.21	$(0.76)	$0.93	$(0.31)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.15	$(0.81)	$0.74	$(0.36)

Diluted	$0.15	$(0.81)	$0.74	$(0.36)

Weighted-average common shares outstanding:
Basic	499.1	498.3	498.9	498.3

Diluted (1)	501.6	498.3	501.2	498.3

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three and nine months ended September 30, 2016, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 2.2 million and 1.8 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three and nine months ended September 30, 2016, dilutive potential weighted-average common shares outstanding would have been 500.5 million and 500.1 million, respectively.

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 10 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities.

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

Mortgage origination volume decreased during the third quarter of 2017 compared to the third quarter of 2016, primarily due to declines in refinance mortgage originations. The decline in refinance mortgage originations was driven by increases in interest rates. Our flow persistency was 83% during the third quarter of 2017 compared to 77% in the third quarter of 2016, in part due to the increase in interest rates. Our U.S. mortgage insurance estimated market share for the third quarter of 2017 decreased compared to the third quarter of 2016. This decrease in market share was primarily due to competitor pricing, the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition and the proposed transaction with China Oceanwide. The decline was partially offset by business gains from the addition of new customers as well as growth within our existing customer base driven, in part, by competitive pricing and differentiated service levels.

New insurance written decreased 12% during the third quarter of 2017 compared to the third quarter of 2016 due to a decline in our estimated market share. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. In the third quarter of 2017, we experienced an increase in the percentage of 97% loan-to-value new insurance written, compared to the third quarter of 2016, as the result of GSE changes in underwriting guidelines for purchase transactions. The percentage of single premium new insurance written increased in the third quarter of 2017 compared to the third quarter of 2016 and the second quarter of 2017, reflecting our selective participation in this market. There was also a higher refinance originations market compared to the second quarter of 2017. Future volumes of these products will vary depending in part on our evaluation of their risk return profile.

Our loss ratio was 20% during the third quarter of 2017 compared to 21% during the third quarter of 2016. In the third quarter of 2016, we made a favorable adjustment of $10 million to our loss reserves. This adjustment favorably impacted the loss ratio during the third quarter of 2016 by six points. Additionally, the 2017 loss ratio declined due to improvements in the net benefit from cures and aging of existing delinquencies and an increase in earned premiums. New delinquencies decreased during the third quarter of 2017 compared to the third quarter of 2016 due to improvements in unemployment rates and housing values and the declining volume of new delinquencies from our 2005 through 2008 book years. Foreclosure starts decreased during the third quarter of 2017 as compared to the third quarter of 2016. Additionally, we have seen a reduction in loans that have been subject to a modification or workout. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies. As of September 30, 2017, we have not experienced any material impact from the recent hurricanes affecting the South Central and Southeast regions of the United States. We will continue to monitor these affected areas and support the measures enacted by the GSEs restricting foreclosure actions and providing other forms of mortgage relief for those dealing with damage in the affected areas.

As of September 30, 2017, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 12.9:1, compared with a risk-to-capital ratio of approximately 13.1:1 as of June 30, 2017 and approximately 14.5:1 as of December 31, 2016. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated within the business or capital support (if any) that we provide.

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of September 30, 2017, we estimate our U.S. mortgage insurance business had available assets of approximately 122% of the required assets under PMIERs compared to approximately 122% as of June 30, 2017 and 115% as of December 31, 2016. As of September 30, 2017, June 30, 2017, and December 31, 2016, the PMIERs sufficiency ratios were in excess of $500 million, $500 million and $350 million, respectively, of available assets above the PMIERs requirements. The increase during the third quarter of 2017 as compared to December 31, 2016 was driven, in part, by positive operating cash flows and the reduction in delinquent loans. This increase was partially offset by growth in new insurance written. The reinsurance transactions covering our 2014 through 2017 book years provided an aggregate of approximately $510 million of PMIERs capital credit as of September 30, 2017. Previously, the GSEs informed us that they expect to review and revise the existing PMIERs financial requirements for all eligible insurers. The GSEs do not anticipate any new PMIERs financial requirements becoming effective before the fourth quarter of 2018. In addition, the GSEs have stated they plan to solicit feedback from eligible insurers on proposed PMIERs revisions and provide at least 180 days written notice prior to the effective date of the new requirements.

As of September 30, 2017, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $13.2 billion of insurance in-force, with approximately $12.5 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. On August 17, 2017, the U.S. government extended HARP through December 31, 2018. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

Segment results of operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$175	$169	$6	4%
Net investment income	18	16	2	13%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	1	1	—	—%

Total revenues	194	186	8	4%

Benefits and expenses:
Benefits and other changes in policy reserves	35	36	(1)	(3)%
Acquisition and operating expenses, net of deferrals	43	45	(2)	(4)%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%

Total benefits and expenses	81	84	(3)	(4)%

Income from continuing operations before income taxes	113	102	11	11%
Provision for income taxes	40	36	4	11%

Income from continuing operations	73	66	7	11%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	—	—	—%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$73	$67	$6	9%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly due to higher premiums resulting from higher mortgage insurance in-force in the current year.

Revenues

Premiums increased mainly attributable to higher average flow insurance in-force, partially offset by lower rates on our mortgage insurance in-force in the current year.

Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily due to lower new delinquencies and favorable net cures and aging of existing delinquencies, mostly offset by a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies in the prior year that did not recur.

Acquisition and operating expenses, net of deferrals, decreased primarily from lower operating costs in the current year.

Provision for income taxes. The effective tax rate increased slightly to 35.9% for the three months ended September 30, 2017 from 35.8% for the three months ended September 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits related to tax favored investments in relation to pre-tax income, partially offset by state taxes.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$514	$489	$25	5%
Net investment income	53	46	7	15%
Net investment gains (losses)	—	(1)	1	(100)%
Policy fees and other income	3	3	—	—%

Total revenues	570	537	33	6%

Benefits and expenses:
Benefits and other changes in policy reserves	67	112	(45)	(40)%
Acquisition and operating expenses, net of deferrals	124	125	(1)	(1)%
Amortization of deferred acquisition costs and intangibles	10	8	2	25%

Total benefits and expenses	201	245	(44)	(18)%

Income from continuing operations before income taxes	369	292	77	26%
Provision for income taxes	132	104	28	27%

Income from continuing operations	237	188	49	26%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	1	(1)	(100)%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	—	(1)	1	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$237	$189	$48	25%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly attributable to higher premiums resulting from an increase in mortgage insurance in-force in the current year. The increase was also attributable to lower losses from favorable net cures and aging of existing delinquencies in the current year.

Revenues

Premiums increased mainly attributable to higher average flow insurance in-force, partially offset by lower rates on our mortgage insurance in-force in the current year. The prior year included the reversal of an accrual for premium refunds related to policy cancellations that did not recur.

Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily due to favorable net cures and aging of existing delinquencies, lower new delinquencies and from a $5 million higher favorable reserve adjustment in the current year.

Provision for income taxes. The effective tax rate increased slightly to 35.9% for the nine months ended September 30, 2017 from 35.8% for the nine months ended September 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits related to tax favored investments in relation to pre-tax income, partially offset by state taxes.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Primary insurance in-force (1)	$148,000	$133,700	$14,300	11%
Risk in-force	35,900	32,500	3,400	10%

(1)	Primary insurance in-force represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

Three months ended September 30,	Increase (decrease) and percentage change	Nine months ended September 30,	Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
New insurance written	$11,300	$12,800	$(1,500)	(12)%	$28,700	$31,600	$(2,900)	(9)%
Net premiums written	200	193	7	4%	561	559	2	—%

Primary insurance in-force and risk in-force

Primary insurance in-force increased largely from $14.8 billion in higher flow insurance in-force, which increased from $131.6 billion as of September 30, 2016 to $146.4 billion as of September 30, 2017 as a result of new insurance written, partially offset by lapses during the current year. The increase in flow insurance in-force was partially offset by a decline of $0.5 billion in bulk insurance in-force, which decreased from $2.1 billion as of September 30, 2016 to $1.6 billion as of September 30, 2017 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow insurance in-force. Flow persistency was 83% and 78% for the nine months ended September 30, 2017 and 2016, respectively.

New insurance written

For the three and nine months ended September 30, 2017, new insurance written decreased due to a decline in our estimated market share.

Net premiums written

Net premiums written for the three months ended September 30, 2017 increased primarily from higher average flow insurance in-force in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Loss ratio	20%	21%	(1)%	13%	23%	(10)%
Expense ratio (net earned premiums)	26%	28%	(2)%	26%	27%	(1)%
Expense ratio (net premiums written)	23%	24%	(1)%	24%	24%	—%

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

The loss ratio for the three and nine months ended September 30, 2017 decreased from improvements in net benefit from cures and aging of existing delinquencies and lower new delinquencies in the current year. The decrease in the loss ratio was also driven by higher net earned premiums attributable to higher average flow insurance in-force in the current year. The decrease in the loss ratio for the three months ended September 30, 2017 was mostly offset by a prior year favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies that did not recur. The decrease in the loss ratio for the nine months ended September 30, 2017 was also attributable to a $5 million higher favorable reserve adjustment in the current year, partially offset by the reversal of an accrual for premium refunds related to policy cancellations in the prior year.

The expense ratio (net earned premiums) for the three and nine months ended September 30, 2017 decreased slightly driven by higher net earned premiums in the current year.

The expense ratio (net premiums written) for the three months ended September 30, 2017 decreased slightly from higher net premiums written and lower amortization and production costs in the in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2017	December 31, 2016	September 30, 2016
Primary insurance:
Insured loans in-force	730,174	699,841	686,789
Delinquent loans	20,508	25,709	25,803
Percentage of delinquent loans (delinquency rate)	2.81%	3.67%	3.76%

Flow loan in-force	712,848	678,168	665,821
Flow delinquent loans	19,765	24,631	24,720
Percentage of flow delinquent loans (delinquency rate)	2.77%	3.63%	3.71%

Bulk loans in-force	17,326	21,673	20,968
Bulk delinquent loans (1)	743	1,078	1,083
Percentage of bulk delinquent loans (delinquency rate)	4.29%	4.97%	5.17%

A minus and sub-prime loans in-force	19,828	23,063	24,281
A minus and sub-prime delinquent loans	4,080	5,252	5,306
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	20.58%	22.77%	21.85%

Pool insurance:
Insured loans in-force	5,145	5,742	5,896
Delinquent loans	252	325	343
Percentage of delinquent loans (delinquency rate)	4.90%	5.66%	5.82%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 631 as of September 30, 2017, 756 as of December 31, 2016 and 778 as of September 30, 2016.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market. We have also seen a further decline in new delinquencies and lower foreclosure starts in the third quarter of 2017 compared to the third quarter of 2016.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2017
(Dollar amounts in millions)	Delinquencies	Direct case reserves(1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,268	$40	$350	11%
4 - 11 payments	5,273	116	228	51%
12 payments or more	6,224	256	306	84%

Total	19,765	$412	$884	47%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2016
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,355	$49	$382	13%
4 - 11 payments	6,364	147	268	55%
12 payments or more	8,912	383	434	88%

Total	24,631	$579	$1,084	53%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of September 30, 2017	Percent of total reserves as of September 30, 2017 (1)	Delinquency rate
			September 30, 2017	December 31, 2016	September 30, 2016
By Region:
Southeast (2)	18%	21%	3.28%	4.28%	4.44%
South Central (3)	15	10	2.63%	3.20%	3.12%
Pacific (4)	15	8	1.52%	2.02%	2.08%
Northeast (5)	13	33	4.94%	6.72%	6.96%
North Central (6)	12	9	2.30%	3.00%	2.97%
Great Lakes (7)	11	6	2.11%	2.70%	2.78%
New England (8)	6	6	2.83%	3.62%	3.70%
Mid-Atlantic (9)	6	5	2.92%	3.80%	3.84%
Plains (10)	4	2	2.27%	2.94%	3.09%

Total	100%	100%	2.81%	3.67%	3.76%

(1)	Total reserves were $460 million as of September 30, 2017.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(5)	New Jersey, New York and Pennsylvania.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of September 30, 2017	Percent of total reserves as of September 30, 2017 (1)	Delinquency rate
			September 30, 2017	December 31, 2016	September 30, 2016
By State:
California	8%	3%	1.35%	1.56%	1.59%
Texas	7%	4%	2.94%	3.33%	3.33%
Florida	6%	11%	3.54%	4.89%	5.33%
New York	6%	17%	5.09%	6.88%	7.12%
Illinois	6%	6%	2.70%	3.45%	3.42%
Washington	4%	2%	1.20%	1.79%	1.86%
Pennsylvania	4%	4%	3.59%	4.70%	4.83%
Michigan	4%	1%	1.47%	1.79%	1.91%
Ohio	4%	2%	2.44%	3.30%	3.38%
North Carolina	3%	2%	2.80%	3.65%	3.79%

(1)	Total reserves were $460 million as of September 30, 2017.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of September 30, 2017:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.01%	10.3%	$2,361	1.6%	$463	1.3%
2005	5.60%	10.0	2,206	1.5	531	1.5
2006	5.73%	15.6	4,018	2.7	942	2.6
2007	5.66%	33.4	10,423	7.0	2,431	6.8
2008	5.20%	15.9	8,676	5.9	2,017	5.6
2009	4.93%	0.6	851	0.6	183	0.5
2010	4.68%	0.5	1,178	0.8	270	0.8
2011	4.54%	0.7	1,712	1.2	403	1.1
2012	3.84%	0.8	4,544	3.1	1,111	3.1
2013	4.05%	1.7	8,250	5.6	2,041	5.7
2014	4.43%	3.5	12,556	8.5	3,067	8.6
2015	4.12%	4.0	23,726	16.0	5,807	16.2
2016	3.86%	2.7	39,291	26.5	9,545	26.6
2017	4.26%	0.3	28,197	19.0	7,008	19.6

Total portfolio	4.46%	100.0%	$147,989	100.0%	$35,819	100.0%

(1)	Total reserves were $460 million as of September 30, 2017.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the third quarter of 2017, the Canadian dollar strengthened against the U.S. dollar as compared to both the third quarter of 2016 and the second quarter of 2017, which positively impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Canadian gross domestic product is expected to have experienced moderate growth in the third quarter of 2017, although slightly lower than in the second quarter of 2017, reflecting normalization in oil production and strong residential investment. The overnight interest rate in Canada was 1.0% at September 30, 2017 as compared to 0.50% at the end of the second quarter of 2017. Canada’s unemployment rate decreased to 6.2% at the end of the third quarter of 2017 compared to 6.5% at the end of the second quarter of 2017 due in part to a decrease in workforce participation.

National home prices increased in the third quarter of 2017 by approximately 11% compared to the third quarter of 2016 largely driven by strong housing markets in Ontario and British Columbia. The increase was approximately 2% compared to the second quarter of 2017, mostly due to continued strength in the British Columbia market, while Ontario prices remained relatively flat. Home sales in Canada decreased in the third quarter of 2017 by approximately 9% compared to the third quarter of 2016 and 6% compared to the second quarter of 2017. This was largely due to a slowdown in sales in Ontario, particularly in the Greater Toronto Area (“GTA”) following the release of the Ontario Provincial Government’s Fair Housing Plan in April 2017. The plan was designed to temper the real estate market and contained numerous measures, including a non-resident speculation tax that targets affordability in the purchase and rental housing markets in the GTA and surrounding areas.

Our mortgage insurance business in Canada experienced lower losses in the third quarter of 2017 compared to the third quarter of 2016 primarily due to lower new delinquencies, net of cures, resulting from strong or improving regional economic conditions and from a lower average reserve per delinquency in the current year. Our loss ratio in Canada was 14% for the third quarter of 2017 and 11% for the nine months ended September 30, 2017. Given the loss ratio performance thus far in 2017 and the economic forecast for the balance of the year, we expect our full year 2017 loss ratio to be lower than our full year 2016 loss ratio of 22%.

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

In the third quarter of 2017, flow new insurance written volumes decreased in our mortgage insurance business in Canada compared to the third quarter of 2016 primarily due to a smaller flow mortgage insurance market size as a result of the aforementioned regulatory changes in the fourth quarter of 2016. However, earned premiums were higher in the third quarter of 2017 compared to the third quarter of 2016 from seasoning of our larger, more recent blocks of business and price increases in recent years.

Bulk new insurance written levels were lower in the third quarter of 2017 compared to the third quarter of 2016 primarily due to lower demand as a result of regulatory changes that took effect in 2016 and a substantial increase in bulk insurance premium rates on mortgage applications received after December 31, 2016 in response to higher regulatory capital requirements. New insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of bulk mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance. Effective July 1, 2016, bulk mortgage insurance is only available on mortgages used in the Canada Mortgage and Housing Corporation securitization programs and is prohibited on mortgages used in private securitizations after a phase-in period. In addition, effective November 30, 2016, additional regulatory changes were implemented that prohibit insuring bulk refinances and most investor mortgages. While there was a one-time increase in bulk insurance volumes in the first quarter of 2017 primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016, we anticipate a decrease for the full year 2017 as a result of the aforementioned changes.

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”). Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by the Office of the Superintendent of Financial Institutions (“OSFI”). On January 1, 2017, the capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers” became effective. The advisory provides a new standard framework for determining the capital requirements for residential mortgage insurance companies. Under this new regulatory capital framework, the holding target of 220% was recalibrated to the updated OSFI Supervisory MCT Target and PRMHIA requirement of 150%. As of September 30, 2017, our MCT ratio under the new framework was approximately 165%, which was above the supervisory target.

The new framework released by OSFI in December 2016 is more risk sensitive and incorporates additional risk attributes, including credit score, remaining amortization and outstanding loan balance. The advisory includes supplementary capital requirements on new business in areas where home prices are high relative to borrower incomes upon origination. As a result of these higher regulatory capital requirements, our mortgage insurance business in Canada implemented an increase in premium rates of approximately 20% on flow new business effective March 17, 2017. Similarly, the business also increased its premium rates for bulk insurance.

On October 17, 2017, OSFI released the final version of Guideline B-20 “Residential Mortgage Underwriting Practices and Procedures,” which applies to all federally-regulated financial institutions that are engaged in residential mortgage underwriting and/or the acquisition of residential mortgage loan assets in Canada. The guideline takes effect January 1, 2018, and will require enhanced underwriting practices for all uninsured mortgages, including the application of a qualifying stress test. The B-20 Guideline does not directly impact the regulatory requirements for our mortgage insurance business in Canada, as it is governed by OSFI’s Guideline B-21 “Residential Mortgage Insurance Underwriting Practices and Procedures.” We believe the Guideline will not have a material impact on the high loan-to-value market in Canada. However, it is still too early to determine the potential impact this Guideline will have on the Canadian mortgage and housing market.

Segment results of operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$131	$124	$7	6%
Net investment income	33	33	—	—%
Net investment gains (losses)	55	—	55	NM (1)
Policy fees and other income	1	(1)	2	200%

Total revenues	220	156	64	41%

Benefits and expenses:
Benefits and other changes in policy reserves	18	30	(12)	(40)%
Acquisition and operating expenses, net of deferrals	20	21	(1)	(5)%
Amortization of deferred acquisition costs and intangibles	11	10	1	10%
Interest expense	4	5	(1)	(20)%

Total benefits and expenses	53	66	(13)	(20)%

Income from continuing operations before income taxes	167	90	77	86%
Provision for income taxes	55	24	31	129%

Income from continuing operations	112	66	46	70%
Less: income from continuing operations attributable to noncontrolling interests	54	30	24	80%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	58	36	22	61%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(32)	—	(32)	NM (1)
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	10	—	10	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$37	$36	$1	3%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended September 30, 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $23 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly driven by lower losses and higher premiums, mostly offset by lower tax benefits in the current year.

Revenues

Premiums increased principally from the seasoning of our larger, more recent in-force blocks of business.

Net investment gains in the current year were primarily driven by derivative gains on interest rate swaps, foreign currency forward contracts and cross currency interest rate swaps.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from lower new delinquencies, net of cures, and from a lower average reserve per delinquency in the current year.

Provision for income taxes. The effective tax rate increased to 32.9% for the three months ended September 30, 2017 from 26.7% for the three months ended September 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$383	$357	$26	7%
Net investment income	96	94	2	2%
Net investment gains (losses)	113	12	101	NM (1)
Policy fees and other income	1	—	1	NM (1)

Total revenues	593	463	130	28%

Benefits and expenses:
Benefits and other changes in policy reserves	42	81	(39)	(48)%
Acquisition and operating expenses, net of deferrals	57	58	(1)	(2)%
Amortization of deferred acquisition costs and intangibles	32	29	3	10%
Interest expense	13	13	—	—%

Total benefits and expenses	144	181	(37)	(20)%

Income from continuing operations before income taxes	449	282	167	59%
Provision for income taxes	147	76	71	93%

Income from continuing operations	302	206	96	47%
Less: income from continuing operations attributable to noncontrolling interests	146	94	52	55%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	156	112	44	39%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(65)	(7)	(58)	NM (1)
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	22	2	20	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$114	$107	$7	7%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the nine months ended September 30, 2017 and 2016, net investment gains (losses) were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $48 million and $5 million, respectively.

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

Net investment gains in the current year were primarily driven by derivative gains on interest rate swaps, foreign currency forward contracts and cross currency interest rate swaps, as well as foreign exchange gains on the sale of non-functional currency investment securities.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from lower new delinquencies, net of cures, as well as from a lower average reserve per delinquency and from favorable loss reserve development related to incurred but not reported delinquencies as of December 31, 2016.

Provision for income taxes. The effective tax rate increased to 32.7% for the nine months ended September 30, 2017 from 27.1% for the nine months ended September 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year.

Canada Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Primary insurance in-force	$390,700	$347,300	$43,400	12%
Risk in-force	136,700	121,500	15,200	13%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
New insurance written	$5,000	$10,400	$(5,400)	(52)%	$19,800	$40,200	$(20,400)	(51)%
Net premiums written	156	172	(16)	(9)%	378	447	(69)	(15)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the three and nine months ended September 30, 2017 and 2016, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk mortgage insurance activity. Insurance in-force and risk in-force included increases of $19.2 billion and $6.7 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written decreased for the three and nine months ended September 30, 2017 primarily as a result of lower bulk mortgage insurance activity and flow new insurance written. For the three and nine months ended September 30, 2017, bulk mortgage insurance activity decreased by $4.5 billion and $18.6 billion, respectively, driven by increased demand in the prior year preceding regulatory changes that became effective on July 1, 2016 and from lower demand in the current year due to a higher average premium rate as a result of higher regulatory capital requirements and additional regulatory changes that became effective on November 30, 2016. Flow new insurance written decreased $900 million and $1.8 billion for the three and nine months ended September 30, 2017, respectively, primarily due to a smaller market size resulting from regulatory changes effective October 17, 2016. New insurance written for the three and nine months ended September 30, 2017 included increases of $100 million and $400 million, respectively, attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2017, our unearned premium reserves were $1,713 million, compared to $1,628 million as of September 30, 2016. The change in unearned premium reserves included an increase of $84 million attributable to changes in foreign exchange rates.

Net premiums written decreased for the three and nine months ended September 30, 2017 primarily from lower bulk mortgage insurance activity and lower flow volume due to regulatory changes, partially offset by premium rate increases.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Loss ratio	14%	24%	(10)%	11%	23%	(12)%
Expense ratio (net earned premiums)	23%	24%	(1)%	23%	24%	(1)%
Expense ratio (net premiums written)	20%	18%	2%	23%	19%	4%

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

The loss ratio decreased for the three and nine months ended September 30, 2017 primarily from a decrease in the number of new flow delinquencies, net of cures, and from a lower average reserve per delinquency as a result of improvement in oil-producing regions, home price appreciation, particularly in Ontario, and overall improving regional macroeconomic conditions in the current year.

The expense ratio (net earned premiums) decreased for the three and nine months ended September 30, 2017 primarily attributable to higher premiums from the seasoning of our larger, more recent in-force blocks of business.

The expense ratio (net premiums written) increased for the three and nine months ended September 30, 2017 primarily attributable to lower net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of the dates indicated:

	September 30, 2017	December 31, 2016	September 30, 2016
Primary insured loans in-force	2,098,771	2,029,400	2,006,484
Delinquent loans	1,759	2,070	2,027
Percentage of delinquent loans (delinquency rate)	0.08%	0.10%	0.10%

Flow loans in-force	1,434,662	1,394,067	1,379,020
Flow delinquent loans	1,434	1,693	1,715
Percentage of flow delinquent loans (delinquency rate)	0.10%	0.12%	0.12%

Bulk loans in-force	664,109	635,333	627,464
Bulk delinquent loans	325	377	312
Percentage of bulk delinquent loans (delinquency rate)	0.05%	0.06%	0.05%

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

	Percent of primary risk in-force as of September 30, 2017	Delinquency rate
		September 30, 2017	December 31, 2016	September 30, 2016
By province and territory:
Ontario	47%	0.03%	0.04%	0.04%
Alberta	16	0.18%	0.22%	0.22%
British Columbia	15	0.05%	0.06%	0.07%
Quebec	13	0.12%	0.15%	0.15%
Saskatchewan	3	0.25%	0.28%	0.27%
Nova Scotia	2	0.16%	0.18%	0.20%
Manitoba	2	0.09%	0.07%	0.08%
New Brunswick	1	0.15%	0.19%	0.15%
All other	1	0.16%	0.17%	0.14%

Total	100%	0.08%	0.10%	0.10%

Delinquency rates decreased slightly reflecting improvement primarily in Alberta and Quebec due to improving macroeconomic conditions in those regions in the current year.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from almost all of our customers. Based on the data provided by lenders, the delinquency rate as of September 30, 2017 was 0.18%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the third quarter of 2017, the Australian dollar strengthened against the U.S. dollar as compared to both the third quarter of 2016 and the second quarter of 2017, which favorably impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Australian gross domestic product is expected to have had moderate growth in the third quarter of 2017, supported by sustained low interest rates and an ongoing rise in resource exports. The cash rate remained flat at 1.50% in the third quarter of 2017. The September 2017 unemployment rate improved slightly to 5.5% from 5.6% at the end of the second quarter of 2017.

Home prices in Australia continued to appreciate in the third quarter of 2017, with September 30, 2017 home values approximately 9% higher than a year ago and approximately 1% higher than at the end of the second quarter of 2017. The Sydney and Melbourne housing markets continue to be the major driver with annual home price growth of approximately 11% and 12%, respectively, as of the end of the third quarter of 2017.

Our mortgage insurance business in Australia had lower losses in the third quarter of 2017 compared to the third quarter of 2016 due to lower new delinquencies net of cures, as well as improved aging of existing delinquencies, primarily in commodity-dependent regions. The loss ratio in Australia for the three months ended September 30, 2017 was 37%. We expect continued regional loss pressures and lower expected earned premiums to drive our loss ratio higher for the full year 2017 as compared to the full year 2016 loss ratio of 34%. In addition, during the fourth quarter of 2017, our mortgage insurance business in Australia will complete its annual review of its premium earnings pattern. The outcome of this review could impact our results of operations, including our loss ratio.

In the third quarter of 2017, our mortgage insurance business in Australia experienced a decrease in new insurance written volumes compared to the third quarter of 2016 and the second quarter of 2017 due to lower market penetration from a change in customer mix, as well as the Australian Prudential Regulation Authority’s (“APRA”) continued focus on lending standards, investment lending and serviceability.

Gross premiums written in the third quarter of 2017 were lower compared to the third quarter of 2016 primarily driven by a decrease in flow volumes, particularly from a reduction in high loan-to-value mortgage origination volume resulting from regulatory measures to slow the growth in investment lending and limit the flow of new interest-only lending.

In November 2016, we entered into a new contract with our largest customer, effective January 1, 2017, with a term of three years. During the first three quarters of 2017, this customer represented 39% of our new insurance written. The contract with another large customer was set to expire in November 2017 but was recently extended through November 2018 under similar terms. This customer represented 12% of our new insurance written during the first three quarters of 2017. The contract with our former second largest customer was terminated by the customer effective April 8, 2017.

Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of September 30, 2017, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 184%, representing an increase from 181% as of June 30, 2017, largely resulting from lower production volumes, portfolio seasoning and cancellations, partially offset by dividends paid and share repurchase activity in the third quarter of 2017.

In March 2017, APRA announced changes to reinforce sound mortgage lending practices, focusing on slowing investor growth and limiting the flow of new interest-only lending. These changes could impact future new insurance written volumes in our Australian mortgage insurance business.

Segment results of operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$78	$88	$(10)	(11)%
Net investment income	19	23	(4)	(17)%
Net investment gains (losses)	1	4	(3)	(75)%

Total revenues	98	115	(17)	(15)%

Benefits and expenses:
Benefits and other changes in policy reserves	29	37	(8)	(22)%
Acquisition and operating expenses, net of deferrals	18	23	(5)	(22)%
Amortization of deferred acquisition costs and intangibles	10	4	6	150%
Interest expense	3	2	1	50%

Total benefits and expenses	60	66	(6)	(9)%

Income from continuing operations before income taxes	38	49	(11)	(22)%
Provision for income taxes	12	16	(4)	(25)%

Income from continuing operations	26	33	(7)	(21)%
Less: income from continuing operations attributable to noncontrolling interests	14	18	(4)	(22)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	12	15	(3)	(20)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(1)	(2)	1	50%
Taxes on adjustments	1	1	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$12	$14	$(2)	(14)%

(1)	For the three months ended September 30, 2016, net investment gains (losses) were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $2 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower premiums and investment income, partially offset by lower losses in the current year.

Revenues

Premiums decreased largely due to the seasoning of our smaller prior year in-force blocks of business and lower policy cancellations in the current year. The three months ended September 30, 2017 included an increase of $3 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from lower yields in the current year.

Net investment gains decreased predominantly from lower net gains from the sale of investment securities, partially offset by impairments in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely attributable to lower new delinquencies, net of cures, and from improved aging of existing delinquencies primarily in commodity-dependent regions in the current year.

Acquisition and operating expenses, net of deferrals, decreased primarily from a change in the classification of contract fees amortization expense, which we began recording to amortization of DAC and intangibles as of the second quarter of 2017.

Amortization of DAC and intangibles increased principally as a result of a change in the classification of contract fees amortization expense that was previously recorded to acquisition and operating expenses, net of deferrals, as discussed above.

Provision for income taxes. The effective tax rate increased to 33.1% for the three months ended September 30, 2017 from 32.2% for the three months ended September 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$237	$255	$(18)	(7)%
Net investment income	57	72	(15)	(21)%
Net investment gains (losses)	23	6	17	NM (1)

Total revenues	317	333	(16)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	84	89	(5)	(6)%
Acquisition and operating expenses, net of deferrals	50	67	(17)	(25)%
Amortization of deferred acquisition costs and intangibles	31	11	20	182%
Interest expense	7	8	(1)	(13)%

Total benefits and expenses	172	175	(3)	(2)%

Income from continuing operations before income taxes	145	158	(13)	(8)%
Provision for income taxes	48	51	(3)	(6)%

Income from continuing operations	97	107	(10)	(9)%
Less: income from continuing operations attributable to noncontrolling interests	52	57	(5)	(9)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	45	50	(5)	(10)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(12)	(3)	(9)	NM (1)
Taxes on adjustments	4	1	3	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$37	$48	$(11)	(23)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the nine months ended September 30, 2017 and 2016, net investment gains (losses) were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $11 million and $3 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower premiums and investment income, partially offset by lower losses in the current year.

Revenues

Premiums decreased predominantly from the seasoning of our smaller prior year in-force blocks of business. The nine months ended September 30, 2017 included an increase of $7 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from lower yields and lower average invested assets in the current year.

Net investment gains increased predominantly from higher net gains from the sale of investment securities due to the rebalancing of our portfolio, partially offset by impairments and derivative losses in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely attributable to $6 million of favorable non-reinsurance recoveries on paid claims in the second quarter of 2017 and a higher net benefit from cures and aging of existing delinquencies, partially offset by higher new delinquencies primarily in commodity-dependent regions in the current year. The nine months ended September 30, 2017 included an increase of $3 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased primarily from a change in the classification of contract fees amortization expense, which we began recording to amortization of DAC and intangibles in the second quarter of 2017, as well as lower employee compensation and benefit expenses and a decrease in professional fees in the current year.

Amortization of DAC and intangibles increased as a result of a change in the classification of contract fees amortization expense that was previously recorded to acquisition and operating expenses, net of deferrals, as discussed above, and higher contract fees being amortized in the current year.

Provision for income taxes. The effective tax rate increased to 33.5% for the nine months ended September 30, 2017 from 32.4% for the nine months ended September 30, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year.

Australia Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Primary insurance in-force	$252,200	$247,900	$4,300	2%
Risk in-force	87,700	86,300	1,400	2%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
New insurance written	$4,300	$4,600	$(300)	(7)%	$14,100	$14,800	$(700)	(5)%
Net premiums written	56	57	(1)	(2)%	168	169	(1)	(1)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the three and nine months ended September 30, 2017 and 2016, this factor was

35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor. In addition, Australia currently provides excess-of-loss reinsurance coverage with one lender. The insurance in-force and risk in-force associated with this reinsurance agreement are excluded from the above metrics as they are insignificant in relation to the rest of the portfolio.

Primary insurance in-force and risk in-force increased primarily from increases of $5.8 billion and $2.0 billion, respectively, from changes in foreign exchange rates.

New insurance written

New insurance written decreased for the three and nine months ended September 30, 2017 mainly attributable to lower market penetration from a change in customer mix, partially offset by higher bulk mortgage insurance written. The three and nine months ended September 30, 2017 included increases of $200 million and $500 million, respectively, attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2017, our unearned premium reserves were $852 million, compared to $922 million as of September 30, 2016. The change in unearned premium reserves included an increase of $19 million attributable to changes in foreign exchange rates.

Net premiums written decreased slightly for the three and nine months ended September 30, 2017 primarily from lower market penetration from a change in customer mix. The three and nine months ended September 30, 2017 included increases of $2 million and $5 million, respectively, attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Loss ratio	37%	42%	(5)%	35%	35%	—%
Expense ratio (net earned premiums)	37%	31%	6%	35%	31%	4%
Expense ratio (net premiums written)	51%	48%	3%	49%	46%	3%

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

The loss ratio decreased for the three months ended September 30, 2017 largely attributable to lower new delinquencies, net of cures, and improved aging of existing delinquencies primarily in commodity-dependent regions in the current year. The loss ratio was flat for the nine months ended September 30, 2017 as higher new delinquencies predominantly in commodity-dependent regions and lower net earned premiums were offset by $6 million of favorable non-reinsurance recoveries on paid claims and higher net benefits from cures and aging of existing delinquencies in the current year.

The expense ratio (net earned premiums) increased for the three months ended September 30, 2017 primarily from lower net earned premiums and for the nine months ended September 30, 2017 primarily from lower net earned premiums and from higher contract fees being amortized in the current year.

The expense ratio (net premiums written) increased for the three and nine months ended September 30, 2017 primarily due to higher contract fees being amortized and lower net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	September 30, 2017	December 31, 2016	September 30, 2016
Primary insured loans in-force	1,422,501	1,464,139	1,470,302
Delinquent loans	7,146	6,731	6,844
Percentage of delinquent loans (delinquency rate)	0.50%	0.46%	0.47%

Flow loans in-force	1,308,998	1,354,616	1,358,286
Flow delinquent loans	6,912	6,451	6,574
Percentage of flow delinquent loans (delinquency rate)	0.53%	0.48%	0.48%

Bulk loans in-force	113,503	109,523	112,016
Bulk delinquent loans	234	280	270
Percentage of bulk delinquent loans (delinquency rate)	0.21%	0.26%	0.24%

Flow loans in-force decreased primarily from policy cancellations. Flow delinquent loans increased from higher new delinquencies primarily as a result of economic pressures in commodity-dependent regions.

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

	Percent of primary risk in-force as of September 30, 2017	Delinquency rate
		September 30, 2017	December 31, 2016	September 30, 2016
By state and territory:
New South Wales	28%	0.31%	0.30%	0.32%
Queensland	23	0.72%	0.66%	0.67%
Victoria	23	0.39%	0.38%	0.39%
Western Australia	12	0.88%	0.74%	0.69%
South Australia	6	0.65%	0.61%	0.62%
Australian Capital Territory	3	0.19%	0.17%	0.20%
Tasmania	2	0.38%	0.35%	0.37%
New Zealand	2	0.06%	0.07%	0.10%
Northern Territory	1	0.50%	0.36%	0.33%

Total	100%	0.50%	0.46%	0.47%

Delinquency rates increased in the current year compared to December 31, 2016 and September 30, 2016 primarily from higher new delinquencies attributable to economic pressures, particularly in commodity-dependent regions.

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

We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. We performed our annual review of claim reserve assumptions for our long-term care insurance business in the third quarter of 2017. In the fourth quarter of 2017, we will perform assumption reviews for our universal and term universal life insurance products as well as for our other U.S. life insurance products, including our long-term care insurance products, and complete our loss recognition testing.

Our U.S. Life Insurance segment will continue to migrate to a new valuation and projection platform for certain lines of business, while we upgrade platforms for other lines of business. The migration and upgrades are part of our ongoing efforts to improve the infrastructure and capabilities of our information systems and our routine assessment and refinement of financial, actuarial, investment and risk management capabilities and processes enterprise wide. These efforts will also provide our U.S. Life Insurance segment with improved platforms to support emerging accounting guidance and ongoing changes in capital regulations. Concurrently, valuation processes and methodologies will be reviewed, and may result in additional refinements to our models and/or assumptions. Any material changes in balances, margins or income trends that may result from these activities will be disclosed accordingly. In addition, we intend to continue to enhance our modeling capabilities of our various businesses, including for our long-term care insurance projections where we migrated to a new modeling system for the majority of our long-term care insurance business in the fourth quarter of 2016. We anticipate migrating substantially all of our retained long-term care insurance business to this new modeling system by the end of 2017. The new modeling system will value and forecast associated liability cash flows and policyholder behavior at a more granular level than our current system.

One of our strategic objectives is to separate, then isolate, through a series of internal transactions, our long-term care insurance business from our other U.S. life insurance businesses. Our goal under the plan has been to align substantially all of our non-New York in-force life insurance and annuity business under GLAIC, our Virginia domiciled life insurance company, and substantially all of our non-New York long-term care insurance business under GLIC, our Delaware domiciled life insurance company. As part of this strategic objective, effective April 1, 2017, GLAIC assumed risk on a coinsurance basis for certain blocks of term life insurance, universal life insurance and single premium whole life insurance from GLIC. Effective July 1, 2017, GLIC recaptured certain single premium deferred annuity products previously ceded to GLAIC. In addition, effective July 1, 2017, GLAIC assumed risk on a modified coinsurance basis for certain blocks of fixed annuities, including those single premium deferred annuity products recaptured by GLIC, and certain corporate-owned life insurance policies from GLIC. As a result, there was an adverse impact on GLIC’s risk-based capital ratio of approximately 15 points in the third quarter of 2017. However, the internal transactions had no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. GAAP as the financial impact of the intercompany reinsurance was eliminated in consolidation. These transactions complete our goal to align substantially all of our non-New York in-force life insurance and annuity business under GLAIC and substantially all of our non-New York long-term care insurance business under GLIC. All of these transactions were also required under the Merger Agreement with China Oceanwide. The reinsurance treaties effective July 1, 2017 include provisions that require us to unwind or void these treaties in the event the merger transaction with China Oceanwide is terminated.

In addition, a Genworth holding company will pursue the purchase of GLAIC from GLIC at fair market value, subject to applicable regulatory approvals. Together with the internal reinsurance transactions completed in April 2017 and July 2017, finalization of the GLAIC sale, if completed, would isolate our non-New York long-term care insurance business from our other non-New York U.S. life insurance businesses and achieve this strategic objective.

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

Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. During the third quarter of 2017, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business but did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns and benefit utilization rates as we typically do each quarter. These updates in the third quarter of 2017 did not have a significant impact on claim reserve levels. During the third quarter of 2016, we completed our annual review of assumptions and methodologies related to our long-term care insurance claim reserves, which resulted in recording higher claim reserves of $460 million and reinsurance recoverables of $25 million. We updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves.

In the fourth quarter of 2016, we performed our loss recognition and cash flow testing. We incorporated the assumption and methodology changes made in the third quarter of 2016 into these tests. These changes had a material negative impact on the margins of our long-term care insurance block, excluding the acquired block. The acquired block has a higher percentage of indemnity policies and was positively affected by the new claim assumptions. As a part of the process, we considered incremental benefits from expected future rate actions that helped mitigate the impact of these changes. As part of the annual testing, we also reviewed assumptions for incidence and interest rates, among other assumptions. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition and cash flow testing results. As of December 31, 2016, our loss recognition testing margins for our long-term care insurance business were positive but were significantly reduced from the 2015 levels. In the fourth quarter of 2017, we will perform assumption reviews and complete our loss recognition testing for our long-term care insurance products. We have observed a higher incidence of claim on policies with lifetime, or unlimited, benefits and will consider this as we complete our 2017 loss recognition testing. Our assumptions are sensitive to slight variability in actual experience and small changes in assumptions could result in the margin of our long-term care insurance block, excluding the acquired block to decrease to at/or below zero in future years. To the extent, based on reviews, our margin is negative, we would be required to recognize a loss, by amortizing more DAC and/or establishing additional benefit reserves, the impact of which may be material. In the event a loss is recognized, we would increase reserves to offset such losses that would be recognized in later years. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition.

As a result of our annual statutory cash flow testing in the fourth quarter of 2016, GLICNY, our insurance subsidiary domiciled in New York, did not require any additional statutory reserves. However, in the second quarter of 2017, the New York Department of Financial Services required GLICNY to record an additional $58 million of statutory long-term care insurance reserves related to cash flow testing. GLICNY now currently expects to record an aggregate of approximately $178 million of additional statutory reserves over the next 15 months.

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

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved premium rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the nine months ended September 30, 2017 was 74% compared to 94% for the nine months ended September 30, 2016. The loss ratio for the nine months ended September 30, 2016 reflected the updated assumptions and methodologies from our annual review of claim reserve assumptions completed in the third quarter of 2016.

Our long-term care insurance sales decreased 50% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Sales decreased primarily due to our lower ratings. We expect that our sales will continue to be adversely impacted by our current ratings. Future adverse ratings announcements or actions could negatively impact our sales levels further.

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

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases on issued policies. For an update on rate actions, refer to “—Significant Developments—U.S. Life Insurance.” We have suspended sales in Hawaii, Massachusetts, New Hampshire and Vermont, and will consider taking similar actions in the future, in other states where we are unable to obtain satisfactory rate increases on in-force policies and/or unable to obtain approval for new products. We will also consider litigation against states that decline actuarially justified rate increases. We are currently in litigation with one state that has refused to approve actuarially justified rate actions. The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time. We previously expected the remaining quarterly income benefits of our in-force rate actions, in aggregate, to be lower in 2017 than the levels we experienced in 2016 as the implementation of certain rate increase approvals were largely completed in the third quarter of 2016. However, during 2017, quarterly income benefits of our in-force rate actions have increased sequentially each quarter. We now expect the 2017 income benefits of the in-force rate actions, in aggregate, to be above those recognized in 2016.

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

We review our life assumptions at least annually typically in the third or fourth quarter of each year. As part of our annual review of assumptions in the fourth quarter of 2016, we reviewed our assumptions, including interest rate assumptions, with the benefit of updated experience and comparisons to industry experience, where appropriate. As part of this review, we implemented an updated mortality table for our life insurance products. This updated table improved our mortality rates in younger ages but deteriorated mortality rates in older ages. Mortality levels may deviate each period from historical trends. As a result of the updated assumptions, we recorded $196 million of after-tax charges in our universal and term universal life insurance products in the fourth quarter of 2016 primarily reflecting the mortality experience deterioration in older age populations. We have also experienced a higher mortality trend in 2017 as policies have aged. We will continue to regularly review our mortality as well as all of our other assumptions in light of emerging experience and may be required to make further adjustments to our universal and term universal life insurance reserves in the future, which could also impact our loss recognition testing results. In the fourth quarter of 2017, we will perform assumption reviews and complete our loss recognition testing for our universal and term life insurance products. Any further materially adverse changes to our assumptions, including mortality, may have a materially negative impact on our results of operations, financial condition and business.

Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 transition to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we may experience volatility in DAC amortization, premiums and mortality experience, which may reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000. In 2017, we have experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed level premium rate periods. We anticipate this trend will continue, with accompanying higher DAC amortization and lower profitability as larger blocks reach the end of their level premium periods through 2020. As of September 30, 2017, our term life insurance products had a DAC balance of $1.4 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

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

We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns. However, if interest rates remain at current levels or decrease further, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Beginning in the second quarter of 2016, our loss recognition testing resulted in a premium deficiency on our fixed immediate annuity products driven by the low interest rate environment. Due to the premium deficiency that existed in 2016 and the current low interest rate environment, we continue to monitor our fixed immediate annuity products more frequently than annually and have recorded additional charges in each quarter of 2017. If interest rates remain at the current levels or increase at a slower pace than we assumed, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected in net income (loss) if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income (loss), and would result in higher income recognition over the remaining duration of the in-force block.

For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$748	$725	$23	3%
Net investment income	683	695	(12)	(2)%
Net investment gains (losses)	27	21	6	29%
Policy fees and other income	154	175	(21)	(12)%

Total revenues	1,612	1,616	(4)	—%

Benefits and expenses:
Benefits and other changes in policy reserves	1,255	1,556	(301)	(19)%
Interest credited	128	140	(12)	(9)%
Acquisition and operating expenses, net of deferrals	149	149	—	—%
Amortization of deferred acquisition costs and intangibles	50	69	(19)	(28)%
Interest expense	3	2	1	50%

Total benefits and expenses	1,585	1,916	(331)	(17)%

Income (loss) from continuing operations before income taxes	27	(300)	327	109%
Provision (benefit) for income taxes	10	(106)	116	109%

Income (loss) from continuing operations	17	(194)	211	109%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (1)	(28)	(21)	(7)	(33)%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	10	7	3	43%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(1)	$(207)	$206	100%

(1)	For the three months ended September 30, 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$(5)	$(270)	$265	98%
Life insurance	(9)	48	(57)	(119)%
Fixed annuities	13	15	(2)	(13)%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(1)	$(207)	$206	100%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•	The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our long-term care insurance decreased $265 million predominantly attributable to higher claim reserves of $283 million as a result of the completion of our annual review of our claim reserves conducted during the third quarter of 2016, partially offset by higher severity on new claims in the current year. The current year also included $8 million of higher premiums and reduced benefits from in-force rate actions approved and implemented.

•	Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $9 million in the current year compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $48 million in the prior year. The change was predominantly attributable to a $15 million net unfavorable model refinement, unfavorable mortality and higher lapses in the current year.

•	Our fixed annuities business decreased $2 million predominantly from lower investment income, partially offset by lower interest credited in the current year. The prior year included an $8 million unfavorable correction related to state guaranty funds that did not recur.

Revenues

Premiums

•	Our long-term care insurance business increased $31 million largely from $21 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business decreased $8 million mainly driven by continued runoff of our term life insurance products, including higher lapses primarily from our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed premium rate periods, partially offset by lower reinsurance ceded in the current year.

Net investment income

•	Our long-term care insurance business increased $16 million largely from higher average invested assets due to growth of our in-force block, partially offset by lower reinvestment yields and $4 million of lower income related to inflation-driven volatility on U.S. Government Treasury Inflation Protected Securities (“TIPS”) in the current year.

•	Our life insurance business decreased $4 million primarily due to a less favorable prepayment speed adjustment on structured securities in the current year.

•	Our fixed annuities business decreased $24 million largely attributable to lower average invested assets in the current year.

Net investment gains (losses). The increase was driven largely by our long-term care insurance business predominantly from higher net gains from the sale of investment securities in the current year.

Policy fees and other income. The decrease was mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in the current year. The decrease was also driven by an $8 million unfavorable model refinement in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business decreased $366 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. The decrease was partially offset by aging and growth of the in-force block, higher severity on new claims and a less favorable impact of $7 million from reduced benefits in the current year related to in-force rate actions approved and implemented.

•	Our life insurance business increased $64 million primarily attributable to a $30 million unfavorable model refinement, unfavorable mortality and higher universal life insurance reserves in the current year reflecting our previously updated assumptions from the fourth quarter of 2016.

•	Our fixed annuities business increased $1 million as $3 million of higher reserves from loss recognition testing in our fixed immediate annuity products were mostly offset by lower interest credited in the current year.

Interest credited. Interest credited decreased mostly driven by our fixed annuities business predominantly from lower average account values in the current year.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $5 million primarily from lower deferrals due to block runoff, partially offset by lower operating expenses in the current year attributable to the suspension of sales on March 7, 2016.

•	Our fixed annuities business decreased $8 million largely attributable to a $12 million unfavorable correction related to state guaranty funds in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles. The decrease in amortization of DAC and intangibles was primarily related to our life insurance business principally as a result of a net $15 million favorable model refinement in the current year. The decrease was partially offset by higher amortization in our term universal life insurance product reflecting previously updated lapse assumptions. In the current year, we have also experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed level premium rate periods.

Provision for income taxes. The effective tax rate was 35.3% for the three months ended September 30, 2017 and 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$2,242	$1,917	$325	17%
Net investment income	2,058	2,049	9	—%
Net investment gains (losses)	91	119	(28)	(24)%
Policy fees and other income	494	532	(38)	(7)%

Total revenues	4,885	4,617	268	6%

Benefits and expenses:
Benefits and other changes in policy reserves	3,582	3,403	179	5%
Interest credited	389	427	(38)	(9)%
Acquisition and operating expenses, net of deferrals	450	513	(63)	(12)%
Amortization of deferred acquisition costs and intangibles	221	231	(10)	(4)%
Interest expense	9	35	(26)	(74)%

Total benefits and expenses	4,651	4,609	42	1%

Income from continuing operations before income taxes	234	8	226	NM (1)
Provision for income taxes	83	3	80	NM (1)

Income from continuing operations	151	5	146	NM (1)
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(93)	(129)	36	28%
(Gains) losses from life block transactions	—	9	(9)	(100)%
Expenses related to restructuring	—	19	(19)	(100)%
(Gains) losses on sale of businesses	—	(1)	1	100%
Taxes on adjustments	33	36	(3)	(8)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$91	$(61)	$152	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the nine months ended September 30, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $(10) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$42	$(199)	$241	121%
Life insurance	6	110	(104)	(95)%
Fixed annuities	43	28	15	54%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$91	$(61)	$152	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•	Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $42 million in the current year compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $199 million in the prior year. The change was predominantly attributable to higher claim reserves of $283 million as a result of the completion of our annual review of our claim reserves conducted during the third quarter of 2016. The increase was also attributable to $44 million of unfavorable adjustments which included refinements to the calculations of reserves in the prior year that did not recur and higher incremental premiums and reduced benefits of $18 million from in-force rate actions approved and implemented. These increases were partially offset by higher severity on new claims and higher incremental reserves of $42 million recorded in connection with an accrual for profits followed by losses as a result of higher profitability driven by favorable claim terminations in the current year.

•	Our life insurance business decreased $104 million predominantly from a $20 million net unfavorable term conversion mortality assumption correction, unfavorable mortality and a $15 million net unfavorable model refinement in the current year. The decrease was also attributable to higher reserves in the current year reflecting previously updated assumptions from the fourth quarter of 2016. These decreases were partially offset by lower financing costs in the current year.

•	Our fixed annuities business increased $15 million predominantly from an $8 million unfavorable correction related to state guaranty funds and a $7 million net unfavorable impact from the recapture of certain life-contingent products by a third-party in the prior year that did not recur.

Revenues

Premiums

•	Our long-term care insurance business increased $34 million largely from $71 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year.

•	Our life insurance business increased $294 million mainly attributable to the impact of a reinsurance treaty under which we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in the current year.

Net investment income

•	Our long-term care insurance business increased $68 million largely from higher average invested assets due to growth of our in-force block, partially offset by lower yields in the current year.

•	Our fixed annuities business decreased $56 million largely due to lower average invested assets in the current year.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business decreased $90 million primarily related to net gains of $130 million from the sale of TIPS in the prior year that did not recur and lower derivative gains in the current year.

•	Net investment gains in our life insurance business increased $10 million largely from higher net gains from the sale of investment securities and lower impairments in the current year.

•	Our fixed annuities business had net investment gains of $6 million in the current year compared to net investment losses of $46 million in the prior year. Net investment gains in the current year resulted from derivative gains and net gains from the sale of investment securities, partially offset by losses on embedded derivatives related to our fixed indexed annuities. Net investment losses in the prior year related to impairments, losses on embedded derivatives related to our fixed indexed annuities and net losses from the sale of investment securities, partially offset by derivative gains.

Policy fees and other income. The decrease was mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in the current year. The decrease was also related to an $8 million unfavorable model refinement in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business decreased $292 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. The decrease was also attributable to $68 million of unfavorable adjustments which included refinements to the calculations of reserves in the prior year that did not recur and favorable claim terminations in the current year. These decreases were partially offset by aging and growth of the in-force block, higher severity on new claims, higher incremental reserves of $64 million recorded in connection with an accrual for profits followed by losses and a $38 million less favorable impact from reduced benefits in the current year related to in-force rate actions approved and implemented.

•	Our life insurance business increased $429 million principally related to the impact of a reinsurance treaty under which we initially ceded $331 million of certain term life insurance reserves as part of a life block transaction in the first quarter of 2016. The increase was also attributable to higher universal and term universal life insurance reserves reflecting our previously updated assumptions from the fourth quarter of 2016 and unfavorable mortality in the current year. The current year also included a $30 million unfavorable model refinement.

•	Our fixed annuities business increased $42 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur, partially offset by favorable mortality in the current year.

Interest credited. Interest credited decreased driven mostly by our fixed annuities business predominantly from lower average account values and a decrease in crediting rates in the current year.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business increased $24 million from guaranty fund assessments in connection with the Penn Treaty liquidation in the current year.

•	Our life insurance business decreased $19 million primarily from lower operating expenses attributable to the suspension of sales on March 7, 2016. The decrease was also attributable to $7 million of restructuring charges and expenses of $5 million associated with the life block transaction in the prior year that did not recur.

•	Our fixed annuities business decreased $68 million largely attributable to a $55 million payment in connection with the recapture of certain life-contingent products by a third party in the prior year that did not recur and lower operating expenses as a result of the suspension of sales on March 7, 2016. The prior year included an unfavorable correction of $12 million related to state guaranty funds.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $8 million principally from a smaller in-force block in the current year as a result of lower sales.

•	Our life insurance business increased $17 million largely related to a $41 million unfavorable term conversion mortality assumption correction and higher amortization in our term universal life insurance product reflecting previously updated lapse assumptions, partially offset by a net $15 million favorable model refinement and an $11 million refinement related to reinsurance rates in the current year.

•	Our fixed annuities business decreased $19 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million in the prior year that did not recur.

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

Provision for income taxes. The effective tax rate was 35.3% for the nine months ended September 30, 2017 and 2016.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our long-term care insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Net earned premiums:
Individual long-term care insurance	$613	$591	$22	4%	$1,815	$1,792	$23	1%
Group long-term care insurance	28	19	9	47%	83	72	11	15%

Total	$641	$610	$31	5%	$1,898	$1,864	$34	2%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$2	$2	$—	—%	$6	$11	$(5)	(45)%
Group long-term care insurance	1	3	(2)	(67)%	3	7	(4)	(57)%

Total	$3	$5	$(2)	(40)%	$9	$18	$(9)	(50)%

Loss ratio	79%	146%	(67)%		74%	94%	(20)%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased for the three months ended September 30, 2017 mostly from $21 million of increased premiums in the current year from in-force rate actions approved and implemented. Net earned premiums increased for the nine months ended September 30, 2017 mostly from $71 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year.

Annualized first-year premiums and deposits decreased principally from lower sales due to our current ratings.

The loss ratio decreased for the three and nine months ended September 30, 2017 largely related to the decrease in benefits and other changes in reserves and the increase in premiums as discussed above.

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Term and whole life insurance
Net earned premiums	$107	$115	$(8)	(7)%	$344	$50	$294	NM (1)
Sales	—	—	—	—%	—	7	(7)	(100)%
Term universal life insurance
Net deposits	$59	$62	$(3)	(5)%	$184	$191	$(7)	(4)%
Universal life insurance
Net deposits	$81	$86	$(5)	(6)%	$250	$297	$(47)	(16)%
Sales:
Universal life insurance	1	1	—	—%	2	4	(2)	(50)%
Linked-benefits	—	—	—	—%	—	3	(3)	(100)%
Total life insurance
Net earned premiums and deposits	$247	$263	$(16)	(6)%	$778	$538	$240	45%
Sales:
Term life insurance	—	—	—	—%	—	7	(7)	(100)%
Universal life insurance	1	1	—	—%	2	4	(2)	(50)%
Linked-benefits	—	—	—	—%	—	3	(3)	(100)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

	As of September 30,		Percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Term and whole life insurance
Life insurance in-force, net of reinsurance	$196,872	$204,549	(4)%
Life insurance in-force before reinsurance	467,821	494,642	(5)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$119,442	$123,770	(3)%
Life insurance in-force before reinsurance	120,291	124,670	(4)%
Universal life insurance
Life insurance in-force, net of reinsurance	$37,335	$40,237	(7)%
Life insurance in-force before reinsurance	42,726	46,038	(7)%
Total life insurance
Life insurance in-force, net of reinsurance	$353,649	$368,556	(4)%
Life insurance in-force before reinsurance	630,838	665,350	(5)%

Term and whole life insurance

Net earned premiums decreased during the three months ended September 30, 2017 primarily from continued runoff of our term life insurance products, including higher lapses primarily from our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed premium rate periods, partially offset by lower reinsurance ceded in the current year.

Net earned premiums increased during the nine months ended September 30, 2017 primarily related to the impact of a reinsurance treaty under which we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in the current year.

Sales of our term life insurance products decreased from the suspension of sales of our traditional life insurance products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits of our universal life insurance products decreased from the suspension of sales of our traditional life insurance products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Single Premium Deferred Annuities
Account value, beginning of period	$11,321	$12,191	$11,806	$12,480
Deposits	3	3	7	175
Surrenders, benefits and product charges	(383)	(270)	(1,031)	(879)

Net flows	(380)	(267)	(1,024)	(704)
Interest credited and investment performance	79	86	238	234

Account value, end of period	$11,020	$12,010	$11,020	$12,010

Single Premium Immediate Annuities
Account value, beginning of period	$4,752	$5,198	$4,853	$5,180
Premiums and deposits	24	25	64	75
Surrenders, benefits and product charges	(151)	(173)	(474)	(572)

Net flows	(127)	(148)	(410)	(497)
Interest credited	52	56	159	173
Effect of accumulated net unrealized investment gains (losses)	9	23	84	273

Account value, end of period	$4,686	$5,129	$4,686	$5,129

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,055	$1,061	$1,061	$1,066
Surrenders, benefits and product charges	(17)	(11)	(51)	(44)

Net flows	(17)	(11)	(51)	(44)
Interest credited	14	14	42	42

Account value, net of reinsurance, end of period	$1,052	$1,064	$1,052	$1,064

Total premiums from fixed annuities	$—	$—	$—	$3

Total deposits from fixed annuities	$27	$28	$71	$247

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.

Single Premium Deferred Annuities

Account value of our single premium deferred annuities decreased as surrenders and benefits outpaced interest credited. Deposits decreased primarily related to the suspension of sales of our traditional fixed annuity products on March 7, 2016.

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

Segment results of operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Net investment income	$40	$37	$3	8%
Net investment gains (losses)	9	4	5	125%
Policy fees and other income	41	43	(2)	(5)%

Total revenues	90	84	6	7%

Benefits and expenses:
Benefits and other changes in policy reserves	5	2	3	150%
Interest credited	36	33	3	9%
Acquisition and operating expenses, net of deferrals	16	20	(4)	(20)%
Amortization of deferred acquisition costs and intangibles	7	7	—	—%
Interest expense	—	1	(1)	(100)%

Total benefits and expenses	64	63	1	2%

Income from continuing operations before income taxes	26	21	5	24%
Provision for income taxes	8	6	2	33%

Income from continuing operations	18	15	3	20%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	(8)	(4)	(4)	(100)%
Taxes on adjustments	3	1	2	200%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$13	$12	$1	8%

(1)	For the three months ended September 30, 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased slightly as lower operating expenses were mostly offset by higher tax expenses in the current year.

Revenues

Net investment gains increased predominantly from higher derivative gains and lower net losses from the sale of investment securities, partially offset by lower gains on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) in the current year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mostly from lower state guaranty fund assessments in the current year.

Provision for income taxes. The effective tax rate increased to 30.7% for the three months ended September 30, 2017 from 29.1% for the three months ended September 30, 2016. The increase in the effective tax rate is primarily attributable to changes in tax favored investments in relation to pre-tax results in the current year compared to the prior year.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Net investment income	$119	$108	$11	10%
Net investment gains (losses)	24	(17)	41	NM (1)
Policy fees and other income	123	127	(4)	(3)%

Total revenues	266	218	48	22%

Benefits and expenses:
Benefits and other changes in policy reserves	18	26	(8)	(31)%
Interest credited	105	96	9	9%
Acquisition and operating expenses, net of deferrals	47	54	(7)	(13)%
Amortization of deferred acquisition costs and intangibles	20	25	(5)	(20)%
Interest expense	1	1	—	—%

Total benefits and expenses	191	202	(11)	(5)%

Income from continuing operations before income taxes	75	16	59	NM (1)
Provision for income taxes	23	2	21	NM (1)

Income from continuing operations	52	14	38	NM (1)
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(22)	12	(34)	NM (1)
Taxes on adjustments	8	(4)	12	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$38	$22	$16	73%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the nine months ended September 30, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $2 million and $(5) million, respectively.

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

Net investment gains in the current year were primarily related to gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative losses. Net investment losses in the prior year were largely related to losses on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by net gains from the sale of investment securities and derivative gains.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to lower GMDB reserves in our variable annuity products due to favorable equity market performance in the current year.

Interest credited increased largely related to higher cash values in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals, decreased largely driven by lower state guaranty fund assessments in the current year.

Amortization of DAC and intangibles decreased related to our variable annuity products principally from favorable equity market performance in the current year.

Provision for income taxes. The effective tax rate increased to 30.4% for the nine months ended September 30, 2017 from 12.1% for the nine months ended September 30, 2016. The increase in the effective tax rate was primarily attributable to tax favored investments in relation to pre-tax results in the current year compared to the prior year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$4,526	$4,849	$4,581	$4,942
Deposits	5	6	13	17
Surrenders, benefits and product charges	(132)	(151)	(425)	(431)

Net flows	(127)	(145)	(412)	(414)
Interest credited and investment performance	98	90	328	266

Account value, end of period	$4,497	$4,794	$4,497	$4,794

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,149	$1,177	$1,167	$1,241
Deposits	2	2	6	6
Surrenders, benefits and product charges	(52)	(47)	(162)	(154)

Net flows	(50)	(45)	(156)	(148)
Interest credited and investment performance	41	49	129	88

Account value, net of reinsurance, end of period	$1,140	$1,181	$1,140	$1,181

Variable Life Insurance
Account value, beginning of period	$295	$283	$283	$291
Deposits	1	1	5	5
Surrenders, benefits and product charges	(10)	(7)	(27)	(24)

Net flows	(9)	(6)	(22)	(19)
Interest credited and investment performance	10	8	35	13

Account value, end of period	$296	$285	$296	$285

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased compared to June 30, 2017 and December 31, 2016 primarily related to surrenders outpacing favorable equity market performance.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account values compared to June 30, 2017 and December 31, 2016 was primarily the result of surrenders outpacing favorable equity market performance.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
GICs, FABNs and Funding Agreements
Account value, beginning of period	$460	$561	$560	$410
Deposits	—	—	—	150
Surrenders and benefits	(102)	(2)	(206)	(4)

Net flows	(102)	(2)	(206)	146
Interest credited	2	2	6	5

Account value, end of period	$360	$561	$360	$561

Account value related to our institutional products decreased compared to June 30, 2017 and December 31, 2016 mainly attributable to scheduled maturities of certain products in the current year. Deposits in the prior year related to funding agreements for asset-liability management and yield enhancement.

Corporate and Other Activities

Results of operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$3	$2	$1	50%
Net investment income	4	1	3	NM (1)
Net investment gains (losses)	(7)	(9)	2	22%
Policy fees and other income	1	(1)	2	200%

Total revenues	1	(7)	8	114%

Benefits and expenses:
Benefits and other changes in policy reserves	2	1	1	100%
Acquisition and operating expenses, net of deferrals	19	11	8	73%
Amortization of deferred acquisition costs and intangibles	2	1	1	100%
Interest expense	63	67	(4)	(6)%

Total benefits and expenses	86	80	6	8%

Loss from continuing operations before income taxes	(85)	(87)	2	2%
Provision (benefit) for income taxes	(23)	246	(269)	(109)%

Loss from continuing operations	(62)	(333)	271	81%
Adjustments to loss from continuing operations:
Net investment (gains) losses	7	9	(2)	(22)%
Taxes on adjustments	(3)	(3)	—	—%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(58)	$(327)	$269	82%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to tax charges of $265 million in the prior year that did not recur and lower interest expense in the current year, partially offset by unfavorable tax charges related to prior period tax returns recorded in the third quarter of 2017.

Revenues

Net investment income increased primarily related to higher yields in the current year.

The decrease in net investment losses was primarily related to lower losses from derivatives in the current year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased mainly driven by higher consulting fees in the current year.

Interest expense decreased largely driven by a contractual change in our junior subordinated notes related to an interest rate change from fixed to floating rates in the current year.

The income tax benefit in the current year was principally from lower taxed foreign income. The income tax provision in the prior year was largely attributable to a valuation allowance of $265 million recorded on deferred tax assets that did not recur.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2017 vs. 2016
Revenues:
Premiums	$6	$11	$(5)	(45)%
Net investment income	5	4	1	25%
Net investment gains (losses)	(31)	(88)	57	65%
Policy fees and other income	(2)	76	(78)	(103)%

Total revenues	(22)	3	(25)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	3	4	(1)	(25)%
Acquisition and operating expenses, net of deferrals	47	173	(126)	(73)%
Amortization of deferred acquisition costs and intangibles	2	1	1	100%
Interest expense	179	205	(26)	(13)%

Total benefits and expenses	231	383	(152)	(40)%

Loss from continuing operations before income taxes	(253)	(380)	127	33%
Provision (benefit) for income taxes	(85)	119	(204)	(171)%

Loss from continuing operations	(168)	(499)	331	66%
Adjustments to loss from continuing operations:
Net investment (gains) losses	31	88	(57)	(65)%
(Gains) losses on sale of businesses	—	(2)	2	100%
(Gains) losses on early extinguishment of debt	—	(48)	48	100%
Expenses related to restructuring	1	2	(1)	(50)%
Fees associated with bond consent solicitation	—	18	(18)	(100)%
Taxes on adjustments	(11)	(43)	32	74%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(147)	$(484)	$337	70%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to tax charges of $265 million in the prior year that did not recur and lower operating and interest expense in the current year.

Revenues

Premiums decreased largely related to the sale of our European mortgage insurance business in May 2016.

The decrease in net investment losses was primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in the prior year that did not recur and from lower derivative losses in the current year. These decreases were partially offset by net losses from the sale of investment securities in the current year compared to net gains in the prior year.

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

Interest expense decreased largely driven by a favorable correction of $11 million related to our Tax Matters Agreement liability and a contractual change in our junior subordinated notes related to an interest rate change from fixed to floating rates.

The income tax benefit in the current year was principally from lower taxed foreign income. The income tax provision in the prior year was largely attributable to a valuation allowance of $265 million recorded on deferred tax assets that did not recur.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

During the third quarter of 2017, the U.S. Federal Reserve announced that it would begin to normalize monetary policy and scale back quantitative easing. Interest rates remain at historically low levels despite the fact the U.S. Federal Reserve has raised its benchmark lending rate two times in 2017 and market expectations remain for one additional rate increase during 2017. Despite the Federal Reserve’s actions, U.S. Treasury yields remained lower throughout the third quarter of 2017 but rose significantly in the last week of September 2017, in response to potential tax reform. However, pro-growth stimulus policies are still uncertain and weaker inflation data has investors more cautious on the direction of longer term interest rates. The U.S. equity markets increased and credit spreads tightened during the third quarter of 2017. Spreads initially widened when geopolitical issues and natural disasters arose, but quickly tightened driven by both positive economic data and corporate profits. U.S. fixed income markets saw reduced issuances, but demand from foreign and domestic investors continued to support valuations. Global equity markets were generally higher and the economies of the Eurozone countries continue to improve.

As of September 30, 2017, our fixed maturities securities portfolio, which was 96% investment grade, comprised 86% of our total investment portfolio. Our $3.9 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total cash, cash equivalents and invested assets as of September 30, 2017. We believe our energy portfolio is well-diversified and would expect manageable capital impact on our U.S. life insurance subsidiaries.

Derivatives

We actively responded to the risk in our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter (“OTC”) derivatives transactions with us following the downgrades of our life insurance subsidiaries by S&P in September 2017 and by Moody’s in October 2017. We notified our counterparties of the downgrades to determine whether they would exercise their rights to terminate the transactions, agree to maintain the transactions with us under revised terms or permit us to move the transactions to clearing through the Chicago Mercantile Exchange (“CME”). Although some counterparties have indicated

that they reserve their rights to take action against us, only one counterparty has done so. During October 2017, this counterparty terminated approximately $800 million notional with us, which we have re-hedged using financial futures. We also continue to discuss the downgrades with the other counterparties.

As of September 30, 2017, $14.2 billion notional of our derivatives portfolio was cleared through the CME. The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of September 30, 2017, we posted initial margin of $314 million to our clearing agents, which represented approximately $77 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings and may be more easily terminated for other reasons. As of September 30, 2017, $5.9 billion notional of our derivatives portfolio was in bilateral OTC derivatives transactions pursuant to which we have posted aggregate independent amounts of $261 million and are holding collateral from counterparties in the amount of $187 million. We have notional of $3.7 billion in bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings. Given our current ratings, our ability to enter into new derivatives transactions is limited.

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
(Amounts in millions)	2017		2016		2017 vs. 2016
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$640	4.6%	$655	(0.1)%	$(15)
Fixed maturity securities—non-taxable	3.7%	3	3.7%	3	—%	—
Commercial mortgage loans	5.0%	78	5.2%	79	(0.2)%	(1)
Restricted commercial mortgage loans related to securitization entities	10.5%	3	7.4%	3	3.1%	—
Equity securities	5.1%	9	5.8%	8	(0.7)%	1
Other invested assets	61.6%	39	24.7%	34	36.9%	5
Policy loans	8.6%	39	8.7%	38	(0.1)%	1
Cash, cash equivalents and short-term investments	1.1%	10	0.6%	5	0.5%	5

Gross investment income before expenses and fees	4.7%	821	4.7%	825	—%	(4)
Expenses and fees	(0.2)%	(24)	(0.1)%	(20)	(0.1)%	(4)

Net investment income	4.5%	$797	4.6%	$805	(0.1)%	$(8)

Average invested assets and cash		$70,400		$69,825		$575

	Nine months ended September 30,				Increase (decrease)
	2017		2016		2017 vs. 2016
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$1,930	4.6%	$1,930	(0.1)%	$—
Fixed maturity securities—non-taxable	3.7%	9	3.6%	9	0.1%	—
Commercial mortgage loans	5.0%	231	5.2%	237	(0.2)%	(6)
Restricted commercial mortgage loans related to securitization entities	7.8%	7	7.2%	8	0.6%	(1)
Equity securities	5.1%	26	5.7%	20	(0.6)%	6
Other invested assets	45.7%	106	24.0%	105	21.7%	1
Restricted other invested assets related to securitization entities	1.1%	1	1.1%	3	—%	(2)
Policy loans	9.0%	120	8.6%	107	0.4%	13
Cash, cash equivalents and short-term investments	1.0%	26	0.5%	16	0.5%	10

Gross investment income before expenses and fees	4.7%	2,456	4.6%	2,435	0.1%	21
Expenses and fees	(0.2)%	(68)	(0.1)%	(62)	(0.1)%	(6)

Net investment income	4.5%	$2,388	4.5%	$2,373	—%	$15

Average invested assets and cash		$70,018		$69,837		$181

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

For the three months ended September 30, 2017, annualized weighted-average investment yields decreased primarily attributable to lower investment income on higher average invested assets. Net investment income included $7 million of lower favorable prepayment speed adjustments on structured securities and $4 million of lower bond call and prepayment income as compared to the prior year.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Available-for-sale securities:
Realized gains	$40	$39	$177	$205
Realized losses	(10)	(24)	(55)	(75)

Net realized gains (losses) on available-for-sale securities	30	15	122	130

Impairments:
Total other-than-temporary impairments	(1)	(2)	(4)	(35)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	(1)	(2)	(4)	(35)

Trading securities	—	(4)	1	40
Commercial mortgage loans	1	(1)	3	1
Net gains (losses) related to securitization entities	1	2	5	(51)
Derivative instruments	54	10	93	(52)
Contingent consideration adjustment	—	—	—	(2)

Net investment gains (losses)	$85	$20	$220	$31

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

•	We recorded $1 million of lower net other-than-temporary impairments during the three months ended September 30, 2017. The total impairments of $1 million and $2 million recorded during the three months ended September 30, 2017 and September 30, 2016, respectively, related to equity securities.

•	Net investment gains related to derivatives of $54 million during the three months ended September 30, 2017 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and hedging programs for our runoff variable annuity products. These gains were partially offset by losses related to hedging programs for our fixed indexed annuity products and derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•	We recorded $15 million of higher net gains related to the sale of available-for-sale securities during the three months ended September 30, 2017. We also recorded $4 million of lower losses during the three months ended September 30, 2017 related to trading securities primarily from a decline in our trading portfolio in the current year.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

•	We recorded $31 million of lower net other-than-temporary impairments during the nine months ended September 30, 2017. Of the total impairments recorded during the nine months ended September 30, 2017 and 2016, $1 million and $24 million, respectively, related to corporate securities, $1 million and $3 million, respectively, related to limited partnerships, and $2 million in each period related to equity securities. During the nine months ended September 30, 2016, we also recorded impairments of $4 million related to commercial mortgage loans.

•	Net investment gains related to derivatives of $93 million during the nine months ended September 30, 2017 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and hedging programs for our runoff variable annuity products. These gains were partially offset by losses related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries and losses from hedging programs for our fixed indexed annuity products.

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

•	We recorded $8 million of lower net gains related to the sale of available-for-sale securities during the nine months ended September 30, 2017. We also recorded $39 million of lower net gains related to trading securities during the nine months ended September 30, 2017 principally from a decline in our trading portfolio in the current year. We recorded $5 million of gains during the nine months ended September 30, 2017 compared to $51 million of losses related to securitization entities during the nine months ended September 30, 2016 primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in the prior year that did not recur.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,882	61%	$45,131	61%
Private	16,670	22	15,441	21
Equity securities, available-for-sale	765	1	632	1
Commercial mortgage loans	6,268	8	6,111	8
Restricted commercial mortgage loans related to securitization entities	111	—	129	—
Policy loans	1,818	2	1,742	2
Other invested assets	1,590	2	2,071	3
Restricted other invested assets related to securitization entities	—	—	312	—
Cash and cash equivalents	2,836	4	2,784	4

Total cash, cash equivalents and invested assets	$75,940	100%	$74,353	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2017, approximately 7% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of September 30, 2017, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,893	$784	$—	$(7)	$—	$5,670
State and political subdivisions	2,639	247	—	(26)	—	2,860
Non-U.S. government (1)	2,143	107	—	(24)	—	2,226
U.S. corporate:
Utilities	4,382	556	—	(15)	—	4,923
Energy	2,243	207	—	(10)	—	2,440
Finance and insurance	6,051	547	—	(11)	—	6,587
Consumer—non-cyclical	4,330	508	—	(10)	—	4,828
Technology and communications	2,558	193	—	(11)	—	2,740
Industrial	1,247	102	—	(3)	—	1,346
Capital goods	2,067	263	—	(9)	—	2,321
Consumer—cyclical	1,506	111	—	(6)	—	1,611
Transportation	1,188	124	—	(6)	—	1,306
Other	358	24	—	(2)	—	380

Total U.S. corporate (1)	25,930	2,635	—	(83)	—	28,482

Non-U.S. corporate:
Utilities	1,022	45	—	(5)	—	1,062
Energy	1,330	140	—	(7)	—	1,463
Finance and insurance	2,524	177	—	(5)	—	2,696
Consumer—non-cyclical	692	27	—	(3)	—	716
Technology and communications	945	71	—	(2)	—	1,014
Industrial	979	81	—	(2)	—	1,058
Capital goods	556	33	—	(2)	—	587
Consumer—cyclical	518	10	—	(1)	—	527
Transportation	650	71	—	(3)	—	718
Other	2,594	193	—	(5)	—	2,782

Total non-U.S. corporate (1)	11,810	848	—	(35)	—	12,623

Residential mortgage-backed (2)	3,950	255	14	(10)	—	4,209
Commercial mortgage-backed	3,346	105	2	(39)	—	3,414
Other asset-backed (2)	3,052	20	1	(5)	—	3,068

Total fixed maturity securities	57,763	5,001	17	(229)	—	62,552
Equity securities	720	59	—	(14)	—	765

Total available-for-sale securities	$58,483	$5,060	$17	$(243)	$—	$63,317

(1)	Fair value included European periphery exposure of $523 million in Ireland, $266 million in Spain, $116 million in Italy and $38 million in Portugal.
(2)	Fair value included $38 million collateralized by Alt-A residential mortgage loans and $27 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities increased $2.0 billion, compared to December 31, 2016, principally from higher net unrealized gains attributable to a decrease in treasury yields as well as changes in foreign exchange rates from the weakening of the U.S. dollar in the current year.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the nine months ended September 30, 2017, our exposure to the peripheral European countries increased by $154 million to $943 million with unrealized gains of $72 million. Our exposure as of September 30, 2017 was diversified with direct exposure to local economies of $199 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $141 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $603 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	September 30, 2017
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$457	266	28%	$—	—
2005	428	128	41%	6	1
2006	392	101	47%	—	—
2007	314	81	49%	—	—
2008	131	25	51%	—	—
2009	—	—	—%	—	—
2010	77	15	42%	—	—
2011	208	47	43%	—	—
2012	564	85	45%	—	—
2013	740	132	49%	—	—
2014	848	141	54%	—	—
2015	913	142	62%	—	—
2016	605	100	61%	—	—
2017	604	108	68%	—	—

Total	$6,281	1,371	52%	$6	1

(1)	Represents weighted-average loan-to-value as of September 30, 2017.

	December 31, 2016
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$521	304	31%	$—	—
2005	469	135	43%	—	—
2006	434	105	52%	15	1
2007	452	126	54%	1	1
2008	135	25	54%	—	—
2009	—	—	—%	—	—
2010	89	17	48%	—	—
2011	215	47	47%	—	—
2012	588	88	52%	—	—
2013	781	136	54%	—	—
2014	892	147	61%	—	—
2015	932	143	65%	—	—
2016	617	100	69%	—	—

Total	$6,125	1,373	55%	$16	2

(1)	Represents weighted-average loan-to-value as of December 31, 2016.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2017		December 31, 2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Short-term investments	$787	49%	$352	17%
Derivatives	261	16	708	34
Limited partnerships	244	15	199	10
Securities lending collateral	237	15	534	25
Trading securities	—	—	259	13
Other investments	61	5	19	1

Total other invested assets	$1,590	100%	$2,071	100%

Derivatives decreased primarily attributable to recent central clearing parties rule changes impacting our accounting treatment for variation margin pertaining to cleared swap positions, which was previously considered cash collateral and is now treated as daily settlements of the derivative contract. Securities lending collateral decreased driven by market demand. Our investments in trading securities decreased from higher net sales. Short-term investments increased principally from higher net purchases in our Australia Mortgage Insurance and U.S. Life Insurance segments in the current year.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2016	Additions	Maturities/ terminations	September 30, 2017
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,570	$—	$(306)	$11,264
Foreign currency swaps	Notional	22	—	—	22

Total cash flow hedges		11,592	—	(306)	11,286

Total derivatives designated as hedges		11,592	—	(306)	11,286

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	—	4,679
Foreign currency swaps	Notional	201	95	(14)	282
Credit default swaps	Notional	39	—	—	39
Credit default swaps related to securitization entities	Notional	312	—	(200)	112
Equity index options	Notional	2,396	1,584	(1,484)	2,496
Financial futures	Notional	1,398	4,300	(4,376)	1,322
Equity return swaps	Notional	165	186	(258)	93
Other foreign currency contracts	Notional	3,130	2,163	(691)	4,602

Total derivatives not designated as hedges		12,320	8,328	(7,023)	13,625

Total derivatives		$23,912	$8,328	$(7,329)	$24,911

(Number of policies)	Measurement	December 31, 2016	Additions	Maturities/ terminations	September 30, 2017
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	33,238	—	(2,127)	31,111
Fixed index annuity embedded derivatives	Policies	17,549	—	(367)	17,182
Indexed universal life embedded derivatives	Policies	1,074	1	(66)	1,009

The $1.0 billion increase in the notional value of derivatives was attributable to an increase in our non-qualified foreign currency interest rate swaps related to a non-qualified derivative strategy to mitigate interest rate risk associated with our regulatory capital position.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered.

Consolidated Balance Sheets

Total assets. Total assets decreased $29 million from $104,658 million as of December 31, 2016 to $104,629 million as of September 30, 2017.

•	Cash and cash equivalents and invested assets increased $1,587 million primarily from an increase of $1,980 million in fixed maturity securities and an increase of $157 million in commercial mortgage loans. The increase in fixed maturity securities was predominantly related to a decrease in treasury yields and from the weakening of the U.S. dollar compared to the balance sheet rate at December 31, 2016. The increase in equity securities was primarily related to higher unrealized gains on preferred securities and from purchases mostly in our Canada and Australia mortgage insurance businesses. These increases were partially offset by a decrease of $481 million in other invested assets mostly related to derivative assets, securities lending and trading securities. The decrease in derivative assets was principally driven by recent central clearing parties rule changes impacting our accounting treatment for variation margin pertaining to cleared swap positions, which was previously considered cash collateral and is now treated as daily settlements of the derivative contract. The change reduced the value of our derivative assets by $509 million in the third quarter of 2017. The increase was also partially offset by a decrease of $312 million in restricted other invested assets related to securitization entities driven mostly by proceeds from sales and maturities, as we reposition these assets in connection with the maturity of the associated liabilities.

•	DAC decreased $1,229 million predominantly related to our long-term care insurance business. We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. As of September 30, 2017, due primarily to the decline in interest rates increasing unrealized investments gains, we reduced the DAC balance of our long-term care insurance business to zero, a cumulative decrease in the accumulated effect of net unrealized investment (gains) losses of approximately $1.3 billion, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to lower deferrals driven mostly by lower production in our U.S. Life Insurance segment in the current year. See note 7 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to DAC.

•	Reinsurance recoverable decreased $202 million mainly attributable to the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company, an affiliate of our former parent, GE.

•	Other assets decreased $121 million principally from lower derivative collateral receivable primarily due to the change described above within other invested assets related to variation margin.

Total liabilities. Total liabilities decreased $649 million from $90,191 million as of December 31, 2016 to $89,542 million as of September 30, 2017.

•	Future policy benefits increased $959 million primarily driven by an increase in our long-term care insurance business largely from the aging and growth of the in-force block in the current year. In addition, as discussed above, due primarily to the decline in interest rates increasing unrealized investments gains, we reduced the DAC balance of our long-term care insurance business to zero and established additional reserves of $333 million, with an offsetting amount recorded in other comprehensive income (loss).

•	Policyholder account balances decreased $1,131 million largely as a result of surrenders and benefits in our fixed annuities business and from scheduled maturities of certain institutional products in the current year.

•

Other liabilities decreased $914 million largely driven by lower securities lending liabilities and derivative counterparty collateral as a result of changes in the interest rate environment, along with lower derivative liabilities primarily from the change described above within other invested assets related to variation margin, which reduced our derivative liabilities by $274 million. The decrease was also attributable to lower tax liabilities principally related to our Tax Matters Agreement liability in the current year. These decreases were partially offset by an increase in amounts due to broker mostly related to unsettled trade activity in the current year.

Total equity. Total equity increased $620 million from $14,467 million as of December 31, 2016 to $15,087 million as of September 30, 2017.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $464 million during the nine months ended September 30, 2017.

•	Foreign currency translation and other adjustments increased $128 million principally from the weakening of the U.S. dollar compared to the currencies in Canada and Australia in the current year.

•	Noncontrolling interests increased $195 million predominantly related to net income attributable to noncontrolling interest of $198 million and foreign currency translation adjustments of $133 million, partially offset by dividends to noncontrolling interests of $92 million and from the repurchase of shares of $31 million in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2017	2016
Net cash from operating activities	$1,932	$1,798
Net cash used by investing activities	(678)	(2,050)
Net cash used by financing activities	(1,270)	(2,699)

Net decrease in cash before foreign exchange effect	$(16)	$(2,951)

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

We had higher cash inflows from operating activities during the current year mainly attributable to higher net sales of trading securities as well as higher amounts paid in the prior year related to a reinsurance agreement in our life insurance business that did not recur. These amounts were partially offset by cash outflows in the current year compared to cash inflows in the prior year as a result of the change in collateral related to derivative positions.

We had lower cash outflows from investing activities primarily from lower purchases and higher maturities of fixed maturity securities in the current year. These amounts were partially offset by lower sales of fixed maturity securities as well as higher net purchases of short-term investments primarily from the decision to manage the interest rate risk and reposition our portfolios, particularly in our Australian mortgage insurance business in the current year.

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

We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. In 2017 we repaid $75 million, the entire amount due at maturity related to these repurchase agreements.

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

Genworth Holdings had $754 million and $998 million of cash and cash equivalents, which included approximately $52 million and $85 million of restricted assets, comprised primarily of cash and cash equivalents, as of September 30, 2017 and December 31, 2016, respectively. Genworth Holdings also held $75 million and $100 million in U.S. government securities as of September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017 and 2016, we received common stock dividends from our international subsidiaries of $119 million and $250 million, respectively. Dividends in 2017 included $16 million from our participation in the share buyback programs in Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) and Genworth Canada, as discussed below. Dividends in 2016 included $76 million for our portion of the AUD$202 million capital reduction in Genworth Australia in the second quarter of 2016.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2017, our total cash, cash equivalents and invested assets were $75.9 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 33% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2017.

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The reinsurance transactions covering our 2014 through 2017 book years provided an aggregate of approximately $510 million of PMIERs capital credit as of September 30, 2017. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time. These future capital transactions could include additional reinsurance transactions and contributions of holding company cash.

In August 2017, Genworth Australia announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. The total number of shares to be purchased by Genworth Australia under the program depends on business and market conditions, the prevailing share price, market volumes and other considerations. Pursuant to the program, in August 2017 and September 2017, Genworth Australia repurchased approximately 15.1 million of its shares for AUD$45 million. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0% and received $18 million in cash. Of the $18 million of cash proceeds received, $4 million was paid as a dividend to Genworth Holdings in the third quarter of 2017 and we expect the remaining amount of $14 million to be paid to Genworth Holdings as a dividend in the fourth quarter of 2017.

In May 2017, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 4, 2018, up to an aggregate of approximately 4.6 million of its issued and outstanding common shares. In August 2017 and September 2017, Genworth Canada repurchased approximately 1.1 million of its shares for CAD$40 million through the NCIB. We participated in the NCIB in order to maintain our ownership position at its current level of approximately 57.1% and received $18 million in cash. Of the $18 million of cash proceeds received, $12 million was paid as dividends to Genworth Holdings in the third quarter of 2017 and $6 million was retained by GMICO.

Capital resources and financing activities

On September 29, 2017, Genworth Canada, our majority-owned subsidiary, entered into a CAD$200 million syndicated senior unsecured revolving credit facility, which matures on September 29, 2022. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the credit agreement. The credit facility includes customary representations, warranties, covenants, terms and conditions. This syndicated credit facility replaced an existing CAD$100 million senior unsecured revolving credit facility which was cancelled on September 29, 2017. As of September 30, 2017, there was no amount outstanding under Genworth Canada’s credit facility and all of the covenants were fully met.

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances, and if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We target liquidity at Genworth Holdings to maintain a minimum balance of one and one-half times expected annual debt interest payments plus an additional $350 million. As of September 30, 2017, Genworth Holdings was above this target due in part to intercompany tax payments of approximately $300 million received from its subsidiaries in 2016. Subject to the completion of the China Oceanwide transaction, China Oceanwide has committed in the Merger Agreement to contribute $600 million of cash to us to address our debt maturing in May 2018, on or before its maturity. We will continue to evaluate our target level of liquidity as circumstances warrant and may move above or below the target for a period of time given future actions and due to the timing of cash inflows and outflows. Additionally, we will continue to evaluate market influences on the valuation of our senior debt, and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. We are currently reviewing potential refinancing options, which may include secured indebtedness, to address upcoming debt maturities in the event the transaction with China Oceanwide cannot be completed in a timely manner or at all. We could also utilize holding company cash and/or pursue potential asset sales to address upcoming debt maturities in the event the transaction with China Oceanwide cannot be completed. In the absence of the transaction with China Oceanwide or a refinancing alternative, we believe we would need to pursue asset sales to address our debt maturities, including potential sales of our mortgage insurance businesses in

Canada and/or Australia. We are also evaluating options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors)—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2016 Annual Report on Form 10-K.

Contractual obligations and commercial commitments

Except as disclosed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2016 Annual Report on Form 10-K filed on February 27, 2017.

Securitization Entities

There were no off-balance sheet securitization transactions during the nine months ended September 30, 2017 or 2016.

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

Interest rates remain at historically low levels despite the fact the U.S. Federal Reserve has raised its benchmark lending rate two times in 2017 and market expectations remain for an additional rate increase during 2017. Despite the Federal Reserve’s actions, U.S. Treasury yields were lower throughout the third quarter of 2017 but rose significantly in the last week of September 2017, in response to potential tax reform. However, pro-growth stimulus policies are still uncertain and weaker inflation data has investors more cautious on the direction of longer term interest rates. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income (loss). As of September 30, 2017, the U.S. dollar weakened against the currencies in Canada and Australia compared to the balance sheet rate as of December 31, 2016. In the third quarter of 2017, the U.S. dollar weakened against the currencies in Canada and Australia compared to the average rate in the third quarter of 2016. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2017

During the three months ended September 30, 2017, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See note 11 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2016 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2017.

Item 6.	Exhibits

Number	Description

2.1	Waiver and Agreement, dated as of August 21, 2017, among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 21, 2017)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: November 3, 2017

	By:	/S/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)