Form 10-K
period 2017-12-31
GENWORTH FINANCIAL INC
filed 2018-02-28
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-32195

GENWORTH FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0873306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6620 West Broad Street Richmond, Virginia	23230 (Zip Code)
(Address of principal executive offices)

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

As of February 16, 2018, 499,195,293 shares of Class A Common Stock, par value $0.001 per share were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.9 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2018 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We operate our business through five operating segments:

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based. For the year ended December 31, 2017, our U.S. Mortgage Insurance segment’s income from continuing operations available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders were both $311 million.

•	Canada Mortgage Insurance. We offer flow mortgage insurance and also provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk in Canada. For the year ended December 31, 2017, our Canada Mortgage Insurance segment’s income from continuing operations available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders were $204 million and $157 million, respectively.

•	Australia Mortgage Insurance. In Australia, we offer flow mortgage insurance and selectively provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. For the year ended December 31, 2017, our Australia Mortgage Insurance segment’s loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and adjusted operating loss available to Genworth Financial, Inc.’s common stockholders were $79 million and $88 million, respectively.

•	U.S. Life Insurance. We offer long-term care insurance products as well as service traditional life insurance and fixed annuity products in the United States. For the year ended December 31, 2017, our U.S. Life Insurance segment’s income from continuing operations available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders were $112 million and $22 million, respectively.

•	Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold but we continue to service our existing blocks of business. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the year ended December 31, 2017, our Runoff segment’s income from continuing operations available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders were $61 million and $51 million, respectively.

In addition to our five operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for information related to discontinued operations. For the year ended December 31, 2017, Corporate and Other activities had income from continuing operations available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $217 million and $243 million, respectively.

We had $13.4 billion of total Genworth Financial, Inc.’s stockholders’ equity and $105.3 billion of total assets as of December 31, 2017. For the year ended December 31, 2017, our revenues were $8.3 billion and we had net income available to Genworth Financial, Inc.’s common stockholders of $0.8 billion.

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

Genworth Financial and China Oceanwide continue to work towards satisfying the closing conditions of their proposed transaction as soon as possible. To date, we have announced approvals from the Virginia State Corporation Commission Bureau of Insurance, the North Carolina Department of Insurance, the South Carolina Department of Insurance and the Vermont Insurance Division. In February 2018, Genworth Financial and China Oceanwide re-filed their joint voluntary notice with the Committee on Foreign Investment in the United States (“CFIUS”). In our most recent joint filing, we provided an additional mitigation approach to further protect the personal data of Genworth policyholders and customers in the United States, the structure of which includes the participation of a leading U.S. third party data administrator. Genworth Financial and China Oceanwide are fully committed to developing an acceptable solution with CFIUS; however, there can be no assurance that CFIUS will ultimately agree to clear the transaction between Genworth Financial and China Oceanwide on terms acceptable to the parties or at all. In addition to approval and clearance by CFIUS, the closing of the proposed transaction remains subject to the receipt of required regulatory approvals in the U.S., China, and other international jurisdictions and other closing conditions. Genworth Financial and China Oceanwide also continue to be actively engaged with the other relevant regulators regarding the pending applications.

On November 29, 2017, Genworth Financial, the Parent and Merger Sub entered into a Waiver and Agreement pursuant to which Genworth Financial and the Parent each agreed to waive until April 1, 2018 its right to terminate the Merger Agreement and abandon the merger in accordance with the terms of the Merger Agreement. This was the second waiver and agreement extension, which extended the previous deadline of November 30, 2017, and allows additional time for regulatory reviews of the transaction. If we are unable to reach an agreement as to a further extension of the deadline or are unable to satisfy the closing conditions by the applicable deadline, then either party may terminate the Merger Agreement. Genworth Financial and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible.

As part of the transaction, China Oceanwide committed in the Merger Agreement to contribute $600 million of cash to Genworth Financial to address our debt maturing in May 2018, on or before its maturity, as well as $525 million of cash to our U.S. life insurance businesses. This contribution is in addition to $175 million of cash previously committed by Genworth Holdings to our U.S. life insurance businesses to pursue their restructuring. These contributions, in addition to addressing the 2018 debt maturity, are intended to increase the likelihood of obtaining regulatory approvals for the China Oceanwide transaction as well as help achieve our strategic objectives of improving Genworth’s overall financial strength and flexibility and supporting the restructuring of our U.S. life insurance businesses, as described further below.

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

Restructuring of U.S. Life Insurance Businesses

In February 2016, we announced that one of our strategic objectives was to separate, then isolate, through a series of internal transactions, our long-term care insurance business from our other U.S. life insurance businesses. We continued to pursue this plan in connection with the China Oceanwide transaction, with some differences from our previously announced restructuring plan. Our goal under the plan has been to align substantially all of our non-New York in-force life insurance and annuity business under Genworth Life and Annuity Insurance Company (“GLAIC”), our Virginia domiciled life insurance company, and substantially all of our non-New York long-term care insurance business under Genworth Life Insurance Company (“GLIC”), our Delaware domiciled life insurance company. In connection with the completion of the China Oceanwide transaction, based on China Oceanwide’s $525 million capital commitment under the Merger Agreement, together with $175 million of cash previously committed by Genworth Holdings, a Genworth holding company would purchase GLAIC from GLIC, which we refer to as “unstacking.” Together with certain internal reinsurance transactions described below, finalization of the GLAIC sale would achieve our strategic objective of isolating our non-New York long-term care insurance business from our other non-New York U.S. life insurance businesses, and regulatory approval to do so is a condition to the completion of the China Oceanwide transaction. In preparation for the unstacking, we entered into certain internal reinsurance transactions. Effective April 1, 2017, GLAIC assumed risk on a coinsurance basis for certain blocks of term life insurance, universal life insurance and single premium whole life insurance from GLIC. Effective July 1, 2017, GLIC recaptured certain single premium deferred annuity products previously ceded to GLAIC. In addition, effective July 1, 2017, GLAIC assumed risk on a modified coinsurance basis for certain blocks of fixed annuities, including those single premium deferred annuity products recaptured by GLIC, and certain corporate-owned life insurance policies from GLIC. As a result, there was an adverse impact on GLIC’s risk-based capital (“RBC”) ratio in the third quarter of 2017. The reinsurance treaties, effective July 1, 2017, included provisions that required us to unwind or void these treaties in the event the merger transaction with China Oceanwide was terminated or not completed by December 31, 2017. We had anticipated that the separation of our businesses as described above would be completed by December 31, 2017 and that certain capital benefits associated with these transactions would have offset the adverse impact to GLIC’s RBC ratio as of the end of 2017. However, with the unstacking not being completed by year end 2017 and without a target date for such completion, the July 1, 2017 reinsurance treaties were terminated. As discussed above, these transactions are required to be completed under the Merger Agreement with China Oceanwide. The internal reinsurance transactions had no impact on our consolidated results of operations or financial condition in our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as the financial impact of the intercompany reinsurance was eliminated in consolidation.

As part of their review of the proposed transaction with China Oceanwide and the purchase of GLAIC from GLIC, the Delaware insurance regulator is conducting their own valuation of GLAIC through the use of an independent third-party valuation specialist, which we believe is higher than the $700 million provided for the purchase of GLAIC under the Merger Agreement. We continue to discuss this valuation difference with the Delaware insurance regulator in order to move forward with the approval process. China Oceanwide has no future obligation and has expressed no intention to contribute additional capital to support our legacy long-term care insurance business.

Separating and isolating our long-term care insurance business has been an important strategic objective, because we believe it would:

•	help to isolate the downside risk from our long-term care insurance business that is putting downward pressure on the ratings of Genworth Holdings and our other subsidiaries,

•	allow any future dividends from GLAIC to be paid directly to the holding company, which increases Genworth Holdings’ liquidity and ability to repay and/or refinance its indebtedness, and

•	provide a clearer picture of the necessity for the long-term care insurance rate actions that we are working towards today.

Strategic Alternatives

If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. Prior to the announcement of the China Oceanwide transaction, we previously disclosed that after discussions with regulators, we believed as a first step, we might only be able to distribute a portion of GLAIC from GLIC. As a result of the recent performance of our long-term care and life insurance businesses and the charges we recorded in the third quarter of 2016 and fourth quarters of 2016 and 2017, absent the China Oceanwide transaction and any alternative commitment of external capital, we believe there would be: considerable doubt as to the feasibility and timing of achieving a partial unstacking of GLAIC in the foreseeable future, if at all; increased pressure on and potential further downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share of the U.S. mortgage insurance industry; limitation on our ability to continue to write new long-term care insurance policies; and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt.

Due to the delay in the closing of the China Oceanwide transaction, we are currently pursuing a senior secured term loan (“Term Loan”) with an aggregate principal amount of up to $450 million. The proceeds of the Term Loan are expected to be used, together with cash on hand, to repay existing indebtedness and transaction fees and expenses, and could also be used in combination with existing holding company cash to pay our 2018 debt maturity in the event the China Oceanwide transaction is not then completed.

The closing of the Term Loan, which is currently anticipated to occur in early March 2018, is subject to negotiation and execution of definitive loan documents and satisfaction of certain closing conditions. In February 2018, Genworth Financial and China Oceanwide agreed to release $210 million of funds that were previously held in escrow as a termination fee to be paid to Genworth Financial under specified circumstances if China Oceanwide failed to fulfill certain obligations under the Merger Agreement. Genworth Financial and China Oceanwide also entered into a commitment agreement under which an affiliate of China Oceanwide agreed to commit up to $110 million in funding for the Term Loan, subject to certain terms and conditions. As currently contemplated, the security package for the Term Loan would include a pledge of the publicly listed shares of Genworth MI Canada Inc. (“Genworth Canada”), held by Genworth Financial International Holdings, LLC (“GFIH”), a wholly owned subsidiary of Genworth Financial.

In the absence of the transaction with China Oceanwide, which we can neither predict nor guarantee, we may need to pursue strategic asset sales to address our debt maturities, including potential sales of our mortgage insurance businesses in Canada and/or Australia. We are also evaluating options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. Asset sales or changes to our financial projections, including changes that anticipate planned asset sales, may negatively impact our ability to realize certain foreign tax credits or other deferred tax assets and have a resulting material adverse effect on our results of operation.

BLAIC Repatriation

In February 2016, as part of restructuring our U.S. life insurance businesses, we also announced an initiative to repatriate existing reinsured business from Brookfield Life and Annuity Insurance Company Limited (“BLAIC”), our primary Bermuda domiciled captive reinsurance subsidiary, to our U.S. life insurance subsidiaries in 2016. Effective April 1, 2016, we recaptured a block of universal life insurance from BLAIC to GLAIC. In addition, effective July 1, 2016, we recaptured a block of term life insurance from BLAIC to GLAIC and terminated a term life insurance excess of loss treaty with BLAIC. The repatriation was completed through the merger of BLAIC into GLIC in October 2016. As part of the repatriation, all parental support provided to BLAIC, including the capital maintenance agreement that previously existed between GFIH and BLAIC, was terminated. There was no impact on our consolidated results of operations prepared in accordance with U.S. GAAP or our financial condition as the financial impact of these reinsurance transactions had been eliminated in consolidation. However, the repatriation transaction adversely impacted GLIC’s RBC ratio by eight points in the fourth quarter of 2016.

Ongoing Priorities

Stabilizing our long-term care insurance business continues to be one of our long-term goals. We will continue to execute against this objective primarily through our multi-year long-term care insurance rate action plan. Increasing premiums and/or benefit modifications on our legacy long-term care insurance policies are critical to our ability to increase the capital levels needed to support the business. In addition, reducing debt will remain a high priority. We believe that increased financial support and our strengthened financial foundation resulting from the China Oceanwide transaction would provide us with more options to manage our debt maturities and reduce overall indebtedness, which in turn is intended to improve our credit and ratings profile over time. Finally, we also believe that the completion of the China Oceanwide transaction would allow us to place greater focus on the future of our long-term care and mortgage insurance businesses while continuing to service our existing policyholders.

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

We have been providing mortgage insurance products and services in the United States since 1981 and operate in all 50 states and the District of Columbia. Our principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. For the year ended December 31, 2017, approximately 21% of new insurance written in our U.S. mortgage insurance business was attributable to our largest five lender customers, with no customer representing more than 10% of new insurance written.

The U.S. private mortgage insurance industry is affected in part by the requirements and practices of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises and we refer to them collectively as the “GSEs.” The GSEs purchase and provide guarantees on residential mortgages as part of their governmental mandate to provide liquidity through the secondary mortgage market. The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum, known as the “conforming loan limit,” which is currently $453,100 (up to $679,650 in certain high-cost geographic areas of the country) and subject to annual adjustment.

Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of the home value unless the portion of the unpaid principal balance of the mortgage in excess of 80% of the value of the property securing the mortgage is protected against default by lender recourse, participation or by a qualified insurer. Much of the demand for private mortgage insurance is a function of the requirements of the GSEs. The GSEs purchased the majority of the flow loans we insured as of December 31, 2017. The GSEs specify mortgage insurance coverage levels and also have the authority to change the pricing arrangements for purchasing retained-participation mortgages, or mortgages with lender recourse, as compared to insured mortgages, increase or reduce required mortgage insurance coverage percentages, and alter or liberalize underwriting standards and pricing terms on low-down-payment mortgages they purchase. In furtherance of their respective charter requirements, each GSE maintains eligibility criteria to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for high loan-to-value mortgages they acquire. For more information about the financial and other requirements of the GSEs for our U.S. mortgage insurance subsidiaries, see “—Regulation—Mortgage Insurance Regulation—Other regulation.”

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

In addition to flow primary mortgage insurance, we have in prior years written mortgage insurance on a bulk and pool basis. Bulk mortgage insurance transactions provide coverage on a finite set of individual loans identified by the bulk policy. Bulk policies may contain coverage percentages and provisions limiting the insurer’s obligation to pay clams until a threshold amount is reached (known as a “deductible”) or capping the insurer’s potential aggregate liability for claims payments (a “stop loss”). Under pool insurance, the mortgage insurer provides coverage for 100% of the loss on a loan (i.e., without the application of a coverage percentage on individual loans within the pool). Bulk and pool insurance typically are secondary coverage to any primary insurance that may be on a loan and the insurer typically is no longer required to cover losses above the stop loss. Lenders negotiate the terms and conditions of bulk and pool coverage including loan type eligibility, stop losses, premium amounts and coverage termination.

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

Underwriting and pricing

Insurance applications comprised in part of information from the loan application file for all flow loans we insure are reviewed to determine eligibility based on underwriting guidelines we approve as well as to establish the applicable premium. We evaluate each borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. Loan applications for flow mortgage insurance are either directly reviewed by us (or our contract underwriters), or as noted below, by lenders under delegated authority and in either case may utilize automated underwriting systems. A substantial number of our mortgage lender customers underwrite loan applications for mortgage insurance under a delegated underwriting program, in which we permit approved lenders to commit us to insure loans using our pre-approved underwriting guidelines, including credit scores. When underwriting bulk mortgage insurance transactions, we evaluate characteristics of the loans in the portfolio, including credit scores, and examine all or a sample of loan files. We set premiums at the time a certificate of insurance is issued based on our expectations regarding likely performance of a loan. Once a certificate of coverage is issued, we are not able to alter the premium charged or cancel coverage without cause. We continue to monitor current housing conditions and the performance of our books of business to determine if we need to make further changes in our pricing or underwriting guidelines and practices.

Fair Isaac Company (“FICO”) developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. “A minus” loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. As of December 31, 2017, on a risk in-force basis and at the time of loan closing, approximately 99% of our primary insurance loans were “prime” in credit quality with FICO credit scores of at least 620.

Loss mitigation

Under our flow master policies, upon receipt of a valid claim we are generally required to pay the coverage percentage specified in the certificate of insurance and related expenses, but we also have the option to pay the lender an amount equal to the total unpaid loan principal (i.e., without applying the coverage percentage), delinquent interest and other expenses incurred with the default and foreclosure, and acquire title to the property. If a property is sold by the lender to a third party with our approval, the claim amount may be reduced or eliminated. We work closely with lenders who identify and monitor delinquent borrowers. When a delinquency cannot be cured through basic collections, we have the right to approve loan modifications and seek the cooperation of servicers in modifying the terms and conditions of delinquent mortgage loans so as to enable borrowers to stay in their home and avoid foreclosure, thereby potentially reducing our claims. We have granted loss mitigation delegation to servicers whereby they perform loss mitigation efforts on our behalf. Moreover, the Consumer Financial Protection Bureau’s (“CFPB”) mortgage servicing rule obligates servicers to engage in loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or efforts to sell the property thereby potentially reducing claim amounts to us.

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

Competition

Our principal sources of competition are U.S. and state government agencies and other private mortgage insurers. We also compete with mortgage lenders and other investors, the GSEs, structured transactions in the capital markets, reinsurers and with other financial instruments designed to mitigate credit risk.

U.S. and state government agencies. We and other private mortgage insurers compete for flow mortgage insurance business directly with U.S. federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”) and the Veteran’s Administration (“VA”). In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from certain local- and state-level housing finance agencies.

Private mortgage insurers. The U.S. private mortgage insurance industry remains highly competitive. There are currently six active mortgage insurers, including us.

Mortgage lenders, the GSEs, reinsurers and other participants in the mortgage finance industry. We have experienced competition in recent years from various participants in the mortgage finance industry including loan originators, the GSEs, investment banks and other purchasers of interests in mortgages as well as reinsurers and other participants in the capital markets. Competition from lenders has been in the form of self-insurance or origination of simultaneous second mortgages used to bring the loan-to value ratio of a first mortgage below the level where mortgage insurance is required by the GSEs. The GSEs have continued to enter into risk sharing transactions with financial institutions other than mortgage insurers designed to reduce the risk of their mortgage portfolios partly in response to their conservator, the Federal Housing Finance Agency (“FHFA”). Third-party reinsurers have entered into recent transactions with mortgage insurers, including one of our U.S. mortgage insurance subsidiaries, pursuant to which the third-party reinsurer assumes mortgage insurance risk for a fee. We may also compete with structured transactions in the capital markets and other financial instruments designed to mitigate the risk of mortgage defaults, such as credit default swaps and credit linked notes.

Canada Mortgage Insurance

We entered the Canadian mortgage insurance market in 1995 and operate in every province and territory. We are currently the leading private mortgage insurer in the Canadian market.

In July 2009, Genworth Canada, our indirect subsidiary, completed an IPO of its common shares and we currently hold approximately 57.1% of the outstanding common shares of Genworth Canada on a consolidated basis, with GFIH holding 40.6% and our U.S. mortgage insurance business holding 16.5%. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

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

We regularly evaluate our new business risk profile, which includes: reviewing underwriting guidelines, product restrictions and reducing new business in geographic areas we believe are more economically sensitive. We believe these underwriting actions have improved our performance on new books of business.

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

After a delinquency is reported to us, or after a claim is received, we review, and where appropriate conduct further investigations, to determine if there has been an event of underwriting non-compliance, non-disclosure of relevant information or any misrepresentation of information provided during the underwriting process. Our master policies provide that we may rescind coverage if there has been any failure to comply with agreed underwriting criteria or in the event of fraud or misrepresentation involving the lender or an agent of the lender. If such issues are identified, the claim or delinquent loan file is reviewed to determine the appropriate action, including potentially reducing the claim amount to be paid or rescinding the coverage. Generally, the issues we have initially identified are reviewed with the lender and the lender has an opportunity to provide further information or documentation to resolve the issue. Additionally, we may pursue recoveries from borrowers for paid claims within the time period permitted by law and use third-party collection agencies to assist in these recoveries.

Distribution and customers

We maintain a dedicated sales force that markets our mortgage insurance products in Canada to lenders. Our sales force markets to financial institutions and mortgage originators, who in turn offer mortgage insurance products to borrowers.

Residential mortgage financing in Canada is concentrated in the country’s largest five banks and a limited number of other mortgage originators. The majority of our business in Canada comes from this group of residential mortgage originators. For example, our largest lender customer represented just over 10% of total gross written premiums in our mortgage insurance business in Canada for the year ended December 31, 2017. No other lender customer accounted for more than 10% of gross written premiums.

Competition

Our primary mortgage insurance competitor in Canada is the Canada Mortgage and Housing Corporation (“CMHC”) which is owned by the Canadian government, although we currently have one other private competitor in the Canadian market. CMHC’s mortgage insurance provides lenders with 100% capital relief from bank regulatory requirements. We compete with CMHC primarily based upon our reputation for high quality customer service, meeting customer service-level agreements for decision making on insurance applications, strong underwriting expertise and provision of support services.

Australia Mortgage Insurance

We entered the Australian mortgage insurance market in 1997. In 2017, we were a leading provider of mortgage insurance in Australia based upon flow new insurance written.

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

Products

In Australia, our main products are primary flow mortgage insurance, also known as lenders mortgage insurance (“LMI”), and bulk mortgage insurance, including structured bulk transactions where we may be in a secondary loss position. LMI is similar to the single premium primary flow mortgage insurance we offer in Canada with 100% coverage. Residential mortgage loans in Australia are predominantly variable rate loans with 25 to 30 year terms. Lenders remit the single premium to us as the mortgage insurer following settlement of the loan and, generally, either collect the equivalent amount from the borrower at the time the loan proceeds are advanced or capitalize it in the loan.

Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. The Australian Prudential Regulation Authority (“APRA”) makes and enforces the rules which govern authorized deposit-taking institutions (“ADIs”). APRA uses an application of international capital standards issued by the Basel Committee on Banking Supervision (“Basel Committee”), which are collectively termed Basel II, that generally allow for reduced capital requirements for high loan-to-value residential mortgage loans if they have been insured by a mortgage insurance company regulated by APRA. APRA’s application of Basel II for ADIs uses an internal ratings-based (“IRB”) approach in which the IRB models must be APRA approved. The IRB models may or may not allocate capital credit for LMI. We do not believe that the IRB ADIs currently benefit from an explicit reduction in their capital requirements for mortgage loans covered by mortgage insurance. We also believe that APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk. APRA’s insurance authorization conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.

We also provide bulk mortgage insurance in Australia mainly to APRA-regulated lenders that intend to securitize Australian residential loans they have originated. Bulk mortgage insurance serves as an important source of credit enhancement for the Australian securitization market, and our bulk coverage is generally purchased for low loan-to-value, seasoned loans, and accounted for approximately 12% of new insurance written in our Australian mortgage insurance business for the year ended December 31, 2017.

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

Our delegated underwriting program, in which loan applications for flow mortgage insurance are reviewed by employees of qualified mortgage lender customers who underwrite loan applications for mortgage insurance, permits approved lenders to commit us to insure loans using underwriting guidelines we have previously approved. We have established an audit plan to review delegated underwritten loans to ensure compliance with the approved underwriting guidelines, operational procedures and master policy requirements. Our audit teams request and review samples (statistically valid and/or stratified) of performing loans. Once an audit review has been completed, our audit teams summarize and evaluate their findings against policy. If our audit teams detect non-compliance issues, we work with the lender to develop appropriate corrective actions.

We regularly take actions to reduce our new business risk profile, which include: reviewing underwriting guidelines, product restrictions, reducing new business in geographic areas we believe are more economically sensitive, and terminating commercial relationships as a result of weaker business performance. We have also increased prices for certain products based on periodic reviews of performance, with a focus on higher risk segments. We believe these underwriting and pricing actions have improved our performance on newer books of business.

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

We may also review a group or portfolio of insured loans if we believe there may be systemic misrepresentations or non-compliance issues. If such issues are detected, we generally will work with the lender to develop an agreed settlement in respect of the group of loans so identified. Additionally, we may pursue recoveries from borrowers for paid claims within the time period permitted by law and use third-party collection agencies to assist in these recoveries.

Distribution and customers

We maintain a dedicated sales force that markets our mortgage insurance products in Australia to lenders. Our sales force markets to financial institutions and mortgage originators.

There is concentration among a small group of banks that write most of the residential mortgage loans in Australia. We maintain strong relationships within the major bank and regional bank channels, as well as building societies, credit unions and non-bank mortgage originators called mortgage managers. The four largest mortgage originators in Australia provide the majority of the financing for residential mortgages in that country. Our mortgage insurance business in Australia is concentrated in a small number of key customers. For the year ended December 31, 2017, approximately 60% and 73%, respectively, of our new insurance written and gross written premiums in our mortgage insurance business in Australia were attributable to three customers. Of these three customers, our largest customer represented 43% and 53%, respectively, of new insurance written and gross written premiums during 2017. In November 2016, we entered into a new contract with our largest customer, effective January 1, 2017, with a term of three years. The contract with our current second largest customer was extended through November 2018 under similar terms as the previous contract. For the year ended December 31, 2017, approximately 14% and 15%, respectively, of our new insurance written and gross written premiums were attributable to our current second largest customer. The contract with our former second largest customer was terminated by the customer effective April 8, 2017.

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

Competition

The Australian flow mortgage insurance market is primarily served by us and one other private mortgage insurance company, as well as certain lender-affiliated captive mortgage insurance companies. In addition, some lenders self-insure certain high loan-to-value mortgage risks. We compete primarily based upon our reputation for high quality customer service, meeting customer service-level agreements for decision making on insurance applications, strong underwriting expertise and flexibility in terms of product development and provision of support services.

U.S. Life Insurance

Through our U.S. Life Insurance segment, we offer long-term care insurance products. On March 7, 2016, we suspended sales of our traditional life insurance and fixed annuity products. While we no longer solicit sales of these products, we continue to service our existing retained and reinsured blocks of business. Future long-term care solutions may include over time new life insurance and fixed annuity products with accelerated benefits or other features that address long-term care needs and expand access to broader consumer groups.

Selected financial information and operating performance measures regarding our U.S. Life Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Life Insurance segment.”

Long-term care insurance

We established ourselves as a leader in long-term care insurance over 40 years ago and remain a leading provider in the industry. We believe our experience, hedging strategies and reinsurance reduce some of the risks associated with these products.

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

As of December 31, 2017, we have suspended sales in Hawaii, Massachusetts, New Hampshire and Vermont, and will consider taking similar actions in the future, in other states where we are unable to obtain satisfactory rate increases on in-force policies and/or unable to obtain approval for new products. We will also consider litigation against states that decline actuarially justified rate increases. As of December 31, 2017, we were in litigation with one state that has refused to approve actuarially justified rate actions.

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

Pricing

We have accumulated extensive pricing and claims experience. The overall financial performance of our long-term care insurance business depends primarily on the accuracy of our pricing assumptions, including for morbidity and mortality experience, persistency and investment yields. Our claims database provides us with substantial data that has helped us develop pricing methodologies for our newer policies. We tailor pricing based on segmented risk categories, including couples, gender, medical history and other factors. Financial performance on older policies issued without the full benefit of this experience has been worse than initially assumed in pricing of those blocks. We continually monitor trends and developments and update assumptions that may affect the risk, pricing and profitability of our long-term care insurance products and adjust our new product pricing and other terms, as appropriate. We also work with medical advisors and health industry experts which provide insights on emerging morbidity and medical trends, enabling us to be more proactive in our risk segmentation, pricing and product development strategies.

In-force rate actions

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. Our approved premium rate actions may cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. For all of these rate action filings, we received 114 filing approvals from 36 states in 2017, representing a weighted-average increase of 28% on approximately $714 million in annualized in-force premiums. We also submitted 226 new filings in 45 states in 2017 on approximately $1.3 billion in annualized in-force premiums.

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

Distribution

Currently, we distribute our products primarily through appointed independent producers and employer groups. We work to develop existing relationships with select distribution partners whose priorities closely align with ours. Additionally, we intend to focus on forming new partnerships that may incrementally expand our customer reach, especially to those in the middle market. Across all channels, we expect to prioritize closer relationships with consumers.

Our lower ratings from rating agency actions have resulted in distributor suspensions. We expect that our sales will continue to be adversely impacted by our current ratings. Future adverse ratings announcements or actions could further negatively impact our sales levels.

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

Life insurance

Life insurance products provide protection against financial hardship after the death of an insured. Some of these products also offer a savings element that can help accumulate funds to meet future financial needs. We previously sold traditional life insurance product offerings including universal and term life insurance. We also previously sold an index universal life product and linked-benefit products, combining a universal life insurance contract with a long-term care insurance rider. We continue to hold in-force blocks of these products, as well as in-force blocks of term universal life and whole life insurance.

Fixed annuities

Fixed annuity products help individuals create dependable income streams for life or for a specified period of time and help them save and invest to achieve financial goals. We previously sold traditional fixed annuity product offerings, including single premium deferred annuities, single premium immediate annuities and structured settlements. We continue to hold in-force blocks of these products.

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

Runoff

The Runoff segment includes the results of non-strategic products which have not been actively sold since 2011 but we continue to service our existing blocks of business. Our non-strategic products primarily include variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of funding agreements, FABNs and GICs.

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

Variable annuities generally provide us fees including mortality and expense risk charges and, in some cases, administrative charges. The fees equal a percentage of the contractholder’s policy account value or related benefit base value, and as of December 31, 2017, ranged from 0.75% to 4.20% per annum depending on the features and options within a contract.

Our variable annuity contracts with a basic GMDB provide a minimum benefit to be paid upon the annuitant’s death, usually equal to the larger of the annuitant’s account value or the amount of net deposits. Some contractholders also have riders that provide enhanced death benefits. Assuming every annuitant died on December 31, 2017, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $4,854 million and a related death benefit exposure, or net amount at risk, of $117 million.

Some of our variable annuity products provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing block of business and accept deposits on existing contracts and policies.

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

Corporate and Other Activities

Our Corporate and Other activities include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations. We have a presence in the private mortgage insurance market in Mexico and maintained a license in South Korea through the end of 2017. As of December 31, 2017, we had no policies in-force, and in January 2018, we terminated our license in South Korea. We are also a minority shareholder of a joint venture partnership in India that offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. The financial impact of this joint venture was minimal during 2017, 2016 and 2015.

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

International Operations

Our total revenues attributed to international operations for the years ended December 31, 2017, 2016 and 2015 were approximately $0.7 billion, $1.1 billion and $1.1 billion, respectively. More information regarding our international operations and revenue in our largest countries is presented in note 19 to the consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Risk Management

Risk management is a critical part of our business. We have an enterprise risk management framework that includes risk management processes relating to economic capital analysis, strategic initiatives, product development and pricing, management of in-force business, including certain mitigating strategies and claims risk management, credit risk management, asset-liability management, liquidity management, investment activities, model risk management, portfolio diversification, underwriting and loss mitigation, financial databases and information systems, information technology risk management, data security and cybersecurity, business acquisitions and dispositions, operational risk assessment capabilities and overall operational risk management. The risk management framework includes an assessment and implementation of company and business risk appetites, the identification and assessment of risks, a proactive decision process to determine which risks are acceptable to be retained, based on risk and reward considerations, and the ongoing management, monitoring and reporting of material risks. We adhere to risk management disciplines and aim to leverage these efforts into a competitive advantage in distribution and management of our products.

As part of our evaluation of in-force product performance, new product initiatives and risk mitigation alternatives, we monitor regulatory and rating agency capital models as well as internal economic capital models to determine the appropriate level of risk-adjusted capital required. We utilize our internal economic capital model to assess the risk of loss to our capital resources based upon the portfolio of risks we underwrite and retain and upon our asset and operational risk profiles. Our commitment to risk management involves the ongoing review and expansion of internal risk management capabilities with a focus on utilizing top talent, improved infrastructure and modeling.

Product development and management

Our risk management process includes the development and introduction of new products and services. We have established a product development process that specifies a series of required analyses, reviews and approvals for any new product. For each proposed product, this process includes a review of the market opportunity and competitive landscape, major pricing assumptions and methodologies, return expectations and variability of returns, sensitivity analysis, asset-liability management, reinsurance and other risk mitigating strategies, underwriting criteria, legal, compliance and business risks and potential mitigating actions. Before we introduce a new product, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take corrective action when necessary. Significant product introductions, measured either by volume, level or type of risk, require approval by our senior management team at either the business or enterprise level.

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

Asset-liability management

We maintain segmented investment portfolios for the majority of our product lines. This enables us to perform an ongoing analysis of the interest rate, credit, foreign exchange, equity, volatility and liquidity risks associated with each major product line, in addition to credit risks for our overall enterprise versus approved limits. We analyze the behavior of our liability cash flows across a wide variety of scenarios, reflecting policy features and expected policyholder behavior. Similarly, we analyze the potential cash flow variability of our asset portfolios across a wide variety of scenarios. We believe this analysis shows the sensitivity of both our assets and liabilities to changes in economic environments and enables us to manage our assets and liabilities more effectively. In addition, we deploy hedging programs to mitigate certain economic risks associated with our assets, liabilities and capital. For example, we partially hedge the equity, interest rate and market volatility risks in our variable annuity products, as well as interest rate risks in our long-term care insurance products.

Liquidity management

We monitor the cash and highly marketable investment positions in each of our operating companies against operating targets that are designed to ensure that we will have the cash necessary to meet our obligations as they come due. The targets are set based on stress scenarios that have the effect of increasing our expected cash outflows and decreasing our expected cash inflows. In addition, we monitor the ability of our operating companies to provide the dividends needed to meet the cash needs of our holding companies and analyze the impact of reduced dividend levels and other potential factors under stress scenarios that may impact the liquidity priorities of our holding companies.

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

In addition, our assets are managed within limitations to control credit risk and to avoid excessive concentration in our investment portfolio using defined investment and concentration guidelines that help ensure disciplined underwriting and oversight standards. We seek diversification in our investment portfolio by investing in multiple asset classes and limiting size of exposures. The portfolios are tailored to match the cash flow characteristics of our liabilities. We actively monitor exposures, changes in credit characteristics and shifts in markets.

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

Underwriting and loss mitigation

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

Financial databases and information systems

Our financial databases and information systems technology are important tools in our risk management. For example, we have substantial experience in offering long-term care and individual life insurance products with large databases of claims experience. We have extensive data on the performance of mortgage originations in the United States and other major markets we operate in which we use to assess the drivers and distributions of delinquency and claims experience.

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

Model risk management

We rely extensively on complex models to calculate the value of assets and liabilities (including reserves), capital levels and other financial metrics, as well as for other purposes. We have a model risk management framework in place that is designed to ensure that model risks are appropriately identified, that appropriate governance is in place, that model validation programs exist and that model risk is reported to management and our Board of Directors. Independent model validation teams assess on a systematic basis the appropriate use of models, taking into account the risks associated with assumptions, algorithms and process controls supporting the use of the models. See “Item 1A—Risk Factors—If the models used in our businesses are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse impact on our business, results of operations and financial condition.”

Business dispositions

When we consider a disposition of a block or book of business or entity, we use various business, financial and risk management disciplines to evaluate the merits of the proposals and assess its strategic fit with our current business model. We have a review process that includes a series of required analyses, reviews and approvals similar to those employed for new product introductions. For additional information on potential sales of assets and/or businesses, see “Item 1—Business—Strategic Update.”

Operational risk management

We have risk management programs in place to review the ongoing operation of our businesses in the event of loss or other adverse consequences on business outcomes resulting from inadequate or failed internal processes, people and systems or from external events. We provide risk assessments, together with control reviews, to provide an indication as to how the risks need to be managed. Significant events impacting our businesses are assessed in terms of their impact on our risk profile. Controls are used to mitigate the likelihood of a risk occurring or minimizing the consequence of the risk if it did occur. Investigative teams are maintained in our various locations to address potential operational risk incidents from both internal and external sources.

Information security

Technology plays a critical role in our business operations. To protect the confidentiality, integrity and availability of our technology infrastructure and information, we leverage the operational risk and technology risk management programs to identify, monitor and manage risk.

Information security involves the protection of information assets against unacceptable risks and cybersecurity threats. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. These information assets play a vital role in our business conduct. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, a concerted effort must be made to protect that information. Confidentiality, integrity and availability of information are essential to maintaining our reputation, legal position and ability to conduct our operations. We strive to adhere to high standards of information security governance, treating information security as a critical business issue and creating a security-conscious environment. We also strive to demonstrate to our customers and third parties that we deal with information security in a proactive manner and apply fundamental principles, such as assuming ultimate responsibility for information security, implementing controls and cybersecurity programs that are proportionate to risk. We have attempted to design our cybersecurity program to protect and preserve the confidentiality, integrity and availability of data and systems.

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

In our U.S. life insurance businesses, we have in the past interacted and continue to interact, albeit on a more limited basis due to our low sales volumes, directly with our independent sales intermediaries through secure websites that enable them to transact business with us electronically.

Operating centers

We have established scalable, low-cost operating centers in Virginia and North Carolina. In addition, through an arrangement with an outsourcing provider, we have a substantial team of professionals in India who provide a variety of services primarily to our U.S. life insurance businesses and certain corporate functions, including data entry, transaction processing and functional support.

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

We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess of loss or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. For example, in addition to reinsuring mortality risk on our life insurance products, we have executed external reinsurance agreements to reinsure 20% of all sales of our individual long-term care insurance products that have been introduced since early 2013. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers were $17.6 billion and $17.8 billion as of December 31, 2017 and 2016, respectively.

We focus on obtaining reinsurance from a diverse group of reinsurers. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers at least annually. Our U.S. life insurance subsidiaries have established standards and criteria for our use and selection of reinsurers. In order for a new reinsurer to participate in our current program, without collateralization, we require the reinsurer to have a Standard & Poor’s Financial Services, LLC’s (“S&P”) rating of “A-” or better or a Moody’s Investors Service, Inc. (“Moody’s”) rating of “A3” or better and a minimum capital and surplus level of $350 million. If the reinsurer does not have these ratings, we generally require them to post collateral as described below. In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk. Typically, in such cases, the reinsurer must either maintain minimum specified ratings and RBC ratios or provide the specified quality and quantity of collateral. Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements. We have been required to post collateral when purchasing books of business.

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

In September 2017, U.S. federal authorities signed a covered agreement with the European Union (“EU”), on matters including reinsurance collateral. This agreement requires U.S. states to adopt, over the next several years, laws removing reinsurance collateral requirements for reinsurance ceded to a qualifying non-U.S. reinsurer domiciled in an EU jurisdiction. We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be successfully adopted, and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.

The following table sets forth our exposure to our principal reinsurers in our U.S. life insurance subsidiaries as of December 31, 2017:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$14,255
RGA Reinsurance Company	1,255
Munich American Reassurance Company	521
Riversource Life Insurance Company (2)	490
General Re Life Corporation	429

(1)	We have several significant reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, General Electric Company (“GE”), which results in a significant concentration of reinsurance risk. UFLIC’s obligations to us are secured by trust accounts. See note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”
(2)	Our reinsurance arrangement with Riversource Life Insurance Company covers a runoff block of single premium term life insurance policies.

We reinsure a portion of our U.S. mortgage insurance risk in order to obtain credit towards the financial requirements of the private mortgage insurer eligibility requirements (“PMIERs”). The reinsurance transactions covering our 2014 through 2017 book years provided an aggregate of approximately $525 million of PMIERs capital credit as of December 31, 2017. The reinsurance coverage is provided by a panel of reinsurance partners each currently rated “A-” or better by S&P or A.M. Best Company, Inc. (“A.M Best”). The transactions are structured as excess of loss coverage where both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception. Each reinsurance treaty has a term of 10 years and grant to Genworth a unilateral right to commute prior to the full term, subject to certain performance triggers.

In our mortgage insurance business in Australia, all of the reinsurance treaties that cover its flow insurance business are on an excess of loss basis that are designed to attach only under stress loss events and are renewable (with the agreement of both us and the relevant reinsurers) on a periodic basis. As of December 31, 2017, our Australian mortgage insurance business had seven portfolio excess of loss reinsurance treaties, all with two to four year base terms with options to extend for three to six years, with an aggregate coverage limit of AUD$950 million. Effective January 1, 2018, our Australian mortgage insurance business has six excess of loss treaties, all with one to two year base terms with options to extend for four to nine years, with an aggregate coverage limit of AUD$900 million. This coverage is provided by approximately 20 reinsurance partners, each currently rated “A-” or better by S&P and/or A.M. Best. All of the treaties qualify for full capital credit offset within APRA’s regulatory capital requirements. In early 2018, our mortgage insurance business in Australia also obtained reinsurance on a quota-share basis for a structured bulk transaction where it is in a secondary loss position.

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

As of February 12, 2018, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	BB+ (Marginal)	Ba1 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Company Canada	A+ (Strong)	Not rated	AA (Superior)
Genworth Financial Mortgage Insurance Pty. Limited (Australia) (1)	A+ (Strong)	Baa1 (Adequate)	Not rated

(1)	Also rated “A+” by Fitch Ratings (“Fitch”).

As of February 12, 2018, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and A.M. Best as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	B+ (Weak)	B3 (Poor)	B- (Fair)
Genworth Life and Annuity Insurance Company	B+ (Weak)	Ba3 (Questionable)	B+ (Good)
Genworth Life Insurance Company of New York	B+ (Weak)	B3 (Poor)	B- (Fair)

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

Moody’s states that insurance companies rated “Baa” (Adequate) offer adequate financial security and that insurance companies rated “Ba” (Questionable) or “B” (Poor) offer questionable financial security. The “Baa” (Adequate), “Ba” (Questionable) and “B” (Poor) ranges are the fourth-, fifth- and sixth-highest, respectively, of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “Baa1,” “Ba1”, “Ba3” and “B3” ratings are the eighth-, eleventh-, thirteenth- and sixteenth-highest, respectively, of Moody’s 21 ratings categories.

DBRS states that long-term obligations rated “AA” are of superior credit quality. The capacity for the payment of financial obligations is considered high and unlikely to be significantly vulnerable to future events. Credit quality differs from “AAA” only to a small degree. On July 21, 2017, DBRS confirmed the financial strength rating of Genworth Financial Mortgage Insurance Company Canada at “AA” (Superior). The financial strength rating confirmation reflects the company’s market position, insurance portfolio and risk analytics, as well as its capital position relative to the capital required to meet insurance claim obligations.

A.M. Best states that the “B+” (Good) rating is assigned to those companies that have, in its opinion, a good ability to meet their ongoing insurance obligations while “B-” (Fair) is assigned to those companies that have, in its opinion, a fair ability to meet their ongoing insurance obligations. The “B+” (Good) and “B-” (Fair) ratings are the sixth- and eighth-highest of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”

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

We also solicit a rating from HR Ratings on a local scale for Genworth Seguros de Credito a la Vivienda S.A. de C.V., our Mexican mortgage insurance subsidiary, with a short-term rating of “HR1” and long-term rating of “HR AA-.” For short-term ratings, HR Ratings states that “HR1” rated companies are viewed as exhibiting high capacity for timely payment of debt obligations in the short-term and maintain low credit risk. The “HR1” short-term rating category is the highest of six short-term rating categories, which range from “HR1” to “HR D.” For long-term ratings, HR Ratings states that “HR AA-” rated companies are viewed as having high credit quality and offer high safety for timely payment of debt obligations and maintain low credit risk under adverse economic scenarios. The “HR AA-” long-term rating is the second-highest of HR Rating’s eight long-term rating categories, which range from “HR AAA” to “HR D.”

Ratings actions

On February 12, 2018, Moody’s downgraded the financial strength ratings of GLIC and Genworth Life Insurance Company of New York (“GLICNY”) from “B2” (Poor) to “B3” (Poor) and downgraded the financial strength rating of GLAIC from “Ba1” (Questionable) to “Ba3” (Questionable). The downgrades of GLIC, GLICNY and GLAIC reflect uncertain financial flexibility at Genworth Holdings. In addition, the downgrades of GLIC and GLICNY also reflect concern around our ability to achieve in-force rate actions on our long-term care insurance policies and risks associated with the long-term care insurance market. The downgrade of GLAIC was predominantly focused on earnings volatility due to adverse mortality, reserve increases and accelerated deferred acquisition costs (“DAC”) amortization after our annual review of assumptions. Moody’s revised our ratings outlook from review for downgrade to negative mostly reflecting execution risk associated with the closing of the China Oceanwide transaction and continued liquidity risk due to our material debt maturities over the next five years.

On February 12, 2018, A.M. Best downgraded the financial strength rating of GLAIC from “B++” (Good) to “B+” (Good) and downgraded the financial strength ratings of GLIC and GLICNY from “B” (Fair) to “B-” (Fair). A.M. Best also announced that all ratings will remain under review pending the outcome of the China Oceanwide transaction; however, they revised their ratings outlook from negative implications to developing implications in response to our actions to address upcoming debt maturities. The A.M. Best downgrade of GLIC reflects their views on the lack of balance sheet strength along with marginal operating performance with limited product offerings as a result of our decision to discontinue new sales of traditional life and annuity products in 2016. Additionally, for GLIC and GLICNY, the A.M. Best downgrade also reflects limited growth potential as future growth is mainly based on continued in-force rate actions on our long-term care insurance products, and the dependence on the long-term care insurance market, which A.M. Best views as higher risk. Conversely, A.M. Best believes the balance sheet of GLAIC is adequate but is mostly muted by marginal operating performance and its limited business profile.

On October 3, 2017, which followed our announcement that we had withdrawn our joint voluntary notice with CFIUS with an intent to refile, Moody’s downgraded the financial strength ratings of GLIC and GLICNY from “Ba3” (Questionable) to “B2” (Poor) and downgraded GLAIC from “Baa2” (Adequate) to “Ba1” (Questionable). Moody’s downgrade was based principally upon the uncertain financial flexibility at Genworth Holdings to address upcoming debt maturities, execution risk associated with closing the China Oceanwide transaction and continued risk associated with our long-term care insurance business. On September 13, 2017, Moody’s downgraded the financial strength rating of Genworth Financial Mortgage Insurance Pty. Limited (Australia) from “A3” (Good) to “Baa1” (Adequate). Moody’s downgrade reflects their risk assessment surrounding the Australian housing market, which in their view, has higher risk and lower demand for domestic lenders’ mortgage insurance products. On March 10, 2017, Moody’s downgraded the financial strength rating of GLIC and GLICNY from “Ba2” (Questionable) to “Ba3” (Questionable). Moody’s downgrade was principally related to a reduction in our long-term care insurance margins, uncertainty related to future long-term care insurance margins and reliance on significant future rate actions, the approval for which varies by state and can take several years.

On September 18, 2017, based largely on regulatory approval uncertainty pertaining to the China Oceanwide transaction, S&P downgraded the financial strength rating of our principal life insurance subsidiaries, GLIC, GLICNY and GLAIC, from “BB-” (Marginal) to B+ (Weak), and maintained the CreditWatch status of GLIC and GLICNY at negative implications and GLAIC at developing implications. S&P’s rating actions were also based on their negative view of the operating performance of our U.S. Life Insurance segment, the ongoing impact of the low interest rate environment and the further need for premium rate increases in our long-term care insurance business. S&P also affirmed the financial strength rating of GMICO at “BB+” (Marginal), but revised GMICO’s CreditWatch status from developing implications to negative implications. The financial strength ratings of Genworth Financial Mortgage Insurance Company Canada and Genworth Financial Mortgage Insurance Pty. Limited (Australia) were also affirmed at “A+” (Strong).

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

In addition to the financial strength ratings for our operating subsidiaries, rating agencies also assign credit ratings to the debt issued by our intermediate holding company, Genworth Holdings. These ratings are typically notched lower than the financial strength ratings of our primary operating subsidiaries, reflecting Genworth Holdings’ reliance on dividends from the operating subsidiaries to service its debt obligations. The unsecured debt ratings may be used in evaluating Genworth Holdings’ debt as a fixed income investment. On February 12, 2018, S&P rated the proposed Term Loan B+ (Weak) with a negative CreditWatch status, one notch higher than Genworth Holding’s unsecured debt rating of B (Weak), negative CreditWatch status, reflecting the collateral pool of GFIH’s ownership interest in Genworth Canada. On February 12, 2018, Moody’s rated the proposed Term Loan Ba3 (Questionable), two notches higher than Genworth Holdings’ unsecured debt rating of B2 (Poor), also reflecting the underlying collateral. Moody’s outlook is negative on our debt ratings.

S&P, Moody’s, DBRS, A.M. Best, Fitch and HR Ratings review their ratings on a regular basis and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis. We do not provide information to agencies issuing unsolicited ratings and we cannot ensure that any agencies that rate our company or our insurance subsidiaries on an unsolicited basis will continue to do so.

For information on adverse credit rating actions related to Genworth Holdings, see “Item 1A—Risk Factors—Adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us.”

For a discussion of the impacts of the 2017 rating agency actions on our derivative instruments, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments.”

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

We use both internal and external asset managers to take advantage of expertise in particular asset classes or to leverage country-specific investing capabilities. We internally manage certain asset classes for our domestic insurance operations, including public government, municipal and corporate securities, structured securities, commercial mortgage loans, privately placed debt securities, equity securities and derivatives. We utilize external asset managers for most of our international portfolios, as well as select asset classes. Management of investments for our international operations is overseen by the investment committees reporting to the boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets in our Canadian and Australian mortgage insurance businesses are managed by unaffiliated investment managers located in their respective countries. As of December 31, 2017 and 2016, approximately 10% of our invested assets were held by our international businesses and were invested primarily in non-U.S.-denominated securities.

We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds and mortgage-backed and other asset-backed securities. We also hold mortgage loans on commercial real estate and other invested assets, which include derivatives, limited partnerships and short-term investments. Investments for our particular insurance company subsidiaries are required to comply with our risk management requirements, as well as applicable laws and insurance regulations.

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

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, including tax-exempt bonds, consisted principally of publicly traded and privately placed debt securities, and represented 83% and 82%, respectively, of total cash, cash equivalents and invested assets as of December 31, 2017 and 2016.

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

	December 31,
(Amounts in millions)	2017			2016
	Amortized	Fair	% of	Amortized	Fair	% of
NRSRO designation	cost	value	total	cost	value	total
Public fixed maturity securities
AAA	$11,973	$13,248	29%	$13,254	$14,264	32%
AA	4,114	4,380	10	4,086	4,283	9
A	11,730	13,261	29	11,544	12,659	28
BBB	12,132	13,271	29	11,603	12,380	28
BB	1,265	1,356	3	1,256	1,334	3
B	106	109	—	154	151	—
CCC and lower	28	40	—	50	60	—

Total public fixed maturity securities	$41,348	$45,665	100%	$41,947	$45,131	100%

Private fixed maturity securities
AAA	$1,816	$1,848	11%	$1,623	$1,661	11%
AA	2,064	2,148	13	1,911	1,970	13
A	4,605	4,856	29	4,579	4,719	30
BBB	6,865	7,185	43	6,133	6,265	41
BB	740	765	4	760	763	5
B	48	48	—	52	51	—
CCC and lower	6	10	—	9	12	—

Total private fixed maturity securities	$16,144	$16,860	100%	$15,067	$15,441	100%

Total fixed maturity securities
AAA	$13,789	$15,096	24%	$14,877	$15,925	26%
AA	6,178	6,528	11	5,997	6,253	10
A	16,335	18,117	29	16,123	17,378	29
BBB	18,997	20,456	33	17,736	18,645	31
BB	2,005	2,121	3	2,016	2,097	4
B	154	157	—	206	202	—
CCC and lower	34	50	—	59	72	—

Total fixed maturity securities	$57,492	$62,525	100%	$57,014	$60,572	100%

Based upon fair value, public fixed maturity securities represented 73% and 75%, respectively, of total fixed maturity securities as of December 31, 2017 and 2016. Private fixed maturity securities represented 27% and 25%, respectively, of total fixed maturity securities as of December 31, 2017 and 2016.

We diversify our corporate securities by industry and issuer. As of December 31, 2017, our combined holdings in the 10 corporate issuers to which we had the greatest exposure was $2.4 billion, which was approximately 3% of our total cash, cash equivalents and invested assets. The exposure to the largest single corporate issuer held as of December 31, 2017 was $389 million, which was less than 1% of our total cash, cash equivalents and invested assets. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on diversification by sector.

We do not have material unhedged exposure to foreign currency risk in our invested assets of our U.S. operations. In our international insurance operations, both our assets and liabilities are generally denominated in local currencies.

Further analysis related to our investments portfolio as of December 31, 2017 and 2016 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

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

Selected financial information regarding our other invested assets and derivative instruments as of December 31, 2017 and 2016 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

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

The Insurance Laws require that a person obtain the approval of the insurance commissioner of an insurer’s domiciliary jurisdiction prior to acquiring control of such insurer. Control of an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the insurer or any parent company of the insurer. In considering an application to acquire control of an insurer, the insurance commissioner generally considers factors such as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. Many states now require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates and the target insurer and its affiliates have specified market shares in the same lines of insurance in that state. These provisions may not require acquisition approval but can lead to imposition of conditions on an acquisition that could delay or prevent its consummation.

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

The National Association of Insurance Commissioners (the “NAIC”) adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment (“ORSA”) Summary Report. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified enterprise wide by the insurer associated with an insurer’s current business plan and the sufficiency of capital and liquidity resources to support those risks. Most states have adopted the ORSA Model Act. Under ORSA, we are required to:

•	regularly, no less than annually, conduct an ORSA to assess the adequacy of our risk management framework, including enhancements and updates to such framework, and current and estimated projected future solvency position;

•	internally document the process and results of the assessment; and

•	provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group and make such report available, upon request, to other domiciliary state regulators within the holding company group.

The NAIC has adopted several model laws and regulations as part of its now completed Solvency Modernization Initiative. For example, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation (the “Corporate Governance Model Act and Regulation”), that would require insurers to disclose detailed information regarding their governance practices. The Corporate Governance Model Act and Regulation have been adopted in approximately 19 states, but in only three states where our insurance subsidiaries are domiciled as of early January 2018. In addition, the NAIC adopted amendments to the insurance holding company model act and regulations (the “NAIC Holding Company Amendments”) that would authorize U.S. regulators to, among other items, lead or participate in the group-wide supervision of certain international insurance groups. The NAIC Holding Company Amendments must be adopted by individual state legislatures in order to be effective in a particular state. To date, the amendments to the Insurance Holding Company System Regulatory Act (as opposed to the corresponding regulation) have been adopted in Delaware, but not in Virginia, North Carolina or New York.

During 2014, the NAIC approved a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions. Among other things, the framework calls for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement it, other than to refer to the revised NAIC Accounting Practices and Procedures Manual, which included the new requirements of AG 48. In December 2016, the NAIC adopted a revised version of AG 48 (“Updated AG 48”), with revisions applicable to new policies issued and new reinsurance transactions entered into on or after January 1, 2017. AG 48 and Updated AG 48 do not affect reinsurance arrangements that were pre-existing as of January 1, 2015, and the changes set forth in Updated AG 48 do not affect reinsurance arrangements that were pre-existing as of January 1, 2017. In December 2016, the NAIC also adopted the Term and Universal Life Insurance Reserve Financing Model Regulation. The states have started to adopt this model regulation. There are differences between AG 48 and the Term and Universal Life Insurance Reserve Financing Model Regulation, and it is not clear what additional changes or state variations may emerge as the states adopt this model regulation. In 2017, Virginia adopted its rules governing Term and Universal Life Insurance Reserve Financing, which was effective for GLAIC on January 1, 2018.

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

On March 1, 2017, the Pennsylvania Commonwealth Court approved petitions to liquidate Penn Treaty Network America Insurance Company and American Network Insurance Company (“Penn Treaty”) due to financial difficulties that could not be resolved through rehabilitation. As a result, we received guaranty fund assessments of $32 million related to Penn Treaty in 2017, of which our long-term care insurance business recorded the majority of the expense.

Aggregate assessments levied against our U.S. insurers were not material to our consolidated financial statements for the years ended December 31, 2016 and 2015.

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

Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC or three times the ACL RBC with a negative trend. If an insurer’s RBC fell below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. Our reported RBC ratio measures the ratio of TAC to our Company Action Level.

As of December 31, 2017, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 286% and 329% as of December 31, 2017 and 2016, respectively.

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

The NAIC is reviewing the investment risk factors for fixed income assets that are applied in the NAIC’s RBC formula for life insurers. In August 2017, the NAIC’s Investment Risk-Based Capital Working Group exposed new factors for comment with the expectation that the proposed factors would become final for the year ending 2018. The proposed factors are applied to 20 different ratings categories versus the current six ratings categories, thereby providing additional granularity to the risk charges applied across insurer investment portfolios. Generally, the proposed factors are higher than the current factors for more highly rated fixed income assets and are lower than current factors for lower rated fixed income assets. If the proposed factors are adopted, we believe our required capital will increase. In addition, the proposed factors may encourage insurers to invest more of their portfolios in lower rated fixed income assets to benefit from the lower risk charges. Currently, the proposed factors would only apply to investments held by life insurers, but the NAIC has discussed applying them to health and property and casualty insurers as well.

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

Dodd-Frank Act and other federal initiatives

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles, and proposals to modify the estate tax. In addition, various forms of direct federal regulation of insurance have been proposed in recent years.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of new implementing rules and regulations, many of which have taken effect.

Among other provisions, the Dodd-Frank Act established a new framework of regulation of the over-the-counter (“OTC”) derivatives markets. The clearing requirements under the Dodd-Frank Act require us to post with a futures commission merchant highly liquid securities or cash as initial margin and cash to meet variation margin requirements for most interest rate derivatives we trade. As the new marketplace continues to evolve, we may have to alter or limit the way we use derivatives in the future, which could have a material adverse effect on our results of operations and financial condition. We are subject to similar trade reporting, documentation, central trading and clearing and OTC margining requirements when we transact with foreign derivatives counterparties. In addition, regulations adopted by federal banking regulators that will begin to take effect in 2019 will require certain bank-regulated counterparties and certain of their affiliates to include in certain financial contracts, including many derivatives contracts, terms that delay or restrict the rights of counterparties, such as us, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of affiliate credit enhancements (such as guarantees) in the event that the bank-regulated counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. It is possible that these new requirements, as well as potential additional government regulation and other developments in the market, could adversely affect our ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements. The Dodd-Frank Act and related federal regulations and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.

In the case of our U.S. mortgage insurance business, the Dodd-Frank Act prohibited a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. In addition, the Dodd-Frank Act created the CFPB, which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. Certain rules established by the CFPB require mortgage lenders to demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan, establish when a mortgage may be classified as a Qualified Mortgage and determine when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay requirements.

The Dodd-Frank Act also established a Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies, which may include insurance companies, deemed systemically significant to stricter prudential standards and other requirements and to subject such companies to a special orderly liquidation process outside the federal Bankruptcy Code, administered by the Federal Deposit Insurance Corporation. We have not currently been designated as systemically significant by FSOC. FSOC’s potential recommendation of measures to address systemic financial risk could affect our insurance operations. A future determination that we or our counterparties are systemically significant could impose significant burdens on us, impact the way we conduct our business, increase compliance costs, duplicate state regulation and result in a competitive disadvantage.

The Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation.

President Trump and the Republican party have expressed goals to amend Dodd-Frank. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation is now being considered by the U.S. Senate. We cannot predict the requirements of all of the regulations adopted under the Dodd-Frank Act, the effect such legislation or regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act and the regulations thereunder, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Changes in tax laws

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The enactment of the new law signified the first major overhaul of the U.S. federal income tax system in more than 30 years. In addition to the law’s corporate income tax rate reduction, several other provisions are pertinent to our financial statements and related disclosures for the year ended December 31, 2017, and will have an impact on our deferred taxes in future years. The TCJA has also had an immediate impact to our capital through a reduction in the statutory admitted deferred tax asset and an impact to certain cash flow scenario testing included in the RBC calculation. Following the reduction in the federal corporate income tax rate, the NAIC may revise the factors used for calculating the RBC ratio of insurance companies, which could increase the RBC amount and result in a further reduction in our life insurance subsidiaries’ RBC ratios. Any increase in the amount of capital or reserves our insurance subsidiaries are required to hold could reduce the amount of dividends such subsidiaries are able to distribute to our holding companies. Any reduction in the RBC ratios of our insurance subsidiaries could adversely affect their financial strength ratings.

In addition to the changes discussed above pertaining to capital and RBC ratios, we expect the following provisions to have the most significant impact:

•	Corporate tax rate

•	International tax provisions

•	Policyholder reserves

•	Capitalization of certain policy acquisition expenses

•	Dividends received deduction and life insurance company share

•	Net operating losses and operations loss deductions

Corporate Tax Rate

Prior to the recent TCJA, the top U.S. corporate federal income tax rate was 35% for corporations with taxable income greater than $10 million. The TCJA reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning after December 31, 2017. Included in our 2017 benefit for income taxes is $154 million of tax benefits associated with revaluing our deferred tax assets and liabilities to the new rate on the date of enactment.

International Tax Provisions

Prior to the TCJA, a U.S. shareholder was generally not required to include in income the earnings and profits of a controlled foreign corporation (“CFC”), other than income taxed under Subpart F, until distributed, or repatriated, to the U.S. shareholder. To the extent the U.S. shareholder determined its “pool” of accumulated earnings and profits were positive, any subsequent distributions were taxable to the U.S. shareholder as a dividend when paid.

The TCJA established a participation exemption system for the taxation of foreign income which generally allows for a 100% deduction for dividends received from CFCs. As a transition to the new participation exemption system, for the last taxable year of a foreign corporation beginning before January 1, 2018, all U.S. shareholders of any CFC or other foreign corporation that is at least 10% U.S.-owned but not controlled must include in income its pro rata share of the accumulated post-1986 deferred foreign income that was not previously taxed. A portion of that pro rata share of deferred foreign income is deductible depending on whether the deferred foreign income is held in the form of liquid or illiquid assets. The net of the income inclusion and deduction effectively results in a tax of 15.5% and 8% on deferred foreign income held in liquid and illiquid assets, respectively (herein referred to as the “transition tax”). Foreign taxes paid or deemed to have been paid are creditable against the additional liability in the same proportion as the net U.S. income inclusion bears to undistributed earnings and profits of the foreign corporation. Any net increase to the tax liability may be paid over an eight-year period. Included in our 2017 results is $63 million of tax expense related to the transition tax, offset by $127 million of income tax benefit from the write-off of our shareholder tax liability, which represented the tax liability on book over tax basis differences that would have been owed under old tax law. Together, these items represent a net $64 million tax benefit associated with changes in the international provisions. The TCJA provides for an election not to apply net operating losses (“NOL”) deductions against the deferred foreign income recognized as a result of the deemed repatriation.

The TCJA also includes a provision by which a taxpayer can make an election to increase the percentage (but not greater than 100%) of domestic taxable income offset by any pre-2018 unused overall domestic loss (“ODL”) and recharacterized as foreign source income. The provision applies to any ODL generated in a qualified taxable year beginning before January 1, 2018 which has not already been recharacterized. The change in the ODL limitation was a contributing factor to our release of the $258 million of valuation allowance during 2017.

Policyholder Reserves

Prior to the TCJA, life insurance reserves for any contract were the greater of the net surrender value of the contract or the reserves determined under federally prescribed rules, not to exceed the statutory reserve with respect to the contract. The TCJA provides that for purposes of determining the deduction for increases in certain reserves of a life insurance company, the amount of the life insurance reserves for any contract (other than certain variable contracts) is the greater of either the net surrender value of the contract (if any) or 92.81% of the amount determined using the tax reserve method otherwise applicable to the contract as of the date the reserve is determined. In the case of a variable contract, the amount of life insurance reserves for the contract is; (1) the sum of the greater of either the net surrender value of the contract or the separate-account reserve amount for the contract, plus (2) 92.81% of the excess (if any) of the amount determined using the tax reserve method otherwise applicable to the contract as of the date the reserve is determined over the amount determined in item (1). Tax reserves cannot exceed the amount which would be taken into account in determining statutory reserves. Asset adequacy or deficiency reserves are not deductible for tax purposes, consistent with prescribed treatment prior to the TCJA.

The provision applies to taxable years beginning after December 31, 2017. For the first taxable year beginning after December 31, 2017, the difference in the amount of the reserve with respect to any contract at the end of the preceding taxable year and the amount of such reserve determined as if the TCJA were applied for that year is taken into account ratably over eight taxable years.

Prior to the TCJA, changes in the basis for determining life insurance company reserves were taken into account ratably over 10 years. Under the TCJA, the income or loss resulting from a change in method of computing life insurance company reserves will be taken into account consistent with Internal Revenue Service (“IRS”) procedures, which provide that negative adjustments are deducted from income in the year of the change whereas positive adjustments are required to be included in income ratably over four taxable years. The provision applies to taxable years beginning after December 31, 2017. As these changes relate to temporary differences, there will be no impact on our provision (benefit) for income taxes in the future.

Capitalization of Certain Policy Acquisition Expenses

Under the TCJA, specified policy acquisition expenses as modified in the bill are computed as the sum of 2.09% of the net premiums on annuity contracts, 2.45% of net premiums on group life insurance policies and 9.20% of net premiums on other life insurance policies not specified as annuity contracts or group life policies. These capitalization rates were 1.75%, 2.05% and 7.70%, respectively, prior to the TCJA. The amortization period was modified from a 120-month to a 180-month period beginning with the first month in the second half of the taxable year. The provision applies to taxable years beginning after December 31, 2017 with no change to the amortization period of capitalized expenses as of December 31, 2017. As these changes relate to temporary differences, there will be no impact on our provision (benefit) for income taxes in the future.

Dividends Received Deduction and Life Insurance Company Share

Corporations are allowed a deduction with respect to dividends received from other taxable domestic corporations, referred to as the dividends received deduction or (“DRD”). Prior to the TCJA, the amount of the deduction was generally equal to 70% of the dividends received. In the case of any dividends received from a 20% owned corporation, the amount of the deduction was equal to 80% of the dividend received. As a result of the corporate income tax rate reduction from a top rate of 35% to 21%, the bill reduced the 70% DRD to 50% and the 80% DRD to 65%. The treatment of dividends received from a corporation that is a member of the same affiliated group was unchanged.

Life insurance companies are subject to proration rules for certain deductions which could be viewed as funded proportionately out of taxable and tax-exempt income. Similarly, under the proration rules, a life insurance company is allowed a DRD from nonaffiliates in proportion to the company’s share of such dividends, thus excluding the policyholder’s share from the amount of dividends eligible for the DRD. Prior to the TCJA, the determination of the company’s share and policyholder’s share was a complex computation obtained by analyzing the company’s share of net investment income in proportion to the total net investment income for the taxable year. Under the TCJA, the special rules for determining the company’s share for purposes of the DRD were replaced with a universal 70% rate for taxable years beginning after December 31, 2017. This provision did not have an impact on the 2017 financial statements, and is expected to have an immaterial impact on future results.

Net Operating Losses and Operations Loss Deductions

Prior to the TCJA, NOLs could generally be carried back two years and forward 20 years to offset taxable income in such years. For life insurance companies, there was a special rule which provided that operations loss deductions (“OLDs”) could be carried back three years and forward 15 years to offset life insurance company taxable income. NOLs and OLDs could be utilized to reduce regular taxable income and life insurance company taxable income, respectively, to zero.

Under the TCJA, the special rule for life insurance company OLDs was repealed, thus conforming life insurance companies to other non-insurance corporations with regard to the treatment of NOLs. The bill further modified the NOL rules by limiting the NOL deduction to 80% of taxable income (determined without regard to the deduction), for losses arising in taxable years beginning after December 31, 2017. The provision repealed the two-year carryback but provided for indefinite carryovers for losses arising in taxable years beginning after December 31, 2017. This provision will have no impact on our existing U.S. NOLs of $2.3 billion as of

December 31, 2017. Future NOLs would be limited to 80% utilization in the year of loss, or can be, carried forward indefinitely, as there is no expiration period. Property and casualty insurance companies are still subject to the old carryback/carryforward rules.

Mortgage Insurance Regulation

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers, requiring maintenance of a risk-to-capital ratio not to exceed 25:1. GMICO, our primary U.S. mortgage insurance subsidiary, had a risk-to-capital ratio of 12.9:1 and 14.5:1 as of December 31, 2017 and 2016, respectively.

The North Carolina Department of Insurance’s (“NCDOI”) current regulatory framework by which GMICO’s risk-to-capital ratio is calculated differs from the capital requirements of the GSEs as discussed under “—Other U.S. regulation.”

During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group (the “MGIWG”) to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. During 2014 and 2015, the MGIWG published revised drafts of the previously proposed amendments of the NAIC’s Mortgage Guaranty Insurers Model Act (the “MGI Model”) and solicited comments on these revised proposed amendments. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; (vi) prohibitions on reinsurance with bank captive reinsurers; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” The MGIWG continued to receive comments and make revisions to the MGI Model in 2017, which still has not been finalized. At this time, we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI, our primary domiciliary regulator, is required for contingency reserve releases when loss ratios exceed 35%. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us. The statutory contingency reserve for our U.S. mortgage insurers was approximately $1,206 million as of December 31, 2017.

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

Other U.S. regulation

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The financial requirements of PMIERs mandate that a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The operational PMIERs requirements include standards that govern the relationship between the GSEs and approved insurers and are designed to ensure that approved insurers operate under uniform guidelines, such as claim processing timelines. They include quality control requirements that are designed to ensure that approved insurers have a strong internal risk management infrastructure that emphasizes continuous process improvement and senior management oversight. The GSEs have recently shared with us a draft summary of proposed revisions to PMIERs (“PMIERs 2.0”) and have solicited feedback from eligible insurers on the proposed revisions. We do not anticipate any new PMIERs financial requirements becoming effective before the fourth quarter of 2018. In addition, the GSEs have stated they plan to provide at least 180 days written notice prior to the effective date of the new PMIERs 2.0 requirements. If PMIERs 2.0 is adopted in the form we have reviewed with an effective date of December 31, 2018, we estimate our U.S. mortgage insurance business would continue to have an excess of available assets relative to required assets under the revised standard, however, this amount would be significantly lower than under the existing PMIERs. Non-disclosure agreements are in place with both GSEs and we cannot comment on specific provisions within PMIERs 2.0 at this time.

As of December 31, 2017, we estimate our U.S. mortgage insurance business had available assets of approximately 121% of the required assets under the current PMIERs compared to approximately 115% as of December 31, 2016. As of December 31, 2017 and 2016, the current PMIERs sufficiency ratios were in excess of $550 million and $350 million, respectively, of available assets above the PMIERs requirements. The increase during 2017 was driven, in part, by positive operating cash flows and the reduction in delinquent loans. This increase was partially offset by growth in new insurance written.

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

Under PRMHIA, the regulations establish the following criteria that a mortgage must meet in order to be insured:

•	a maximum mortgage amortization of 25 years

•	insurance of mortgages limited to loans with a loan-to-value of 95% or less

•	insurance of purchase mortgages only

•	insurance of mortgages for investment properties limited to 80% or less

•	capping the maximum gross debt service ratios at 39% and total debt service ratios at 44%

•	capping home purchase price to less than CAD$1 million

•	setting a minimum credit score of 600

As part of our regulatory requirements, we developed and implemented our own risk and solvency assessment (“Canada ORSA”). Our Canada ORSA is a process that links our risk management framework to our business strategy and decision-making framework. Our Canada ORSA provides a baseline assessment of identified risks and the supporting risk management activities. Additionally, our Canada ORSA documents our risk exposure relative to our risk appetite and calculates the capital required to support those risks under certain pre-defined stress events. The implementation of our Canada ORSA did not result in a significant change to our practices of evaluating and managing risks.

On December 11, 2015, the Canadian government announced a change to the eligibility rules for new government backed insured mortgages on properties priced above CAD$500,000. Effective February 15, 2016, the minimum down payment for new insured mortgages was increased from 5% to 10% for the portion of home prices above CAD$500,000.

Effective July 1, 2016, bulk mortgage insurance is only available on mortgages used in the CMHC securitization programs and is prohibited on mortgages used in private securitizations after a phase-in period. In addition, effective November 30, 2016, additional regulatory changes were implemented that prohibit insuring bulk refinances and most investor mortgages originated by lenders on or after October 17, 2016. While there was a one-time increase in bulk insurance volumes in the first quarter of 2017 primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016, bulk insurance volumes decreased for the full year 2017 attributable to lower demand due in part to these regulatory changes.

Certain jurisdictions in Canada have introduced measures focused on housing markets. On July 25, 2016, in an effort to improve housing affordability, the British Columbia government introduced a plan that included an additional land transfer tax on foreign buyers of property in Metro Vancouver. On April 20, 2017, the Ontario Government released its Fair Housing Plan designed to temper the real estate market. The plan includes a non-resident speculation tax that targets affordability in the purchase and rental housing markets in the Greater Toronto Area (“GTA”) and surrounding areas. Following the release of the plan, home sales have decreased considerably in the GTA. We do not believe these changes have had a material impact on our mortgage insurance business in Canada.

On October 3, 2016, the Minister of Finance announced changes intended to reinforce the Canadian housing finance system. These changes primarily included more restrictive qualification guidelines on homebuyers seeking mortgage insurance and new requirements on insured mortgage loans using bulk or other discretionary low loan-to-value mortgage insurance that previously only applied to high loan-to-value insured mortgages. Effective October 17, 2016, all insured homebuyers must qualify for mortgage insurance at an interest rate that is the greater of their contract mortgage rate or the Bank of Canada’s conventional five-year fixed posted rate. To qualify for mortgage insurance, borrower debt-servicing ratios cannot exceed the maximum allowable levels of 39% and 44% for gross debt service ratio and total debt service ratio, respectively. Effective November 30, 2016, for insured mortgages with a loan-to-value ratio less than or equal to 80%, new requirements were introduced that previously only applied to high loan-to-value insured mortgages. These changes in regulatory requirements have resulted in a smaller flow mortgage insurance market and lower demand for bulk insurance.

Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by OSFI.

On January 1, 2017, the capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers” became effective. The advisory provides a new standard framework for determining the capital requirements for residential mortgage insurance companies. Under this new regulatory capital framework, the holding target of 220% was recalibrated to the updated OSFI Supervisory MCT target and PRMHIA requirement of 150%. As of December 31, 2017, our MCT ratio under the new framework was approximately 172%, which was above the supervisory target. The new framework is more risk sensitive and incorporates additional risk attributes, including credit score, remaining amortization and outstanding loan balance. The advisory includes supplementary capital requirements on new business in areas where home prices are high relative to borrower incomes upon origination. Our mortgage insurance business in Canada continues to work with OSFI to further refine this new framework, including refinements to the treatment of borrower credit scores.

As a result of higher regulatory capital requirements that came into effect January 1, 2017, our mortgage insurance business in Canada implemented an increase in premium rates of approximately 20% on flow new business effective March 17, 2017. Similarly, the business also increased its premium rates for bulk insurance, which resulted in lower demand for bulk insurance in 2017.

On October 17, 2017, OSFI released the final version of Guideline B-20 Residential Mortgage Underwriting Practices and Procedures (the “B-20 Guideline”), which applies to all federally-regulated financial institutions that are engaged in residential mortgage underwriting and/or the acquisition of residential mortgage loan assets in Canada. The guideline was effective January 1, 2018, and requires enhanced underwriting practices for all uninsured mortgages, including the application of a qualifying stress test. The B-20 Guideline does not directly impact the regulatory requirements for our mortgage insurance business in Canada, as it is governed by OSFI’s Guideline B-21 Residential Mortgage Insurance Underwriting Practices and Procedures. We believe the B-20 Guideline will not have a material impact on the high loan-to-value market in Canada given that qualifying insured mortgages have been subject to a mortgage rate stress test starting November 30, 2016. However, it is still too early to determine the impact the B-20 Guideline will have on the Canadian mortgage and housing market.

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

Australia regulation

APRA regulates all ADIs, life insurance, general and mortgage insurance companies in Australia. APRA’s authorization conditions require Australian mortgage insurers to be monoline insurers, which are insurers offering just one type of insurance product. APRA’s prudential standards apply to individual authorized insurers and to the relevant Australian-based holding company and group.

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

In setting minimum capital levels, APRA requires mortgage insurers to ensure they have sufficient capital to withstand a hypothetical three-year stress loss scenario defined by APRA. APRA’s prudential standards provide for increased mortgage insurers’ capital requirements for insured loans that are considered to be non-standard. Non-standard mortgages are generally those loans where the lender has not formally verified the borrower’s income and employment or where the borrower has not passed standard credit checks. Non-standard mortgages accounted for approximately 6% of our insurance in-force as of December 31, 2017 in our mortgage insurance business in Australia. APRA also imposes quarterly reporting obligations on mortgage insurers with respect to risk profiles, reinsurance arrangements and financial position. We evaluate the capital position of our mortgage insurance business in Australia in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process (“ICAAP”) as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of December 31, 2017, our PCA ratio was 193%, which is above APRA’s capital holding requirements.

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

On July 20, 2015, APRA issued a press release announcing that for the IRB banks the average risk-weight on Australian residential mortgage loan exposures will increase from approximately 16% to at least 25%, which was effective on July 1, 2016. In October 2015, the Australian government issued a response to the Financial System Inquiry (“FSI”) recommendations, setting forth the Australian government’s approach and intended timeline for improving Australia’s financial system. While the Australian government agreed with the FSI’s recommendations regarding setting strong capital ratio requirements for ADIs and narrowing mortgage risk weight differences, the Australian government’s response did not specifically comment on the role and utilization of mortgage insurance. Rather, the Australian government endorsed APRA’s role in regulating these areas. On December 16, 2015, APRA announced a staggered approach to IRB accreditation, providing the capacity for an ADI to use accredited IRB models for regulatory capital purposes for some credit portfolios ahead of others, and also noting the Basel Committee’s review of capital management for IRB banks. No Australian lender has to date been granted IRB accreditation status under the new arrangements. In December 2017, the Basel Committee released its revised framework. Given the broad reach and complexity of the latest Basel reforms, APRA has stated it will give due consideration to appropriate adjustments to the implementation of these reforms to reflect Australian conditions. APRA has stated it does not expect to finalize the suite of prudential standards until 2019 or later.

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

The impact of APG 223 and the increased supervision by APRA and ASIC has been the tightening of lending standards which has led to reduced volumes of new insurance written for loans with loan-to-values greater than 80% and gross written premiums in our Australian mortgage insurance business. In March 2017, APRA announced changes to reinforce sound mortgage lending practices, focusing on slowing investor growth and limiting the flow of new interest-only lending. These changes resulted in a decline in new insurance written volumes in 2017 and could continue to impact these volumes in our Australian mortgage insurance business in the future.

APRA has the power to impose restrictions on the ability of our Australian mortgage insurance business to declare and pay dividends based on a number of factors, including the impact on the minimum regulatory capital ratio of that business.

On November 30, 2017 the Australia Government announced the establishment of a Royal Commission that will consider the conduct of Australia’s Banking, Superannuation and Financial Services industry and to further ensure its financial system is working efficiently and effectively. The Royal Commission is expected to submit its final report in early 2019. At this time, it is too early to determine what impact, if any, the outcome of this Royal Commission will have on our mortgage insurance business in Australia.

On February 7, 2018, the Australian Government’s Productivity Commission released its draft report on Competition in the Australian Financial System, which included draft findings and recommendations related to mortgage insurance. Written submissions on the draft report are due to the Productivity Commission by March 20, 2018 and, following those submissions and public hearings, the Productivity Commission is expected to submit its final report to the Australian Government by July 1, 2018. At this time, it is too early to determine what impact, if any, the outcome of the Productivity Commission’s report and recommendations will have on our mortgage insurance business in Australia.

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

ERISA considerations

We provide certain products and services to employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor (“DOL”), the IRS and the Pension Benefit Guaranty Corporation.

On April 6, 2016, the DOL published its final regulations on the definition of fiduciary for purposes of ERISA and the prohibited transaction rules under the Internal Revenue Code of 1986. The final regulations, among other things, expand the circumstances in which sales personnel, such as insurance agents, are considered fiduciaries with respect to qualified plans and Individual Retirement Accounts. The DOL also issued two new prohibited transaction exemptions (“PTEs”) and amended several other existing PTEs. The final rule, new exemptions and amendments generally became applicable on June 9, 2017, but the DOL provided an initial compliance transition period until January 1, 2018 for certain provisions of the rule. The DOL recently extended the transition period to July 1, 2019 to be in full compliance with the rule. The rule will require our U.S. insurance company subsidiaries to implement new processes and potentially expand systems capabilities to provide distribution partners with information necessary to comply with PTEs or other provisions under the DOL’s final rule. In addition, our U.S. insurance company subsidiaries will be required to comply with the provisions with the final rule to the extent that sales and support activities for covered products fall within the scope of the rule. Because we have exited several lines of business with potentially covered products, the impact to our business will be limited relative to other insurance carriers. Nonetheless, we are reviewing our processes and will be updating our processes and systems as necessary to comply with PTEs and other provisions under the rule. In anticipation of the possibility that the new fiduciary rule may be modified, it is not possible to predict the impact of the new rules on the business of our insurance companies and on our financial condition or results of operations.

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

Cybersecurity

In February 2018, the SEC released interpretive guidance on cybersecurity disclosures. The release outlines the views of the SEC on cybersecurity disclosure requirements and provided enhancements to existing cybersecurity guidance. Among the enhancements, was clarifying disclosure controls and procedures to help public companies identify cybersecurity risks and incidents, assess and analyze their implications and make timely disclosures. It also stressed the importance of materiality assessments when considering cybersecurity disclosures, maintaining discipline around insider trading if a cybersecurity event occurs and board oversight of cybersecurity risks.

The area of cybersecurity has come under increased scrutiny by insurance regulators. New York’s cybersecurity regulation, discussed further below, for financial services institutions, including banking and insurance entities, under its jurisdiction became effective on March 1, 2017, and is being implemented in stages. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. In addition, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”) on October 24, 2017, which is similar to New York’s cybersecurity regulation and establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law imposes significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. The Cybersecurity Model Law now moves to the states for adoption into state law.

In March 2017, the New York State Department of Financial Services (“NYDFS”) issued a new cybersecurity regulation specific to financial services companies. The intent of the regulation was to allow cybersecurity programs to match the relevant risks while keeping pace with technological advances and was designed to promote the protection of customer information as well as the information technology systems of companies. This regulation requires company’s cybersecurity programs to include; access privileges, application security, policies and procedures for the disposal of nonpublic information, regular cybersecurity awareness training, encryption of nonpublic information and an incident response plan. The incident response plan should be designed to respond to and recover from any cybersecurity event materially affecting the confidentiality, integrity or availability of the company’s information system in a timely manner. Notice of a cybersecurity event needs to occur as quickly as possible but no later than 72 hours from the determination of the cybersecurity event. Companies shall also implement and maintain written policies approved by a senior officer of the company to protect its information systems and nonpublic information, appoint a chief information security officer and perform periodic risk assessments.

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

Employees

As of December 31, 2017, we employed approximately 3,500 full-time and part-time employees.

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

On December 19, 2017, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is Computershare Shareowner Services LLC, P.O. Box 30170, College Station, TX 77842-3170. Telephone: 866-229-8413; 201-680-6578 (outside the United States and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2017.

Strategic Risks

The proposed transaction with China Oceanwide may not be completed or may not be completed within the timeframe, terms or in the manner currently anticipated, which could have a material adverse effect on us and our stock price.

On October 21, 2016, we entered into a definitive agreement with China Oceanwide, under which China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. As part of the transaction, China Oceanwide has additionally committed to contribute $600 million of cash to allow us to address our debt maturing in 2018, on or before its maturity, as well as $525 million of cash to be contributed to our U.S. life insurance businesses to pursue their restructuring. The transaction is subject to the receipt of required regulatory approvals, as well as other closing conditions. The required regulatory approvals include, in addition to certain Chinese approvals, certain requisite regulatory and other governmental approvals, non-disapprovals or confirmations, as applicable, from Fannie Mae and Freddie Mac (as may be applicable), FINRA, CFIUS, certain U.S. insurance regulators in Delaware, New York, North Carolina, South Carolina, Vermont and Virginia and certain Canadian, Australian and New Zealand regulators, and certain regulatory approvals necessary to consummate the transfer by GLIC of its ownership of GLAIC, in whole, to an intermediate holding company. To date, we have announced approvals from the Virginia State Corporation Commission Bureau of Insurance, the North Carolina Department of Insurance, the South Carolina Department of Insurance and the Vermont Insurance Division. The transaction remains subject to approval by CFIUS, and other required outstanding regulatory approvals under the terms of the existing agreement with China Oceanwide, in the U.S., China, and other international jurisdictions, along with other closing conditions. See “Item 1—Business—Strategic Update.” In addition, the transaction is conditioned on there not having been a change or the public announcement of a change in the financial strength rating assigned to GMICO to below “BB (negative outlook)” by S&P that is primarily and directly attributable to the actions or inactions by Genworth, its affiliates or their respective representatives that do not relate to an “excluded effect” (as defined in the Merger Agreement), or an adverse change in the condition (financial or otherwise) of GMICO and its businesses not resulting from or arising out of an excluded effect.

There are numerous risks related to the transaction, including the following:

•	the risk that the parties will not be able to find suitable mitigation options to address CFIUS’s concerns, or the possibility that such mitigation options may further delay the transaction, or will not be accepted by CFIUS prior to April 1, 2018 (and either or both of the parties may not be willing to further waive their end date termination rights beyond April 1, 2018) or that materially burdensome or adverse conditions may be imposed or undesirable measures may be required in connection with any such approvals, including any mitigation approaches that may be necessary to obtain CFIUS approval (including conditions or measures that either or both of the parties may be unwilling to accept or undertake under the terms of the existing agreements with China Oceanwide or at all or that require changes to the existing agreements that are not favorable to us);

•	the risk that the parties are unable to resolve valuation differences with the Delaware insurance regulator regarding GLAIC;

•	the risk that the parties will not be able to obtain other regulatory approvals or regulatory approvals may further delay the transaction;

•	existing and potential legal proceedings may be instituted against us that may delay the transaction, make it more costly or ultimately preclude it;

•	the risk that the proposed transaction disrupts Genworth’s current plans and operations as a result of the announcement and consummation of the transaction;

•	certain restrictions during the pendency of the transaction that may impact Genworth’s ability to pursue certain business opportunities or strategic transactions;

•	continued availability of capital and financing to Genworth before, or in the absence of, the consummation of the transaction;

•	further rating agency actions and downgrades in Genworth’s debt or financial strength ratings;

•	changes in applicable laws or regulations;

•	our ability to recognize the anticipated benefits of the transaction;

•	the amount of the costs, fees, expenses and other charges related to the transaction, which may be material;

•	the risks related to diverting management’s attention from our ongoing business operations;

•	the Merger Agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee;

•	our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and

•	disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business.

There is no assurance that the conditions to the transaction will be satisfied in a timely manner, on the terms set forth in our existing agreement with China Oceanwide or at all. If the transaction is not completed, we may suffer a number of consequences that could adversely affect our stock price, business, results of operations and financial condition, including:

•	the likely inability to restructure our U.S. life insurance businesses, which would negatively impact our strategy of increasing the liquidity of the holding company and isolating long-term care insurance risks from the rest of our businesses;

•	increased pressure on and potential further downgrades of our debt and financial strength ratings, particularly for our mortgage insurance businesses, which could have an adverse impact on our mortgage insurance businesses;

•	a negative impact on our holding company liquidity and ability to reduce, service and/or refinance our holding company debt; and

•	we may be required to pursue strategic alternatives that would materially impact our business, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business.

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

We cannot be sure we will be able to successfully execute on any of our strategic plans to effectively address our current business challenges (including with respect to the restructuring of our U.S. life insurance businesses, debt obligations, including our debt maturing in May 2018, cost savings, ratings and capital), including as a result of: (a) a failure to complete the China Oceanwide transaction or the inability to pursue alternative strategic plans pending the transaction; (b) an inability to continue to sell long-term care insurance policies; (c) an inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner and on anticipated terms; (d) an inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required; (e) a failure to obtain any required regulatory, stockholder, noteholder approvals and/or other third-party approvals or consents for such alternative strategic plans; (f) our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; (g) an inability to achieve anticipated cost-savings in a timely manner; and (h) adverse tax or accounting charges.

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

Even if we are successful in executing our strategic plans or alternative plans, the execution of these plans may have expected or unexpected adverse consequences, including adverse rating actions and adverse tax and accounting charges (such as significant losses on sale of businesses or assets or DAC or deferred tax asset write offs).

Due to the delay in the closing of the China Oceanwide transaction, we are pursuing a Term Loan. The proceeds of the Term Loan are expected to be used, together with cash on hand, to repay existing indebtedness and transaction fees and expenses, and could also be used in combination with existing holding company cash to pay our 2018 debt maturity in the event the China Oceanwide transaction is not then completed. However, there can be no assurance that syndication of the Term Loan will be successful, that we will be able to obtain the Term Loan under the terms that we currently pursue, or on terms satisfactory to us, or that we will ultimately enter into the Term Loan. We may decide to take additional measures to increase our financial flexibility, in the absence of the China Oceanwide transaction, and/or the Term Loan including issuing equity at Genworth Financial, which would be dilutive to our shareholders, or additional debt at Genworth Financial or Genworth Holdings (including debt convertible into equity of Genworth Financial), which could increase our leverage. The availability of any additional debt or equity funding will depend on a variety of factors, including, market conditions, regulatory considerations, the general availability of credit and particularly, to the financial services industry, our credit ratings and credit capacity and the performance of and outlook for our company and our businesses. Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice and when the demand for additional funding in the market is high. Our access to funding may be further impaired by our credit or financial strength ratings and our financial condition. See “—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”

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

In addition, we intend to continue to support the increased capital needs of our U.S. mortgage insurance business resulting from PMIERs and any further support that might be necessary under PMIERs 2.0. As of December 31, 2017 and 2016, our U.S. mortgage insurance business met the current PMIERs financial and operational requirements, and holds a reasonable amount in excess of the financial requirements. In order to continue to provide a prudent level of financial flexibility in connection with the current PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, our U.S. mortgage insurance business may be required, particularly in the absence of the China Oceanwide transaction, to execute future capital transactions, including additional reinsurance transactions and contributions of holding company cash. See “—If we are unable to meet the requirements mandated by PMIERs because the GSEs amend them or because the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we currently have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

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

If the models used in our businesses are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse impact on our business, results of operations and financial condition.

We employ models to, among other uses, price products, calculate reserves, value assets and generate projections used to estimate future pre-tax income, such as the timing of the recognition of earned premium in our mortgage insurance businesses that offer single premium insurance contracts, and to evaluate loss recognition testing, as well as to evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions that do not adequately reflect recent experience and relevant industry data, and may not operate as intended. In addition, from time to time we seek to improve certain actuarial and financial models, and the conversion process may result in material changes to assumptions and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models often increase when we change assumptions and/or methodologies, add or change modeling platforms or implement model changes under time constraints. These risks are exacerbated when the process for assumption changes strains our overall governance and timing around our financial reporting. We intend to continue developing our modeling capabilities in our various businesses, including for our long-term care insurance projections where we migrated substantially all of our retained long-term care insurance business to a new modeling system in 2016 and 2017. This new modeling system is intended to segregate and refine assumptions based upon healthy and disabled insured lives, as compared to our total insured lives estimate we have historically used. During or after the implementation of these enhancements, we may discover errors or other deficiencies in existing models, assumptions and/or methodologies. Moreover, we may either use additional, more granular and more detailed information we expect to receive through enhancements in our reserving and other processes or we may employ more simplified approaches in the future, either of which may cause us to refine or otherwise change existing assumptions and/or methodologies and thus associated reserve levels, which in turn could have a material adverse impact on our business, results of operations and financial condition.

For our mortgage insurance businesses that offer single premium insurance contracts, recognition of earned premiums involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on modeling assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. In our mortgage insurance businesses in Canada and Australia, the majority of our insurance contracts have a single premium, which is paid at the beginning of the contract. For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence.

As of December 31, 2017, we had $4.0 billion of unearned premiums, of which $1.7 billion and $1.3 billion related to our mortgage insurance businesses in Canada and Australia, respectively. We regularly review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income (loss). Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. This adjustment resulted in a decrease to earned premiums of $468 million, an increase to unearned premiums of $468 million, a decrease to DAC amortization of $18 million, and an unfavorable adjustment to net income (loss) of $152 million, net of taxes and noncontrolling interests. As a result of these changes, earned premiums and amortization of DAC are expected to increase over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. Our expected pattern of risk emergence for our mortgage insurance businesses in Canada and Australia is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than expected loss development or policy cancellations could result in further material increases or decreases in the recognition of earned premiums, increases or decreases in unearned premiums and additional after-tax charges to operating results depending on the magnitude of the difference between actual and expected experience.

We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.

The expected future profitability and prices of our long-term care insurance, life insurance and some annuity products are based upon expected estimated claims and payment patterns, using assumptions for, among other things, projected interest rates and investment returns, morbidity rates, mortality rates, persistency, lapses and expenses. The long-term profitability of these products depends upon how our actual experience compares with our pricing and valuation assumptions. If any of our assumptions prove to be inaccurate, our reserves may be inadequate, which in the past has had, and may in the future have, a material adverse effect on our results of operations, financial condition and business. For example, if morbidity rates are higher than our valuation assumptions, we could be required to make greater payments and thus establish additional reserves under our long-term care insurance policies than we had expected, and such amounts could be significant. Likewise, if mortality rates are lower than our valuation assumptions, we could be required to make greater payments and thus establish additional reserves under both our long-term care insurance policies and annuity contracts and such amounts could be significant. Conversely, if mortality rates are higher than our pricing and valuation assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with GMDBs than we had projected. Moreover, changes in the assumptions we use can have a material adverse effect on our results of operations. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition.

For example, we have increased our reserves for our long-term care and life insurance products following completion of our annual review of assumptions in 2017 and 2016, which have materially impacted our results of operations. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for additional information. Increases to our reserves may, among other things, limit our ability to execute our alternative strategic plans if the proposed transaction with China Oceanwide is not completed; reduce our liquidity; and adversely impact our debt or financial strength ratings. Any of these results could have a material adverse impact on our business, results of operations and financial condition.

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

Our loss recognition testing for our long-term care insurance products is reviewed in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. Our long-term care insurance business, excluding the acquired block, has positive margin and is highly dependent on the assumptions we have regarding our ability to successfully implement our in-force management strategy involving premium increases or reduced benefits. As of December 31, 2017, the assumption for future anticipated rate actions increased our margin on our long-term care insurance, excluding the acquired block, by approximately $7.9 billion. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income (loss) to the extent the margin was reduced below zero. The margin of our long-term care insurance block, excluding the acquired block, decreased from approximately $0.8 billion to $1.3 billion as of December 31, 2016 to approximately $0.4 billion to $0.8 billion as of December 31, 2017 primarily from higher costs related to changes in expected future incidence of claims, partially offset by an increase in benefits of planned future in-force rate actions. Our assumptions are sensitive to slight variability in actual experience and small changes in assumptions could result in the margin of our long-term care insurance block, excluding the acquired block to decrease to at/or below zero in future years. To the extent, based on reviews, our margin is negative, we would be required to recognize a loss, by amortizing more DAC and/or establishing additional benefit reserves, the impact of which may be material. In the event a loss is recognized, we would increase reserves to offset such losses that would be recognized in later years. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition. We include future planned rate actions in our loss recognition testing in addition to those rate actions that have already been filed and approved or are awaiting regulatory approval. There is no guarantee that we will be able to obtain regulatory approval for the future rate actions we have assumed in connection with our loss recognition testing. Favorable impacts on our margin from rate actions would primarily impact our long-term care insurance block, excluding the acquired block. Our acquired block would not benefit significantly from additional rate actions as it is older. For our acquired block of long-term care insurance, the impacts of any adverse changes in assumptions are more likely to be immediately reflected in net income (loss) as our margin for this block has been zero in the past and currently has a relatively thin margin of approximately $100 million to $200 million as of December 31, 2017.

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

We also perform cash flow testing or “asset adequacy analysis” separately for each of our U.S. life insurance companies on a statutory accounting basis. To the extent that the cash flow testing margin is negative in any of our U.S. life insurance companies, we would need to increase statutory reserves, which would decrease our RBC ratios. The NYDFS, which regulates GLICNY, has required specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. GLICNY did not record any additional statutory reserves in the fourth quarter of 2016 as a result of its year end 2016 asset adequacy analysis. However, in the second quarter of 2017, the NYDFS required GLICNY to record an additional $58 million of statutory reserves related to its 2016 asset adequacy analysis. As of December 31, 2016, GLICNY had expected to record approximately $110 million of additional statutory reserves over the following two years due to year end 2016 asset adequacy analysis results.

However, aggregated cash flow testing for GLICNY for 2017 resulted in incremental negative margin of approximately $0.4 billion. As a result, GLICNY recorded an additional $188 million of statutory reserves in the fourth quarter of 2017. Following its recording of the additional statutory reserves in the fourth quarter of 2017, GLICNY had a remaining asset adequacy deficit of approximately $302 million, which GLICNY has agreed with the NYDFS to phase in over the next two years. The actual amount of these additional statutory reserves that will be recorded over this period will depend on the actuarial assumptions used in GLICNY’s asset adequacy analysis for the next two years, which assumptions may change in response to future experience during that period. Among the current actuarial assumptions that may change is the amount of additional cash flow that may be recognized for asset adequacy analysis purposes attributable to certain pending rate increase requests filed by GLICNY with the NYDFS for its long-term care insurance business. The NYDFS currently does not allow rate increases for long-term care insurance business to be used in asset adequacy analysis until such increases have been approved and implemented.

As a part of our cash flow testing process for our non-New York domiciled life insurance subsidiaries, we consider incremental benefits from expected further premium rate actions that would help mitigate the impact of deteriorating experience. There is no guarantee that we will be able to obtain regulatory approval for the future rate actions we assumed in connection with our cash flow testing for our non-New York life insurance subsidiaries. A need to significantly further increase statutory reserves could have a material adverse effect on our business, results of operations and financial condition. For additional information regarding impacts to statutory capital as a result of reserve increases, see “—An adverse change in our regulatory requirements, including risk-based capital, could have a material adverse impact on our results of operations, financial condition and business.”

As of December 31, 2017 and 2016, we also established $284 million and $76 million, respectively, of additional statutory reserves resulting from updates to our universal and term universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries. In addition, GLAIC, our Virginia licensed life insurance subsidiary, currently expects to record approximately $95 million of additional statutory reserves in 2018.

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

The risk that our lapse experience may differ significantly from our valuation assumptions is significant for our term life and term universal life insurance policies. These policies generally have a level premium period for a specified period of years (e.g., 10 years to 30 years), after which the premium may increase significantly. The level premium period for a significant portion of our term life insurance policies will end in the next few years and policyholders may lapse with greater frequency than we anticipated in our reserve assumptions. In addition, it may be that healthy policyholders are the ones who lapse (as they can more easily replace coverage at a lower cost), creating adverse selection where less healthy policyholders remain in our portfolio. If the frequency of lapses is higher than our reserve assumptions, we would experience higher DAC amortization and lower premiums and could experience higher benefit costs. We have somewhat limited experience on which to base both the lapse assumption and the mortality assumption after the end of the level premium period, which increases the uncertainty associated with our assumptions and reserve levels. However, we have experienced both a greater frequency of policyholder lapses and more severe adverse selection, after the level premium period, and this experience could continue or worsen. Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 transition to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we expect to experience volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000.

For example, in 2017, we experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year term life insurance blocks entering their post-level guaranteed level premium rate periods. We anticipate this trend will continue with accompanying higher DAC amortization and lower profitability as larger blocks reach the end of their level premium periods through 2020, especially for our 2000 block, and will continue as our other blocks reach their post guaranteed level premium rate period. In addition, the margin on our term and whole life insurance products, excluding our acquired block, and our acquired block of term and whole life insurance products is relatively thin, with a combined margin of approximately zero to $400 million as of December 31, 2017. Any adverse changes in our assumptions are therefore more likely to result in the combined margin of our term and whole life insurance products to decrease below zero in future years. To the extent, based on reviews, our margin is negative, for either our term and whole life insurance products, excluding our acquired block, or our acquired block of term and whole life insurance products, we would be required to recognize a loss, by amortizing more DAC and/or PVFP as well as the establishment of additional future policy benefit reserves if the DAC and/or PVFP was fully written off. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or PVFP or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition. For additional information on our term life insurance reserves, including select sensitivities, see “—Critical Accounting Estimates—Insurance liabilities and reserves.”

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

For additional information on DAC and PVFP, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Deferred acquisition costs/ Present value of future profits.”

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

In our long-term care insurance products, projected profits followed by projected losses are anticipated to occur because U.S. GAAP requires that original assumptions be used in determining reserves for future policy claims unless and until a premium deficiency exists. Our existing locked-in reserve assumptions do not include assumptions for premium rate increases, which if included in reserves, could reduce or eliminate future projected losses. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years, currently expected to be through approximately 2031 (before accruing for the additional liability), by the amounts necessary to offset losses in later years. As of December 31, 2017 and 2016, we accrued future policy benefit reserves of $102 million and $30 million, respectively, in our consolidated balance sheet for profits followed by losses in our long-term care insurance business. The amount of future increases in reserves may be significant and this could materially adversely affect our results of operations and financial condition. For additional information, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Future policy benefits.”

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

During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause unrealized losses on our investment portfolios, increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals.

Our life insurance, long-term care insurance and fixed annuity products, as well as our guaranteed benefits on variable annuities, also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products and may increase hedging costs on our in-force block of variable annuity products. A low interest rate environment negatively impacts the sufficiency of our margins on both our DAC and PVFP. If interest rates remain low for a prolonged period, this could result in an impairment of these assets, and may reduce funds available to pay claims, including life and long-term care insurance claims, requiring an increase in our reserve liabilities, which could be significant (as has been the case with our long-term care and life insurance businesses in the past). In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support amounts of statutory reserves. In addition, our insurance and annuity products are sensitive to inflation rate fluctuations. For example, a sustained increase in the inflation rate may result in an increase in nominal market interest rates. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

In our long-term care insurance, life insurance and annuity products, low interest rates reduce the returns we earn on the investments that support our obligations under these products, which increases reinvestment risk and reduces our ability to achieve our targeted investment returns. Given the average life of our assets is shorter than the average life of the liabilities on these products, our reinvestment risk is greater in low interest rate environments as a significant portion of cash flows used to pay benefits to our policyholders and contractholders comes from investment returns. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because many contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products.

In both the United States and international mortgage markets, rising interest rates generally reduce the volume of new mortgage originations. A decline in the volume of new mortgage originations would have an adverse effect on our new insurance written. Rising interest rates also can increase the monthly mortgage payments for insured homeowners with adjustable rate mortgages (“ARMs”) that could have the effect of increasing default rates on ARM loans, thereby increasing our exposure on our mortgage insurance policies. This is particularly relevant in our international mortgage insurance businesses where ARMs and shorter-term fixed rate loans are the predominant mortgage product. Higher interest rates can lead to an increase in defaults as borrowers at risk of default will find it harder to qualify for a replacement loan.

Declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages in the United States, thereby resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates historically have also contributed to home price appreciation, which may provide borrowers in the United States with the option of cancelling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. These cancellations could have a material adverse effect on the results of our U.S. mortgage insurance business.

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

Losses in our mortgage insurance businesses generally result from events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit, or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments. Furthermore, recently enacted tax legislation in the United States could have a negative impact on U.S. housing values and the overall demand for housing, especially on higher priced homes, but we cannot predict the magnitude of the impact, if any, on the values of the homes we insure or future demand for our mortgage insurance products in the United States. The amount of the loss we suffer, if any, depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. A deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which increases our risk of loss. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, may also increase our risk of loss. Furthermore, our estimates of claims-paying resources and claim obligations are based on various assumptions, which include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated loss mitigation activities, premiums, housing prices and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management.

In the past, the United States, in particular, experienced an economic slowdown and saw a pronounced weakness in its housing markets, as well as declines in home prices. This slowdown and the resulting impact on the housing markets have been reflected in past elevated level of delinquencies. Any delays in foreclosure processes could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such delays. If we experience an increase in the number or the cost of delinquencies that are higher than expected, our financial condition and results of operations could be adversely affected.

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

The results of our international operations are denominated in local currencies, and because we derive a significant portion of our income from our international operations, our results of operations could be adversely affected to the extent the dollar value of foreign currencies is reduced due to a strengthening of the U.S. dollar. We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2017 and 2016, approximately 10% of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our international operations into our consolidated financial statements. We currently do not hedge this exposure, other than for dividend and other expected cash payments from our Canadian and Australian mortgage insurance businesses, and, as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States. Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial condition and results of operations.

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

We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships and we are also subject to shareholder putative class action lawsuits alleging securities law violations.

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

The payment of dividends and other distributions by our insurance subsidiaries is dependent on, among other things, the performance of the subsidiaries, is subject to corporate law restrictions, and is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by the insurance subsidiaries (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to policyholders or contractholders. Moreover, as a consequence of our recent adverse financial results, the regulators that have governance over our international mortgage insurance subsidiaries may impose additional restrictions over such subsidiaries using the broad prudential authorities available to the major regulators. Courts typically grant regulators significant deference when considering challenges of an insurance company to a determination by insurance regulators to grant or withhold approvals with respect to dividends and other distributions.

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

We expect our international subsidiaries to be the primary source of cash dividends paid to us in 2018. Our U.S. mortgage insurance business has strengthened its capital position and balance sheet, and we expect it will resume paying dividends to us in 2018, but this expectation is based on current market conditions, which are subject to risk. We do not expect our U.S. life insurance businesses to provide dividends to our holding companies in the foreseeable future. Therefore, our liquidity and capital positions are particularly dependent on the performance of our international subsidiaries and their ability to pay dividends to us as anticipated.

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

Additionally, our international insurance subsidiaries also have minimum regulatory requirements which vary by country. For example, the Canadian regulator, OSFI, released a new regulatory capital framework for mortgage insurers that was effective on January 1, 2017, replacing OSFI’s previous advisory, “Interim Capital Requirements for Mortgage Insurance Companies,” which had been in effect since January 2015.

Given our current RBC levels, a further adverse change in our RBC, risk-to-capital ratio or other minimum regulatory requirements could cause rating agencies to further downgrade the financial strength ratings of our insurance subsidiaries and the credit ratings of Genworth Holdings, which would have an adverse impact on our ability to write and retain business, and could cause regulators to take regulatory or supervisory actions with respect to our businesses, all of which could have a material adverse effect on our results of operations, financial condition and business.

Fannie Mae and Freddie Mac exert significant influence over the U.S. mortgage insurance market and changes to the role or structure of Freddie Mac or Fannie Mae could have a material adverse impact on our U.S. mortgage insurance business.

Our U.S. mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages, generally, those home buyers who make down payments of less than 20% of their home’s purchase price. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. The provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the United States. High loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Changes by the GSEs in underwriting requirements or pricing terms on mortgage purchases affect the market size for private mortgage insurance. Fannie Mae and Freddie Mac are subject to regulatory oversight by the U.S. Department of Housing and Urban Development Administration and the FHFA. Any change in the charter provisions of the GSEs or other statutes or regulations relating to their mortgage acquisition activity or changes in the way the GSEs seek to comply with their charter requirements could have a material adverse effect on our financial condition and results of operations.

Fannie Mae and Freddie Mac possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general. Although we actively monitor and develop our relationships with Fannie Mae and Freddie Mac, a deterioration in any of these relationships, or the loss of business or opportunities for new business, could have a material adverse effect on our financial condition and results of operations.

If we are unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements as noted above, each GSE adopted PMIERs effective December 31, 2015. The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high loan-to-value mortgages. The GSEs may amend or waive PMIERs at their discretion, and the GSEs have recently shared with us a draft summary of proposed revisions to PMIERs, referred to as “PMIERs 2.0”, and have solicited feedback from eligible insurers on the proposed revisions.

The amount of capital that may be required in the future to maintain the Minimum Required Assets, as defined in the current PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and FHFA as and after they are implemented; (ii) the future performance of the U.S. housing market; (iii) our generation of earnings in our U.S. mortgage insurance business, available assets and risk-based required assets (including as they relate to the fluctuating value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business as a result of share price and foreign exchange movements or otherwise), reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business; and (iv) our overall financial performance, capital and liquidity levels. Depending on our actual experience, the amount of capital required under current PMIERs or PMIERs 2.0 for our U.S. mortgage insurance business may be higher than currently anticipated. In the absence of a premium increase, if we hold more capital relative to insured loans, our returns will be lower. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability, on the other hand, to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More particularly, our ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset and requirement valuations over time, is dependent upon, among other things: (i) our ability to complete reinsurance transactions on our anticipated terms and timetable, which are subject to market conditions, third-party approvals and other actions (including approval by regulators and the GSEs), and other factors which are outside of our control; and (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through reinsurance transactions. In addition, another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial or Genworth Holdings, which could materially adversely impact our business, shareholders and debtholders.

Our assessment of PMIERs compliance is based on a number of factors, including current affiliate asset valuations under PMIERs and our understanding of the GSEs’ interpretation of the PMIERs financial requirements. Although we believe we have sufficient capital in our U.S. mortgage insurance business as required under current PMIERs and we remain an approved insurer, there can be no assurance these conditions will continue under PMIERs 2.0. In addition, there can be no assurance we will continue to meet the conditions contained in the GSE letters granting PMIERs credit for reinsurance including, but not limited to, our ability to remain below a statutory risk-to-capital ratio of 18:1. The GSEs also reserve the right to reevaluate the credit for reinsurance available under PMIERs. If we are unable to continue to meet PMIERs requirements as interpreted or amended by the GSEs we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived, would result in restrictions or prohibitions on our doing business and could have a material adverse impact on our results of operations.

Certain states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to its level of risk in-force. While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25:1. If one of our U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, we would generally be required to immediately stop writing new business in the state until the insurer re-establishes the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until we establish an alternative source of underwriting capacity acceptable to the regulator. As of December 31, 2017 and 2016, GMICO’s risk-to-capital ratio was approximately 12.9:1 and 14.5:1, respectively. While it is our expectation that our U.S. mortgage insurance business will continue to meet its regulatory capital requirements, should GMICO in the future exceed required risk-to-capital levels, we would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.

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

The NAIC established the MGIWG to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. During 2014 and 2015, the MGIWG published revised drafts of the previously proposed amendments of the MGI Model and solicited comments on these revised proposed amendments. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; (vi) prohibitions on reinsurance with bank captive reinsurers; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” The MGIWG continued to make revisions to the MGI Model in 2017, which still has not been finalized. At this time, we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations or financial condition.

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

United States

In the United States, federal and state regulations affect the scope of our U.S. competitors’ operations, which has an effect on the size of the U.S. mortgage insurance market and the intensity of the competition in our U.S. mortgage insurance business. This competition includes not only other private mortgage insurers, but also U.S. federal and state governmental and quasi-governmental agencies, principally the FHA and the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. Decreases in the maximum loan amounts the GSEs will purchase or guarantee, increases in GSE fees or decreases in the maximum loan-to-value ratio for loans the GSEs will purchase can also reduce demand for private mortgage insurance. Legislative and regulatory changes could cause demand for private mortgage insurance to decrease. In addition, if Basel III rules are implemented in the United States in their proposed form, the rules could discourage the use of mortgage insurance in the United States. See “—Basel III” below.

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

Effective July 1, 2016, bulk mortgage insurance is only available on mortgages used in the CMHC securitization programs and is prohibited on mortgages used in private securitizations after a phase-in period. In addition, effective November 30, 2016, additional regulatory changes were implemented that prohibit insuring bulk refinances and most investor mortgages originated by lenders on or after October 17, 2016. While there was a one-time increase in bulk insurance volumes in the first quarter of 2017 primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016, bulk insurance decreased for the full year 2017 due to lower demand as a result of both the aforementioned increase in bulk insurance premium rates and these regulatory changes.

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

Basel III

In December 2017, the Basel Committee published the finalization of the post-crisis reforms to the Basel III framework. Among other issues, the Basel Committee addressed variability in risk-weighted assets, including residential real estate. Currently national supervisors are considering how to implement these reforms. Because these reforms are not yet implemented by national supervisors, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel III in a manner that does not reward lenders for using mortgage insurance on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be materially adversely affected.

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

Additionally, there may be future regulatory, tax or other impacts to existing reserve funding structures and/or future refinancing, which could require us to increase statutory reserves or incur higher operating and/or tax costs. For example, effective January 1, 2017, the NAIC adopted an amended version of AG 48. The NAIC also adopted the Term and Universal Life Insurance Reserve Financing Model Regulation in December 2016, which applies when formally adopted by the states and it is not clear what additional changes or state variations may emerge as the states begin to adopt this regulation. As a result, there is the potential for additional requirements making it more difficult and/or expensive for us to mitigate the impact of Regulations XXX and AXXX. In 2017, Virginia adopted its rules governing Term and Universal Life Insurance Reserve Financing, which became effective for GLAIC on January 1, 2018.

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

Among other provisions, the Dodd-Frank Act established new framework of regulation of the OTC derivatives markets. As the new marketplace continues to evolve, we may have to alter or limit the way we use derivatives in the future, which could have a material adverse effect on our results of operations and financial condition. We are subject to similar trade reporting, documentation, central trading and clearing and OTC margining requirements when we transact with foreign derivatives counterparties. The Dodd-Frank Act and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.

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

President Trump and the Republican party have expressed goals to amend Dodd-Frank. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation is now being considered by the U.S. Senate. We cannot predict the requirements that will be imposed under all the regulations adopted under the Dodd-Frank Act, the effect regulations will have on financial markets generally, or on our businesses specifically (directly or indirectly), the additional costs associated with compliance with such regulations, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act and the regulations thereunder, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.

Changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability and results of operations or financial condition. For example, on December 22, 2017 the TCJA was signed into law in the United States. The TCJA included numerous changes in tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018, and a migration from a worldwide to a territorial international tax system, which generally eliminates U.S. federal income tax on dividends received from foreign subsidiaries. In addition to the corporate income tax rate reduction, several other provisions are pertinent to our financial statements and related disclosures, and our results of operations for the year ended December 31, 2017, and may have an impact on our deferred taxes in future years. Changes in tax laws and regulations that impact our customers and counterparties or the economy, such as the TCJA, may also impact our financial condition and results of operations.

In addition to the reduction in the federal corporate income tax rate and the change to a territorial international tax system, the TCJA also included changes to the amortization periods for DAC, the computation of insurance tax reserves, deductibility of certain corporate expenses and rules relating to the DRD that, individually, may not be entirely positive for us. Furthermore, the TCJA modified several existing laws related to federal NOLs, including an 80% of taxable income limitation, and an indefinite carryforward for NOLs arising in taxable years beginning after December 31, 2017. Both of these provisions may impact our tax planning opportunities which could result in unexpected adverse consequences, including negative effects to our financial condition and results of operations in the future. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and/or adversely affect our effective tax rate, tax payments, financial condition and results of operations.

Tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws (such as the TCJA), rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

We are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. The ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, cash flows or operations.

In addition, the TCJA has also had an immediate impact to our capital through a reduction in the statutory admitted deferred tax asset and an impact to certain cash flow scenario testing included in the RBC calculation. Following the reduction in the federal corporate income tax rate, the NAIC may revise the factors used for calculating the RBC ratio of insurance companies, which could increase the RBC amount and result in a reduction in our life insurance subsidiaries’ RBC ratios. Any increase in the amount of capital or reserves our insurance subsidiaries are required to hold could reduce the amount of dividends such subsidiaries are able to distribute to our holding companies. Any reduction in the RBC ratios of our insurance subsidiaries could adversely affect their financial strength ratings, and could materially and adversely impact our financial condition and results of operations.

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

We need liquidity to pay our operating expenses, interest on our debt, maturing debt obligations and to meet any statutory capital requirements of our subsidiaries. Genworth Holdings currently has approximately $3.8 billion of outstanding debt that matures between 2018 and 2066, including $0.6 billion that matures in 2018, $0.4 billion that matures in 2020 and $1.1 billion that matures in 2021. Our existing cash resources are not sufficient to repay all outstanding debt as it becomes due, and therefore we will be required to rely on a combination of other potential liquidity sources to repay or refinance debt as it becomes due, including existing and future cash resources, new borrowings, such as the Term Loan we are currently pursuing, and/or other potential sources of liquidity such as issuing additional equity or asset sales. Market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity on favorable terms or at all. Any failure to repay or refinance our debt as it becomes due would have a material adverse effect on our business, financial condition and results of operations.

Due to the delay in the closing of the China Oceanwide transaction, we are currently pursuing a Term Loan. The proceeds of the Term Loan are expected to be used, together with cash on hand, to repay existing indebtedness and transaction fees and expenses, and could also be used in combination with existing holding company cash to pay our 2018 debt maturity in the event the China Oceanwide transaction is not then completed. However, there can be no assurance that syndication of the Term Loan will be successful, that we will be able to obtain the Term Loan under the terms that we currently pursue, or on terms satisfactory to us, or that we will ultimately enter into the Term Loan. In the absence of the transaction with China Oceanwide, we may need to pursue asset sales to address our debt maturities, including potential strategic sales of our mortgage insurance businesses in Canada and/or Australia. We are also evaluating options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business.

We may not be able to raise borrowings on favorable terms or at all, based on our credit ratings and financial condition. There is no guarantee that any of these factors will improve in the future when we would seek additional borrowings. Disruptions, volatility and uncertainty in the financial markets and downgrades in our credit ratings may force us to delay raising capital, issue shorter term securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price.

In April 2016, Genworth Holdings terminated its $300 million multicurrency revolving credit facility, prior to its September 26, 2016 maturity date. There were no amounts outstanding under the credit facility at the time of termination. To the extent we need additional funding to satisfy our additional liquidity needs, there can be no assurance that we will be able to enter into a new credit facility on terms (or at targeted amounts) acceptable to us or at all.

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

Over the last several years, the ratings of our holding company and several of our insurance companies, most notably our U.S. life insurance subsidiaries, have been downgraded, placed on negative outlook and/or put on review for potential downgrade on various occasions. A ratings downgrade, negative outlook or review could occur (and has occurred) for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. We may be at risk of additional ratings downgrades in the future. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings, the announcement of a potential downgrade, negative outlook or review, or customer, investor, regulator or other concerns about the possibility of a downgrade, negative outlook or review, could have a material adverse effect on our results of operations, financial condition and business.

The rating agencies took a variety of adverse ratings actions with respect to the financial strength ratings of our principal life insurance subsidiaries in 2017. See “Item 1—Business—Financial Strength Ratings” for information regarding the current financial strength ratings of our principal insurance subsidiaries.

The direct or indirect effects of such adverse ratings actions or any future actions could include, but are not limited to:

•	reducing new sales of our products or limiting the business opportunities we are presented with;

•	adversely affecting our relationships with distributors, including the loss of exclusivity under certain agreements with our independent sales intermediaries and distribution partners;

•	causing us to lose key distributors that have ratings requirements that we may no longer satisfy (or resulting in our renegotiation of new, less favorable arrangements with those distributors);

•	requiring us to modify some of our existing products or services to remain competitive, or introduce new products or services;

•	materially increasing the number or amount of policy surrenders, withdrawals and loans by contractholders and policyholders;

•	requiring us to post additional collateral for our derivatives or hedging agreements (including those providing us with protection against certain foreign currency exchange movement, interest rate fluctuation and equity market risk) or enabling the counterparties to these agreements to exercise their right to terminate all transactions under the agreements (one counterparty exercised their right to do so by terminating approximately $800 million in notional value with us in 2017, which we re-hedged using financial futures);

•	requiring us to provide support, or to arrange for third-party support, in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance, securitization and other agreements, or otherwise securing our commercial counterparties for the perceived risk of our financial strength;

•	adversely affecting our ability to maintain reinsurance or obtain new reinsurance or obtain it on reasonable pricing and other terms;

•	limiting our ability to enter into new derivative transactions thereby increasing additional asset adequacy or other statutory reserves and lowering statutory capital, reducing our financial flexibility;

•	increasing the capital charge associated with affiliated investments within certain of our U.S. life insurance businesses thereby lowering capital and risk based capital of these subsidiaries and negatively impacting our financial flexibility;

•	regulators requiring certain of our subsidiaries to maintain additional capital, limiting thereby our financial flexibility and requiring us to raise additional capital;

•	adversely affecting our ability to raise capital;

•	increasing our cost of borrowing and making it more difficult to borrow in the public debt markets or enter into a credit agreement; and

•	making it more difficult to execute strategic plans to effectively address our current business challenges.

Sales of our long-term care insurance products have been negatively impacted by our lower ratings and certain distributor suspensions driven by rating agency actions in 2016 and 2017. We expect that our sales will continue to be adversely impacted by our current ratings. Any further adverse ratings announcements or actions likely would have, or intensify, the adverse impact of the direct or indirect effects discussed above (among others), all of which could have a material adverse impact on our results of operations, financial condition and business.

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

We routinely execute reinsurance and derivative transactions with reinsurers, brokers/dealers, commercial banks, investment banks and other institutional clients to mitigate our risks in various circumstances and to hedge various business risks. Many of these transactions expose us to credit risk in the event of default of our counterparty or client or change in collateral value. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot be sure that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. Collateral is often posted by the counterparty to offset this risk, however, we bear the risk that the collateral declines in value or otherwise is inadequate to fully compensate us in the event of a default. We also enter into a variety of derivative instruments, including options and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, and collateral posted, if any, is inadequate, our hedges of the related risk will be ineffective. In addition, if we trigger downgrade provisions on risk-hedging or reinsurance arrangements, the counterparties to these arrangements may be able to terminate our arrangements with them or require us to take other measures, such as post additional collateral, contribute capital or provide letters of credit. Following the downgrades of our life insurance subsidiaries by S&P in September 2017 and by Moody’s in October 2017, we notified our counterparties of the downgrades to determine whether they would exercise their rights to terminate the transactions, agree to maintain the transactions with us under revised terms or permit us to move the transactions to clearing through the Chicago Mercantile Exchange (“CME”). Some counterparties have indicated that they reserve their rights to take action against us, and one counterparty took action against us during October 2017. This counterparty terminated approximately $800 million in notional value with us, which we have re-hedged using financial futures. The loss of material risk-hedging or reinsurance arrangements could have a material adverse effect on our financial condition and results of operations. We ceded to UFLIC our in-force structured settlements block of business issued prior to 2004, certain variable annuity business issued prior to 2004 and the long-term care insurance assumed from Brighthouse Life Insurance Company, formerly known as MetLife Insurance Company USA. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and at that time, General Electric Capital Corporation, an indirect subsidiary of GE, had agreed to maintain UFLIC’s RBC above a specified minimum level pursuant to a Capital Maintenance Agreement. In connection with its announced realignment and reorganization of the business of General Electric Capital Corporation in December 2015, General Electric Capital Corporation merged with and into GE. As a result, GE is the successor obligor under the Capital Maintenance Agreement. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, it could have a material adverse effect on our financial condition and results of operations.

Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal or interest payments they owe us. As of December 31, 2017, fixed maturity securities of $62.5 billion in our investment portfolio represented 82% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations, our expected recoveries in the event of a default or circumstances that would require us to sell securities which have declined in value.

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

Our success is largely dependent on our ability to retain, attract and motivate qualified employees and senior management. We face intense competition in our industry for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance and other professionals. Our ability to retain, attract and motivate experienced and qualified employees and senior management has been more challenging in light of our recent financial difficulties and past announcements concerning expense reductions, as well as the demands being placed on our employees. In addition, our ability to attract, recruit, retain and motivate current and prospective employees may be adversely impacted by our proposed transaction with China Oceanwide. We cannot be sure we will be able to attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on results of operations, financial condition and business operations. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.

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

Many of our methods for managing certain financial risks (e.g. credit, market, insurance and underwriting risks) are based on observed historical market behaviors and/or historical, statistically-based models. Historical measures may not accurately predict future exposures, which could be significantly greater than historical measures have indicated. We have also established internal risk limits based upon these historical, statistically-based models and we monitor compliance with these limits. Our internal risk limits may be insufficient and our monitoring may not detect all violations (inadvertent or otherwise) of these limits. Other risk management methods are based on our evaluation of information regarding markets, customers and customer behavior, macroeconomic and environmental conditions, catastrophic occurrences and potential changing paradigms that are publicly available or otherwise accessible to us. This collective information may not always be accurate, complete, up to date or properly considered, interpreted or evaluated in our analyses. Moreover, the models and other parts of our risk management programs we rely on in managing various aspects of our business may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of issues arising in the construction, implementation, interpretation or use of the models or other programs, the use of inaccurate assumptions or use of short-term financial metrics that do not reveal long-term trends. The limitations of our models and other parts of our risk management programs may be material, and could lead us to make wrong or sub-optimal decisions in managing our risk and other aspects of our business and this could have a material adverse effect on our results of operations, financial condition and business.

Management of operational, legal, franchise and global regulatory risks requires, among other things, methods to appropriately identify all such key risks, systems to record incidents and policies and procedures designed to detect, record and address all such risks and occurrences. Management of technology risks requires methods to ensure our systems, processes and people are maintaining the confidentiality, availably and integrity of our information, ensuring technology is enabling our overall strategy, and our ability to comply with applicable laws and regulations. If our risk management framework does not effectively identify, measure and control our risks, we could suffer unexpected losses or be adversely affected and that could have a material adverse effect on our business, results of operations and financial condition.

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

Our businesses depend on our relationships with our customers, and in particular, our relationships with our largest lending customers in our mortgage insurance businesses. Our customers place insurance with us directly on loans that they originate and they also do business with us indirectly, primarily in the United States, through purchases of loans that already have our mortgage insurance coverage. Our relationships with our customers may influence both the amount of business they do with us directly and also their willingness to continue to approve us as a mortgage insurance provider for loans that they purchase. Particularly in Canada and Australia where a large portion of our business is concentrated with a small number of customers, the loss of business from significant customers has had and could in the future have an adverse effect on the amount of new business we are able to write and consequently, our financial condition and results of operations. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

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

The U.S. private mortgage insurance industry remains highly competitive with currently six active mortgage insurers, including us. Some of these private mortgage insurers, particularly new entrants, may have short- to mid-term business goals that differ from ours. For example, we believe that in order to achieve operational scale some competitors have sought to increase their market share through lower pricing on various products. In addition, not all of our mortgage insurance products have the same return on capital profile. Single premium insurance coverage, for instance, has been priced in the market at levels that currently generate lower lifetime premiums and require higher lifetime capital than monthly products. To the extent that some of our competitors are willing to set lower pricing and accept lower returns than we find acceptable, we may lose business opportunities involving products of this type and this may affect our overall business relationship with certain customers. If we match lower pricing on these products, we will experience a similar reduction in returns on capital. In addition, one competitor has transitioned from delivering price to lenders via standard rate cards to a form of delivery with limited pricing information which could enhance their ability to change price across incremental risk attributes and shorten the time to implement future pricing changes in the marketplace. Depending upon the degree to which we undertake or match such pricing practices, there may be a material adverse impact on our business, results of operations and financial condition.

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

Like our U.S. mortgage insurance business, our international mortgage insurance businesses compete with government-owned and government-sponsored enterprises. These competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our financial condition and results of operations. For example, in Canada, we compete with CMHC, a corporation owned by the Canadian government. CMHC is a sovereign entity that provides mortgage lenders a lower capital charge and a 100% government guarantee as compared to loans covered by our policy which benefit from a 90% government guarantee. CMHC also operates the Canada Mortgage Bond and the National Housing Act Mortgage-Back Securities programs, which provide lenders the ability to efficiently guarantee and securitize their mortgage loan portfolios. If we are unable to effectively distinguish ourselves competitively with our Canadian mortgage lender customers, under current market conditions or in the future, we may be unable to compete effectively with CMHC as a result of the more favorable capital relief it can provide or the other products and incentives that it offers to lenders. Additionally, in times of economic stress, customers may choose CMHC as a result of being a higher rated sovereign entity regardless of our ability to distinguish ourselves competitively from CMHC.

Conditions in the international financial markets could lead other countries to nationalize our competitors or establish competing governmental agencies, which would further limit our competitive position in international markets and, therefore, materially affect our results of operations.

Our business could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Any material weaknesses in internal control over financial reporting, such as we have reported in the past, or any other failure to maintain effective disclosure controls and procedures could result in material errors in our financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

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

We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security of those systems, including computers or mobile devices. Anyone who is able to circumvent our security measures and penetrate our computer systems or misuse authorized access could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable information, personal health information and proprietary business information. Our employees, distribution partners and other vendors use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged, and therefore subject to the same risks as our other computer systems. In addition, an increasing number of states and foreign countries require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a security breach results in the inappropriate disclosure of personally identifiable information. We have experienced occasional, actual or attempted breaches of our cybersecurity and, although to date none of these breaches has had a material effect on our business, operations or reputation. Any compromise of the security of our computer systems or those of our partners and third-party service providers that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

The area of cybersecurity has come under increased scrutiny by insurance regulators. On March 1, 2017, New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities, became effective, and on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, which establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events. See “Item 1. Business—Regulation—Other Laws and Regulations—Cybersecurity” for more information.

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

Insurance and Product-Related Risks

Our long-term care insurance products, our reputation in the market, our results of operations and/or our financial condition may be adversely affected if we are not able to increase premiums or reduce benefits on our in-force long-term care insurance policies by enough or quickly enough; and the rate actions or reduced benefits currently being implemented and any future rate actions may lower product demand.

The continued viability of our long-term care insurance business and GLIC and GLICNY is based on our ability to obtain significant price increases or benefit reductions, as warranted and actuarially justified. The adequacy of our current long-term care insurance reserves also depends significantly on various assumptions and our ability to successfully execute our in-force management plan through increased premiums or reduced benefits as anticipated. Although the terms of all of our long-term care insurance policies permit us to increase premiums under certain circumstances during the premium-paying period, these increases generally require regulatory approval, which can often take a long time to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states are considering adopting long-term care insurance rate increase legislation that would further limit increases in long-term care insurance premium rates beyond the rate stability legislation previously adopted in certain states, which would adversely impact our ability to achieve anticipated rate increases. Some states have refused to approve actuarially justified rate actions and as of December 31, 2017, we were in litigation with one state that has refused to approve actuarially justified rate actions. Rate increases by us or our competitors could also adversely affect our reputation in the markets in which we operate, adversely impact our ability to continue to market and sell new long-term care insurance products, make it more difficult for us to obtain future rate increases and adversely impact our ability to retain existing policyholders and agents. Policyholders may be unwilling or unable to pay the increased premiums we will seek to charge. We cannot predict how our policyholders (or potential future policyholders), agents, competitors and regulators may react to any rate increases, nor can we predict if regulators will approve requested rate increases. We may also be forced to stop selling our long-term care insurance products in markets where we cannot achieve satisfactory rate increases, which will cause a further decrease in our sales.

In addition, we include assumptions for significant anticipated (but not yet filed) future premium rate increases or benefit reductions in our determination of loss recognition testing of our long-term care insurance reserves under U.S. GAAP and asset adequacy testing of our statutory long-term care insurance reserves (except for our New York insurance subsidiary). As of December 31, 2017, the assumption for future anticipated rate actions increased our U.S. GAAP long-term care insurance margin by approximately $8.0 billion. We may not be able to realize these anticipated rate increases or benefit reductions in the future as a result of our inability to obtain required regulatory approvals or other factors. In this event, we would have to increase our long-term care insurance reserves by amounts that would likely be material and would result in a material adverse impact to Genworth. Moreover, we may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or through associated policyholder elections to reduce benefits.

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

A majority of our premium revenue is derived from our long-term care insurance products. In recent years, industry sales of these products have declined. Several factors can affect demand for these products, including changes in market and economic conditions, risk tolerance of insurers and customers and legislative or regulatory changes. In the past, decisions by insurers to cease offering these products, to raise prices on in-force policies or new policies and/or to introduce new products with higher prices have negatively impacted sales for these products. These actions resulted in decreased purchases of these products and have caused some distributors to reduce their sales focus on these products. Sales of our long-term care insurance products have been negatively impacted by our lower ratings and certain distributor suspensions driven by rating agency actions in 2016 and 2017. We expect that our sales will continue to be adversely impacted by our current ratings. Our success in this business depends on our ability to introduce and market products and services that are financially attractive and address our customers’ changing demands, yet provide adequate returns to us. If the market for long-term care insurance products continues to decline, or if we are unable to compete effectively in that market given the current ratings of our product offerings, our financial condition and results of operations could be materially adversely affected.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk and capital management strategy, we have historically purchased reinsurance from external reinsurers as well as provided internal reinsurance support for certain risks underwritten by our various business segments. These reinsurance arrangements enable our businesses to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our statutory capital position and manage risk to within our tolerance level. Some of these reinsurance arrangements are indefinite, but others require periodic renewals (such as reinsurance contracts in Australia). For these arrangements, at the end of the base term, we can elect a runoff term to continue coverage, with reducing amounts of regulatory capital benefits, or attempt to negotiate a renewal. The availability and cost of reinsurance protection are impacted by our operating and financial performance, including ratings, as well as conditions beyond our control. For example, our recent financial challenges and adverse rating actions may reduce the availability of certain types of reinsurance and make it more costly when it is available, as reinsurers are less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain new reinsurance or renew existing reinsurance arrangements on acceptable terms, or at all, which could increase our risk and adversely affect our ability to write future business or obtain statutory capital credit for new reinsurance or could require us to make capital contributions to maintain regulatory capital requirements. See “—If we are unable to meet the capital requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the capital requirements requires us to hold amounts of capital that are higher than we currently have planned or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

We cannot be sure of the extent of benefits we will realize from loss mitigation actions or programs in our mortgage insurance businesses in the future.

As part of our loss mitigation efforts in the United States, Canada and Australia, we routinely investigate insured loans and evaluate the related servicing to ensure compliance with applicable guidelines and to detect possible fraud or misrepresentation. As a result, we have, and may in the future, rescind coverage on loans that do not meet our guidelines or curtail the amount of claims payable for non-compliance. In the past, we recognized significant benefits from taking action on these investigations and evaluations under our master policies. While we believe these actions are valid and expect additional actions based on future investigations and evaluations, we can give no assurance on the extent to which we may continue to see such rescissions or curtailments. In addition, insured lenders may object to our actions, as has occurred from time to time in the past. If disputed by the insured and a legal proceeding were instituted, the validity of our actions would be determined by arbitration or judicial proceedings unless otherwise settled. In the near term, sales could be reduced or eliminated as a result of a dispute with one or more lenders and such disputes could have an adverse effect on our long-term relationships with those lenders that are impacted. Further, our loss reserving methodology includes provisions for loans within our delinquency inventory that will be rescinded or have their claims curtailed. A variance between ultimate action rates and these estimates could have a material adverse effect on our financial position and results of operations.

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

We provide mortgage insurance primarily for high loan-to-value mortgages. Factors that could lead to a decrease in the volume of high loan-to-value mortgage originations include, but are not limited to:

•	an increase in the level of home mortgage interest rates and, in the United States, a reduction or loss of mortgage interest deductibility for federal income tax purposes;

•	implementation of more rigorous mortgage lending regulation, such as under APRA Prudential Practice Guides in Australia;

•	a decline in economic conditions generally, or in conditions in regional and local economies;

•	the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;

•	an increase in the price of homes relative to income levels;

•	adverse population trends, including lower homeownership rates;

•	high rates of home price appreciation, which for refinancings affect whether refinanced loans have loan-to-value ratios that require mortgage insurance; and

•	changes in government housing policy encouraging loans to first-time home buyers.

A decline in the volume of high loan-to-value mortgage originations would reduce the demand for mortgage insurance and, therefore, could have a material adverse effect on our financial condition and results of operations.

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 88%, 87% and 88% , respectively, of our U.S. gross premiums earned in each of the years ended December 31, 2017, 2016 and 2015 were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the United States generally permit a homeowner to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Our U.S. policy flow persistency rates were 82%, 78% and 80% for the years ended December 31, 2017, 2016 and 2015, respectively. A decrease in persistency in the U.S. market generally would reduce the amount of our insurance in-force and could have a material adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A, ARMs and certain 100% loan-to-value loans, could have a material adverse effect if claims generated by such products remain elevated or increase.

The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.

There are a variety of alternatives to private mortgage insurance that may reduce the amount of mortgage insurance we write. These alternatives include:

•	originating mortgages in the United States that consist of two simultaneous loans, known as “simultaneous seconds,” comprising a first mortgage with a loan-to-value ratio of 80% and a simultaneous second mortgage for the excess portion of the loan, instead of a single mortgage with a loan-to-value ratio of more than 80%;

•	using government mortgage insurance programs;

•	holding mortgages in the lenders’ own loan portfolios and self-insuring;

•	using programs, such as those offered by Fannie Mae and Freddie Mac in the United States, requiring lower mortgage insurance coverage levels;

•	originating and securitizing loans in mortgage-backed securities whose underlying mortgages are not insured with private mortgage insurance or which are structured so that the risk of default lies with the investor, rather than a private mortgage insurer; and

•	using risk-sharing insurance programs, credit default swaps or similar instruments, instead of private mortgage insurance, to transfer credit risk on mortgages.

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

We currently utilize significant deferred tax assets to offset taxable income. The extent to which we can utilize deferred tax assets may be limited for various reasons, including but not limited to changes in tax rules or regulations and if projected future taxable income becomes insufficient to recognize the full benefit of our NOL carryforwards. Additionally, our ability to fully use these tax assets could also be adversely affected if we have an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Section 382) in any three-year period. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by 5% shareholders, and issuances or redemptions of common stock by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. Accordingly, there can be no assurance that in the future we will not experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes for which limitations could have a material adverse effect on our results of operations, cash flows or financial condition.

During 2016, we recorded a valuation allowance of $258 million on deferred tax assets related to foreign tax credits that we no longer expected to realize. This valuation allowance was released in 2017 principally due to the TCJA and from improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses. See “—Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.”

We have agreed to make payments to GE based on the projected amounts of certain tax savings we expect to realize as a result of our IPO. We will remain obligated to make these payments even if we do not realize the related tax savings and the payments could be accelerated in the event of certain changes in control.

Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next six years. This fixed obligation, the estimated present value of which was $119 million and $173 million as of December 31, 2017 and 2016, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of our IPO in 2004. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operations. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2017 and 2016 was $119 million and $173 million, respectively. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

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

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,000 square feet in four buildings, as well as one facility in Lynchburg, Virginia with approximately 199,000 square feet. In addition, we lease one office space with approximately 92,000 square feet in Lynchburg, Virginia and another 209,000 square feet of office space in 9 locations throughout the United States. We also lease approximately 143,000 square feet in 9 locations outside the United States.

Most of our leases in the United States and other countries have lease terms of three to five years. Although some leases have longer terms, no lease has an expiration date beyond 2027. Our aggregate annual rental expense under all leases was $12 million during the year ended December 31, 2017.

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

Market for Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intra-day sales prices per share of our Class A Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

2017	High	Low
First Quarter	$4.18	$3.23
Second Quarter	$4.23	$3.45
Third Quarter	$4.15	$3.29
Fourth Quarter	$4.03	$3.11

2016	High	Low
First Quarter	$3.88	$1.57
Second Quarter	$4.20	$2.43
Third Quarter	$5.23	$2.26
Fourth Quarter	$5.27	$3.81

As of February 16, 2018, we had 316 holders of record of our Class A Common Stock.

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

In November 2015, we were included in the S&P MidCap 400 Index, which is more representative of our total market capitalization. The following graph compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total stockholder return on the S&P 500 Stock Index, S&P 500 Insurance Index, S&P MidCap 400 Index and S&P MidCap 400 Insurance Index.

	2012	2013	2014	2015	2016	2017
Genworth Financial, Inc.	$100.00	$206.79	$113.18	$49.67	$50.73	$41.41
S&P 500®	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
S&P 500 Insurance Index	$100.00	$146.71	$158.86	$162.56	$191.15	$222.09
S&P MidCap 400 Index	$100.00	$133.50	$146.54	$143.35	$173.08	$201.20
S&P MidCap 400 Insurance Index	$100.00	$139.73	$156.58	$173.41	$218.73	$257.52

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

The following table sets forth selected financial information. The selected financial information as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 has been derived from our audited consolidated financial statements, which are included elsewhere herewith. You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and the related notes which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions, except per share amounts)	2017	2016	2015	2014	2013
Consolidated Statements of Income Information
Revenues:
Premiums	$4,004	$4,160	$4,579	$4,700	$4,516
Net investment income	3,200	3,159	3,138	3,142	3,155
Net investment gains (losses)	265	72	(75)	(22)	(64)
Policy fees and other income	826	978	906	909	1,018

Total revenues	8,295	8,369	8,548	8,729	8,625

Benefits and expenses:
Benefits and operating expenses	7,282	7,712	8,144	9,595	7,182
Interest expense	284	337	419	433	450

Total benefits and expenses	7,566	8,049	8,563	10,028	7,632

Income (loss) from continuing operations before income taxes	729	320	(15)	(1,299)	993
Provision (benefit) for income taxes	(207)	358	(9)	(94)	313

Income (loss) from continuing operations	936	(38)	(6)	(1,205)	680
Income (loss) from discontinued operations, net of taxes (1)	(9)	(29)	(407)	157	34

Net income (loss)	927	(67)	(413)	(1,048)	714
Less: net income attributable to noncontrolling interests (2)	110	210	202	196	154

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$817	$(277)	$(615)	$(1,244)	$560

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.66	$(0.50)	$(0.42)	$(2.82)	$1.07

Diluted (3)	$1.65	$(0.50)	$(0.42)	$(2.82)	$1.05

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders per share:
Basic (1)	$(0.02)	$(0.06)	$(0.82)	$0.32	$0.07

Diluted (1)	$(0.02)	$(0.06)	$(0.82)	$0.32	$0.07

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.64	$(0.56)	$(1.24)	$(2.51)	$1.13

Diluted (3)	$1.63	$(0.56)	$(1.24)	$(2.51)	$1.12

Weighted-average common shares outstanding: (4)
Basic	499.0	498.3	497.4	496.4	493.6

Diluted (3)	501.4	498.3	497.4	496.4	498.7

Cash dividends declared per common share	$—	$—	$—	$—	$—

	Years ended December 31,
(Amounts in millions)	2017	2016	2015	2014	2013
Selected Segment Information
Total revenues:
U.S. Mortgage Insurance	$772	$726	$665	$639	$616
Canada Mortgage Insurance	780	645	564	669	760
Australia Mortgage Insurance	(40)	440	474	537	555
U.S. Life Insurance	6,471	6,250	6,545	6,587	6,330
Runoff	339	302	259	275	302
Corporate and Other	(27)	6	41	22	62

Total	$8,295	$8,369	$8,548	$8,729	$8,625

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance	$311	$249	$179	$91	$37
Canada Mortgage Insurance	204	159	140	167	182
Australia Mortgage Insurance	(79)	65	103	27	227
U.S. Life Insurance	112	(146)	(253)	(1,405)	384
Runoff	61	25	(5)	14	49
Corporate and Other	217	(600)	(372)	(295)	(353)

Total	$826	$(248)	$(208)	$(1,401)	$526

Consolidated Balance Sheet Information
Total investments	$73,392	$71,569	$69,128	$71,773	$67,203
All other assets (5)	31,905	33,089	37,176	37,400	38,370
Assets held for sale (1)	—	—	127	2,143	2,425

Total assets	$105,297	$104,658	$106,431	$111,316	$107,998

Policyholder liabilities	$76,228	$75,359	$74,087	$73,313	$69,733
Non-recourse funding obligations	310	310	1,920	1,981	2,021
Long-term borrowings	4,224	4,180	4,570	4,612	5,131
All other liabilities	9,207	10,342	11,090	13,519	14,242
Liabilities held for sale (1)	—	—	127	1,094	1,251

Total liabilities	$89,969	$90,191	$91,794	$94,519	$92,378

Accumulated other comprehensive income (loss)	$3,027	$3,094	$3,010	$4,446	$2,542
Noncontrolling interests (2)	$1,910	$1,823	$1,813	$1,874	$1,227
Total equity	$15,328	$14,467	$14,637	$16,797	$15,620

U.S. Statutory Financial Information (6)
Statutory capital and surplus (7)	$5,793	$5,575	$5,631	$5,409	$5,104
Asset valuation reserve	$381	$351	$339	$311	$272

(1)	On May 9, 2016, GMICO, our wholly-owned indirect subsidiary, sold our European mortgage insurance business, which was accounted for as held for sale and its financial position was separately reported for all periods presented. On December 1, 2015, we sold our lifestyle protection insurance business, which was accounted for as discontinued operations and its financial position and results of operations were separately reported for all periods presented. On August 30, 2013, we sold our wealth management business, which was accounted for as discontinued operations and its financial position and results of operations were separately reported for all periods presented. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.
(2)

Noncontrolling interests relate to the third-party public ownership of our Australian and Canadian mortgage insurance businesses. On May 21, 2014, Genworth Australia, a holding company for Genworth’s Australian mortgage insurance business, completed an IPO of 220 million of its ordinary shares. Following completion of the initial offering, we beneficially owned 66.2% of the ordinary shares of Genworth Australia. On May 15, 2015, we sold 92.3 million of our shares in Genworth Australia at AUD$3.08 per ordinary share. Following completion of this offering, Genworth Financial beneficially owns 52.0% of the ordinary shares of Genworth Australia through subsidiaries. We completed an IPO of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. We currently hold approximately 57.1% of the outstanding common shares of Genworth Canada on a consolidated basis through subsidiaries. See note 23 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to noncontrolling interests.
(3)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016, 2015 and 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the years ended December 31, 2016, 2015 and 2014, as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of 2.0 million, 1.6 million and 5.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016, 2015 and 2014, dilutive potential weighted-average common shares outstanding would have been 500.3 million, 499.0 million and 502.0 million, respectively.
(4)	The number of shares used in our calculation of diluted earnings per common share in 2013 and 2017 was affected by stock options, RSUs and SARs and was calculated using the treasury method.
(5)	We have several significant reinsurance transactions with UFLIC, an affiliate of GE, our former parent company, in which we ceded certain blocks of structured settlement annuities, variable annuities and long-term care insurance. As a result of these transactions, we transferred investment securities to UFLIC and recorded a reinsurance recoverable that was included in “all other assets.” For a discussion of this transaction, refer to note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
(6)	We derived the U.S. Statutory Financial Information from Annual Statements of our U.S. domiciled insurance company subsidiaries that were filed with the insurance departments in states where we are domiciled and were prepared in accordance with statutory accounting practices prescribed or permitted by the insurance departments in states where we are domiciled. These statutory accounting practices vary in certain material respects from U.S. GAAP.
(7)	Combined statutory capital and surplus for our U.S. domiciled insurance subsidiaries includes surplus notes issued by our U.S. life insurance subsidiaries and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries. The combined statutory capital and surplus as of December 31, 2015 was re-presented as if the merger of BLAIC with and into GLIC occurred on January 1, 2015 in accordance with the statutory merger method (see note 18 in “Part II—Item 8— Financial Statements and Supplementary Data” for additional information). However, we did not re-present the combined statutory net loss for the years ended December 31, 2014 and 2013 in accordance with statutory accounting principles and, therefore, the amounts are not comparable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our financial information

The financial information in this Annual Report on Form 10-K has been derived from our consolidated financial statements.

Revenues and expenses

Our revenues consist primarily of the following:

•	U.S. Mortgage Insurance. The revenues in our U.S. Mortgage Insurance segment consist primarily of:

•	net premiums earned on U.S. mortgage insurance policies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio; and

•	fee revenues from contract underwriting services.

•	Canada Mortgage Insurance. The revenues in our Canada Mortgage Insurance segment consist primarily of:

•	net premiums earned on Canada mortgage insurance policies; and

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio.

•	Australia Mortgage Insurance. The revenues in our Australia Mortgage Insurance segment consist primarily of:

•	net premiums earned on Australia mortgage insurance policies; and

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio.

•	U.S. Life Insurance. The revenues in our U.S. Life Insurance segment consist primarily of:

•	net premiums earned on individual and group long-term care insurance, individual term life insurance and single premium immediate annuities with life contingencies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolios; and

•	policy fees and other income, including surrender charges, mortality and expense risk charges, and other administrative charges.

•	Runoff. The revenues in our Runoff segment consist primarily of:

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolios; and

•	policy fees and other income, including mortality and expense risk charges, primarily from variable annuity contracts, and other administrative charges.

•	Corporate and Other. The revenues in Corporate and Other activities consist primarily of:

•	net premiums earned primarily on mortgage insurance policies in certain smaller international mortgage insurance businesses;

•	unallocated net investment income and net investment gains (losses); and

•	policy fees and other income from other businesses that are managed outside of our operating segments and eliminations of inter-segment transactions.

Our expenses consist primarily of the following:

•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

•	acquisition and operating expenses, including commissions, marketing expenses, legal expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);

•	amortization of DAC and other intangible assets;

•	interest and other financing expenses; and

•	income taxes.

We allocate corporate expenses to each of our operating segments using various methodologies, including based on the amount of capital allocated to each operating segment.

We allocate our consolidated provision for income taxes to our operating segments by applying a specific tax rate to the pre-tax income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign income. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities. The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year.

The effective tax rates disclosed herein are calculated using whole dollars. As a result, the percentages shown may differ from an effective tax rate calculated using rounded numbers.

Executive Summary of Financial Results

Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated.

2017 compared to 2016

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $817 million in 2017 and a net loss available to Genworth Financial, Inc.’s common stockholders of $277 million in 2016.

•

In the fourth quarter of 2017, we recorded $456 million of net tax benefits primarily from changes in U.S. tax legislation under the TCJA and other items. These tax benefits were mostly related to a $258 million release of a valuation allowance recorded in 2016, the impact from changes in the federal tax rate and the release of shareholder liability taxes, partially offset by higher transition taxes. Our valuation allowance was reduced by $258 million principally related to the TCJA and from improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses (see “—Regulation—Changes in tax law”).

•	In 2017, our Australian mortgage insurance business reviewed its premium earnings pattern and recorded an unfavorable adjustment to net income (loss) of $152 million, net of taxes and noncontrolling interests. A portion of this loss, $11 million, was recorded in Corporate and Other activities in connection with our allocation methodology for income taxes with the remaining loss of $141 million reflected in our Australia Mortgage Insurance segment. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. As a result of these changes, earned premiums and amortization of DAC are expected to increase over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged (see “—Critical Accounting Estimates” for additional information).

•	Benefits and other changes in policy reserves decreased across our mortgage insurance businesses, particularly in our U.S. Mortgage Insurance and Canada Mortgage Insurance segments, which decreased pre-tax by $53 million and $50 million, respectively. These decreases were largely attributable to the favorable developments in our loss ratios discussed below.

•	The loss ratios in our U.S. Mortgage Insurance and Canada Mortgage Insurance segments were 15% and 10%, respectively, for the year ended December 31, 2017. The loss ratio in our U.S. Mortgage Insurance segment was driven mostly by improvements in the net benefit from cures and aging of existing delinquencies and from lower new delinquencies in 2017. These decreases were partially offset by $5 million of higher new delinquencies associated with areas impacted by hurricanes Harvey and Irma in 2017. A continued decline in new flow delinquencies, net of cures, mostly from overall improving regional macroeconomic conditions, along with a lower average reserve per delinquency benefited the loss ratio in our Canada Mortgage Insurance segment in 2017.

•	In our long-term care insurance business, our financial results were lower in 2016 largely from an increase of $283 million in claim reserves, net of reinsurance, as a result of our annual claims assumption review in 2016. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. For additional information, see”—Critical Accounting Estimates—Liabilities for policy and contract claims.” In 2017, we recorded higher incremental premiums and reduced benefits of $37 million from in-force rate actions approved and implemented. Our long-term care insurance results were also favorably impacted by seasonally higher claim terminations during the first half of 2017.

•	During 2016, we recorded a valuation allowance of $258 million on deferred tax assets in Corporate and Other activities. This valuation allowance was released in 2017 mostly from changes in U. S. tax legislation under the TCJA and from improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses.

•	During 2016, we recorded a $45 million expense related to the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $6 million of legal fees and expenses related to this litigation. We also recorded $3 million of additional legal fees in the prior year related to other pending litigation.

2016 compared to 2015

•	In 2016 and 2015, we had a net loss available to Genworth Financial, Inc.’s common stockholders of $277 million and $615 million, respectively.

•	We recorded a DAC impairment of $296 million in our life insurance business in the third quarter of 2015 related to a life block transaction that was completed in the first quarter of 2016 as discussed below under “Dispositions—Completed sale of a life insurance block”.

•	In our long-term care insurance business, our financial results were lower in 2016 largely from an increase of $283 million in claim reserves, net of reinsurance, as a result of our annual claims assumption review in 2016, as discussed above. These decreases were partially offset by higher premiums and reduced benefits of $130 million in 2016 from in-force rate actions approved and implemented.

•	During 2016, we recorded a valuation allowance of $258 million on deferred tax assets in Corporate and Other activities. In light of our 2016 financial projections, which included the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expected to realize. The financial projections did not include any benefits or aspects of the announced transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership. This valuation allowance was released in 2017 mostly from changes in tax legislation and from improvements in business performance, as discussed above.

•	In 2016 and 2015, we recorded charges of $196 million and $194 million, respectively, related to our annual review of assumptions in our universal and term universal life insurance products. For additional information on DAC, PVFP and reserves, see “—Critical Accounting Estimates.”

•	During 2016, we recorded $14 million related to restructuring costs as part of an expense reduction plan as we evaluated and appropriately sized our organizational needs and expenses. In addition, we recorded a loss of $6 million from the write-off of deferred borrowing costs in connection with the early extinguishment of non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016.

Significant Developments

The periods under review include, among others, the following significant developments.

Low interest rate environment

During 2017, the U.S. Federal Reserve announced that it would begin to normalize monetary policy and scale back quantitative easing. Long-term interest rates remain at historically low levels despite the fact the U.S. Federal Reserve raised its benchmark lending rate three times in 2017. As a result of the Federal Reserve’s actions, the U.S. Treasury yield curve flattened as short-term U.S. Treasury yields rose significantly while long-term U.S. Treasury yields decreased compared to 2016.

Low interest rates are relatively neutral for our U.S. and international mortgage insurance businesses. In the U.S., while low interest rates have contributed to a stronger housing market, including rising home values and an increase in first-time homebuyers, low interest rates have increased the rate at which borrowers refinance their existing mortgages and have contributed to home price appreciation, both of which can result in the cancellation of mortgage insurance coverage. For our international mortgage insurance businesses, given the attributes of the types of products we offer and the insured mortgages in these markets, refinance activity or cancellation of mortgage insurance coverage is less sensitive to interest rate changes.

In our long-term care insurance, life insurance and annuity products, low interest rates reduce the returns we earn on the investments that support our obligations under these products, which increases reinvestment risk and reduces our ability to achieve our targeted investment returns. Given the average life of our assets is shorter than the average life of the liabilities, our reinvestment risk is greater for these products as a significant portion of cash flows used to pay benefits to our policyholders and contractholders comes from investment returns. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because many contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. A low interest rate environment can also negatively impact the sufficiency of our margins on DAC and PVFP. For example, as a result of low interest rates, the margin on our fixed immediate annuities was negative throughout 2017 and resulted in the establishment of $89 million of additional reserves. See “—Critical Accounting Estimates—Future policy benefits” for additional information. In addition, prolonged periods of low interest rates have increased our statutory reserves and the required capital in our U.S. life insurance subsidiaries. As a result, historically low interest rates over the last several years have adversely impacted our business, particularly in our long-term care insurance, life insurance and annuity products, and may materially adversely impact the profitability of these products in the future.

Our investment portfolio has overall been negatively impacted by the low interest rate environment. We have had to reinvest the cash we receive as interest or return of principal on our investments that matured or were called in lower-yielding high-grade instruments or in lower-credit instruments. For example, during the three months ended December 31, 2017, we reinvested $2.4 billion at an average rate of 3.6% as compared to our annualized weighted-average investment yield of 4.7%. Our derivatives portfolio contains forward starting interest rate swaps to hedge against changes in interest rates associated with future bond purchases in our long-term care insurance business, which increase in value at lower interest rates. However, a majority of these future bond purchases are not hedged.

See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk. In addition, for a further discussion of the risks associated with interest rates, see “Part I—Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability.”

Dispositions

•	Completed sale of our mortgage insurance business in Europe. On May 9, 2016, we completed the sale of our European mortgage insurance business to AmTrust Financial Services, Inc. for $55 million and received net proceeds of approximately $50 million. During 2015, we recorded a loss of $141 million related to the sale of our mortgage insurance business in Europe. During 2016, we finalized the sale and recorded a gain of $18 million mostly related to the reversal of a deferred tax valuation allowance. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

•	Completed sale of a life insurance block. On September 30, 2015, GLAIC, our indirect wholly-owned subsidiary, entered into a Master Agreement (the “Master Agreement”) for a life block transaction with Protective Life Insurance Company (“Protective Life”). Pursuant to the Master Agreement, GLAIC and Protective Life agreed to enter into a reinsurance agreement (the “Reinsurance Agreement”), under the terms of which Protective Life would coinsure certain term life insurance business of GLAIC, net of third-party reinsurance. The Reinsurance Agreement was entered into in January 2016. In connection with entering into the Master Agreement, we recorded a DAC impairment of $296 million in the third quarter of 2015 as a result of loss recognition testing of certain term life insurance policies as part of this life block transaction. This transaction generated capital in excess of $150 million in aggregate to Genworth, including tax benefits of approximately $175 million to Genworth Holdings that were settled in July 2016, which are committed to be used in executing the restructuring plan for our U.S. life insurance businesses.

•	Sale of our lifestyle protection insurance business. On December 1, 2015, we sold our lifestyle protection insurance business to AXA and received approximately $493 million with net proceeds of approximately $400 million. During 2015, we recorded a loss of $407 million related to the sale of our lifestyle protection insurance business. During 2017 and 2016, we recorded additional losses of $9 million and $29 million, respectively. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

U.S. Mortgage Insurance

•	PMIERs compliance. As of December 31, 2017 and 2016, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. We estimate our U.S. mortgage insurance business had available assets of approximately 121% of the required assets under PMIERs as of December 31, 2017 compared to approximately 115% as of December 31, 2016. As of December 31, 2017 and 2016, the PMIERs sufficiency ratios were in excess of approximately $550 million and $350 million, respectively, of available assets above the PMIERs requirements. The increase in 2017 was driven, in part, by positive operating cash flows and the reduction in delinquent loans. This increase was partially offset by the incremental new delinquencies in areas impacted by hurricanes Harvey and Irma, which negatively impacted the PMIERs sufficiency ratio by four points, as well as growth in new insurance written. For additional information related to PMIERs, see “Part I— Item 1—Business—Regulation—Mortgage Insurance Regulation—Other U.S. regulation.”

•	PMIERs 2.0. The GSEs have recently shared with us a draft summary of proposed revisions to PMIERs, referred to as PMIERs 2.0, and have solicited feedback from eligible insurers on the proposed revisions. If PMIERs 2.0 is adopted in the form we have reviewed with an effective date of December 31, 2018, we estimate our U.S. mortgage insurance business would continue to have an excess of available assets relative to required assets under the revised standard, however, this amount would be significantly lower than under the existing PMIERs.

•	Adjusted operating income. Adjusted operating income was $311 million for the year ended December 31, 2017, an increase of $61 million compared to 2016, driven mostly by lower losses and higher premiums primarily from growth in new insurance written in 2017.

U.S. Life Insurance

•	Completion of annual long-term care insurance claims assumption review. We conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. During the third quarter of 2017, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business but did not make any significant changes to the assumptions or methodologies. However, in the third quarter of 2016, we recorded a charge of $283 million based upon the completion our annual claims assumption review. See “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information.

•	Long-term care insurance margins. In the fourth quarter of 2017, we completed our annual assumption review for our long-term care insurance business and our U.S. GAAP margins remained positive but decreased from 2016. For additional information on reserves, see “—Critical Accounting Estimates—Future policy benefits.”

•

Completion of life insurance assumption review. We complete our annual review of assumptions in our life insurance business typically during the fourth quarter. As a result of the 2017 review, we recorded a $74 million unfavorable adjustment to net income (loss) in our universal and term universal life insurance products. The negative impact was primarily driven by emerging mortality experience and from prolonged low interest rates. In the fourth quarter of 2016, we recorded $196 million of charges in our universal and term universal life insurance products. The negative impact was primarily driven by assumption changes due to emerging mortality experience in older age populations with more modest assumption updates to interest rates, persistency and other refinements, partially offset by updated assumptions related to future policy charges. For additional information on DAC and reserves, see “—Critical Accounting Estimates—Deferred acquisition costs/Policyholder account balances.”

•	Completion of BLAIC repatriation. In February 2016, as part of restructuring our U.S. life insurance businesses, we announced an initiative to repatriate existing reinsured business from BLAIC, our primary Bermuda domiciled captive reinsurance subsidiary, to our U.S. life insurance subsidiaries in 2016. Effective April 1, 2016, we recaptured a block of universal life insurance from BLAIC to GLAIC. In addition, effective July 1, 2016, we recaptured a block of term life insurance from BLAIC to GLAIC and terminated a term life insurance excess of loss treaty with BLAIC. The repatriation was completed through the merger of BLAIC into GLIC in October 2016.

•	Suspension of sales of our traditional life insurance and fixed annuity products. As part of our initiative to restructure our U.S. life insurance businesses, we decided to suspend sales of our traditional life insurance and fixed annuity products on March 7, 2016 given the continued impact of ratings and recent sales levels of these products. This action, along with reducing expense levels in our U.S. life insurance businesses resulted in approximately $18 million of restructuring charges and $50 million of pre-tax cash expense savings in the first half of 2016.

•	Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and/or reduced benefits on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these rate action filings, we received 114 filing approvals from 36 states in 2017, representing a weighted-average increase of 28% on approximately $714 million in annualized in-force premiums. We also submitted 226 new filings in 45 states in 2017 on approximately $1.3 billion in annualized in-force premiums.

Liquidity and Capital Resources

•	Genworth Canada New Credit Facility. On September 29, 2017, Genworth Canada, our majority-owned subsidiary, entered into a CAD$200 million syndicated senior unsecured revolving credit facility, which matures on September 29, 2022. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the credit agreement. The credit facility includes customary representations, warranties, covenants, terms and conditions. This syndicated credit facility replaced an existing CAD$100 million senior unsecured revolving credit facility which was cancelled on September 29, 2017. As of December 31, 2017, there was no amount outstanding under Genworth Canada’s credit facility.

•	Redemption of Genworth Holdings’ 2016 notes. In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest using cash proceeds received from the sale of our lifestyle protection insurance business.

•	Repurchase of Genworth Holdings senior notes. During the three months ended March 31, 2016, we repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

•	Completion of Genworth Holdings’ bond consent solicitation. Genworth Holdings paid total fees related to the bond consent solicitation of approximately $61 million, including bond consent fees of $43 million, which were deferred, as well as broker, advisor and investment banking fees of $18 million, which were expensed, in 2016.

•	Redemption of non-recourse funding obligations. During the three months ended March 31, 2016, in connection with a life block transaction, River Lake Insurance Company (“River Lake”), our indirect wholly-owned subsidiary, redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake Insurance Company II (“River Lake II”), our indirect wholly-owned subsidiary, redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. We have described certain material trends and conditions in the relevant consolidated and segment discussions below.

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

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of December 31:

	2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$56,947	$—	$56,947	$—
Broker quotes	615	—	—	615
Internal models	4,963	—	1,628	3,335

Total fixed maturity securities	$62,525	$—	$58,575	$3,950

	2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$55,290	$—	$55,290	$—
Broker quotes	713	—	—	713
Internal models	4,569	—	981	3,588

Total fixed maturity securities	$60,572	$—	$56,271	$4,301

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

Amortization of DAC for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions including interest rates, policyholder persistency or lapses, insured mortality and expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2017, 2016 and 2015, key assumptions were unlocked in our U.S. Life Insurance and Runoff segments to reflect our current expectation of future investment spreads, lapse rates and mortality.

We review DAC for recoverability at least annually. For deferred annuity and universal life insurance contracts, if the present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to net income (loss) is recorded for additional DAC amortization. For traditional long-duration and short-duration contracts, if the benefit reserves plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to net income (loss) is recorded for additional DAC amortization or for increased benefit reserves. The evaluation of DAC recoverability is subject to inherent uncertainty and requires significant judgment and estimates to determine the present values of future premiums, estimated gross profits and expected losses and expenses of our businesses.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization. For the years ended December 31, 2017, 2016 and 2015, assumptions were unlocked in our mortgage insurance businesses to reflect our current expectation of future persistency and loss projections.

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

The following table sets forth the increase (decrease) in amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2017	2016	2015
U.S. Life Insurance	$13	$128	$97
Australia Mortgage Insurance	(18)	—	1
U.S. Mortgage Insurance	—	—	1
Runoff	(2)	(2)	(5)

Total	$(7)	$126	$94

Assumption reviews

U.S. Life Insurance segment

In the fourth quarter of 2017, as part of our annual review of assumptions, we increased DAC amortization by $23 million in our universal and term universal life insurance products, reflecting updated assumptions primarily for emerging mortality experience and lower long-term interest rates. Also in connection with our fourth quarter of 2017 review of assumptions, we decreased DAC amortization by $10 million in our single premium deferred annuity products predominantly from lower investment yields in 2017.

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

Australia Mortgage Insurance segment

As part of our annual premium earnings pattern review, we decreased DAC amortization by $18 million in our mortgage insurance business in Australia in the fourth quarter of 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. The review resulted in a refinement of premium recognition factors and a cumulative adjustment that was applied retrospectively as of October 1, 2017. As a result of these changes, earned premiums and amortization of DAC are expected to increase over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged. See “—Unearned premiums—” below for additional details on our Australian mortgage insurance business premium earnings pattern review.

Loss recognition testing

As discussed above, U.S. GAAP requires that assumptions on traditional long-duration insurance products not be modified (or unlocked) unless recoverability testing, also known as loss recognition testing, deems them to be inadequate. Given we have experienced historically low interest rate spreads, which have impacted the margins of our fixed immediate annuity products, in the second quarter of 2016, we performed our loss recognition testing and determined that we had a premium deficiency that resulted in negative margin of $32 million on our fixed immediate annuity products. The results of the test were primarily driven by the low interest rate environment in the second quarter of 2016. As a result, as of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization. Additional information related to the premium deficiency of our fixed immediate annuity products is more fully discussed under “—Insurance liabilities and reserves—Future policy benefits” below.

As part of a life block transaction in 2015, we recorded $455 million of additional DAC amortization to reflect loss recognition on certain term life insurance policies. This life block transaction was completed in the first quarter of 2016.

As of December 31, 2017, 2016 and 2015, we believe all of our other businesses had sufficient future income and therefore the related DAC was recoverable.

Shadow accounting adjustments

In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these shadow adjustments may reverse from period to period. As of December 31, 2017, due primarily to the decline in interest rates increasing unrealized investments gains, we reduced the DAC balance of our long-term care insurance business to zero, a cumulative decrease in the accumulated effect of net unrealized investment gains of approximately $1.3 billion with an offsetting amount recorded in other comprehensive income (loss). In addition, we increased our future policy benefit reserves in our long-term care insurance business by a cumulative amount of approximately $1.0 billion as of December 31, 2017, with an offsetting amount recorded in other comprehensive income (loss). As of December 31, 2016, we reduced the DAC balance and increased future policy benefit reserves in our long-term care insurance business by $439 million and $373 million, respectively, with offsetting amounts recorded in other comprehensive income (loss) due largely to the deterioration of the loss recognition testing margin of our long-term care insurance block, excluding the acquired block. There was no impact to net income (loss) in 2017 or 2016. See “—Insurance liabilities and reserves—Future policy benefits” for additional details on our loss recognition testing margin of our long-term care insurance block, excluding the acquired block.

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

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2017 and 2016, we believe all of our businesses had sufficient future income, therefore, the related PVFP was recoverable based on our current best estimate of assumptions.

For the years ended December 31, 2017, 2016 and 2015, there were no charges to income (loss) as a result of our PVFP recoverability testing.

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

Future policy benefits

The liability for future policy benefits is equal to the present value of future benefits and expenses, less the present value of expected future gross premiums based on assumptions including investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses. In our long-term care insurance business, our assumptions also include anticipated future premium increases from future in-force rate actions (including anticipated actions that have not yet received regulatory approval). The liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing using current assumptions based on the manner of acquiring, servicing and measuring the profitability of the insurance contracts. Loss recognition testing is generally performed at the line of business level, with acquired blocks and certain reinsured blocks tested separately. Changes in how we manage certain polices could require separate loss recognition testing and could result in future charges to income.

Long-term care insurance block, excluding our acquired block

We annually perform loss recognition testing for the liability for future policy benefits for our long-term care insurance products in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. The results of historic loss recognition testing were mostly driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used. We include future rate actions in our loss recognition testing in addition to those rate actions that had already been filed and approved or awaiting regulatory approval. Our assumption for future anticipated rate actions is based on our best estimate of the rate increases we expect given our claims cost expectations and uses our historical experience from rate increase approvals. In addition, we review other assumptions, particularly related to claim frequency, lapse rates, morbidity, mortality improvement and expenses, and update these assumptions as appropriate.

In 2017 and 2016, the results of our loss recognition testing on our long-term care insurance block, excluding the acquired block, indicated that our DAC was recoverable and reserves were sufficient, with a margin of approximately $0.4 billion to $0.8 billion as of December 31, 2017 compared to approximately $0.8 billion to $1.3 billion as of December 31, 2016. Our loss recognition testing margin decreased in 2017 primarily from higher costs related to changes in expected future incidence of claims, partially offset by an increase in benefits of planned future in-force rate actions. The assumption for future anticipated rate actions increased our margin by approximately $7.9 billion, an increase of approximately $0.6 billion from 2016. Although the impact of higher anticipated in-force rate actions had a positive impact on the 2017 margin, that impact was not sufficient enough to mitigate the adverse impact on our margin from other changes to our assumptions.

We assume a static discount rate that is in line with our current portfolio yield. Our discount rate assumption for our long-term care insurance block, excluding the acquired block, was 5.30% in 2017 and 5.31% in 2016. This rate represents our expected investment returns based on the portfolio of assets supporting the net U.S. GAAP liability as of the calculation date and, therefore, excluded the benefits of qualifying hedge gains that are not currently amortizing. In the select sensitivities below, for both our long-term care insurance block excluding our acquired block and our acquired block, the 25 basis point decrease in the discount rate refers to a reduction in our portfolio yields. As of December 31, 2017 and 2016, the liability for future policy benefits associated with our long-term care insurance block, excluding the acquired block, was $20.9 billion and $19.2 billion, respectively.

The impact on our 2017 long-term care insurance loss recognition testing margin for select sensitivities were as follows:

(Amounts in millions)	Other Block (Excluding the Acquired Block)
Sensitivities on 2017 loss recognition testing:
5% relative increase in future claim costs	$(2,300)
Discount rate decrease of 25 basis points	(1,200)
10% reduction in benefit of future in-force rate actions	(800)

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

Profits followed by losses

With respect to our long-term care insurance block, excluding the acquired block, while loss recognition testing supports that in the aggregate our reserves are sufficient, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through approximately 2031, by the amounts necessary to offset estimated losses during the periods that follow. Such additional reserves are updated each period and calculated based on our estimate of the amount necessary to offset the losses in future periods utilizing expected income and current best estimate assumptions based on actual and anticipated experience, consistent with our loss recognition testing. We adjust the accrual rate prospectively, over the remaining profit periods, without any catch-up adjustment. During the years ended December 31, 2017 and 2016, we increased our long-term care insurance future policy benefit reserves by $72 million and $17 million, respectively, to accrue for profits followed by losses. As of December 31, 2017, the total amount accrued for profits followed by losses was $102 million. The accrual was impacted by the pattern and present value of expected future losses and is updated annually at the time in which we perform loss recognition testing. In general, a higher present value of expected losses will increase the accrual. During the fourth quarter of 2017, we updated our loss recognition testing assumptions which resulted in an increase in the present value of expected losses. The present value of expected losses was approximately $2.8 billion and $2.2 billion as of December 31, 2017 and 2016, respectively. The increase in the present value of expected losses was largely related to the deterioration of the loss recognition testing margin of our long-term care insurance block, excluding the acquired block as described above. We currently estimate approximately 83% of those profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods, which will reduce our earnings going forward. In 2016, we estimated a factor of approximately 66% to ratably accrue additional future policy benefits. The increase in this factor represents a higher ratio of the present value of expected losses to the present value of expected profits and will result in lower recognized profits in the future. The higher factor is a result of the increase in our expected losses and from the decrease in the long-term care margin.

Acquired block of long-term care insurance

In 2014, we had a premium deficiency in our acquired block of long-term care insurance; therefore, our assumptions that were updated subsequent to the premium deficiency have remained locked-in. These updated assumptions will remain locked-in unless, and until such time as, another premium deficiency occurs. Due to the premium deficiency that existed in 2014, we monitor our acquired block more frequently than annually.

In 2017, our acquired block of long-term care insurance had positive margin of approximately $100 million to $200 million and approximately $200 million in 2016. Our discount rate assumption decreased slightly from 7.04% in 2016 to 7.02% in 2017. As of December 31, 2017 and 2016, the liability for future policy benefits associated with our acquired block of long-term care insurance was $2.4 billion.

The impact on our 2017 long-term care insurance loss recognition testing margin for select sensitivities were as follows:

(Amounts in millions)	Acquired Block
Sensitivities on 2017 loss recognition testing margin:
5% relative increase in future claim costs	$(160)
Discount rate decrease of 25 basis points	(40)
10% reduction in benefit of future in-force rate actions	(15)

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

In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. As of December 31, 2017 and 2016, due primarily to the decline in interest rates increasing unrealized investments gains and the deterioration of the loss recognition testing margin of our long-term care insurance block, excluding the acquired block, we increased our future policy benefit reserves by a cumulative amount of approximately $1.0 billion and $0.4 billion, respectively, with offsetting amounts recorded in other comprehensive income (loss). There was no impact to net income (loss) in 2017 or 2016. See “—Critical Accounting Estimates—Deferred acquisition costs” for additional details.

Term and whole life insurance

Similar to our long-term care insurance products, we annually perform loss recognition testing for the liability for future policy benefits for our term and whole life insurance products in the aggregate, excluding our acquired block, which is tested separately. The margin of our term and whole life insurance products has fluctuated over the years. As of December 31, 2017 and 2016, we had margin of approximately zero to $100 million and $400 million to $600 million, respectively, and a DAC balance of $1.3 billion and $1.4 billion, respectively, on our term and whole life insurance products, excluding the acquired block. If our margin is reduced below zero for our term and whole life insurance products, excluding our acquired block, we would amortize DAC up to the amount of DAC recorded on our balance sheet and if DAC was fully written off, establish additional future policy benefit reserves, either of which would result in a charge to current period net income (loss).

As of December 31, 2017 and 2016, we had margin of approximately zero to $300 million and $100 million to $200 million, respectively, and a PVFP balance of $82 million and $90 million, respectively, on our acquired block of term and whole life insurance products. If our margin is reduced below zero for our acquired block of term and whole life insurance products, we would amortize PVFP up to the amount of PVFP recorded on our balance sheet and if PVFP was fully written off, establish additional future policy benefit reserves, either of which would result in a charge to current period net income (loss).

The risks we face mostly include adverse variations in mortality and lapse assumptions. Adverse experience in one or all of these risks could result in the DAC associated with our term and whole life insurance products, excluding our acquired block and PVFP associated with our acquired block of term and whole life insurance products to no longer be fully recoverable as well as the required establishment of additional future policy benefit reserves. Any favorable variation would result in additional margin in our DAC and PVFP loss recognition analysis and would result in higher income recognition over the remaining duration of the in-force block. The sensitivities in the table below are changes that we consider to be reasonably possible given historical changes in market conditions and our experience we these products. Furthermore, adverse variations in our mortality and lapse assumptions would primarily impact our term and whole life insurance products, excluding our acquired block, therefore, the sensitivities in the table below only include impacts to our loss recognition testing margin on this block.

(Amounts in millions)	Other Block (Excluding the Acquired Block)
Sensitivities on 2017 loss recognition testing:
2% higher mortality	$(80)
10% increase in lapses	(400)

The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another.

Fixed immediate annuities

Historically low interest rate spreads have impacted the margins of our fixed immediate annuity products. In 2017 and 2016, we performed loss recognition testing and determined that we had premium deficiencies in our fixed immediate annuity products. In the second quarter of 2016, we performed our loss recognition testing and determined that we had a premium deficiency that resulted in negative margin of $32 million on our fixed immediate annuity products, primarily driven by the low interest rate environment. As a result, as of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization. In addition, as a result of our fixed immediate annuity loss recognition testing as of December 31, 2017 and 2016, we increased our future policy benefit reserves and recognized expenses of $89 million and $24 million, respectively. The premium deficiency test results were primarily driven by the low interest rate environment and updated assumptions to future policy charges. The updated assumptions will remain locked-in until such time as we determine another premium deficiency exists. The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected in net income (loss) if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to net income (loss), and would result in higher income recognition over the remaining duration of the in-force block. Due to the premium deficiencies that existed in 2017 and 2016 and the continuing low interest rate environment, we will monitor our fixed immediate annuity products more frequently than annually.

The risks we face include adverse variations in interest rates, credit spreads and/or mortality. Adverse experience in one or all of these risks would result in the establishment of additional benefit reserves and would be immediately reflected in net income (loss) if our margin for this block is again reduced to below zero. As of December 31, 2017, for our fixed immediate annuity products, we estimate that a combined 50 basis point reduction in interest rates or credit spreads from the December 31, 2017 levels, or 2% lower mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in margin reduction of approximately $23 million or $22 million, respectively.

Policyholder account balances

The liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date for investment-type and universal and term universal life insurance contracts. We are also required to establish additional benefit reserves for guarantees or product features in addition to the contract value where the additional benefit reserves are calculated by applying a benefit ratio to accumulated contractholder assessments, and then deducting accumulated paid claims. The benefit ratio is equal to the ratio of benefits to assessments, accumulated with interest and considering both past and anticipated future experience.

In the fourth quarter of 2017, as part of our annual review of assumptions, we increased the liability for policyholder account balances by $70 million for our universal and term universal life insurance products, reflecting updated assumptions primarily for emerging mortality experience and from prolonged low interest rates. In the fourth quarter of 2016, as part of our annual review of assumptions, we increased the liability for policyholder account balances by $202 million for our universal and term universal life insurance products, reflecting updated assumptions primarily for mortality experience in older age populations. In the fourth quarter of 2015, as part of our annual review of assumptions, we increased the liability for policyholder account balances by $175 million for our universal and term universal life insurance products, reflecting updated assumptions for persistency, long-term interest rates, mortality and other refinements.

As of December 31, 2017 and 2016, we had DAC of $413 million and $673 million, respectively, and total policyholder account balances including reserves in excess of the contract value of $8.0 billion and $7.7 billion, respectively, related to our universal and term universal life insurance products. As of December 31, 2017, for our universal and term universal life insurance products, 2% higher mortality would result in a charge to net income (loss) of approximately $56 million. This is an adverse change that we consider to be reasonably possible given historical changes in experience of these products. Adverse experience in persistency and long-term interest rates could also result in the DAC amortization associated with those products being accelerated as well as the establishment of higher additional benefit reserves. Any favorable changes in these assumptions would result in lower DAC amortization as well as a reduction in the liability for policyholder account balances.

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

Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded through net income (loss).

The following table sets forth our recorded liability for policy and contract claims by business as of December 31:

(Amounts in millions)	2017	2016
Long-term care insurance	$8,548	$8,034
U.S. mortgage insurance	455	635
Life insurance	244	226
Australia mortgage insurance	218	211
Canada mortgage insurance	87	112
Fixed annuities	24	16
Runoff	11	15
Other mortgage insurance	7	7

Total liability for policy and contract claims	$9,594	$9,256

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

During the third quarters of 2017 and 2015, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business and determined, based on our experience, no adjustments were required.

During the third quarter of 2016, we completed our annual review of our long-term care insurance claim reserve assumptions. Based on this review we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. The primary impact of assumption changes was from an overall lowering of claim termination rate assumptions for longer duration claims, particularly for reimbursement claims. We also updated our claim termination rate assumptions to reflect differences between product types, separating our indemnity and reimbursement blocks that were previously combined, and modestly refined our utilization rate assumptions and methodologies as well as refined our methodology primarily related to the calculation of incurred but not reported reserves to better reflect the aging of the in-force blocks. As a result of this review, we increased our long-term care insurance claim reserves by $460 million and increased reinsurance recoverables by $25 million in the third quarter of 2016. In addition, certain of our third-party reinsurance counterparties updated their assumptions and methodologies, which increased our long-term care insurance claim reserves by $222 million with an offsetting increase in reinsurance recoverables of $222 million in the fourth quarter of 2016.

Mortgage insurance

Estimates of mortgage insurance reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions developed based on past experience and our expectation of future development. These assumptions include claim rates for loans in default, the average amount paid for loans that result in a claim and provisions for loans within our delinquency inventory that will be rescinded or modified (collectively referred to as “loss mitigation actions”) based on the effects that such loss mitigation actions have had on our historical claim frequency rates, including an estimate for reinstatement of previously rescinded coverage. Each of these assumptions is established by management based on historical and expected experience. We have established processes, as well as contractual rights, to ensure we receive timely information from loan servicers to aid us in the establishment of our estimates. In addition, when we have obtained sufficient facts and circumstances through our investigative process, we have the unilateral right under our master policies and at law to rescind coverage on the underlying loan certificate as if coverage never existed. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, loss reserves are not established for future claims on insured loans that are not currently in default.

Management reviews the loss reserves quarterly for adequacy, and if indicated, updates the assumptions used for estimating and calculating such reserves based on actual experience and our historical frequency of claim and severity of loss rates that are applied to the current population of delinquencies. Factors considered in establishing loss reserves include claim frequency patterns (reflecting the loss mitigation actions on such claim patterns), the aged category of the delinquency (i.e., age and progression of delinquency to claim) and loan coverage percentage. The establishment of our mortgage insurance loss reserves is subject to inherent uncertainty and requires judgment. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Our estimates could be adversely affected by several factors, including, but not limited to, a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings and an adverse change in the effectiveness of loss mitigation actions that could result in an increase in the frequency of expected claim rates. Our estimates are also affected by the extent of fraud and misrepresentation that we uncover in the loans that we have insured and the coverage upon which we have consequently rescinded or may rescind going forward. Our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be rescinded or modified, as well as estimates of the number of loans for which coverage may be reinstated under certain conditions following a rescission action.

In considering the potential sensitivity of the factors underlying management’s best estimate of our mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated delinquency-to-claim rate (“frequency”) or a relatively small percentage change in estimated claim amount (“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. For example, based on our actual experience during the three-year period ended December 31, 2017 in our U.S. mortgage insurance business, a quarterly change of 2% in the average frequency reserve factor would change the gross reserve amount for such quarter by approximately $27 million for our U.S. mortgage insurance business. Based on our actual experience during 2017, a quarterly change of, for example, $1,000 in the average severity reserve factor combined with a 1% change in the average frequency reserve factor would change the gross reserve amount by approximately $3 million and $9 million for our mortgage insurance businesses in Canada and Australia, respectively, based on current exchange rates.

Unearned premiums. In our mortgage insurance businesses in Canada and Australia, the majority of our insurance contracts are single premium. We also have single premium insurance contracts in our U.S. mortgage insurance business, although these products make up a smaller portion of our product mix in the United States. As of December 31, 2017, we had $0.4 billion of unearned premiums related to our U.S. mortgage insurance business. The majority of our insurance contracts in our U.S. mortgage insurance business have recurring premiums, as discussed below. For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums, and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation, if not included in our expected earnings pattern. The expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical and expected experience. In our mortgage insurance businesses in Canada and Australia, we recognize unearned premiums over a period of up to 12 years, most of which are recognized between two and six years from issue date. The recognition of earned premiums for our mortgage insurance businesses in Canada and Australia involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We regularly review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income (loss). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates or our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion in Canada and Australia would result in a reduction in earned premiums of approximately $7 million and $2 million, respectively, in the first full year following the decline in flow new insurance written based on current pricing and expected pattern of risk emergence. However, this decline would be partially offset by the recognition of earned premiums from established unearned premium reserves primarily from the last three years of business.

As of December 31, 2017 and 2016, we had $4.0 billion and $3.4 billion, respectively, of unearned premiums, of which $1.7 billion and $1.6 billion, respectively, related to our mortgage insurance business in Canada, $1.3 billion and $0.9 billion, respectively, related to our mortgage insurance business in Australia and $0.4 billion and $0.3 billion, respectively, related to our U.S. mortgage insurance business. For the year ended December 31, 2017, we decreased earned premiums by $468 million in our mortgage insurance business in Australia as a result of adjustments made to our expected pattern of risk emergence. Our annual premium earnings pattern review in 2017 indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. The review resulted in a refinement of premium recognition factors and a cumulative adjustment that was applied retrospectively as of October 1, 2017. As a result of these changes, earned premiums and amortization of DAC are expected to increase over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged. There were no adjustments to earned premiums in our other mortgage insurance businesses for the year ended December 31, 2017. For the year ended December 31, 2016, we had no adjustments to any of our mortgage insurance businesses. For the year ended December 31, 2015, adjustments made to our expected pattern of risk emergence and policy cancellation assumptions resulted in an increase of $8 million in earned premiums primarily in our Australian mortgage insurance business.

Our expected pattern of risk emergence for our mortgage insurance businesses in Canada and Australia is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than expected loss development or policy cancellations could result in further material increases or decreases in the recognition of earned premiums depending on the magnitude of the difference between actual and expected experience. Additional loss development emergence and policy cancellation variations could result in further increases or decreases in unearned premiums and could impact operating results depending on the magnitude of variation experienced (assuming other assumptions held constant).

In our U.S. mortgage insurance business, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $5 million in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $73 million during the first full year, potentially offset by lower reserves due to policies no longer being in force.

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

Valuation of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at our taxpaying component level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider carryback capacity, reversal of taxable temporary differences, future taxable income and tax planning strategies. Tax planning strategies are actions that are prudent and feasible, that an entity ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by, but not limited to, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. Based on our analysis, we believe it is more likely than not that the results of future operations and reversal of taxable temporary differences will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

As of December 31, 2017, we had a net deferred tax asset of $477 million. We had a consolidated gross deferred tax asset of $499 million related to NOL carryforwards. In the United States, we have $2.3 billion of federal NOLs as of December 31, 2017, which, if unused, will expire beginning in 2021. Foreign tax credit carryforwards amounted to $603 million as of December 31, 2017, which, if unused, will begin to expire in 2022. The amount of NOLs set to expire in 2021 is $35 million. The amount of foreign tax credit carryforwards set to expire in 2022 is $105 million. As of December 31, 2017, we had a $363 million valuation allowance related to state deferred tax assets, foreign net operating losses and a specific federal separate tax return net operating loss deferred tax asset.

In 2017, we released $258 million of our valuation of allowance that was recorded in 2016 related to judgments regarding the future realization of certain foreign tax credits. In light of our latest financial projections, which include the impact of changes in U.S. tax legislation under the TCJA and improvements in business performance, mostly in our U.S. mortgage insurance business and lower operating earnings volatility in our U.S. life insurance business, we believe that it is more likely than not that the benefits of these foreign tax credits will be realized (see “—Regulation—Changes in tax law”). The financial projections did not include any benefits or aspects of the proposed transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership.

Although we had net income available to Genworth Financial, Inc.’s common stockholders of $817 million in 2017, we are currently in a three-year cumulative pre-tax loss position in our U.S. jurisdiction as of December 31, 2017. A cumulative loss position is considered significant negative evidence in assessing the realizability of our deferred tax assets. Our ability to realize our deferred tax assets of $477 million, which includes deferred tax assets of $1.1 billion related to NOL carryforwards and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in future years. Management has concluded that there is sufficient positive evidence to overcome this negative evidence for the NOL carryforwards and the foreign tax credit carryforwards. This positive evidence includes the fact that: (i) our three-year cumulative pre-tax loss position includes significant charges that are not expected to recur in the future, including a loss on the sale of our lifestyle protection insurance business in 2015 and a loss recorded in 2015 related to the sale of our mortgage insurance business in Europe; (ii) our profitable U.S. operating forecasts which include in-force premium rate actions already obtained in our long-term care insurance business, favorable development in interest rates, improvements in business performance; driven mostly by our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses, and changes in U.S. tax legislation under the TCJA; which are expected to impact utilization of foreign tax credits, including the changes to policyholder reserves and capitalized policy acquisition expenses; (iii) an anticipated change in the timing of tax deductions for life insurance reserves on GLIC which is expected to generate significant increases to taxable income over the next five years; and (iv) overall domestic losses that we have incurred are now, under the TCJA, allowed to be reclassified as foreign source income to the extent of 100% of domestic source income produced in subsequent years, and such resulting foreign source income is sufficient to cover the foreign tax credits being carried forward. After consideration of all available evidence, we released $258 million of our valuation allowance previously recorded to offset our foreign tax credits and state them at net realizable value. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance that could have a material impact on our consolidated financial statements in future periods.

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

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as value of assets and liabilities. The U.S. and international financial markets we operate in have been impacted by concerns regarding global economies and the rate and strength of recovery. Slower growth and higher debt levels in China have created uncertainty for global economies, heightened by S&P’s and Moody’s downgrade of the financial strength rating of China in September 2017 and May 2017, respectively. Our mortgage insurance businesses in the U.S. and Canada have started to realize benefits in their financial results from improvements in the general macroeconomic environment. However, our other businesses continue to operate in a challenging economic environment characterized by low interest rates, slow global growth, in spite of a moderate increase in the second half 2017, and fluctuating oil and commodity prices. Long-term interest rates remain at historically low levels despite the fact the U.S. Federal Reserve raised its benchmark lending rate three times in 2017. Additionally, during 2017, the U.S. Federal Reserve announced that it would begin to normalize monetary policy and scale back quantitative easing. As a result of the U.S. Federal Reserve’s actions, the U.S. Treasury yield curve flattened as short-term U.S. Treasury yields rose significantly while long-term U.S. Treasury yields decreased compared to 2016. In our U.S. Life Insurance segment, low interest rates continue to adversely impact our results. The portfolio yield for the U.S. Life Insurance segment continues to decline as cash flows are reinvested in lower yielding assets. The U.S. equity markets increased and credit spreads tightened during 2017 despite periods of volatility associated with geopolitical issues and natural disasters. In the fourth quarter of 2017, credit markets and investment valuations also increased due to recently enacted U.S. tax legislation under the TCJA. The macroeconomic environment remains generally positive; given global growth, mostly in the second half of 2017, and positive corporate profits. U.S. fixed income market issuances exceeded expectations and demand from foreign and domestic investors continued to support valuations. Global equity markets were higher and the economies of the Eurozone countries continued to improve. For a discussion of the risks associated with interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability.”

Varied levels of economic growth, coupled with uncertain economic outlooks, changes in government policy, regulatory and tax reforms, and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities have been and could be further impacted going forward. In particular, factors such as government spending, monetary policies, the volatility and strength of the capital markets, further changes in tax policy and/or in U.S. tax legislation under the TCJA, and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates and consumer behaviors moving forward.

The U.S. and international governments, the Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in recent years to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks have taken actions to stimulate economies, stabilize financial systems and improve market liquidity. For example, in Canada, actions in certain regions have been taken to stabilize rising home prices to mitigate the potential for inflation on real estate values. This has had a negative impact on sales and has slowed home appreciation in those regions. However, in aggregate, these actions had a positive effect in the short term, on the economies of these countries and their markets; however, there can be no assurance as to the future impact these types of actions may have on the economic and financial markets, including levels of interest rates and volatility. A U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues:
Premiums	$4,004	$4,160	$4,579	$(156)	(4)%	$(419)	(9)%
Net investment income	3,200	3,159	3,138	41	1%	21	1%
Net investment gains (losses)	265	72	(75)	193	NM (1)	147	196%
Policy fees and other income	826	978	906	(152)	(16)%	72	8%

Total revenues	8,295	8,369	8,548	(74)	(1)%	(179)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	5,179	5,245	5,149	(66)	(1)%	96	2%
Interest credited	646	696	720	(50)	(7)%	(24)	(3)%
Acquisition and operating expenses, net of deferrals	1,022	1,273	1,309	(251)	(20)%	(36)	(3)%
Amortization of deferred acquisition costs and intangibles	435	498	966	(63)	(13)%	(468)	(48)%
Interest expense	284	337	419	(53)	(16)%	(82)	(20)%

Total benefits and expenses	7,566	8,049	8,563	(483)	(6)%	(514)	(6)%

Income (loss) from continuing operations before income taxes	729	320	(15)	409	128%	335	NM (1)
Provision (benefit) for income taxes	(207)	358	(9)	(565)	(158)%	367	NM (1)

Income (loss) from continuing operations	936	(38)	(6)	974	NM (1)	(32)	NM (1)
Loss from discontinued operations, net of taxes	(9)	(29)	(407)	20	69%	378	93%

Net income (loss)	927	(67)	(413)	994	NM (1)	346	84%
Less: net income attributable to noncontrolling interests	110	210	202	(100)	(48)%	8	4%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$817	$(277)	$(615)	$1,094	NM (1)	$338	55%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2017 compared to 2016

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our Australia Mortgage Insurance segment decreased $477 million predominantly from a review of our premium earnings pattern, which reduced our earned premiums by $468 million in 2017 (see “—Critical Accounting Estimates—Unearned premiums” for additional information). The decrease was also attributable to the seasoning of our smaller in-force blocks of business in 2016.

•	Corporate and Other activities decreased $4 million largely related to the sale of our European mortgage insurance business in May 2016.

•	Our U.S. Life Insurance segment increased $252 million. Our long-term care insurance business decreased $21 million primarily driven by an unfavorable correction of $60 million in 2017 related to certain limited pay policies that had reached their paid up status. The decrease was also attributable to policy terminations, partially offset by $92 million of increased premiums in 2017 from in-force rate actions approved and implemented. Our life insurance business increased $276 million mainly attributable to the impact of a reinsurance treaty under which we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in 2017.

•	Our Canada Mortgage Insurance segment increased $38 million primarily from the seasoning of our larger, more recent in-force blocks of business and from price increases in 2017. The year ended December 31, 2017 included an increase of $10 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $35 million mainly attributable to higher average flow insurance in-force, partially offset by lower rates on our mortgage insurance in-force in 2017.

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

•	Corporate and Other activities decreased $80 million. In 2016, we recorded a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pacific Life Insurance Company (“Pac Life”) that did not recur.

•	Our U.S. Life Insurance segment decreased $66 million mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in 2017. The decrease was also related to an $8 million unfavorable model refinement in 2017.

•	Our Runoff segment decreased $6 million principally from lower account values in our variable annuity products in 2017.

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

•	Our U.S. Mortgage Insurance segment decreased $53 million primarily due to favorable net cures and aging of existing delinquencies, lower new delinquencies and from a $5 million higher favorable reserve adjustment in 2017. These decreases were partially offset by approximately $5 million of losses attributable to new delinquencies in areas impacted by hurricanes Harvey and Irma in 2017.

•	Our Canada Mortgage Insurance segment decreased $50 million largely from lower new delinquencies, net of cures, as well as from a lower average reserve per delinquency and from favorable development in our loss reserves as of December 31, 2016.

•	Our Runoff segment decreased $16 million primarily attributable to lower GMDB reserves in our variable annuity products due to favorable equity market performance in 2017.

•	Our Australia Mortgage Insurance segment decreased $4 million largely attributable to $7 million of favorable non-reinsurance recoveries on paid claims in 2017 and a higher net benefit from cures and aging of existing delinquencies, partially offset by higher new delinquencies primarily in commodity-dependent regions in 2017. The year ended December 31, 2017 included an increase of $3 million attributable to changes in foreign exchange rates.

•	Our U.S. Life Insurance segment increased $58 million. Our long-term care insurance business decreased $328 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance, that did not recur. The decrease was also attributable to a favorable correction of $54 million in 2017 associated with certain limited pay policies that had reached their paid up status and unfavorable adjustments of $50 million which included refinements to the calculations of reserves in 2016 that did not recur. The decrease was also driven by a $31 million favorable adjustment related to changes in claims administration expense assumptions and favorable claim terminations in 2017. These decreases were partially offset by aging and growth of the in-force block, higher severity on new claims, higher incremental reserves of $55 million recorded in connection with an accrual for profits followed by losses and a $28 million less favorable impact from reduced benefits in 2017 related to in-force rate actions approved and implemented. Our life insurance business increased $283 million principally related to the impact of a reinsurance treaty under which we initially ceded $331 million of certain term life insurance reserves as part of a life block transaction in the first quarter of 2016 and from unfavorable mortality in 2017. The increase was also attributable to a $30 million unfavorable model refinement in 2017. These increases were partially offset by a less unfavorable unlocking of $135 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2017 compared to 2016 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information). Our fixed annuities business increased $103 million largely attributable to $65 million of higher reserves from loss recognition testing in our fixed immediate annuity products primarily driven by the low interest rate environment (see “—Critical Accounting Estimates—Future policy benefits” for additional information). The increase was also related to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in 2016 that did not recur.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our U.S. Life Insurance segment decreased $59 million. Our life insurance business decreased $16 million predominantly from lower average account values and crediting rates in our universal life insurance products in 2017. Our fixed annuities business decreased $43 million largely driven by a decline in average account values and lower crediting rates in 2017.

•	Our Runoff segment increased $9 million largely related to higher cash values in our corporate-owned life insurance products in 2017.

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

•	Corporate and Other activities decreased $140 million mainly driven by expenses in 2016 that did not recur. Expenses in 2016 included a $79 million litigation settlement and related legal expenses, $20 million of expenses related to the early redemption of debt, $18 million of bond consent fees, a $9 million loss related to the sale of our European mortgage insurance business and other legal expenses associated with litigation. These decreases were partially offset by higher consulting fees in 2017.

•	Our U.S. Life Insurance segment decreased $76 million. Our long-term care insurance business increased $10 million mostly from the guaranty fund assessment in 2017 in connection with the Penn Treaty liquidation. Our life insurance business decreased $21 million primarily from lower operating expenses attributable to the suspension of sales on March 7, 2016. Included in 2016 was $7 million of restructuring charges as well as expenses of $5 million associated with the life block transaction that did not recur. Our fixed annuities business decreased $65 million largely attributable to a $55 million payment in connection with the recapture of certain life-contingent products by a third party in 2016 that did not recur and lower operating expenses as a result of the suspension of sales on March 7, 2016. The decrease was also attributable to an unfavorable correction of $12 million related to state guaranty funds in 2016 that did not recur.

•	Our Australia Mortgage Insurance segment decreased $29 million primarily from a change in the classification of contract fees amortization expense, which we began recording to amortization of DAC and intangibles in the second quarter of 2017, as well as lower employee compensation and benefit expenses and a decrease in professional fees in 2017.

•	Our Runoff segment decreased $7 million largely related to lower state guaranty fund assessments in 2017.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our U.S. Life Insurance segment decreased $75 million. Our long-term care insurance business decreased $12 million principally from a smaller in-force block as a result of lower sales in 2017. Our life insurance business decreased $38 million largely related to a less unfavorable unlocking in our universal and term universal life insurance products of $55 million as part of our annual review of assumptions in the fourth quarter of 2017 compared to 2016 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information). The decrease was also attributable to a net $15 million favorable model refinement and an $11 million refinement related to reinsurance rates in 2017. These decreases were partially offset by a $41 million unfavorable term conversion mortality assumption correction and higher amortization in our term universal life insurance product reflecting previously updated lapse assumptions. Our fixed annuities business decreased $25 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million in 2016 that did not recur. The decrease was also attributable to a less favorable unlocking of $9 million in 2017 driven by lower investment yields compared to changes in lapse assumptions in 2016.

•	Our Runoff segment decreased $5 million principally from favorable equity market performance, partially offset by higher investment income in 2017.

•	Our Australia Mortgage Insurance segment increased $10 million as a result of a change in the classification of contract fees amortization expense that was previously recorded to acquisition and operating expenses, net of deferrals, as discussed above, and higher contract fees being amortized in 2017. These increases were partially offset by an $18 million decrease in amortization of DAC related to our premium earnings pattern review in 2017 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information).

•	Our Canada Mortgage Insurance segment increased $4 million primarily from higher DAC amortization related to our larger, more recent in-force blocks of business.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Corporate and Other activities decreased $28 million largely driven by a favorable correction of $11 million related to our Tax Matters Agreement liability and a contractual change in our junior subordinated notes related to an interest rate change from fixed to floating rates.

•	Our U.S. Life Insurance segment decreased $25 million driven by our life insurance business principally as a result of the life block transaction in the first quarter of 2016 which included the redemption of certain non-recourse funding obligations and the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as well as the restructuring of a captive reinsurance entity.

Provision (benefit) for income taxes. The effective tax rate decreased to (28.4)% for the year ended December 31, 2017 from 111.9% for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017 was impacted by changes in U.S. tax legislation under the TCJA. In the fourth quarter of 2017, we recorded $456 million of net tax benefits primarily from a $258 million release of a valuation allowance, the impact from changes in the federal tax rate and the release of shareholder liability taxes, partially offset by higher transition taxes and other items. Our valuation allowance was reduced by $258 million principally related to the TCJA and from improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses (see “—Regulation—Changes in tax law”). The effective tax rate for the year ended December 31, 2016 was impacted by a valuation allowance of $258 million recorded on deferred tax assets related to foreign tax credits that we did not expect to realize in 2016. The effective tax rate for the year ended December 31, 2016 was also impacted by the reversal of a deferred tax valuation allowance established in 2015 related to our mortgage insurance business in Europe.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The decrease was predominantly related to our Australian Mortgage Insurance segment from the completion of a premium earnings pattern review, which resulted in an unfavorable adjustment of $151 million in 2017.

2016 compared to 2015

Premiums

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

•	Corporate and Other activities decreased $13 million mainly driven by the $140 million loss on the sale of our mortgage insurance business in Europe recorded in the fourth quarter of 2015, partially offset by $69 million for the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $10 million of legal fees and expenses related to this litigation in 2016. In addition, we paid a make-whole expense of $20 million on the early redemption of Genworth Holdings’ 2016 senior notes in January 2016 and paid broker, advisor and investment banking fees of $18 million associated with Genworth Holdings’ bond consent solicitation in March 2016. The decrease was also partially offset by an additional loss of $9 million related to the sale of our mortgage insurance business in Europe in 2016.

•	Our Runoff segment decreased $8 million largely related to lower commissions in 2016 as a result of the runoff of our variable annuity products.

•	Our U.S. Mortgage Insurance segment increased $12 million primarily from higher production costs in 2016. This increase was partially offset by a write-off of software in the prior year that did not recur.

•	Our Canada Mortgage Insurance segment increased $11 million mainly driven by higher stock-based compensation expense from an increase in Genworth Canada’s share price in 2016 compared to a decrease in Genworth Canada’s share price in 2015. The year ended December 31, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles

•	Our U.S. Life Insurance segment decreased $469 million. Our life insurance business decreased $480 million principally from a DAC impairment of $455 million in the third quarter of 2015 as a result of loss recognition testing of certain term life insurance policies as part of a life block transaction that was finalized in the first quarter of 2016. The decrease was also attributable to a lower unfavorable unlocking in our universal and term universal life insurance products of $24 million as part of our annual review of assumptions in the fourth quarter of 2016 compared to 2015 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information). Our fixed annuities business increased $7 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million driven primarily by the low interest rate environment in 2016 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information). This increase was partially offset by a higher favorable unlocking of $7 million in 2016 driven by changes in lapse assumptions.

•	Our Australia Mortgage Insurance segment decreased $4 million mainly driven by lower software amortization in 2016.

•	Our Canada Mortgage Insurance segment increased $3 million primarily from higher DAC amortization related to the larger, more recent in-force blocks of business in 2016.

Interest expense

•	Our U.S. Life Insurance segment decreased $54 million driven by our life insurance business principally as a result of the redemption of certain non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016 and lower letter of credit fees. These decreases were partially offset by the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as part of a life block transaction and the impact of credit rating downgrades which increased the cost of financing term life insurance reserves in 2016.

•	Corporate and Other activities decreased $28 million largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

Provision (benefit) for income taxes. The effective tax rate increased to 111.9% for the year ended December 31, 2016 from 58.0% for the year ended December 31, 2015. The increase in the effective tax rate was largely attributable to a valuation allowance of $258 million recorded on deferred tax assets in 2016. In light of our 2016 financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we did not expect to realize. The financial projections did not include any benefits or aspects of the proposed transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership. The increase was also related to true ups on international income in 2016. These increases were partially offset by a tax benefit in 2016 attributable to the reversal of a deferred tax valuation allowance on a specific capital loss and the proportion of lower taxed foreign income in relation to pre-tax loss in 2016 compared to 2015.

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

The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$817	$(277)	$(615)
Add: net income attributable to noncontrolling interests	110	210	202

Net income (loss)	927	(67)	(413)
Loss from discontinued operations, net of taxes	(9)	(29)	(407)

Income (loss) from continuing operations	936	(38)	(6)
Less: net income attributable to noncontrolling interests	110	210	202

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	826	(248)	(208)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(202)	(66)	30
(Gains) losses from sale of businesses	—	(3)	140
(Gains) losses on early extinguishment of debt, net (2)	—	(48)	2
Losses from life block transactions	—	9	455
Expenses related to restructuring	2	22	8
Fees associated with bond solicitation	—	18	—
Taxes on adjustments	70	—	(172)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$696	$(316)	$255

(1)	For the years ended December 31, 2017, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million, $(14) million and $(35) million, respectively, and adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $66 million, $20 million and $(10) million, respectively.
(2)	For the year ended December 31, 2015, (gains) losses on the early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $1 million.

In June 2016, we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million. In May 2016, we completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $2 million. In the first quarter of 2016, we recorded a pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of our mortgage insurance business in Europe. We also recognized a pre-tax loss of $140 million in the fourth quarter of 2015 for the planned sale of this business. We also incurred a $6 million tax benefit in the fourth quarter of 2015 related to the planned sale, as well as a tax charge of $7 million in the third quarter of 2015 from potential business portfolio changes related to this business. These transactions were excluded from adjusted operating income (loss) for the periods presented as they related to a gain (loss) on the sale of businesses.

In June 2016, we settled restricted borrowings related to a securitization entity and recorded a $64 million pre-tax gain related to the early extinguishment of debt. In January 2016, we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 notes. We also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million in the first quarter of 2016. In the third quarter of 2015, we paid an early redemption payment of approximately $1 million, net of the portion attributable to noncontrolling interests, related to the early redemption of Genworth Financial Mortgage Insurance Pty Limited’s notes that were scheduled to mature in 2021. In the third quarter of 2015, we also repurchased approximately $50 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax loss of $1 million. These transactions were excluded from adjusted operating income (loss) for the periods presented as they related to a gain (loss) on the early extinguishment of debt.

In the first quarter of 2016, we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations. In the third quarter of 2015, we recorded a pre-tax DAC impairment of $455 million on certain term life insurance policies in connection with entering into an agreement to complete a life block transaction.

In 2017, 2016 and 2015, we recorded a pre-tax expense of $2 million, $22 million and $8 million, respectively, related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented other than the following item. We incurred fees during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees.

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the years ended December 31:

(Amounts in millions, except per share amounts)	2017	2016	2015
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.66	$(0.50)	$(0.42)

Diluted	$1.65	$(0.50)	$(0.42)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.64	$(0.56)	$(1.24)

Diluted	$1.63	$(0.56)	$(1.24)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.40	$(0.63)	$0.51

Diluted	$1.39	$(0.63)	$0.51

Weighted-average common shares outstanding:
Basic	499.0	498.3	497.4

Diluted (1)	501.4	498.3	497.4

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016 and 2015, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share as the inclusion of shares for stock options, RSUs and SARs of 2.0 million and 1.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016 and 2015, dilutive potential weighted-average common shares outstanding would have been 500.3 million and 499.0 million, respectively. Since we had adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2015, we used 499.0 million diluted weighted-average common shares outstanding in the calculation of diluted adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share.

Diluted weighted-average shares outstanding reflect the effects of potentially dilutive securities including stock options, RSUs and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 19 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities.

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

Management also regularly monitors and reports a loss ratio for our businesses. For our mortgage insurance businesses, the loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. For our long-term care insurance business, the loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums. We consider the loss ratio to be a measure of underwriting performance in these businesses and helps to enhance the understanding of the operating performance of our businesses.

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

The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs and the U.S. government, including the FHA, the FHFA, and the U.S. Congress, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits as well as low-down-payment programs available through the FHA or GSEs.

Mortgage origination volume decreased in 2017, primarily due to declines in refinance mortgage originations. The decline in refinance mortgage originations was driven by increases in interest rates. Our flow persistency was 82% in 2017 compared to 77% in 2016, in part due to the increase in interest rates. Our U.S. mortgage insurance estimated market share for 2017 decreased compared to 2016. This decrease in market share was primarily due to competitor pricing, the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition and the proposed transaction with China Oceanwide. The decline was partially offset by business gains from the addition of new customers as well as growth within our existing customer base driven, in part, by competitive pricing and differentiated service levels.

New insurance written decreased 9% in 2017 compared to 2016 primarily reflecting a decline in our estimated market share. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. In 2017, we experienced an increase in the percentage of 97% loan-to-value new insurance written, compared to 2016, as the result of GSE changes in underwriting guidelines for purchase transactions. The percentage of single premium new insurance written increased in 2017 compared to 2016, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile.

Our loss ratio was 15% for the year ended December 31, 2017, compared to 24% for the year ended December 31, 2016. The 2017 loss ratio declined primarily due to improvements in the net benefit from cures and aging of existing delinquencies and lower new delinquencies in 2017. New delinquencies decreased in 2017 due to in part to improvements in unemployment rates and housing values and the declining volume of new delinquencies from our 2005 through 2008 book years. The decline in new delinquencies was partially offset by an increase of approximately three thousand new delinquencies in areas impacted by hurricanes Harvey and Irma in 2017. Our experience indicates that these delinquencies have different ultimate claim rates and, therefore, we have lowered our expected claim frequency for the incremental delinquencies. The impact of the incremental delinquencies was approximately $5 million in 2017. The decrease in the loss ratio was also driven by higher net earned premiums attributable to higher average flow insurance in-force and from a $5 million higher favorable reserve adjustment in 2017. Foreclosure starts decreased in 2017 as compared to 2016. Additionally, we have seen a reduction in loans that have been subject to a modification or workout. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies.

As of December 31, 2017, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 12.9:1, compared with a risk-to-capital ratio of approximately 14.5:1 as of December 31, 2016. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated within the business or capital support (if any) that we provide.

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of December 31, 2017, we estimate our U.S. mortgage insurance business had available assets of approximately 121% of the required assets under PMIERs compared to approximately 115% as of December 31, 2016. As of December 31, 2017 and 2016, the PMIERs sufficiency ratios were in excess of $550 million and $350 million, respectively, of available assets above the PMIERs requirements. The increase in 2017 as compared to 2016 was driven, in part, by positive operating cash flows and the reduction in delinquent loans. This increase was partially offset by the incremental new delinquencies in areas impacted by hurricanes Harvey and Irma, which negatively impacted the PMIERs sufficiency ratio by four points, as well as growth in new insurance written. The reinsurance transactions covering our 2014 through 2017 book years provided an aggregate of approximately $525 million of PMIERs capital credit as of December 31, 2017. The GSEs have recently shared with us a draft summary of proposed revisions to PMIERs, referred to as “PMIERs 2.0,” and have solicited feedback from eligible insurers on the proposed revisions. We do not anticipate any new PMIERs financial requirements becoming effective before the fourth quarter of 2018. In addition, the GSEs have stated they plan to provide at least 180 days written notice prior to the effective date of the new PMIERs 2.0 requirements. If PMIERs 2.0 is adopted in the form we have reviewed with an effective date of December 31, 2018, we estimate our U.S. mortgage insurance business would continue to have an excess of available assets relative to required assets under the revised standard, however, this amount would be significantly lower than under existing PMIERs. Non-disclosure agreements are in place with both GSEs and we cannot comment on specific provisions within PMIERs 2.0 at this time.

As of December 31, 2017, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $12.6 billion of insurance in-force, with approximately $11.9 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. On August 17, 2017, the U.S. government extended HARP through December 31, 2018. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues:
Premiums	$695	$660	$602	$35	5%	$58	10%
Net investment income	73	63	58	10	16%	5	9%
Net investment gains (losses)	—	(1)	1	1	100%	(2)	(200)%
Policy fees and other income	4	4	4	—	—%	—	—%

Total revenues	772	726	665	46	6%	61	9%

Benefits and expenses:
Benefits and other changes in policy reserves	107	160	222	(53)	(33)%	(62)	(28)%
Acquisition and operating expenses, net of deferrals	165	167	155	(2)	(1)%	12	8%
Amortization of deferred acquisition costs and intangibles	14	12	10	2	17%	2	20%

Total benefits and expenses	286	339	387	(53)	(16)%	(48)	(12)%

Income from continuing operations before income taxes	486	387	278	99	26%	109	39%
Provision for income taxes	175	138	99	37	27%	39	39%

Income from continuing operations	311	249	179	62	25%	70	39%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	1	(1)	(1)	(100)%	2	200%
Expenses related to restructuring	—	1	—	(1)	(100)%	1	NM (1)
Taxes on adjustments	—	(1)	1	1	100%	(2)	(200)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$311	$250	$179	$61	24%	$71	40%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2017 compared to 2016

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased in 2017 mainly attributable to lower losses from favorable net cures and aging of existing delinquencies and continued decline in new delinquencies in 2017. The increase was also attributable to higher premiums due to an increase in mortgage insurance in-force in 2017.

Revenues

Premiums increased mainly attributable to higher average flow insurance in-force, partially offset by lower rates on our mortgage insurance in-force in 2017.

Net investment income increased due to higher average invested assets in 2017.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily due to favorable net cures and aging of existing delinquencies, lower new delinquencies and from a $5 million higher favorable reserve adjustment in 2017. These decreases were partially offset by approximately $5 million of losses attributable to new delinquencies in areas impacted by hurricanes Harvey and Irma in 2017.

Provision for income taxes. The effective tax rate increased slightly to 35.9% for the year ended December 31, 2017 from 35.8% for the year ended December 31, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits related to tax favored investments in relation to pre-tax income, partially offset by state taxes.

2016 compared to 2015

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased in 2016 mainly attributable to lower losses and higher premiums.

Revenues

Premiums increased mainly attributable to higher average flow mortgage insurance in-force, partially offset by higher ceded reinsurance premiums in 2016. Included in 2015 was an accrual for premium refunds related to policy cancellations that was reversed in the first quarter of 2016.

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

Acquisition and operating expenses, net of deferrals, increased primarily from higher production costs in 2016. This increase was partially offset by a write-off of software in 2015 that did not recur.

Provision for income taxes. The effective tax rate increased slightly to 35.8% for the year ended December 31, 2016 from 35.6% for the year ended December 31, 2015.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Primary insurance in-force (1)	$151,800	$137,500	$122,400	$14,300	10%	$15,100	12%
Risk in-force (2)	36,800	33,300	29,600	3,500	11%	3,700	13%
New insurance written	38,900	42,700	31,600	(3,800)	(9)%	11,100	35%
Net premiums written	757	744	682	13	2%	62	9%

(1)	Primary insurance in-force represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.
(2)	In 2016, all risk in-force metrics were based upon more current loan balances as provided by servicers, lenders and investors and conform to our presentation under PMIERs. Previously, certain risk in-force metrics were based on original loan balances when current loan balances were not available. Risk in-force for 2015 has been re-presented to reflect these modified metrics.

2017 compared to 2016

Primary insurance in-force and risk in-force

Primary insurance in-force increased primarily as a result of higher flow insurance in-force of $15.0 billion, which increased from $135.3 billion as of December 31, 2016 to $150.3 billion as of December 31, 2017 as a result of new insurance written, partially offset by lapses during 2017. The increase in flow insurance in-force was partially offset by a decline of $0.7 billion in bulk insurance in-force, which decreased from $2.2 billion as of December 31, 2016 to $1.5 billion as of December 31, 2017 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow insurance in-force. Flow persistency was 82% and 77% for the years ended December 31, 2017 and 2016, respectively.

New insurance written

New insurance decreased primarily reflecting a decline in our estimated market share in 2017.

Net premiums written

Net premiums written increased primarily from higher average flow insurance in-force in 2017.

2016 compared to 2015

Primary insurance in-force and risk in-force

Primary insurance in-force increased primarily as a result of higher flow insurance-in-force of $15.5 billion, which increased from $119.8 billion as of December 31, 2015 to $135.3 billion as of December 31, 2016 as a result of new insurance written in 2016. The increase in flow insurance in-force was partially offset by a decline of $0.4 billion in bulk insurance in-force, which decreased from $2.6 billion as of December 31, 2015 to $2.2 billion as of December 31, 2016 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow new insurance written. Flow persistency was 77% and 80% for the years ended December 31, 2016 and 2015, respectively.

New insurance written

New insurance written increased primarily as a result of a larger purchase originations market and higher refinance originations as a result of low interest rates. We also had lower concentration of single premium lender paid business, consistent with our decision to selectively participate in the market.

Net premiums written

Net premiums written increased primarily from higher average flow insurance in-force in 2016.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Loss ratio	15%	24%	37%	(9)%	(13)%
Expense ratio (net earned premiums)	26%	27%	27%	(1)%	—%
Expense ratio (net premiums written)	24%	24%	24%	—%	—%

The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio (net earned premiums) is the ratio of general expenses to net earned premiums. The expense ratio (net premiums written) is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2017 compared to 2016

The loss ratio decreased principally from improvements in net benefits from cures and aging of existing delinquencies and lower new delinquencies in 2017. The decrease in the loss ratio was also driven by higher net earned premiums attributable to higher average flow insurance in-force and from a $5 million higher favorable reserve adjustment in 2017. These decreases were partially offset by approximately $5 million of losses attributable to new delinquencies in areas impacted by hurricanes Harvey and Irma in 2017.

The expense ratio (net earned premiums) decreased slightly driven mostly by higher net earned premiums in 2017.

2016 compared to 2015

The loss ratio decreased from a continued decline in new delinquencies primarily in our 2005 through 2008 book years and higher net earned premiums in 2016. The decrease in 2016 was also attributable to a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies. This adjustment favorably impacted the loss ratio by two points in 2016.

The expense ratios remained unchanged from higher production costs, completely offset by higher net premiums in 2016.

U.S. mortgage insurance loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2017	2016	2015
Primary risk in-force lender concentration (by original applicant)	$36,710	$33,169	$29,468
Top 10 lenders	10,686	10,478	10,913
Top 20 lenders	14,288	13,737	13,500
Loan-to-value ratio:
95.01% and above	$6,057	$5,677	$5,879
90.01% to 95.00%	19,043	16,738	13,828
80.01% to 90.00%	11,410	10,495	9,458
80.00% and below	200	259	303

Total	$36,710	$33,169	$29,468

Loan grade:
Prime	$36,049	$32,357	$28,470
A minus and sub-prime	661	812	998

Total	$36,710	$33,169	$29,468

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

	2017	2016	2015
Primary insurance:
Insured loans in-force	742,094	699,841	651,668
Delinquent loans	23,188	25,709	31,663
Percentage of delinquent loans (delinquency rate)	3.12%	3.67%	4.86%

Flow loan in-force	725,748	678,168	627,349
Flow delinquent loans	22,483	24,631	30,416
Percentage of flow delinquent loans (delinquency rate)	3.10%	3.63%	4.85%

Bulk loans in-force	16,346	21,673	24,319
Bulk delinquent loans (1)	705	1,078	1,247
Percentage of bulk delinquent loans (delinquency rate)	4.31%	4.97%	5.13%

A minus and sub-prime loans in-force	18,912	23,063	28,332
A minus and sub-prime delinquent loans	4,054	5,252	6,448
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	21.44%	22.77%	22.76%

Pool insurance:
Insured loans in-force	5,039	5,742	6,620
Delinquent loans	249	325	386
Percentage of delinquent loans (delinquency rate)	4.94%	5.66%	5.83%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 614, 756 and 889 as of December 31, 2017, 2016 and 2015, respectively.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the residential real estate market in the United States stabilized and improved during 2016 and 2017, and we also had lower foreclosure starts in 2017. Although we have experienced lower overall new delinquencies, we had approximately three thousand new delinquencies in areas impacted by hurricanes Harvey and Irma in 2017.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of December 31:

	2017
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,594	$46	$474	10%
4 - 11 payments	6,178	125	279	45%
12 payments or more	5,711	237	281	84%

Total	22,483	$408	$1,034	39%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	2016
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,355	$49	$382	13%
4 - 11 payments	6,364	147	268	55%
12 payments or more	8,912	383	434	88%

Total	24,631	$579	$1,084	53%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of December 31, 2017	Percent of total reserves as of December 31, 2017 (1)	Delinquency rate as of December 31,
			2017	2016	2015
By Region:
Southeast (2)	18%	22%	4.60%	4.28%	5.78%
South Central (3)	16	11	3.30%	3.20%	3.81%
Pacific (4)	15	8	1.56%	2.02%	3.01%
Northeast (5)	13	31	4.67%	6.72%	8.91%
North Central (6)	11	9	2.34%	3.00%	3.89%
Great Lakes (7)	11	6	2.09%	2.70%	3.50%
New England (8)	6	6	2.75%	3.62%	4.71%
Mid-Atlantic (9)	6	5	2.79%	3.80%	5.05%
Plains (10)	4	2	2.36%	2.94%	3.70%

Total	100%	100%	3.12%	3.67%	4.86%

(1)	Total reserves were $455 million as of December 31, 2017.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(5)	New Jersey, New York and Pennsylvania.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of December 31, 2017	Percent of total reserves as of December 31, 2017 (1)	Delinquency rate as of December 31,
			2017	2016	2015
By State:
California	8%	3%	1.45%	1.56%	2.26%
Texas	7%	5%	4.41%	3.33%	3.90%
Florida	6%	12%	7.99%	4.89%	7.71%
New York	6%	16%	4.77%	6.88%	9.07%
Illinois	6%	5%	2.70%	3.45%	4.70%
Washington	4%	2%	1.19%	1.79%	2.92%
Michigan	4%	2%	1.51%	1.79%	2.56%
Pennsylvania	4%	4%	3.50%	4.70%	6.20%
Ohio	4%	2%	2.43%	3.30%	4.14%
North Carolina	3%	2%	2.67%	3.65%	4.75%

(1)	Total reserves were $455 million as of December 31, 2017.

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

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2017:

(Amounts in millions)	Average rate (1)	Percent of total reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.01%	9.8%	$2,228	1.5%	$413	1.1%
2005	5.60%	9.1	2,072	1.4	491	1.3
2006	5.73%	14.9	3,808	2.5	891	2.4
2007	5.65%	31.9	9,897	6.5	2,307	6.3
2008	5.19%	15.2	8,248	5.4	1,910	5.2
2009	4.91%	0.7	762	0.5	163	0.5
2010	4.68%	0.5	1,003	0.7	231	0.6
2011	4.54%	0.7	1,564	1.0	367	1.0
2012	3.84%	0.9	4,190	2.8	1,020	2.8
2013	4.06%	1.9	7,680	5.1	1,899	5.2
2014	4.44%	3.9	11,777	7.7	2,869	7.8
2015	4.12%	4.9	22,535	14.8	5,507	15.0
2016	3.86%	4.3	38,297	25.2	9,287	25.3
2017	4.24%	1.3	37,746	24.9	9,355	25.5

Total portfolio	4.44%	100.0%	$151,807	100.0%	$36,710	100.0%

(1)	Average rate represents average annual mortgage interest rate.
(2)	Total reserves were $455 million as of December 31, 2017.

For policy years after 2008, the average annual mortgage interest rate has been consistently below 5%, with its lowest point at 3.84% for policy year 2012. The largest portion of our loss reserves continues to reside in policy years 2005 through 2008. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in years prior to 2015. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. As of December 31, 2017, our 2005 through 2008 policy years represent approximately 15% of our primary risk in-force. Conversely, the three most recent policy years represent approximately 66% of our primary risk in-force as of December 31, 2017. Our “A minus” and “sub-prime” loans continue to have earlier incidences of default than our prime loans. However, based upon FICO at loan closing, prime loans represented 99% and 98% of our primary risk in-force as of December 31, 2017 and 2016, respectively.

Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2017 were $285 million, compared to $368 million and $531 million for the years ended December 31, 2016 and 2015, respectively. Pool insurance claims paid were $2 million, $2 million and $3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary flow mortgage insurance claim severity was 120%, 118% and 114% for the years ended December 31, 2017, 2016 and 2015, respectively. The average claim severities do not include the effects of the agreement on non-performing loans. The average claim severity for the year ended December 31, 2015 did not include the non-recurring payments to extinguish the risk on prior paid claims pursuant to a previously disclosed servicer settlement reached in 2014.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During 2017, the Canadian dollar strengthened against the U.S. dollar, which favorably impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Canadian gross domestic product is expected to have experienced moderate growth in 2017, reflecting normalization in oil production, strong residential investment and continued growth in consumer spending. The overnight interest rate in Canada increased to 1.25% in January 2018, up from 1.00% at December 31, 2017 and 0.50% at the end of 2016. Canada’s unemployment rate decreased to 5.7% at the end of 2017 compared to 6.9% at the end of 2016 due to job creation outpacing an increase in workforce participation.

National home prices increased in 2017 by approximately 9% compared to 2016 largely driven by strong housing markets in Ontario and British Columbia. Home sales in Canada decreased in 2017 by approximately 4% compared to 2016. This was largely due to a slowdown in sales in Ontario, particularly in the GTA following the release of the Ontario Provincial Government’s Fair Housing Plan in April 2017. The plan was designed to temper the real estate market and contained numerous measures, including a non-resident speculation tax that targets affordability in the purchase and rental housing markets in the GTA and surrounding areas.

Our mortgage insurance business in Canada experienced lower losses in 2017 compared to 2016 primarily due to lower new delinquencies, net of cures, resulting from strong and improving regional economic conditions, and from a lower average reserve per delinquency in 2017. The decrease was also attributable to favorable development related to loss reserves at December 31, 2016. Our loss ratio in Canada was 10% for the year ended December 31, 2017. We expect losses in Canada to begin to normalize next year and the full year 2018 loss ratio to be higher than in 2017.

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

In 2017, flow new insurance written volumes decreased in our mortgage insurance business in Canada compared to 2016 primarily due to a smaller flow mortgage insurance market size as a result of the aforementioned regulatory changes in the fourth quarter of 2016. However, earned premiums were higher in 2017 compared to 2016 from the seasoning of our larger, more recent blocks of business and price increases in 2017.

Bulk new insurance written levels were lower in 2017 compared to 2016 primarily due to lower demand as a result of regulatory changes that took effect in 2016 and a substantial increase in bulk insurance premium rates on mortgage applications received after December 31, 2016 in response to higher regulatory capital requirements. New insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of bulk mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance. Effective July 1, 2016, bulk mortgage insurance is only available on mortgages used in the CMHC securitization programs and is prohibited on mortgages used in private securitizations after a phase-in period. In addition, effective November 30, 2016, additional regulatory changes were implemented that prohibit insuring bulk refinances and most investor mortgages. While there was a one-time increase in bulk insurance volumes in the first quarter of 2017 primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016, we experienced a decrease for the full year 2017 as a result of the aforementioned changes.

Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet an MCT to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by OSFI. On January 1, 2017, the capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers” became effective. The advisory provides a new standard framework for determining the capital requirements for residential mortgage insurance companies. Under this new regulatory capital framework, the holding target of 220% was recalibrated to the updated OSFI Supervisory MCT Target and PRMHIA requirement of 150%. As of December 31, 2017, our MCT ratio under the new framework was approximately172%, which was above the supervisory target.

The new framework is more risk sensitive and incorporates additional risk attributes, including credit score, remaining amortization and outstanding loan balance. The advisory includes supplementary capital requirements on new business in areas where home prices are high relative to borrower incomes upon origination. As a result of these higher regulatory capital requirements, our mortgage insurance business in Canada implemented an increase in premium rates of approximately 20% on flow new business effective March 17, 2017. Similarly, the business also increased its premium rates for bulk insurance. Our mortgage insurance business in Canada continues to work with OSFI to further refine this new framework, including refinements to the treatment of borrower credit scores.

On October 17, 2017, OSFI released the final version of Guideline B-20 Residential Mortgage Underwriting Practices and Procedures (the “B-20 Guideline”), which applies to all federally-regulated financial institutions that are engaged in residential mortgage underwriting and/or the acquisition of residential mortgage loan assets in Canada. The guideline was effective January 1, 2018, and requires enhanced underwriting practices for all uninsured mortgages, including the application of a qualifying stress test. The B-20 Guideline does not directly impact the regulatory requirements for our mortgage insurance business in Canada, as it is governed by OSFI’s Guideline B-21 Residential Mortgage Insurance Underwriting Practices and Procedures. We believe the B-20 Guideline will not have a material impact on the high loan-to-value market in Canada given that qualifying insured mortgages have been subject to a mortgage rate stress test starting November 30, 2016. However, it is still too early to determine the impact the B-20 Guideline will have on the Canadian mortgage and housing market.

Segment results of operations

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues:
Premiums	$519	$481	$466	$38	8%	$15	3%
Net investment income	132	126	130	6	5%	(4)	(3)%
Net investment gains (losses)	128	37	(32)	91	NM (1)	69	NM (1)
Policy fees and other income	1	1	—	—	—%	1	NM (1)

Total revenues	780	645	564	135	21%	81	14%

Benefits and expenses:
Benefits and other changes in policy reserves	54	104	96	(50)	(48)%	8	8%
Acquisition and operating expenses, net of deferrals	80	77	66	3	4%	11	17%
Amortization of deferred acquisition costs and intangibles	43	39	36	4	10%	3	8%
Interest expense	18	18	18	—	—%	—	—%

Total benefits and expenses	195	238	216	(43)	(18)%	22	10%

Income from continuing operations before income taxes	585	407	348	178	44%	59	17%
Provision for income taxes	191	113	90	78	69%	23	26%

Income from continuing operations	394	294	258	100	34%	36	14%
Less: income from continuing operations attributable to noncontrolling interests	190	135	118	55	41%	17	14%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	204	159	140	45	28%	19	14%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(74)	(21)	19	(53)	NM (1)	(40)	NM (1)
Expenses related to restructuring	1	—	—	1	NM (1)	—	—%
Taxes on adjustments	26	8	(7)	18	NM (1)	15	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$157	$146	$152	$11	8%	$(6)	(4)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the years ended December 31, 2017, 2016 and 2015, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $54 million, $16 million and $(13) million, respectively.

2017 compared to 2016

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly driven by lower losses and higher premiums, partially offset by lower tax benefits in 2017.

Revenues

Premiums increased primarily from the seasoning of our larger, more recent in-force blocks of business and from price increases in 2017. The year ended December 31, 2017 included an increase of $10 million attributable to changes in foreign exchange rates.

Net investment income increased primarily driven by higher average invested assets. The year ended December 31, 2017 included an increase of $3 million attributable to changes in foreign exchange rates.

Net investment gains increased primarily from higher derivative gains on interest rate swaps, cross currency interest rate swaps and foreign currency forward contracts, as well as foreign exchange gains on the sale of non-functional currency investment securities in 2017. The increase was also attributable to impairments in 2016 that did not recur. The year ended December 31, 2017 included a decrease of $4 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from lower new delinquencies, net of cures, as well as from a lower average reserve per delinquency and from favorable development in our loss reserves as of December 31, 2016.

Amortization of DAC and intangibles increased primarily from higher DAC amortization related to our larger, more recent in-force blocks of business.

Provision for income taxes. The effective tax rate increased to 32.7% for the year ended December 31, 2017 from 27.7% for the year ended December 31, 2016. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in 2017.

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

Amortization of DAC and intangibles increased primarily from higher DAC amortization related to the larger, more recent in-force blocks of business in 2016. The year ended December 31, 2016 included a decrease of $2 million attributable to changes in foreign exchange rates.

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

Canada Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Primary insurance in-force	$392,500	$345,600	$292,600	$46,900	14%	$53,000	18%
Risk in-force	137,400	121,000	102,400	16,400	14%	18,600	18%
New insurance written	24,200	47,800	40,400	(23,600)	(49)%	7,400	18%
Net premiums written	509	576	641	(67)	(12)%	(65)	(10)%

2017 compared to 2016

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the years ended December 31, 2017 and 2016, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance. Insurance in-force and risk in-force included increases of $26.5 billion and $9.3 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written decreased primarily as a result of lower bulk mortgage insurance written and flow new insurance written. Bulk mortgage insurance written decreased by $21.5 billion driven principally by regulatory changes, which increased demand in 2016 preceding regulatory changes effective July 1, 2016. In addition, demand for bulk mortgage insurance was lower in 2017 due to a higher average premium rate as a result of higher regulatory capital requirements and additional regulatory changes that became effective on

November 30, 2016. Flow new insurance written decreased $2.1 billion primarily due to a smaller market size resulting from regulatory changes effective October 17, 2016. New insurance written included an increase of $600 million attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2017, our unearned premium reserves were $1.7 billion, compared to $1.6 billion as of December 31, 2016. The increase in unearned premium reserves was primarily driven by an increase of $115 million attributable to changes in foreign exchange rates.

Net premiums written decreased primarily from lower bulk mortgage insurance written and lower flow volume due to regulatory changes, partially offset by premium rate increases.

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

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk mortgage insurance written. Insurance in-force and risk in-force included increases of $10.1 billion and $3.5 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written increased primarily as a result of higher bulk mortgage insurance written, partially offset by lower flow new insurance written. Flow new insurance written decreased $3.9 billion as a result of targeted underwriting changes in select markets and a smaller flow mortgage insurance market size in 2016. Bulk mortgage insurance written increased $11.3 billion driven by increased demand prior to changes to regulations that restrict the use of bulk mortgage insurance that became effective on July 1, 2016. The year ended December 31, 2016 included a decrease of $2.3 billion attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2016, our unearned premium reserves were $1.6 billion, compared to $1.5 billion as of December 31, 2015. Unearned premium reserves were higher as a result of premiums from new business volume in 2016 and included an increase of $47 million attributable to changes in foreign exchange rates.

Net premiums written decreased primarily from lower flow mortgage insurance volume from targeted underwriting changes in select markets and a smaller flow mortgage insurance market size in 2016, partially offset by higher bulk mortgage insurance written from higher customer demand prior to changes to regulations that restrict the use of bulk mortgage insurance that became effective on July 1, 2016, as well as a higher flow mortgage insurance average premium rate resulting from the rate increase implemented in June 2015. The year ended December 31, 2016 included a decrease of $26 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Loss ratio	10%	22%	21%	(12)%	1%
Expense ratio (net earned premiums)	24%	24%	22%	—%	2%
Expense ratio (net premiums written)	24%	20%	16%	4%	4%

The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio (net earned premiums) is the ratio of general expenses to net earned premiums. The expense ratio (net premiums written) is the ratio of general expenses to net premiums written. In our mortgage insurance business in Canada, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2017 compared to 2016

Loss ratio

The loss ratio decreased primarily from a decrease in the number of new flow delinquencies, net of cures, and from a lower average reserve per delinquency as a result of improvement in oil-producing regions, home price appreciation, particularly in Ontario, and overall improving regional macroeconomic conditions in 2017. The decrease was also attributable to favorable development related to loss reserves at December 31, 2016.

Expense ratio (net earned premiums)

The expense ratio (net earned premiums) remained flat as higher stock-based compensation expense from an increase in Genworth Canada’s share price in 2017 was offset by higher premiums from the seasoning of our larger, more recent in-force blocks of business.

Expense ratio (net premiums written)

The expense ratio (net premiums written) increased primarily from higher stock-based compensation expense, driven mostly by an increase in Genworth Canada’s share price in 2017, and lower net premiums written in 2017.

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

Canada mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our Canada mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2017	2016	2015
95.01% and above	$45,545	$39,726	$35,570
90.01% to 95.00%	27,424	24,366	22,338
80.01% to 90.00%	16,054	14,569	13,630
80.00% and below	48,353	42,289	30,873

Total	$137,376	$120,950	$102,411

Overall risk in-force increased primarily as a result of flow new insurance written. Risk in-force in the 80.00% and below category increased primarily as a result of bulk mortgage insurance written in 2017 and in 2016. The year ended December 31, 2017 included an increase of $9.3 billion attributable to changes in foreign exchange rates.

Delinquent loans and claims

The claim process in our Canada Mortgage Insurance segment is similar to the process we follow in our U.S. mortgage insurance business. See “—U.S. Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of December 31:

	2017	2016	2015
Primary insured loans in-force	2,110,324	2,029,400	1,835,916
Delinquent loans	1,718	2,070	1,829
Percentage of delinquent loans (delinquency rate)	0.08%	0.10%	0.10%
Flow loan in-force	1,447,794	1,394,067	1,331,773
Flow delinquent loans	1,369	1,693	1,550
Percentage of flow delinquent loans (delinquency rate)	0.09%	0.12%	0.12%
Bulk loans in-force	662,530	635,333	504,143
Bulk delinquent loans	349	377	279
Percentage of bulk delinquent loans (delinquency rate)	0.05%	0.06%	0.06%

Flow mortgage loans in-force increased from new policies written and bulk mortgage loans in-force increased from new bulk insurance written. The number of delinquent loans of our flow mortgage insurance decreased primarily from regional housing market improvement, particularly in oil-producing regions in 2017.

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

	Percent of primary risk in-force as of December 31, 2017	Delinquency rate as of December 31,
		2017	2016	2015
By province and territory:
Ontario	47%	0.03%	0.04%	0.05%
Alberta	16	0.17%	0.22%	0.12%
British Columbia	15	0.05%	0.06%	0.08%
Quebec	13	0.11%	0.15%	0.19%
Saskatchewan	3	0.28%	0.28%	0.17%
Nova Scotia	2	0.16%	0.18%	0.18%
Manitoba	2	0.08%	0.07%	0.09%
New Brunswick	1	0.16%	0.19%	0.20%
All other	1	0.17%	0.17%	0.13%

Total	100%	0.08%	0.10%	0.10%

Delinquency rates decreased slightly reflecting improvement primarily in Alberta and Quebec due to improving macroeconomic conditions in those regions in 2017.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from almost all of our customers. Based on the data provided by lenders, the delinquency rate as of December 31, 2017 was 0.18%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During 2017, the Australian dollar strengthened against the U.S. dollar, which favorably impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Australian gross domestic product is expected to have had moderate growth in 2017, supported by sustained low interest rates and an ongoing rise in resource exports. The cash rate remained flat at 1.50% in 2017. The December 2017 unemployment rate improved to 5.4% from 5.8% at the end of 2016.

Home prices in Australia continued to appreciate throughout 2017, with December 2017 home values approximately 4% higher than a year ago. The main driver of the home price appreciation in the year was the Melbourne housing market, with annual home price growth of approximately 9% as of the end of 2017.

Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. The review resulted in a refinement of premium recognition factors and a cumulative adjustment that was applied retrospectively as of October 1, 2017. This cumulative adjustment resulted in a decrease to earned premiums of $468 million, an increase to unearned premiums of $468 million, a decrease to DAC amortization of $18 million, and an unfavorable adjustment to net income (loss) of $141 million, net of taxes and noncontrolling interests. As a result of these changes, earned premiums and amortization of DAC are expected to increase over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged. As discussed above, the adjustment to our premium earnings pattern was applied on a retrospective basis under U.S. GAAP, however, under local Australian Accounting Standards this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were materially different in 2017 and will be materially different in future periods.

Our mortgage insurance business in Australia had lower losses in 2017 compared to 2016 due to favorable non-reinsurance recoveries on paid claims and a higher net benefit from cures and aging of existing delinquencies, partially offset by higher new delinquencies primarily in commodity-dependent regions. The loss ratio in Australia for the year ended December 31, 2017 was (79)% due to the aforementioned review of our premium earnings pattern. This adjustment reduced the loss ratio by 112% for the full year 2017. We expect higher earned premiums and lower losses to drive our loss ratio lower in 2018 than it would have been in 2017 without the adjustment from the review of our premium earnings pattern.

In 2017, our mortgage insurance business in Australia experienced a decrease in new insurance written volumes compared to 2016 due to lower market penetration from a change in customer mix, as well as APRA’s continued focus on lending standards, investment lending and serviceability. In March 2017, APRA announced changes to reinforce sound mortgage lending practices, focusing on slowing investor growth and limiting the flow of new interest-only lending. These changes continue to impact future new insurance written volumes in our Australian mortgage insurance business.

Gross premiums written in 2017 were lower compared to 2016 primarily driven by a decrease in flow volumes, particularly from a reduction in high loan-to-value mortgage origination volume resulting from regulatory measures to slow the growth in investment lending and limit the flow of new interest-only lending.

In November 2016, we entered into a new contract with our largest customer, effective January 1, 2017, with a term of three years. During 2017, this customer represented 43% of our new insurance written. The contract with our current second largest customer was extended through November 2018 under similar terms as the previous contract. This customer represented 14% of our new insurance written during 2017. The contract with our former second largest customer was terminated by the customer effective April 8, 2017.

Our mortgage insurance business in Australia evaluates its capital position in relation to the PCA as determined by APRA, utilizing ICAAP as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of December 31, 2017, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 193%, representing an increase from 157% as of December 31, 2016, largely resulting from lower production volumes, portfolio seasoning and cancellations, partially offset by dividends paid and share repurchase activity in 2017.

Segment results of operations

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues:
Premiums	$(140)	$337	$357	$(477)	(142)%	$(20)	(6)%
Net investment income	75	94	114	(19)	(20)%	(20)	(18)%
Net investment gains (losses)	25	9	6	16	178%	3	50%
Policy fees and other income	—	—	(3)	—	—%	3	100%

Total revenues	(40)	440	474	(480)	(109)%	(34)	(7)%

Benefits and expenses:
Benefits and other changes in policy reserves	109	113	81	(4)	(4)%	32	40%
Acquisition and operating expenses, net of deferrals	67	96	98	(29)	(30)%	(2)	(2)%
Amortization of deferred acquisition costs and intangibles	24	14	18	10	71%	(4)	(22)%
Interest expense	9	10	10	(1)	(10)%	—	—%

Total benefits and expenses	209	233	207	(24)	(10)%	26	13%

Income (loss) from continuing operations before income taxes	(249)	207	267	(456)	NM (1)	(60)	(22)%
Provision (benefit) for income taxes	(90)	67	80	(157)	NM (1)	(13)	(16)%

Income (loss) from continuing operations	(159)	140	187	(299)	NM (1)	(47)	(25)%
Less: income (loss) from continuing operations attributable to noncontrolling interests	(80)	75	84	(155)	NM (1)	(9)	(11)%

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(79)	65	103	(144)	NM (1)	(38)	(37)%
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(13)	(5)	(3)	(8)	(160)%	(2)	(67)%
(Gains) losses on early extinguishment of debt, net (3)	—	—	1	—	—%	(1)	(100)%
Taxes on adjustments	4	2	1	2	100%	1	100%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(88)	$62	$102	$(150)	NM (1)	$(40)	(39)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the years ended December 31, 2017, 2016 and 2015, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $12 million, $4 million and $3 million, respectively.
(3)	For the year ended December 31, 2015, (gains) losses on early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $1 million.

2017 compared to 2016

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

Our mortgage insurance business in Australia had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in 2017 compared to adjusted operating income available to Genworth

Financial, Inc.’s common stockholders in 2016 largely driven by a net unfavorable adjustment of $141 million from a review of our premium earnings pattern in 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event (see “—Critical Accounting Estimates” for additional information). The decrease was also attributable to lower investment income in 2017.

Revenues

Premiums decreased predominantly from a review of our premium earnings pattern, which reduced our earned premiums by $468 million in 2017 (see “—Critical Accounting Estimates—Unearned premiums” for additional information). The decrease was also attributable to the seasoning of our smaller in-force blocks of business in 2016.

Net investment income decreased primarily from lower yields in 2017.

Net investment gains increased predominantly from higher net gains from the sale of investment securities due to the rebalancing of our portfolio, partially offset by impairments and derivative losses in 2017.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely attributable to $7 million of favorable non-reinsurance recoveries on paid claims in 2017 and a higher net benefit from cures and aging of existing delinquencies, partially offset by higher new delinquencies primarily in commodity-dependent regions in 2017. The year ended December 31, 2017 included an increase of $3 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased primarily from a change in the classification of contract fees amortization expense, which we began recording to amortization of DAC and intangibles in the second quarter of 2017, as well as lower employee compensation and benefit expenses and a decrease in professional fees in 2017.

Amortization of DAC and intangibles increased as a result of a change in the classification of contract fees amortization expense that was previously recorded to acquisition and operating expenses, net of deferrals, as discussed above, and higher contract fees being amortized in 2017. These increases were partially offset by an $18 million decrease in amortization of DAC related to our premium earnings pattern review in 2017 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information).

Provision (benefit) for income taxes. The effective tax rate of 36.2% for the year ended December 31, 2017 was driven mostly by lower foreign tax rates in relation to our pre-tax loss. The effective tax rate of 32.3% for the year ended December 31, 2016 was predominantly related to lower foreign tax rates in relation to pre-tax income.

Income (loss) from continuing operations attributable to noncontrolling interests. The loss from continuing operations attributable to noncontrolling interests in 2017 was predominantly related to the completion of a premium earnings pattern review, which resulted in an unfavorable adjustment of $151 million.

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

Amortization of DAC and intangibles decreased mainly driven by lower software amortization in 2016.

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

Australia Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Primary insurance in-force	$251,400	$234,000	$233,600	$17,400	7%	$400	—%
Risk in-force	87,500	81,400	81,500	6,100	7%	(100)	—%
New insurance written	18,300	19,800	24,900	(1,500)	(8)%	(5,100)	(20)%
Net premiums written	231	231	328	—	—%	(97)	(30)%

2017 compared to 2016

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the years ended December 31, 2017 and 2016, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor. Australia currently provides excess-of-loss reinsurance coverage with one lender. The insurance in-force and risk in-force associated with this reinsurance agreement are excluded from the above metrics as they are insignificant in relation to the rest of the portfolio.

Primary insurance in-force and risk in-force increased primarily from increases of $19.2 billion and $6.7 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written decreased for the year ended December 31, 2017 mainly attributable to lower market penetration from a change in customer mix, partially offset by higher bulk mortgage insurance written. The year ended December 31, 2017 included an increase of $600 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2017, our unearned premium reserves were $1.3 billion, compared to $850 million as of December 31, 2016. The change in unearned premiums was primarily related to a review of our premium earnings pattern, which resulted in an increase of $468 million (see “—Critical Accounting Estimates—Unearned premiums” for additional information). This increase was partially offset by lower premiums written in 2017 primarily from lower market penetration from a change in customer mix. The change in unearned premiums also included an increase of $98 million attributable to changes in foreign exchange rates.

Excluding the effects of changes in foreign exchange rates, net premiums written decreased primarily from lower market penetration from a change in customer mix. The year ended December 31, 2017 included an increase of $7 million attributable to changes in foreign exchange rates.

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

Primary insurance in-force increased primarily from flow new insurance written during 2016. The year ended December 31, 2016 included a decrease of $2.4 billion attributable to changes in foreign exchange rates.

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

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2016, our unearned premium reserves were $850 million, compared to $963 million as of December 31, 2015. Unearned premium reserves decreased primarily as a result of lower premiums written from lower business volume in 2016 and included a decrease of $10 million attributable to changes in foreign exchange rates.

Net premiums written decreased primarily from lower flow volume and from changes in the loan-to-value mix in 2016, as well as the impact of the termination of a customer relationship with respect to new business in the second quarter of 2015. The year ended December 31, 2016 included a decrease of $4 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Loss ratio	(79)%	34%	23%	(113)%	11%
Expense ratio (net earned premiums)	(65)%	33%	32%	(98)%	1%
Expense ratio (net premiums written)	39%	47%	35%	(8)%	12%

The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio (net earned premiums) is the ratio of general expenses to net earned premiums. The expense ratio (net premiums written) is the ratio of general expenses to net premiums written. In our mortgage insurance business in Australia, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2017 compared to 2016

Loss ratio

The loss ratio decreased for the year ended December 31, 2017 primarily driven by a review of our premium earnings pattern, which decreased earned premiums by $468 million in 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This adjustment reduced the loss ratio by 112% in 2017. In addition, losses were lower largely driven by $7 million of favorable non-reinsurance recoveries on paid claims and higher net benefits from cures and aging of existing delinquencies, partially offset by higher new delinquencies predominantly in commodity-dependent regions in 2017.

Expense ratio (net earned premiums)

The expense ratio (net earned premiums) decreased primarily from a review of our premium earnings pattern, which decreased earned premiums by $468 million and decreased amortization of DAC by $18 million (see “—Critical Accounting Estimates” for additional information). These adjustments reduced the expense ratio (net earned premiums) by 98% in 2017.

Expense ratio (net premiums written)

The expense ratio (net premiums written) decreased primarily from an $18 million decrease in amortization of DAC as a result of a review of our premium earnings pattern in 2017 as discussed above. This adjustment reduced the expense ratio (net premiums written) by eight percentage points in 2017.

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

Australia mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our Australia mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2017	2016	2015
95.01% and above	$13,849	$13,775	$15,055
90.01% to 95.00%	23,849	21,593	20,933
80.01% to 90.00%	24,524	21,971	21,510
80.00% and below	25,258	24,094	23,970

Total	$87,480	$81,433	$81,468

Overall risk in-force increased $6.7 billion attributable to changes in foreign exchange rates in 2017.

Delinquent loans and claims

The claim process in our Australia Mortgage Insurance segment is similar to the process we follow in our U.S. mortgage insurance business. See “—U.S. Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of December 31:

	2017	2016	2015
Primary insured loans in-force	1,416,525	1,464,139	1,478,434
Delinquent loans	6,696	6,731	5,552
Percentage of delinquent loans (delinquency rate)	0.47%	0.46%	0.38%
Flow loan in-force	1,303,928	1,354,616	1,364,628
Flow delinquent loans	6,476	6,451	5,317
Percentage of flow delinquent loans (delinquency rate)	0.50%	0.48%	0.39%
Bulk loans in-force	112,597	109,523	113,806
Bulk delinquent loans	220	280	235
Percentage of bulk delinquent loans (delinquency rate)	0.20%	0.26%	0.21%

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

	Percent of primary risk in-force as of December 31, 2017	Delinquency rate as of December 31,
		2017	2016	2015
By state and territory:
New South Wales	28%	0.31%	0.30%	0.27%
Queensland	23	0.67%	0.66%	0.53%
Victoria	23	0.37%	0.38%	0.33%
Western Australia	12	0.83%	0.74%	0.46%
South Australia	6	0.60%	0.61%	0.51%
Australian Capital Territory	3	0.14%	0.17%	0.17%
Tasmania	2	0.32%	0.35%	0.32%
New Zealand	2	0.04%	0.07%	0.17%
Northern Territory	1	0.48%	0.36%	0.17%

Total	100%	0.47%	0.46%	0.38%

Delinquency rates increased slightly primarily from higher new flow delinquencies attributable to economic pressures, particularly in commodity-dependent regions.

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

We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. We performed our annual review of claim reserve assumptions for our long-term care insurance business in the third quarter of 2017. In the fourth quarter of 2017, we performed assumption reviews for our universal and term universal life insurance products as well as for our other U.S. life insurance products, including our long-term care insurance products, and completed our loss recognition testing. For a discussion of additional information related to changes to our assumptions and methodologies, including certain related sensitivities, see “—Critical Accounting Estimates.”

Our U.S. Life Insurance segment will continue to migrate to a new valuation and projection platform for certain lines of business, while we upgrade platforms for other lines of business. The migration and upgrades are part of our ongoing efforts to improve the infrastructure and capabilities of our information systems and our routine assessment and refinement of financial, actuarial, investment and risk management capabilities and processes enterprise wide. These efforts will also provide our U.S. Life Insurance segment with improved platforms to support emerging accounting guidance and ongoing changes in capital regulations. Concurrently, actuarial processes and methodologies will be reviewed, and may result in additional refinements to our models and/or assumptions. Any material changes in balances, margins or income trends that may result from these activities will be disclosed accordingly. We intend to continue developing our modeling capabilities in our various businesses, including for our long-term care insurance projections where we migrated substantially all of our retained long-term care insurance business to this new modeling system in 2016 and 2017. The new modeling system values and forecasts associated liability cash flows and policyholder behavior at a more granular level than our previous system.

One of our strategic objectives was to separate, then isolate, through a series of internal transactions, our long-term care insurance business from our other U.S. life insurance businesses. Our goal under the plan has been to align substantially all of our non-New York in-force life insurance and annuity business under GLAIC, our Virginia domiciled life insurance company, and substantially all of our non-New York long-term care insurance business under GLIC, our Delaware domiciled life insurance company. We also anticipated that a Genworth holding company would pursue the purchase of GLAIC from GLIC at fair market value, referred to as “unstacking.” Completion of these transactions and approval of the unstacking were included as conditions to the closing of Genworth’s proposed acquisition by China Oceanwide. In preparation for the unstacking, we completed several reinsurance agreements. Effective April 1, 2017, GLAIC assumed risk on a coinsurance basis for certain blocks of term life insurance, universal life insurance and single premium whole life insurance from GLIC. Effective July 1, 2017, GLIC recaptured certain single premium deferred annuity products previously ceded to GLAIC. In addition, effective July 1, 2017, GLAIC assumed risk on a modified coinsurance basis for certain blocks of fixed annuities, including those single premium deferred annuity products recaptured by GLIC, and certain corporate-owned life insurance policies from GLIC. As a result, there was an adverse impact on GLIC’s RBC ratio in the third quarter of 2017. The reinsurance treaties, effective July 1, 2017, included provisions that required us to unwind or void these treaties in the event the merger transaction with China Oceanwide was terminated or not completed by December 31, 2017. We had anticipated that the separation of our businesses as described above would be completed by December 31, 2017 and that certain capital benefits associated with these transactions would have offset the adverse impact to GLIC’s RBC ratio as of the end of 2017. However, with the unstacking not being completed by year end and without a target date for such completion, the July 1, 2017 reinsurance treaties were terminated. These transactions are required to be completed under the Merger Agreement with China Oceanwide. The internal reinsurance transactions had no impact on our consolidated results of operations or financial condition in our consolidated financial statements prepared in accordance with U.S. GAAP as the financial impact of the intercompany reinsurance was eliminated in consolidation.

Results of our U.S. life insurance businesses are also impacted by interest rates. The continued low interest rate environment puts pressure on the profitability and returns of these businesses as higher yielding investments have matured and been replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Long-term care insurance

Results of our long-term care insurance business are influenced primarily by our ability to achieve rate actions, morbidity, mortality, persistency, investment yields, expenses, sales, changes in regulations and reinsurance. Sales of our products are impacted by the relative competitiveness of our ratings, product features, pricing and commission levels and the impact of in-force rate actions on distribution and consumer demand. Changes in regulations or government programs, including long-term care insurance rate action legislation, could impact our long-term care insurance business either positively or negatively.

Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. During the third quarter of 2017, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business but did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns and benefit utilization rates as we typically do each quarter. The updates in the third quarter of 2017 did not have a significant impact on claim reserve levels. During the third quarter of 2016, we completed our annual review of assumptions and methodologies related to our long-term care insurance claim reserves, which resulted in recording higher claim reserves of $460 million and reinsurance recoverables of $25 million. In the third quarter of 2016, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. For a discussion of additional information related to changes to our assumptions and methodologies, see “—Critical Accounting Estimates—Liability for policy and contract claims.”

In the fourth quarter of 2017, we performed assumption reviews and completed our loss recognition and cash flow testing. As part of the annual testing, we reviewed assumptions for incidence and interest rates, among other assumptions, and considered incremental benefits from expected future rate actions. As of December 31, 2017, our loss recognition testing margins for our long-term care insurance business, excluding the acquired block, were positive but were reduced from the 2016 levels as higher costs relating primarily to higher expected future incidence of claims, partially offset by the higher modeled benefit of planned future rate actions. We continue to test our acquired block of long-term care insurance separately. In 2017, our loss recognition testing margin for the acquired block was positive and consistent with 2016 levels. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition and cash flow testing results. For a discussion of additional information related to changes to our assumptions and methodologies, see “—Critical Accounting Estimates—Future policy benefits.”

Our assumptions are sensitive to slight variability in actual experience and small changes in assumptions could result in decreases in the margin of our long-term care insurance blocks to at/or below zero in future years. To the extent, based on reviews, the margin of our long-term care insurance block, excluding the acquired block, is negative, we would be required to recognize a loss, by amortizing more DAC and/or establishing additional benefit reserves. In the event a loss is recognized, we would increase reserves to offset such losses that would be recognized in later years. For our acquired block of long-term care insurance, the impacts of adverse changes in assumptions would be immediately reflected in net income (loss) if our margin for this block is reduced below zero. A significant decrease in our loss recognition testing margin of our long-term care insurance blocks could have a material adverse effect on our business, results of operations and financial condition.

In connection with the updated assumptions and methodologies that increased claim reserves on existing claims in our 2016 review, we now establish higher claim reserves on new claims, which have decreased earnings in 2017 and we expect will decrease earnings going forward as higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts, unlimited benefit pools and higher inflation factors going on claim. Also, we expect growth in new claims as our blocks of business continue to age. In addition, premiums will decline as policies terminate from mortality and lapses.

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved premium rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the year ended December 31, 2017 was 76% compared to 90% for the year ended December 31, 2016. The loss ratio in 2016 reflected the updated assumptions and methodologies from our annual review of claim reserve assumptions completed in the third quarter of 2016.

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

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases. For an update on rate actions, refer to “—Significant Developments—U.S. Life Insurance.” As of December 31, 2017, we have suspended sales in Hawaii, Massachusetts, New Hampshire and Vermont, and will consider taking similar actions in the future, in other states where we are unable to obtain satisfactory rate increases on in-force policies and/or unable to obtain approval for new products. We will also consider litigation against states that decline actuarially justified rate increases. As of December 31, 2017, we were in litigation with one state that has refused to approve actuarially justified rate actions. The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time. During 2017, quarterly income benefits of our in-force rate actions increased sequentially each quarter, which resulted in the full year 2017 income benefits of the in-force rate actions, in aggregate, to exceed those recognized in 2016. This increase was the result of certain rate increase approvals being received earlier than anticipated and/or being larger than expected, partially offset by a lower benefit from policyholder reduced benefit elections.

Our long-term care insurance sales decreased 30% in 2017 compared to 2016. Sales decreased primarily due to our lower ratings. We expect that our sales will continue to be adversely impacted by our current ratings. Future adverse ratings announcements or actions could negatively impact our sales levels further.

Despite our low sales levels in our long-term care insurance business and our current ratings, we continue to evaluate new products. For example, we previously launched an enhanced product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates, benefit levels and adjusting other coverage options. In support of this product, we are investing in targeted distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products and distribution strategies that we believe will help expand the long-term care insurance market over time and meet broader consumer needs.

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

In 2017, we experienced a higher mortality trend as policies have aged. In the fourth quarter of 2017, we performed assumption reviews and completed our loss recognition testing for our universal and term universal life insurance products. As part of our assumption review in the fourth quarter of 2017, we recorded $74 million of after-tax charges in our universal and term universal life insurance products primarily driven by assumption changes due to emerging mortality experience as well as adjustments from continued low interest rates. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience and may be required to make further adjustments to our universal and term universal life insurance reserves in the future, which could also impact our loss recognition testing results. Mortality levels may deviate each period from historical trends. Any further materially adverse changes to our assumptions, including mortality, may have a materially negative impact on our results of operations, financial condition and business. In connection with the updated assumptions from our 2016 and 2017 reviews, we expect to establish higher reserves, which will decrease earnings in future periods. For a discussion of additional information related to changes to our life insurance assumptions, see “—Critical Accounting Estimates.”

Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 have transitioned to their post guaranteed level premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post guaranteed level premium rate period, we may experience volatility in DAC amortization, premiums and mortality experience, which may reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency continues to be lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000. In 2017, we have experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year term life insurance blocks entering their post guaranteed level premium rate periods. We anticipate this trend will continue with accompanying higher DAC amortization and lower profitability as larger blocks reach the end of their level premium periods through 2020, especially for our 2000 block, and will continue as our other blocks reach their post guaranteed level premium rate period. As of December 31, 2017, our term life insurance products had a DAC balance of $1.3 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, and expense and commission levels. As previously disclosed, we suspended sales of our traditional fixed annuity products on March 7, 2016.

We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns. However, if interest rates remain at current levels or decrease further, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Beginning in the second quarter of 2016, our loss recognition testing resulted in a premium deficiency on our fixed immediate annuity products driven by the low interest rate environment. Due to the premium deficiency that existed in 2016 and the current low interest rate environment, we continue to monitor our fixed immediate annuity products more frequently than annually and have recorded additional charges in each quarter of 2017. If interest rates remain at the current levels or increase at a slower pace than we assumed, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected in net income (loss) if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income (loss), and would result in higher income recognition over the remaining duration of the in-force block. For a discussion of additional information related to our loss recognition testing for our fixed immediate annuity products, see “—Critical Accounting Estimates.”

For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues:
Premiums	$2,922	$2,670	$3,128	$252	9%	$(458)	(15)%
Net investment income	2,755	2,726	2,701	29	1%	25	1%
Net investment gains (losses)	134	128	(10)	6	5%	138	NM (1)
Policy fees and other income	660	726	726	(66)	(9)%	—	—%

Total revenues	6,471	6,250	6,545	221	4%	(295)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	4,880	4,822	4,692	58	1%	130	3%
Interest credited	506	565	596	(59)	(10)%	(31)	(5)%
Acquisition and operating expenses, net of deferrals	572	648	684	(76)	(12)%	(36)	(5)%
Amortization of deferred acquisition costs and intangibles	328	403	872	(75)	(19)%	(469)	(54)%
Interest expense	13	38	92	(25)	(66)%	(54)	(59)%

Total benefits and expenses	6,299	6,476	6,936	(177)	(3)%	(460)	(7)%

Income (loss) from continuing operations before income taxes	172	(226)	(391)	398	176%	165	42%
Provision (benefit) for income taxes	60	(80)	(138)	140	175%	58	42%

Income (loss) from continuing operations	112	(146)	(253)	258	177%	107	42%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(138)	(133)	(5)	(5)	(4)%	(128)	NM (1)
Losses from life block transactions	—	9	455	(9)	(100)%	(446)	(98)%
Expenses related to restructuring	—	19	5	(19)	(100)%	14	NM (1)
Gains on sale of businesses	—	(1)	—	1	100%	(1)	NM (1)
Taxes on adjustments	48	37	(159)	11	30%	196	123%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$22	$(215)	$43	$237	110%	$(258)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the years ended December 31, 2017, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(4) million, $(5) million and $(15) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$59	$(200)	$29	$259	130%	$(229)	NM	(1)
Life insurance	(79)	(83)	(80)	4	5%	(3)	(4)%
Fixed annuities	42	68	94	(26)	(38)%	(26)	(28)%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$22	$(215)	$43	$237	110%	$(258)	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2017 compared to 2016

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•	Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $59 million in 2017 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $200 million in 2016. The loss in 2016 was predominantly attributable to higher claim reserves of $283 million as a result of the completion of our annual review of our claim reserves conducted during the third quarter of 2016. The increase from a loss in 2016 to income in 2017 was also attributable to higher incremental premiums and reduced benefits of $37 million in 2017 from in-force rate actions approved and implemented and a $20 million favorable adjustment related to changes in claims administration expense assumptions in 2017. These increases were partially offset by higher severity on new claims and higher incremental reserves of $36 million recorded in connection with an accrual for profits followed by losses as a result of higher profitability driven by favorable claim terminations in 2017.

•	The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business decreased $4 million predominantly from a less unfavorable unlocking of $122 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2017 compared to 2016 (see “—Critical Accounting Estimates” for additional information). This decrease was mostly offset by unfavorable mortality, higher lapses and higher reserves in 2017 reflecting previously updated assumptions from the fourth quarter of 2016. Also included in 2017 was a $20 million net unfavorable term conversion mortality assumption correction and a $15 million net unfavorable model refinement.

•	Our fixed annuities business decreased $26 million predominantly from a $33 million unfavorable impact from loss recognition testing in our fixed immediate annuity products primarily driven by the low interest rate environment in 2017 (see “—Critical Accounting Estimates” for additional information). Included in 2016 was an $8 million unfavorable correction related to state guaranty funds that did not recur.

Revenues

Premiums

•	Our long-term care insurance business decreased $21 million primarily driven by an unfavorable correction of $60 million in 2017 related to certain limited pay policies that had reached their paid up status. The decrease was also attributable to policy terminations, partially offset by $92 million of increased premiums in 2017 from in-force rate actions approved and implemented.

•	Our life insurance business increased $276 million mainly attributable to the impact of a reinsurance treaty under which we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in 2017.

Net investment income

•	Our long-term care insurance business increased $98 million largely from higher average invested assets due to growth of our in-force block, partially offset by lower reinvestment yields in 2017.

•	Our fixed annuities business decreased $67 million largely due to lower average invested assets in 2017.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business decreased $52 million primarily related to net gains of $130 million from the sale of U.S. Government Treasury Inflation Protected Securities (“TIPS”) in 2016 that did not recur, partially offset by higher net gains from the sale of investment securities in 2017.

•	Our fixed annuities business had net investment gains of $21 million in 2017 compared to net investment losses of $35 million in 2016. Net investment gains in 2017 resulted from derivative gains and net gains from the sale of investment securities, partially offset by losses on embedded derivatives related to our fixed indexed annuities. Net investment losses in 2016 related to impairments, losses on embedded derivatives related to our fixed indexed annuities and net losses from the sale of investment securities, partially offset by derivative gains.

Policy fees and other income. The decrease was mostly attributable to our life insurance business primarily as a result of suspending sales of these products on March 7, 2016 and a decline in our term universal and universal life insurance in-force blocks in 2017. The decrease was also related to an $8 million unfavorable model refinement in 2017.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business decreased $328 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance, that did not recur. The decrease was also attributable to a favorable correction of $54 million in 2017 associated with certain limited pay policies that had reached their paid up status and unfavorable adjustments of $50 million which included refinements to the calculations of reserves in 2016 that did not recur. The decrease was also driven by a $31 million favorable adjustment related to changes in claims administration expense assumptions and favorable claim terminations in 2017. These decreases were partially offset by aging and growth of the in-force block, higher severity on new claims, higher incremental reserves of $55 million recorded in connection with an accrual for profits followed by losses and a $28 million less favorable impact from reduced benefits in 2017 related to in-force rate actions approved and implemented.

•	Our life insurance business increased $283 million principally related to the impact of a reinsurance treaty under which we initially ceded $331 million of certain term life insurance reserves as part of a life block transaction in the first quarter of 2016 and from unfavorable mortality in 2017. The increase was also attributable to a $30 million unfavorable model refinement in 2017. These increases were partially offset by a less unfavorable unlocking of $135 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2017 compared to 2016 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information).

•	Our fixed annuities business increased $103 million largely attributable to $65 million of higher reserves from loss recognition testing in our fixed immediate annuity products primarily driven by the low interest rate environment (see “—Critical Accounting Estimates—Future policy benefits” for additional information). The increase was also related to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in 2016 that did not recur.

Interest credited.

•	Our life insurance business decreased $16 million predominantly from lower average account values and crediting rates in our universal life insurance products in 2017.

•	Our fixed annuities business decreased $43 million largely driven by a decline in average account values and lower crediting rates in 2017.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business increased $10 million mostly from the guaranty fund assessment in 2017 in connection with the Penn Treaty liquidation.

•	Our life insurance business decreased $21 million primarily from lower operating expenses attributable to the suspension of sales on March 7, 2016. Included in 2016 was $7 million of restructuring charges as well as expenses of $5 million associated with the life block transaction that did not recur.

•	Our fixed annuities business decreased $65 million largely attributable to a $55 million payment in connection with the recapture of certain life-contingent products by a third party in 2016 that did not recur and lower operating expenses as a result of the suspension of sales on March 7, 2016. The decrease was also attributable to an unfavorable correction of $12 million related to state guaranty funds in 2016 that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $12 million principally from a smaller in-force block as a result of lower sales in 2017.

•	Our life insurance business decreased $38 million largely related to a less unfavorable unlocking in our universal and term universal life insurance products of $55 million as part of our annual review of assumptions in the fourth quarter of 2017 compared to 2016 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information). The decrease was also attributable to a net $15 million favorable model refinement and an $11 million refinement related to reinsurance rates in 2017. These decreases were partially offset by a $41 million unfavorable term conversion mortality assumption correction and higher amortization in our term universal life insurance product reflecting previously updated lapse assumptions.

•	Our fixed annuities business decreased $25 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million in 2016 that did not recur. The decrease was also attributable to a less favorable unlocking of $9 million in 2017 driven by lower investment yields compared to changes in lapse assumptions in 2016.

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

Provision (benefit) for income taxes. The effective tax rate was 35.3% for the years ended December 31, 2017 and 2016.

2016 compared to 2015

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•	Our long-term care insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $200 million in 2016 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $29 million in 2015 largely related to the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $283 million. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). This decrease was partially offset by higher premiums and reduced benefits of $130 million in 2016 from in-force rate actions approved and implemented.

•	The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business increased $3 million principally from a higher unfavorable unlocking of $2 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2016 compared to 2015 (see “—Critical Accounting Estimates” for additional information).

•	Our fixed annuities business decreased $26 million largely related to loss recognition testing in our fixed immediate annuity products that resulted in a charge of $25 million mainly driven by the low interest rate environment in 2016 (see “—Critical Accounting Estimates—Deferred acquisition costs/Future policy benefits” for additional information).

Revenues

Premiums

•	Our long-term care insurance business increased $77 million principally from $125 million of increased premiums in 2016 from in-force rate actions approved and implemented, partially offset by policy terminations in 2016.

•	Our life insurance business decreased $517 million attributable to higher ceded reinsurance and lower sales in 2016. In the first quarter of 2016, we initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction.

•	Our fixed annuities business decreased $18 million principally from lower sales of our life-contingent products in 2016.

Net investment income

•	Our long-term care insurance business increased $97 million largely from higher average invested assets due to growth of our in-force block and $13 million of higher income related to inflation-driven volatility on TIPS purchases, partially offset by lower reinvestment yields and $7 million of lower gains from bond calls and mortgage loan prepayments in 2016.

•	Our life insurance business decreased $11 million largely from lower average invested assets, partially offset by $5 million in net unfavorable prepayment speed adjustments on structured securities in 2015.

•	Our fixed annuities business decreased $61 million largely due to lower average invested assets, $10 million of lower gains from limited partnerships and $4 million of lower gains from bond calls and mortgage loan prepayments in 2016.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business increased $111 million primarily related to net gains of $130 million from the sale of TIPS, partially offset by lower derivative gains in 2016.

•	Net investment gains in our life insurance business increased $11 million predominantly attributable to lower impairments and higher gains on embedded derivatives related to our indexed universal life insurance products in 2016.

•	Net investment losses in our fixed annuities business decreased $16 million predominantly from lower net losses on embedded derivatives related to our fixed indexed annuities as well as lower net losses from the sale of investment securities, partially offset by higher impairments in 2016.

Policy fees and other income

•	Our life insurance business decreased $4 million predominantly from a less favorable unlocking of $6 million as part of our annual review of assumptions in the fourth quarter of 2016 compared to 2015.

•	Our fixed annuities business increased $4 million largely driven by higher surrender fee income in 2016.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $565 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). The increase was also attributable to aging and growth of the in-force block, higher severity on new claims and $50 million of net unfavorable adjustments, which included refinements to the calculations of reserves in 2016. These increases were partially offset by reduced benefits of $85 million in 2016 related to in-force rate actions approved and implemented.

•	Our life insurance business decreased $380 million principally related to higher ceded reinsurance in 2016. In the first quarter of 2016, we initially ceded $331 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. These decreases were partially offset by a higher unfavorable unlocking in our universal and term universal life insurance products of $21 million as part of our annual review of assumptions in the fourth quarter of 2016 compared to 2015 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information).

•	Our fixed annuities business decreased $55 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in 2016. The decrease was also attributable to lower sales of our life-contingent products and lower interest credited in 2016. These decreases were partially offset by an increase in reserves of $24 million related to loss recognition testing in our fixed immediate annuity products primarily driven by the low interest rate environment (see “—Critical Accounting Estimates—Future policy benefits” for additional information).

Interest credited

•	Our life insurance business decreased $9 million predominantly from lower crediting rates in our universal life insurance products in 2016.

•	Our fixed annuities business decreased $22 million largely driven by a decline in average account values and lower crediting rates in 2016.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business decreased $38 million predominantly from lower sales and marketing costs in 2016.

•	Our life insurance business decreased $44 million primarily related to lower operating expenses attributable to a decline in sales, partially offset by $7 million of higher restructuring charges in 2016.

•	Our fixed annuities business increased $46 million largely attributable to a $55 million payment in connection with the recapture of certain life-contingent products by a third party, partially offset by lower operating expenses driven by a decline in sales in 2016.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business decreased $480 million principally from a DAC impairment of $455 million in the third quarter of 2015 as a result of loss recognition testing of certain term life insurance policies as part of a life block transaction that was finalized in the first quarter of 2016. The decrease was also attributable to a lower unfavorable unlocking in our universal and term universal life insurance products of $24 million as part of our annual review of assumptions in the fourth quarter of 2016 compared to 2015 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information).

•	Our fixed annuities business increased $7 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million driven primarily by the low interest rate environment in 2016 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information). This increase was partially offset by a higher favorable unlocking of $7 million in 2016 driven by changes in lapse assumptions.

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

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Net earned premiums:
Individual long-term care insurance	$2,383	$2,416	$2,330	$(33)	(1)%	$86	4%
Group long-term care insurance	110	98	107	12	12%	(9)	(8)%

Total	$2,493	$2,514	$2,437	$(21)	(1)%	$77	3%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$7	$12	$33	$(5)	(42)%	$(21)	(64)%
Group long-term care insurance	7	8	5	(1)	(13)%	3	60%

Total	$14	$20	$38	$(6)	(30)%	$(18)	(47)%

Loss ratio	76%	90%	74%	(14)%		16%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

2017 compared to 2016

Net earned premiums decreased primarily driven by an unfavorable correction of $60 million in 2017 related to certain limited pay policies that had reached their paid up status. The decrease was also attributable to policy terminations, partially offset by $92 million of increased premiums in 2017 from in-force rate actions approved and implemented.

Annualized first-year premiums and deposits decreased principally from lower sales due to our current ratings.

The loss ratio decreased largely related to the decrease in benefits and other changes in reserves, partially offset by the decrease in premiums as discussed above.

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

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Term and whole life insurance
Net earned premiums	$429	$153	$670	$276	180%	$(517)	(77)%
Sales	—	7	31	(7)	(100)%	(24)	(77)%
Life insurance in-force, net of reinsurance	103,654	202,645	312,226	(98,991)	(49)%	(109,581)	(35)%
Life insurance in-force before reinsurance	460,706	488,312	510,529	(27,606)	(6)%	(22,217)	(4)%
Term universal life insurance
Net deposits	$242	$250	$259	$(8)	(3)%	$(9)	(3)%
Life insurance in-force, net of reinsurance	118,678	121,856	125,001	(3,178)	(3)%	(3,145)	(3)%
Life insurance in-force before reinsurance	119,526	122,748	125,928	(3,222)	(3)%	(3,180)	(3)%
Universal life insurance
Net deposits	$355	$376	$486	$(21)	(6)%	$(110)	(23)%
Sales:
Universal life insurance	4	4	13	—	—%	(9)	(69)%
Linked-benefits	—	3	10	(3)	(100)%	(7)	(70)%
Life insurance in-force, net of reinsurance	36,916	38,836	40,376	(1,920)	(5)%	(1,540)	(4)%
Life insurance in-force before reinsurance	42,158	44,524	46,582	(2,366)	(5)%	(2,058)	(4)%
Total life insurance
Net earned premiums and deposits	$1,026	$779	$1,415	$247	32%	$(636)	(45)%
Sales:
Term life insurance	—	7	31	(7)	(100)%	(24)	(77)%
Universal life insurance	4	4	13	—	—%	(9)	(69)%
Linked-benefits	—	3	10	(3)	(100)%	(7)	(70)%
Life insurance in-force, net of reinsurance	259,248	363,337	477,603	(104,089)	(29)%	(114,266)	(24)%
Life insurance in-force before reinsurance	622,390	655,584	683,039	(33,194)	(5)%	(27,455)	(4)%

2017 compared to 2016

Term and whole life insurance

Net earned premiums increased primarily related to the impact of a reinsurance treaty under which we initially ceded $326 million of certain term life insurance premiums as part of a life block transaction in the first quarter of 2016, partially offset by the continued runoff of our term life insurance products in 2017.

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

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Single Premium Deferred Annuities
Account value, beginning of period	$11,806	$12,480	$12,437	$(674)	—%	$43	—%
Deposits	9	177	1,080	(168)	(95)%	(903)	(84)%
Surrenders, benefits and product charges	(1,422)	(1,151)	(1,339)	(271)	(24)%	188	14%

Net flows	(1,413)	(974)	(259)	(439)	(45)%	(715)	NM (1)
Interest credited and investment performance	320	300	302	20	7%	(2)	(1)%

Account value, end of period	$10,713	$11,806	$12,480	$(1,093)	(9)%	$(674)	(5)%

Single Premium Immediate Annuities
Account value, beginning of period	$4,853	$5,180	$5,763	$(327)	(6)%	$(583)	(10)%
Premiums and deposits	88	98	152	(10)	(10)%	(54)	(36)%
Surrenders, benefits and product charges	(592)	(755)	(791)	163	22%	36	5%

Net flows	(504)	(657)	(639)	153	23%	(18)	(3)%
Interest credited	209	228	249	(19)	(8)%	(21)	(8)%
Effect of accumulated net unrealized investment gains (losses)	83	102	(193)	(19)	(19)%	295	153%

Account value, end of period	$4,641	$4,853	$5,180	$(212)	(4)%	$(327)	(6)%

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,061	$1,066	$1,078	$(5)	(0)%	$(12)	(1)%
Surrenders, benefits and product charges	(70)	(62)	(69)	(8)	(13)%	7	10%

Net flows	(70)	(62)	(69)	(8)	(13)%	7	10%
Interest credited	56	57	57	(1)	(2)%	—	—%

Account value, net of reinsurance, end of period	$1,047	$1,061	$1,066	$(14)	(1)%	$(5)	—%

Total premiums from fixed annuities	$—	$3	$21	$(3)	(100)%	$(18)	(86)%

Total deposits on fixed annuities	$97	$272	$1,211	$(175)	(64)%	$(939)	(78)%

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.

2017 compared to 2016

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

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased as benefits exceeded net unrealized investment gains, interest credited and premiums. In 2016, we also had $24 million of higher reserves related to loss recognition testing driven primarily by the low interest rate environment in the current year. Sales declined primarily related to suspension of our products by distributors driven by the rating actions and from the suspension of sales of our traditional fixed annuity products on March 7, 2016. While we no longer solicit sales of these products, we continue to service our existing block of business.

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

Segment results of operations

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues:
Premiums	$—	$—	$1	$—	—%	$(1)	(100)%
Net investment income	160	147	138	13	9%	9	7%
Net investment gains (losses)	16	(14)	(69)	30	NM (1)	55	80%
Policy fees and other income	163	169	189	(6)	(4)%	(20)	(11)%

Total revenues	339	302	259	37	12%	43	17%

Benefits and expenses:
Benefits and other changes in policy reserves	26	42	44	(16)	(38)%	(2)	(5)%
Interest credited	140	131	124	9	7%	7	6%
Acquisition and operating expenses, net of deferrals	61	68	76	(7)	(10)%	(8)	(11)%
Amortization of deferred acquisition costs and intangibles	24	29	29	(5)	(17)%	—	—%
Interest expense	2	1	1	1	100%	—	—%

Total benefits and expenses	253	271	274	(18)	(7)%	(3)	(1)%

Income (loss) from continuing operations before income taxes	86	31	(15)	55	177%	46	NM (1)
Provision (benefit) for income taxes	25	6	(10)	19	NM (1)	16	160%

Income (loss) from continuing operations	61	25	(5)	36	144%	30	NM (1)
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(15)	5	49	(20)	NM (1)	(44)	(90)%
Taxes on adjustments	5	(2)	(17)	7	NM (1)	15	88%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$51	$28	$27	$23	82%	$1	4%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the years ended December 2017, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million, $(9) million and $(20) million, respectively.

2017 compared to 2016

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily driven by favorable equity market performance in 2017.

Revenues

Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in 2017.

Net investment gains in 2017 were primarily related to gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative losses. Net investment losses in 2016 were largely related to derivative losses, partially offset by gains on embedded derivatives associated with our variable annuity products with GMWBs.

Policy fees and other income decreased principally from lower account values in our variable annuity products in 2017.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to lower GMDB reserves in our variable annuity products due to favorable equity market performance in 2017.

Interest credited increased largely related to higher cash values in our corporate-owned life insurance products in 2017.

Acquisition and operating expenses, net of deferrals, decreased largely related to lower state guaranty fund assessments in 2017.

Amortization of DAC and intangibles decreased related to our variable annuity products principally from favorable equity market performance, partially offset by higher investment income in 2017.

Provision (benefit) for income taxes. The effective tax rate increased to 29.6% for the year ended 2017 from 19.4 % for the year ended 2016. The increase in the effective tax rate was primarily attributable to tax favored investments in relation to pre-tax income in 2017 compared to 2016.

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

Benefits and expenses

Interest credited increased largely related to higher loan cash values in our corporate-owned life insurance products in 2016.

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

Runoff selected operating performance measures

Variable annuity products

The following table sets forth selected operating performance measures regarding our variable annuity products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$4,581	$4,942	$5,666	$(361)	(7)%	$(724)	(13)%
Deposits	16	22	33	(6)	(27)%	(11)	(33)%
Surrenders, benefits and product charges	(572)	(570)	(699)	(2)	—%	129	18%

Net flows	(556)	(548)	(666)	(8)	(1)%	118	18%
Interest credited and investment performance	428	187	(58)	241	129%	245	NM (2)

Account value, end of period	$4,453	$4,581	$4,942	$(128)	(3)%	$(361)	(7)%

Traditional Variable Annuities
Account value, net of reinsurance,
beginning of period	$1,167	$1,241	$1,455	$(74)	(6)%	$(214)	(15)%
Deposits	7	8	9	(1)	(13)%	(1)	(11)%
Surrenders, benefits and product charges	(218)	(198)	(259)	(20)	(10)%	61	24%

Net flows	(211)	(190)	(250)	(21)	(11)%	60	24%
Interest credited and investment performance	174	116	36	58	50%	80	NM (2)

Account value, net of reinsurance, end of period	$1,130	$1,167	$1,241	$(37)	(3)%	$(74)	(6)%

Variable Life Insurance
Account value, beginning of period	$283	$291	$313	$(8)	(3)%	$(22)	(7)%
Deposits	7	7	8	—	—%	(1)	(13)%
Surrenders, benefits and product charges	(38)	(33)	(38)	(5)	(15)%	5	13%

Net flows	(31)	(26)	(30)	(5)	(19)%	4	13%
Interest credited and investment performance	49	18	8	31	172%	10	125%

Account value, end of period	$301	$283	$291	$18	6%	$(8)	(3)%

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.

2017 compared to 2016

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

2016 compared to 2015

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased primarily related to surrenders outpacing favorable equity market performance in 2016.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value was primarily the result of surrenders outpacing favorable equity market performance in 2016.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
GICs, FABNs and Funding Agreements
Account value, beginning of period	$560	$410	$493	$150	37%	$(83)	(17)%
Deposits	—	254	—	(254)	(100)%	254	NM (1)
Surrenders and benefits	(308)	(110)	(86)	(198)	(180)%	(24)	(28)%

Net flows	(308)	144	(86)	(452)	NM (1)	230	NM (1)
Interest credited	8	6	3	2	33%	3	100%

Account value, end of period	$260	$560	$410	$(300)	(54)%	$150	37%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2017 compared to 2016

Account value related to our institutional products decreased mainly attributable to scheduled maturities of certain funding agreements in 2017. Deposits in 2016 related to funding agreements for asset-liability management and yield enhancement.

2016 compared to 2015

Account value related to our institutional products increased mainly attributable to higher deposits as a result of issuing funding agreements for asset-liability management and yield enhancement outpacing scheduled maturities of these products in 2016.

Corporate and Other Activities

Results of operations

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues:
Premiums	$8	$12	$25	$(4)	(33)%	$(13)	(52)%
Net investment income	5	3	(3)	2	67%	6	200%
Net investment gains (losses)	(38)	(87)	29	49	56%	(116)	NM (1)
Policy fees and other income	(2)	78	(10)	(80)	(103)%	88	NM (1)

Total revenues	(27)	6	41	(33)	NM (1)	(35)	(85)%

Benefits and expenses:
Benefits and other changes in policy reserves	3	4	14	(1)	(25)%	(10)	(71)%
Acquisition and operating expenses, net of deferrals	77	217	230	(140)	(65)%	(13)	(6)%
Amortization of deferred acquisition costs and intangibles	2	1	1	1	100%	—	—%
Interest expense	242	270	298	(28)	(10)%	(28)	(9)%

Total benefits and expenses	324	492	543	(168)	(34)%	(51)	(9)%

Loss from continuing operations before income taxes	(351)	(486)	(502)	135	28%	16	3%
Provision (benefit) for income taxes	(568)	114	(130)	(682)	NM (1)	244	188%

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	217	(600)	(372)	817	136%	(228)	(61)%
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	38	87	(29)	(49)	(56)%	116	NM (1)
(Gains) losses on sale of businesses	—	(2)	140	2	100%	(142)	(101)%
(Gains) losses on early extinguishment of debt	—	(48)	1	48	100%	(49)	NM (1)
Expenses related to restructuring	1	2	3	(1)	(50)%	(1)	(33)%
Fees associated with bond solicitation	—	18	—	(18)	(100)%	18	NM (1)
Taxes on adjustments	(13)	(44)	9	31	70%	(53)	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$243	$(587)	$(248)	$830	141%	$(339)	(137)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2017 compared to 2016

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

Corporate and Other Activities had adjusted operating income available to Genworth Financial, Inc.’s common stockholders in 2017 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in 2016 largely related to changes in U.S. tax legislation under the TCJA (see “—Regulation—Changes in tax law”). In the fourth quarter of 2017, we recorded a net tax benefit of $456 million primarily attributable to a $258 million release of a valuation allowance recorded in 2016, the impact from changes in the federal tax rates and the release of shareholder liability taxes. These decreases were partially offset by higher transition taxes, $11 million of higher taxes associated with our tax allocation methodology, which was driven by the premium earnings pattern review in our Australia mortgage insurance business and other items. The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in 2016 was primarily related to tax charges of $258 million recorded on deferred tax assets related to foreign tax credits that we did not expect to realize in 2016 and additional legal fees and expenses of $70 million.

Revenues

Premiums decreased largely related to the sale of our European mortgage insurance business in May 2016.

Net investment losses decreased primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in 2016 that did not recur and from lower derivative losses in 2017. These decreases were partially offset by net losses from the sale of investment securities in 2017 compared to net gains in 2016.

In 2016, policy fees and other income included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pac Life that did not recur.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by expenses in 2016 that did not recur. Expenses in 2016 included a $79 million litigation settlement and related legal expenses, $20 million of expenses related to the early redemption of debt, $18 million of bond consent fees, a $9 million loss related to the sale of our European mortgage insurance business and other legal expenses associated with litigation. These decreases were partially offset by higher consulting fees in 2017.

Interest expense decreased largely driven by a favorable correction of $11 million related to our Tax Matters Agreement liability and a contractual change in our junior subordinated notes related to an interest rate change from fixed to floating rates.

The income tax benefit in 2017 was principally from changes in U.S. tax legislation under the TCJA (see “—Regulation—Changes in tax law”). In the fourth quarter of 2017, we recorded a net tax benefit of $456 million primarily attributable to a $258 million release of a valuation allowance recorded in 2016, the impact from changes in the federal tax rates and the release of shareholder liability taxes. These decreases were partially offset by an increase in taxes associated with the transition tax, $11 million of higher taxes associated with our tax allocation methodology, which was driven by the premium earnings pattern review in our Australia mortgage insurance business and other items. The income tax provision in 2016 was largely attributable to a valuation allowance of $258 million recorded on deferred tax assets related to foreign tax credits that we did not expect to realize in 2016, partially offset by a tax benefit primarily from the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe.

2016 compared to 2015

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders increased mainly as a result of tax charges of $258 million and additional legal fees and expenses of $70 million, partially offset by lower operating expenses and interest expense in 2016.

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

Acquisition and operating expenses, net of deferrals, decreased mainly driven by the $140 million loss on the sale of our mortgage insurance business in Europe recorded in the fourth quarter of 2015, partially offset by $69 million for the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $10 million of legal fees and expenses related to this litigation in 2016. In addition, we paid a make-whole expense of $20 million on the early redemption of Genworth Holdings’ 2016 senior notes in January 2016 and paid broker, advisor and investment banking fees of $18 million associated with Genworth Holdings’ bond consent solicitation in March 2016. The decrease was also partially offset by an additional loss of $9 million related to the sale of our mortgage insurance business in Europe in 2016.

Interest expense decreased largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

The income tax provision was largely attributable to a valuation allowance of $258 million recorded on deferred tax assets in 2016. In light of our 2016 financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we did not expect to realize. The financial projections did not include any benefits or aspects of the proposed transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership. This increase was partially offset by a tax benefit in 2016 related to the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

Long-term interest rates remain at historically low levels despite the fact the U.S. Federal Reserve raised its benchmark lending rate three times in 2017. Additionally, during 2017, the U.S. Federal Reserve announced that it would begin to normalize monetary policy and scale back quantitative easing. As a result of the U.S. Federal Reserve’s actions, the U.S. Treasury yield curve flattened as short-term U.S. Treasury yields rose significantly while long-term U.S. Treasury yields decreased compared to 2016. The U.S. equity markets increased and credit spreads tightened during 2017 despite periods of volatility associated with geopolitical issues and natural disasters. In the fourth quarter of 2017, credit markets and investment valuations also increased due to recently enacted U.S. tax legislation. The macroeconomic environment remains generally positive, given global growth and positive corporate profits. U.S. fixed income markets issuances exceeded expectations and demand from foreign and domestic investors continued to support valuations. Global equity markets were higher and the economies of the Eurozone countries continued to improve.

As of December 31, 2017, our fixed maturities securities portfolio, which was 96% investment grade, comprised 85% of our total investment portfolio. Our $3.9 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total cash, cash equivalents and invested assets as of December 31, 2017. We believe our energy portfolio is well-diversified and would expect manageable capital impact on our U.S. life insurance subsidiaries.

Derivatives

We actively responded to the risk in our derivatives portfolio arising from our counterparties’ right to terminate their bilateral OTC derivatives transactions with us following the downgrades of our life insurance subsidiaries by S&P in September 2017, Moody’s in October 2017 and February 2018, and A.M. Best in February 2018. We notified our counterparties of the downgrades to determine whether they would exercise their rights to terminate the transactions, agree to maintain the transactions with us under revised terms or permit us to move the transactions to clearing through CME, subject to available capacity from our clearing agents. Although some counterparties have indicated that they reserve their rights to take action against us, only one counterparty has done so. During October 2017, this counterparty terminated approximately $800 million in notional value with us, which we re-hedged using financial futures. We also continue to discuss the downgrades with the other counterparties. During the fourth quarter of 2017, we added one new counterparty and began initiated trades. In addition, during the first quarter of 2018 we started negotiations with other additional counterparties.

As of December 31, 2017, $13.8 billion notional of our derivatives portfolio was cleared through the CME. The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of December 31, 2017, we posted initial margin of $300 million to our clearing agents, which represented approximately $60 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings and may be more easily terminated for other reasons. As of December 31, 2017, $6.0 billion notional of our derivatives portfolio was in bilateral OTC derivatives transactions pursuant to which we have posted aggregate independent amounts of $264 million and are holding collateral from counterparties in the amount of $195 million. We have notional of $3.2 billion in bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings. Given our current ratings, our ability to enter into new derivatives transactions could be limited.

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the years ended December 31:

	Years ended December 31,						Increase (decrease)
	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$2,578	4.6%	$2,565	4.6%	$2,558	(0.1)%	$13	—%	$7
Fixed maturity securities—non-taxable	3.7%	12	3.6%	12	3.5%	12	0.1%	—	0.1%	—
Commercial mortgage loans	4.9%	306	5.2%	318	5.5%	337	(0.3)%	(12)	(0.3)%	(19)
Restricted commercial mortgage loans related to securitization entities (1)	7.7%	9	7.1%	10	8.0%	14	0.6%	(1)	(0.9)%	(4)
Equity securities	5.2%	36	5.6%	28	5.2%	15	(0.4)%	8	0.4%	13
Other invested assets	46.9%	157	25.3%	141	24.7%	135	21.6%	16	0.6%	6
Restricted other invested assets related to securitization entities (1)	1.1%	1	0.9%	3	1.3%	5	0.2%	(2)	(0.4)%	(2)
Policy loans	8.6%	153	8.7%	146	8.9%	137	(0.1)%	7	(0.2)%	9
Cash, cash equivalents and short-term investments	1.0%	36	0.5%	20	0.3%	13	0.5%	16	0.2%	7

Gross investment income before expenses and fees	4.7%	3,288	4.6%	3,243	4.6%	3,226	0.1%	45	—%	17
Expenses and fees	(0.1)%	(88)	(0.1)%	(84)	(0.1)%	(88)	—%	(4)	—%	4

Net investment income	4.6%	$3,200	4.5%	$3,159	4.5%	$3,138	0.1%	$41	—%	$21

Average invested assets and cash		$70,152		$69,774		$69,976		$378		$(202)

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

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

The annualized weighted-average investment yields increased slightly in 2017 primarily attributable to higher investment income on higher average invested assets. Net investment income included $9 million of higher limited partnership income as compared to 2016. The year ended December 31, 2017 included an increase of $5 million attributable to changes in foreign exchange rates.

The annualized weighted-average investment yields remained unchanged in 2016 compared to 2015 as lower reinvestment yields and variable income were offset by higher average invested assets in our long-term care insurance business. Net investment income reflected $20 million of lower gains related to limited partnerships and $10 million of lower gains related to bond calls and mortgage prepayments, partially offset by $13 million of higher income related to inflation-driven volatility on TIPS purchases as compared to 2015 and $5 million of lower unfavorable prepayment speed adjustments on structured securities. The year ended December 31, 2016 included a decrease of $10 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Available-for-sale securities:
Realized gains	$229	$249	$102
Realized losses	(66)	(121)	(82)

Net realized gains (losses) on available-for-sale securities	163	128	20

Impairments:
Total other-than-temporary impairments	(6)	(40)	(28)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	1

Net other-than-temporary impairments	(6)	(40)	(27)

Trading securities	1	10	(7)
Commercial mortgage loans	3	1	7
Net gains (losses) related to securitization entities (1)	7	(50)	5
Derivative instruments	97	20	(76)
Contingent consideration adjustment	—	(2)	2
Other	—	5	1

Net investment gains (losses)	$265	$72	$(75)

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

2017 compared to 2016

•	We recorded $34 million of lower net other-than-temporary impairments in 2017. During 2017 and 2016, we recorded impairments of $1 million and $24 million, respectively, related to corporate securities. Of the total impairments recorded in 2017, $3 million related to equity securities and $2 million related to limited partnerships. During 2016, we recorded impairments of $4 million related to commercial mortgage loans.

•	Net investment gains related to derivatives of $97 million in 2017 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and gains associated with hedging programs for our indexed universal life insurance products. These gains were partially offset by losses related to hedging programs for our fixed indexed annuity products.

Net investment gains related to derivatives of $20 million in 2016 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and gains associated with hedging programs for our indexed universal life insurance products. These gains were partially offset by losses related to hedging programs for our runoff variable annuity products.

•	We recorded $35 million of higher net gains related to the sale of available-for-sale securities in 2017. We recorded $7 million of gains related to securitization entities in 2017 compared to $50 million of losses in 2016 primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in 2016 that did not recur. During 2017, we also recorded $9 million of lower net gains related to trading securities compared to 2016 principally from a decline in our trading portfolio in 2017.

2016 compared to 2015

•	We recorded $13 million of higher net other-than-temporary impairments in 2016. During 2016 and 2015, we recorded impairments of $24 million and $21 million, respectively, related to corporate

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

•	We recorded $108 million of higher net gains related to the sale of available-for-sale securities in 2016 primarily related to $130 million of gains from the sale of TIPS. During 2016, we also recorded $10 million of gains related to trading securities compared to $7 million of losses in 2015 resulting from changes in the long-term interest rate environment. We recorded $50 million of losses related to securitization entities in 2016 primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in 2016 compared to $5 million of gains in 2015.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2017		2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,665	61%	$45,131	61%
Private	16,860	22	15,441	21
Equity securities, available-for-sale	820	1	632	1
Commercial mortgage loans	6,341	8	6,111	8
Restricted commercial mortgage loans related to securitization entities (1)	107	—	129	—
Policy loans	1,786	2	1,742	2
Other invested assets	1,813	2	2,071	3
Restricted other invested assets related to securitization entities (1)	—	—	312	—
Cash and cash equivalents	2,875	4	2,784	4

Total cash, cash equivalents and invested assets	$76,267	100%	$74,353	100%

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2017, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 16 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity and equity securities

As of December 31, 2017, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,681	$870	$—	$(3)	$—	$5,548
State and political subdivisions	2,678	270	—	(22)	—	2,926
Non-U.S. government (1)	2,147	106	—	(20)	—	2,233
U.S. corporate:
Utilities	4,396	611	—	(9)	—	4,998
Energy	2,239	227	—	(8)	—	2,458
Finance and insurance	5,984	556	—	(12)	—	6,528
Consumer—non-cyclical	4,314	530	—	(13)	—	4,831
Technology and communications	2,665	192	—	(12)	—	2,845
Industrial	1,241	106	—	(1)	—	1,346
Capital goods	2,087	273	—	(5)	—	2,355
Consumer—cyclical	1,493	116	—	(4)	—	1,605
Transportation	1,160	134	—	(3)	—	1,291
Other	355	25	—	(1)	—	379

Total U.S. corporate (1)	25,934	2,770	—	(68)	—	28,636

Non-U.S. corporate:
Utilities	979	42	—	(4)	—	1,017
Energy	1,337	158	—	(5)	—	1,490
Finance and insurance	2,567	174	—	(6)	—	2,735
Consumer—non-cyclical	686	30	—	(4)	—	712
Technology and communications	913	71	—	(2)	—	982
Industrial	958	88	—	(2)	—	1,044
Capital goods	614	33	—	(2)	—	645
Consumer—cyclical	532	9	—	(1)	—	540
Transportation	656	68	—	(3)	—	721
Other	2,536	193	—	(4)	—	2,725

Total non-U.S. corporate (1)	11,778	866	—	(33)	—	12,611

Residential mortgage-backed (2)	3,831	223	14	(11)	—	4,057
Commercial mortgage-backed	3,387	94	2	(37)	—	3,446
Other asset-backed (2)	3,056	17	1	(6)	—	3,068

Total fixed maturity securities	57,492	5,216	17	(200)	—	62,525
Equity securities	756	72	—	(8)	—	820

Total available-for-sale securities	$58,248	$5,288	$17	$(208)	$—	$63,345

(1)	Fair value included European periphery exposure of $503 million in Ireland, $266 million in Spain, $132 million in Italy and $38 million in Portugal.
(2)	Fair value included $36 million collateralized by Alt-A residential mortgage loans and $24 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities increased $2.0 billion principally from higher net unrealized gains attributable to a decrease in treasury yields as well as changes in foreign exchange rates from the weakening of the U.S. dollar in 2017.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During 2017, we increased our exposure to the peripheral European countries by $150 million to $939 million with net unrealized gains of $72 million. As of December 31, 2017, our exposure was diversified with direct exposure to local economies of $204 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $156 million and exposure to multi-national companies where the majority of revenues come from outside of the country of domicile of $579 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of December 31:

	2017
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2006 and prior	$1,226	480	38%	$6	1
2007	289	76	49%	5	1
2008	125	23	50%	—	—
2009	—	—	—%	—	—
2010	76	15	42%	—	—
2011	206	47	43%	—	—
2012	559	85	45%	—	—
2013	737	132	48%	—	—
2014	835	139	54%	—	—
2015	904	141	61%	—	—
2016	599	99	60%	—	—
2017	797	146	68%	—	—

Total	$6,353	1,383	52%	$11	2

(1)	Represents weighted-average loan-to-value as of December 31, 2017.

	2016
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2006 and prior	$1,424	544	41%	$15	1
2007	452	126	54%	1	1
2008	135	25	54%	—	—
2009	—	—	—%	—	—
2010	89	17	48%	—	—
2011	215	47	47%	—	—
2012	588	88	52%	—	—
2013	781	136	54%	—	—
2014	892	147	61%	—	—
2015	932	143	65%	—	—
2016	617	100	69%

Total	$6,125	1,373	55%	$16	2

(1)	Represents weighted-average loan-to-value as of December 31, 2016.

Restricted commercial mortgage loans related to securitization entities

See notes 4 and 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of December 31:

	2017		2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Short-term investments	$902	50%	$352	17%
Derivatives	276	15	708	34
Securities lending collateral	268	15	534	25
Limited partnerships	258	14	199	10
Bank loan investments	91	5	—	—
Trading securities	—	—	259	13
Other investments	18	1	19	1

Total other invested assets	$1,813	100%	$2,071	100%

Derivatives decreased primarily attributable to recent central clearing parties rule changes impacting our accounting treatment for variation margin pertaining to cleared swap positions, which was previously considered cash collateral and is now treated as daily settlements of the derivative contract. Securities lending collateral decreased driven by market demand. Our investments in trading securities decreased from net sales. Short-term investments increased principally from net purchases primarily in our Australia Mortgage Insurance segment in 2017. In 2017, we started investing in bank loan investments, which consist of term, delayed draw and revolving loans. These investments have floating rates with four to seven year terms and are carried at amortized cost.

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

(Notional in millions)	Measurement	December 31, 2016	Additions	Maturities/ terminations	December 31, 2017
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,570	$391	$(806)	$11,155
Foreign currency swaps	Notional	22	—	—	22

Total cash flow hedges		11,592	391	(806)	11,177

Total derivatives designated as hedges		11,592	391	(806)	11,177

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	—	4,679
Foreign currency swaps	Notional	201	167	(19)	349
Credit default swaps	Notional	39	—	—	39
Credit default swaps related to securitization entities (1)	Notional	312	—	(312)	—
Equity index options	Notional	2,396	2,982	(2,958)	2,420
Financial futures	Notional	1,398	5,639	(5,754)	1,283
Equity return swaps	Notional	165	265	(334)	96
Other foreign currency contracts	Notional	3,130	2,384	(2,250)	3,264

Total derivatives not designated as hedges		12,320	11,437	(11,627)	12,130

Total derivatives		$23,912	$11,828	$(12,433)	$23,307

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2016	Additions	Maturities/ terminations	December 31, 2017
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	33,238	—	(2,788)	30,450
Fixed index annuity embedded derivatives	Policies	17,549	—	(482)	17,067
Indexed universal life embedded derivatives	Policies	1,074	1	(90)	985

The decrease in the notional value of derivatives was primarily attributable to a decrease in our qualified interest rate swaps related to our hedging strategy associated with our long-term care insurance products, the maturity of our credit default swaps related to securitization entities and a decrease in our non-qualified equity return swaps. These decreases were partially offset by an increase in our non-qualified foreign currency contracts relating to our hedging strategy to mitigate risk associated with our capital position.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered.

Consolidated Balance Sheets

Total assets. Total assets increased $639 million from $104,658 million as of December 31, 2016 to $105,297 million as of December 31, 2017.

•	Cash and cash equivalents and invested assets increased $1,914 million primarily from an increase of $1,953 million in fixed maturity securities and an increase of $230 million in commercial mortgage loans. The increase in fixed maturity securities was predominantly related to a decrease in treasury yields and from the weakening of the U.S. dollar compared to the balance sheet rate as of December 31, 2016. The increase in equity securities was primarily related to higher unrealized gains on preferred securities and from purchases mostly in our Canada and Australia mortgage insurance businesses. These increases were partially offset by a decrease of $312 million in restricted other invested assets related to securitization entities driven mostly by proceeds from sales and maturities, as we reposition these assets in connection with the maturity of the associated liabilities. The increase was also partially offset by a decrease of $258 million in other invested assets mostly related to derivative assets, securities lending and trading securities. The decrease in derivative assets was principally driven by recent central clearing parties rule changes impacting our accounting treatment for variation margin pertaining to cleared swap positions, which was previously considered cash collateral and is now treated as daily settlements of the derivative contract. The change reduced the value of our derivative assets by $473 million in 2017.

•	DAC decreased $1,242 million predominantly related to our long-term care insurance business. We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized, commonly referred to as “shadow accounting” adjustments. As of December 31, 2017, due primarily to the decline in interest rates increasing unrealized investments gains, we reduced the DAC balance of our long-term care insurance business to zero, a cumulative decrease in the accumulated effect of net unrealized investment (gains) losses of approximately $1.3 billion, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to lower deferrals driven mostly by lower production in our U.S. Life Insurance segment in 2017. See note 6 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information related to DAC.

•	Reinsurance recoverable decreased $186 million mainly attributable to the runoff of our structured settlement products ceded to UFLIC, an affiliate of our former parent, GE.

•	Other assets decreased $220 million principally from lower derivative collateral receivable primarily due to the change described above within other invested assets related to variation margin.

•	Deferred tax asset increased $504 million predominantly from a revaluation of our U.S. deferred tax assets to reflect the new corporate tax rate of 21% under the TCJA (see “—Regulation—Changes in tax law”). In addition, we released $258 million of our valuation allowance principally from the TCJA and improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses. The increase was also attributable to deferred tax assets recorded in connection with the unfavorable adjustment related to the premium earnings pattern review in our Australian mortgage insurance business.

Total liabilities. Total liabilities decreased $222 million from $90,191 million as of December 31, 2016 to $89,969 million as of December 31, 2017.

•

Future policy benefits increased $1,409 million primarily driven by an increase in our long-term care insurance business largely from the aging and growth of the in-force block in 2017. In addition, as discussed above, due primarily to the decline in interest rates increasing unrealized investments gains, we reduced the DAC balance of our long-term care insurance business to zero and established additional cumulative reserves of approximately $1.0 billion, with an offsetting amount recorded in other comprehensive income (loss), referred to as “shadow accounting” adjustments. As of December 31, 2017, our fixed immediate annuity business has recorded $113 million of additional reserves associated with loss recognition testing. The premium deficiency test results were primarily driven by the low interest rate environment and updated assumptions to future policy charges.

•	Policyholder account balances decreased $1,467 million largely as a result of surrenders and benefits in our fixed annuities business and from scheduled maturities of certain institutional products in 2017.

•	Liability for policy and contract claims increased $338 million primarily driven by an increase in our long-term care insurance business largely from the aging and growth of the in-force block and higher severity of claims in 2017.

•	Unearned premiums increased $589 million predominantly related to our Australian mortgage insurance business driven by a review of their premium earnings pattern in 2017 (see “—Critical Accounting Estimates—Unearned premiums” for additional information). The increase was also attributable to changes in foreign currency from the weakening of the U.S. dollar compared to the currencies in Canada and Australia in 2017.

•	Other liabilities decreased $1,006 million largely driven by lower derivative counterparty collateral and securities lending liabilities as a result of changes in the interest rate environment, along with lower derivative liabilities primarily from the change described above within other invested assets related to variation margin, which reduced our derivative liabilities by $206 million in 2017. The decrease was also attributable to lower tax liabilities principally related to our Tax Matters Agreement liability in 2017.

Total equity. Total equity increased $861 million from $14,467 million as of December 31, 2016 to $15,328 million as of December 31, 2017.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $817 million for the year ended December 31, 2017.

•	Accumulated other comprehensive income (loss) decreased $67 million predominantly from lower net unrealized gains of $178 million mostly from higher unrealized losses on DAC and future policy benefit reserves, see above under DAC and future policy benefits for shadow accounting adjustments for additional details. This decrease was partially offset by higher unrealized gains on investment securities in 2017. In addition, foreign currency translation and other adjustments increased $130 million principally from the weakening of the U.S. dollar compared to the currencies in Canada and Australia in 2017.

•	Noncontrolling interests increased $87 million predominantly related to net income attributable to noncontrolling interest of $110 million and foreign currency translation adjustments of $121 million, partially offset by dividends to noncontrolling interests of $107 million and from the repurchase of shares of $33 million in 2017.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Net cash from operating activities	$2,554	$1,852	$1,591
Net cash used by investing activities	(759)	(2,120)	(404)
Net cash used by financing activities	(1,768)	(2,931)	(42)

Net increase (decrease) in cash before foreign exchange effect	$27	$(3,199)	$1,145

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

We had higher cash inflows from operating activities in 2017 mainly attributable to higher net sales of trading securities as well as higher amounts paid in 2016 related to a new reinsurance agreement in our life insurance business that did not recur. These amounts were partially offset by lower cash inflows in 2017 as a result of the change in collateral related to derivative positions.

We had lower cash outflows from investing activities in 2017 primarily from lower purchases and higher maturities of fixed maturity securities. These amounts were partially offset by lower sales of fixed maturity securities as well as higher net purchases of short-term investments primarily from the decision to manage the interest rate risk and reposition our portfolios, particularly in our Australian mortgage insurance business in 2017.

In 2017, we had lower cash outflows from financing activities primarily from 2016 transactions that did not recur, consisting of the redemption of $1,620 million of non-recourse funding obligations and the repayment and repurchase of $326 million of Genworth Holdings’ senior notes, partially offset by higher net withdrawals from our investment contracts in 2017.

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

We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. In 2017, we repaid $75 million, the entire amount due at maturity related to these repurchase agreements. See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our repurchase program.

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

The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on our operating businesses so they remain appropriately capitalized, and accelerating progress on reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity.

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

Genworth Holdings had $795 million and $998 million of cash and cash equivalents as of December 31, 2017 and 2016, respectively. Genworth Holdings also held $75 million and $100 million in U.S. government securities as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, cash and cash equivalents of Genworth Holdings included approximately $45 million and $85 million, respectively, of restricted assets, which consist primarily of U.S. government securities and cash.

During the years ended December 31, 2017, 2016 and 2015, Genworth Holdings received cash dividends from its international subsidiaries of $148 million, $250 million and $522 million, respectively. Dividends received by Genworth Holdings in 2017 included $32 million from our participation in the share buyback programs in Genworth Australia and Genworth Canada, as discussed below. Dividends in 2016 included $76 million for our portion of the AUD$202 million capital reduction in Genworth Australia in the second quarter of 2016. Dividends from our international subsidiaries in 2015 included $173 million of proceeds from the sale of additional shares of Genworth Australia in May 2015 and approximately $50 million of the remaining proceeds were distributed to Genworth Holdings through payments made under tax sharing agreements in the third quarter of 2015. There were no dividends paid to Genworth Holdings by its domestic subsidiaries during the years ended December 31, 2017, 2016 or 2015. We expect our international subsidiaries to be the primary source of cash dividends paid to us in 2018. Our U.S. mortgage insurance business has strengthened its capital position and balance sheet, and we expect it will resume paying dividends to us in 2018 based on current market conditions. We do not expect our U.S. life insurance businesses to provide dividends to our holding companies in the foreseeable future.

Genworth Holdings also made capital contributions to one of its life insurance subsidiaries of $25 million during 2015. In December 2015, Genworth Holdings also received cash of approximately $325 million of proceeds from the sale of the lifestyle protection insurance business through intercompany payments.

The life block transaction completed in January 2016 generated approximately $175 million of tax benefits to Genworth Holdings in July 2016, which are committed to be used as part of any restructuring plan for our U.S. life insurance businesses.

In July 2015, Genworth Holdings purchased for approximately $200 million preferred securities of one of our life insurance subsidiaries that were previously held by our U.S. mortgage insurance subsidiaries. Genworth Holdings received dividends of approximately $8 million from these preferred securities in 2015. Beginning in 2016, these preferred stock dividends were deferred.

Guarantees and other commitments

Genworth Holdings provides capital support of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to fund claims to support its mortgage insurance business in Mexico. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.

Genworth Holdings provides a limited guarantee to Rivermont Life Insurance Company I (“Rivermont I”), an indirect subsidiary, which is accounted for as a derivative carried at fair value and is eliminated in consolidation. As of December 31, 2017, the fair value of this derivative was approximately $4 million.

Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee is now limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2017, the risk in-force of the business subject to the guarantee was approximately $1.7 billion.

Genworth Holdings has a Tax Matters Agreement with GE, our former parent company, which represents an obligation of Genworth Holdings to GE. The balance of this obligation was $119 million as of December 31, 2017.

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

We also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $6 million and $9 million as of December 31, 2017 and 2016, respectively.

Regulated insurance subsidiaries

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2017, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $500 million to us in 2018 without obtaining regulatory approval. However, our insurance subsidiaries may not pay dividends to us in 2018 at this level if they need to retain capital for growth and to meet capital requirements.

Our international insurance subsidiaries paid dividends of $301 million, $457 million and $640 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Our domestic insurance subsidiaries paid dividends of $36 million, $80 million and $41 million, respectively, during the years ended December 31, 2017, 2016 and 2015. None of the dividends paid were deemed “extraordinary.” All such amounts were paid to our principal life insurance subsidiaries rather than to a holding company. In addition, GLIC paid a preferred stock dividend of approximately $8 million to Genworth Holdings in 2015.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2017, our total cash, cash equivalents and invested assets were $76.3 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 33% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2017.

As of December 31, 2017, each of our life insurance subsidiaries exceeded the minimum required RBC levels, however, their RBC levels were down significantly compared to 2016. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 286% as of December 31, 2017.

To address the capital needs of our U.S. life insurance businesses, we currently intend to continue, among other things, the suspension of dividends paid to the holding company.

As of December 31, 2017 and 2016, GLAIC provided security in an aggregate amount of $28 million for the benefit of Rivermont I, that has issued non-recourse funding obligations to collateralize the obligation to make future payments on their behalf under certain tax sharing agreements. Genworth Financial provided a limited guarantee to Rivermont I, where under adverse interest rate, mortality or lapse scenarios (or combination thereof), we may be required to provide additional funds to Rivermont I.

In August 2017, Genworth Australia announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. The total number of shares to be purchased by Genworth Australia under the program depends on business and market conditions, the prevailing share price, market volumes and other considerations. Pursuant to the program, Genworth Australia repurchased approximately 17 million of its shares for AUD$51 million in 2017. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0% and received $20 million in cash, which was paid as dividends to Genworth Holdings. In February 2018, Genworth Australia completed their share repurchases under this program, repurchasing approximately 19 million of its shares for AUD$49 million. We participated in on-market sales transactions in February 2018 to maintain our ownership position and received $20 million in cash. During 2015, Genworth Australia repurchased 54.6 million of its shares for AUD$150 million through an on-market share buy-back program. We participated in on-market sales transactions during the buy-back period to maintain our ownership position and received $55 million in cash.

In May 2017, Genworth Canada announced acceptance by the TSX of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 4, 2018, up to an aggregate of approximately 4.6 million of its issued and outstanding common shares. In August 2017 and September 2017, Genworth Canada repurchased approximately 1.1 million of its shares for CAD$40 million through the NCIB. We participated in the NCIB in order to maintain our ownership position at its current level of approximately 57.1% and received $18 million in cash. Of the $18 million of cash proceeds received, $12 million was paid as dividends to Genworth Holdings in the third quarter of 2017 and $6 million was retained by GMICO. During 2015, Genworth Canada repurchased 1.4 million of its shares for CAD$50 million through a NCIB authorized by its board for up to 4.7 million shares. We participated in the NCIB in order to maintain our overall ownership percentage and received $23 million in cash.

As of December 31, 2017, 2016 and 2015, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. The reinsurance transaction covering our 2014 through 2017 book years provided an aggregate of approximately $525 million of PMIERs capital credit as of December 31, 2017. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time, including additional reinsurance transactions and contributions of holding company cash.

Capital resources and financing activities

On September 29, 2017, Genworth Canada, our majority-owned subsidiary, entered into a CAD$200 million syndicated senior unsecured revolving credit facility, which matures on September 29, 2022. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the credit agreement. The credit facility includes customary representations, warranties, covenants, terms and conditions. This syndicated credit facility replaced an existing CAD$100 million senior unsecured revolving credit facility which was cancelled on September 29, 2017. As of December 31, 2017, there was no amount outstanding under Genworth Canada’s credit facility.

In April 2016, Genworth Holdings terminated its $300 million multicurrency revolving credit facility, prior to its September 26, 2016 maturity date. There were no amounts outstanding under the credit facility at the time of termination.

In January 2016, Genworth Holdings redeemed $298 million of its 2016 Notes and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest. During the first quarter of 2016, we also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon. During the third quarter of 2015, Genworth Holdings repurchased $50 million aggregate principal amount of its senior notes for a pre-tax loss of $1 million and paid accrued and unpaid interest thereon.

In June 2016, Genworth Financial Mortgage Insurance Pty Limited, our indirect majority-owned subsidiary, redeemed all of its outstanding AUD$50 million of subordinated floating rate notes with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75% due in 2021. In July 2015, Genworth Financial Mortgage Insurance Pty Limited, our indirect majority-owned subsidiary, issued AUD$200 million of subordinated floating rate notes due in 2025 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction to redeem AUD$90 million of its outstanding debt and for general corporate purposes and incurred a $2 million pre-tax early redemption payment.

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

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances, and if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We have targeted liquidity at Genworth Holdings to maintain a minimum balance of one and one-half times expected annual debt interest payments plus an additional $350 million. As of December 31, 2017, Genworth Holdings was above this target due in part to intercompany tax payments of approximately $300 million received from its subsidiaries in 2016. We will continue to evaluate our target level of liquidity as circumstances warrant and may move above or below the target for a period of time given future actions and due to the timing of cash inflows and outflows. Additionally, we will continue to evaluate market influences on the valuation of our senior debt, and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. Due to the delay in the closing of the China Oceanwide transaction, we are currently pursuing a Term Loan. The proceeds of the Term Loan are expected to be used, together with cash on hand, to repay existing indebtedness and transaction fees and expenses, and could also be used in combination with existing holding company cash to pay our 2018 debt maturity in the event the China Oceanwide transaction is not then completed. In the absence of the transaction with China Oceanwide, we may need to pursue asset sales to address our debt maturities, including potential sales of our mortgage insurance businesses in Canada and/or Australia. We are also evaluating options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Part I—Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”

Contractual obligations and commercial commitments

We enter into obligations with third parties in the ordinary course of our operations. These obligations, as of December 31, 2017, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected in the following table. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Borrowings and interest (1)	$7,245	$851	$1,063	$1,368	$3,963
Operating lease obligations	63	14	22	16	11
Other purchase liabilities (2)	54	32	15	7	—
Securities lending (3)	268	268	—	—	—
Commercial mortgage loan commitments (4)	16	16	—	—	—
Bank loan investment commitments (4)	18	18	—	—	—
Limited partnership commitments (4)	317	94	134	82	7
Private placement commitments (4)	152	152	—	—	—
Insurance liabilities (5)	119,865	3,274	6,036	5,069	105,486
Tax matters agreement (6)	121	37	39	29	16
Unrecognized tax benefits (7)	42	—	16	—	26

Total contractual obligations	$128,161	$4,756	$7,325	$6,571	$109,509

(1)	Includes payments of principal and interest on our long-term borrowings and non-recourse funding obligations, as described in note 12 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” For our U.S. domiciled insurance companies, any payment of principal, including by redemption, or interest on our non-recourse funding obligations are subject to regulatory approval. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet as it excludes debt issuance costs and includes interest that is expected to be payable in future years. In addition, the total amount does not include borrowings related to securitization entities. See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for information related to the timing of payments and the maturity dates of these borrowings.
(2)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2018.

(4)	Includes amounts we are committed to fund for U.S. commercial mortgage loans, bank loan investments, interests in limited partnerships and private placement investments.
(5)	Includes estimated claim and benefit, policy surrender and commission obligations offset by expected future deposits and premiums on in-force insurance policies and investment contracts. Also includes amounts established for recourse and indemnification related to our U.S. mortgage insurance contract underwriting business. Estimated claim and benefit obligations are based on mortality, morbidity, lapse and other assumptions. The obligations in this table have not been discounted at present value. In contrast to this table, our obligations reported in our consolidated balance sheet are recorded in accordance with U.S. GAAP where the liabilities are discounted consistent with the present value concept under accounting guidance related to accounting and reporting by insurance enterprises, as applicable. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.
(6)	Because their future cash outflows are uncertain, the following non-current liabilities are excluded from this table: deferred taxes (except the fixed payments related to Tax Matters Agreement, which is included, as described in note 13 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data”), derivatives, unearned premiums and certain other items.
(7)	Includes the settlement of uncertain tax positions, with related interest, based on the estimated timing of the resolution of income tax examinations in multiple jurisdictions. See notes 2 and 13 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of uncertain tax positions.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2017 and 2016 were $107 million and $129 million, respectively, which were also securitized assets required to be consolidated. Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in 2017, 2016 or 2015.

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

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our U.S. mortgage insurance business, the level of delinquencies, which increases the likelihood of losses, generally tends to decrease in mid-first quarter and continue through second quarter while increasing in the third and fourth quarters of the calendar year. Therefore, we typically experience lower levels of losses resulting from delinquencies in the first and second quarters, as compared with those in the third and fourth quarters. Currently, as the U.S. housing market has stabilized, delinquency levels are returning to more normal seasonal trends. As the U.S. economy continues to recover, we may see higher delinquencies from period to period as the housing market returns to a more normal development pattern long-term. See “—U.S. Mortgage Insurance segment—Trends and conditions” for additional information related to our U.S. mortgage insurance business.

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

Long-term interest rates remain at historically low levels despite the fact the U.S. Federal Reserve raised its benchmark lending rate three times in 2017. Additionally, during 2017, the U.S. Federal Reserve announced that it would begin to normalize monetary policy and scale back quantitative easing. As a result of the U.S. Federal Reserve’s actions, the U.S. Treasury yield curve flattened as short-term U.S. Treasury yields rose significantly while long-term U.S. Treasury yields decreased compared to 2016. See “—Investments and Derivative Instruments” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income (loss). As of December 31, 2017, the U.S. dollar weakened against the currencies in Canada and Australia compared to the balance sheet rate and the average rate as of and for the year ended December 31, 2016. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

While we enter into derivatives to mitigate certain market risks, our agreements with futures commission merchants and derivative counterparties require that we provide securities for initial margin to future commission merchants and securities as collateral to our derivative counterparties to reflect changes in the fair value of our derivatives. We may hold more high-quality securities to ensure we have sufficient collateral to post to derivative counterparties or futures commission merchants in the event of adverse changes in the fair value of our derivative instruments. If we do not have sufficient high quality securities to provide as collateral, we may need to sell certain other securities to purchase assets that would be eligible for collateral posting, which could adversely impact our future investment income.

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

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders). Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. As of December 31, 2017, of our $10.7 billion deferred annuity products, $0.7 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5%, with less than $1 million guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6.0%. Of our $7.2 billion of universal life insurance products as of December 31, 2017, $4.1 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.

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

Our life insurance, long-term care insurance and fixed annuity products, as well as our guaranteed benefits on variable annuities, also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products and may increase hedging costs on our in-force block of variable annuity products. The prolonged low interest rate environment has negatively impacted the margins of our fixed immediate annuity products, which resulted in the impairment of our DAC balance for these products. In 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization. See “—Critical Accounting Estimates—Deferred acquisition costs” for additional details. A further prolonged low interest rate environment may continue to negatively impact the sufficiency of our margins on our DAC and PVFP, which could result in additional impairments. In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support statutory reserves.

The carrying value of our investment portfolio as of December 31, 2017 and 2016 was $73.4 billion and $71.6 billion, respectively, of which 85% was invested in fixed maturity securities in both years. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower- credit instruments to maintain comparable returns. For example, during the fourth quarter of 2017, we reinvested $2.4 billion at an average rate of 3.6% as compared to our annualized weighted-average investment yield of 4.7%. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. During periods of increasing interest rates, market values of lower-yielding assets will decline. In addition, our interest rate hedges will decline which will require us to post additional collateral with our derivative counterparties.

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

Assuming investment yields remain at the 2017 levels for an extended period of time and based on our existing policies and investment portfolio as of December 31, 2017, we estimate the impact from investing in that lower interest rate environment could reduce our investment income by approximately $15 million, $45 million and $75 million in 2018, 2019 and 2020, respectively, before considering the impact from taxes or DAC and other adjustments. The above impacts do not include or contemplate any potential changes in crediting rates to policyholders, evaluation of reserve adequacy or unlocking of DAC.

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

Foreign Currency Risk

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the United States in non-U.S.-denominated securities. As of December 31, 2017 and 2016, approximately 10% of our invested assets were held by our international operations and we invest cash generated in those operations in securities denominated in the same local currencies. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations in our consolidated financial statements. We currently do not hedge the translation of operating results for our international operations. For the years ended December 31, 2017, 2016 and 2015, our international operations generated $134 million, $376 million and $441 million, respectively, of our income (loss) from continuing operations, excluding net investment gains (losses). Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non- U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States.

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

Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-income securities portfolio to decrease by approximately $4.6 billion based on our securities positions as of December 31, 2017, as compared to an estimated decrease of $4.3 billion under this model as of December 31, 2016. The decrease in the impact of the parallel shift in the yield curve in 2017 was due to the decrease in the fair value of our investment portfolio as well as the decrease in duration of fixed maturity securities to better align with the liabilities being backed by these investments. Additionally, the results of this parallel shift in the yield curve would cause the fair value of our commercial mortgage loans to decrease by approximately $371 million based on our commercial mortgage loans as of December 31, 2017, as compared to an estimated decrease of $358 million as of December 31, 2016.

We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $604 million based on our derivatives portfolio as of December 31, 2017, as compared to an estimated decline of $689 million under this model as of December 31, 2016. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of $535 million and would require us to post cash margin related to our futures contracts of $78 million based on our derivatives portfolio as of December 31, 2017. Of the $604 million estimated decrease in fair value on our derivatives portfolio as of December 31, 2017, $78 million related to non-qualified derivatives used to mitigate interest rate risk associated with our GMWB embedded derivative liabilities as of December 31, 2017. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $90 million based on our GMWB embedded derivative liabilities as of December 31, 2017, as compared to an estimated decline of $103 million under this model as of December 31, 2016. As of December 31, 2017, we performed a similar sensitivity analysis and noted that a 100 basis point increase in interest rates resulted in an increase of $7 million on our fixed index annuity embedded derivatives, as compared to an estimated increase of $10 million under this model as of December 31, 2016. As of December 31, 2017 and 2016, a 100 basis point increase in interest rates would result in a decrease of $2 million on our indexed universal life embedded derivatives in both years.

The impact on our insurance liabilities is not included in the sensitivities above.

The principal amount, weighted-average interest rate and fair value by maturity of our variable rate debt were as follows as of December 31, 2017:

(Amounts in millions)	Principal amount	Weighted-average interest rate	Fair value (2)
Maturity: (1)
Non-recourse funding obligations:
Rivermont Insurance Company I, 2050	$310	3.54%	$201

Total non-recourse funding obligations	310	3.54%	201
Floating rate junior notes, 2025 (3)	154	5.25%	159

Total floating rate debt	$464		$360

(1)	There are no maturities over the next five years.
(2)	The valuation methodology used is based on the then-current coupon, revalued based on the London Interbank Offered Rate set and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.
(3)	Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited, our indirect wholly-owned subsidiary, due in 2025 have an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%.

As of December 31, 2016, the weighted-average interest rate on our non-recourse funding obligations was 2.75% based on $310 million of principal due in 2050. The weighted-average interest rate as of December 31, 2016, on subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited was 5.58% based on $142 million of principal due in 2025.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $23 million based on our equity positions as of December 31, 2017, as compared to an estimated decline of $18 million under this model for the year ended December 31, 2016.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $50 million based on our equity market derivatives as of December 31, 2017, as compared to an estimated increase of $64 million under this model as of December 31, 2016. The estimated increase in fair value primarily relates to non-qualified derivatives used to mitigate equity market risk associated with our GMWB and fixed index annuity embedded derivative liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an estimated increase in fair value of $48 million based on our GMWB embedded derivative liabilities as of December 31, 2017, as compared to an estimated increase of $56 million under this model as of December 31, 2016. As of December 31, 2017, we performed a similar sensitivity analysis on our fixed index annuity and indexed universal life embedded derivatives and noted that a 10% decline in equity market prices would result in an estimated decrease in fair value of $40 million and $2 million, respectively, as compared to an estimated decrease in fair value of $31 million and $1 million, respectively, as of December 31, 2016.

Foreign Currency Risk

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended

December 31, 2017, and remeasured our pre-tax earnings assuming a 10% decrease in foreign currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would reduce our results, before taxes and noncontrolling interests, by approximately $33 million and $60 million under this model for the years ended December 31, 2017 and 2016, respectively.

We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in currency exchange rates resulted in a decrease in fair value of $57 million as of December 31, 2017, as compared to an estimated decrease of $39 million under this model for the year ended December 31, 2016. The change in fair value of derivatives may not result in a direct impact to our income (loss) as a result of certain derivatives that may be designated as qualifying hedge relationships.

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

Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Genworth Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I to III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Richmond, Virginia

February 28, 2018

GENWORTH FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	December 31,
	2017	2016
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$62,525	$60,572
Equity securities available-for-sale, at fair value	820	632
Commercial mortgage loans	6,341	6,111
Restricted commercial mortgage loans related to securitization entities	107	129
Policy loans	1,786	1,742
Other invested assets	1,813	2,071
Restricted other invested assets related to securitization entities, at fair value	—	312

Total investments	73,392	71,569
Cash and cash equivalents	2,875	2,784
Accrued investment income	644	659
Deferred acquisition costs	2,329	3,571
Intangible assets and goodwill	301	348
Reinsurance recoverable	17,569	17,755
Other assets	453	673
Deferred tax asset	504	—
Separate account assets	7,230	7,299

Total assets	$105,297	$104,658

Liabilities and equity
Liabilities:
Future policy benefits	$38,472	$37,063
Policyholder account balances	24,195	25,662
Liability for policy and contract claims	9,594	9,256
Unearned premiums	3,967	3,378
Other liabilities ($1 of other liabilities are related to securitization entities as of December 31, 2016)	1,910	2,916
Borrowings related to securitization entities ($12 are carried at fair value as of December 31, 2016)	40	74
Non-recourse funding obligations	310	310
Long-term borrowings	4,224	4,180
Deferred tax liability	27	53
Separate account liabilities	7,230	7,299

Total liabilities	89,969	90,191

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 588 million and 587 million shares issued as of December 31, 2017 and 2016, respectively; 499 million and 498 million shares outstanding as of December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	11,977	11,962

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,075	1,253
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	9

Net unrealized investment gains (losses)	1,085	1,262

Derivatives qualifying as hedges	2,065	2,085
Foreign currency translation and other adjustments	(123)	(253)

Total accumulated other comprehensive income (loss)	3,027	3,094
Retained earnings	1,113	287
Treasury stock, at cost (88 million shares as of December 31, 2017 and 2016)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,418	12,644
Noncontrolling interests	1,910	1,823

Total equity	15,328	14,467

Total liabilities and equity	$105,297	$104,658

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

	Years ended December 31,
	2017	2016	2015
Revenues:
Premiums	$4,004	$4,160	$4,579
Net investment income	3,200	3,159	3,138
Net investment gains (losses)	265	72	(75)
Policy fees and other income	826	978	906

Total revenues	8,295	8,369	8,548

Benefits and expenses:
Benefits and other changes in policy reserves	5,179	5,245	5,149
Interest credited	646	696	720
Acquisition and operating expenses, net of deferrals	1,022	1,273	1,309
Amortization of deferred acquisition costs and intangibles	435	498	966
Interest expense	284	337	419

Total benefits and expenses	7,566	8,049	8,563

Income (loss) from continuing operations before income taxes	729	320	(15)
Provision (benefit) for income taxes	(207)	358	(9)

Income (loss) from continuing operations	936	(38)	(6)
Loss from discontinued operations, net of taxes	(9)	(29)	(407)

Net income (loss)	927	(67)	(413)
Less: net income attributable to noncontrolling interests	110	210	202

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$817	$(277)	$(615)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.66	$(0.50)	$(0.42)

Diluted	$1.65	$(0.50)	$(0.42)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.64	$(0.56)	$(1.24)

Diluted	$1.63	$(0.56)	$(1.24)

Weighted-average common shares outstanding:
Basic	499.0	498.3	497.4

Diluted	501.4	498.3	497.4

Supplemental disclosures:
Total other-than-temporary impairments	$(6)	$(40)	$(28)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	1

Net other-than-temporary impairments	(6)	(40)	(27)
Other investment gains (losses)	271	112	(48)

Total net investment gains (losses)	$265	$72	$(75)

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	Years ended December 31,
	2017	2016	2015
Net income (loss)	$927	$(67)	$(413)

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(187)	6	(1,209)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	(9)	(4)
Derivatives qualifying as hedges	(20)	40	(25)
Foreign currency translation and other adjustments	251	54	(530)

Total other comprehensive income (loss)	45	91	(1,768)

Total comprehensive income (loss)	972	24	(2,181)
Less: comprehensive income (loss) attributable to noncontrolling interests	222	217	(106)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$750	$(193)	$(2,075)

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2014	$1	$11,997	$4,446	$1,179	$(2,700)	$14,923	$1,874	$16,797

Additional sale of subsidiary shares to noncontrolling interests	—	(65)	24	—	—	(41)	267	226
Repurchase of subsidiary shares	—	—	—	—	—	—	(68)	(68)
Comprehensive income (loss):
Net income (loss)	—	—	—	(615)	—	(615)	202	(413)
Other comprehensive loss, net of taxes	—	—	(1,460)	—	—	(1,460)	(308)	(1,768)

Total comprehensive income (loss)						(2,075)	(106)	(2,181)
Dividends to noncontrolling interests	—	—	—	—	—	—	(157)	(157)
Stock-based compensation expense and exercises and other	—	17	—	—	—	17	3	20

Balances as of December 31, 2015	1	11,949	3,010	564	(2,700)	12,824	1,813	14,637

Return of capital to noncontrolling interests	—	—	—	—	—	—	(70)	(70)
Comprehensive income (loss):
Net income (loss)	—	—	—	(277)	—	(277)	210	(67)
Other comprehensive income, net of taxes	—	—	84	—	—	84	7	91

Total comprehensive income (loss)						(193)	217	24
Dividends to noncontrolling interests	—	—	—	—	—	—	(138)	(138)
Stock-based compensation expense and exercises and other	—	13	—	—	—	13	1	14

Balances as of December 31, 2016	1	11,962	3,094	287	(2,700)	12,644	1,823	14,467

Cumulative effect of change in accounting, net of taxes	—	—	—	9	—	9	—	9
Repurchase of subsidiary shares	—	—	—	—	—	—	(33)	(33)
Comprehensive income:
Net income	—	—	—	817	—	817	110	927
Other comprehensive income (loss), net of taxes	—	—	(67)	—	—	(67)	112	45

Total comprehensive income						750	222	972
Dividends to noncontrolling interests	—	—	—	—	—	—	(107)	(107)
Stock-based compensation expense and exercises and other	—	15	—	—	—	15	5	20

Balances as of December 31, 2017	$1	$11,977	$3,027	$1,113	$(2,700)	$13,418	$1,910	$15,328

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$927	$(67)	$(413)
Less loss from discontinued operations, net of taxes	9	29	407
Adjustments to reconcile net income (loss) to net cash from operating activities:
(Gain) loss on sale of businesses	—	(26)	141
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(147)	(138)	(106)
Net investment (gains) losses	(265)	(72)	75
Charges assessed to policyholders	(713)	(782)	(788)
Acquisition costs deferred	(88)	(150)	(293)
Amortization of deferred acquisition costs and intangibles	435	498	966
Deferred income taxes	(368)	145	(196)
Trading securities, held-for-sale investments and derivative instruments	703	709	(239)
Stock-based compensation expense	42	32	16
Change in certain assets and liabilities:
Accrued investment income and other assets	30	(358)	(106)
Insurance reserves	1,625	1,315	1,847
Current tax liabilities	(4)	32	(15)
Other liabilities, policy and contract claims and other policy-related balances	368	685	293
Cash from operating activities—held for sale	—	—	2

Net cash from operating activities	2,554	1,852	1,591

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	4,766	3,889	4,541
Commercial mortgage loans	579	700	882
Restricted commercial mortgage loans related to securitization entities	22	32	41
Proceeds from sales of investments:
Fixed maturity and equity securities	4,226	5,629	4,391
Purchases and originations of investments:
Fixed maturity and equity securities	(8,888)	(11,529)	(9,750)
Commercial mortgage loans	(806)	(649)	(956)
Other invested assets, net	(701)	(154)	175
Policy loans, net	48	(77)	25
Proceeds from sale of businesses, net of cash transferred	—	39	273
Payments for businesses purchased, net of cash acquired	(5)	—	—
Cash used by investing activities—held for sale	—	—	(26)

Net cash used by investing activities	(759)	(2,120)	(404)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	857	1,349	2,257
Withdrawals from universal life and investment contracts	(2,397)	(2,004)	(2,144)
Redemption and repurchase of non-recourse funding obligations	—	(1,620)	(61)
Proceeds from issuance of long-term debt	—	—	150
Repayment and repurchase of long-term debt	—	(362)	(120)
Repayment of borrowings related to securitization entities	(34)	(42)	(36)
Repurchase of subsidiary shares	(33)	—	(68)
Return of capital to noncontrolling interests	—	(70)	—
Dividends paid to noncontrolling interests	(107)	(138)	(157)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	—	226
Other, net	(54)	(44)	(98)
Cash from financing activities—held for sale	—	—	9

Net cash used by financing activities	(1,768)	(2,931)	(42)

Effect of exchange rate changes on cash and cash equivalents (includes $—, $— and $(35) related to businesses held for sale	64	(10)	(70)

Net change in cash and cash equivalents	91	(3,209)	1,075
Cash and cash equivalents at beginning of period	2,784	5,993	4,918

Cash and cash equivalents at end of period	2,875	2,784	5,993
Less cash and cash equivalents held for sale at end of period	—	—	28

Cash and cash equivalents of continuing operations at end of period	$2,875	$2,784	$5,965

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

Years Ended December 31, 2017, 2016 and 2015

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

For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 15 months for common equity securities. We measure other-than-temporary impairments based upon the difference between the amortized cost of a security and its fair value.

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as actively traded equity securities and actively traded mutual fund investments.

Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed maturity and equity securities; government or agency securities; certain mortgage-backed and asset-backed securities; securities held as collateral; and certain non-exchange-traded derivatives such as interest rate or cross currency swaps.

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

Years Ended December 31, 2017, 2016 and 2015

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

g) Repurchase Agreements

We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. Repurchase agreements were treated as collateralized financing transactions and were carried at the amounts at which the securities were subsequently

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased was monitored and collateral levels were adjusted where appropriate to protect the parties against credit exposure. Cash received was invested in fixed maturity securities. See note 12 for additional information related to our repurchase agreements.

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

We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statement of comprehensive income and changes in

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these shadow adjustments may reverse from period to period.

Therefore, DAC amortized based on expected gross-profits is adjusted to reflect the effects that would have been recognized had the unrealized investment (gains) losses been actually realized with a corresponding amount recorded in other comprehensive income (loss). DAC associated with traditional long-duration insurance contracts is not adjusted for unrealized investment (gains) or losses unless a premium deficiency would have resulted upon the (gain) or loss being realized.

Short-Duration Contracts. Acquisition costs primarily consist of commissions and premium taxes and are amortized ratably over the terms of the underlying policies.

We regularly review our assumptions and test DAC for recoverability at least annually. For deferred annuity and universal life insurance contracts, if the present value of expected future gross profits is less than the unamortized DAC for a line of business, a charge to income (loss) is recorded for additional DAC amortization. For traditional long-duration and short-duration contracts, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income (loss) is recorded for additional DAC amortization or for increased benefit reserves. See note 6 for additional information related to DAC including loss recognition and recoverability.

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

We regularly review our PVFP assumptions and periodically test PVFP for recoverability similar to our treatment of DAC. See note 7 for additional information related to PVFP including recoverability.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

l) Goodwill

Goodwill is not amortized but is tested for impairment annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The determination of fair value requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business, one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. If the reporting unit’s fair value is below its carrying value, we must determine the amount of implied goodwill that would be established if the reporting unit was hypothetically purchased on the impairment assessment date. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds the amount of implied goodwill. No goodwill impairment charges were recorded in 2017, 2016 or 2015.

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

On the date we enter into a derivative contract, management designates the derivative as a hedge of the identified exposure (cash flow or foreign currency). If a derivative does not qualify for hedge accounting, the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in income (loss).

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument is reported as a component of OCI. The ineffective portion of changes in fair value of the derivative instrument is reported as a component of income (loss). When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried in the consolidated balance sheets at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in income (loss). When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in OCI and is recognized when the transaction affects income (loss); however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued on a cash flow hedge, amounts previously deferred in OCI are reclassified into income (loss) when income (loss) is impacted by the variability of the cash flow of the hedged item.

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

If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded in the consolidated balance sheets at fair value and are classified consistent with their host contract. Changes in their fair value are recognized in current period income (loss). If we are unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried in the consolidated balance sheets at fair value, with changes in fair value recognized in current period income (loss).

Changes in the fair value of non-qualifying derivatives, including embedded derivatives and hedge ineffectiveness on cash flow hedges are reported in net investment gains (losses).

The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us was recorded in cash and cash equivalents with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. We also receive non-cash collateral that is not recognized in our balance sheet unless we exercise our right to sell or re-pledge the underlying asset. As of December 31, 2017 and 2016, the fair value of non-cash collateral received was $70 million and $24 million, respectively, and the underlying assets were not sold or re-pledged. We have pledged $288 million and $384 million of fixed maturity securities as of December 31, 2017 and 2016, respectively. Additionally, as of December 31, 2017 and 2016, we pledged $59 million and $173 million, respectively, of cash as collateral to derivative counterparties. Fixed maturity securities that we pledge as collateral remain on our balance sheet within fixed maturity securities available-for-sale. Any cash collateral pledged to a derivative counterparty is derecognized with a receivable recorded in other assets for the right to receive our cash collateral back from the counterparty. Derivatives previously cleared through a Central Clearing Party, such as the Chicago Mercantile Exchange, required us to post cash collateral for daily changes in the fair value of the derivative contract, commonly referred to as variation margin. In the third quarter of 2017, recent central clearing parties rule changes impacted our accounting treatment for variation margin pertaining to cleared swap positions, which was previously considered cash collateral and is now treated as daily settlements of the derivative contract.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

The liability for future policy benefits is evaluated at least annually to determine if a premium deficiency exists. Loss recognition testing is generally performed at the line of business level, with acquired blocks and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

certain reinsured blocks tested separately. If the liability for future policy benefits plus the current present value of expected future premiums are less than the current present value of expected future benefits and expenses (including any unamortized DAC), a charge to income (loss) is recorded for accelerated DAC amortization and, if necessary, a premium deficiency reserve is established. If a charge is recorded, DAC amortization and the liability for future policy benefits are measured using updated assumptions, which become the new locked-in assumptions utilized going forward unless another premium deficiency charge is recorded. Our estimates of future premiums used in loss recognition testing for our long-term care insurance business include assumptions for significant premium rate increases that have been filed and approved or are anticipated to be approved. Estimates of future premiums also include significant anticipated (but not yet filed) future rate increases or benefit reductions. These anticipated future increases are based on our best estimate of the rate increases we expect to obtain, considering, among other factors, our historical experience from prior rate increase approvals and based on our best estimate of expected claim costs.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

Years Ended December 31, 2017, 2016 and 2015

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

r) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected as a cumulative adjustment in current period income (loss). For the years ended December 31, 2017, 2016 and 2015, we reviewed our premium recognition factors for our mortgage insurance businesses. These reviews included the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. In 2017, adjustments associated with this review resulted in a decrease in earned premiums of $468 million in our Australian mortgage insurance business. In 2016, we did not have any adjustments associated with this review. In 2015, adjustments associated with this review resulted in an increase in earned premiums of $8 million primarily in our Australian mortgage insurance business.

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

Years Ended December 31, 2017, 2016 and 2015

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. In connection with the new mandatory repatriation provisions within the TCJA, we recorded a favorable adjustment to our deferred tax liability of $127 million on the outside basis difference of our foreign subsidiaries which reduced our liability to zero as of December 31, 2017. This favorable impact was partially offset by higher taxes of $63 million associated with accumulated post-1986 deferred foreign income that was not previously taxed (“transition tax”).

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

v) Foreign Currency Translation

The determination of the functional currency is made based on the appropriate economic and management indicators. The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss). Revenues and expenses of the foreign operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. Gains and losses from foreign

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

currency transactions are reported in income (loss) and have not been material in any years presented in our consolidated statements of income.

w) Variable Interest Entities

We are involved in certain entities that are considered VIEs as defined under U.S. GAAP, and, accordingly, we evaluate the VIE to determine whether we are the primary beneficiary and are required to consolidate the assets and liabilities of the entity. The primary beneficiary of a VIE is the enterprise that has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and has the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The determination of the primary beneficiary for a VIE can be complex and requires management judgment regarding the expected results of the entity and how those results are absorbed by variable interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIEs.

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

x) Accounting Changes

Simplified Share-Based Payment Transactions

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

Transition to the Equity Method of Accounting

On January 1, 2017, we adopted new accounting guidance related to transition to the equity method of accounting. The guidance eliminates the retrospective application of the equity method of accounting when

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

obtaining significant influence over a previously held investment. The guidance requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. We did not have a significant impact from this guidance on our consolidated financial statements.

Assessment of Contingent Put and Call Options

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

Derivative Contract Novations

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

Short-Duration Contracts

On December 31, 2016, we adopted new disclosure requirements for short-duration insurance contracts. The new guidance requires additional disclosures on short-duration policy and contract claims liabilities for incurred and paid claims development, unpaid claims and claims frequency. This new guidance did not have any impact on our consolidated financial statements but did impact our disclosures. See note 10 for more information related to our short-duration contracts.

Technical Corrections and Improvements

In March 2016, the Financial Accounting Standards Board (“the FASB”) issued new guidance to remove inconsistencies as well as make technical clarifications and minor improvements intended to make it easier to understand and implement certain accounting guidance. Impacts of the new guidance for us includes: promoting consistent use of the terms “participating insurance” and “reinsurance recoverable,” removing the term “debt” from the master glossary; adding a reference to use when accounting for internal-use software licensed from third parties; clarifying that loans issued under the Federal Housing Administration and the Veterans Administration do not have to be fully insured by those programs to recognize profit using the full-accrual method; clarifying the difference between a “valuation approach” and a “valuation technique” when applying fair value guidance and require disclosure when there has been a change in either a valuation approach, a valuation technique, or both; clarifying that for an amount of an obligation under an arrangement to be considered fixed at the reporting date, the amount that must be fixed is not the amount that is the organization’s portion of the obligation, but, rather, is the obligation in its entirety; and adding guidance on the accounting for the sale of servicing rights

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

when the transferor retains loans. Most of the amendments were adopted on December 31, 2016 and in some cases on January 1, 2017, using a prospective method. We did not have any significant impact from this guidance on our consolidated financial statements.

Consolidation

On January 1, 2016, we adopted new accounting guidance related to consolidation. The new guidance primarily impacts limited partnerships and similar legal entities, evaluation of fees paid to a decision maker as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination and certain investment funds. The adoption of this new guidance did not have a significant impact on our consolidated financial statements.

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

Investments In Affordable Housing Projects

On January 1, 2015, we adopted new accounting guidance related to the accounting for investments in affordable housing projects that qualify for the low-income housing tax credit. The new guidance permits

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax benefits received and recognize the net investment performance as a component of income tax expense (called the proportional amortization method) if certain conditions are met. The new guidance requires use of the equity method or cost method for investments in qualified affordable housing projects not accounted for using the proportional amortization method. The adoption of this new guidance did not have a significant impact on our consolidated financial statements.

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

y) Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued new guidance on the tax effects currently recorded in accumulated other comprehensive income that do not reflect the new tax rate enacted under the TCJA, or “stranded tax effects.” Under current U.S. GAAP, deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates with the effect included in income (loss) from continuing operations in the period that the changes were enacted. This also includes situations in which the related tax effects were originally recognized in other comprehensive income as opposed to income (loss) from continuing operations. Under this new accounting guidance a reclassification from accumulated other comprehensive income to retained earnings, or a modified retrospective approach, is allowed for stranded tax effects that resulted from the TCJA. This new guidance is currently effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating early adoption of this new accounting guidance.

In August 2017, the FASB issued new guidance to amend the hedge accounting model to enable entities to better portray the economics of their derivative risk management activities in the financial statements and enhance the transparency and understandability of hedge results. In certain situations, the amendments also simplify the application of hedge accounting. We adopted this new accounting guidance early on January 1, 2018 using the modified retrospective method and will record a previously recognized gain of $2 million to accumulated other comprehensive income with a corresponding decrease to retained earnings at adoption.

In May 2017, the FASB issued new guidance to clarify when to account for a change to share-based compensation as a modification. The new guidance requires modification accounting only if there are changes to the fair value, vesting conditions or classification as a liability or equity of the share-based compensation. We adopted this new accounting guidance prospectively on January 1, 2018 and therefore, the guidance did not have any impact at adoption.

In March 2017, the FASB issued new guidance shortening the amortization period of certain callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. This

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

change does not apply to securities held at a discount. The guidance is currently effective for us on January 1, 2019 using the modified retrospective method, with early adoption permitted. We are in process of evaluating the impact the guidance may have on our consolidated financial statements.

In February 2017, the FASB issued new guidance to clarify the scope and accounting for gains and losses from the derecognition of nonfinancial assets or an in substance nonfinancial asset that is not a business and accounting for partial sales of nonfinancial assets. The new guidance clarifies when transferring ownership interests in a consolidated subsidiary holding nonfinancial assets is within scope. It also states that the reporting entity should identify each distinct nonfinancial asset and derecognize when a counterparty obtains control. We adopted this new accounting guidance on January 1, 2018 using the modified retrospective method, which did not have any significant impact on our consolidated financial statements at adoption.

In January 2017, the FASB issued new guidance simplifying the test for goodwill impairment. The new guidance states goodwill impairment is equal to the difference between the carrying value and fair value of the reporting unit up to the amount of recorded goodwill. The new guidance is currently effective for us on January 1, 2020, with early adoption permitted for testing dates after January 1, 2017. We plan to early adopt this new accounting guidance prospectively starting with our 2018 goodwill impairment test.

In November 2016, the FASB issued new accounting guidance related to the classification and presentation of changes in restricted cash. The new guidance requires that changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents be shown in the statement of cash flows and requires additional disclosures related to restricted cash and restricted cash equivalents. We adopted this new accounting guidance retrospectively on January 1, 2018, and will modify the line item descriptions on our consolidated balance sheet and statement of cash flows in our first quarter 2018 consolidated financial statements filed on Form 10-Q. The other impacts from this new accounting guidance did not have a significant impact on our consolidated financial statements or disclosures.

In October 2016, the FASB issued new guidance related to the income tax effects of intra-entity transfers of assets other than inventory. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted this new accounting guidance on January 1, 2018 using the modified retrospective method, which did not have any significant impact on our consolidated financial statements or disclosures at adoption.

In August 2016, the FASB issued new guidance related to the statement of cash flows classification of certain cash payments and cash receipts. The guidance will reduce diversity in practice related to eight specific cash flow issues. We adopted this new accounting guidance retrospectively on January 1, 2018. Upon adoption, we will reclassify a $20 million make-whole premium that was incurred in the first quarter of 2016 previously included in the operating activities section of the statement of cash flows, within the line item “other liabilities, policy and contract claims and other policy-related balances” to the financing activities section within the line item “repayment and repurchase of long-term debt” in our 2018 annual consolidated financial statements filed on Form 10-K. The reclassification will result in an increase in net cash used by financing activities and an increase in net cash from operating activities. The remaining specific cash flow issues did not have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued new guidance related to accounting for credit losses on financial instruments. The guidance requires that entities recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value, which would primarily include our commercial

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

mortgage loans and reinsurance receivables. The new guidance retains most of the existing impairment guidance for available-for-sale debt securities but amends the presentation of credit losses to be presented as an allowance as opposed to a write-down and permits the reversal of credit losses when reassessing changes in the credit losses each reporting period. The new guidance is effective for us on January 1, 2020, with early adoption permitted beginning January 1, 2019. Upon adoption, the modified retrospective method will be used and a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption will be recorded. We are in process of evaluating the impact the guidance may have on our consolidated financial statements.

In February 2016, the FASB issued new accounting guidance related to the accounting for leases. The new guidance generally requires lessees to recognize both a right-to-use asset and a corresponding liability on the balance sheet. The guidance is effective for us on January 1, 2019 using the modified retrospective method, with early adoption permitted. While we are still evaluating the full impact, at this time we do not expect any significant impact from this guidance on our consolidated financial statements.

In January 2016, the FASB issued new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Changes to the current financial instruments accounting primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, will be measured at fair value with changes in fair value recognized in net income (loss). The new guidance also clarifies that the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with other deferred tax assets. We adopted this new accounting guidance on January 1, 2018 using the modified retrospective method and will reclassify, before any adjustments for DAC and other intangible amortization and certain benefit reserves and taxes, $65 million of gains related to equity securities from accumulated other comprehensive income and $22 million of gains related to limited partnerships previously recorded at cost to cumulative effect of change in accounting within retained earnings.

In May 2014, the FASB issued new accounting guidance related to revenue from contracts with customers, which was adopted by us on January 1, 2018 using the modified retrospective method. The key principle of the new guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. Insurance contracts are specifically excluded from this new guidance. The FASB has clarified the scope that all of our insurance contracts, including mortgage insurance and investment contracts are excluded from the scope of this new guidance. We have evaluated our in scope revenues and, as of the adoption date, have no change in our revenue recognition timing or measurement. Accordingly, we did not have any significant impact to our consolidated financial statements upon adoption of this new accounting guidance.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the years ended December 31:

(Amounts in millions, except per share amounts)	2017	2016	2015
Weighted-average common shares used in basic earnings (loss) per share calculations	499.0	498.3	497.4
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	2.4	—	—

Weighted-average common shares used in diluted earnings (loss) per share calculations (1)	501.4	498.3	497.4

Income (loss) from continuing operations:
Income (loss) from continuing operations	$936	$(38)	$(6)
Less: income from continuing operations attributable to noncontrolling interests	110	210	202

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$826	$(248)	$(208)

Basic per share	$1.66	$(0.50)	$(0.42)

Diluted per share	$1.65	$(0.50)	$(0.42)

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$(9)	$(29)	$(407)
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—

Loss from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$(9)	$(29)	$(407)

Basic per share	$(0.02)	$(0.06)	$(0.82)

Diluted per share	$(0.02)	$(0.06)	$(0.82)

Net income (loss):
Income (loss) from continuing operations	$936	$(38)	$(6)
Loss from discontinued operations, net of taxes	(9)	(29)	(407)

Net income (loss)	927	(67)	(413)
Less: net income attributable to noncontrolling interests	110	210	202

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$817	$(277)	$(615)

Basic per share	$1.64	$(0.56)	$(1.24)

Diluted per share	$1.63	$(0.56)	$(1.24)

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016 and 2015, we were required to use basic weighted-average common shares outstanding as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of 2.0 million and 1.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2016 and 2015, dilutive potential weighted-average common shares outstanding would have been 500.3 million and 499.0 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Fixed maturity securities—taxable	$2,578	$2,565	$2,558
Fixed maturity securities—non-taxable	12	12	12
Commercial mortgage loans	306	318	337
Restricted commercial mortgage loans related to securitization entities (1)	9	10	14
Equity securities	36	28	15
Other invested assets (2)	157	141	135
Restricted other invested assets related to securitization entities (1)	1	3	5
Policy loans	153	146	137
Cash, cash equivalents and short-term investments	36	20	13

Gross investment income before expenses and fees	3,288	3,243	3,226
Expenses and fees	(88)	(84)	(88)

Net investment income	$3,200	$3,159	$3,138

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	Included in other invested assets was $2 million, $11 million and $9 million of net investment income related to trading securities for the years ended December 31, 2017, 2016 and 2015, respectively.

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Available-for-sale securities:
Realized gains	$229	$249	$102
Realized losses	(66)	(121)	(82)

Net realized gains (losses) on available-for-sale securities	163	128	20

Impairments:
Total other-than-temporary impairments	(6)	(40)	(28)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	1

Net other-than-temporary impairments	(6)	(40)	(27)

Trading securities	1	10	(7)
Commercial mortgage loans	3	1	7
Net gains (losses) related to securitization entities (1)	7	(50)	5
Derivative instruments (2)	97	20	(76)
Contingent consideration adjustment	—	(2)	2
Other	—	5	1

Net investment gains (losses)	$265	$72	$(75)

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the years ended December 31, 2017, 2016 and 2015 was $2,023 million, $1,881 million and $1,827 million, respectively, which was approximately 97%, 95% and 96%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Beginning balance	$42	$64	$83
Additions:
Other-than-temporary impairments not previously recognized	—	1	—
Reductions:
Securities sold, paid down or disposed	(10)	(23)	(19)

Ending balance	$32	$42	$64

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2017	2016	2015
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$5,125	$3,656	$3,140
Equity securities	69	12	(10)

Subtotal (1)	5,194	3,668	3,130
Adjustments to DAC, PVFP, sales inducements and benefit reserves	(3,451)	(1,611)	(1,070)
Income taxes, net	(583)	(711)	(711)

Net unrealized investment gains (losses)	1,160	1,346	1,349
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	75	84	95

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,085	$1,262	$1,254

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2017		2016		2015
Beginning balance	$1,262		$1,254		$2,453
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,683		626		(2,467)
Adjustment to DAC (1) Adjustment to PVFP	(1,000 (33	) )	(499 (5	) )	177 89
Adjustment to sales inducements	(4)		(16)		30
Adjustment to benefit reserves	(803)		(21)		290
Provision for income taxes	73		(31)		663

Change in unrealized gains (losses) on investment securities	(84)		54		(1,218)
Reclassification adjustments to net investment (gains) losses, net of taxes of $55, $31 and $(2)	(102)		(57)		5

Change in net unrealized investment gains (losses)	(186)		(3)		(1,213)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(9)		(11)		(14)

Ending balance	$1,085		$1,262		$1,254

(1)	See note 6 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(d) Fixed Maturity and Equity Securities

As of December 31, 2017, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,681	$870	$—	$(3)	$—	$5,548
State and political subdivisions	2,678	270	—	(22)	—	2,926
Non-U.S. government	2,147	106	—	(20)	—	2,233
U.S. corporate:
Utilities	4,396	611	—	(9)	—	4,998
Energy	2,239	227	—	(8)	—	2,458
Finance and insurance	5,984	556	—	(12)	—	6,528
Consumer—non-cyclical	4,314	530	—	(13)	—	4,831
Technology and communications	2,665	192	—	(12)	—	2,845
Industrial	1,241	106	—	(1)	—	1,346
Capital goods	2,087	273	—	(5)	—	2,355
Consumer—cyclical	1,493	116	—	(4)	—	1,605
Transportation	1,160	134	—	(3)	—	1,291
Other	355	25	—	(1)	—	379

Total U.S. corporate	25,934	2,770	—	(68)	—	28,636

Non-U.S. corporate:
Utilities	979	42	—	(4)	—	1,017
Energy	1,337	158	—	(5)	—	1,490
Finance and insurance	2,567	174	—	(6)	—	2,735
Consumer—non-cyclical	686	30	—	(4)	—	712
Technology and communications	913	71	—	(2)	—	982
Industrial	958	88	—	(2)	—	1,044
Capital goods	614	33	—	(2)	—	645
Consumer—cyclical	532	9	—	(1)	—	540
Transportation	656	68	—	(3)	—	721
Other	2,536	193	—	(4)	—	2,725

Total non-U.S. corporate	11,778	866	—	(33)	—	12,611

Residential mortgage-backed	3,831	223	14	(11)	—	4,057
Commercial mortgage-backed	3,387	94	2	(37)	—	3,446
Other asset-backed	3,056	17	1	(6)	—	3,068

Total fixed maturity securities	57,492	5,216	17	(200)	—	62,525
Equity securities	756	72	—	(8)	—	820

Total available-for-sale securities	$58,248	$5,288	$17	$(208)	$—	$63,345

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2017:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$78	$(1)	21	$94	$(2)	7	$172	$(3)	28
State and political subdivisions	125	(1)	35	327	(21)	42	452	(22)	77
Non-U.S. government	583	(7)	26	239	(13)	20	822	(20)	46
U.S. corporate	1,871	(26)	296	1,347	(42)	190	3,218	(68)	486
Non-U.S. corporate	1,323	(12)	217	548	(21)	77	1,871	(33)	294
Residential mortgage-backed	707	(7)	81	130	(4)	46	837	(11)	127
Commercial mortgage-backed	476	(4)	69	646	(33)	90	1,122	(37)	159
Other asset-backed	853	(4)	160	230	(2)	57	1,083	(6)	217

Subtotal, fixed maturity securities	6,016	(62)	905	3,561	(138)	529	9,577	(200)	1,434
Equity securities	74	(3)	134	100	(5)	58	174	(8)	192

Total for securities in an unrealized loss position	$6,090	$(65)	1,039	$3,661	$(143)	587	$9,751	$(208)	1,626

% Below cost—fixed maturity securities:
<20% Below cost	$6,016	$(62)	905	$3,555	$(136)	526	$9,571	$(198)	1,431
20%-50% Below cost	—	—	—	6	(2)	3	6	(2)	3

Total fixed maturity securities	6,016	(62)	905	3,561	(138)	529	9,577	(200)	1,434

% Below cost—equity securities:
<20% Below cost	74	(3)	134	100	(5)	58	174	(8)	192

Total equity securities	74	(3)	134	100	(5)	58	174	(8)	192

Total for securities in an unrealized loss position	$6,090	$(65)	1,039	$3,661	$(143)	587	$9,751	$(208)	1,626

Investment grade	$5,867	$(55)	898	$3,488	$(135)	528	$9,355	$(190)	1,426
Below investment grade	223	(10)	141	173	(8)	59	396	(18)	200

Total for securities in an unrealized loss position	$6,090	$(65)	1,039	$3,661	$(143)	587	$9,751	$(208)	1,626

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2017:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$181	$(2)	33	$219	$(7)	36	$400	$(9)	69
Energy	106	(1)	22	140	(7)	15	246	(8)	37
Finance and insurance	626	(6)	91	222	(6)	30	848	(12)	121
Consumer—non-cyclical	299	(7)	46	221	(6)	31	520	(13)	77
Technology and
communications	217	(4)	32	210	(8)	29	427	(12)	61
Industrial	—	—	—	62	(1)	9	62	(1)	9
Capital goods	176	(2)	25	81	(3)	14	257	(5)	39
Consumer—cyclical	137	(2)	24	95	(2)	13	232	(4)	37
Transportation	117	(1)	21	97	(2)	13	214	(3)	34
Other	12	(1)	2	—	—	—	12	(1)	2

Subtotal, U.S. corporate securities	1,871	(26)	296	1,347	(42)	190	3,218	(68)	486

Non-U.S. corporate:
Utilities	113	(1)	23	72	(3)	8	185	(4)	31
Energy	118	(2)	19	74	(3)	12	192	(5)	31
Finance and insurance	347	(3)	56	117	(3)	19	464	(6)	75
Consumer—non-cyclical	69	(1)	11	60	(3)	6	129	(4)	17
Technology and
communications	107	(1)	18	30	(1)	6	137	(2)	24
Industrial	52	—	9	38	(2)	5	90	(2)	14
Capital goods	54	—	11	46	(2)	3	100	(2)	14
Consumer—cyclical	131	(1)	21	—	—	—	131	(1)	21
Transportation	47	(1)	7	64	(2)	8	111	(3)	15
Other	285	(2)	42	47	(2)	10	332	(4)	52

Subtotal, non-U.S. corporate securities	1,323	(12)	217	548	(21)	77	1,871	(33)	294

Total for corporate securities in an unrealized loss position	$3,194	$(38)	513	$1,895	$(63)	267	$5,089	$(101)	780

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

As indicated in the tables above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to the increase in interest rates, mostly concentrated in our corporate securities. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 1% as of December 31, 2017.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $136 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “A+” and approximately 95% of the unrealized losses were related to investment grade securities as of December 31, 2017. The average fair value percentage below cost for these securities was approximately 4% as of December 31, 2017. These unrealized losses were predominantly attributable to corporate securities including variable rate securities purchased in a higher rate and lower spread environment and commercial mortgage-backed securities. As of December 31, 2017, we had non-U.S. corporate securities with unrealized losses of $2 million that have been in a continuous unrealized losses position for 12 months or more with a fair value that was more than 20% below cost.

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

Years Ended December 31, 2017, 2016 and 2015

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

Years Ended December 31, 2017, 2016 and 2015

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The scheduled maturity distribution of fixed maturity securities as of December 31, 2017 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,723	$1,738
Due after one year through five years	10,835	11,197
Due after five years through ten years	12,326	12,865
Due after ten years	22,334	26,154

Subtotal	47,218	51,954
Residential mortgage-backed	3,831	4,057
Commercial mortgage-backed	3,387	3,446
Other asset-backed	3,056	3,068

Total	$57,492	$62,525

As of December 31, 2017, $12,960 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of December 31, 2017, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 22%, 15% and 13%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of December 31, 2017, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2017 and 2016, $43 million and $42 million, respectively, of securities were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of principal payments, amortization and allowance for loan losses.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2017		2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,239	35%	$2,178	36%
Industrial	1,628	26	1,533	25
Office	1,510	24	1,430	23
Apartments	478	8	455	7
Mixed use	223	3	245	4
Other	275	4	284	5

Subtotal	6,353	100%	6,125	100%

Unamortized balance of loan origination fees and costs	(3)		(2)
Allowance for losses	(9)		(12)

Total	$6,341		$6,111

	2017		2016
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,625	26%	$1,546	25%
Pacific	1,622	26	1,567	27
Middle Atlantic	927	14	915	15
Mountain	556	9	554	9
West North Central	446	7	435	7
East North Central	394	6	388	6
West South Central	336	5	311	5
New England	239	4	206	3
East South Central	208	3	203	3

Subtotal	6,353	100%	6,125	100%

Unamortized balance of loan origination fees and costs	(3)		(2)
Allowance for losses	(9)		(12)

Total	$6,341		$6,111

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following tables set forth the aging of past due commercial mortgage loans by property type as of December 31:

	2017
(Amounts in millions)	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$5	$—	$—	$5	$2,234	$2,239
Industrial	—	—	—	—	1,628	1,628
Office	—	—	6	6	1,504	1,510
Apartments	—	—	—	—	478	478
Mixed use	—	—	—	—	223	223
Other	—	—	—	—	275	275

Total recorded investment	$5	$—	$6	$11	$6,342	$6,353

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	2016
(Amounts in millions)	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,178	$2,178
Industrial	1	—	12	13	1,520	1,533
Office	—	—	—	—	1,430	1,430
Apartments	—	—	—	—	455	455
Mixed use	—	—	—	—	245	245
Other	—	—	—	—	284	284

Total recorded investment	$1	$—	$12	$13	$6,112	$6,125

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of December 31, 2017 and 2016, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We did not have any other commercial mortgage loans that were past due for less than 90 days on non-accrual status as of December 31, 2016.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of December 31, 2017 and 2016, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of these loans was expected to be recoverable.

During the years ended December 31, 2017 and 2016, we modified or extended 10 and 16 commercial mortgage loans, respectively, with a total carrying value of $27 million and $85 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings, except for one loan during the year ended December 31, 2016, with a carrying value of $1 million at the time of modification was considered a troubled debt restructuring. This loan was sold in the fourth quarter of 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Allowance for credit losses:
Beginning balance	$12	$15	$22
Charge-offs	—	(6)	(4)
Recoveries	—	—	—
Provision	(3)	3	(3)

Ending balance	$9	$12	$15

Ending allowance for individually impaired loans	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$9	$12	$15

Recorded investment:
Ending balance	$6,353	$6,125	$6,187

Ending balance of individually impaired loans	$6	$12	$19

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,347	$6,113	$6,168

As of December 31, 2017, we had one individually impaired loan within the office property type with a recorded investment and unpaid principal balance of $6 million. As of December 31, 2016, we had one individually impaired loan within the industrial property type with a recorded investment of $12 million, an unpaid principal balance of $15 million and charge-offs of $3 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of December 31:

	2017
(Amounts in millions)	0%-50%	51%-60%	61%-75%	76%-100%	Greater than 100% (1)	Total
Property type:
Retail	$919	$500	$820	$—	$—	$2,239
Industrial	731	363	532	2	—	1,628
Office	575	386	534	13	2	1,510
Apartments	226	101	146	5	—	478
Mixed use	99	59	65	—	—	223
Other	68	28	179	—	—	275

Total recorded investment	$2,618	$1,437	$2,276	$20	$2	$6,353

% of total	41%	23%	36%	—%	—%	100%

Weighted-average debt service coverage ratio	2.65	1.85	1.62	0.62	1.04	2.09

(1)	Included a loan with a recorded investment of $2 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 102%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

	2016
(Amounts in millions)	0%-50%	51%-60%	61%-75%	76%-100%	Greater than 100% (1)	Total
Property type:
Retail	$743	$511	$913	$11	$—	$2,178
Industrial	605	430	484	14	—	1,533
Office	431	310	656	26	7	1,430
Apartments	188	89	173	5	—	455
Mixed use	67	87	91	—	—	245
Other	60	30	194	—	—	284

Total recorded investment	$2,094	$1,457	$2,511	$56	$7	$6,125

% of total	34%	24%	41%	1%	—%	100%

Weighted-average debt service coverage ratio	2.20	1.88	1.61	0.80	(0.07)	1.87

(1)	Included a loan with a recorded investment of $7 million in good standing, where borrowers continued to make timely payments, with a loan-to-value of 105%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2017
(Amounts in millions)	Less than 1.00	1.00-1.25	1.26-1.50	1.51-2.00	Greater than 2.00	Total
Property type:
Retail	$43	$235	$301	$1,020	$640	$2,239
Industrial	23	61	174	700	670	1,628
Office	51	61	157	569	672	1,510
Apartments	—	17	77	191	193	478
Mixed use	2	4	26	86	105	223
Other	1	149	14	71	40	275

Total recorded investment	$120	$527	$749	$2,637	$2,320	$6,353

% of total	2%	8%	12%	42%	36%	100%

Weighted-average loan-to-value	55%	60%	58%	58%	42%	52%

	2016
(Amounts in millions)	Less than 1.00	1.00-1.25	1.26-1.50	1.51-2.00	Greater than 2.00	Total
Property type:
Retail	$67	$204	$425	$899	$583	$2,178
Industrial	71	113	236	599	514	1,533
Office	91	117	172	609	441	1,430
Apartments	19	22	44	217	153	455
Mixed use	2	9	19	128	87	245
Other	1	148	60	55	20	284

Total recorded investment	$251	$613	$956	$2,507	$1,798	$6,125

% of total	4%	10%	16%	41%	29%	100%

Weighted-average loan-to-value	61%	60%	59%	58%	45%	55%

As of December 31, 2017 and 2016, we did not have any floating rate commercial mortgage loans.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

(h) Limited Partnerships or Similar Entities

Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of December 31, 2017 and 2016, the total carrying value of these investments was $222 million and $178 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	2017 (6)	2016	Balance sheet classification	2017 (6)	2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$74	$237	Other liabilities	$25	$203
Foreign currency swaps	Other invested assets	1	4	Other liabilities	—	—

Total cash flow hedges		75	241		25	203

Total derivatives designated as hedges		75	241		25	203

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	—	359	Other liabilities	—	146
Foreign currency swaps	Other invested assets	11	—	Other liabilities	—	5
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	—	1
Equity index options	Other invested assets	80	72	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	1	Other liabilities	2	1
Other foreign currency contracts	Other invested assets	110	35	Other liabilities	20	27
GMWB embedded derivatives	Reinsurance recoverable (2)	14	16	Policyholder account balances (3)	250	303
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (4)	419	344
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (5)	14	11

Total derivatives not designated as hedges		215	483		705	838

Total derivatives		$290	$724		$730	$1,041

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(4)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(5)	Represents the embedded derivatives associated with our indexed universal life liabilities.
(6)	In the third quarter of 2017, recent central clearing parties rule changes impacted our accounting treatment for variation margin pertaining to cleared swap positions, which was previously considered cash collateral and is now treated as daily settlements of the derivative contract. The change reduced the value of our derivative assets and derivative liabilities by $473 million and $206 million, respectively, in 2017.

The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

(Notional in millions)	Measurement	December 31, 2016	Additions	Maturities/ terminations	December 31, 2017
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,570	$391	$(806)	$11,155
Foreign currency swaps	Notional	22	—	—	22

Total cash flow hedges		11,592	391	(806)	11,177

Total derivatives designated as hedges		11,592	391	(806)	11,177

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	—	4,679
Foreign currency swaps	Notional	201	167	(19)	349
Credit default swaps	Notional	39	—	—	39
Credit default swaps related to securitization entities (1)	Notional	312	—	(312)	—
Equity index options	Notional	2,396	2,982	(2,958)	2,420
Financial futures	Notional	1,398	5,639	(5,754)	1,283
Equity return swaps	Notional	165	265	(334)	96
Other foreign currency contracts	Notional	3,130	2,384	(2,250)	3,264

Total derivatives not designated as hedges		12,320	11,437	(11,627)	12,130

Total derivatives		$23,912	$11,828	$(12,433)	$23,307

(1)	See note 17 for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2016	Additions	Maturities/ terminations	December 31, 2017
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	33,238	—	(2,788)	30,450
Fixed index annuity embedded derivatives	Policies	17,549	—	(482)	17,067
Indexed universal life embedded derivatives	Policies	1,074	1	(90)	985

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

income; (v) forward bond purchase commitments to hedge against the variability in the anticipated cash flows required to purchase future fixed rate bonds; and (vi) other instruments to hedge the cash flows of various forecasted transactions.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2017:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$96	$131	Net investment income	$2	Net investment gains (losses)
Interest rate swaps hedging assets	—	8	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(2)	—	Net investment income	—	Net investment gains (losses)

Total	$94	$139		$2

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$198	$112	Net investment income	$3	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(5)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(5)	2	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	—	7	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(4)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	—	Net investment gains (losses)	5	Net investment gains (losses)

Total	$184	$123		$8

(1)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Derivatives qualifying as effective accounting hedges as of January 1	$2,085	$2,045	$2,070
Current period increases (decreases) in fair value, net of deferred taxes of $(56), $(64) and $(29)	38	120	50
Reclassification to net (income) loss, net of deferred taxes of $81, $43 and $43	(58)	(80)	(75)

Derivatives qualifying as effective accounting hedges as of December 31	$2,065	$2,085	$2,045

The total of derivatives designated as cash flow hedges of $2,065 million, net of taxes, recorded in stockholders’ equity as of December 31, 2017 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $97 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the year ended December 31, 2017 and 2016, we reclassified $6 million and $10 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring. There were immaterial amounts reclassified to net loss during the year ended December 31, 2015 in connection with forecasted transactions that were no longer considered probable of occurring.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

We also had, prior to fourth quarter of 2017, derivatives related to securitization entities where we were required to consolidate the related securitization entity as a result of our involvement in the structure. The counterparties for these derivatives typically only had recourse to the securitization entity. The interest rate swaps used for these entities were typically used to effectively convert the interest payments on the assets of the securitization entity to the same basis as the interest rate on the borrowings issued by the securitization entity. Credit default swaps were utilized in certain securitization entities to enhance the yield payable on the borrowings issued by the securitization entity and also included a settlement feature that allows the securitization entity to provide the par value of assets in the securitization entity for the amount of any losses incurred under the credit default swap.

The following table provides the pre-tax gain income (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2017	2016	2015	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps	$4	$12	$(11)	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	—	(10)	(4)	Net investment gains (losses)
Foreign currency swaps	14	4	(22)	Net investment gains (losses)
Credit default swaps	—	1	1	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	7	18	7	Net investment gains (losses)
Equity index options	57	10	(25)	Net investment gains (losses)
Financial futures	(43)	(111)	(34)	Net investment gains (losses)
Equity return swaps	(22)	(1)	(3)	Net investment gains (losses)
Forward bond purchase commitments	—	—	2	Net investment gains (losses)
Other foreign currency contracts	75	24	10	Net investment gains (losses)
GMWB embedded derivatives	78	76	(25)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(84)	(22)	(7)	Net investment gains (losses)
Indexed universal life embedded derivatives	8	10	6	Net investment gains (losses)

Total derivatives not designated as hedges	$94	$11	$(105)

(1)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2017			2016
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$278	$47	$231	$724	$387	$337
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	278	47	231	724	387	337
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(23)	(23)	—	(172)	(172)	—
Collateral received	(170)	—	(170)	(467)	—	(467)
Collateral pledged	—	(288)	288	—	(557)	557
Over collateralization	—	264	(264)	1	344	(343)

Net amount	$85	$—	$85	$86	$2	$84

(1)	Included $2 million and $16 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of December 31, 2017 and 2016, respectively.
(2)	Included $5 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of December 31, 2016.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of December 31, 2017 and 2016, we could have been allowed to claim $85 million and $86 million, respectively, or have been required to disburse up to $2 million as of December 31, 2016. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

We actively responded to the risk in our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter (“OTC”) derivatives transactions with us following the downgrades of our life insurance subsidiaries by Standard & Poor’s Financial Services, LLC’s (“S&P”) in September 2017 and by Moody’s Investors Service, Inc. (“Moody’s”) in October 2017. During October 2017, one counterparty terminated approximately $800 million in notional value with us, which we re-hedged using financial futures.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

In addition to the credit derivatives discussed above, we also had credit derivative instruments related to securitization entities that we consolidated. These derivative instruments matured in 2017 in connection with the dissolution of the securitization entities and the maturity of the associated liabilities. These derivatives represented a customized index of reference entities with specified attachment points for certain derivatives. The credit default triggers were similar to those described above. In the event of default, the securitization entity would provide the counterparty with the par value of assets held in the securitization entity for the amount of incurred loss on the credit default swap. The maximum exposure to loss for the securitization entity was the notional value of the derivatives. Certain losses on these credit default swaps would be absorbed by the third-party noteholders of the securitization entity and the remaining losses on the credit default swaps would be absorbed by our portion of the notes issued by the securitization entity.

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of December 31:

	2017			2016
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$39	$—	$—	$—	$—	$—
Matures after one year through five years	—	—	—	39	—	—

Total credit default swaps on single name reference entities	$39	$—	$—	$39	$—	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of December 31:

	2017			2016
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Customized credit default swap index tranches related to securitization entities: (1)
Portion backing third-party borrowings maturing 2017 (2)	$—	$—	$—	$12	$—	$—
Portion backing our interest maturing 2017 (3)	—	—	—	300	—	1

Total customized credit default swap index tranches related to securitization entities	—	—	—	312	—	1

Total credit default swaps on index tranches	$—	$—	$—	$312	$—	$1

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	Original notional value was $39 million.
(3)	Original notional value was $300 million.

(6) Deferred Acquisition Costs

The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Unamortized balance as of January 1	$4,241	$4,569	$5,200
Impact of foreign currency translation	12	3	(23)
Costs deferred	88	150	295
Amortization, net of interest accretion	(342)	(481)	(448)
Impairment	—	—	(455)

Unamortized balance as of December 31	3,999	4,241	4,569
Accumulated effect of net unrealized investment (gains) losses	(1,670)	(670)	(171)

Balance as of December 31	$2,329	$3,571	$4,398

We regularly review DAC to determine if it is recoverable from future income. In 2017 and 2016, we performed loss recognition testing and determined that we had premium deficiencies in our fixed immediate annuity products. As of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization. In addition, as a result of our fixed immediate annuity loss recognition testing as of December 31, 2017 and 2016, we increased our future policy benefit reserves and recognized expenses of $89 million and $24 million, respectively. The premium deficiency test results were primarily driven by the low interest rate environment and updated assumptions to future policy charges. As of December 31, 2017 and 2016, we believe all of our other businesses had sufficient future income and therefore the related DAC was recoverable.

In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these shadow adjustments may reverse from period to period. As of December 31, 2017, due primarily to the decline in interest rates increasing unrealized investments gains, we reduced the DAC balance of our long-term care insurance business to zero, a cumulative decrease in the accumulated effect of net unrealized investment gains of approximately $1.3 billion out of the total $1.7 billion in the table above, with an offsetting amount recorded in other comprehensive income (loss). In addition, we increased our future policy benefit reserves in our long-term care insurance business by a cumulative amount of approximately $1.0 billion as of December 31, 2017, with an offsetting amount recorded in other comprehensive income (loss). There was no impact to net income (loss).

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

(7) Intangible Assets

The following table presents our intangible assets as of December 31:

	2017		2016
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,046	$(1,959)	$2,079	$(1,924)
Capitalized software	475	(384)	447	(352)
Deferred sales inducements to contractholders	280	(221)	275	(199)
Other	130	(81)	61	(53)

Total	$2,931	$(2,645)	$2,862	$(2,528)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2017, 2016 and 2015 was $93 million, $17 million and $64 million, respectively. Amortization

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

expense related to deferred sales inducements of $22 million, $21 million and $25 million, respectively, for the years ended December 31, 2017, 2016 and 2015 was included in benefits and other changes in policy reserves.

Present Value of Future Profits

The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Unamortized balance as of January 1	$222	$205	$229
Interest accreted at 5.38%, 5.15% and 6.45%	11	11	14
Amortization	(46)	6	(38)

Unamortized balance as of December 31	187	222	205
Accumulated effect of net unrealized investment (gains) losses	(100)	(67)	(62)

Balance as of December 31	$87	$155	$143

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2017, 2016 and 2015 we believe all of our businesses have sufficient future income and therefore the related PVFP is recoverable.

The percentage of the December 31, 2017 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2018	7.0%
2019	8.6%
2020	7.9%
2021	7.1%
2022	6.6%

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

As of December 31, 2017, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.

We have several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC in-force blocks of structured settlements issued prior to 2004, substantially all of our in-force blocks of variable annuities issued prior to 2004 and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company USA, now known as Brighthouse Life Insurance Company. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2017 and 2016, we had a reinsurance recoverable of $14,255 million and $14,437 million, respectively, associated with those Reinsurance Transactions.

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

Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We have pledged fixed maturity securities and commercial mortgage loans of $10,319 million and $835 million, respectively, as of December 31, 2017 and $9,680 million and $523 million, respectively, as of December 31, 2016 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2017	2016	2015
Direct life insurance in-force	$625,710	$658,931	$686,446
Amounts assumed from other companies	793	861	899
Amounts ceded to other companies (1)	(562,463)	(491,466)	(411,340)

Net life insurance in-force	$64,040	$168,326	$276,005

Percentage of amount assumed to net	1%	—%	—%

(1)	Includes amounts accounted for under the deposit method.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2017	2016	2015	2017	2016	2015
Direct:
Life insurance	$929	$977	$1,030	$929	$978	$1,030
Accident and health insurance	2,732	2,786	2,764	2,756	2,816	2,778
Mortgage insurance	1,571	1,641	1,754	1,154	1,561	1,514

Total direct	5,232	5,404	5,548	4,839	5,355	5,322

Assumed:
Life insurance	38	35	34	38	35	34
Accident and health insurance	337	331	342	341	335	347
Mortgage insurance	7	6	10	2	12	22

Total assumed	382	372	386	381	382	403

Ceded:
Life insurance	(538)	(856)	(372)	(538)	(856)	(372)
Accident and health insurance	(596)	(629)	(682)	(604)	(638)	(688)
Mortgage insurance	(74)	(83)	(86)	(74)	(83)	(86)

Total ceded	(1,208)	(1,568)	(1,140)	(1,216)	(1,577)	(1,146)

Net premiums	$4,406	$4,208	$4,794	$4,004	$4,160	$4,579

Percentage of amount assumed to net				10%	9%	9%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,788 million, $3,008 million and $2,771 million during 2017, 2016 and 2015, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(9) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption	Interest rate assumption	2017	2016
Long-term care insurance contracts	(a)	3.75% - 7.50%	$23,332	$21,590
Structured settlements with life contingencies	(b)	1.00% - 8.00%	8,724	8,858
Annuity contracts with life contingencies	(b)	1.00% - 8.00%	3,723	3,822
Traditional life insurance contracts	(c)	3.00% - 7.50%	2,387	2,506
Supplementary contracts with life contingencies	(b)	1.00% - 8.00%	303	284
Accident and health insurance contracts	(d)	3.50% - 6.00%	3	3

Total future policy benefits			$38,472	$37,063

(a)	The 1983 Individual Annuitant Mortality Table or the 2000 U.S. Annuity Table, or the 1983 Group Annuitant Mortality Table or the 1994 Group Annuitant Mortality Table and company experience.
(b)	Assumptions for limited-payment contracts come from either the U.S. Population Table, the 1983 Group Annuitant Mortality Table, the 1983 Individual Annuitant Mortality Table, the Annuity 2000 Mortality Table or the 2012 Individual Annuity Reserving Table.
(c)	Principally modifications based on company experience of the Society of Actuaries 1965-70 or 1975-80 Select and the Ultimate Tables, the 1941, 1958, 1980 and 2001 Commissioner’s Standard Ordinary Tables, the 1980 Commissioner’s Extended Term table and (IA) Standard Table 1996 (modified).
(d)	The 1958 and 1980 Commissioner’s Standard Ordinary Tables, or the 2000 U.S. Annuity Table, or the 1983 Group Annuitant Mortality or the 2008 Valuation Basic Table.

We regularly review our assumptions and perform loss recognition testing at least annually. In 2017 and 2016, we performed loss recognition testing and determined that we had premium deficiencies in our fixed immediate annuity products. As of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization. In addition, as a result of our fixed immediate annuity loss recognition testing as of December 31, 2017 and 2016, we increased our future policy benefit reserves and recognized expenses of $89 million and $24 million, respectively. The premium deficiency test results were primarily driven by the low interest rate environment and updated assumptions to future policy charges. The 2015 test did not result in a charge. The liability for future policy benefits for our fixed immediate annuity products represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could result in further increases in the related future policy benefit reserves for these products.

We annually perform loss recognition testing for the liability for future policy benefits for our long-term care insurance products. The 2017, 2016 and 2015 tests did not result in a charge. The liability for future policy benefits for our long-term care insurance business represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant and result in further increases in the related future policy benefit reserves for this business by an amount that could be material to our results of operations and financial condition and liquidity.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

As of December 31, 2017 and 2016, we accrued future policy benefit reserves of $102 million and $30 million, respectively, in our consolidated balance sheet for profits followed by losses in our long-term care insurance business. The current present value of expected losses was approximately $2.8 billion and $2.2 billion, respectively, as of December 31, 2017 and 2016. However, there may be future adjustments to this estimate reflecting any variety of new and adverse trends that could result in increases to future policy benefit reserves for our profits followed by losses accrual, and such future increases could possibly be material to our results of operations and financial condition and liquidity.

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2017	2016
Annuity contracts	$12,272	$13,566
GICs, funding agreements and FABNs	260	560
Structured settlements without life contingencies	1,451	1,576
Supplementary contracts without life contingencies	677	719
Other	15	16

Total investment contracts	14,675	16,437
Universal and term universal life insurance contracts	9,520	9,225

Total policyholder account balances	$24,195	$25,662

In the fourth quarter of 2017, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $70 million for our universal and term universal life insurance products driven mostly by emerging mortality experience and from prolonged low interest rates. In the fourth quarter of 2016, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $202 million for our universal and term universal life insurance products, reflecting updated assumptions primarily for mortality experience in older age populations. In the fourth quarter of 2015, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $175 million for our universal and term universal life insurance products, reflecting updated assumptions for persistency, long-term interest rates, mortality and other refinements.

Certain of our U.S. life insurance companies are members of the Federal Home Loan Bank (the “FHLB”) system in their respective regions. As of December 31, 2017 and 2016, we held $37 million and $36 million, respectively, of FHLB common stock related to those memberships which was included in equity securities. We have outstanding funding agreements with the FHLBs and also have a letter of credit which has not been drawn upon. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. The amount of funding agreements outstanding with the FHLBs was $280 million and $254 million, respectively, as of December 31, 2017 and 2016 which was included in policyholder account balances. Included in the amount of funding agreements outstanding with the FHLBs as of December 31, 2017, is a new FHLB agreement entered into by our universal life insurance business, which was included in universal and term universal life insurance contracts in the table above. We have a letter of credit of $28 million related to one FHLB as of December 31, 2017 and 2016. These funding agreements and the letter of credit were collateralized by fixed maturity securities with a fair value of $388 million and $356 million, respectively, as of December 31, 2017 and 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Certain Non-traditional Long-Duration Contracts

The following table sets forth information about our variable annuity products with death and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2017	2016
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$2,365	$2,364
Net amount at risk	$2	$4
Average attained age of contractholders	74	73
Enhanced death benefits (ratchet, rollup) account value	$2,489	$2,611
Net amount at risk	$114	$157
Average attained age of contractholders	74	74
Account values with living benefit guarantees:
GMWBs	$2,671	$2,781
Guaranteed annuitization benefits	$1,198	$1,177

Variable annuity contracts may contain more than one death or living benefit; therefore, the amounts listed above are not mutually exclusive. Substantially all of our variable annuity contracts have some form of GMDB.

As of December 31, 2017 and 2016, our total liability associated with variable annuity contracts with minimum guarantees was approximately $5,577 million and $5,737 million, respectively. The liability, net of reinsurance, for our variable annuity contracts with GMDB and guaranteed annuitization benefits was $94 million and $90 million as of December 31, 2017 and 2016, respectively.

The contracts underlying the lifetime benefits such as GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, or the protected value, is greater than the account value. As of December 31, 2017 and 2016, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $645 million and $739 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization.

Account balances of variable annuity contracts with death or living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2017	2016
Balanced funds	$2,998	$3,046
Equity funds	1,262	1,271
Bond funds	498	550
Money market funds	85	87

Total	$4,843	$4,954

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(10) Liability for Policy and Contract Claims

The following table sets forth our liability for policy and contract claims as of December 31:

(Amounts in millions)	2017	2016
Liability for policy and contract claims for insurance lines other than short-duration contracts:
Long-term care insurance	$8,548	$8,034
Life insurance	244	226
Fixed annuities	24	16
Runoff	11	15

Total	8,827	8,291

Liability for policy and contract claims, net of reinsurance, related to short-duration contracts:
U.S. Mortgage Insurance segment	454	633
Australia Mortgage Insurance segment	218	211
Canada Mortgage Insurance segment	87	112
Other mortgage insurance businesses	7	7

Total	766	963

Reinsurance recoverable on unpaid claims related to short-duration contracts:
U.S. Mortgage Insurance segment	1	2

Total	1	2

Total liability for policy and contract claims	$9,594	$9,256

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

Years Ended December 31, 2017, 2016 and 2015

Long-term care insurance

The following table sets forth changes in the liability for policy and contract claims for our long-term care insurance business for the dates indicated:

(Amounts in millions)	2017	2016	2015
Beginning balance as of January 1	$8,034	$6,749	$6,216
Less reinsurance recoverables	(2,310)	(2,055)	(1,926)

Net balance as of January 1	5,724	4,694	4,290

Incurred related to insured events of:
Current year	2,234	2,066	1,655
Prior years	(183)	377	39

Total incurred	2,051	2,443	1,694

Paid related to insured events of:
Current year	(176)	(166)	(151)
Prior years	(1,644)	(1,506)	(1,371)

Total paid	(1,820)	(1,672)	(1,522)

Interest on liability for policy and contract claims	301	259	232

Net balance as of December 31	6,256	5,724	4,694
Add reinsurance recoverables	2,292	2,310	2,055

Ending balance as of December 31	$8,548	$8,034	$6,749

In 2017, the favorable development of $183 million related to insured events of prior years was primarily attributable to favorable claim terminations.

In 2016, the liability for policy and contract claims increased $1,285 million in our long-term care insurance business largely from the completion of our annual review of assumptions in the third quarter of 2016 which increased reserves by $460 million and increased reinsurance recoverables by $25 million. The increase was also attributable to aging and growth of the in-force block and higher severity on new claims in the current year. Based on our 2016 annual review of our long-term care insurance claim reserves we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. The primary impact of assumption changes was from an overall lowering of claim termination rate assumptions for longer duration claims, particularly for reimbursement claims. We also updated our claim termination rate assumptions to reflect differences between product types, separating our indemnity and reimbursement blocks that were previously combined, and modestly refined our utilization rate assumptions and methodologies as well as refined our methodology primarily related to the calculation of incurred but not reported reserves to better reflect the aging of the in-force blocks. In addition, certain of our third-party reinsurance counterparties updated their assumptions and methodologies, which increased our long-term care insurance claim reserves by $222 million with an offsetting increase in reinsurance recoverables of $222 million in the fourth quarter of 2016.

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

Years Ended December 31, 2017, 2016 and 2015

In 2015, the incurred amount of $39 million related to insured events of prior years increased primarily from lower claim termination rates, partially offset by $25 million of net favorable corrections and adjustments in 2015.

U.S. Mortgage Insurance segment

The following table sets forth information about incurred claims, net of reinsurance, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our U.S. Mortgage Insurance segment as of December 31, 2017. The information about the incurred claims development for the years ended December 31, 2008 to 2016 and the historical reported delinquencies as of December 31, 2016 and prior are presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses, net of reinsurance										Total of Incurred-But- Not-Reported liabilities including expected development on reported claims as of December 31, 2017	Number of reported delinquencies (2)
(Dollar amounts in millions)	For the years ended December 31,
Accident year (1)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
2008	$943	1,041	1,211	1,339	$1,353	$1,347	$1,376	$1,385	$1,391	$1,396	$1	133,491
2009	—	1,341	1,697	1,762	1,755	1,752	1,782	1,792	1,799	1,802	1	151,732
2010	—	—	977	1,157	1,139	1,146	1,165	1,173	1,173	1,174	1	90,231
2011	—	—	—	910	931	913	929	938	939	939	1	68,984
2012	—	—	—	—	718	675	671	673	671	668	—	48,170
2013	—	—	—	—	—	475	407	392	387	384	—	33,934
2014	—	—	—	—	—	—	328	288	269	261	—	26,080
2015	—	—	—	—	—	—	—	235	208	187	—	20,915
2016	—	—	—	—	—	—	—	—	198	160	1	17,423
2017	—	—	—	—	—	—	—	—	—	171	19	15,097

Total incurred										$7,142

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)	Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table sets forth paid claims development, net of reinsurance, for our U.S. mortgage insurance segment for the year ended December 31, 2017. The information about paid claims development for the years ended December 31, 2008 to 2016, is presented as supplementary information.

(Amounts in millions)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
Accident year (1)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
2008	$66	$572	$917	$1,046	$1,145	$1,217	$1,271	$1,322	$1,353	$1,375
2009	—	285	940	1,245	1,434	1,556	1,638	1,709	1,753	1,777
2010	—	—	140	567	844	973	1,049	1,109	1,139	1,158
2011	—	—	—	65	497	722	816	874	906	927
2012	—	—	—	—	92	391	532	602	634	650
2013	—	—	—	—	—	44	202	297	340	362
2014	—	—	—	—	—	—	22	127	195	233
2015	—	—	—	—	—	—	—	12	85	145
2016	—	—	—	—	—	—	—	—	10	64
2017	—	—	—	—	—	—	—	—	—	6

Total paid										$6,697

Total incurred										$7,142
Total paid										6,697
All outstanding liabilities before 2008, net of reinsurance										9

Liability for policy and contract claims, net of reinsurance										$454

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.

The following table sets forth our average payout of incurred claims by age for our U.S. Mortgage Insurance segment as of December 31, 2017:

	Average annual percentage payout of incurred claims, net of reinsurance, by age
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	8.9%	39.2%	24.3%	10.9%	6.2%	4.1%	3.1%	2.6%	1.8%	1.6%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Canada Mortgage Insurance segment

The following table sets forth information about incurred claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our Canada Mortgage Insurance segment as of December 31, 2017. The information about the incurred claims development for the years ended December 31, 2008 to 2016 and the historical reported delinquencies as of December 31, 2016 and prior are presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses										Total of Incurred-But- Not-Reported liabilities including expected development on reported claims as of December 31, 2017 (3)	Number of reported delinquencies (4)
(Dollar amounts in millions) (1)	For the years ended December 31,
Accident year (2)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
2008	$108	$149	$152	$155	$158	$158	$158	$158	$158	$158	$—	6,138
2009	—	151	169	191	194	196	196	195	195	195	—	6,702
2010	—	—	135	149	167	169	168	167	168	167	—	6,601
2011	—	—	—	133	149	151	151	150	150	149	—	5,707
2012	—	—	—	—	111	110	109	108	108	108	—	5,316
2013	—	—	—	—	—	102	98	97	97	96	—	4,949
2014	—	—	—	—	—	—	91	87	85	84	—	4,948
2015	—	—	—	—	—	—	—	101	91	87	—	4,626
2016	—	—	—	—	—	—	—	—	119	103	—	5,133
2017	—	—	—	—	—	—	—	—	—	78	26	3,785

Total incurred										$1,225

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 2017.
(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(3)	Incurred-but-not-reported liabilities exist only relative to the year 2017 as lenders are required to report losses after three consecutive monthly mortgage payments have been missed by the borrower.
(4)	Represents reported delinquencies as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table sets forth paid claims development, for our Canada Mortgage Insurance segment for the year ended December 31, 2017. The information about paid claims development for the years ended December 31, 2008 to 2016, is presented as supplementary information.

(Amounts in millions) (1)	Cumulative paid claims and allocated claim adjustment expenses
Accident year (2)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
2008	$8	$107	$148	$158	$160	$163	$163	$163	$163	$163
2009	—	24	127	185	193	195	195	194	194	194
2010	—	—	27	122	164	168	167	167	167	167
2011	—	—	—	37	133	150	150	150	149	148
2012	—	—	—	—	24	99	106	107	107	107
2013	—	—	—	—	—	25	87	95	97	96
2014	—	—	—	—	—	—	17	73	82	84
2015	—	—	—	—	—	—	—	19	74	86
2016	—	—	—	—	—	—	—	—	17	81
2017	—	—	—	—	—	—	—	—	—	13

Total paid										$1,139

Total incurred										$1,225
Total paid										1,139
Other (3)										1
All outstanding liabilities before 2008										—

Liability for policy and contract claims										$87

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 2017.
(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(3)	Includes the portion of the borrower recovery accrual that corresponds to loss reserves and is recognized as a reduction to losses incurred that we anticipate to receive in the future once the claims have been settled, and foreign currency translation.

The following table sets forth our average payout of incurred claims by age for our Canada Mortgage Insurance segment as of December 31, 2017:

	Average annual percentage payout of incurred claims, by age
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	17.9%	62.4%	16.6%	2.5%	0.1%	0.2%	(0.3)%	0.1%	—%	—%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Australia Mortgage Insurance segment

The following table sets forth information about incurred claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our Australia Mortgage Insurance segment as of December 31, 2017. The information about the incurred claims development for the years ended December 31, 2008 to 2016 and the historical reported delinquencies as of December 31, 2016 and prior are presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses										Total of Incurred-But- Not-Reported liabilities including expected development on reported claims as of December 31, 2017	Number of reported delinquencies (3)
(Dollar amounts in millions) (1)	For the years ended December 31,
Accident year (2)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
2008	$74	$158	$153	$155	$172	$176	$179	$177	$178	$178	$—	9,197
2009	—	71	109	101	122	127	130	133	135	136	—	8,868
2010	—	—	74	111	138	140	142	143	143	145	—	8,683
2011	—	—	—	98	142	132	127	127	127	128	—	9,321
2012	—	—	—	—	88	108	90	88	86	87	—	7,595
2013	—	—	—	—	—	82	84	69	63	62	—	7,087
2014	—	—	—	—	—	—	80	92	76	71	—	7,463
2015	—	—	—	—	—	—	—	88	119	96	1	7,606
2016	—	—	—	—	—	—	—	—	106	141	14	8,020
2017	—	—	—	—	—	—	—	—	—	95	36	4,001

Total incurred										$1,139

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 2017.
(2)	The accident year is estimated by allowing an additional five months for development from the time the first monthly mortgage payments have been missed by the borrower.
(3)	Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table sets forth paid claims development, for our Australia Mortgage Insurance segment for the year ended December 31, 2017. The information about paid claims development for the years ended December 31, 2008 to December 31, 2016, is presented as supplementary information:

(Amounts in millions) (1)	Cumulative paid claims and allocated claim adjustment expenses
Accident year (2)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
2008	$3	$51	$118	$141	$167	$174	$176	$177	$178	$180
2009	—	2	30	61	108	124	128	132	134	136
2010	—	—	2	25	104	128	136	139	141	143
2011	—	—	—	2	64	106	119	123	126	128
2012	—	—	—	—	5	55	73	80	83	86
2013	—	—	—	—	—	4	29	47	54	60
2014	—	—	—	—	—	—	3	27	47	63
2015	—	—	—	—	—	—	—	3	30	69
2016	—	—	—	—	—	—	—	—	3	54
2017	—	—	—	—	—	—	—	—	—	7

Total paid										$926

Total incurred										$1,139
Total paid										926
Other (3)										5
All outstanding liabilities before 2008										—

Liability for policy and contract claims										$218

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 2017.
(2)	The accident year is estimated by allowing an additional five months for development from the time the first monthly mortgage payments have been missed by the borrower.
(3)	Includes foreign currency translation.

The following table sets forth our average payout of incurred claims by age for our Australia Mortgage Insurance segment as of December 31, 2017:

	Average annual percentage payout of incurred claims, by age
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	5.4%	34.0%	32.5%	16.2%	7.1%	2.7%	1.6%	0.8%	0.7%	0.4%

(11) Employee Benefit Plans

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. As of December 31, 2017 and 2016, we recorded a liability related to these benefits of $11 million and $10 million, respectively.

In addition, certain employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these plans were not material to our consolidated financial statements individually

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

or in the aggregate. As of December 31, 2017 and 2016, we recorded a liability related to these plans of $77 million and $69 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2017, we recognized a decrease of $5 million in OCI. In 2016, we recognized a decrease of less than $1 million in OCI.

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

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits would be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2017 and 2016, the accumulated postretirement benefit obligation associated with these benefits was $89 million and $87 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2017, we recognized an increase of $2 million in OCI. In 2016, we recognized a decrease of $8 million in OCI.

Our cost associated with our pension, retiree health and life insurance benefit plans was $21 million, $18 million and $25 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. In 2016, we matched these contributions, which vest immediately, up to 6% of the employee’s pay. Beginning January 1, 2017, we made matching contributions equal to 100% of the first 4% of pay deferred by an employee and 50% of the next 2% of pay deferred by an employee so that our matching contribution did not exceed 5% of an employee’s pay. Employees hired on or after January 1, 2011 will not vest immediately in Genworth matching contributions but will fully vest in the matching contributions after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2017 and 2016 in relation to this plan option was $1 million for each year. Employees also have the option of purchasing a fund which invests primarily in Genworth stock as part of the defined contribution savings plan. Our cost associated with these plans was $11 million, $13 million and $17 million for the years ended December 31, 2017, 2016 and 2015, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(c) Health and Welfare Benefits for Active Employees

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance. Our long-term care insurance is provided through our group long-term care insurance products. The premiums recorded by this business related to these benefits were insignificant during 2017, 2016 and 2015.

(12) Borrowings and Other Financings

(a) Short-Term Borrowings

Revolving Credit Facility

On September 29, 2017, Genworth MI Canada Inc. (“Genworth Canada”), our majority-owned subsidiary, entered into a CAD$200 million syndicated senior unsecured revolving credit facility, which matures on September 29, 2022. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the credit agreement. The credit facility includes customary representations, warranties, covenants, terms and conditions. This syndicated credit facility replaced an existing CAD$100 million senior unsecured revolving credit facility which was cancelled on September 29, 2017. As of December 31, 2017, there was no amount outstanding under Genworth Canada’s credit facility and all of the covenants were fully met.

In April 2016, Genworth Holdings terminated its $300 million multicurrency revolving credit facility, prior to its September 26, 2016 maturity date. There were no amounts outstanding under the credit facility at the time of termination.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2017	2016
Genworth Holdings
6.52% Senior Notes, due 2018	$597	$597
7.70% Senior Notes, due 2020	397	397
7.20% Senior Notes, due 2021	381	381
7.625% Senior Notes, due 2021	704	704
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
6.15% Fixed-to-Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	3,773	3,773
Bond consent fees	(33)	(39)
Deferred borrowing charges	(16)	(18)

Total Genworth Holdings	3,724	3,716

Canada
5.68% Senior Notes, due 2020	219	205
4.24% Senior Notes, due 2024	128	119

Subtotal	347	324
Deferred borrowing charges	(1)	(2)

Total Canada	346	322

Australia
Floating Rate Junior Notes, due 2025	156	145
Deferred borrowing charges	(2)	(3)

Total Australia	154	142

Total	$4,224	$4,180

Genworth Holdings

Long-Term Senior Notes

As of December 31, 2017, Genworth Holdings had outstanding seven series of fixed rate senior notes with varying interest rates between 4.80% and 7.70% and maturity dates between 2018 and 2034. The senior notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all of its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. We have the option to redeem all or a portion of each series of senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

During the first quarter of 2016, Genworth Holdings repurchased $28 million principal amount of its senior notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

During the third quarter of 2015, Genworth Holdings repurchased $50 million aggregate principal amount of its senior notes for a pre-tax loss of $1 million and paid accrued and unpaid interest thereon.

Long-Term Junior Subordinated Notes

As of December 31, 2017, Genworth Holdings had outstanding floating rate junior notes having an aggregate principal amount of $598 million, with an annual interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 2.0025% payable quarterly, until the notes mature in November 2066 (“2066 Notes”). Prior to November 2016, these fixed-to-floating rate junior notes had an annual interest rate equal to 6.15% payable semi-annually. Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to 10 years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

Canada

As of December 31, 2017, Genworth Canada, our majority-owned subsidiary, had outstanding two series of fixed rate senior notes with interest rates of 5.68% and 4.24% and maturity dates of 2020 and 2024, respectively. The senior notes are redeemable at the option of Genworth Canada, in whole or in part, at any time.

Australia

As of December 31, 2017, Genworth Financial Mortgage Insurance Pty Limited, our majority-owned subsidiary, had outstanding one series of subordinated floating rate notes with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50% and maturity date of 2025.

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

(c) Non-Recourse Funding Obligations

As of December 31, 2017 and 2016, Rivermont Life Insurance Company I (“Rivermont I”), our wholly-owned, special purpose consolidated captive insurance subsidiary, had an outstanding floating rate subordinated note of $310 million, net of $5 million of deferred borrowing charges, due in 2050 with accrual of interest based

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

on one-month LIBOR that resets every 28 days plus a fixed margin. This surplus note has been deposited into a trust that has issued money market securities. Both principal and interest payments on the money market securities are guaranteed by a third-party insurance company. The holders of the money market securities cannot require repayment from us or Rivermont I, the direct issuer of the note. We have provided a limited guarantee to Rivermont I, where under adverse interest rate, mortality or lapse scenarios (or combination thereof), we may be required to provide additional funds to Rivermont I. GLAIC, our wholly-owned subsidiary, has agreed to indemnify Rivermont I and the third-party insurer for certain limited costs related to the issuance of these obligations.

Any payment of principal, including by redemption, or interest on the note may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The holders of the note have no rights to accelerate payment of principal of the note under any circumstances, including without limitation, for non-payment or breach of any covenant. Rivermont I, the direct issuer of the note, reserves the right to repay the note that it has issued at any time, subject to prior regulatory approval.

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

During 2015, River Lake Insurance Company repaid $30 million of its total outstanding floating rate subordinated notes due in 2033. During 2015, River Lake II repaid $31 million of its total outstanding floating rate subordinated notes due in 2035.

The weighted-average interest rates on the non-recourse funding obligations as of December 31, 2017 and 2016 were 3.54% and 2.75%, respectively.

(d) Liquidity

Principal amounts under our long-term borrowings (including senior notes) and non-recourse funding obligations by maturity were as follows as of December 31, 2017:

(Amounts in millions)	Amount
2018	$597
2019	—
2020	616
2021	1,085
2022 and thereafter (1)	2,293

Total	$4,591

(1)	Repayment of $315 million of our non-recourse funding obligations requires regulatory approval.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(e) Repurchase agreements and securities lending activity

Repurchase agreements

We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. As of December 31, 2016, the fair value of securities pledged under the repurchase program was $79 million and the repurchase obligation of $75 million was included in other liabilities in the consolidated balance sheet. In 2017 we repaid $75 million, the entire amount due at maturity related to these repurchase agreements.

Securities lending activity

Under our securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the value of the loaned securities. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of December 31, 2017 and 2016, the fair value of securities loaned under our securities lending program in the United States was $258 million and $517 million, respectively. As of December 31, 2017 and 2016, the fair value of collateral held under our securities lending program in the United States was $268 million and $534 million, respectively, and the offsetting obligation to return collateral of $268 million and $534 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrowers in our securities lending program in the United States as of December 31, 2017 and 2016.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral because it is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. As of December 31, 2017 and 2016, the fair value of securities loaned under our securities lending program in Canada was $382 million and $350 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Contractual maturity

The following tables present the remaining contractual maturity of the agreements as of December 31:

	2017
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$—	$—	$—	$—
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	72	—	—	—	72
Non-U.S. government	50	—	—	—	50
U.S. corporate	85	—	—	—	85
Non-U.S. corporate	56	—	—	—	56

Subtotal, fixed maturity securities	263	—	—	—	263

Equity securities	5	—	—	—	5

Total securities lending	268	—	—	—	268

Total repurchase agreements and securities lending	$268	$—	$—	$—	$268

	2016
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$—	$16	$59	$75
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	224	—	—	—	224
Non-U.S. government	34	—	—	—	34
U.S. corporate	159	—	—	—	159
Non-U.S. corporate	110	—	—	—	110

Subtotal, fixed maturity securities	527	—	—	—	527

Equity securities	7	—	—	—	7

Total securities lending	534	—	—	—	534

Total repurchase agreements and securities lending	$534	$—	$16	$59	$609

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(13) Income Taxes

Income (loss) from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Domestic	$397	$(283)	$(468)
Foreign	332	603	453

Income (loss) from continuing operations before income taxes	$729	$320	$(15)

The total provision (benefit) for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Current federal income taxes	$(32)	$55	$1
Deferred federal income taxes	(274)	115	(199)

Total federal income taxes	(306)	170	(198)

Current state income taxes	1	1	—
Deferred state income taxes	6	2	4

Total state income taxes	7	3	4

Current foreign income taxes	192	183	186
Deferred foreign income taxes	(100)	2	(1)

Total foreign income taxes	92	185	185

Total provision (benefit) for income taxes	$(207)	$358	$(9)

Our current income tax payable was $28 million and $36 million as of December 31, 2017 and 2016, respectively.

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

(Amounts in millions)	2017		2016		2015
Pre-tax income (loss)	$729		$320		$(15)

Statutory U.S. federal income tax rate	$255	35.0%	$112	35.0%	$(5)	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	5	0.7	3	1.0	2	(18.0)
Tax favored investments	(3)	(0.4)	(4)	(1.3)	(14)	93.3
Effect of foreign operations	—	—	(5)	(1.6)	(20)	129.2
Net impact of repatriating foreign earnings	—	—	9	2.8	—	—
Non-deductible expenses	2	0.3	1	0.3	(3)	22.0
Stock-based compensation	3	0.4	5	1.6	5	(31.7)
Loss on sale of business	—	—	(1)	(0.3)	—	—
Other, net	7	0.9	5	1.6	1	(6.8)
Valuation allowance	(258)	(35.4)	233	72.8	25	(165.0)
TCJA, impact from change in tax rate	(154)	(21.1)	—	—	—	—
TCJA, impact on foreign operations	(64)	(8.8)	—	—	—	—

Effective rate	$(207)	(28.4)%	$358	111.9%	$(9)	58.0%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

For the year ended December 31, 2017, the decrease in the effective tax rate was primarily related to changes in U.S. tax legislation under the TCJA. We released $258 million of our valuation allowance principally from the TCJA and improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses. In addition, under the TCJA, corporate tax rates decreased which reduced the tax rate applied to the overall U.S. jurisdiction deferred tax asset. The decrease from the TCJA related to foreign operations was principally driven by the release of shareholder liability taxes, partially offset by higher taxes associated with the transition tax.

For the year ended December 31, 2016, the increase in the effective tax rate was primarily related to a $258 million valuation allowance recorded on deferred tax assets related to foreign tax credits that we did not expect to realize. The effective tax rate for the year ended December 31, 2016 was also impacted by the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe due to taxable gains supporting the recognition of these deferred tax assets in 2016.

The components of the net deferred income tax liability were as follows as of December 31:

(Amounts in millions)	2017	2016
Assets:
Foreign tax credit carryforwards	$603	$690
Net operating loss carryforwards	499	906
State income taxes	347	329
Accrued commission and general expenses	127	208
Investments	27	—
Insurance reserves	146	—
Other	34	58

Gross deferred income tax assets	1,783	2,191
Valuation allowance	(363)	(601)

Total deferred income tax assets	1,420	1,590

Liabilities:
Investments	—	2
Net unrealized gains on investment securities	325	644
Net unrealized gains on derivatives	28	18
Insurance reserves transition adjustment	134	—
Insurance reserves	—	58
DAC	396	748
PVFP and other intangibles	38	55
Investment in foreign subsidiaries	—	48
Other	22	70

Total deferred income tax liabilities	943	1,643

Net deferred income tax asset (liability)	$477	$(53)

The above valuation allowances of $363 million and $601 million as of December 31, 2017 and 2016, respectively, related to state deferred tax assets, foreign net operating losses and a specific federal separate tax return net operating loss deferred tax asset. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance net operating loss (“NOL”) carryforwards. As of

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

December 31, 2016, the valuation allowance also included the impact of foreign tax credits that we did not expect to realize. The decrease in the valuation allowance in 2017 was primarily related to judgments regarding the future realization of certain foreign tax credits, for which a valuation allowance was established in 2016. In light of our latest financial projections, which include the impact of changes in U.S. tax law under the TCJA, we believe that it is more likely than not that the benefits of these foreign tax credits will be realized and have released this portion of the valuation allowance.

The increase in the 2016 valuation allowance related primarily to judgments regarding the future realization of certain deferred tax assets. In light of our 2016 financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we did not expect to realize in 2016. We also recorded a reversal of a deferred tax valuation allowance, established in 2015, related to our mortgage insurance business in Europe.

Based on our analysis, we believe it is more likely than not that the results of future operations and reversal of taxable temporary differences will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

U.S. federal NOL carryforwards amounted to $2.3 billion as of December 31, 2017, and, if unused, will expire beginning in 2021. Foreign tax credit carryforwards amounted to $603 million as of December 31, 2017, and, if unused will begin to expire in 2022.

Although we had net income available to Genworth Financial, Inc.’s common stockholders of $817 million in 2017, we are currently in a three-year cumulative pre-tax loss position in our U.S. jurisdiction as of December 31, 2017. A cumulative loss position is considered significant negative evidence in assessing the realizability of our deferred tax assets. Our ability to realize our deferred tax assets of $477 million, which includes deferred tax assets of $1.1 billion related to NOL carryforwards and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in future years. Management has concluded that there is sufficient positive evidence to overcome this negative evidence for the NOL carryforwards and the foreign tax credit carryforwards. This positive evidence includes the fact that: (i) our three-year cumulative pre-tax loss position includes significant charges that are not expected to recur in the future, including a loss on the sale of our lifestyle protection insurance business in 2015 and a loss recorded in 2015 related to the sale of our mortgage insurance business in Europe; (ii) our profitable U.S. operating forecasts which include in-force premium rate actions already obtained in our long-term care insurance business, favorable development in interest rates, improvements in business performance; driven mostly by our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses, and changes in U.S. tax legislation under the TCJA; which are expected to impact utilization of foreign tax credits, including the changes to policyholder reserves and capitalized policy acquisition expenses; (iii) an anticipated change in the timing of tax deductions for life insurance reserves on GLIC which is expected to generate significant increases to taxable income over the next five years; and (iv) overall domestic losses that we have incurred are now, under the TCJA, allowed to be reclassified as foreign source income to the extent of 100% of domestic source income produced in subsequent years, and such resulting foreign source income is sufficient to cover the foreign tax credits being carried forward. After consideration of all available evidence, we released $258 million of our valuation allowance previously recorded to offset our foreign tax credits and state them at net realizable value. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance that could have a material impact on our consolidated financial statements in future periods.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

As a consequence of our separation from GE and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post IPO periods. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE over the next six years on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $7 million, $10 million and $11 million for the years ended December 31, 2017, 2016 and 2015, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2017 and 2016, we have recorded the estimated present value of our remaining obligation to GE of $119 million and $173 million, respectively, as a liability in our consolidated balance sheets. Both our IPO-related deferred tax assets and our obligation to GE are estimates that are subject to change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2017	2016	2015
Balance as of January 1	$34	$28	$49
Tax positions related to the current period:
Gross additions	2	6	5
Gross reductions	(1)	—	—
Tax positions related to the prior years:
Gross additions	13	—	—
Gross reductions	(6)	—	(26)

Balance as of December 31	$42	$34	$28

The total amount of unrecognized tax benefits was $42 million as of December 31, 2017, which if recognized would affect the effective rate on continuing operations by $30 million. These unrecognized tax benefits included the impact of foreign currency translation from our international operations.

We believe it is reasonably possible that in 2018 due to the potential resolution of certain potential settlements and other administrative and statutory proceedings and limitations, up to approximately $25 million unrecognized tax benefits will be recognized. These tax benefits are mainly related to certain insurance and non-insurance deductions and other tax benefits in the U.S. and also in foreign jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded less than $1 million of benefits, in each respective year, related to interest and penalties for 2017, 2016 and 2015.

Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States and our former Bermuda and Guernsey subsidiaries, which elected to be taxed as U.S. domestic companies, are included in the life/non-life consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. With possible exceptions, we are no longer subject to U.S. federal tax examinations for years through 2012. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. Our Australia mortgage insurance businesses are generally no longer subject to examinations by the Australian Tax Office (“ATO”) for years prior to 2013. In November 2017, the ATO completed a risk review of Genworth Mortgage Insurance Australia Limited for the years 2013-2015. The outcome of their review was a low risk rating for those years.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Our Canada mortgage insurance businesses generally are no longer subject to examination by Canadian Revenue Agency and provincial taxing authorities for years prior to 2013. There are no significant ongoing audits with respect to Canadian or Australian taxing authorities at this time.

Due to the complexities involved in accounting for the recently enacted TCJA, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 118, which requires companies to include in its financial statements a reasonable estimate of the impact of the TCJA on earnings to the extent such reasonable estimate has been determined. For specific effects of the TCJA for which a reasonable estimate cannot be made, SAB 118 provides that no amount should be recorded as a provisional amount in current year earnings and companies should continue to apply the tax law in effect just before the enactment date of the TCJA on December 22, 2017.

Accordingly, we recorded the following reasonable estimates of the tax impact under the TCJA in our 2017 earnings. These amounts are considered to be provisional as we continue to assess available tax methods and elections and refine our computations and estimates.

Deferred tax assets and liabilities

We remeasured certain deferred tax assets and liabilities based on the federal rate at which we expected to reverse in the future, which is generally 21%. However, the Internal Revenue Service has indicated that additional guidance will be forthcoming with respect to several technical areas within the TCJA, which could affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded in 2017 that related to the re-measurement of our deferred tax assets and liabilities was a tax benefit of $154 million.

Foreign tax effects

The one-time transition tax is based on total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. We recorded our best estimate of the provisional amount for the one-time transition tax liability for all of our foreign subsidiaries resulting in an increase in income tax expense of $63 million in 2017. However, we have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based, in part, on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of our post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

Insurance reserve transition adjustment

We have recorded a provisional reclassification in deferred tax assets and liabilities in the amount of $134 million related to the transition adjustment required under the TCJA with respect to life insurance policyholder reserves. Under the TCJA this transition adjustment is to be taken into account ratably over eight taxable years. This provisional amount had no impact on income (loss), however, the reclassification amount may change as we continue to refine our insurance reserve calculations and apply the new reserving rules under the TCJA on a product level basis. Future changes similarly are not expected to have an impact on income from continuing operations.

We have identified the following areas for which a reasonable estimate cannot be made.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Foreign Tax Effects

We have not completed our accounting for the income tax effects of the new Global Intangible Low Taxed Income (“GILTI”) and Base Erosion Anti-Abuse (“BEAT”) taxes. A policy election can be made to either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the TCJA and whether such taxes are recorded as a current period expense when incurred or whether such amounts should be factored into a measurement of our deferred taxes. As a result, we have not included an estimate of the tax expense (benefit) related to these items for the year ended December 31, 2017, nor have we made a policy election with respect to accounting for the GILTI tax.

State tax effects

Certain areas of state income taxes, including treatment of the one-time transition tax, have not been analyzed and accordingly, no estimate of the impact of these provisions on state income taxes has been recorded for the year ended December 31, 2017.

Further regulatory guidance related to the TCJA is expected to be issued in 2018 which may result in changes to our current estimates. Any revisions to the estimated impacts of the TCJA will be recorded quarterly until the computations are complete which is expected no later than the fourth quarter of 2018.

(14) Supplemental Cash Flow Information

Net cash paid for taxes was $151 million, $203 million and $153 million and cash paid for interest was $318 million, $381 million and $424 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(15) Stock-Based Compensation

Prior to May 2012, we granted share-based awards to employees and directors, including stock options, SARs, RSUs and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan”), together with the 2004 Omnibus Incentive Plan, the (“Omnibus Incentive Plans”) was approved by stockholders. Under the 2012 Omnibus Incentive Plan, we are authorized to grant 16 million equity awards, plus a number of additional shares not to exceed 25 million underlying awards outstanding under the prior Plan. From and after May 2012, no further awards have been or will be granted under the 2004 Omnibus Incentive Plan and the 2004 Omnibus Incentive Plan will remain in effect only as long as awards granted thereunder remain outstanding.

We recorded stock-based compensation expense under the Omnibus Incentive Plans of $30 million, $23 million and $17 million, respectively, for the years ended December 31, 2017, 2016 and 2015. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

There were no SARs granted during 2017 and 2016. The following table contains the SAR valuation assumptions input into the Black-Scholes Model and the related weighted-average grant-date fair value information derived from the model for the year ended December 31, 2015:

Awards granted (in thousands)	1,378
Maximum share value at exercise of SARs	$75.00
Fair value per options and SARs	$3.43
Valuation assumptions:
Expected term (years)	6.0
Expected volatility	66.0%
Expected dividend yield	—%
Risk-free interest rate	1.9%

During 2015, we granted SARs with exercise prices ranging from $4.96 to $7.99. These SARs have a feature that places a cap on the amount of gain that can be recognized upon exercise of the SARs. Specifically, if the price of our Class A Common Stock reaches $75.00, any vested portion of the SAR will be automatically exercised. The SAR grant price equaled the closing market prices of our Class A Common Stock on the date of the grant and the awards have an exercise term of 10 years. The SARs granted in 2015 have an average vesting period of three years. Vesting occurs in annual increments commencing on the first anniversary of the grant date. Additionally, during 2017 and 2016, we issued RSUs with average restriction periods of three years, with a fair value of $4.01 and $2.04, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date.

In 2017 and 2016, we granted performance stock units (“PSUs”) with a fair value of $4.01 and $2.81, respectively. The PSUs were granted at market price as of the grant date. PSUs may be earned over a three-year period based upon the achievement of certain performance goals.

The PSUs granted in 2017 have three separate and distinct performance measurement periods, each starting on January 1 going through December 31 for the years ended December 31, 2017, 2018 and 2019. The performance metric is based on a range of consolidated annual adjusted operating income and if achieved for any given performance measurement period, the PSUs vest on March 15 of the subsequent year in approximately one-third increments. The PSUs will be payable following the last performance period but no later than December 2020. If the respective level has not been achieved by December 31 of each year, no payout will occur for that particular performance measurement period and all of the related expenses recorded for that performance measurement period will be reversed.

The performance goals for the PSUs granted in 2016 are based upon four performance metrics, each payable independently. The four performance metrics are: the average annual adjusted operating income, adjusted operating return on equity for our mortgage insurance businesses for the years ended December 31, 2016, 2017 and 2018, expense management in our U.S. Life Insurance segment for the year ended 2018 and cumulative in-force rate actions in our long-term care insurance business for the three-year period ended December 31, 2018. Each performance metric is weighted independently and payable in equal amounts of 25%. The PSUs will be payable in Genworth Class A Common Stock in March 2019 provided we have attained or exceeded threshold levels related to the performance goals. If the respective levels have not been achieved by December 31, 2018, no payout will occur and all the related expenses recorded to date will be reversed.

The performance goals for the PSUs granted in 2015 were based upon the average daily closing price of our Class A Common Stock during the fourth quarter of 2017 and the two point average of our book value per share, excluding accumulated other comprehensive income (loss), during the close of the third and fourth quarters of 2017.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The PSUs would have been payable in Genworth Class A Common Stock in March 2018 provided we had attained or exceeded threshold levels related to the performance goals. Our book value per share is divided into the average daily closing price of our Class A Common Stock to calculate the book value multiplier, which determines the potential number of shares to be paid out. We did not achieve the respective threshold levels for the PSUs granted in 2015 by the December 31, 2017 deadline; therefore, all the related expenses recorded were reversed.

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

No stock options were granted in 2017, 2016 or 2015.

In 2017 and 2016, we granted cash awards with a fair value of $1.00. We have time-based cash awards, which vest over two or three years, with half or a third, respectively, of the payout occurring per year as determined by the vesting period, beginning on the first anniversary of the grant date. We also have performance-based cash awards which vest over three years in one-third increments, beginning on the first anniversary of the grant date, with payout occurring after the third year.

The following table summarizes cash award activity as of December 31, 2017 and 2016:

	Time-based cash awards	Performance-based cash awards
(Awards in millions)	Number of awards	Number of awards
Balance as of January 1, 2016	9	—
Granted	14	4
Vested	(4)	—
Forfeited	(3)	—

Balance as of January 1, 2017	16	4
Granted	13	4
Vested	(9)	—
Forfeited	(2)	—

Balance as of December 31, 2017	18	8

The following table summarizes stock option activity as of December 31, 2017 and 2016:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2016	2,140	$12.34
Granted	—	$—
Exercised	(46)	$2.46
Expired and forfeited	(280)	$17.24

Balance as of January 1, 2017	1,814	$11.83
Granted	—	$—
Exercised	(8)	$2.46
Expired and forfeited	(226)	$15.32

Balance as of December 31, 2017	1,580	$11.38

Exercisable as of December 31, 2017	1,580	$11.38

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table summarizes information about stock options outstanding as of December 31, 2017:

	Outstanding and Exercisable
Exercise price range	Shares in thousands	Average life (1)	Average exercise price
$2.00 - $2.46 (2)	308	1.09	$2.43
$7.80 - $12.75	233	0.63	$8.07
$14.18	956	1.98	$14.18
$14.92 - $22.80	83	0.47	$21.62

	1,580		$11.38

(1)	Average contractual life remaining in years.
(2)	These shares have an aggregate intrinsic value of less than $1 million each for total options outstanding and exercisable.

The following tables summarize the status of our other equity-based awards as of December 31, 2017 and 2016:

	RSUs		PSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2016	3,255	$9.22	710	$10.63	880	$8.18	12,148	$3.56
Granted	1,230	$2.04	2,730	$2.81	284	$2.14	—	$—
Exercised	(818)	$10.13	—	$—	—	$—	—	$—
Terminated	(414)	$9.70	(4)	$15.23	—	$—	(1,308)	$3.72

Balance as of January 1, 2017	3,253	$6.19	3,436	$4.41	1,164	$6.72	10,840	$3.54
Granted	1,414	$4.01	1,414	$4.01	295	$2.67	—	$—
Exercised	(918)	$6.65	—	$—	(200)	$7.25	—	$—
Terminated	(98)	$8.61	(266)	$15.33	—	$—	(539)	$5.21

Balance as of December 31, 2017	3,651	$5.14	4,584	$3.65	1,259	$5.70	10,301	$3.45

As of December 31, 2017 and 2016, total unrecognized stock-based compensation expense related to non-vested awards not yet recognized was $13 million and $19 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately one year.

In 2017 and 2016, there was less than $1 million in cash received from stock options exercised in each year. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $2 million and $1 million as of December 31, 2017 and 2016, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Genworth Canada, our indirect subsidiary and a public company, grants stock options and other equity-based awards to its Canadian employees. The following table summarizes the status of Genworth Canada’s stock option activity and other equity-based awards as of December 31, 2017 and 2016:

	Stock options	RSUs and PSUs	DSUs	Executive deferred stock units (“EDSUs”)
(Shares and awards in thousands)	Shares subject to option	Number of awards	Number of awards	Number of awards
Balance as of January 1, 2016	955	194	54	31
Granted	95	126	12	14
Exercised	(65)	(77)	(2)	—
Terminated	(28)	(8)	—	—

Balance as of January 1, 2017	957	235	64	45
Granted	70	97	10	2
Exercised	(192)	(92)	—	—
Terminated	(10)	(21)	—	—

Balance as of December 31, 2017	825	219	74	47

As of December 31, 2017 and 2016, the DSUs were fully vested and the stock options, RSUs, PSUs and EDSUs were partially vested. The EDSUs were introduced in 2013 as part of a share-based compensation plan intended for executive level employees entitling them to receive an amount equal to the fair value of Genworth Canada stock. For the years ended December 31, 2017, 2016 and 2015, we recorded stock-based compensation expense of $11 million, $8 million and $(3) million, respectively. For the years ended December 31, 2017, 2016 and 2015, we estimated total unrecognized expense of $4 million, $3 million and $2 million, respectively, related to these awards.

In connection with the IPO of Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) in May 2014, our indirect subsidiary, Genworth Australia, granted stock options and other equity-based awards to its Australian employees. The following table summarizes the status of Genworth Australia’s restricted share rights and long-term incentive plan as of December 31, 2017 and 2016:

	Restricted share rights	Long-term Incentive Plan
(Shares in thousands)	Shares subject to option	Shares subject to option
Balance as of January 1, 2016	2,774	526
Granted	280	742
Exercised	(894)	—
Terminated	(884)	(348)

Balance as of January 1, 2017	1,276	920
Granted	382	721
Exercised	(633)	—
Terminated	(157)	(154)

Balance as of December 31, 2017	868	1,487

As of December 31, 2017 and 2016, none of the restricted share rights balances were vested. For the years ended December 31, 2017, 2016 and 2015, we recorded stock-based compensation expense of $1 million, $1 million and $2 million, respectively, and we estimated total unrecognized expense of less than $1 million, $1 million and $4 million, respectively, related to these awards.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(16) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash and cash equivalents, short-term investments, investment securities, separate accounts, securities held as collateral and derivative instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

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

Other invested assets. Primarily represents limited partnerships and bank loan investments. Limited partnerships are accounted for under the cost method and are valued based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the underlying instrument. Cost method limited partnerships typically include significant unobservable inputs as a result of being relatively illiquid with limited market activity for similar instruments and are classified as Level 3. Bank loan investments are accounted for at amortized cost and are valued using third-party broker provided prices (“broker quotes”) for which we consider the valuation methodology utilized by the third party. Accordingly, we classify these investments as Level 3 measurements.

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

Years Ended December 31, 2017, 2016 and 2015

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

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	2017
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,341	$6,573	$—	$—	$6,573
Restricted commercial mortgage loans (2)		(1)	107	116	—	—	116
Other invested assets		(1)	277	299	—	—	299
Liabilities:
Long-term borrowings (3)		(1)	4,224	3,725	—	3,566	159
Non-recourse funding obligations (3)		(1)	310	201	—	—	201
Borrowings related to securitization entities (2)		(1)	40	41	—	41	—
Investment contracts		(1)	14,700	15,123	—	5	15,118
Other firm commitments:
Commitments to fund limited partnerships	317		—	—	—	—	—
Commitments to fund bank loan investments	18		—	—	—	—	—
Ordinary course of business lending commitments	168		—	—	—	—	—

	2016
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,111	$6,247	$—	$—	$6,247
Restricted commercial mortgage loans (2)		(1)	129	141	—	—	141
Other invested assets		(1)	459	473	—	352	121
Liabilities:
Long-term borrowings (3)		(1)	4,180	3,582	—	3,440	142
Non-recourse funding obligations (3)		(1)	310	186	—	—	186
Borrowings related to securitization entities (2)		(1)	62	65	—	65	—
Investment contracts		(1)	16,437	16,993	—	5	16,988
Other firm commitments:
Commitments to fund limited partnerships	201		—	—	—	—	—
Ordinary course of business lending commitments	73		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	See note 12 for additional information related to borrowings.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

In general, we first obtain valuations from pricing services. For certain private fixed maturity securities where we do not obtain valuations from pricing services, we utilize an internal model to determine fair value since transactions for identical securities are not readily observable and these securities are not typically valued by pricing services. If prices are unavailable from public pricing services we obtain broker quotes. For all securities, excluding certain private fixed maturity securities, if neither a pricing service nor broker quotes valuation is available, we determine fair value using internal models.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

A summary of the inputs used for our fixed maturity, short-term investments, equity and trading securities based on the level in which instruments are classified is included below. We have combined certain classes of instruments together as the nature of the inputs is similar.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Level 1 measurements

Equity securities. The primary inputs to the valuation of exchange-traded equity securities include quoted prices for the identical instrument.

Short-term investments. Short-term investments primarily include commercial paper and other highly liquid debt instruments. The fair value of short-term investments classified as Level 1 is based on quoted prices for the identical instrument.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2017:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$5,547	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,877	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$2,217	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$25,414	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$10,665	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$3,980	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$3,416	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,831	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

•

Internal models: A portion of our state and political subdivisions, non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $12 million, $16 million, $1,070 million and $530 million, respectively, as of

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

December 31, 2017. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Short-term investments

The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by third-party pricing services.

Level 3 measurements

Fixed maturity securities

•	Internal models: A portion of our U.S. government, agencies and government-sponsored enterprises, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,335 million as of December 31, 2017.

•	Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $615 million as of December 31, 2017.

Equity securities. The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of December 31, 2017 and 2016, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $63 million and $73 million, respectively.

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

Years Ended December 31, 2017, 2016 and 2015

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

Years Ended December 31, 2017, 2016 and 2015

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index, and time value component associated with the optionality in the derivative, which are considered significant unobservable inputs in most instances. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As equity index volatility increases, our valuation of these options changes favorably.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,548	$—	$5,547	$1
State and political subdivisions	2,926	—	2,889	37
Non-U.S. government	2,233	—	2,233	—
U.S. corporate:
Utilities	4,998	—	4,424	574
Energy	2,458	—	2,311	147
Finance and insurance	6,528	—	5,902	626
Consumer—non-cyclical	4,831	—	4,750	81
Technology and communications	2,845	—	2,772	73
Industrial	1,346	—	1,307	39
Capital goods	2,355	—	2,234	121
Consumer—cyclical	1,605	—	1,343	262
Transportation	1,291	—	1,231	60
Other	379	—	210	169

Total U.S. corporate	28,636	—	26,484	2,152

Non-U.S. corporate:
Utilities	1,017	—	674	343
Energy	1,490	—	1,314	176
Finance and insurance	2,735	—	2,574	161
Consumer—non-cyclical	712	—	588	124
Technology and communications	982	—	953	29
Industrial	1,044	—	928	116
Capital goods	645	—	454	191
Consumer—cyclical	540	—	486	54
Transportation	721	—	551	170
Other	2,725	—	2,673	52

Total non-U.S. corporate	12,611	—	11,195	1,416

Residential mortgage-backed	4,057	—	3,980	77
Commercial mortgage-backed	3,446	—	3,416	30
Other asset-backed	3,068	—	2,831	237

Total fixed maturity securities	62,525	—	58,575	3,950

Equity securities	820	696	80	44

Other invested assets:
Derivative assets:
Interest rate swaps	74	—	74	—
Foreign currency swaps	12	—	12	—
Equity index options	80	—	—	80
Other foreign currency contracts	110	—	110	—

Total derivative assets	276	—	196	80

Securities lending collateral	268	—	268	—
Short-term investments	902	107	795	—

Total other invested assets	1,446	107	1,259	80

Reinsurance recoverable (1)	14	—	—	14
Separate account assets	7,230	7,230	—	—

Total assets	$72,035	$8,033	$59,914	$4,088

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

Years Ended December 31, 2017, 2016 and 2015

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

Years Ended December 31, 2017, 2016 and 2015

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2017	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2017	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$(1)	$—	$—	$1	$—
State and political subdivisions	37	3	(3)	—	—	—	—	—	—	37	3
U.S. corporate:
Utilities	576	—	24	76	—	—	(11)	30	(121)	574	—
Energy	210	—	5	10	(31)	—	(32)	1	(16)	147	(1)
Finance and insurance	786	20	5	79	(31)	—	(206)	8	(35)	626	11
Consumer—non-cyclical	121	—	2	4	—	—	(8)	—	(38)	81	—
Technology and
communications	54	3	7	31	—	—	(1)	—	(21)	73	3
Industrial	48	1	(1)	13	—	—	(8)	—	(14)	39	—
Capital goods	152	1	3	7	—	—	(5)	—	(37)	121	1
Consumer—cyclical	258	—	9	12	—	—	(15)	—	(2)	262	—
Transportation	139	16	(5)	—	—	—	(48)	—	(42)	60	1
Other	143	—	2	—	(5)	—	(8)	37	—	169	—

Total U.S. corporate	2,487	41	51	232	(67)	—	(342)	76	(326)	2,152	15

Non-U.S. corporate:
Utilities	386	—	3	30	—	—	—	—	(76)	343	—
Energy	206	—	5	—	(1)	—	(1)	—	(33)	176	—
Finance and insurance	182	5	10	5	—	—	(32)	—	(9)	161	3
Consumer—non-cyclical	139	—	2	5	—	—	(22)	—	—	124	—
Technology and
communications	67	1	1	—	(21)	—	(19)	—	—	29	—
Industrial	109	—	3	13	—	—	—	14	(23)	116	—
Capital goods	169	—	3	52	—	—	(25)	—	(8)	191	—
Consumer—cyclical	69	—	—	—	—	—	(17)	2	—	54	—
Transportation	181	1	2	6	(10)	—	(10)	11	(11)	170	—
Other	25	(2)	2	15	(2)	—	—	25	(11)	52	—

Total non-U.S. corporate	1,533	5	31	126	(34)	—	(126)	52	(171)	1,416	3

Residential mortgage-backed	43	—	—	35	—	—	(3)	26	(24)	77	—
Commercial mortgage-backed	54	(2)	4	31	(9)	—	—	—	(48)	30	—
Other asset-backed	145	(8)	11	133	(35)	—	(23)	69	(55)	237	—

Total fixed maturity securities	4,301	39	94	557	(145)	—	(495)	223	(624)	3,950	21

Equity securities	47	—	—	1	(1)	—	—	—	(3)	44	—

Other invested assets:
Derivative assets:
Credit default swaps	—	—	—	—	—	—	—	—	—	—	—
Equity index options	72	57	—	72	—	—	(121)	—	—	80	36
Other foreign currency contracts	3	(3)	—	—	—	—	—	—	—	—	(2)

Total derivative assets	75	54	—	72	—	—	(121)	—	—	80	34

Total other invested assets	75	54	—	72	—	—	(121)	—	—	80	34

Restricted other invested assets related to securitization entities (2)	131	—	—	—	(131)	—	—	—	—	—	—
Reinsurance recoverable (3)	16	(4)	—	—	—	2	—	—	—	14	(4)

Total Level 3 assets	$4,570	$89	$94	$630	$(277)	$2	$(616)	$223	$(627)	$4,088	$51

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

	Beginning balance as of January 1, 2016	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2016	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$(1)	$—	$—	2	$—
State and political subdivisions	35	2	—	7	—	—	—	—	(7)	37	2
U.S. corporate:
Utilities	449	1	1	149	(6)	—	(21)	73	(70)	576	—
Energy	253	—	(2)	10	—	—	(11)	7	(47)	210	—
Finance and insurance	715	16	9	69	(14)	—	(63)	72	(18)	786	15
Consumer—non-cyclical	109	—	3	30	(18)	—	(3)	—	—	121	—
Technology and communications	35	3	(3)	30	—	—	—	—	(11)	54	3
Industrial	61	5	2	—	—	—	(32)	12	—	48	—
Capital goods	180	1	(2)	30	(10)	—	—	—	(47)	152	1
Consumer—cyclical	239	4	(1)	68	(5)	—	(44)	19	(22)	258	—
Transportation	106	2	(1)	53	—	—	(26)	5	—	139	2
Other	182	1	(2)	—	—	—	(8)	16	(46)	143	1

Total U.S. corporate	2,329	33	4	439	(53)	—	(208)	204	(261)	2,487	22

Non-U.S. corporate:
Utilities	287	—	(7)	126	(5)	—	(51)	46	(10)	386	—
Energy	252	—	30	8	(27)	—	(31)	—	(26)	206	—
Finance and insurance	191	3	(2)	11	(1)	—	—	—	(20)	182	3
Consumer—non-cyclical	169	2	5	3	(3)	—	(49)	12	—	139	—
Technology and communications	62	—	3	18	(16)	—	—	—	—	67	—
Industrial	84	—	4	17	(21)	—	—	25	—	109	—
Capital goods	213	1	3	—	—	—	(15)	—	(33)	169	1
Consumer—cyclical	71	—	—	—	—	—	(2)	—	—	69	—
Transportation	144	1	—	12	—	—	(15)	39	—	181	—
Other	72	(2)	3	—	(13)	—	(7)	10	(38)	25	(2)

Total non-U.S. corporate	1,545	5	39	195	(86)	—	(170)	132	(127)	1,533	2

Residential mortgage-backed	116	—	1	51	(45)	—	(14)	22	(88)	43	—
Commercial mortgage-backed	10	—	(7)	24	—	—	(4)	37	(6)	54	—
Other asset-backed	1,142	(17)	3	16	(26)	—	(26)	66	(1,013)	145	(16)

Total fixed maturity securities	5,180	23	40	732	(210)	—	(423)	461	(1,502)	4,301	10

Equity securities	38	—	—	13	(4)	—	—	—	—	47	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	(1)	—	—	—	—
Equity index options	30	10	—	76	—	—	(44)	—	—	72	2
Other foreign currency contracts	3	(1)	—	2	—	—	(1)	—	—	3	(1)

Total derivative assets	34	9	—	78	—	—	(46)	—	—	75	1

Total other invested assets	34	9	—	78	—	—	(46)	—	—	75	1

Restricted other invested assets related to securitization entities (2)	232	(55)	—	—	—	—	(46)	—	—	131	9
Reinsurance recoverable (3)	17	(3)	—	—	—	2	—	—	—	16	(3)

Total Level 3 assets	$5,501	$(26)	$40	$823	$(214)	$2	$(515)	$461	$(1,502)	$4,570	$17

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities. Most significantly, the majority of the transfers out of Level 3 related to a reclassification of collateralized loan obligation securities previously valued using a broker priced source to now being valued using third-party pricing services.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

	Beginning balance as of January 1, 2015	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2015	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$(1)	$—	$—	$3	$—
State and political subdivisions	30	3	7	5	—	—	—	—	(10)	35	3
Non-U.S. government	7	—	(1)	—	—	—	(1)	—	(5)	—	—
U.S. corporate:
Utilities	444	—	(14)	67	—	—	(16)	10	(42)	449	—
Energy	285	—	(13)	4	(4)	—	(11)	—	(8)	253	—
Finance and insurance	616	16	(28)	90	—	—	(33)	97	(43)	715	14
Consumer—non-cyclical	140	2	(3)	29	(9)	—	(40)	—	(10)	109	—
Technology and communications	45	3	(2)	—	—	—	—	—	(11)	35	3
Industrial	36	—	(3)	28	—	—	—	—	—	61	—
Capital goods	166	—	(6)	30	(3)	—	(1)	—	(6)	180	—
Consumer—cyclical	363	1	(8)	39	—	—	(52)	11	(115)	239	—
Transportation	153	1	(5)	7	—	—	(31)	—	(19)	106	1
Other	171	1	(2)	—	—	—	(7)	19	—	182	1

Total U.S. corporate	2,419	24	(84)	294	(16)	—	(191)	137	(254)	2,329	19

Non-U.S. corporate:
Utilities	328	—	(4)	18	—	—	(46)	—	(9)	287	—
Energy	324	(1)	(21)	15	(24)	—	(41)	—	—	252	(1)
Finance and insurance	221	5	(6)	21	—	—	(26)	—	(24)	191	3
Consumer—non-cyclical	197	—	(1)	15	—	—	(41)	—	(1)	169	—
Technology and communications	42	—	(4)	24	—	—	—	—	—	62	—
Industrial	131	—	(4)	7	—	—	(18)	1	(33)	84	—
Capital goods	237	—	(7)	—	—	—	(17)	—	—	213	—
Consumer—cyclical	89	—	(2)	—	—	—	—	15	(31)	71	—
Transportation	154	—	(2)	—	—	—	(8)	—	—	144	—
Other	81	—	2	—	—	—	(11)	—	—	72	—

Total non-U.S. corporate	1,804	4	(49)	100	(24)	—	(208)	16	(98)	1,545	2

Residential mortgage-backed	65	—	(1)	58	—	—	(10)	76	(72)	116	—
Commercial mortgage-backed	5	—	(1)	9	—	—	(2)	13	(14)	10	—
Other asset-backed	1,420	2	2	152	(190)	—	(267)	164	(141)	1,142	—

Total fixed maturity securities	5,754	33	(127)	618	(230)	—	(680)	406	(594)	5,180	24

Equity securities	34	—	—	1	(6)	—	—	9	—	38	—

Other invested assets:
Derivative assets:
Credit default swaps	3	1	—	—	—	—	(3)	—	—	1	1
Equity index options	17	(25)	—	38	—	—	—	—	—	30	(3)
Other foreign currency contracts	—	(2)	—	5	—	—	—	—	—	3	(1)

Total derivative assets	20	(26)	—	43	—	—	(3)	—	—	34	(3)

Total other invested assets	20	(26)	—	43	—	—	(3)	—	—	34	(3)

Restricted other invested assets related to securitization entities (2)	230	2	—	—	—	—	—	—	—	232	2
Reinsurance recoverable (3)	13	1	—	—	—	3	—	—	—	17	1

Total Level 3 assets	$6,051	$10	$(127)	$662	$(236)	$3	$(683)	$415	$(594)	$5,501	$24

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$26	$44	$42
Net investment gains (losses)	63	(70)	(32)

Total	$89	$(26)	$10

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$22	$30	$33
Net investment gains (losses)	29	(13)	(9)

Total	$51	$17	$24

The amount presented for unrealized gains (losses) included in net income (loss) for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2017:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$554	Credit spreads	63bps - 364bps	119bps
Energy	Internal models	95	Credit spreads	70bps - 182bps	131bps
Finance and insurance	Internal models	587	Credit spreads	63bps - 349bps	155bps
Consumer—non-cyclical	Internal models	81	Credit spreads	75bps - 135bps	110bps
Technology and communications	Internal models	73	Credit spreads	53bps - 301bps	250bps
Industrial	Internal models	12	Credit spreads	182bps	Not applicable
Capital goods	Internal models	120	Credit spreads	83bps - 223bps	126bps
Consumer—cyclical	Internal models	236	Credit spreads	59bps - 186bps	116bps
Transportation	Internal models	54	Credit spreads	52bps - 112bps	78bps
Other	Internal models	159	Credit spreads	56bps - 99bps	65bps

Total U.S. corporate	Internal models	$1,971	Credit spreads	52bps - 364bps	130bps

Non-U.S. corporate:
Utilities	Internal models	$343	Credit spreads	65bps - 138bps	103bps
Energy	Internal models	146	Credit spreads	83bps - 135bps	100bps
Finance and insurance	Internal models	152	Credit spreads	59bps - 175bps	96bps
Consumer—non-cyclical	Internal models	113	Credit spreads	52bps - 182bps	104bps
Technology and communications	Internal models	29	Credit spreads	112bps - 213bps	158bps
Industrial	Internal models	116	Credit spreads	94bps - 172bps	125bps
Capital goods	Internal models	162	Credit spreads	75bps - 223bps	128bps
Consumer—cyclical	Internal models	53	Credit spreads	63bps - 160bps	91bps
Transportation	Internal models	150	Credit spreads	69bps - 182bps	104bps
Other	Internal models	52	Credit spreads	95bps - 225bps	149bps

Total non-U.S. corporate	Internal models	$1,316	Credit spreads	52bps - 225bps	110bps

Derivative assets:
Equity index options	Discounted cash flows	$80	Equity index volatility	6% - 30%	15%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$—	$—	$250
Fixed index annuity embedded derivatives	419	—	—	419
Indexed universal life embedded derivatives	14	—	—	14

Total policyholder account balances	683	—	—	683

Derivative liabilities:
Interest rate swaps	25	—	25	—
Equity return swaps	2	—	2	—
Other foreign currency contracts	20	—	20	—

Total derivative liabilities	47	—	47	—

Total liabilities	$730	$—	$47	$683

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$—	$—	$303
Fixed index annuity embedded derivatives	344	—	—	344
Indexed universal life embedded derivatives	11	—	—	11

Total policyholder account balances	658	—	—	658

Derivative liabilities:
Interest rate swaps	349	—	349	—
Foreign currency swaps	5	—	5	—
Credit default swaps related to securitization entities(2)	1	—	1	—
Equity return swaps	1	—	1	—
Other foreign currency contracts	27	—	27	—

Total derivative liabilities	383	—	383	—

Borrowings related to securitization entities (2)	12	—	—	12

Total liabilities	$1,053	$—	$383	$670

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2017	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2017	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$(82)	$—	$—	$—	$29	$—	$—	$—	$250	$(80)
Fixed index annuity embedded derivatives	344	84	—	—	—	—	(9)	—	—	419	84
Indexed universal life embedded derivatives	11	(8)	—	—	—	11	—	—	—	14	(8)

Total policyholder account balances	658	(6)	—	—	—	40	(9)	—	—	683	(4)

Borrowings related to securitization entities (2)	12	—	—	—	—	—	(12)	—	—	—	—

Total Level 3 liabilities	$670	$(6)	$—	$—	$—	$40	$(21)	$—	$—	$683	$(4)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

	Beginning balance as of January 1, 2016	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2016	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$(79)	$—	$—	$—	$30	$—	$—	$—	$303	$(73)
Fixed index annuity embedded derivatives	342	22	—	—	—	10	(30)	—	—	344	22
Indexed universal life embedded derivatives	10	(10)	—	—	—	11	—	—	—	11	(10)

Total policyholder account balances	704	(67)	—	—	—	51	(30)	—	—	658	(61)

Derivative liabilities:
Credit default swaps related to securitization entities (2)	14	(13)	—	—	—	2	—	—	(3)	—	—

Total derivative liabilities	14	(13)	—	—	—	2	—	—	(3)	—	—

Borrowings related to securitization entities (2)	81	(63)	—	—	—	—	(6)	—	—	12	1

Total Level 3 liabilities	$799	$(143)	$—	$—	$—	$53	$(36)	$—	$(3)	$670	$(60)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

	Beginning balance as of January 1, 2015	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2015	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$291	$26	$—	$—	$—	$35	$—	$—	$—	$352	$30
Fixed index annuity embedded derivatives	276	7	—	—	—	65	(6)	—	—	342	7
Indexed universal life embedded derivatives	7	(6)	—	—	—	9	—	—	—	10	(6)

Total policyholder account balances	574	27	—	—	—	109	(6)	—	—	704	31

Derivative liabilities:
Credit default swaps related to securitization entities (2)	17	(7)	—	4	—	—	—	—	—	14	21

Total derivative liabilities	17	(7)	—	4	—	—	—	—	—	14	21

Borrowings related to securitization entities (2)	85	(4)	—	—	—	—	—	—	—	81	(4)

Total Level 3 liabilities	$676	$16	$—	$4	$—	$109	$(6)	$—	$—	$799	$48

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—
Net investment (gains) losses	(6)	(79)	16
Other income	—	(64)	—

Total	$(6)	$(143)	$16

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	(4)	(60)	48

Total	$(4)	$(60)	$48

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2017:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average
Policyholder account balances:
			Withdrawal
			utilization rate	40% - 84%	65%
			Lapse rate	— % - 8%	4%
			Non-performance risk
			(credit spreads)	19bps - 83bps	65bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$250	Equity index volatility	13% - 24%	20%

Fixed index annuity embedded derivatives	Option budget method	$419	Expected future interest credited	— % - 2%	1%

Indexed universal life embedded derivatives	Option budget method	$14	Expected future interest credited	3% - 8%	5%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

As of December 31, 2017 and 2016, we had $107 million and $129 million of total securitized assets required to be consolidated, respectively. We do not have any additional exposure or guarantees associated with these securitization entities.

There has been no new asset securitization activity in 2017 or 2016.

(b) Securitization and Variable Interest Entities Required To Be Consolidated

For VIEs related to asset securitization transactions, as of December 31, 2017, we consolidate a securitization entity as a result of our involvement in the entity’s design or having certain decision making ability regarding the assets held by the securitization entity. This securitization entity was designed to have significant limitations on the types of assets owned and the types and extent of permitted activities and decision making rights. The securitization entity that is consolidated comprised an entity backed by commercial mortgage loans. Our primary economic interest in this securitization entity represents the excess interest of the commercial mortgage loans and the subordinated notes of the securitization entity.

For VIEs related to certain investments, we previously consolidated three securitization entities as a result of having certain decision making rights related to instruments held by the entities. Upon consolidation, we elected the fair value option for the assets and liabilities for the securitization entity. During 2017, these three securitization entities were dissolved and the investments were repositioned, mostly into short-term investments in connection with the maturity of the associated liabilities.

We previously consolidated a securitization entity backed by residual interests in certain policy loan securitization entities. Our primary economic interest in the policy loan securitization entity represented the excess interest received from the residual interest in certain policy loan securitization entities and the floating rate obligation issued by the securitization entity, where our economic interest was not expected to be material in any future years. Upon consolidation, we elected the fair value option for the assets and liabilities for the securitization entity. In June 2016, we amended and exercised a clean-up call on this securitization entity writing off our residual interest and settling the outstanding debt of $70 million. As a result of this transaction, we recorded $64 million of realized investment losses related to the write-off of our residual interest in those entities and a $64 million gain related to the early extinguishment of debt which was included in other income. There was no impact to net loss. In addition, the policy loan securitization entities in which we previously held a residual interest were not required to be consolidated in our balance sheets.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table shows the assets and liabilities that were recorded for the consolidated securitization entities as of December 31:

(Amounts in millions)	2017	2016
Assets
Investments:
Restricted commercial mortgage loans	$107	$129
Restricted other invested assets:
Trading securities	—	312

Total restricted other invested assets	—	312

Total investments	107	441
Cash and cash equivalents	1	1
Accrued investment income	—	1
Other assets	—	1

Total assets	$108	$444

Liabilities
Other liabilities:
Derivative liabilities	$—	$1

Total other liabilities	—	1
Borrowings related to securitization entities	40	74

Total liabilities	$40	$75

The assets and other instruments held by the securitization entity are restricted and can only be used to fulfill the obligations of the securitization entity. Additionally, the obligations of the securitization entity do not have any recourse to the general credit of any other consolidated subsidiaries.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Revenues:
Net investment income:
Restricted commercial mortgage loans	$9	$10	$14
Restricted other invested assets	1	3	5

Total net investment income	10	13	19

Net investment gains (losses):
Derivatives	7	8	3
Trading securities	—	(57)	(2)
Borrowings related to securitization entities recorded at fair value	—	(1)	4

Total net investment gains (losses)	7	(50)	5

Other income	—	64	—

Total revenues	17	27	24

Expenses:
Interest expense	6	7	9

Total expenses	6	7	9

Income before income taxes	11	20	15
Provision (benefit) for income taxes	(6)	7	5

Net income	$17	$13	$10

(c) Borrowings Related To Consolidated Securitization Entities

Borrowings related to securitization entities were as follows as of December 31:

	2017		2016
(Amounts in millions)	Principal amount	Carrying value	Principal amount	Carrying value
GFCM LLC, due 2035, 5.7426%	$40	$40	$62	$62
Marvel Finance 2007-4 LLC, due 2017 (1), (2)	—	—	12	12

Total	$40	$40	$74	$74

(1)	Accrual of interest based on three-month LIBOR that resets every three months plus a fixed margin.
(2)	Carrying value represents fair value as a result of electing fair value option for these liabilities.

These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(18) Insurance Subsidiary Financial Information and Regulatory Matters

Dividends

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders or contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2017, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $500 million to us in 2018 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $500 million is unrestricted, our insurance subsidiaries may not pay dividends to us in 2018 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of December 31, 2017, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $13.1 billion and $12.4 billion, respectively. There are no regulatory restrictions on the ability of Genworth Financial to pay dividends. Our Board of Directors has suspended the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

Our domestic insurance subsidiaries paid dividends to our principal life insurance subsidiaries of $36 million (none of which were deemed “extraordinary”), $80 million (none of which were deemed “extraordinary”) and $41 million (none of which were deemed “extraordinary”) during 2017, 2016 and 2015, respectively. Our international insurance subsidiaries paid dividends of $301 million, $457 million and $640 million during 2017, 2016 and 2015, respectively.

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

Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by individual state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”), River Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”), River Lake Insurance Company IX (“River Lake IX”), River Lake Insurance Company X (“River Lake X”), together with River Lake VI, River Lake VII, River Lake VIII, River Lake IX and River Lake X, the “SPFCs”) and GLICNY. The permitted practices of the SPFCs were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators and without those permitted practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted practices will remain in effect for so long as we maintain the SPFCs. The permitted practices were as follows:

•	River Lake IX and River Lake X were granted a permitted accounting practice from the State of Vermont to carry their excess of loss reinsurance agreements with The Canada Life Assurance Company and Hannover Life Reassurance Company Of America, respectively, as an admitted asset.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

•	River Lake VII and River Lake VIII were granted a permitted accounting practice from the State of Vermont to carry their reserves on a basis similar to U.S. GAAP.

•	River Lake VI was granted a permitted accounting practice from the State of Delaware to carry its excess of loss reinsurance agreement with The Canada Life Assurance Company as an admitted asset.

In 2016, GLICNY received a permitted practice from New York to exempt certain of its investments from a NAIC structured security valuation and ratings process.

The impact of these permitted practices on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was zero and $7 million as of December 31, 2017 and 2016, respectively. If permitted practices had not been used, no regulatory event would have been triggered.

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

The tables below include the combined statutory net income (loss) and statutory capital and surplus for our U.S. domiciled insurance subsidiaries for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2017	2016	2015
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries (1)	$(272)	$(365)	$(583)
Mortgage insurance subsidiaries	512	448	287

Combined statutory net income (loss), excluding captive reinsurance subsidiaries	240	83	(296)
Captive life insurance subsidiaries	(36)	(403)	(276)

Combined statutory net income (loss)	$204	$(320)	$(572)

(1)	The combined statutory net loss for the year ended December 31, 2015 was re-presented as if the merger of BLAIC with and into GLIC discussed above occurred on January 1, 2015 in accordance with the statutory merger method.

	As of December 31,
(Amounts in millions)	2017	2016
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$2,776	$3,100
Mortgage insurance subsidiaries	2,772	2,201

Combined statutory capital and surplus	$5,548	$5,301

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties or secured by excess of loss reinsurance treaties with third parties. Accordingly, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income (loss) are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $245 million and $274 million as of December 31, 2017 and 2016, respectively. Capital and surplus of our captive life reinsurance subsidiaries included surplus notes (non-recourse funding obligations) of Rivermont I as of December 31, 2017 and 2016, as further described in note 12.

The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2017 and 2016, each of our life insurance subsidiaries exceeded the minimum required RBC levels. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 286% and 329% as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, we established $284 million and $76 million, respectively, of additional statutory reserves resulting from updates to our universal and term universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries. In addition, our Virginia licensed life insurance subsidiary currently expects to record approximately $95 million of additional statutory reserves in 2018.

GLICNY, our New York insurance subsidiary, did not record any additional statutory reserves in the fourth quarter of 2016 as a result of its year end 2016 asset adequacy analysis. However, in the second quarter of 2017, the New York State Department of Financial Services (“NYDFS”) required GLICNY to record an additional $58 million of statutory reserves related to the 2016 asset adequacy analysis. As of December 31, 2016, GLICNY had expected to record approximately $110 million of additional statutory reserves over the following two years due to year end 2016 asset adequacy analysis results. However, as a result of its year end 2017 assets adequacy analysis, GLICNY recorded an additional $188 million of statutory reserves in the fourth quarter of 2017. While current actuarial assumptions may change in response to future experience, GLICNY currently expects to record approximately $302 million of additional statutory reserves over the next two years. Among the current actuarial assumptions that may change is the amount of additional cash flow that may be recognized for asset adequacy analysis purposes attributable to certain pending rate increase requests filed with the NYDFS for its long-term care insurance business. The NYDFS currently does not allow rate increases for long-term care insurance business to be used in asset adequacy analysis until such increases have been approved and implemented.

For regulatory purposes, our U.S. mortgage insurers are required to establish a special statutory contingency reserve. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums, as defined by state insurance laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years. However, approval by the North Carolina Department of Insurance (“NCDOI”) is required for contingency reserve releases when loss ratios exceed 35%. The statutory contingency reserve for our U.S. mortgage insurers was approximately $1,206 million and $845 million, respectively, as of December 31, 2017 and 2016 and was included in the table above containing combined statutory capital and surplus balances.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2017, Genworth Mortgage Insurance Corporation’s (“GMICO”) risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 12.9:1, compared with a risk-to-capital ratio of approximately 14.5:1 as of December 31, 2016.

Effective December 31, 2015, each government-sponsored enterprise (“GSE”) adopted revised private mortgage insurer eligibility requirements (“PMIERs”), which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. We have met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2017 and 2016, we estimate our U.S. mortgage insurance business had available assets of approximately 121% and 115%, respectively, of the required assets under PMIERs. As of December 31, 2017 and 2016, the PMIERs sufficiency ratios were in excess of approximately $550 million, and $350 million, respectively, of available assets above the PMIERs requirements. The reinsurance transactions covering our 2014 through 2017 book years provided an aggregate of approximately $525 million of PMIERs capital credit as of December 31, 2017.

International insurance subsidiaries—statutory financial information

Our international insurance subsidiaries also prepare financial statements in accordance with local regulatory requirements. Our international insurance subsidiaries previously included the results of BLAIC, our primary Bermuda domiciled captive reinsurance subsidiary. As discussed above, on October 1, 2016, BLAIC merged with and into GLIC, our Delaware domiciled life insurance company, with GLIC being the surviving company. As of December 31, 2017 and 2016, combined local statutory capital and surplus included in continuing operations for our international insurance subsidiaries, excluding our European mortgage insurance business, was $5,034 million and $4,457 million, respectively. Combined local statutory net income (loss) included in continuing operations for our international insurance subsidiaries, excluding our lifestyle protection insurance business, was $548 million, $536 million and $511 million for the years ended December 31, 2017, 2016 and 2015, respectively. The regulatory authorities in these international jurisdictions generally establish supervisory solvency requirements. Our international insurance subsidiaries, excluding our European mortgage insurance business, had combined surplus levels included in continuing operations that exceeded local solvency requirements by $988 million and $576 million as of December 31, 2017 and 2016, respectively.

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

Years Ended December 31, 2017, 2016 and 2015

insurance subsidiaries are also members of regional FHLBs and the FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations. See note 9 for additional information related to these pledged assets with the FHLBs.

Guarantees of obligations

In addition to the guarantees discussed in notes 17 and 21, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees, other than the Rivermont I guarantee, were $6 million and $9 million as of December 31, 2017 and 2016, respectively. We provide a limited guarantee to Rivermont I, an indirect subsidiary, which is accounted for as a derivative carried at fair value and is eliminated in consolidation. As of December 31, 2017, the fair value of this derivative was $4 million and as of December 31, 2016, the fair value of this derivative was less than $1 million.

Genworth Holdings provides capital support of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to fund claims to support its mortgage insurance business in Mexico. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.

Genworth Holdings also provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee is now limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2017, the risk in-force of the business subject to the guarantee was approximately $1.7 billion.

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

Years Ended December 31, 2017, 2016 and 2015

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

In 2017, we recorded a pre-tax expense of $2 million related to restructuring costs as the company continues to evaluate and appropriately size its organizational needs and expenses.

In 2016, we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million and we also completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $9 million. We had early extinguishment of debt consisting of a $64 million pre-tax gain from the settlement of restricted borrowings related to a securitization entity, a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 notes and we repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million. We completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations. We recorded a pre-tax expense of $22 million related to restructuring costs as part of an expense reduction plan as the company evaluated and appropriately sized its organizational needs and expenses.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

In 2015, we recognized a pre-tax loss of $140 million for the planned sale of our mortgage insurance business in Europe. We had early extinguishment of debt consisting of a $1 million pre-tax loss, net of the portion attributable to noncontrolling interests, related to the early redemption of Genworth Financial Mortgage Insurance Pty Limited’s notes that were scheduled to mature in 2021 and we also repurchased approximately $50 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax loss of $1 million. We recorded a pre-tax DAC impairment of $455 million on certain term life insurance policies in connection with entering into an agreement to complete a life block transaction. We recorded a pre-tax expense of $8 million related to restructuring costs as part of an expense reduction plan as the company evaluated and appropriately sized its organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented other than the following item. In 2016, we incurred fees related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees.

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

2017	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$695	$519	$(140)	$2,922	$—	$8	$4,004
Net investment income	73	132	75	2,755	160	5	3,200
Net investment gains (losses)	—	128	25	134	16	(38)	265
Policy fees and other income	4	1	—	660	163	(2)	826

Total revenues	772	780	(40)	6,471	339	(27)	8,295

Benefits and other changes in policy reserves	107	54	109	4,880	26	3	5,179
Interest credited	—	—	—	506	140	—	646
Acquisition and operating expenses, net of deferrals	165	80	67	572	61	77	1,022
Amortization of deferred acquisition costs and intangibles	14	43	24	328	24	2	435
Interest expense	—	18	9	13	2	242	284

Total benefits and expenses	286	195	209	6,299	253	324	7,566

Income (loss) from continuing operations before income taxes	486	585	(249)	172	86	(351)	729
Provision (benefit) for income taxes	175	191	(90)	60	25	(568)	(207)

Income (loss) from continuing operations	311	394	(159)	112	61	217	936
Loss from discontinued operations, net of taxes	—	—	—	—	—	(9)	(9)

Net income (loss)	311	394	(159)	112	61	208	927
Less: net income (loss) attributable to noncontrolling interests	—	190	(80)	—	—	—	110

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$311	$204	$(79)	$112	$61	$208	$817

Total assets	$3,273	$5,534	$2,973	$81,295	$10,907	$1,315	$105,297

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

2016	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$660	$481	$337	$2,670	$—	$12	$4,160
Net investment income	63	126	94	2,726	147	3	3,159
Net investment gains (losses)	(1)	37	9	128	(14)	(87)	72
Policy fees and other income	4	1	—	726	169	78	978

Total revenues	726	645	440	6,250	302	6	8,369

Benefits and other changes in policy reserves	160	104	113	4,822	42	4	5,245
Interest credited	—	—	—	565	131	—	696
Acquisition and operating expenses, net of deferrals	167	77	96	648	68	217	1,273
Amortization of deferred acquisition costs and intangibles	12	39	14	403	29	1	498
Interest expense	—	18	10	38	1	270	337

Total benefits and expenses	339	238	233	6,476	271	492	8,049

Income (loss) from continuing operations before income taxes	387	407	207	(226)	31	(486)	320
Provision (benefit) for income taxes	138	113	67	(80)	6	114	358

Income (loss) from continuing operations	249	294	140	(146)	25	(600)	(38)
Loss from discontinued operations, net of taxes	—	—	—	—	—	(29)	(29)

Net income (loss)	249	294	140	(146)	25	(629)	(67)
Less: net income attributable to noncontrolling interests	—	135	75	—	—	—	210

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$249	$159	$65	$(146)	$25	$(629)	$(277)

Total assets	$2,674	$4,884	$2,619	$81,933	$11,352	$1,196	$104,658

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

2015	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$602	$466	$357	$3,128	$1	$25	$4,579
Net investment income	58	130	114	2,701	138	(3)	3,138
Net investment gains (losses)	1	(32)	6	(10)	(69)	29	(75)
Policy fees and other income	4	—	(3)	726	189	(10)	906

Total revenues	665	564	474	6,545	259	41	8,548

Benefits and other changes in policy reserves	222	96	81	4,692	44	14	5,149
Interest credited	—	—	—	596	124	—	720
Acquisition and operating expenses, net of deferrals	155	66	98	684	76	230	1,309
Amortization of deferred acquisition costs and intangibles	10	36	18	872	29	1	966
Interest expense	—	18	10	92	1	298	419

Total benefits and expenses	387	216	207	6,936	274	543	8,563

Income (loss) from continuing operations before income taxes	278	348	267	(391)	(15)	(502)	(15)
Provision (benefit) for income taxes	99	90	80	(138)	(10)	(130)	(9)

Income (loss) from continuing operations	179	258	187	(253)	(5)	(372)	(6)
Loss from discontinued operations, net of taxes	—	—	—	—	—	(407)	(407)

Net income (loss)	179	258	187	(253)	(5)	(779)	(413)
Less: net income attributable to noncontrolling interests	—	118	84	—	—	—	202

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$179	$140	$103	$(253)	$(5)	$(779)	$(615)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(b) Revenues of Major Product Groups

The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Revenues:
U.S. Mortgage Insurance segment	$772	$726	$665

Canada Mortgage Insurance segment	780	645	564

Australia Mortgage Insurance segment	(40)	440	474

U.S. Life Insurance segment:
Long-term care insurance	4,062	4,037	3,752
Life insurance	1,591	1,381	1,902
Fixed annuities	818	832	891

U.S. Life Insurance segment	6,471	6,250	6,545

Runoff segment	339	302	259

Corporate and Other activities	(27)	6	41

Total revenues	$8,295	$8,369	$8,548

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(c) Reconciliations

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

(Amounts in millions)	2017	2016	2015
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$817	$(277)	$(615)
Add: net income attributable to noncontrolling interests	110	210	202

Net income (loss)	927	(67)	(413)
Loss from discontinued operations, net of taxes	(9)	(29)	(407)

Income (loss) from continuing operations	936	(38)	(6)
Less: income from continuing operations attributable to noncontrolling interests	110	210	202

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	826	(248)	(208)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(202)	(66)	30
(Gains) losses from sale of businesses	—	(3)	140
(Gains) losses on early extinguishment of debt, net (2)	—	(48)	2
Losses from life block transactions	—	9	455
Expenses related to restructuring	2	22	8
Fees associated with bond consent solicitation	—	18	—
Taxes on adjustments	70	—	(172)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$696	$(316)	$255

(1)	For the years ended December 31, 2017, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million, $(14) million and $(35) million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $66 million, $20 million and $(10) million, respectively.
(2)	For the year ended December 31, 2015, (gains) losses on the early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $1 million.

(Amounts in millions)	2017	2016	2015
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$311	$250	$179

Canada Mortgage Insurance segment	157	146	152

Australia Mortgage Insurance segment	(88)	62	102

U.S. Life Insurance segment:
Long-term care insurance	59	(200)	29
Life insurance	(79)	(83)	(80)
Fixed annuities	42	68	94

U.S. Life Insurance segment	22	(215)	43

Runoff segment	51	28	27
Corporate and Other activities	243	(587)	(248)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$696	$(316)	$255

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(d) Geographic Segment Information

We conduct our operations in the following geographic regions: (1) United States (2) Canada (3) Australia and (4) Other Countries.

The following is a summary of geographic region activity as of or for the years ended December 31:

2017
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total International	Total
Total revenues	$7,546	$780	$(40)	$9	$749	$8,295

Income (loss) from continuing operations	$704	$394	$(159)	$(3)	$232	$936

Net income (loss)	$695	$394	$(159)	$(3)	$232	$927

Total assets	$96,740	$5,534	$2,973	$50	$8,557	$105,297

2016
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total International	Total
Total revenues	$7,270	$645	$440	$14	$1,099	$8,369

Income (loss) from continuing operations	$(447)	$294	$140	$(25)	$409	$(38)

Net income (loss)	$(494)	$294	$140	$(7)	$427	$(67)

Total assets	$97,107	$4,884	$2,619	$48	$7,551	$104,658

2015
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total International	Total
Total revenues	$7,483	$564	$474	$27	$1,065	$8,548

Income (loss) from continuing operations	$(430)	$258	$187	$(21)	$424	$(6)

Net income (loss)	$(430)	$258	$187	$(428)	$17	$(413)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(20) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2017 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues (1)	$2,171	$2,223	$2,215	$1,686

Total benefits and expenses (2)	$1,839	$1,822	$1,929	$1,976

Income from continuing operations (3)	$216	$271	$184	$265

Loss from discontinued operations, net of taxes	$—	$—	$(9)	$—

Net income (3)	$216	$271	$175	$265

Net income (loss) attributable to noncontrolling interests (4)	$61	$69	$68	$(88)

Net income available to Genworth Financial, Inc.’s common stockholders (3)	$155	$202	$107	$353

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.31	$0.40	$0.23	$0.71

Diluted	$0.31	$0.40	$0.23	$0.70

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.31	$0.40	$0.21	$0.71

Diluted	$0.31	$0.40	$0.21	$0.70

Weighted-average common shares outstanding:
Basic	498.6	499.0	499.1	499.2
Diluted	501.0	501.2	501.6	502.1

(1)	Our Australian mortgage insurance business completed a review of its premium earnings pattern in the fourth quarter of 2017 and recorded $468 million of lower earned premiums. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event.
(2)	Our life insurance business completed its annual review of assumptions in the fourth quarter of 2017, which resulted in higher total benefits and expenses of $117 million in our universal and term universal life insurance products driven mostly by emerging mortality experience and from prolonged low interest rates. In addition, we recorded lower total benefits and expenses of $18 million in our Australian mortgage insurance business associated with changes to their premium earnings pattern, as described above.
(3)	In the fourth quarter of 2017, we recorded $456 million of net tax benefits primarily from changes in U.S. tax legislation under the TCJA and other items. These tax benefits were mostly related to a $258 million release of a valuation allowance recorded in 2016, the impact from changes in the federal tax rate and the release of shareholder liability taxes, partially offset by higher transition taxes. Our valuation allowance was reduced by $258 million principally related to the TCJA and from improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses. Our Australian mortgage insurance business completed a review of the premium earnings pattern, as described above, which resulted in an unfavorable adjustment of $152 million, net of taxes and noncontrolling interests. A portion of this loss, $11 million, was recorded in Corporate and Other activities in connection with our allocation methodology for income taxes. We also completed our annual review of assumptions in our life insurance business in the fourth quarter of 2017, as described above, which resulted in a $74 million unfavorable adjustment, net of taxes, in our universal and term universal life insurance products.
(4)	We completed a review of the premium earnings pattern in our Australian mortgage insurance business, as described above, which resulted in an unfavorable adjustment to net income (loss) attributable to noncontrolling interests of $151 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Our unaudited quarterly results of operations for the year ended December 31, 2016 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues (1)	$1,785	$2,236	$2,150	$2,198

Total benefits and expenses (2)	$1,635	$1,885	$2,275	$2,254

Income (loss) from continuing operations (3)	$127	$241	$(347)	$(59)

Income (loss) from discontinued operations, net of taxes	$(19)	$(21)	$15	$(4)

Net income (loss) (3)	$108	$220	$(332)	$(63)

Net income attributable to noncontrolling interests	$55	$48	$48	$59

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$53	$172	$(380)	$(122)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.14	$0.39	$(0.79)	$(0.24)

Diluted	$0.14	$0.39	$(0.79)	$(0.24)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.11	$0.35	$(0.76)	$(0.25)

Diluted	$0.11	$0.34	$(0.76)	$(0.25)

Weighted-average common shares outstanding:
Basic	498.0	498.5	498.3	498.4
Diluted (4)	499.4	500.4	498.3	498.4

(1)	Our life insurance business completed its annual review of assumptions in the fourth quarter of 2016, which resulted in higher revenues of $6 million in our universal life insurance products. The updated assumptions reflected changes primarily to mortality experience in older age populations and modest updates related to long-term interest rates, lapses and other refinements.
(2)	Our life insurance business completed its annual review of assumptions in the fourth quarter of 2016 as described above, which resulted in higher total benefits and expenses of $307 million in our universal and term universal life insurance products.
(3)	Our life insurance business completed its annual review of assumptions in the fourth quarter of 2016 as described above, which resulted in $196 million, net of taxes, of charges in our universal and term universal life insurance products.
(4)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2016 and December 31, 2016, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share as the inclusion of shares for stock options, RSUs and SARs of 2.2 million and 2.5 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2016 and December 31, 2016, dilutive potential weighted-average common shares outstanding would have been 500.5 million and 500.9 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The parties engaged in settlement discussions. On March 21, 2017 in connection with those discussions, we reached an agreement in principle to settle the action, subject to the execution of a stipulation and agreement of settlement that provides a full release of all defendants in connection with the allegations made in the lawsuit, and for a settlement payment to the class of $20 million, inclusive of all plaintiffs’ attorneys fees and expenses and settlement costs, and subject further to the approval of the court. Subsequently, the parties executed a stipulation and agreement of settlement. We believe that the plaintiffs’ claims are without merit, but we are settling the lawsuit to avoid the burden, risk and expense of further litigation. On June 21, 2017, plaintiffs filed the stipulation and agreement of settlement and motion for preliminary approval with the court. On July 28, 2017, the court held a preliminary approval hearing, preliminarily approved the settlement, and set November 15, 2017 for a final approval hearing. Following the final approval hearing, pursuant to an order dated November 15, 2017, the court issued a final order approving the settlement and dismissing the case with prejudice.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

In January 2017, two putative stockholder class action lawsuits, captioned Rice v. Genworth Financial Incorporated, et al, and James v. Genworth Financial, Inc. et al, were filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. A third putative stockholder class action lawsuit captioned Rosenfeld Family Trust v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors. In February 2017, a fourth putative class action lawsuit captioned Chopp v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors and a fifth putative class action lawsuit captioned Ratliff v. Genworth Financial, Inc. et al, was filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. The complaints in all five actions allege, among other things, that the preliminary proxy statement filed by Genworth with the SEC on December 21, 2016 contains false and/or materially misleading statements and/or omits material information. The complaints assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and seek equitable relief, including declaratory and injunctive relief, and an award of attorneys’ fees and expenses. On February 2, 2017, the plaintiff in Rice filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 10, 2017, defendants filed an opposition to the preliminary injunction motion in the Rice action. Also on February 10, 2017, the plaintiff in Rosenfeld Family Trust filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 14, 2017, defendants filed a motion to transfer the Rosenfeld Family Trust action to the Eastern District of Virginia. On February 15, 2017, defendants filed a motion to transfer the Chopp action to the Eastern District of Virginia. On February 21, 2017, the parties to the Eastern District of Virginia actions (Rice, James and Ratliff) reached an agreement in principle to resolve the pending preliminary injunction motion in the Eastern District of Virginia through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction. On February 22, 2017, the plaintiffs in the Eastern District of Virginia withdrew their preliminary injunction motion in consideration of the agreed disclosures to be filed in a Form 8-K by February 24, 2017. Also on February 22, 2017, the court in the District of Delaware suspended briefing on the motion for preliminary injunction in the Rosenfeld Family Trust action and entered an order transferring the Rosenfeld Family Trust and Chopp actions to the Eastern District of Virginia. On February 23, 2017, the court in the Eastern District of Virginia set the Rosenfeld Family Trust preliminary injunction motion for a hearing on March 1, 2017. On February 26, 2017, defendants filed an opposition to the preliminary injunction motion in the Rosenfeld Family Trust action. On February 27, 2017, the parties in the Rosenfeld Family Trust action reached an agreement in principle to resolve the pending preliminary injunction motion in the Rosenfeld Family Trust action through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction, and the plaintiff in the Rosenfeld Family Trust action withdrew its preliminary injunction motion in consideration of the agreed disclosures as filed in a Form 8-K on February 28, 2017. On March 6, 2017, the court in the Eastern District of Virginia entered an order setting a schedule for proceedings to appoint a lead plaintiff and lead counsel for the purported class action. On March 7, 2017, the court in the Eastern District of Virginia consolidated the Rice, James, Ratliff, Rosenfeld Family Trust, and Chopp actions. On July 5, 2017, the court in the Eastern District of Virginia heard oral argument on the motion to appoint a lead plaintiff and lead counsel. On August 25, 2017, the court in the Eastern District of Virginia entered an order appointing the plaintiffs Alexander

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Rice and Brian James as lead plaintiffs and their counsel as lead counsel. In November, 2017, the parties reached an agreement in principle to resolve the balance of the remaining claims based upon the previously provided additional disclosures, subject to confirmatory discovery and court approval.

In April 2017, one of our insurance subsidiaries, GLAIC was named as a defendant in a putative class action lawsuit captioned Avazian, et al v. Genworth Life and Annuity Insurance Company, et al, in the United States District Court for the Central District of California. Plaintiff alleges breach of contract and breach of the covenant of good faith and fair dealing based upon GLAIC’s termination of plaintiff’s life insurance policy for nonpayment of premium. Plaintiff alleges that the termination for nonpayment of premium failed to comply with certain notice requirements of the California Insurance Code and seeks certification as a California class action on behalf of all insureds and beneficiaries of life insurance policies issued or delivered by GLAIC in California before January 1, 2013 who lost either their coverage or their ability to make a claim because of the termination of their policies by GLAIC for nonpayment of premium, and further seeks unspecified damages, pre-judgment and post-judgment interest, punitive damages, fees, costs and such other relief as the court deems just and proper. On June 23, 2017, we filed a motion to dismiss the complaint. On July 10, 2017, the plaintiff filed a notice of voluntary dismissal without prejudice. On July 12, 2017, the court ordered that this action and all claims therein, are dismissed in their entirety without prejudice. In August 2017, plaintiff re-filed a similar putative class action lawsuit, along with another plaintiff, Michael Torres, captioned Avazian, et al v. Genworth Life and Annuity Insurance Company, et al, in the Superior Court for the State of California, County of Los Angeles, naming GLAIC as a defendant. Plaintiffs allege similar causes of action as the previously dismissed lawsuit, and have added a claim for alleged violation of California Business and Professions Code. On August 31, 2017, we filed notice of the removal of this matter to the United States District Court for the Central District of California and on October 6, 2017, filed a motion to dismiss the complaint. On December 4, 2017, the court granted our motion to dismiss the complaint. In January 2018, the parties agreed in principle to resolve the case for a de minimis amount.

In December 2017, Genworth Holdings and Genworth Financial were named as defendants in an action captioned AXA S.A. v. Genworth Financial Holdings, Inc., et al., in the High Court of Justice, Business and Property Courts of England and Wales. In the action, AXA seeks in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited (“FICL”) and Financial Assurance Company Limited (“FACL”), relating to alleged remediation it has paid to customers who purchased payment protection insurance. In February 2018, Genworth served a Particulars of Defence and counterclaim against AXA, and also served other counterclaims against various parties, including Santander Cards UK Limited, alleging that Santander is responsible for any remediation paid to payment protection insurance customers. We intend to vigorously defend this action.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(b) Commitments

As of December 31, 2017, we were committed to fund $317 million in limited partnership investments, $16 million in U.S. commercial mortgage loan investments and $152 million in private placement investments. As of December 31, 2017, we were committed to fund $18 million of bank loan investments which had not yet been drawn.

In connection with the issuance of non-recourse funding obligations by Rivermont I, Genworth entered into a liquidity commitment agreement with Rivermont I and a third-party trust which issued the floating rate notes. The liquidity agreement requires Genworth to establish a line of credit facility in 2040 for the benefit of the trust in the amount of the estimated liquidity commitment amount which is the market value of the assets held in the trust supporting the outstanding notes as of the note maturity date in 2050. In addition, it also requires at the note maturity date, that Genworth loan the trust any liquidity commitment amounts. Any loan or drawn line of credit amount is an obligation of the trust and Rivermont I and shall accrue interest at LIBOR plus a margin of 1.2%. In consideration for entering into this agreement, Genworth received from Rivermont I a one-time commitment fee of approximately $2 million. The expected amount of future obligation under this agreement before repayment is approximately $14 million based on current projections.

(22) Changes In Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2017	$1,262	$2,085	$(253)	$3,094
OCI before reclassifications	(84)	38	251	205
Amounts reclassified from (to) OCI	(102)	(58)	—	(160)

Current period OCI	(186)	(20)	251	45

Balances as of December 31, 2017 before noncontrolling interests	1,076	2,065	(2)	3,139
Less: change in OCI attributable to noncontrolling interests	(9)	—	121	112

Balances as of December 31, 2017	$1,085	$2,065	$(123)	$3,027

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2016	$1,254	$2,045	$(289)	$3,010
OCI before reclassifications	54	120	54	228
Amounts reclassified from (to) OCI	(57)	(80)	—	(137)

Current period OCI	(3)	40	54	91

Balances as of December 31, 2016 before noncontrolling interests	1,251	2,085	(235)	3,101
Less: change in OCI attributable to noncontrolling interests	(11)	—	18	7

Balances as of December 31, 2016	$1,262	$2,085	$(253)	$3,094

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2015	$2,453	$2,070	$(77)	$4,446
OCI before reclassifications	(1,218)	50	(530)	(1,698)
Amounts reclassified from (to) OCI	5	(75)	—	(70)

Current period OCI	(1,213)	(25)	(530)	(1,768)

Balances as of December 31, 2015 before noncontrolling interests	1,240	2,045	(607)	2,678
Less: change in OCI attributable to noncontrolling interests	(14)	—	(318)	(332)

Balances as of December 31, 2015	$1,254	$2,045	$(289)	$3,010

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance in the charts above included $(13) million, $(11) million and $(5) million, respectively, net of taxes of $6 million, $5 million and $3 million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2017, 2016 and 2015. The balance also included taxes of $—, $19 million and $63 million, respectively, related to foreign currency translation adjustments as of December 31, 2017, 2016 and 2015.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the consolidated statements of income
	Years ended December 31,
(Amounts in millions)	2017	2016	2015
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(157)	$(88)	$7	Net investment (gains) losses
(Provision) benefit for income taxes	55	31	(2)	(Provision) benefit for income taxes

Total	$(102)	$(57)	$5

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(131)	$(112)	$(85)	Net investment income
Interest rate swaps hedging assets	(8)	(2)	—	Net investment (gains) losses
Inflation indexed swaps	—	(2)	—	Net investment income
Inflation indexed swaps	—	(7)	—	Net investment (gains) losses
Forward bond purchase commitments	—	—	(1)	Net investment income
Forward bond purchase commitments	—	—	(32)	Net investment (gains) losses
(Provision) benefit for income taxes	81	43	43	(Provision) benefit for income taxes

Total	$(58)	$(80)	$(75)

(1)	Amounts exclude adjustments to DAC, PVFP, sales inducements and benefit reserves.

(23) Noncontrolling Interests

Canada

In July 2009, Genworth Canada, our indirect subsidiary, completed an IPO of its common shares and we beneficially owned 57.5% of the common shares of Genworth Canada through subsidiaries. We currently hold approximately 57.1% of the outstanding common shares of Genworth Canada on a consolidated basis through subsidiaries. In addition, we have the right, exercisable at our discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then-current market price. We also have a right of first refusal with respect to the transfer of these common shares of Genworth Canada by our U.S. mortgage insurance companies.

In May 2017, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 4, 2018, up to an aggregate of approximately 4.6 million of its issued and outstanding common shares. In the third quarter of 2017, Genworth Canada repurchased approximately 1.1 million of its shares for CAD$40 million through the NCIB. We participated in the NCIB in order to maintain our ownership position at its current level of approximately 57.1% and received $18 million in cash. Of the $18 million of cash proceeds received, $12 million was paid as dividends to Genworth Holdings in the third quarter of 2017 and $6 million was retained by GMICO.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

During 2015, Genworth Canada repurchased 1.4 million of its shares for CAD$50 million through a NCIB authorized by its board for up to 4.7 million shares. We participated in the NCIB in order to maintain our overall ownership percentage and received $23 million in cash.

In 2017, 2016 and 2015, dividends of $54 million, $50 million and $49 million, respectively, were paid to the noncontrolling interests of Genworth Canada.

Australia

In May 2014, Genworth Australia, a holding company for Genworth’s Australian mortgage insurance business, completed an IPO of its ordinary shares and we beneficially owned 66.2% of the ordinary shares of Genworth Australia through subsidiaries.

On May 11, 2015, we sold 92.3 million of our shares in Genworth Australia at AUD$3.08 per ordinary share. The offering closed on May 15, 2015. Following completion of the offering, we beneficially owned 52.0% of the ordinary shares of Genworth Australia through subsidiaries. The majority of the net proceeds of the offering were distributed to Genworth Holdings. The net proceeds of the offering were approximately $226 million.

In August 2017, Genworth Australia announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. The total number of shares to be purchased by Genworth Australia under the program depends on business and market conditions, the prevailing share price, market volumes and other considerations. Pursuant to the program, Genworth Australia repurchased approximately 17 million of its shares for AUD$51 million in 2017. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0% and received $20 million in cash, which was paid as dividends to Genworth Holdings. In February 2018, Genworth Australia completed their share repurchases under this program, and we participated to maintain our ownership position.

During 2015, Genworth Australia repurchased 54.6 million of its shares for AUD$150 million through an on-market share buy-back program. We participated in on-market sales transactions during the buy-back period to maintain our ownership position and received $55 million in cash.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Consistent with applicable accounting guidance, changes in noncontrolling interests that do not result in a change of control are accounted for as equity transactions. When there are changes in noncontrolling interests of a subsidiary that do not result in a change of control, any difference between carrying value and fair value related to the change in ownership is recorded as an adjustment to stockholders’ equity. A summary of the changes in ownership interests and the effect on stockholders’ equity as a result of the additional public offering of Genworth Australia was as follows for the year ended December 31:

(Amounts in millions)	2015
Net loss available to Genworth Financial, Inc.’s common stockholders	$(615)
Transfers to the noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for additional sale of Genworth Australia shares to noncontrolling interests	(65)

Net transfers to noncontrolling interests	(65)

Change from net loss available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$(680)

In 2017, 2016 and 2015, dividends of $53 million, $88 million and $108 million, respectively, were paid to the noncontrolling interests of Genworth Australia.

(24) Sale of Businesses

European mortgage insurance business

On May 9, 2016, we completed the sale of our European mortgage insurance business to AmTrust Financial Services, Inc. and received net proceeds of approximately $50 million. As the held-for-sale criteria were satisfied during 2015, we recorded an estimated after-tax loss of approximately $141 million related to the sale, net of taxes of $1 million. In accordance with the accounting guidance for groups of assets that are held-for-sale, we recorded an impairment of $135 million in 2015 to record the carrying value of the business at its fair value, which was based on estimated proceeds less $5 million of closing costs. Upon completion of the sale, we recorded an additional pre-tax loss of $9 million and a tax benefit of $27 million primarily related to the reversal of a deferred tax valuation allowance for a total net after-tax gain of $18 million in 2016.

Lifestyle protection insurance

On December 1, 2015, we completed the sale of our lifestyle protection insurance business and received approximately $493 million, with net proceeds of approximately $400 million. During 2015, we recorded an after-tax loss of approximately $381 million, net of taxes of $155 million. In 2016, we continued to finalize the closing balance sheet and purchase price adjustments and recorded an after-tax loss of $29 million which primarily related to tax items and claim liabilities. In 2017, we recorded an additional after-tax loss of $9 million primarily related to an adjustment of certain claims previously included in discontinued operations and tax items. We retained liabilities for certain claims, taxes and sales practices that occurred while we owned the lifestyle protection insurance business. We have established our current best estimates for these liabilities, where appropriate; however, there may be future adjustments to these estimates and contingent liabilities that are not currently recorded that could become probable and estimable, which could result in the establishment of a liability and an expense to net income (loss).

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Summary operating results of discontinued operations were as follows for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Revenues:
Premiums	$—	$—	$627
Net investment income	—	—	74

Total revenues	—	—	701

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	182
Acquisition and operating expenses	—	—	396
Amortization of deferred acquisition costs and intangibles	—	—	83
Interest expense	—	—	29

Total benefits and expenses	—	—	690

Income before income taxes and loss on sale	—	—	11
Provision for income taxes	—	—	37

Loss before loss on sale	—	—	(26)
Loss on sale, net of taxes	(9)	(29)	(381)

Loss from discontinued operations, net of taxes	$(9)	$(29)	$(407)

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

Years Ended December 31, 2017, 2016 and 2015

The following condensed consolidating financial information of Genworth Financial and its direct and indirect subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial information of Regulation S-X.

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of December 31, 2017 and 2016 and the condensed consolidating income statement information, condensed consolidating comprehensive income statement information and condensed consolidating cash flow statement information for the years ended December 31, 2017, 2016 and 2015.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents the condensed consolidating balance sheet information as of December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$62,725	$(200)	$62,525
Equity securities available-for-sale, at fair value	—	—	820	—	820
Commercial mortgage loans	—	—	6,341	—	6,341
Restricted commercial mortgage loans related to securitization entities	—	—	107	—	107
Policy loans	—	—	1,786	—	1,786
Other invested assets	—	75	1,742	(4)	1,813
Investments in subsidiaries	13,561	12,867	—	(26,428)	—

Total investments	13,561	12,942	73,521	(26,632)	73,392
Cash and cash equivalents	—	795	2,080	—	2,875
Accrued investment income	—	—	647	(3)	644
Deferred acquisition costs	—	—	2,329	—	2,329
Intangible assets and goodwill	—	—	301	—	301
Reinsurance recoverable	—	—	17,569	—	17,569
Other assets	3	54	397	(1)	453
Intercompany notes receivable	—	155	59	(214)	—
Deferred tax assets	27	—	477	—	504
Separate account assets	—	—	7,230	—	7,230

Total assets	$13,591	$13,946	$104,610	$(26,850)	$105,297

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$38,472	$—	$38,472
Policyholder account balances	—	—	24,195	—	24,195
Liability for policy and contract claims	—	—	9,594	—	9,594
Unearned premiums	—	—	3,967	—	3,967
Other liabilities	41	119	1,759	(9)	1,910
Intercompany notes payable	132	259	23	(414)	—
Borrowings related to securitization entities	—	—	40	—	40
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,724	500	—	4,224
Deferred tax liability	—	(807)	834	—	27
Separate account liabilities	—	—	7,230	—	7,230

Total liabilities	173	3,295	86,924	(423)	89,969

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,977	9,096	18,420	(27,516)	11,977
Accumulated other comprehensive income (loss)	3,027	3,037	3,051	(6,088)	3,027
Retained earnings	1,113	(1,482)	(5,998)	7,480	1,113
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,418	10,651	15,476	(26,127)	13,418
Noncontrolling interests	—	—	2,210	(300)	1,910

Total equity	13,418	10,651	17,686	(26,427)	15,328

Total liabilities and equity	$13,591	$13,946	$104,610	$(26,850)	$105,297

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents the condensed consolidating income statement information for the year ended December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,004	$—	$4,004
Net investment income	(3)	8	3,210	(15)	3,200
Net investment gains (losses)	—	(14)	279	—	265
Policy fees and other income	—	5	823	(2)	826

Total revenues	(3)	(1)	8,316	(17)	8,295

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,179	—	5,179
Interest credited	—	—	646	—	646
Acquisition and operating expenses, net of deferrals	57	(2)	967	—	1,022
Amortization of deferred acquisition costs and intangibles	—	—	435	—	435
Interest expense	1	254	46	(17)	284

Total benefits and expenses	58	252	7,273	(17)	7,566

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(61)	(253)	1,043	—	729
Benefit for income taxes	—	(67)	(140)	—	(207)
Equity in income of subsidiaries	878	771	—	(1,649)	—

Income from continuing operations	817	585	1,183	(1,649)	936
Income (loss) from discontinued operations, net of taxes	—	4	(13)	—	(9)

Net income	817	589	1,170	(1,649)	927
Less: net income attributable to noncontrolling interests	—	—	110	—	110

Net income available to Genworth Financial, Inc.’s common stockholders	$817	$589	$1,060	$(1,649)	$817

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

Years Ended December 31, 2017, 2016 and 2015

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$817	$589	$1,170	$(1,649)	$927
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(178)	(189)	(187)	367	(187)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	(20)	(19)	(19)	38	(20)
Foreign currency translation and other adjustments	130	109	252	(240)	251

Total other comprehensive income (loss)	(67)	(98)	47	163	45

Total comprehensive income	750	491	1,217	(1,486)	972
Less: comprehensive income attributable to noncontrolling interests	—	—	222	—	222

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$750	$491	$995	$(1,486)	$750

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(277)	$(459)	$450	$219	$(67)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	17	14	7	(32)	6
Net unrealized gains (losses) on other-than- temporarily impaired securities	(9)	(6)	(9)	15	(9)
Derivatives qualifying as hedges	40	39	43	(82)	40
Foreign currency translation and other adjustments	36	(28)	54	(8)	54

Total other comprehensive income (loss)	84	19	95	(107)	91

Total comprehensive income (loss)	(193)	(440)	545	112	24
Less: comprehensive income attributable to noncontrolling interests	—	—	217	—	217

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(193)	$(440)	$328	$112	$(193)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net loss	$(615)	$(657)	$(183)	$1,042	$(413)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,181)	(1,158)	(1,210)	2,340	(1,209)
Net unrealized gains (losses) on other-than- temporarily impaired securities	(4)	(4)	(4)	8	(4)
Derivatives qualifying as hedges	(25)	(24)	(19)	43	(25)
Foreign currency translation and other adjustments	(250)	(171)	(530)	421	(530)

Total other comprehensive income (loss)	(1,460)	(1,357)	(1,763)	2,812	(1,768)

Total comprehensive loss	(2,075)	(2,014)	(1,946)	3,854	(2,181)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(106)	—	(106)

Total comprehensive loss available to Genworth Financial Inc.’s common stockholders	$(2,075)	$(2,014)	$(1,840)	$3,854	$(2,075)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$817	$589	$1,170	$(1,649)	$927
Less (income) loss from discontinued operations, net of taxes	—	(4)	13	—	9
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(878)	(771)	—	1,649	—
Dividends from subsidiaries	—	148	(148)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	5	(152)	—	(147)
Net investment (gains) losses	—	14	(279)	—	(265)
Charges assessed to policyholders	—	—	(713)	—	(713)
Acquisition costs deferred	—	—	(88)	—	(88)
Amortization of deferred acquisition costs and intangibles	—	—	435	—	435
Deferred income taxes	10	7	(385)	—	(368)
Trading securities, held-for-sale investments and derivative instruments	—	(44)	747	—	703
Stock-based compensation expense	30	—	12	—	42
Change in certain assets and liabilities:
Accrued investment income and other assets	5	(41)	66	—	30
Insurance reserves	—	—	1,625	—	1,625
Current tax liabilities	23	(89)	62	—	(4)
Other liabilities, policy and contract claims and other policy-related balances	(35)	80	327	(4)	368

Net cash from (used by) operating activities	(28)	(106)	2,692	(4)	2,554

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	4,766	—	4,766
Commercial mortgage loans	—	—	579	—	579
Restricted commercial mortgage loans related to securitization entities	—	—	22	—	22
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	4,226	—	4,226
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(8,888)	—	(8,888)
Commercial mortgage loans	—	—	(806)	—	(806)
Other invested assets, net	—	25	(730)	4	(701)
Policy loans, net	—	—	48	—	48
Intercompany notes receivable	—	(71)	8	63	—
Capital contributions to subsidiaries	(12)	—	12	—	—
Payments for businesses purchased, net of cash acquired	(7)	—	2	—	(5)

Net cash used by investing activities	(19)	(46)	(761)	67	(759)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	857	—	857
Withdrawals from universal life and investment contracts	—	—	(2,397)	—	(2,397)
Repayment of borrowings related to securitization entities	—	—	(34)	—	(34)
Intercompany notes payable	48	(8)	23	(63)	—
Repurchase of subsidiary shares	—	—	(33)	—	(33)
Dividends paid to noncontrolling interests	—	—	(107)	—	(107)
Other, net	(1)	(43)	(10)	—	(54)

Net cash from (used by) financing activities	47	(51)	(1,701)	(63)	(1,768)

Effect of exchange rate changes on cash and cash equivalents	—	—	64	—	64

Net change in cash and cash equivalents	—	(203)	294	—	91
Cash and cash equivalents at beginning of period	—	998	1,786	—	2,784

Cash and cash equivalents at end of period	$—	$795	$2,080	$—	$2,875

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income (loss)	$(277)	$(459)	$450	$219	$(67)
Less loss from discontinued operations, net of taxes	1	12	16	—	29
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in loss from subsidiaries	166	53	—	(219)	—
Dividends from subsidiaries	—	250	(250)	—	—
(Gain) loss on sale of businesses	—	1	(27)	—	(26)
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	4	(142)	—	(138)
Net investment (gains) losses	—	1	(73)	—	(72)
Charges assessed to policyholders	—	—	(782)	—	(782)
Acquisition costs deferred	—	—	(150)	—	(150)
Amortization of deferred acquisition costs and intangibles	—	—	498	—	498
Deferred income taxes	(6)	233	(82)	—	145
Trading securities, held-for-sale investments and derivative instruments	—	5	704	—	709
Stock-based compensation expense	23	—	9	—	32
Change in certain assets and liabilities:
Accrued investment income and other assets	(9)	98	(445)	(2)	(358)
Insurance reserves	—	—	1,315	—	1,315
Current tax liabilities	—	42	(10)	—	32
Other liabilities, policy and contract claims and other policy-related balances	20	(63)	723	5	685

Net cash from (used by) operating activities	(82)	177	1,754	3	1,852

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	3,739	—	3,889
Commercial mortgage loans	—	—	700	—	700
Restricted commercial mortgage loans related to securitization entities	—	—	32	—	32
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	5,629	—	5,629
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(11,529)	—	(11,529)
Commercial mortgage loans	—	—	(649)	—	(649)
Other invested assets, net	—	—	(151)	(3)	(154)
Policy loans, net	—	—	(77)	—	(77)
Intercompany notes receivable	—	(82)	—	82	—
Proceeds from sale of businesses, net of cash transferred	—	1	38	—	39

Net cash from (used by) investing activities	—	69	(2,268)	79	(2,120)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	1,349	—	1,349
Withdrawals from universal life and investment contracts	—	—	(2,004)	—	(2,004)
Redemption and repurchase of non-recourse funding obligations	—	—	(1,620)	—	(1,620)
Repayment and repurchase of long-term debt	—	(326)	(36)	—	(362)
Repayment of borrowings related to securitization entities	—	—	(42)	—	(42)
Intercompany notes payable	82	—	—	(82)	—
Return of capital to noncontrolling interests	—	—	(70)	—	(70)
Dividends paid to noncontrolling interests	—	—	(138)	—	(138)
Other, net	—	(46)	2	—	(44)

Net cash from (used by) financing activities	82	(372)	(2,559)	(82)	(2,931)

Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)

Net change in cash and cash equivalents	—	(126)	(3,083)	—	(3,209)
Cash and cash equivalents at beginning of period	—	1,124	4,869	—	5,993

Cash and cash equivalents at end of period	$—	$998	$1,786	$—	$2,784

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net loss	$(615)	$(657)	$(183)	$1,042	$(413)
Less loss from discontinued operations, net of taxes	9	—	398	—	407
Adjustments to reconcile net loss to net cash from operating activities:
Equity in loss from subsidiaries	579	463	—	(1,042)	—
Dividends from subsidiaries	—	530	(530)	—	—
Loss on sale of businesses	—	—	141	—	141
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(106)	—	(106)
Net investment (gains) losses	—	(43)	118	—	75
Charges assessed to policyholders	—	—	(788)	—	(788)
Acquisition costs deferred	—	—	(293)	—	(293)
Amortization of deferred acquisition costs and intangibles	—	—	966	—	966
Deferred income taxes	(4)	(65)	(127)	—	(196)
Trading securities, held-for-sale investments and derivative instruments	—	41	(280)	—	(239)
Stock-based compensation expense	21	—	(5)	—	16
Change in certain assets and liabilities:
Accrued investment income and other assets	3	13	(123)	1	(106)
Insurance reserves	—	—	1,847	—	1,847
Current tax liabilities	(3)	18	(30)	—	(15)
Other liabilities, policy and contract claims and other policy-related balances	2	(38)	328	1	293
Cash from operating activities—held for sale	—	—	2	—	2

Net cash from (used by) operating activities	(8)	262	1,335	2	1,591

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	1	4,540	—	4,541
Commercial mortgage loans	—	—	882	—	882
Restricted commercial mortgage loans related to securitization entities	—	—	41	—	41
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	4,391	—	4,391
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(9,750)	—	(9,750)
Commercial mortgage loans	—	—	(956)	—	(956)
Other invested assets, net	—	(100)	277	(2)	175
Policy loans, net	—	—	25	—	25
Intercompany notes receivable	9	265	(63)	(211)	—
Capital contributions to subsidiaries	—	(25)	25	—	—
Proceeds from sale of businesses, net of cash transferred	—	—	273	—	273
Payments for businesses purchased, net of cash acquired	—	(197)	197	—	—
Cash used by investing activities—held for sale	—	—	(26)	—	(26)

Net cash from (used by) investing activities	9	(56)	(144)	(213)	(404)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	2,257	—	2,257
Withdrawals from universal life and investment contracts	—	—	(2,144)	—	(2,144)
Redemption and repurchase of non-recourse funding obligations	—	—	(61)	—	(61)
Proceeds from the issuance of long-term debt	—	—	150	—	150
Repayment and repurchase of long-term debt	—	(50)	(70)	—	(120)
Repayment of borrowings related to securitization entities	—	—	(36)	—	(36)
Intercompany notes payable	2	54	(267)	211	—
Repurchase of subsidiary shares	—	—	(68)	—	(68)
Dividends paid to noncontrolling interests	—	—	(157)	—	(157)
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	—	226	—	226
Other, net	(3)	(39)	(56)	—	(98)
Cash from financing activities—held for sale	—	—	9	—	9

Net cash used by financing activities	(1)	(35)	(217)	211	(42)

Effect of exchange rate changes on cash and cash equivalents	—	—	(70)	—	(70)

Net change in cash and cash equivalents	—	171	904	—	1,075
Cash and cash equivalents at beginning of period	—	953	3,965	—	4,918

Cash and cash equivalents at end of period	—	1,124	4,869	—	5,993
Less cash and cash equivalents held for sale at end of period	—	—	28	—	28

Cash and cash equivalents of continuing operations at end of period	$—	$1,124	$4,841	$—	$5,965

For information on significant restrictions on dividends by, or loans or advances from, subsidiaries of Genworth Financial and Genworth Holdings, and the restricted net assets of those subsidiaries, see note 18.

Schedule I

Genworth Financial, Inc.

Summary of Investments—Other Than Investments in Related Parties

(Amounts in millions)

As of December 31, 2017, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$4,681	$5,548	$5,548
State and political subdivisions	2,678	2,926	2,926
Non-U.S. government	2,147	2,233	2,233
Public utilities	5,375	6,015	6,015
All other corporate bonds	42,611	45,803	45,803

Total fixed maturity securities	57,492	62,525	62,525
Equity securities	756	820	820
Commercial mortgage loans	6,341	xxxxx	6,341
Restricted commercial mortgage loans related to securitization entities	107	xxxxx	107
Policy loans	1,786	xxxxx	1,786
Other invested assets (1)	1,585	xxxxx	1,813

Total investments	$68,067	xxxxx	$73,392

(1)	The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Balance Sheets

(Amounts in millions)

	December 31,
	2017	2016
Assets
Investments in subsidiaries	$13,561	$12,730
Deferred tax asset	27	28
Other assets	3	9

Total assets	$13,591	$12,767

Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$41	$39
Intercompany notes payable	132	84

Total liabilities	173	123

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	11,977	11,962

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,075	1,253
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	9

Net unrealized investment gains (losses)	1,085	1,262

Derivatives qualifying as hedges	2,065	2,085
Foreign currency translation and other adjustments	(123)	(253)

Total accumulated other comprehensive income (loss)	3,027	3,094
Retained earnings	1,113	287
Treasury stock, at cost	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,418	12,644

Total liabilities and stockholders’ equity	$13,591	$12,767

See Notes to Schedule II

See Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Income

(Amounts in millions)

	Years ended December 31,
	2017	2016	2015
Revenues:
Net investment income	$(3)	$(3)	$(3)

Total revenues	(3)	(3)	(3)

Expenses:
Acquisition and operating expenses, net of deferrals	57	153	32
Interest expense	1	1	—

Total expenses	58	154	32

Loss before income taxes and equity in income (loss) of subsidiaries	(61)	(157)	(35)
Benefit from income taxes	—	(47)	(8)
Equity in income (loss) of subsidiaries	878	(166)	(579)
Loss from discontinued operations, net of taxes	—	(1)	(9)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$817	$(277)	$(615)

See Notes to Schedule II

See Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Comprehensive Income

(Amounts in millions)

	Years ended December 31,
	2017	2016	2015
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$817	$(277)	$(615)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(178)	17	(1,181)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	(9)	(4)
Derivatives qualifying as hedges	(20)	40	(25)
Foreign currency translation and other adjustments	130	36	(250)

Total other comprehensive income (loss)	(67)	84	(1,460)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$750	$(193)	$(2,075)

See Notes to Schedule II

See Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2017	2016	2015
Cash flows used by operating activities:
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$817	$(277)	$(615)
Less loss from discontinued operations, net of taxes	—	1	9
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to net cash used by operating activities:
Equity in (income) loss from subsidiaries	(878)	166	579
Deferred income taxes	10	(6)	(4)
Stock-based compensation expense	30	23	21
Change in certain assets and liabilities:
Accrued investment income and other assets	5	(9)	3
Current tax liabilities	23	—	(3)
Other liabilities and other policy-related balances	(35)	20	2

Net cash used by operating activities	(28)	(82)	(8)

Cash flows from (used by) investing activities:
Intercompany notes receivable	—	—	9
Capital contributions paid to subsidiaries	(12)	—	—
Payments for business purchased	(7)	—	—

Net cash from (used by) investing activities	(19)	—	9

Cash flows from (used by) financing activities:
Other, net	(1)	—	(3)
Intercompany notes payable	48	82	2

Net cash from (used by) financing activities	47	82	(1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—

Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

See Notes to Schedule II

See Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2017, 2016 and 2015

(1) Organization and Purpose

Genworth Holdings (formerly known as Genworth Financial, Inc.) was incorporated in Delaware in 2003 in preparation for an IPO of Genworth’s common stock, which was completed on May 28, 2004. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct, 100% owned subsidiary of a new public holding company that it had formed. The new public holding company was incorporated in Delaware on December 5, 2012, in connection with the reorganization, and was renamed Genworth Financial upon the completion of the reorganization.

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

(3) Income Taxes

As of December 31, 2017 and 2016, Genworth Financial had a deferred tax asset of $27 million and $28 million, respectively, primarily comprised of share-based compensation. In the fourth quarter of 2017,

Genworth Financial revalued its deferred tax assets to 21% under the TCJA. The revaluation resulted in a reduction to the deferred tax asset of $18 million, which was recorded through income from continuing operations. We also adopted new accounting guidance related to stock-based compensation in 2017 and recorded a previously disallowed deferred tax asset of $9 million. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes. Genworth Financial’s current income tax payable was $23 million and zero as of December 31, 2017 and 2016, respectively. Net cash received for taxes was $32 million, $41 million and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2017
U.S. Mortgage Insurance	$28	$—	$—	$455	$404
Canada Mortgage Insurance	131	—	—	87	1,700
Australia Mortgage Insurance	49	—	—	218	1,299
U.S. Life Insurance	1,908	38,469	21,138	8,816	560
Runoff	213	3	3,057	11	4
Corporate and Other	—	—	—	7	—

Total	$2,329	$38,472	$24,195	$9,594	$3,967

December 31, 2016
U.S. Mortgage Insurance	$28	$—	$—	$635	$342
Canada Mortgage Insurance	121	—	—	112	1,595
Australia Mortgage Insurance	31	—	—	211	850
U.S. Life Insurance	3,149	37,060	22,285	8,276	586
Runoff	242	3	3,377	15	5
Corporate and Other	—	—	—	7	—

Total	$3,571	$37,063	$25,662	$9,256	$3,378

See Report of Independent Registered Public Accounting Firm

Schedule III—Continued

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2017
U.S. Mortgage Insurance	$695	$73	$107	$10	$169	$757
Canada Mortgage Insurance	519	132	54	41	100	509
Australia Mortgage Insurance	(140)	75	109	(5)	105	231
U.S. Life Insurance	2,922	2,755	5,386	272	641	2,902
Runoff	—	160	166	24	63	—
Corporate and Other	8	5	3	—	321	7

Total	$4,004	$3,200	$5,825	$342	$1,399	$4,406

December 31, 2016
U.S. Mortgage Insurance	$660	$63	$160	$9	$170	$744
Canada Mortgage Insurance	481	126	104	37	97	576
Australia Mortgage Insurance	337	94	113	13	107	231
U.S. Life Insurance	2,670	2,726	5,387	394	695	2,644
Runoff	—	147	173	28	70	—
Corporate and Other	12	3	4	—	488	13

Total	$4,160	$3,159	$5,941	$481	$1,627	$4,208

December 31, 2015
U.S. Mortgage Insurance	$602	$58	$222	$7	$158	$682
Canada Mortgage Insurance	466	130	96	35	85	641
Australia Mortgage Insurance	357	114	81	16	110	328
U.S. Life Insurance	3,128	2,701	5,288	816	832	3,115
Runoff	1	138	168	28	78	1
Corporate and Other	25	(3)	14	—	529	27

Total	$4,579	$3,138	$5,869	$902	$1,792	$4,794

See Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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
(Principal Executive Officer)

/s/ Kelly L. Groh
Kelly L. Groh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Genworth Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Genworth Financial, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I to III (collectively, the “consolidated financial statements”), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Richmond, Virginia

February 28, 2018

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2017

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Positions
Thomas J. McInerney	61	President and Chief Executive Officer, Director
Kelly L. Groh	49	Executive Vice President and Chief Financial Officer
Kevin D. Schneider	56	Executive Vice President and Chief Operating Officer
Ward E. Bobitz	53	Executive Vice President and General Counsel
Lori M. Evangel	55	Executive Vice President and Chief Risk Officer
Pamela M. Harrison	53	Executive Vice President—Human Resources
Daniel J. Sheehan IV	52	Executive Vice President—Chief Investment Officer
William H. Bolinder	74	Director, member of Nominating and Corporate Governance and Risk Committees
G. Kent Conrad	69	Director, member of Nominating and Corporate Governance and Risk Committees
Melina E. Higgins	50	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
David M. Moffett	66	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
Thomas E. Moloney	74	Director, member of Audit and Risk Committees
Debra J. Perry	66	Director, member of Audit and Risk Committees
Robert P. Restrepo Jr.	67	Director, member of Audit and Management Development and Compensation Committees
James S. Riepe	74	Non-Executive Chairman of the Board, member of Audit and Management Development and Compensation Committees

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

Kelly L. Groh has been our Executive Vice President and Chief Financial Officer since October 2015. Ms. Groh also served as our Principal Accounting Officer from May 2012 to April 2016, the Company’s Vice President and Controller from May 2012 to November 2015, and as Acting Chief Financial Officer of our U.S. life insurance businesses from August 2014 through January 2015. Ms. Groh served in the Company’s Investment organization as Senior Vice President of Investment Portfolio Management from December 2010 to May 2012. From August 2008 to December 2010, she served as the Chief Financial Officer of the Company’s previous Retirement and Protection segment. From July 2004 to August 2008, she served as Senior Vice President, Finance, which role included responsibility for varying periods of time over the Financial Planning and Analysis and the Investor Relations functions. From March 1996 until the Company’s initial public offering (“IPO”) in 2004, Ms. Groh served in various finance capacities for predecessor companies, including GE Financial Assurance Holdings, Inc (“GEFAHI”). Prior to joining the Company, Ms. Groh was employed by Price Waterhouse, LLP (now PriceWaterhouseCoopers, LLP) from September 1990 to March 1996. Ms. Groh received a B.A. in Business Administration (Accounting) from the University of Washington and graduated from The Executive Program at the Darden Graduate School of Business at the University of Virginia. Ms. Groh is a certified public accountant (CPA) and a chartered global management accountant (CGMA).

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

Ward E. Bobitz has been our Executive Vice President and General Counsel since January 2015. Prior to that, he served as a Vice President and Assistant Secretary, responsible for corporate transactions and regulatory matters, since the completion of our IPO in May 2004. Prior to the IPO, he served as a Vice President and Assistant Secretary of GEFAHI since October 1997. From September 1993 to October 1997, Mr. Bobitz was with the law firm of LeBoeuf, Lamb, Greene, and MacRae. Mr. Bobitz received a B.A. in Economics from Columbia University and a J.D. from the University of Michigan Law School. He is a member of the New York Bar and the Virginia Bar.

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

Pamela M. Harrison has been our Executive Vice President—Human Resources since January 2018. Prior thereto, she was the Human Resources Leader responsible for organization and talent development at Latham & Watkins, LLP from March 2012 to December 2017. From June 2003 to October 2011, Ms. Harrison was with Marsh & McLennan Companies where she gained significant experience in the insurance industry and international markets serving in the role of Managing Director International Human Resources with responsibilities in Europe, Latin America, the Middle East, Africa, and the Asia Pacific Region and Senior Vice President Human Resources with responsibilities over global specialty risk and national risk practices. She also served in human resource positions with Protiviti (formerly a division of Arthur Andersen LLP), Frito-Lay, Inc., MasterCard and Liz Claiborne, Inc. Ms. Harrison received a B.A. in Psychology from the University of Delaware.

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

William H. Bolinder has served as a member of our board of directors since October 2010. Mr. Bolinder retired in June 2006 from serving as President, Chief Executive Officer and a director of Acadia Trust N.A., positions he had held since 2003. He had previously been a member of the Group Management Board for Zurich Financial Services Group from 1994 to 2002. Mr. Bolinder joined Zurich American Insurance Company, USA in 1986 as Chief Operating Officer and became Chief Executive Officer in 1987. Mr. Bolinder also previously served on the boards of directors of Endurance Specialty Holdings Ltd. (“Endurance”) from December 2001 to March 2017 (Endurance was acquired in 2017) and Quanta Capital Holding Ltd. from January 2007 to October 2008. Mr. Bolinder has also served on the board of the American Insurance Association, American Institute for Chartered Property Casualty Underwriting, Insurance Institute for Applied Ethics, Insurance Institute of America, Insurance Services Office, Inc. and the National Association of Independent Insurers. Mr. Bolinder received a B.S. in Business Administration from the University of Massachusetts, Dartmouth.

G. Kent Conrad has served as a member of our board of directors since March 2013. Sen. Conrad served as a U.S. Senator representing the State of North Dakota from January 1987 to January 2013. He served as the Chair of the Senate Budget Committee from 2006 until his retirement. Prior to serving in the U.S. Senate, Sen. Conrad served as the Tax Commissioner for the State of North Dakota from 1981 to 1986 and as Assistant Tax Commissioner from 1974 to 1980. Sen. Conrad received an A.B. in Political Science from Stanford University and an M.B.A. from George Washington University.

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

Debra J. Perry has served as a member of our board of directors since December 2016. Ms. Perry worked at Moody’s Corporation from 1992 to 2004. From 2001 to 2004, Ms. Perry was a senior managing director in the Global Ratings and Research Unit of Moody’s Investors Service, Inc. where she oversaw the Americas Corporate Finance and U.S. Public Finance Groups. From 1999 to 2001, Ms. Perry served as Chief Administrative Officer and Chief Credit Officer, and from 1996 to 1999, she was a group managing director for the Finance, Securities and Insurance Rating Groups of Moody’s Corporation. Ms. Perry has also been a managing member of Perry Consulting LLC, an advisory firm specializing in credit risk management and governance within the financial industry, since 2008. Ms. Perry has served as a director of the Sanford C. Bernstein Fund, Inc., a mutual fund, since July 2011, and Korn/Ferry International, a talent management and executive search firm, since 2008. She was a member of the board of PartnerRe, a Bermuda-based reinsurance company, from June 2013 to March 2016. She was also a trustee of the Bank of America Funds from June 2011 until April 2016. Ms. Perry served on the board of directors of CNO Financial Group, Inc. from 2004 to 2011. In 2014, Ms. Perry was named to the National Association of Corporate Directors’ Directorship 100, which recognizes the most influential people in the boardroom and corporate governance community. From September 2012 to December 2014, Ms. Perry served as a member of the Executive Committee of the Committee for Economic Development (“CED”) in Washington, D.C. a non-partisan, business-led public policy organization, until its merger with the Conference Board, and she continues as a member of CED. Ms. Perry received her B.A. in History from the University of Wisconsin and her M.A. in European History from Yale University.

Robert P. Restrepo Jr. has served as a member of our board of directors since December 2016. Mr. Restrepo retired from State Auto Financial Corporation in 2015, having served as its Chairman from 2006 to December 2015 and as its President and Chief Executive Officer from 2006 to May 2015. Mr. Restrepo has over 40 years of insurance industry experience, having held executive roles at Main Street America Group, Hanover Insurance Group Inc. (formerly Allmerica Financial Corp), Travelers and Aetna. Mr. Restrepo has served as a director of Majesco, a provider of insurance software and consulting services, since August 2015, and RLI Corp., a property and casualty insurance company, since July 2016. Mr. Restrepo also currently serves on the boards of directors of The Larry H. Miller Group of Companies and Nuclear Electric Insurance Limited. Mr. Restrepo received a B.A. in English from Yale University.

James S. Riepe has served as a member of our board of directors since March 2006 and was appointed Non-Executive Chairman of the Board in May 2012, having previously been appointed as Lead Director in February 2009. Mr. Riepe is a retired Vice Chairman and a Senior Advisor at T. Rowe Price Group, Inc. Mr. Riepe served as the Vice Chairman of T. Rowe Price Group, Inc. from 1997 until his retirement in December 2005. Prior to joining T. Rowe Price Group, Inc. in 1981, Mr. Riepe was an Executive Vice President of The Vanguard Group. He has served as a director of LPL Financial Holdings Inc. since February 2008. Mr. Riepe also previously served on the boards of directors of The NASDAQ OMX Group, Inc. from May 2003 to May 2014, T. Rowe Price Group, Inc. from 1981 to 2006 and 57 T. Rowe Price registered investment companies (mutual funds) until his retirement in 2006. He is an Emeritus member of the University of Pennsylvania’s Board of Trustees and Trustee of Penn Medicine. Mr. Riepe received a B.S. in Industrial Management, M.B.A. and Honorary Doctor of Laws degree from the University of Pennsylvania.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.	Exhibits

Number	Description
2.1	Agreement and Plan of Merger, dated as of April 1, 2013, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Sub XLVI, Inc. (renamed Genworth Financial, Inc.) and Sub XLII, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2013)

2.2	Offer Management Agreement, dated as of April 23, 2014, among Genworth Mortgage Insurance Australia Limited, Genworth Financial, Inc., Genworth Financial Mortgage Insurance Pty Limited, Genworth Financial Mortgage Indemnity Limited and the joint lead managers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 21, 2014)

2.3	Irrevocable Offer Deed, dated as of July 22, 2015, by AXA S.A. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.4	Letter Agreement, dated as of July 22, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.5	Sale and Purchase Agreement, dated as of September 17, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.6	Master Agreement, dated as of September 30, 2015, by and between Genworth Life and Annuity Insurance Company and Protective Life Insurance Company (incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.7	Agreement and Plan of Merger, dated October 21, 2016, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 24, 2016)

Number	Description
2.7.1	Waiver and Agreement, dated as of August 21, 2017, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 21, 2017)

2.7.2	Second Waiver and Agreement, dated as of November 29, 2017, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 29, 2017

2.7.3	Third Waiver and Agreement, dated as of February 23, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 26, 2018)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of October 5, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 5, 2015)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006)

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006)

4.4	Second Supplemental Indenture, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.5	Third Supplemental Indenture, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 22, 2016)

4.6	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.8	Supplemental Indenture No. 4, dated as of May 22, 2008, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 22, 2008)

Number	Description
4.9	Supplemental Indenture No. 5, dated as of December 8, 2009, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 8, 2009)

4.10	Supplemental Indenture No. 6, dated as of June 24, 2010, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 24, 2010)

4.11	Supplemental Indenture No. 7, dated as of November 22, 2010, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2010)

4.12	Supplemental Indenture No. 8, dated as of March 25, 2011, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2011)

4.13	Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

4.14	Supplemental Indenture No. 10, dated as of August 8, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2013)

4.15	Supplemental Indenture No. 11, dated as of December 10, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 10, 2013)

4.16	Supplemental Indenture No. 12, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2016)

10.1	Master Agreement, dated July 7, 2009, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Financial Mortgage Insurance Company Canada, Genworth MI Canada Inc. and Brookfield Life Assurance Company Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009)

10.1.1	Amendment No.1 to Master Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Financial Mortgage Insurance Company Canada and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2013)

10.1.2	Assignment and Amending Agreement for Master Agreement, dated October 1, 2015, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Holdings, Inc., Genworth Financial, Inc., Genworth Financial Mortgage Insurance Company Canada and Genworth Financial International Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

Number	Description
10.2	Shareholder Agreement, dated July 7, 2009, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009)

10.2.1	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation of North Carolina (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.2.2	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.2.3	Assignment and Assumption Agreement for Shareholder Agreement, dated August 10, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.2.4	Amending Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Mortgage Holdings, LLC, Genworth Mortgage Insurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina, Genworth Financial International Holdings, Inc., Genworth Residential Mortgage Assurance Corporation and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 1, 2013)

10.2.5	Assignment and Assumption Agreement for Shareholder Agreement, dated July 11, 2014, among Genworth MI Canada Inc., Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.2.6	Assignment and Amending Agreement for Shareholder Agreement, dated October 1, 2015, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Holdings, Inc., Genworth Financial, Inc., Genworth Mortgage Insurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina and Genworth Financial International Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.3	Master Agreement, dated April 23, 2014, between Genworth Financial, Inc. and Genworth Mortgage Insurance Company Australia Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.4	Shareholder Agreement, dated May 21, 2014, among Genworth Mortgage Insurance Australia Limited, Brookfield Life Assurance Company Limited, Genworth Financial International Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.4.1	Accession and Retirement Deed, dated September 15, 2015, among Genworth Financial International Holdings, Inc., Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

Number	Description
10.4.2	Accession and Retirement Deed, dated October 1, 2015, among Genworth Financial International Holdings, LLC, Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.5	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.5.1	Consent and Agreement to Become a Party to Restated Tax Matters Agreement, dated April 1, 2013, among Genworth Financial, Inc., Genworth Holdings, Inc., General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc. and GEI, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 1, 2013)

10.6	Canadian Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) (now known as Genworth Financial Mortgage Insurance Company Canada) and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K filed on June 7, 2004)

10.7	European Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K filed on June 7, 2004)

10.8	Australian Tax Matters Agreement, dated as of May 24, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K field on June 7, 2004)

10.9	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

10.9.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.10.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.11.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)
10.12.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Number	Description
10.12.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.13	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.13.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.14	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.14.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.15.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.16	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.16.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.16.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.17	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.17.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.18	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)
10.18.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.18.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10.18.3	Third Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.19	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.20	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.21	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.22	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.23	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.24	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.25	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.26	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.26.1	Amendment No. 1 to Capital Maintenance Agreement, dated as of December 1, 2013, by and between General Electric Capital Corporation and Union Fidelity Life Insurance Company (received by Genworth Financial, Inc. with all required signatures for effectiveness from General Electric Capital Corporation and Union Fidelity Life Insurance Company in February 2015) (incorporated by reference to Exhibit 10.27.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014

10.27	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)
10.28	Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

10.29§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

Number	Description

10.29.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.29.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

10.30§	Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.31§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.32§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.33§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K filed on December 30, 2004)

10.33.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.33.2§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.33.3§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.33.4§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011)

10.33.5§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.34§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.34.1§	First Amendment to the 2012 Genworth Financial, Inc. Omnibus Incentive Plan, dated as of December 12, 2017 (filed herewith)

10.34.2§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)
10.34.3§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.34.4§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

Number	Description

10.34.5§	Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.34.6§	Stock Appreciation Rights with a Maximum Share Value—CEO New Hire Grant under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.34.7§	Form of Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.34.8§	Form of Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015)

10.34.9§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.35§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

10.36§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.37§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.38§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.38.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.38.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.39§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.40§	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2015)

10.41§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)
10.42§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.43§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

Number	Description

10.44§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.45§	Amended and Restated Genworth Financial, Inc. 2015 Key Employee Severance Plan (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015))

10.46§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.47§	Form of 2016-2018 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.48§	Form of 2017-2019 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2017)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002—Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

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

Dated: February 28, 2018

GENWORTH FINANCIAL, INC.

By:	/s/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 28, 2018

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