Form 10-K/A
period 2017-12-31
GENWORTH FINANCIAL INC
filed 2018-04-03
CIK 1276520

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

As of April 2, 2018, 500,574,453 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A is being filed with respect to Genworth Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018 (the “Form 10-K”). This Amendment updates Part III to contain certain additional information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.

Genworth stated in its 2017 Proxy Statement, filed with the SEC on November 3, 2017, that it expected to hold its 2018 Annual Meeting of Stockholders (the “2018 Annual Meeting”) on or about May 17, 2018. Due to the fact that Genworth and China Oceanwide Holdings Group Co., Ltd. are still working to satisfy the closing conditions under the Agreement and Plan of Merger, dated October 21, 2016, as soon as possible, Genworth does not plan to hold the 2018 Annual Meeting in May 2018. In the event Genworth is required to hold the 2018 Annual Meeting later in 2018, a press release will be issued, with sufficient notice to stockholders, announcing: (i) the date, time and location of the 2018 Annual Meeting; (ii) the new deadline for receipt of stockholder proposals submitted under Rule 14a-8 of the Securities Exchange Act of 1934 (the “Exchange Act”) for inclusion in Genworth’s proxy materials for the 2018 Annual Meeting; and (iii) the new deadline for written notice of director nominations and other business proposals that stockholders intend to be presented at the 2018 Annual meeting outside of Rule14a-8 of the Exchange Act.

As used in this Amendment, the terms “Genworth,” the “company,” “we,” “our” and “us” refer to Genworth Financial, Inc.

Genworth Financial, Inc.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS

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

The following sets forth certain biographical information with respect to our executive officers listed above.

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

OUR BOARD OF DIRECTORS

The table below sets forth information about the members of the Genworth Financial, Inc. Board of Directors (the “Board” or the “Board of Directors”), including their ages and length of service on our Board. James A. Parke, who had served as a member of the Board since 2004, passed away on February 21, 2018. As a result, the Board set the size of the Board of Directors at nine members effective February 26, 2018. The Board has determined that eight of the nine directors are independent directors under the New York Stock Exchange (“NYSE”) listing requirements and our Governance Principles.

Director	Age		Director Since
William H. Bolinder	74	*	2010
G. Kent Conrad	70		2013
Melina E. Higgins	50		2013
Thomas J. McInerney	61		2013
David M. Moffett	66		2012
Thomas E. Moloney	74	*	2009
Debra J. Perry	66		2016
Robert P. Restrepo Jr.	67		2016
James S. Riepe+	74	*	2006

*	Our Governance Principles state that directors generally will not be nominated for election to our Board of Directors after their 73rd birthday, although the Board may nominate candidates over 73 for special circumstances. On October 19, 2017, the Board of Directors determined that special circumstances existed to nominate for election to the Board at the 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”) each of Mr. Bolinder, Mr. Moloney and Mr. Riepe after his 73rd birthday. At the 2017 Annual Meeting on December 13, 2017, the stockholders voted to elect each of Mr. Bolinder, Mr. Moloney and Mr. Riepe to the Board of Directors to hold office until the 2018 Annual Meeting and until his successor has been elected and qualified.
+	Non-Executive Chairman of the Board

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

Qualifications: Mr. McInerney offers insight into our company from his current role as the President and Chief Executive Officer. He also brings extensive knowledge of the insurance and financial services industries gained through almost 40 years of experience serving in significant leadership positions with Genworth, ING Groep NV and Aetna.

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

Thomas E. Moloney, former Senior Executive Vice President and Chief Financial Officer of John Hancock Financial Services, Inc.

Mr. Moloney served as the interim Chief Financial Officer of MSC—Medical Services Company (“MSC”) from December 2007 to March 2008. He retired as the Senior Executive Vice President and Chief Financial Officer of John Hancock Financial Services, Inc. in December 2004. He had served in this position since 1992. Mr. Moloney served in various roles at John Hancock Financial Services, Inc. during his tenure from 1965 to 1992, including Vice President, Controller, and Senior Accountant. Mr. Moloney has served as a director of SeaWorld Entertainment, Inc. since January 2015. He also previously served as a director of MSC from 2005 to 2012 (MSC was acquired in 2012 and ceased to be a public company in 2008). Mr. Moloney is on the boards of Nashoba Learning Group and the Boston Children’s Museum (past Chairperson), both non-profit organizations. Mr. Moloney received a B.A. in Accounting from Bentley University and holds a Silver Level Executive Masters Professional Director Certification from the Corporate Directors Group.

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

Debra J. Perry, former Executive at Moody’s Investor Service, Inc.

Ms. Perry worked at Moody’s Corporation from 1992 to 2004. From 2001 to 2004, Ms. Perry was a senior managing director in the Global Ratings and Research Unit of Moody’s Investors Service, Inc. where she oversaw the Americas Corporate Finance and U.S. Public Finance Groups. From 1999 to 2001, Ms. Perry served as Chief Administrative Officer and Chief Credit Officer, and from 1996 to 1999, she was a group managing director for the Finance, Securities and Insurance Rating Groups of Moody’s Corporation. Ms. Perry has also been a managing member of Perry Consulting LLC, an advisory firm specializing in credit risk management and governance within the financial industry, since 2008. Ms. Perry has served as a director of Assurant, Inc., a provider of risk management solutions, since August 2017, the Sanford C. Bernstein Fund, Inc., a mutual fund, since July 2011, and Korn/Ferry International, a talent management and executive search firm, since 2008. She was a member of the board of PartnerRe, a Bermuda-based reinsurance company, from June 2013 to March 2016. She was also a trustee of the Bank of America Funds from June 2011 until April 2016. Ms. Perry served on the board of directors of CNO Financial Group, Inc. from 2004 to 2011. In 2014, Ms. Perry was named to the National Association of Corporate Directors’ Directorship 100, which recognizes the most influential people in the boardroom and corporate governance community. From September 2012 to December 2014, Ms. Perry served as a member of the Executive Committee of the Committee for Economic Development (“CED”) in Washington, D.C. a non-partisan, business-led public policy organization, until its merger with the Conference Board, and she continues as a member of CED. Ms. Perry received her B.A. in History from the University of Wisconsin and her M.A. in European History from Yale University.

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

Committees: Mr. Restrepo serves as the Chair of the Audit Committee and as a member of the Management Development and Compensation Committee.

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

Code of Business Conduct and Ethics

All of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, must act ethically at all times and in accordance with the policies comprising our code of business conduct and ethics set forth in Genworth’s Code of Ethics (“Code of Ethics”). If an actual or potential conflict of interest arises for a director, the director shall promptly inform the chief executive officer. To view our Code of Ethics, go to www.genworth.com, select “Investors,” then select “Corporate Governance,” then select “Code of Business Conduct & Ethics” and finally select “Genworth Code of Ethics.” Section 11 of our Governance Principles, which are available on our website, more fully addresses our Code of Ethics. Under our Governance Principles, the Board will not permit any waiver of any ethics policy for any director or executive officer. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to our Code of Ethics.

Communication with Genworth’s Board of Directors

The Board of Directors has established a process for stockholders and other interested persons to communicate directly with Genworth and its non-management directors. Information regarding this process, including how to email or write our non-management directors, may be found on our website. To view this process, go to www.genworth.com, select “Investors,” then select “Corporate Governance” and finally select “Contact the Board.” Concerns relating to accounting, internal accounting controls and auditing matters may also be submitted confidentially and anonymously through the methods specified on our website. You may direct your communications to our non-management directors as a group or individually, or to any committee of the Board of Directors. The Corporate Secretary or Genworth’s ombudsperson monitors, reviews and sorts all written communications to the non-management directors. Communications related to matters that are within the scope of the responsibilities of the Board of Directors are forwarded to the Board of Directors, the relevant committee of the Board or an individual director, as appropriate.

The Corporate Secretary or Genworth’s ombudsperson forwards correspondence related to routine business and customer service matters to the appropriate management personnel. The Corporate Secretary or Genworth’s ombudsperson will immediately consult with the Audit Committee Chairman, who will determine whether to communicate further with the Audit Committee and/or the full Board of Directors with respect to the correspondence received relating to accounting, internal accounting controls, auditing matters or officer conduct.

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

As a group, apart from Mr. McInerney, our directors include three former chief executive officers (Mr. Bolinder, Mr. Moffett and Mr. Restrepo), two former chief financial officers (Mr. Moffett and Mr. Moloney), five directors with a background in insurance (Mr. Bolinder, Mr. Moffett, Mr. Moloney, Ms. Perry and Mr. Restrepo), one director with mortgage experience (Mr. Moffett), six directors with risk experience (Mr. Bolinder, Mr. Moffett, Mr. Moloney, Ms. Perry, Mr. Restrepo and Mr. Riepe), seven directors with experience in mergers and acquisitions (Mr. Bolinder, Ms. Higgins, Mr. Moffett, Mr. Moloney, Ms. Perry, Mr. Restrepo and Mr. Riepe), six directors with a background in finance and investment management (Mr. Bolinder, Ms. Higgins, Mr. Moffett, Mr. Moloney, Ms. Perry and Mr. Riepe), two directors with healthcare and medical experience (Sen. Conrad and Ms. Higgins), one director with consumer marketing experience (Mr. Riepe), three directors with public policy experience (Sen. Conrad, Mr. Moffett and Mr. Restrepo), two directors with technology experience (Mr. Moloney and Mr. Riepe), three directors with restructuring and turnaround experience (Ms. Higgins, Ms. Perry and Mr. Restrepo), five directors with a background in asset management (Mr. Bolinder, Ms. Higgins, Mr. Moffett, Ms. Perry and Mr. Riepe), and six directors with international experience (Mr. Bolinder, Ms. Higgins, Mr. Moffett, Mr. Moloney, Ms. Perry and Mr. Riepe). See the Our Board of Directors section above for a description of each director’s complete biographical information, qualifications and skills.

Subject to the rights of the holders of any outstanding series of our preferred stock, our certificate of incorporation provides that the number of authorized directors of our company will be fixed from time to time by a resolution adopted by our Board of Directors, but will not be less than one nor more than fifteen. Our Governance Principles further state that the size of the Board should be in the range of seven to 15 directors. Our Board of Directors set the size of the Board of Directors at nine members, effective February 26, 2018, but continues to evaluate the optimal size for the Board and may consider the addition of one or more independent directors to the Board in the future.

Our Governance Principles provide that directors who serve as chief executive officers or in equivalent positions for other public companies should not serve on more than two other boards of public companies in addition to the Genworth Board and other directors should not serve on more than four other boards of public companies in addition to the Genworth Board.

Board Committees

The four standing committees of the Board are the Audit Committee, Management Development and Compensation Committee, Nominating and Corporate Governance Committee and Risk Committee. These committees are described below. The Board has established written charters for each of its four standing committees. Our Board of Directors may also establish various other committees from time-to-time to assist it in carrying out its responsibilities.

Audit Committee

The Board has established the Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee consists solely of “independent” directors as defined by the applicable rules of the NYSE and the SEC and by our Governance Principles. In addition, the Board has determined that all four of the Audit Committee’s current members, Messrs. Moloney, Restrepo and Riepe and Ms. Perry, are “audit committee financial experts,” as defined by SEC rules.

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

In addition to considering candidates suggested by stockholders, the Nominating Committee considers potential candidates recommended by current directors, company officers, employees and others. The Nominating Committee has also engaged an outside search firm to assist in identifying and evaluating potential director candidates. The Nominating Committee considers all potential candidates regardless of the source of the recommendation and determines whether potential candidates meet our qualifications, qualities and skills for directors. Where there is an interest in a particular candidate, the Nominating Committee’s review is multi-

faceted and typically includes a review of written materials regarding the candidate, due diligence performed internally and externally, a review of a completed candidate questionnaire and one or more interviews with members of the Nominating Committee.

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

To our knowledge, all filings required to be made by reporting persons during 2017 were timely made in accordance with the requirements of Section 16(a) of the Exchange Act.

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

In reliance on the review and discussion referred to above, the Management Development and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Genworth’s Form 10-K for the fiscal year ended December 31, 2017, which has been or will be filed with the U.S. Securities and Exchange Commission.

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

•	Thomas J. McInerney, President and Chief Executive Officer (“CEO”);

•	Kelly L. Groh, Executive Vice President and Chief Financial Officer (“CFO”);

•	Kevin D. Schneider, Executive Vice President and Chief Operating Officer (“COO”);

•	Ward E. Bobitz, Executive Vice President and General Counsel (“General Counsel”); and

•	Daniel J. Sheehan IV, Executive Vice President—Chief Investment Officer (“CIO”).

Executive Summary

We aligned named executive officer incentives in 2017 with the execution of financial and other strategic initiatives that would improve our operating performance, enable strategic flexibility of our life and long-term care (“LTC”) insurance businesses, and increase returns in our mortgage insurance businesses. We met or exceeded our key operational, strategic and financial objectives for 2017 across all businesses, with the exception of our Australia mortgage business. However, after excluding the U.S. GAAP impact of the earnings curve adjustment of the Australia mortgage business, which has no impact on the overall long-term profitability of the business, the business was deemed by the Compensation Committee to be performing at target and delivering solid underlying earnings performance.

Following an active and extensive two-year strategic review process, Genworth entered into an agreement and plan of merger (the “Merger Agreement”), dated October 21, 2016, with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Parent. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth with Genworth surviving the merger as an indirect, wholly-owned subsidiary of Parent. Parent is a subsidiary of China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “Oceanwide”). Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. The transaction has been approved by Genworth’s stockholders, and is subject to other closing conditions, including the receipt of regulatory approvals.1

2017 Company Performance

Below is a summary of our key performance results for 2017:

Mortgage Insurance

•	Our U.S. and Canada mortgage insurance businesses significantly exceeded their goals with respect to adjusted operating income[2] and operating ROE[3], while our Australia mortgage insurance business, after

(1)	This Compensation Discussion and Analysis, as well as the compensation disclosure that follows under Item 12, are presented without regard to the terms of the proposed merger with Oceanwide. For further information regarding the terms, conditions and interests of certain persons under the proposed merger, see our proxy statement for the special meeting of stockholders held on March 7, 2017, which was filed on January 25, 2017.
(2)	“Adjusted operating income (loss)” equals income (loss) from continuing operations excluding the after-tax effects of income (loss) attributable to non-controlling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs, and infrequent or unusual non-operating items.
(3)	“Operating ROE” for each of our mortgage insurance businesses is defined in the table outlining key financial metrics on page 22.

excluding the U.S. GAAP impact of its earnings curve adjustment, which has no impact on the overall long-term profitability of the business was deemed to be performing at target and delivering solid underlying earnings performance.

•	We exceeded our internal goals for our PMIERs capital requirements in our U.S. mortgage insurance business and exceeded internal goals for its new business pricing returns and other strategic metrics; and

•	We maintained prudent top-line growth in our Canada mortgage insurance business within risk tolerances, and maintained strong portfolio quality and strong capital ratios.

U.S. Life Insurance

•	We exceeded our internal targets for premium rate increases on our unprofitable legacy blocks of long-term care insurance, and continued execution of our multi-year rate action filing plan;

•	We exceeded our internal goals with respect to our operating income metric as described in the annual incentive section below; and

•	We made meaningful progress toward the separation and isolation of our long-term care insurance business through reinsurance transactions in 2017.

Corporate and Other

•	We had strong investment portfolio performance, exceeding our goals for net investment income, impairments and trading losses for the year;

•	We ended the year with holding company cash and cash equivalents of $870 million[4], which remained above our target of one and one-half times annual debt service, plus a $350 million buffer; and

•	2017 net income was $817 million and adjusted operating income[2] was $696 million.

Impact of 2017 Performance on Compensation

Our operating performance in 2017, as well as our trailing three-year performance, have directly impacted our named executive officer compensation, as follows:

•	The company met or exceeded our key operational, strategic and financial objectives for 2017 across all businesses, with the exception of our Australia mortgage business. However, after excluding the U.S. GAAP impact of the earnings curve adjustment of the Australia mortgage business, which has no impact on the overall long-term profitability of the business, the business was deemed to be performing at target and delivering solid underlying earnings performance.

•	Annual incentive awards for our other named executive officers were also above target, and were based on performance for their respective areas of responsibility and contributions made toward closing the Oceanwide transaction;

•	Based on our trailing three-year performance, our 2014—2016 performance stock unit (“PSU”) awards and 2015—2017 PSU awards did not result in any share payouts to the named executive officers; and

•	The aggregate value of outstanding long-term equity awards (both vested and unvested) held by our named executive officers continues to be below targeted values, consistent with the decline in our stock price in the past few years.

(4)	Comprises cash and cash equivalents of $795 million and U.S. government bonds of $75 million as of December 31, 2017.

Impact of Performance on CEO Compensation

The following illustrations summarize the total direct compensation for our CEO for 2013 through 2017 through three different perspectives: reported pay, which values long-term equity awards based on a grant-date fair value; realizable pay, which reflects the accumulated spread or nominal value of outstanding equity awards as of December 31, 2017 for awards made in the represented year; and realized pay, which shows the value actually realized from any stock appreciation rights (“SARs”) exercised and restricted stock units (“RSUs”) vested during the period.

Because we aligned the largest portion of our CEO’s initial compensation package in 2013 with stockholder value through an award of SARs, which only yields value to the extent the stock price appreciates above the base price established on the grant date, there is a significant difference between reported pay in 2013 for long-term equity, and what that initial award has yielded in terms of either realizable pay or realized pay. For example, the base price of Mr. McInerney’s initial grant of SARs upon his hire in 2013 was $7.90, with a reported value of approximately $7.1 million. However, primarily because of significant challenges in our legacy long-term care insurance books of business, our stock price as of the end of 2017 was significantly below the base price for that award, resulting in no value related to that award in the realizable pay column for 2013, and none of those SARs have been exercised, resulting in no value as realized pay for any of the subsequent years.

CEO Reported, Realizable and Realized Pay

(1)	Reported Pay represents: (i) base salary paid; (ii) actual annual incentive earned for performance in the period; and (iii) the grant-date fair value of any equity-based awards granted during the period (SARs, RSUs, or target value of PSUs), each as reported in the Summary Compensation Table for the applicable year. Reported pay excludes any amounts shown as “all other compensation” in the Summary Compensation Table for illustrative purposes.

(2)	Realizable Pay represents: (i) base salary paid; (ii) actual annual incentive earned for performance in the period; and (iii) the value as of December 31, 2017, based on our closing price of $3.11 of any outstanding long-term equity awards granted during the applicable year.

Realizable pay for 2013 does not include any value for the outstanding SARs granted as part of Mr. McInerney’s initial compensation package because the closing price of our stock on December 31, 2017 was below the exercise price of the SARs. It also does not include any value related to his initial grant of RSUs, which have all since vested and are reflected as Realized Pay in the year vested.

Realizable pay for 2014 and 2015 do not include any outstanding value for the 2014-2016 or 2015-2017 PSUs respectively because company performance was below threshold levels and those awards have been cancelled.

Realizable pay for 2016 includes the estimated value of 2016-2018 PSUs awarded in 2016 based on applying 2017 year-end projected performance against the performance goals, and then reflecting achievement at the next highest performance milestone. As of the end of 2017, we estimate performance for these awards to be performing at or above target. For purposes of this table, we have shown the value as of December 31, 2017 of the maximum number of PSUs (125%).

Realizable pay for 2017 includes 2017-2019 PSUs awarded in 2017 based on applying 2017 year-end projected performance against the performance goals, and then reflecting achievement at the next highest performance milestone. As of the end of 2017, we estimate performance for these awards to be performing at or above target. For purposes of this table, we have shown the value as of December 31, 2017 of the maximum number of PSUs (150%).

(3)	Realized Pay represents: (i) base salary paid; (ii) actual annual incentive earned for performance in the period; and (iii) the pre-tax value of any RSUs vested or SARs exercised during the period, valued at the time of such vesting or exercise. No SARs have been exercised and no awards of PSUs have vested in the reported timeframe as PSUs which would have been earned in this timeframe have not met threshold performance goals and have therefore been cancelled.

Additional Key Compensation Developments

•	Our CEO was awarded a regular and competitively-sized annual long-term equity grant in the first quarter of 2016 and 2017, respectively, which was different from 2014 and 2015 because his initial long-term equity grants awarded at the time of his hire in January 2013 were intended to provide three-years of annual equity incentive values covering 2013-2015.

•	In 2017, we granted our CEO a long-term incentive award consisting of 50% PSUs and 50% RSUs, consistent with our other NEOs. We changed to this more balanced approach of granting our CEO a combination of performance-based and time-vesting awards because we believe this approach provides both incentive for performance and retention value, while driving share ownership and continued stockholder alignment.

•	Certain previously awarded cash retention incentives for Ms. Groh and Messrs. Schneider and Sheehan were earned in 2017. These incentives were established in prior years based on the individual’s demonstrated sustained leadership and importance to the company’s strategic review initiatives. Our CEO has not been awarded any cash retention incentives.

Consideration of Last Year’s Advisory Stockholder Vote on Executive Compensation

At the 2017 Annual Meeting of Stockholders held on December 13, 2017, over 94% of the shares voted were cast in favor of the compensation of the company’s named executive officers, as discussed and disclosed in the 2017 proxy statement. Annual advisory votes to approve named executive officer compensation serve as a tool to help guide the Compensation Committee in evaluating the alignment of the company’s executive compensation programs with the interests of the company and our stockholders. We also reach out from time to time to obtain stockholder input on the company’s compensation and governance practices, and to address any questions they may have. In considering the results of the 2017 advisory vote to approve named executive officer compensation, the Compensation Committee concluded that the company’s overall pay practices and the compensation paid to our named executive officers for 2017 relative to the company’s performance enjoyed strong stockholder support, and did not make any specific changes to our compensation program as a result of the vote.

Governance and Principles Underlying Our Compensation Programs

Our objective in compensating executive officers is to attract, retain and motivate employees of superior ability who are dedicated to the long-term interests of our stockholders. This has proven to be a significant issue for the company as challenges from legacy long-term care insurance blocks of business have materially impaired the financial performance and stockholder value of the company. The following principles guide our compensation program design and individual compensation decisions. Additionally, we have highlighted below key elements of our compensation programs or policies for named executive officers that illustrate how we support these principles in practice:

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

•  A significant portion of annual compensation of our NEOs is completely at risk

•  Our CEO pay that is completely at risk is approximately 60% of total pay

•  The pay of our other NEOs that is completely at risk is approximately 55%

•  Annual long-term equity grants constitute the largest component of target compensation for executive officers

•  Annual incentive goals align NEO compensation with performance in their area of responsibility

Total compensation opportunities should be competitive within the relevant marketplace.	• Our compensation benchmarking approach, as described below, and annual review of the composition of our peer group

Our incentive compensation should reward financial and operational performance, and allow for qualitative assessment.

•  In determining annual incentive awards, the Compensation Committee measures performance against specific financial objectives for the person’s area of responsibility, together with a qualitative assessment of operational performance and other results

•  As noted above, this qualitative assessment is particularly important because of the significant impact on the performance of the company caused by the legacy long-term care insurance blocks of business

•  Our PSUs reward achievement of specific longer-term company objectives, while the Compensation Committee reserves the flexibility of negative discretion at payout

Our Guiding Principles	Examples of Programs or Policies That Support Our Principles

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

Role of Management and Compensation Consultants

Our CEO and Executive Vice President—Human Resources regularly attend meetings of the Compensation Committee to provide analysis, details and recommendations regarding the company’s executive compensation programs and plan design. Our COO also periodically attends Compensation Committee meetings to provide additional analysis of business performance and strategy, context for understanding incentive goals and results, and his perspectives on leadership and talent within our operating businesses. Our CEO provides the Compensation Committee with performance assessments and compensation recommendations in his role as a manager for individual named executive officers (other than himself). The Compensation Committee, typically in the first quarter of each year, then determines and approves annual incentive award payouts for the prior year, any adjustments to base salary, target annual incentives for the upcoming year, and awards of long-term incentives to executive officers. For more information on the compensation decisions made in 2017, see the Our Annual Compensation Program section below.

The Compensation Committee has retained Steven Hall & Partners, LLC, an independent compensation consultant, to assist in reviewing and analyzing compensation data for our CEO and other named executive officers. The compensation consultant regularly attends Compensation Committee meetings and meets with the Compensation Committee in executive session without management present. The Compensation Committee occasionally requests special studies, assessments of market trends and education regarding changing laws and regulations from the compensation consultant to assist the Compensation Committee in its decision-making processes for the CEO and other executive officers. For example, in 2017, the compensation consultant supported the Compensation Committee’s evaluation of the peer group to be used for benchmarking purposes and recommended no changes to the group. The compensation consultant provides the Compensation Committee with advice, but does not determine the amount or form of compensation for our named executive officers.

The Compensation Committee assessed the independence of the compensation consultant and other advisors pursuant to SEC rules and concluded that no conflict of interest exists that would prevent the compensation consultant or other advisors from independently advising the Compensation Committee.

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

The Compensation Committee typically utilizes a combination of publicly available information related to a specific list of peer companies (the “Peer Group”), as well as information available through market compensation surveys to provide a broad perspective of market practice. While no individual company matches our lines of business precisely, the Peer Group is intended to represent, in the aggregate, companies with revenue sources and talent demands similar to the company. With respect to size, we generally look at revenue or total assets as indicators of comparability rather than market capitalization due to our legacy long-term care insurance business and the potential for volatility year over year as stock prices change. The companies included in market surveys used by the company are not individually identifiable for a particular executive position (and therefore we are not benchmarking against any particular company within the survey), and also may change from year-to-year based on voluntary participation in the market surveys we use, mergers and divestitures, or changes in corporate structure.

To the extent we make changes to our business portfolio, or as peer companies adjust their own business lines or distribution channels, we will consider adding peers, or removing peers which no longer have revenue sources and talent demands similar to ours. The Compensation Committee will consider advice and recommendations developed by its compensation consultant to support our benchmarking principles. The Peer Group used when considering 2017 compensation actions was composed of the following companies:

Aflac, Inc.	Fidelity National Financial	Principal Financial Group, Inc.
American Financial Group, Inc.	First American Financial Corporation	Radian Group
Assurant, Inc.	Hanover Insurance Group	Reinsurance Group of America, Inc.
CNA Financial Corporation,	Lincoln National Corporation	Unum Group
CNO Financial Group, Inc.	MGIC Investment Corporation

In 2017, and following determination of 2017 compensation for our named executive officers, our Compensation Committee reviewed our Peer Group and determined that no changes were needed as it is appropriate based on company size, sources of revenue and sources of talent.

Our Annual Compensation Program

Our 2017 annual compensation program for named executive officers consists of the following key elements: base salary, annual incentive, and annual long-term equity grants (including RSUs and PSUs). A significant portion of annual compensation of our NEOs is completely at risk.

(1)	Represents 2017 annual incentive at target.
(2)	Represents grant date fair value of equity awards made in 2017.

Below is a summary and assessment of actions taken with respect to our annual compensation program for our named executive officers.

Base Salary

Base salaries are generally intended to reflect the scope of an executive officer’s responsibilities and level of experience, reward sustained performance over time and be market-competitive. In February 2017, the Compensation Committee undertook its annual review of executive officer base salaries. The Compensation Committee approved salary increases for Ms. Groh of 9% and Mr. Bobitz of 17% as a continuation of base salary progressions to market competitive levels following their promotions in 2015. The Compensation Committee determined to not make any base salary adjustments for the other named executive officers at that time as the existing base salaries were considered competitive within the marketplace for their roles.

Annual Incentive

In our annual incentive program, we review performance against clear financial objectives, together with a qualitative assessment of operational objectives and other accomplishments toward strategic priorities not necessarily reflected in annual financial results. Each named executive officer has an annual incentive target, expressed as a percentage of base salary. The 2017 target annual incentive opportunities for our named executive officers ranged from 100% to 200% of base salary, and payout opportunities for 2017 ranged from zero to 200% of their individual target amount. Individual annual incentive targets are reported in the 2017 Grants of Plan-Based Awards Table below.

The key financial objectives used to measure 2017 performance and the related results are summarized below. Adjusted operating income (loss) and operating Return on Equity (ROE) represented key top-level measures of financial performance for our mortgage insurance businesses. In our U.S. life insurance companies, we measured incremental premiums approved for long-term care insurance in-force rate actions and an operating income metric.

Performance Unit	Key Financial Metrics ($ in millions)	2017 Target	2017 Measured Result	Variance
U.S. Mortgage Insurance (1)	Adjusted operating income	$270	$311	$41
	Operating ROE (unlevered 5 pt average)	13.7%	15.2%	150 bps

Canada Mortgage Insurance (2)	Adjusted operating income	$130	$157	$27
	Operating ROE (unlevered 5 pt average)	6.9%	8.1%	120 bps
Australia Mortgage Insurance (3)	Adjusted operating income	$40	$(88)	$(128)
	Operating ROE (unlevered 5 pt average)	7.0%	(13.6)%	NM	(9)

U.S. Life Insurance (4)	Gross incremental premiums approved for LTC in-force rate actions	$174	$198	$24
	Operating income metric(5)	$175	$200	$25
Investments	Net investment income (6)	$3,161	$3,197	$36
	Total company adjusted U.S.GAAP impairments and trading losses (7)	$(60)	$134	$194
	U.S. Life Insurance statutory impairments and trading losses and capital/credit migration impact (8)	$(120)	$71	$191

(1)	Operating ROE for our U.S. mortgage insurance business equals adjusted operating income divided by average ending Genworth’s stockholders’ equity, excluding accumulated other comprehensive income (loss), for the most recent five quarters. The planned Operating ROE target assumed that the Oceanwide transaction would have closed during 2017, requiring the write-off of Deferred Tax Assets of approximately $300 million and a resultant reduction of equity. The actual results were normalized as if this write-off had occurred.
(2)	Operating ROE for our Canada mortgage insurance business equals adjusted operating income excluding our portion of interest expense related to debt using our ownership percentage of 57.1%, divided by average ending Genworth’s stockholders’ equity, excluding accumulated other comprehensive income (loss) and our portion of debt, for the most recent five quarters.
(3)	Operating ROE for our Australia mortgage insurance business equals adjusted operating income excluding our portion of interest expense related to debt using our ownership percentage of 52%, divided by average ending Genworth’s stockholders’ equity, excluding accumulated other comprehensive income (loss) and our portion of debt, for the most recent five quarters. After excluding the U.S. GAAP impact of the earnings curve adjustment of the Australia mortgage business, which has no impact on the overall long-term profitability of the business, the business was deemed by the Compensation Committee to be performing at target and delivering solid underlying earnings performance.
(4)	In-force rate actions approved and implemented in 2017, which represented a weighted-average increase of 28% on $714 million in annualized LTC in-force premiums, or approximately $198 million.

(5)	The U.S. Life Insurance operating income metric includes the results of our Runoff segment and excludes certain in-force reserve adjustments related to assumptions, methodology and modeling refinements, and guaranty fund assessments, and was calculated as follows:

(amounts in millions)
U.S. Life Insurance and Runoff adjusted operating income	$73
Excludes:
Assumption updates	104
Methodology and modeling refinements	17
Guaranty fund assessments	6

U.S. Life Insurance and Runoff operating income metric	$200

(6)	2017 measured results for net investment income were adjusted to be translated at planned foreign exchange rates, which reduced net investment income by $3 million.
(7)	Total company adjusted U.S. GAAP impairments and trading losses were calculated as follows:

(amounts in millions)
Net investment gains (losses)	$265
Excludes:
Gains on derivatives	(97)
Foreign exchange impact	(19)
Commercial loan valuation allowance	(6)
Other mark to market adjustments	(9)

Total company adjusted U.S. GAAP impairments and trading losses	$134

(8)	Investment impairments and trading losses are calculated in accordance with statutory accounting rules and the capital/credit migration impact represents statutory risk-based capital impact to U.S. Life Insurance companies from changes in National Association of Insurance Commissioners or “NAIC” rating of invested assets shown at a 350% multiple.
(9)	We define “not meaningful” (NM) for increases or decreases greater than 200%.

For 2017, the company also identified and disclosed certain key strategic priorities designed to have an impact on company financial performance and stockholder value over time. The Compensation Committee took these strategic priorities into account when evaluating the performance of our named executive officers and consideration was given for the accomplishments in their areas of responsibility. These key strategic priorities, and related accomplishments in 2017, included:

Key Strategic Priority	2017 Key Accomplishments/Results
Close Oceanwide Transaction & Transition Execution

•  Obtained stockholder approval of the transaction in March of 2017

•  Obtained conditional regulatory approval in North Carolina, South Carolina, Vermont and Virginia

•  Ongoing work and active engagement with Oceanwide to gain regulatory approvals for the transaction

Actual performance against any particular financial or strategic objective noted above did not result in any pre-determined or formulaic payouts. Instead, the Compensation Committee reviewed overall performance results against the applicable objectives in determining the actual payouts of annual incentives and also considered the performance of each named executive officer in their respective area of responsibility. A discussion of the relevant metrics and performance as they relate to specific annual incentives awarded to each named executive officer follows. Amounts paid for 2017 are reported under the Non-Equity Incentive Plan Compensation—Annual Incentive column of the 2017 Summary Compensation Table.

Mr. McInerney

Mr. McInerney’s annual incentive award for 2017 was above his targeted amount based on several factors, including his extraordinary contributions in support of gaining regulatory approvals for the Oceanwide transaction, while still achieving above target financial results in the majority of our operating businesses for the year, including:

•	above target results for adjusted operating income and operating ROE in our U.S. and Canada mortgage insurance businesses, while our Australia mortgage insurance business, after excluding the U.S. GAAP impact of the earnings curve adjustment, which has no impact on the overall long-term profitability of the business, was deemed to be performing at target and delivering solid underlying earnings performance;

•	above target results for operating income metric for our U.S. Life Insurance segment; and

•	above target results for key financial goals listed above for our investments organization.

Additionally, consideration was given for Mr. McInerney’s accomplishments against key strategic and operational objectives set out at the beginning of the year, including:

•	continued meaningful progress toward developing a new long-term care insurance business model and regulatory framework with the National Association of Insurance Commissioners;

•	continued progress regarding the potential separation and isolation of our long-term care insurance business, as noted above; and

•	making significant progress toward closing the Oceanwide transaction and transition execution, including receipt of stockholder approval in March 2017, and conditional approval from four state regulatory agencies in 2017.

Based on these factors and after considering inputs from the Board, the Compensation Committee approved an annual incentive award of $3,000,000 for Mr. McInerney, or approximately 150% of his targeted amount, for 2017.

Ms. Groh

Ms. Groh’s annual incentive award for 2017 primarily reflects her contributions in achieving and exceeding the majority of our financial and non-financial objectives noted above. Other key factors taken into consideration in determining Ms. Groh’s annual incentive award were:

•	providing leadership and continued support for the company’s efforts toward potential separation and isolation of our long-term care insurance business;

•	active leadership and significant contributions to support the planning for and regulatory approval of the execution of the closing of the Oceanwide transaction in both the U.S. and China;

•	continued active leadership in managing ratings agencies and other key capital markets relationships; and

•	active leadership to drive the improvement and governance of our finance and actuarial capabilities.

Based on these factors, the Compensation Committee approved an annual incentive award of $900,000 for Ms. Groh, or approximately 150% of her targeted amount, for 2017.

Mr. Schneider

Mr. Schneider’s annual incentive award primarily reflects his role as our COO, in which he is primarily responsible for the financial and operating performance of our businesses. Our U.S. and Canada mortgage insurance businesses significantly exceeded their respective financial goals, and our Australia mortgage insurance business, after excluding the U.S. GAAP impact of the earnings curve adjustment, which has no impact on the overall long-term profitability of the business, was deemed to be performing at target and delivering solid underlying earnings performance. Our U.S. Life Insurance businesses also performed above target. Other key factors taken into consideration in determining Mr. Schneider’s annual incentive award were:

•	providing significant support for the company’s efforts to achieve regulatory approvals for the Oceanwide transaction;

•	significant contributions to reducing operating expenses; and

•	managing numerous projects to improve the operating performance and customer service capabilities of our businesses.

Based on these factors, the Compensation Committee approved an annual incentive award of $1,630,000 for Mr. Schneider, or approximately 150% of his targeted amount, for 2017.

Mr. Bobitz

Mr. Bobitz’s annual incentive award for 2017 primarily reflects his contributions as our General Counsel to support the achievement of our key strategic and non-financial objectives noted above. Other key factors taken into consideration in determining Mr. Bobitz’s annual incentive award were:

•	leadership in managing Genworth’s regulatory relationships and outcomes, especially in coordinating the various regulatory filings for approval of the Oceanwide transaction;

•	management of key compliance and litigation matters affecting the company; and

•	significantly improving the legal and compliance training for Genworth employees to reduce future legal and compliance risks.

Based on these factors, the Compensation Committee approved an annual incentive award of $750,000 for Mr. Bobitz, or approximately 150% of his targeted amount, for 2017.

Mr. Sheehan

Mr. Sheehan’s annual incentive award primarily reflects his above target results in managing Genworth’s investment portfolios. As an active member of the corporate leadership team, weight was also given to his contributions to the financial and strategic accomplishments noted above. Key accomplishments in managing our investment portfolio results included:

•	achieving above target results for net investment income;

•	achieving outstanding impairment results and significant trading gains in our investment portfolios;

•	exceeding targeted allocations across private asset classes, including commercial mortgage loans, private placements and alternative asset commitments; and

•	successfully re-negotiating current derivative counterparty agreements, and negotiating new counter party agreements.

Based on these factors, the Compensation Committee approved an annual incentive award of $1,900,000 for Mr. Sheehan, or approximately 180% of his targeted amount, for 2017.

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

The CEO prepares a recommendation for the annual long-term equity grant compensation value for each of the named executive officers (other than himself), and the company uses a 20-day historical average closing price in February and/or March to create an estimate of the grant-date fair value of a share for planning purposes. The compensation value is converted to a number of shares, typically rounded, and then provided to the Compensation Committee for approval. This approach mitigates the impact of short-term fluctuations in stock price on award levels, allows for clear understanding of both share levels and approximate compensation values at the time of Compensation Committee approval, and facilitates delivering rounded award amounts. The Compensation Committee approves a number of shares at the end of this process. The compensation consultant works with the Compensation Committee to determine annual long-term equity grant awards to the CEO using this same approach, and the Compensation Committee approves awards to the CEO after reviewing the proposal with the Board in executive session.

Our equity awards to executive officers have included, over time, different combinations of SARs, PSUs and RSUs. Taken together, we believe our annual equity grants provide our named executive officers with effective retention value and appropriate incentives to achieve long-term company performance objectives, while aligning our executive officer compensation program with the long-term interests of our stockholders. For 2017, our named executive officers’ long-term equity grants were awarded 50% in PSUs and 50% in RSUs. Our Compensation Committee reviewed the proposed compensation values for all executive officers at its meeting in March, determined aggregate award sizes based on the approach described above using an estimated share value at that time, and approved the performance goals, terms and conditions of the 2017-2019 PSUs and grants of RSUs.

Annual equity grants made in 2017 to each of our named executive officers were awarded in the following amounts:

Named Executive Officer	Approximate Compensation Value Intended to be Delivered (1)	# of RSUs Awarded (Granted 3/15/17)	“Target” # of 2017- 2019 PSUs Awarded (Granted 3/15/17)
Mr. McInerney	$4,125,000	554,000	554,000
Ms. Groh	$1,000,000	134,000	134,000
Mr. Schneider	$2,000,000	269,000	269,000
Mr. Bobitz	$633,000	85,000	85,000
Mr. Sheehan	$1,500,000	202,000	202,000

(1)	Due to differences in how the grant-date fair value of awards is determined for accounting purposes, these amounts will differ from the amounts reflected as the grant date fair value of the awards in the 2017 Summary Compensation Table.

Additional Information Regarding Awards of RSUs

Awards of RSUs were included in our annual equity grants to named executive officers beginning in 2015 and first included in our annual CEO equity grants in 2017, as noted above. RSUs granted in 2015, 2016 and 2017 vest 33% per year, beginning on the first anniversary of the grant date. Net after-tax shares acquired by named executive officers through the grant or exercise of all company equity incentive awards are subject to a 50% retention ratio until stock ownership guidelines are met. Awards of RSUs are generally forfeited upon termination of employment with the company prior to vesting, except for limited instances described in the Executive Compensation—Potential Payments upon Termination or Change of Control section below.

Additional Information Regarding 2017-2019 Performance Stock Unit Grants

Our Compensation Committee, with input from its independent compensation consultant and management, approves performance measures for our PSU grants that would be a meaningful indication of improved company financial performance.

Awards of 2017-2019 PSUs vest based on the company’s achievement of performance goals relating to consolidated Genworth U.S. GAAP Adjusted Operating Income, measured over three discrete performance measurement periods as noted below. The target number of PSUs noted above is fixed for each participant at the time of grant, and following the performance period any unvested PSUs will be forfeited. Following the final performance measurement period, performance under each measurement period is independently weighted, with the results for each performance measurement period multiplied by the applicable weightings, then added together. As the first performance measurement period was complete as of December 31, 2017, the estimated result is noted below. No payout is earned for performance below threshold level for a given performance measurement period, while performance at threshold would result in a 50% payout, and performance at max would result in 150% of target.

2017-2019 Performance Stock Unit Metrics and Goals

	Consolidated Genworth U.S. GAAP Adjusted Operating Income (1)
Performance Measurement Period	Weight (% of Target)	Threshold (50% Payout)	Target (100% Payout)	Maximum (150% Payout)	Current Estimated Result
January 1, 2017—December 31, 2017	34%	$370	$460	$510	Maximum
January 1, 2018—December 31, 2018	33%	$385	$485	$535	Not Available
January 1, 2019—December 31, 2019	33%	$480	$600	$660	Not Available

(1)	Excludes impacts from proposed merger with Oceanwide, related to Purchase-GAAP. It is expected that all threshold, target and maximum performance goals for each Performance Measurement Period will be adjusted (up or down, as appropriate) at the time the company closes its proposed merger with Oceanwide in order to account for the impact of Purchase-GAAP accounting adjustments on the performance goals. Consolidated Genworth U.S. GAAP Adjusted Operating Income will be measured excluding impacts from in-force reserve changes from future period assumption changes (e.g. mortality, interest rate, expense, lapse, morbidity), methodology changes (e.g. changes that would arise from a system conversion), changes in foreign exchange rates, expense associated with the Australia IPO Class Action lawsuit and litigation related to the proposed merger with Oceanwide (legal fees and settlement costs), and any strategic deal-related expenses (e.g. third party legal, actuarial or reinsurance support for negotiating or implementing a transaction).

Additional Information Regarding 2016-2018 Performance Stock Unit Grants

Awards of 2016-2018 PSUs are earned over a three-year period and vest based on company performance against two performance goals measured for our global mortgage insurance businesses and two performance goals measured for our U.S. life insurance business, as noted in the table below. The target number of PSUs is fixed for each participant at the time of grant, and following the performance period any unvested PSUs will be forfeited. The metrics are independently weighted (25% each), such that performance at threshold for all performance measures would result in a 50% payout, and performance for all four performance measures at maximum would result in a 125% payout. The maximum was set at 125% of the target. The Compensation Committee reserves the ability to use negative discretion upon payout of PSUs.

2016-2018 Performance Stock Unit Metrics and Goals

Performance Measure	Weight (% of Target)	Threshold (50% Payout)	Target (100% Payout)	Maximum (125% Payout)	Current Estimated Results
2016-2018 Mortgage Insurance Average Annual Adjusted Operating Income ($MM) (1)	25%	$300	$410	$510	Above Target
2016-2018 Mortgage Insurance Average Annual Adjusted Operating ROE (unlevered) (2)	25%	6.8%	8.8%	10.6%	Above Target
2018 U.S. Life Insurance Expense ($MM) (3)	25%	$460	$425	$400	Not Available
2016-2018 Cumulative LTC In-Force Rate Actions ($MM) (4)	25%	$525	$585	$645	Above Target

(1)	Sum of U.S., Canada and Australia mortgage insurance businesses’ U.S. GAAP annual income (loss) from continuing operations excluding the after-tax effects of income attributable to non-controlling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and infrequent or unusual non-operating income. Adjusted operating income is translated at 0.74 foreign exchange rates for Australia and 0.77 for Canada and based on assumed ownership levels of 52.0% for Australia mortgage insurance business and 57.2% for our Canada mortgage insurance business.
(2)	Annual adjusted operating income excluding our portion of interest expense related to debt using our ownership percentage of 57.2% for Canada and 52.0% for Australia, divided by average ending Genworth’s stockholders’ equity for U.S., Canada, and Australia, excluding accumulated other comprehensive income (loss) and our portion of debt.
(3)	Target 2018 expenses are the gross Selling, General and Administrative expenses, including claim administration costs and software amortization, excluding certain costs for retention, actuarial staff augmentation, and costs or settlements associated with pending litigation. Expenses for an immediate annuities product offering and costs associated with strategic transactions will also be excluded from this measure.
(4)	Gross incremental premium approvals which are considered as premium or reserve releases that are premium equivalent based on the state approval assumptions utilized in the 2015 Loss Recognition Testing projections.

Final Determination of 2015-2017 Performance Stock Units

Final performance for our 2015-2017 PSUs was below threshold performance for our metric, resulting in the cancellation of the award with no payout in the first quarter of 2018. Company performance was measured relative to achievement of threshold, target and maximum goals established for the ratio of our stock price to our book value (the “Book Value Multiple”), each at the end of the three-year performance period.

2015-2017 Performance Stock Unit Metrics and Goals

Metric	Weight (% of Target)	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)	2017 Result	2015-2017 PSU Payout Earned
Book Value Multiple (1)	100%	0.50	0.65	0.80	0.15	0%

(1)	The average daily closing price of Genworth’s common stock for the period beginning one business day following Genworth’s third quarter of 2017 earnings announcement through and including five business days following Genworth’s fourth quarter of 2017 earnings announcement, divided by the two-point average of the company’s Book Value Per Basic Share as of the close of the third quarter of 2017 and close of the fourth quarter of 2017. Book Value Per Basic Share equals Genworth’s stockholders’ equity, excluding accumulated other comprehensive income (loss), divided by Genworth’s common shares outstanding at the end of the period.

Additional Information Regarding Prior Awards of SARs

Awards of SARs were included in our annual equity grants prior to 2016. SARs granted in February 2014 vest 25% per year, while SARs granted in 2015 vest 33% per year, each beginning on the first anniversary of the grant date. Beginning with our 2011 annual equity grant, all grants of SARs have been in the form of Capped SARs, which include a limit on the maximum value per share upon exercise, in order to reduce accounting expense through a reduced grant date fair value. The Capped SAR awards made in 2011 through 2015 have a maximum share value of $75.00, which allowed us to realize significant expense savings without materially diminishing the incentive and reward for long-term stock price appreciation.

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

Our Other Compensation and Benefits Programs

Prior Compensation for Ms. Groh

Ms. Groh was appointed Executive Vice President and CFO effective October 15, 2015. At the time of our annual long-term equity grants in the first quarter of 2015, Ms. Groh was not an executive officer of the company. Her 2015 annual long-term equity awards reflected an approach we used in 2015 for certain key non-executive officers that emphasized long-term retention through a combination of RSUs and deferred cash (referred to hereafter as “Cash-In-Lieu of Equity”). Under this structure, Ms. Groh was awarded $116,500 in Cash-In-Lieu of Equity, which vests 50% each on the first and second anniversaries of the grant date, and 15,550 RSUs, which vest 50% each on the third and fourth anniversaries of the grant date. Payout of the portion of Ms. Groh’s Cash-In-Lieu of Equity award that vested in 2017 is reflected in the Bonus column of the 2017 Summary Compensation Table. Awards of RSUs and Cash-In-Lieu of Equity are generally forfeited upon termination of employment with the company prior to vesting, except for limited instances described in the Executive Compensation—Potential Payments upon Termination or Change of Control section below.

Additionally, prior to her appointment as CFO, Ms. Groh had been awarded two cash-based retention incentive awards of $600,000, which became payable on September 30, 2016 and May 31, 2017, and are reflected in the Bonus column for the respective years in the Summary Compensation Table.

Retention Incentive Awards For Messrs. Schneider, Sheehan and Bobitz

On October 14, 2015, the Compensation Committee approved cash-based retention incentive awards of $2,000,000 to Mr. Schneider and Mr. Sheehan, and a cash-based retention incentive award of $425,000 to Mr. Bobitz, each of whom have demonstrated sustained performance and leadership in their critical roles, and whom were considered by the Compensation Committee as critical to retain through the company’s strategic review period. The cash-based retention incentives include certain restrictive covenants, including non-solicitation of customers, clients or employees during employment and for 12 months following any future separation of service from the company. The incentives for Mr. Schneider and Mr. Sheehan became payable 50% on December 31, 2016, and the remaining 50% became payable on December 31, 2017 (these payments are reflected in the Bonus column of the 2017 Summary Compensation Table), provided they were still employed by the company on such dates, or earlier under certain limited circumstances, including a termination of employment without “cause” or for “good reason” (as such terms are defined in the company’s 2015 Key Employee Severance Plan), death or disability. The cash-based retention incentive for Mr. Bobitz was paid on December 31, 2016.

In addition, on September 15, 2016, the Compensation Committee awarded an additional cash-based retention incentive of $425,000 to Mr. Bobitz, which will become payable 100% on June 1, 2018, provided he is still employed by the company (or its successor) on such date, or earlier under certain limited circumstances, including a termination of employment without “cause,” death or disability.

Severance Benefits—Involuntary Termination without a Change of Control

The Compensation Committee annually reviews the provisions and participants of executive-level severance benefits in order to monitor competitiveness and appropriate levels of benefits to meet the plan objectives. After such a review, we adopted the 2015 Key Employee Severance Plan (the “2015 Severance Plan”), effective as of January 1, 2015, in order to offer competitive termination benefits, and promote retention of a selected group of key employees, including our named executive officers, and to provide key protections to the company in the form of restrictive covenants.

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

Severance Benefits—Involuntary Termination Following a Change of Control

The Compensation Committee annually reviews the provisions and participants of our change in control plans to monitor competitiveness and appropriate levels of benefits to meet plan objectives. After such a review, we adopted the 2014 Change of Control Plan (the “2014 Change of Control Plan”) in order to provide change of control severance benefits for a select group of key executives, including our named executive officers, in the event that the executive’s employment is terminated without “cause” or by the executive for “good reason” within two years following a change of control of the company (each a “Qualified Termination”).

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

Retirement Benefits

Retirement benefits also fulfill an important role within our overall executive compensation program because they provide a competitive financial security component that supports attraction and retention of talent. We maintain the Retirement and Savings Plan (the “Retirement and Savings Plan”), a tax-qualified, defined contribution plan in which our U.S. employees, including our named executive officers, are eligible to participate. The Retirement and Savings Plan has two features: the “401(k) Savings Feature,” in which participants can defer savings on a pre-tax basis and receive company matching contributions, subject to certain Internal Revenue Service (“IRS”) limits, and a “Retirement Account Feature,” which includes only company contributions made annually based on a schedule of completed years of service and age. In addition, we offered the following non-qualified retirement and deferred compensation plans in 2017 that were available to certain of our named executive officers:

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

We continually assess our benefit offerings and seek to align benefit offerings with competitive market levels. It is important to us to keep our benefit design and costs competitive with our peers so that we can continue to attract and retain talent while managing our expenses. Each of the above non-qualified retirement plans is described in more detail in the Executive Compensation—Pension Benefits and Non-Qualified Deferred Compensation sections below.

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

In order to meet this stock ownership requirement, an executive officer may count (i) all shares of common stock owned by the executive officer, including common stock held in the company’s Retirement and Savings Plan, (ii) any outstanding RSUs, but excluding any unvested RSUs that vest based on achievement of performance goals (such as PSUs), and (iii) a number of shares representing the aggregate “spread value” of vested and in-the-money stock options and SARs (with such number being calculated as of January 1 of each year on a pre-tax basis, based on the 60 trading day average closing price of the company’s common stock on such date). Decreases in overall stock price between measurement dates, therefore, reduced the number of shares deemed to be owned relative to the goal and the resulting reduced ownership levels do not necessarily represent a disposition of shares between measurement dates. Furthermore, none of our named executive officers sold shares in 2015, 2016 or 2017.

The following table shows the number of shares of common stock considered to be held, and the applicable stock ownership requirements, for each of our named executive officers, as of January 1, 2018:

Named Executive Officer	Stock Requirement as of January 1, 2018, based on $3.47 stock price average (#)	Number of Shares Deemed Held as of January 1, 2018, based on $3.47 stock price average (#)	Stock Held as a % of Guidelines as of January 1, 2018	Subject to 50% Net Share Retention Ratio For Duration of 2018
Mr. McInerney (1)	2,019,037	718,602	36%	Yes
Ms. Groh	519,181	343,614	66%	Yes
Mr. Schneider	627,344	708,258	> 100%	No
Mr. Bobitz	288,434	208,874	72%	Yes
Mr. Sheehan	519,181	599,809	> 100%	No

(1)	Mr. McInerney was deemed to have met 42% of his ownership goal as of January 1, 2015, based on a $10.32 average stock price at that time. As a result of our measurement approach, the ownership requirements increased significantly for Mr. McInerney from that time until January 1, 2018 due to the decline in our stock price over that same time period. Additionally, the number of shares deemed to be held by Mr. McInerney for his vested SARs, awarded as the largest component of his initial grant at the time of his hiring, decreased to zero over that same period due to reductions in the “spread value” of that award. With the exception of one RSU award, Mr. McInerney’s only other outstanding company equity awards are in the form of PSUs, which are not deemed as shares held until after they become vested. Mr. McInerney has not sold any shares of company stock since joining the company in 2013.

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

Tax and Accounting Considerations

We consider accounting and tax implications when designing our executive compensation and incentive programs. For example, it has been our intent to maximize the deductibility of executive compensation while retaining flexibility to compensate executive officers in a manner commensurate with performance and the competitive landscape for executive talent. In particular, 2017 annual cash incentives for our named executive officers and awards of RSUs and PSUs were granted pursuant to the 2012 Genworth Financial, Inc. Omnibus Incentive Plan. Using an “umbrella approach,” we established objective performance goals for the purpose of ensuring that such awards qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code (the “Code”), which would make them fully deductible by the company. These performance goals were used to establish maximum possible annual incentives payable to each of the named executive officers, and maximum possible awards of performance-based RSUs and PSUs for each of the named executive officers, each of which we refer to as the “Section 162(m) maximum awards.” Separately, the Compensation Committee employs negative discretion to reduce the Section 162(m) maximum awards, as it deems appropriate, based on the Compensation Committee’s evaluation of corporate, operational and individual performance. Other than base salaries, we structured the main elements of our 2017 regular annual compensation programs for named executive officers, including annual incentives and annual long-term equity grants, to each qualify as performance-based compensation that would be fully deductible by the company under Section 162(m). The exemption from Section 162(m)’s deduction limit for performance-based compensation, however, has been repealed by the Tax Cuts and Jobs Act enacted in December 2017, such that compensation paid to our covered executive officers in excess of $1,000,000 will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

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

Evaluation of Compensation Program Risks

The Compensation Committee annually reviews a report prepared by management regarding the design and operation of our compensation arrangements for employees, including executive officers, for the purpose of determining whether such programs might encourage inappropriate risk-taking that could have a material adverse effect on the company. Following that review for 2017 compensation, the Compensation Committee agreed with management’s conclusion that the company’s compensation plans, programs and policies do not encourage employees to take risks that are reasonably likely to have a material adverse effect on the company.

EXECUTIVE COMPENSATION

The following table provides information relating to compensation earned by or paid to our named executive officers in all capacities:

2017 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (3)	Option Awards ($) (4)	Non-equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($) (7)	Total ($)
Thomas J. McInerney President and Chief Executive Officer	2017 2016 2015	996,804 996,804 1,035,141	— — —		4,443,080 4,215,000 775,000	— — —	3,000,000 3,000,000 1,200,000	— — —	525,327 328,453 175,372	8,965,211 8,540,257 3,185,513

Kelly L. Groh Executive Vice President and Chief Financial Officer	2017 2016 2015	588,498 538,657 435,909	658,250 658,250 —	(1)	1,074,680 860,400 114,759	— — —	900,000 850,000 425,000	135,675 75,376 133,837	175,661 129,750 89,946	3,532,764 3,112,433 1,199,451
Kevin D. Schneider Executive Vice President and Chief Operating Officer	2017 2016 2015	722,683 722,683 672,842	1,000,000 1,000,000 —	(2)	2,157,380 1,744,700 1,452,950	— — 922,200	1,630,000 1,500,000 1,200,000	1,122,686 692,720 497,969	165,872 167,627 159,292	6,798,621 5,827,730 4,905,253

Ward E. Bobitz Executive Vice President and General Counsel	2017 2016	484,025 423,642	— 425,000		681,700 430,200	— —	750,000 750,000	735,668 422,665	111,429 84,603	2,762,822 2,536,110
Daniel J. Sheehan IV Executive Vice President—Chief Investment Officer	2017 2016 2015	598,083 598,083 621,085	1,000,000 1,000,000 —	(2)	1,620,040 1,314,500 1,780,950	— — 957,000	1,900,000 1,900,000 1,300,000	1,309,516 801,545 476,280	148,615 136,884 116,711	6,576,254 5,751,012 5,252,026

(1)	Reflects the second of two equal installments in the amount of $600,000 of a cash retention incentive originally awarded to Ms. Groh in 2015. Also includes the second of two equal installments in the amount of $58,250 of Ms. Groh’s cash long-term incentive originally awarded in 2015.
(2)	Reflects the second of two equal installments of a cash retention incentive originally awarded in 2015.
(3)	Reflects the aggregate grant date fair value of RSUs and PSUs awarded during the period, determined in accordance with FASB ASC Topic 718. Grant date fair value for the RSUs is based on the grant date fair value of the underlying shares. Grant date fair value for the PSUs is based on the grant date fair value of the underlying shares at target performance and the probable outcome of performance-based conditions at the time of grant, excluding the effect of estimated forfeitures. The 2017 value for each named executive officer includes the grant date fair value of PSUs granted, and also includes the grant date fair value of RSUs awarded. Assuming achievement of the PSU performance conditions at the highest level (rather than at target level), the aggregate grant date fair value of awards reflected in this column would be higher by the following amounts: Mr. McInerney, $1,110,770; Ms. Groh, $268,670; Mr. Schneider, $539,345; Mr. Bobitz $170,425; and Mr. Sheehan, $405,010.
(4)	Reflects the aggregate grant date fair value of SARs, determined in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. The assumptions used in determining the grant date fair values of the SARs are set forth in the notes to our consolidated financial statements, which are included in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018. The actual value, if any, that a named executive officer may realize upon the exercise of SARs will depend on the excess of the stock price over the base price on the date of exercise (with the excess capped at a maximum stock price of $75.00), so there is no assurance that the value realized by a named executive officer will be at or near the value reflected in this table.

(5)	Reflects the value of cash incentives paid pursuant to our annual incentive program as described in the Compensation Discussion and Analysis section above.
(6)	Reflects the annual change in actuarial present values of the eligible named executive officer’s accumulated benefits under the SERP. The SERP was closed to new participants effective January 1, 2010. A description of the SERP precedes the 2017 Pension Benefits Table below.
(7)	See the 2017 All Other Compensation—Details table below:

2017 All Other Compensation—Details

Name	Company Contributions to the Retirement Plans ($) (a)	Life Insurance Premiums ($) (b)	Executive Physical ($)	Financial Counseling ($)	Total ($)
Mr. McInerney	479,617	22,725	3,000	19,985	525,327
Ms. Groh	143,850	8,526	3,300	19,985	175,661
Mr. Schneider	124,634	17,953	3,300	19,985	165,872
Mr. Bobitz	75,201	13,243	3,000	19,985	111,429
Mr. Sheehan	138,404	10,211	—	—	148,615

(a)	Reflects contributions made on behalf of the named executive officers for each of the following programs: (i) company matching contributions made in 2017 to the 401(k) Savings Feature of the Retirement and Savings Plan; (ii) company contributions made in 2018 to the Retirement Account Feature of the Retirement and Savings Plan, which are based on 2017 earnings; and (iii) company contributions made in 2018 to the Restoration Plan, which are based on 2017 earnings.
(b)	Represents premium payments made in 2017 for the following programs: (i) Leadership Life Program, an individually owned universal life insurance policy provided to all of our executives; and (ii) Executive Life Program, a $1 million company-owned life insurance policy for which the participating named executive officers may identify a beneficiary for payment by us in the event of his or her death. Premiums for the Leadership Life Program are graded through age 59, with escalation in particular between age 50 and 59, and level thereafter.

CEO Pay Ratio

The CEO pay ratio figures below are a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.

We determined that as of December 31, 2017, our total number of U.S. employees was 3,529 and our total number of non-U.S. employees was 566. We excluded from this employee population a total of 54 employees from: Mexico (44), India (6), Hong Kong (1), and Korea (3) as the total number of employees from these non-U.S. jurisdictions was less than 5% of our total employee population.

To determine our median employee pay, we chose the sum of base salary and target annual incentive as our consistently applied compensation measure. We then annualized base salary for those employees who commenced work during 2017 and any employees who were on leave for a portion of 2017. For hourly employees, we used a reasonable estimate of hours worked to determine annual base pay.

Using this methodology, we identified the median employee and that person’s total annual compensation was $86,865, which includes $72,399 in salary, $7,500 in annual incentive and $6,966 in company contributions to our Retirement and Savings Plan. The total annual compensation of our CEO was $8,965,211. Accordingly, the ratio of CEO pay to median employee pay was 103:1.

Grants of Plan-Based Awards

The table below provides information on the following plan-based awards that were made in 2017:

•	Annual Incentive. Annual incentive opportunities awarded to our named executive officers are earned based on company performance measured against one-year financial and operating objectives, together with a qualitative assessment of performance, including individual performance objectives. Additional information regarding the design of the annual incentive program and 2017 awards are included in the Compensation Discussion and Analysis section above. Annual incentives are identified as “AI” in the Award Type column of the following table.

•	Restricted Stock Units. Each RSU represents a contingent right to receive one share of our common stock in the future. If the company pays dividends on its common stock, dividend equivalents accrue with respect to the RSUs and are paid in cash at the time that the corresponding RSUs vest. Additional information regarding RSUs is included in the Compensation Discussion and Analysis section above.

•	Performance Stock Units. PSUs consist of performance-vesting stock units that may convert to shares following the end of the performance period based on achievement of certain pre-established performance goals. PSUs are granted with respect to a target number of shares, will be forfeited if performance falls below a designated threshold level of performance, and may be earned up to 150% of the target number of shares for exceeding a designated maximum level of performance. Additional information regarding PSUs is included in the Compensation Discussion and Analysis section above.

2017 Grants of Plan-Based Awards Table

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Future Payouts Under Equity Incentive Plan Awards (#) (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
			Threshold	Target	Max	Threshold	Target	Max
Mr. McInerney	AI		—	2,000,000	4,000,000
	RSU	3/15/2017							554,000	2,221,540
	PSU	3/15/2017				277,000	554,000	831,000		2,221,540
Ms. Groh	AI		—	600,000	1,200,000
	RSU	3/15/2017							134,000	537,340
	PSU	3/15/2017				67,000	134,000	201,000		537,340
Mr. Schneider	AI		—	1,087,500	2,175,000
	RSU	3/15/2017							269,000	1,078,690
	PSU	3/15/2017				134,500	269,000	403,500		1,078,690
Mr. Bobitz	AI		—	500,000	1,000,000
	RSU	3/15/2017							85,000	340,850
	PSU	3/15/2017				42,500	85,000	127,500		340,850
Mr. Sheehan	AI		—	1,050,000	2,100,000
	RSU	3/15/2017							202,000	810,019
	PSU	3/15/2017				101,000	202,000	303,000		810,019

(1)	The 2017-2019 PSUs may be earned and become vested based on our level of achievement of certain pre-established performance goals over the performance period ending on December 31, 2019.
(2)	The RSUs granted are scheduled to vest one-third per year beginning on the first anniversary of the grant date.
(3)	Reflects the aggregate grant date fair value of the award determined in accordance with FASB ASC Topic 718. Grant date fair value for the RSUs is based on the grant date fair value of the underlying shares. Grant date fair value for the PSUs is based on the grant date fair value of the underlying shares at target performance and the probable outcome of performance-based conditions at the time of grant, excluding the effect of estimated forfeitures.

Outstanding Equity Awards at 2017 Fiscal Year-End Table

The table below provides information with respect to stock options, SARs, RSUs and PSUs outstanding on December 31, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (8)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (7)
Mr. McInerney	1,200,000	—		7.90	01/02/2023	554,000	(2)	1,722,940	1,500,000	(9)	5,831,250
									554,000	(10)	2,584,410
Ms. Groh	4,500	—		7.80	02/13/2018	134,000	(2)	416,740	180,000	(9)	699,750
	39,000	—		14.18	02/10/2020	1,062	(3)	3,303	134,000	(10)	625,110
	24,000	—		12.75	02/09/2021	2,500	(4)	7,775
	30,000	—		8.88	02/14/2022	15,550	(5)	48,361
	26,000	—		9.06	02/15/2023	120,000	(6)	373,200
	10,988	3,662	(1)	15.23	02/20/2024
Mr. Schneider	8,400	—		7.80	02/13/2018	269,000	(2)	836,590
	45,000	—		16.31	08/01/2018	26,666	(3)	82,931	365,000	(9)	1,418,938
	100,000	—		7.80	08/19/2019	243,333	(6)	756,766	269,000	(10)	1,254,885
	85,000	—		14.18	02/10/2020
	85,000	—		12.75	02/09/2021
	152,000	—		8.88	02/14/2022
	100,000	—		5.13	06/01/2022
	200,000	—		5.96	10/31/2022
	215,000	—		9.06	02/15/2023
	112,500	37,500	(1)	15.23	02/20/2024
	176,667	83,333	(1)	7.99	02/20/2025
Mr. Bobitz	4,200	—		7.80	02/13/2018	85,000	(2)	264,350	90,000	(9)	349,875
	23,500	—		2.46	02/12/2019	9,683	(3)	30,114	85,000	(10)	396,525
	22,000	—		14.18	02/10/2020	60,000	(6)	186,600
	13,200	—		12.75	02/09/2021
	15,300	—		8.88	02/14/2022
	17,000	—		9.06	02/15/2023
	15,750	5,250	(1)	15.23	02/20/2024
	60,000	30,000	(1)	7.99	02/20/2025
Mr. Sheehan	7,400	—		7.80	02/13/2018	202,000	(2)	628,220	275,000	(9)	1,069,063
	18,000	—		7.80	08/19/2019	51,666	(3)	160,681	202,000	(10)	942,330
	40,000	—		14.18	02/10/2020	183,333	(6)	570,166
	24,000	—		12.75	02/09/2021
	32,400	—		8.88	02/14/2022
	120,000	—		5.96	10/31/2022
	135,000	—		9.06	02/15/2023
	75,000	25,000	(1)	15.23	02/20/2024
	183,334	91,666	(1)	7.99	02/20/2025

(1)	Remaining SARs vested 100% on 2/20/2018.
(2)	RSUs vested one-third on 3/15/2018, 3/15/2019 and 3/15/2020.
(3)	Remaining RSUs vested 100% on 2/20/2018.
(4)	Remaining RSUs vest 100% on 11/3/2018.
(5)	RSUs vest 50% on 3/20/2018 and 3/20/2019.
(6)	RSUs vest 50% on 2/25/2018 and 2/25/2019.
(7)	Market value is calculated based on the closing price of our common stock on December 31, 2017 of $3.11 per share.

(8)	2015-2017 PSUs are not reflected as performance criteria was not met as of the end of the performance period, December 31, 2017.
(9)	2016-2018 PSUs may be earned and become vested based on our level of achievement of certain pre-established performance goals over the performance period ending on December 31, 2018. Amounts reported here reflect maximum levels of achievement of the performance goals pursuant to applicable reporting requirements. For more information regarding PSUs, see the Compensation Discussion and Analysis section above.
(10)	2017-2019 PSUs may be earned and become vested based on our level of achievement of certain pre-established performance goals over the performance period ending on December 31, 2019. Amounts reported here reflect maximum levels of achievement of the performance goals pursuant to applicable reporting requirements. For more information regarding the 2016-2018 PSUs, see the 2017 Grants of Plan Based Awards Table and the Compensation Discussion and Analysis section above.

2017 Options Exercised and Stock Vested Table

The table below provides information regarding RSUs that vested during 2017. Net shares received by each named executive officer upon exercise or vesting of equity awards, after shares are withheld for taxes, are subject to the stock ownership guidelines and a 50% retention ratio, as well as the nine-month holding period policy with respect to exercises of stock options and SARs, each as described in the Compensation Discussion and Analysis section above. No named executive officers exercised options or SARs in 2017.

	Option Awards		Stock Awards
Name	Number of Shares Underlying Options/ SARs Exercised (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Mr. McInerney	—	—	—	—
Ms. Groh	—	—	124,699	266,104
Mr. Schneider	—	—	148,334	598,469
Mr. Bobitz	—	—	41,570	167,199
Mr. Sheehan	—	—	143,334	577,519

(1)	Reflects the gross number of shares received upon the vesting of RSUs. Based on the tax withholding payment election, a portion of the shares reflected above may have been withheld to cover taxes due.
(2)	Reflects the fair market value of the underlying shares as of the vesting date.

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

Material assumptions used to calculate the present value of the accumulated benefit are as follows:

•	The accumulated benefit represents the current accrued benefit first available at age 60 utilizing actual service and compensation as of December 31, 2017;

•	Interest rate of 3.63%;

•	Mortality prescribed in Section 417(e) of the Code for lump sum payments from qualified plans;

•	Form of payment actuarially equivalent to a five-year certain and life benefit; and

•	Payments are guaranteed for the life of the participant.

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

The table below reflects the present value of the accrued benefit as of December 31, 2017.

2017 Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mr. McInerney (1)	*	—	—	—
Ms. Groh (2)	SERP	10.33	794,876	—
Mr. Schneider	SERP	12.33	4,110,852	—
Mr. Bobitz	SERP	12.33	1,719,908	—
Mr. Sheehan	SERP	12.33	3,866,541	—

(1)	The SERP was closed to new participants after December 31, 2009; therefore, Mr. McInerney was not eligible for the SERP when he joined the company in 2013.
(2)	Ms. Groh elected to freeze her SERP benefit as of December 31, 2015 in order to begin receiving restoration benefits under our Restoration Plan as described in the Pension Benefits section above.

Non-Qualified Deferred Compensation

The company maintains the Restoration Plan, a non-qualified defined contribution plan, which provides eligible executives, including our named executive officers, with benefits generally equal to any matching contributions that they are precluded from receiving under the 401(k) Savings Feature of our Retirement and Savings Plan as a result of restrictions under the Code (the “Restoration 401(k) Savings Feature”). For 2017, we provided a contribution credit equal to 5% of the participant’s eligible pay (base salary and annual cash incentive paid) in excess of the annual compensation limit in Section 401(a)(17) of the Code ($270,000 in 2017).

Since January 1, 2010, newly hired or promoted executive officers who were not already participants in the SERP have been eligible for up to two additional types of contributions within the Restoration Plan. For those eligible executive officers, the Restoration Plan provides supplemental benefits equal to the amount of contributions that executives are precluded from receiving under the Retirement Account Feature of our qualified Retirement and Savings Plan (the “Restoration Retirement Account Feature”). Current participants in the SERP will become eligible to receive Restoration Retirement Account Feature contributions effective as of the day their respective benefit accruals under the SERP become frozen, which was either on January 1, 2016 if they elected to freeze benefit accruals early (as Ms. Groh did), or on January 1, 2021 (applicable to Messrs. Schneider, Bobitz and Sheehan).

Participants become vested with respect to the Restoration 401(k) Savings Feature and Restoration Retirement Account Feature account balances as of the earlier of reaching age 60 or attaining three years of “future service” (i.e., service occurring after December 31, 2015).

In addition, certain executive officers are eligible for an additional 3% contribution credit on all eligible pay (the “Supplemental Contribution”). The Supplemental Contribution was closed to new participants after December 31, 2015, and is being eliminated entirely effective December 31, 2020. In 2017, Mr. McInerney was the only named executive officer eligible for this Supplemental Contribution provided under the Restoration Plan. The portion of the Restoration Plan balance attributable to the Supplemental Contribution will not vest until attainment of age 60 with at least five years of service.

Eligible executives, including our named executive officers, have had the opportunity to request that their Restoration Plan contribution credits (balances) be invested in or track a diverse array of generally available mutual fund investment options.

The company previously offered a voluntary Deferred Compensation Plan that provided participants with the ability to annually defer receipt of a portion of their base salary and/or annual incentive award in order to save and accumulate additional retirement funds on a before-tax basis. Earnings (and losses) were credited to executive accounts based on participant choices between 10 generally available mutual fund investment options. A participant could defer between 10% and 75% of his or her salary and between 25% and 85% of his or her annual incentive award and could elect to have such deferred amount, plus any earnings (or losses) thereon, paid upon the participant’s termination of employment (in a lump sum or over up to 10 annual installments), or elect to receive an in-service lump sum payment upon a specific date. Participants were always 100% vested in their Deferred Compensation Plan accounts. As of December 31, 2017, Ms. Groh and Mr. Bobitz were the only named executive officers who had a balance in the Deferred Compensation Plan. Effective for plan years beginning January 1, 2016, the company suspended future contributions to the plan.

2017 Non-Qualified Deferred Compensation Table

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (2)
Mr. McInerney	Restoration	—	455,317	143,160	—	1,639,656
Ms. Groh	Restoration	—	116,850	32,003	—	388,187
	Deferred Compensation	—	—	20,685	—	157,273
Mr. Schneider	Restoration	—	97,634	88,263	—	811,794
Mr. Bobitz	Restoration	—	48,201	22,250	—	229,681
	Deferred Compensation	—	—	15,546	—	80,947
Mr. Sheehan	Restoration	—	111,404	76,913	—	736,731

(1)	Reflects company contributions to the Restoration Plan made in 2018, which are based on 2017 earnings. The contributions are reported as compensation for 2017 in the All Other Compensation column of the 2017 Summary Compensation Table.
(2)	Aggregate balances reported as of December 31, 2017 for the named executive officers include amounts that were reported in the Summary Compensation Tables for 2017 and years prior. For the Restoration Plan, the amount of compensation reported in the Summary Compensation Tables for 2017 and years prior is $1,417,148 for Mr. McInerney, $215,957 for Ms. Groh, $529,379 for Mr. Schneider, $78,720 for Mr. Bobitz and $406,389 for Mr. Sheehan.

Potential Payments upon Termination or Change of Control

The following tables and narrative disclosure summarize the compensation and benefits payable to each of the named executive officers in the event of a termination of employment under various circumstances, assuming that such termination was effective as of December 31, 2017. The compensation and benefits described and quantified below are in addition to the compensation and benefits that would already be earned or vested upon such named executive officer’s termination, including accrued but unpaid salary, accrued and unused vacation pay, and payments and benefits accrued under our broad-based benefit programs, including any vested contributions we made under the 401(k) Savings and Retirement Account Features of our Retirement and Savings Plan.

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

The following table summarizes the payments and benefits that would have been payable to the named executive officers under the 2015 Severance Plan and other retention incentives in the event of a termination without “cause” or by the executive for “good reason” on December 31, 2017.

	Mr. McInerney	Ms. Groh	Mr. Schneider	Mr. Bobitz	Mr. Sheehan
Cash Severance (1)	$6,000,000	$1,200,000	$1,812,500	$1,000,000	$1,650,000
Annual Incentive (2)	3,000,000	900,000	1,630,000	750,000	1,900,000
Retention Incentive (3)	—	—	—	425,000	—
Payments Related to Health Benefits (4)	6,155	10,973	23,814	—	22,325
SAR and Option Vesting (5)	—	—	—	—	—
RSU Vesting (6)	574,314	360,772	740,180	211,533	655,174
PSU Vesting (7)	3,887,500	466,500	945,958	233,250	712,708
SERP Vesting (8)	—	794,876	4,110,852	1,719,908	3,866,541
Restoration Plan Vesting (9)	—	388,187	811,794	229,681	736,731

Total	$13,467,969	$4,121,308	$10,075,098	$4,569,372	$9,543,479

(1)	Reflects a cash severance in the amount of two times the sum of base salary and target annual incentive in the case of Mr. McInerney, and one times base salary plus one times target annual incentive in the case of the other named executive officers.

(2)	Reflects an annual incentive award based on actual performance results through the end of 2017. Annual incentive awards under the 2015 Severance Plan are determined based on actual pro rata performance.
(3)	Reflects cash-based retention incentive awards that remained outstanding and had not been earned as of December 31, 2017. For more information regarding the retention incentive, please see the Compensation Discussion and Analysis above.
(4)	Represents a lump sum cash payment equal to the company cost of 12 months of continued health coverage.
(5)	Reflects the aggregate value of stock options and SARs (based on the excess, if any, of the closing price of Genworth common stock on December 31, 2017 over the exercise price) that would immediately vest as of the executive’s termination (the awards for which vesting would accelerate are those awards that would have become vested on the award’s next regularly scheduled vesting date based on continued employment). Because the closing price of Genworth common stock on December 31, 2017 ($3.11) was less than the exercise price for all stock options and SARs that would become vested, no value for these awards is reflected in the table.
(6)	Reflects the aggregate value of RSUs (based on the closing price of Genworth common stock on December 31, 2017 of $3.11) that would immediately vest as of the executive’s termination (the awards for which vesting would accelerate are those awards that would have become vested on the award’s next regularly scheduled vesting date based on continued employment).
(7)	Reflects the aggregate value of 2016-2018 PSUs that would remain outstanding following the executive’s termination, and could be earned, if at all, at the end of the performance period based on actual results, prorated to the nearest half-month to reflect the portion of the performance period year that had elapsed prior to the date of termination. Based on current progress toward goals, amounts payable based on maximum level of performance are shown. Performance-based equity awards that have been held for less than one year at the time of termination are forfeited, and therefore the named executive officers would have forfeited the 2017-2019 PSUs granted on March 15, 2017. Based on performance toward goals, the 2015-2017 PSUs did not result in any payout following the performance period.
(8)	Reflects the present value of each participating named executive officer’s accumulated benefits under the SERP, as noted in the 2017 Pension Benefits Table, which would become fully vested.
(9)	Reflects the outstanding balance of the Restoration Plan as of December 31, 2017, including contributions made to the plan in 2017 for qualified earnings in 2017, as noted in the 2017 Non-Qualified Deferred Compensation Table, which would become fully vested, provided the executive officer has been employed by the company for at least five years. For Mr. McInerney, the unvested portion of his Restoration Plan balance would be forfeited because as of December 31, 2017 he had not met this five-year service requirement.

Involuntary Termination Following a Change of Control

In December 2014, the Compensation Committee adopted the 2014 Change of Control Plan in order to continue to provide severance benefits to a select group of key executives, including our named executive officers, in the event that the executive’s employment is terminated without “cause” or by the executive for “good reason” following a change of control of the company. If an executive becomes eligible to receive benefits under the 2014 Change of Control Plan, he or she will not be eligible to receive benefits under the 2015 Severance Plan. The 2014 Change of Control Plan replaced and consolidated the company’s two prior change of control plans.

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

The following table summarizes the payments and benefits that would have been payable to the named executive officers under the 2014 Change of Control Plan and other retention incentives in the event of a Qualified Termination as of December 31, 2017:

	Mr. McInerney	Ms. Groh	Mr. Schneider	Mr. Bobitz	Mr. Sheehan
Cash Severance (1)	$7,500,000	$2,400,000	$3,625,000	$2,000,000	$3,300,000
Annual Incentive (2)	3,000,000	900,000	1,630,000	750,000	1,900,000
Retention Incentive (3)	—	—	—	425,000	—
Payment Related to Health Benefits (4)	9,232	16,459	35,721	—	33,487
SAR and Option Vesting (5)	—	—	—	—	—
RSU Vesting (6)	1,722,940	849,378	1,676,287	481,064	1,359,067
PSU Vesting (7)	3,684,313	512,113	1,035,630	269,533	779,573
SERP Vesting (8)	—	794,876	4,110,852	1,719,908	3,866,541
Restoration Plan Vesting (9)	423,504	388,187	811,794	229,681	736,731
Continued Life Insurance (10)	35,239	14,033	30,440	22,146	16,223
280G Cut-Back (11)	—	—	—	—	—

Total	$16,375,228	$5,875,046	$12,955,724	$5,897,332	$11,991,622

(1)	Reflects a lump sum cash severance payment, payable within 60 days of the date of termination in an amount equal to two and one-half times base salary plus two and one-half times target annual incentive in the case of Mr. McInerney, or two times base salary plus two times target annual incentive in the case of the other named executive officers.
(2)	Reflects lump sum cash payment of the current-year annual incentive award based on actual performance results through the end of 2017. Annual incentive awards under the 2014 Change of Control Plan are determined based on actual pro rata performance, to the extent such performance can be reasonably established, or otherwise based on an assumed achievement of all relevant performance goals at “target.”
(3)	Reflects cash-based retention incentive awards that remained outstanding and had not been earned as of December 31, 2017. For more information regarding the retention incentive, please see the Compensation Discussion and Analysis section above.
(4)	Reflects a lump sum cash payment equal to the company cost of 18 months of continued health coverage.
(5)	Reflects the aggregate value of stock options and SARs (based on the excess, if any, of the closing price of Genworth common stock on December 31, 2017 over the exercise price) which would become immediately vested and exercisable in full. Because the closing price of Genworth common stock on December 31, 2017 ($3.11) was less than the exercise price for all stock options and SARs that would become vested, no value for these awards is reflected in the table.
(6)	Reflects the aggregate value of RSUs (based on the closing price of Genworth common stock on December 31, 2017 of $3.11) which would immediately vest as of the executive’s termination.
(7)	Pursuant to the 2014 Change of Control Plan, 2016-2018 and 2017-2019 PSUs would become vested and be deemed earned based on actual pro rata performance as of the date of a participant’s Qualified Termination, to the extent such performance can be reasonably established in the sole discretion of the Compensation Committee, or otherwise based on an assumed achievement of all relevant performance goals at “target.” Amounts in column reflect the aggregate value of these PSUs (based on the closing price of Genworth common stock on December 31, 2017 of $3.11) which would become vested based on an assumed achievement of performance goals at “target levels,” and a pro rata payout based on the portion of the performance period elapsed as of the Qualified Termination. Based on performance toward goals, the 2015-2017 PSUs did not result in any payout following the performance period.
(8)	Reflects the present value of each participating named executive officer’s accumulated benefits under the SERP, as noted in the 2017 Pension Benefits Table, which would become fully vested.
(9)

Reflects the outstanding balance of the Restoration Plan as of December 31, 2017, including contributions made to the plan in 2018 for qualified earnings in 2107, as noted in the 2017 Non-Qualified Deferred

Compensation Table, which would become fully vested. For Mr. McInerney, this represents only the Supplemental Contribution account balance within the Restoration Plan due to the fact he is already vested in the 401(k) Savings and Retirement Account Feature balances.
(10)	Reflects the estimated value of premium payments for 18 months of continued coverage under the Leadership Life and Executive Life Programs.
(11)	If an executive’s total parachute payments exceed the 280G threshold amount by less than 10%, then the compensation payable to the executive will be reduced such that the total parachute payments to the executive do not exceed the 280G threshold amount (the amount of any such reduction is referred to as a “280G Cut-Back”). This provision was not applicable to any of our named executive officers under this scenario.

Death or Disability

In the event of death or total disability, executive officers (or their designated beneficiary) would generally be eligible to receive the following:

•	Equity Awards. In the event of death, all unvested stock options and SARs would become vested and exercisable, all unvested RSUs would become vested, and unvested PSUs held for at least one year would become vested on a pro rata basis as of the date of termination based on the number of full months elapsed from the grant date until the date of termination, and would pay out at the end of the regular performance period based on actual performance. In the event of termination due to total disability, the treatment of outstanding stock options, SARs, RSUs and PSUs is the same as in the event of death, except that with respect to outstanding stock options, SARs and RSUs, any such equity awards not held for more than one year as of the date of termination would be forfeited.

•	Annual Incentive. Executive officers (or their designated beneficiary) would receive a pro-rated portion of any annual incentive award, based on actual performance results.

•	Retirement Programs. Executive officers (or their designated beneficiary) would become vested in the SERP benefits shown in the 2017 Pension Benefits Table and the balance of the Restoration Plan reported in the 2017 Non-Qualified Deferred Compensation Table (which includes the 2017 contribution to the Restoration Plan, based on 2017 compensation).

•	Life Insurance Programs. In the event of death, their beneficiary would receive payments pursuant to the Leadership Life and Executive Life Programs in the form of death benefits. In the event of disability, the executive would receive one year of continued Leadership Life Program premiums.

The following table summarizes the payments and benefits payable to the named executive officers (or their designated beneficiary) in the event of death or total disability as of December 31, 2017:

	Mr. McInerney		Ms. Groh		Mr. Schneider		Mr. Bobitz		Mr. Sheehan
	Death	Disability	Death	Disability	Death	Disability	Death	Disability	Death	Disability
Stock Option and SAR Vesting (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
RSU Vesting (2)	1,722,940	—	849,378	432,638	1,676,287	839,697	481,064	216,741	1,359,067	730,847
PSU Vesting (3)	3,887,500	3,877,500	466,500	466,500	945,958	945,958	233,250	233,250	712,708	712,708
Retention Incentive (5)	—	—	—	—	—	—	425,000	425,000	—	—
Pro-Rated Annual Incentive Award (6)	3,000,000	3,000,000	900,000	900,000	1,630,000	1,630,000	750,000	750,000	1,900,000	1,900,000
SERP Vesting (7)	—		794,876	794,876	4,110,852	4,110,852	1,719,908	1,719,908	3,866,541	3,866,541
Restoration Plan Vesting (8)	423,504	423,504	388,187	388,187	811,794	811,794	229,681	229,681	736,731	736,731
Leadership Life Program (9)	2,000,000	17,186	2,000,000	5,534	2,000,000	14,965	1,700,000	10,103	2,000,000	5,868
Executive Life Program (10)	1,453,500	—	1,453,500	—	1,456,000	—	1,453,500	—	1,463,000	—

Total	$12,487,444	$7,318,190	$6,852,441	$2,987,735	$12,630,891	$8,353,266	$6,922,403	$3,584,683	$12,038,047	$7,952,695

(1)	Reflects the aggregate value of stock options and SARs (based on the excess, if any, of the closing price of Genworth common stock on December 31, 2017 over the exercise price) which would become immediately vested and exercisable in full. Because the closing price of Genworth common stock on December 31, 2017 ($3.11) was less than the exercise price for all stock options and SARs that would become vested, no value for these awards is reflected in the table.
(2)	Reflects the aggregate value of RSUs (based on the closing price of Genworth common stock on December 31, 2017 of $3.11) which would immediately vest as of the executive’s death or total disability.
(3)	Based on performance toward goals, the 2015-2017 PSUs were not earned and did not become vested following the performance period. Based on current progress toward goals, a pro rata payout of 2016-2018 PSUs based on a maximum level of performance is reflected in the table. Performance-based equity awards that have been held for less than one year at the time of termination are forfeited, and therefore the named executive officers would have forfeited the 2017-2019 PSUs granted on March 15, 2017.
(5)	Reflects cash-based retention incentive awards that remained outstanding and had not been earned as of December 31, 2017. For more information regarding the retention incentive, please see the Compensation Discussion and Analysis section above.
(6)	Reflects a pro rata portion of any annual incentive award, based on actual performance results.
(7)	Reflects the present value of each participating named executive officer’s accumulated benefits under the SERP, as noted in the 2017 Pension Benefits Table, which would become fully vested.
(8)	Pursuant to the terms of the Restoration Plan, the Restoration Plan balances become vested in the event of death or disability. For Mr. McInerney, this represents only the Supplemental Contribution account balance within the Restoration Plan due to the fact he is already vested in the 401(k) Savings and Retirement Account Feature balances. These amounts, which include contributions to be made on behalf of the named executive officers in 2017 for compensation earned in 2017 are reported in the 2017 Non-Qualified Deferred Compensation Table.
(9)	Represents death benefits payable to the named executive officer’s beneficiary in the event of death, or the value of one year of continued premium payments in the event of total disability.
(10)	Pursuant to the terms of the Executive Life Program, we will use the proceeds from a company-owned life insurance policy to pay the named executive officer’s beneficiary a $1 million payment, plus a gross-up on federal and state income taxes related to that payment.

Each of our executive benefit and compensation programs has varying retirement definitions. Upon a voluntary termination, a retirement-eligible executive would be eligible to receive the following:

•	Retirement Programs. The current definition of retirement for purposes of the SERP is attainment of age 60 with five years of service. As amended and described above, participants in the SERP may partially vest sooner after they reach age 55 and have earned five years of “future service” (i.e., service occurring after December 31, 2015) based on a scale ranging from 50% at age 55 and increasing by 10% each year until the participant reaches full vesting at age 60. The SERP was closed to new participants effective January 1, 2010; therefore, Mr. McInerney is not eligible for our SERP. The Restoration Plan currently vests upon termination if the participant is at least age 60 with respect to the Restoration 401(k) Savings and Restoration Retirement Account Feature account balances, and after age 60 with five years of service with respect to any Supplemental Contribution account balance. As of December 31, 2017, Mr. McInerney was vested in the Restoration 401(k) Savings and Restoration Retirement Account Feature balances ($1,216,152), but was not yet vested in his Supplemental Contribution account balance ($423,504) as he had not yet met the five-year service requirement as of this date.

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

Business Disposition

Some of our equity awards contain provisions for modified vesting if an employee terminates as a result of employment by a successor employer to which we have transferred a business operation (“Business Disposition”). In the event of a Business Disposition and related termination of employment as of December 31, 2017, all unvested SARs noted in the Outstanding Equity Awards at 2017 Fiscal Year-End Table above that have been held for at least 12 months as of the date of termination would continue to vest in accordance with their original vesting schedule, and outstanding stock options and SARs would expire on the earlier of the original expiration date or five years from the Business Disposition date. All outstanding RSU and PSU awards held by an employee transferred in a Business Disposition would be forfeited immediately upon such Business Disposition. For Mr. Bobitz, the cash-based retention incentive awards held would vest and become payable should employment terminate as a result of a Business Disposition.

Compensation of Directors

The Nominating Committee has the responsibility for annually reviewing and recommending to the Board compensation and benefits for “non-management directors.” Non-management directors are those directors who are not executive officers of Genworth or its affiliates. Accordingly, all directors, other than Mr. McInerney, are regarded as non-management directors. Mr. McInerney does not receive any compensation for serving as a director. Based on the Nominating Committee’s review, it determined not to recommend any changes to the company’s non-management director compensation and benefits program for 2017 in consideration of the pending Oceanwide transaction, but to revisit the issue in 2018.

The company’s compensation and benefits for non-management directors for 2017 are as follows:

•	Annual Retainer. Each non-management director is paid an annual retainer, payable in quarterly installments following the end of each quarter of service. The amount of the annual retainer is $230,000. Of this amount, 60% of the annual retainer is paid in deferred stock units (“DSUs”) and 40% is paid in cash. Instead of receiving a cash payment, non-management directors may elect to have 100% of their annual retainer paid in DSUs; however, no more than 30,000 DSUs may be granted to any non-management director with respect to the annual retainer in any one calendar year. To the extent this limit would be exceeded, the remainder of a director’s annual retainer will be paid in cash.

•	Deferred Stock Units. Each DSU awarded to non-management directors represents the right to receive one share of our common stock in the future. DSUs are granted at the end of each quarter of service and are credited to a notional account maintained by us in the recipient’s name. The number of DSUs granted is determined by dividing the DSU value to be delivered by the fair market value of our common stock on the date of grant. If the company pays dividends on its common stock, dividend equivalents accrue with respect to the DSUs, which are reinvested in additional DSUs. The DSUs will be paid out beginning one year after the director leaves the Board in a single payment or in payments over 10 years, at the election of the director, or, if earlier, upon the death of the director.

•	Retainer for Non-Executive Chairman of the Board. The Non-Executive Chairman of the Board receives a $200,000 annual retainer in addition to the regular annual retainer. Such amount is paid in quarterly installments, following the end of each quarter of service. Of this amount, 60% is paid in DSUs and 40% is paid in cash. Instead of receiving a cash payment, the Non-Executive Chairman of the Board may elect to have 100% of the additional annual retainer paid in DSUs; however, no more than 25,000 DSUs may be granted to the Non-Executive Chairman of the Board with respect to the additional annual retainer in any one calendar year. To the extent this limit would be exceeded, the remainder of the additional annual retainer will be paid in cash.

•	Fees for Lead Director. If a Lead Director is appointed in the absence of an independent Non-Executive Chairman of the Board, the Lead Director would receive an annual cash retainer of $20,000 in quarterly installments, as additional compensation for services as Lead Director.

•	Fees for Committee Chairs. The chairpersons of each of our standing committees receive additional cash retainers, which are paid in quarterly installments. The chairperson of the Audit Committee receives an annual cash retainer of $20,000, the chairperson of the Compensation Committee receives an annual cash retainer of $15,000, and the chairpersons of each of our other standing committees receive an annual cash retainer of $10,000.

•	Matching Gift Program. The company offers a matching gift program that provides for the matching of employee and director charitable contributions pursuant to the contribution guidelines established by the Genworth Foundation. Each non-management director is eligible for such charitable contributions to be matched on a 50% basis, up to a maximum matching contribution of $10,000 during any calendar year.

•	Reimbursement of Certain Expenses. Non-management directors are reimbursed for reasonable travel and other Board-related expenses, including expenses to attend Board and committee meetings, other business-related events and director education seminars, in accordance with policies approved from time to time.

The following table sets forth information concerning compensation paid or accrued by us in 2017 to our non-management directors:

2017 Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)(4)	All Other Compensation ($) (5)	Total ($)
William H. Bolinder	127,065	78,413	10,000	215,478
G. Kent Conrad	117,065	78,413	6,500	201,978
Melina E. Higgins	117,065	78,413	10,000	205,478
David M. Moffett	132,065	78,413	10,000	220,478
Thomas E. Moloney	127,065	78,413	10,000	215,478
James A. Parke (1)	134,785	80,529	10,000	225,314
Debra J. Perry	117,065	78,413	3,750	199,228
Robert P. Restrepo Jr.	117,065	78,413	10,000	205,478
James S. Riepe	222,432	144,293	10,000	376,725

(1)	Mr. Parke passed away on February 21, 2018.
(2)

Amounts include the portion of the annual retainer (described above) that was paid in cash. Mr. Parke elected to receive 100% of his annual retainer payable in 2017 in the form of DSUs and reached the maximum deferral of 30,000 DSUs with his third quarter retainer payment; therefore, a portion of his third quarter payment and his full fourth quarter payment were made in cash. Messrs. Bolinder, Conrad, Moffett,

Moloney, Restrepo and Riepe and Mses. Higgins and Perry reached the maximum deferral of 30,000 DSUs with their fourth quarter retainer payment and Mr. Riepe reached the maximum deferral of 25,000 DSUs as Non-Executive Chairman of the Board with his fourth quarter retainer payment; therefore, a portion of their fourth quarter payment was made in cash. Amounts also include applicable committee chair fees and the cash portion of the retainer for the Non-Executive Chairman of the Board of Directors.
(3)	Reflects the aggregate grant date fair value of DSUs, determined in accordance with FASB ASC Topic 718. The fair value of stock unit awards for purposes of Topic 718 typically equals the price of the underlying stock on the date of grant; however, amounts in the table are lower because the DSUs do not convert to transferable shares until one year after the director leaves the Board of Directors, and Topic 718 provides that the impact of transferability restrictions that remain in place after an award of stock based compensation vests may be considered when determining the fair value of the award for accounting purposes. The Finnerty option pricing model was, therefore, used to factor in these post-vest holding requirements with the following assumptions: (i) expected post vesting restriction period of 7.9 years; (ii) expected volatility of 82.0%; (iii) risk-free interest rate of 1.60%; (iv) expected dividend yield of 0.00%; and (v) calculated discount for post vest restriction period of 31.8%.
(4)	The following table shows for each non-management director the total number of DSUs held as of December 31, 2017 (rounded down to the nearest whole share):

Name	Total Number of DSUs Held as of December 31, 2017
William H. Bolinder	139,671
G. Kent Conrad	102,832
Melina E. Higgins	97,837
David M. Moffett	111,725
Thomas E. Moloney	147,415
James A. Parke	242,302
Debra J. Perry	31,403
Robert P. Restrepo Jr.	31,403
James S. Riepe	292,055
(5)	Amounts reflect company charitable match contributions.

Director Stock Ownership Policy

To help promote the alignment of the personal interests of the company’s non-management directors with the interests of our stockholders, we have established a robust stock ownership policy for all non-management directors. Under the policy, each non-management director is expected to hold common stock and/or DSUs while serving as a director of Genworth having a value equal to five times the value of the cash portion of the annual retainer payable to non-management directors, which as of December 31, 2017 was $92,000. Therefore, the ownership guideline at this time was $460,000. Non-management directors are expected to satisfy this ownership guideline over time after their initial appointment to the Board, and are not permitted to sell any shares of Genworth common stock received from us until the ownership guideline has been met. The DSUs held by the non-management directors settle in shares of common stock beginning one year after the director leaves the Board of Directors in a single payment or in payments over 10 years, at the election of the director, or earlier upon the death of the director.

The following table shows the stock ownership as of December 31, 2017 of our current non-management directors, the percentage of the ownership guideline that they have reached, and the number of years that have elapsed since the director was initially made subject to the policy. The value of each non-management director’s stock ownership is based on the closing price of our common stock on December 31, 2017 ($3.11).

Director	Number of Shares/DSUs Held (#)	Value as of December 31, 2017 ($)	Stock Held as % of Ownership Guideline	Years Subject to Ownership Policy
William H. Bolinder	142,671	$443,707	96%	7
G. Kent Conrad	102,832	$319,808	70%	4
Melina E. Higgins	97,837	$304,273	66%	4
David M. Moffett	111,725	$347,465	76%	5
Thomas E. Moloney	158,415	$492,671	> 100%	8
Debra J. Perry	31,403	$97,663	21%	1
Robert P. Restrepo Jr.	31,403	$97,663	21%	1
James S. Riepe	360,055	$1,119,771	> 100%	11

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

INFORMATION RELATING TO DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT STOCKHOLDERS

Ownership of Genworth Common Stock

The following table sets forth information as of March 1, 2018, except as indicated in the footnotes to the table, regarding the beneficial ownership of our common stock by:

•	all persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own beneficially more than 5% of any class of our common stock (based on the most recently available information filed with the SEC);

•	the named executive officers included in the 2017 Summary Compensation Table as set forth in Item 11;

•	each of our current directors; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated in the footnotes to the table, each of the directors and executive officers possesses sole voting and investment power with respect to all shares set forth opposite his or her name. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of stock options or SARs or upon the conversion of RSUs held by that person that are currently exercisable or convertible, or are exercisable or convertible within 60 days of March 1, 2018, are deemed to be issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of any other stockholder. The number of shares issuable upon exercise of SARs is calculated based on the excess of the closing price of our common stock on March 1, 2018 over the base price of the SARs. As of March 1, 2018, there were 499,582,359 shares of common stock outstanding and no shares of any other class of voting securities outstanding.

The address of each director and executive officer listed below is c/o Genworth Financial, Inc., 6620 West Broad Street, Richmond, Virginia 23230.

	Beneficial Ownership		Other Non-Management Director Stock- Based Holdings (1)
Name of Beneficial Owner	Number of Shares	Percentage
BlackRock, Inc. (2)	54,184,339	10.84
The Vanguard Group, Inc. (3)	42,876,579	8.58
Thomas J. McInerney	164,602	*
Kelly L. Groh (4)	112,718	*
Kevin D. Schneider	250,917	*
Ward E. Bobitz (5)	74,364	*
Daniel J. Sheehan IV (6)	239,721	*
William H. Bolinder	3,000	*	139,671
G. Kent Conrad	—	—	102,832
Melina E. Higgins	—	—	97,837
David M. Moffett	—	—	111,725
Thomas E. Moloney	11,000	*	147,415
Debra J. Perry	—	—	31,403
Robert P. Restrepo Jr.	—	—	31,403
James S. Riepe	68,000	*	292,055
All directors and executive officers as a group (15 persons) (7)	1,003,374	*

*	Less than 1%.
(1)	Represents DSUs held by the non-management directors that settle in shares of common stock beginning one year after the director leaves the Board in a single payment or in payments over 10 years, at the election of the director, or earlier upon the death of the director. See Item 11—Compensation of Directors for more information regarding DSUs.
(2)	Information obtained solely by reference to the Schedule 13G/A filed with the SEC on January 19, 2018 by BlackRock, Inc. (“BlackRock”). BlackRock reported that it has sole power to vote or direct the vote of 52,874,303 shares and that it has sole power to dispose or to direct the disposition of 54,184,339 shares. The address for BlackRock is 55 East 52nd Street, New York, NY 10055.
(3)	Information obtained solely by reference to the Schedule 13G/A filed with the SEC on February 9, 2018 by The Vanguard Group, Inc. (“Vanguard”). Vanguard reported that it has sole power to vote or direct the vote of 545,792 shares that it beneficially owns, and has shared power to vote or direct to vote of 64,976 shares, and that it has sole power to dispose or to direct the disposition of 42,299,472 shares and has shared power to dispose or to direct the disposition of 577,107 shares. Vanguard further reported that (a) Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 512,131 shares, or 0.10%, of our common stock as a result of its serving as investment manager of collective trust accounts and (b) Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 98,637 shares, or 0.01%, of our common stock as a result of its serving as investment manager of Australian investment offerings. The address for Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(4)	Includes 39,000 shares of common stock issuable upon the exercise of stock options.
(5)	Includes 45,500 shares of common stock issuable upon the exercise of stock options.
(6)	Includes 58,000 shares of common stock issuable upon the exercise of stock options.
(7)	Represents ownership by all current directors and executive officers.

Ownership of Public Company Genworth Subsidiaries

Genworth MI Canada Inc.

In July 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect, majority-owned subsidiary, completed an initial public offering of its common shares. As of March 1, 2018, we beneficially owned 57% of the common shares of Genworth Canada. The following table sets forth information as of March 1, 2018, regarding the beneficial ownership of the common shares of Genworth Canada by the named executive officers and all of our directors and executive officers as a group. As of March 1, 2018, none of our current directors beneficially owned any common shares of Genworth Canada. Beneficial ownership is determined in accordance with the rules of the SEC. The executive officers that hold Genworth Canada common shares possess sole voting and investment power with respect to all shares set forth by their name. As of March 1, 2018, there were 91,020,740 common shares of Genworth Canada outstanding and no shares of any other class of voting securities outstanding.

Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percentage
Thomas J. McInerney	—	—
Kelly L. Groh	—	—
Kevin D. Schneider	—	—
Ward E. Bobitz	—	—
Daniel J. Sheehan IV	—	—
All directors and executive officers as a group (15 persons) (1)	—	—

(1)	Represents ownership by all current directors and executive officers.

Genworth Mortgage Insurance Australia Limited

In May 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), our indirect, majority-owned subsidiary, completed an initial public offering of its common shares. As of March 1, 2018, we beneficially owned 52% of the common shares of Genworth Australia. The following table sets forth information as of March 1, 2018, regarding the beneficial ownership of the common shares of Genworth Australia by the named executive officers and all of our directors and executive officers as a group. As of March 1, 2018, none of our current directors beneficially owned any common shares of Genworth Australia. Beneficial ownership is determined in accordance with the rules of the SEC. The executive officers that hold Genworth Australia common shares possess sole voting and investment power with respect to all shares set forth by their name. As of March 1, 2018, there were 473,813,684 common shares of Genworth Australia outstanding and no shares of any other class of voting securities outstanding.

Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percentage
Thomas J. McInerney	—	—
Kelly L. Groh	—	—
Kevin D. Schneider	33,419	*
Ward E. Bobitz	—	—
Daniel J. Sheehan IV	—	—
All directors and executive officers as a group (15 persons) (1)	33,419	*

*	Less than 1%.
(1)	Represents ownership by all current directors and executive officers.

EQUITY COMPENSATION PLANS

The following table gives information as of December 31, 2017 about common stock that may be issued under all of our existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (4)
Equity Compensation Plans Approved by Stockholders (1)	11,439,516	$11.16	2,242,459
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	11,439,516	$11.16	2,242,459

(1)	2004 Genworth Financial, Inc. Omnibus Incentive Plan and 2012 Genworth Financial, Inc. Omnibus Incentive Plan.
(2)	Includes shares issuable pursuant to the exercise or conversion of stock options, SARs, RSUs, PSUs and DSUs. The number of shares issuable upon exercise of SARs is calculated based on the excess, if any, of the closing price of our common stock on December 29, 2017 of $3.11 over the base price of the SARs. The number of shares issuable upon conversion of PSUs is calculated based on maximum payout levels until the performance period closes and the award settles.
(3)	Calculation of weighted-average exercise price of outstanding awards includes SARs (which are exercisable for shares of common stock for no consideration) and stock options, but does not include RSUs, PSUs and DSUs that convert to shares of common stock for no consideration. The weighted-average exercise price of outstanding stock options was $11.38. The weighted-average base price of outstanding SARs was $3.45.
(4)	All of these shares are available for issuance pursuant to grants of full-value stock awards.

CHANGES IN CONTROL

On October 21, 2016, Genworth entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into Genworth, subject to the terms and conditions of the Merger Agreement, with Genworth surviving the Merger as an indirect, wholly owned subsidiary of Parent, and an indirect subsidiary of Oceanwide. The transaction is subject to certain closing conditions including receipt of required regulatory approvals.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Board of Directors has established a policy, which is set forth in our Governance Principles, that Genworth will not enter into a transaction with a “related person” except in circumstances where there is a verifiable Genworth business interest supporting the transaction and the transaction otherwise meets Genworth’s standards that apply to similar transactions with unaffiliated entities or persons. For purposes of our policy, “related person” means any of our executive officers, directors, nominees for director, any persons known by us to beneficially own in excess of 5% of any class of our voting securities, any person who is an immediate family member of the foregoing and any firm, corporation or other entity in which any of the foregoing persons is an executive officer, general partner, principal or in a similar position or in which such person is deemed to have a 10% or greater beneficial ownership interest. Our policy applies to all transactions with “related persons,” including modifications of previously approved transactions, other than: (1) transactions available to all employees generally; and (2) transactions involving the payment of compensation or the entry into compensatory agreements or arrangements that are approved by the Compensation Committee or paid pursuant to an agreement, plan or arrangement approved by the Compensation Committee. The Board has delegated to the Audit Committee the responsibility of establishing policies and procedures for the review and approval of transactions with related persons, and the Audit Committee has established certain key practices related thereto. Our Governance Principles are in writing and can be found in the corporate governance section of our website. To view, go to www.genworth.com, select “Investors,” then select “Corporate Governance” and then select “Governance Principles.” Our Audit Committee’s key practices are in writing and can be found in the corporate governance section of our website. To view, go to www.genworth.com, select “Investors,” then select “Corporate Governance,” then select “Audit Committee” and finally select “Key Practices.”

DIRECTOR INDEPENDENCE

Our Board currently consists of nine directors, eight of whom are independent (as defined by our Governance Principles and NYSE listing standards) and one of whom is our CEO, Mr. McInerney. For a director to be independent, the Board must determine that the director does not have any direct or indirect material relationship with Genworth. The Board has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements of the NYSE. The independence guidelines are set forth in Section 4 of our Governance Principles, which are available on our website (to view, go to www.genworth.com, select “Investors,” then select “Corporate Governance” and then select “Governance Principles”). In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination. Our Board has determined that the purchase of Genworth products and services on the same terms available to unaffiliated entities or persons does not impair a director’s independence and therefore such purchases are not considered by our Board when making independence determinations. The Board has determined that Mr. Bolinder, Sen. Conrad, Ms. Higgins, Mr. Moffett, Mr. Moloney, Ms. Perry, Mr. Restrepo and Mr. Riepe satisfy the NYSE’s independence requirements and Genworth’s independence guidelines. The Board also previously determined that James A. Parke, who served on the Board in 2017 and until February 2018, satisfied the NYSE’s independence requirements and Genworth’s independence guidelines.

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

Further, in affirmatively determining the independence of any director who will serve on the Compensation Committee, the Board has also considered all factors specifically relevant to determining whether a director has a relationship to Genworth that is material to that director’s ability to be independent from management in connection with the duties of a member of the Compensation Committee, including: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by Genworth to such director; and (2) whether the director is affiliated with Genworth, its subsidiaries or its affiliates.

MEETINGS OF NON-MANAGEMENT AND INDEPENDENT DIRECTORS

All of our current non-management directors are independent (as determined in accordance with the NYSE listing standards and our Governance Principles) and our non-management directors met without management present at regularly scheduled Board meetings during 2017. Our Governance Principles provide that the non-management directors will meet regularly without management present. Mr. McInerney, our CEO, is currently the only employee of the company who serves on our Board. In addition, our Governance Principles provide that if the non-management directors include individuals who are not independent, as determined in accordance with the NYSE listing standards and our Governance Principles, then the independent directors on our Board will separately meet at least one time each year. Our Governance Principles provide that the Non-Executive Chairman of the Board, currently Mr. Riepe, will preside at the meetings of the non-management directors and the independent directors; in the absence of Mr. Riepe, the non-management directors present will select an independent committee chair to preside at such session. The independent Non-Executive Chairman of the Board may periodically call meetings of the non-management and independent directors, including at the request of the non-management or independent directors.

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Upon the approval of the Audit Committee, Genworth retained KPMG LLP (“KPMG”) to audit our consolidated financial statements for 2017 and to attest to the effectiveness of the company’s internal control over financial reporting. In addition, Genworth retained KPMG, as well as other accounting firms, to provide other auditing and advisory services in 2017.

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

The aggregate fees billed by KPMG in 2017 and 2016 for professional services rendered were:

Type of Fees	2017	2016
	(in millions)
Audit Fees (1)	$8.8	$7.8
Audit-Related Fees (2)	1.8	2.0
Tax Fees (3)	—	—
All Other Fees (4)	0.1	0.1

Total	$10.7	$9.9

(1)	Fees for services to perform an audit or review in accordance with either the standards of the PCAOB or generally accepted auditing standards and services that generally only Genworth’s independent registered public accounting firm can reasonably provide, such as the audit of Genworth’s consolidated financial statements included in public offerings or filings, the review of the financial statements included in our Quarterly Reports on Form 10-Q, and for services that are normally provided by accountants in connection with statutory and regulatory filings or engagements.
(2)	Fees for assurance and related services that are traditionally performed by Genworth’s independent registered public accounting firm, such as audit and related services for employee benefit plan audits, internal control reviews, document production requests, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards, including in connection with the pending Oceanwide transaction.

(3)	Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds, tax payment planning services and assistance with tax audits and filing appeals and totaled $49,774 for 2017 and $32,978 for 2016. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice from taxing authorities and totaled $0 for 2017 and 2016.
(4)	Fees not considered audit or audit-related, such as the actuarial services, workpaper access for strategic due diligence, and advice and assistance for the dissolution of entities.

Part IV

Item 15.	Exhibit

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney

31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Kelly L. Groh

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genworth Financial, Inc.

By:	/s/ Thomas J. McInerney
Thomas J. McInerney President and Chief Executive Officer

Date: April 3, 2018