Form 10-Q
period 2018-03-31
GENWORTH FINANCIAL INC
filed 2018-05-02
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 25, 2018, 500,624,199 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$61,080	$62,525
Equity securities, at fair value	799	820
Commercial mortgage loans	6,336	6,341
Restricted commercial mortgage loans related to securitization entities	99	107
Policy loans	1,789	1,786
Other invested assets	1,674	1,813

Total investments	71,777	73,392
Cash, cash equivalents and restricted cash	2,843	2,875
Accrued investment income	698	644
Deferred acquisition costs	2,699	2,329
Intangible assets and goodwill	339	301
Reinsurance recoverable	17,482	17,569
Other assets	431	453
Deferred tax asset	602	504
Separate account assets	6,902	7,230

Total assets	$103,773	$105,297

Liabilities and equity
Liabilities:
Future policy benefits	$37,946	$38,472
Policyholder account balances	23,751	24,195
Liability for policy and contract claims	9,651	9,594
Unearned premiums	3,797	3,967
Other liabilities	1,841	1,910
Borrowings related to securitization entities	32	40
Non-recourse funding obligations	310	310
Long-term borrowings	4,654	4,224
Deferred tax liability	27	27
Separate account liabilities	6,902	7,230

Total liabilities	88,911	89,969

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 589 million and 588 million shares issued as of March 31, 2018 and December 31, 2017, respectively; 501 million and 499 million shares outstanding as of March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	11,979	11,977

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	905	1,075
Net unrealized gains (losses) on other-than-temporarily impaired securities	12	10

Net unrealized investment gains (losses)	917	1,085

Derivatives qualifying as hedges	1,927	2,065
Foreign currency translation and other adjustments	(217)	(123)

Total accumulated other comprehensive income (loss)	2,627	3,027
Retained earnings	1,111	1,113
Treasury stock, at cost (88 million shares as of March 31, 2018 and December 31, 2017)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,018	13,418
Noncontrolling interests	1,844	1,910

Total equity	14,862	15,328

Total liabilities and equity	$103,773	$105,297

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Premiums	$1,140	$1,136
Net investment income	804	790
Net investment gains (losses)	(31)	34
Policy fees and other income	202	211

Total revenues	2,115	2,171

Benefits and expenses:
Benefits and other changes in policy reserves	1,311	1,246
Interest credited	156	167
Acquisition and operating expenses, net of deferrals	240	270
Amortization of deferred acquisition costs and intangibles	104	94
Interest expense	76	62

Total benefits and expenses	1,887	1,839

Income from continuing operations before income taxes	228	332
Provision for income taxes	63	116

Income from continuing operations	165	216
Loss from discontinued operations, net of taxes	—	—

Net income	165	216
Less: net income attributable to noncontrolling interests	53	61

Net income available to Genworth Financial, Inc.’s common stockholders	$112	$155

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.22	$0.31

Diluted	$0.22	$0.31

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.22	$0.31

Diluted	$0.22	$0.31

Weighted-average common shares outstanding:
Basic	499.6	498.6

Diluted	502.7	501.0

Supplemental disclosures:
Total other-than-temporary impairments	$—	$(1)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	—	(1)
Other investments gains (losses)	(31)	35

Total net investment gains (losses)	$(31)	$34

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2018	2017
Net income	$165	$216
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(341)	(12)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	1
Derivatives qualifying as hedges	(152)	(49)
Foreign currency translation and other adjustments	(87)	119

Total other comprehensive income (loss)	(580)	59

Total comprehensive income (loss)	(415)	275
Less: comprehensive income attributable to noncontrolling interests	4	118

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(419)	$157

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2017	$1	$11,977	$3,027	$1,113	$(2,700)	$13,418	$1,910	$15,328
Cumulative effect of change in accounting, net of taxes	—	—	131	(114)	—	17	—	17
Repurchase of subsidiary shares	—	—	—	—	—	—	(36)	(36)
Comprehensive income (loss):
Net income	—	—	—	112	—	112	53	165
Other comprehensive loss net of taxes	—	—	(531)	—	—	(531)	(49)	(580)

Total comprehensive income (loss)						(419)	4	(415)
Dividends to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Stock-based compensation expense and exercises and other	—	2	—	—	—	2	2	4

Balances as of March 31, 2018	$1	$11,979	$2,627	$1,111	$(2,700)	$13,018	$1,844	$14,862

Balances as of December 31, 2016	$1	$11,962	$3,094	$287	$(2,700)	$12,644	$1,823	$14,467
Cumulative effect of change in accounting, net of taxes	—	—	—	9	—	9	—	9
Comprehensive income:
Net income	—	—	—	155	—	155	61	216
Other comprehensive income, net of taxes	—	—	2	—	—	2	57	59

Total comprehensive income						157	118	275
Dividends to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Stock-based compensation expense and exercises and other	—	2	—	—	—	2	2	4

Balances as of March 31, 2017	$1	$11,964	$3,096	$451	$(2,700)	$12,812	$1,904	$14,716

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$165	$216
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(25)	(33)
Net investment (gains) losses	31	(34)
Charges assessed to policyholders	(178)	(183)
Acquisition costs deferred	(18)	(22)
Amortization of deferred acquisition costs and intangibles	104	94
Deferred income taxes	26	93
Trading securities, held-for-sale investments and derivative instruments	(152)	365
Stock-based compensation expense	7	10
Change in certain assets and liabilities:
Accrued investment income and other assets	(45)	(79)
Insurance reserves	377	377
Current tax liabilities	(39)	(37)
Other liabilities, policy and contract claims and other policy-related balances	(144)	(112)

Net cash from operating activities	109	655

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	934	1,060
Commercial mortgage loans	205	166
Restricted commercial mortgage loans related to securitization entities	8	6
Proceeds from sales of investments:
Fixed maturity and equity securities	792	2,173
Purchases and originations of investments:
Fixed maturity and equity securities	(2,013)	(2,710)
Commercial mortgage loans	(199)	(161)
Other invested assets, net	104	(676)
Policy loans, net	2	—

Net cash used by investing activities	(167)	(142)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	255	218
Withdrawals from universal life and investment contracts	(591)	(467)
Proceeds from issuance of long-term debt	441	—
Repayment of borrowings related to securitization entities	(8)	(7)
Repurchase of subsidiary shares	(36)	—
Dividends paid to noncontrolling interests	(36)	(39)
Other, net	22	(9)

Net cash from (used by) financing activities	47	(304)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21)	25

Net change in cash, cash equivalents and restricted cash	(32)	234
Cash, cash equivalents and restricted cash at beginning of period	2,875	2,784

Cash, cash equivalents and restricted cash at end of period	$2,843	$3,018

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

We operate our business through the following five operating segments:

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based.

•	Canada Mortgage Insurance. We offer flow mortgage insurance and also provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk in Canada.

•	Australia Mortgage Insurance. In Australia, we offer flow mortgage insurance and selectively provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	U.S. Life Insurance. We offer long-term care insurance products as well as service traditional life insurance and fixed annuity products in the United States.

•	Runoff. The Runoff segment includes the results of non-strategic products which have not been actively sold but we continue to service our existing blocks of business. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements and funding agreements backing notes.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2017 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Accounting Changes

Accounting Pronouncements Recently Adopted

On January 1, 2018, we early adopted new accounting guidance on the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”), or “stranded tax effects.” Under current U.S. GAAP, deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the period that the changes were enacted. This also includes situations in which the related tax effects were originally recognized in other comprehensive income as opposed to income from continuing operations. The following summarizes the components for the cumulative effect adjustment recorded on January 1, 2018 related to the adoption of this new accounting guidance:

	Accumulated other comprehensive income
(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges	Foreign currency translation and other adjustments	Retained earnings	Total stockholders’ equity
Deferred taxes:
Net unrealized gains on investment securities	$192	$—	$—	$(192)	$—
Net unrealized gains on derivatives	—	12	—	(12)	—
Investment in foreign subsidiaries	(3)	—	(46)	49	—
Accrued commission and general expenses	—	—	(1)	1	—

Cumulative effect of changes in accounting	$189	$12	$(47)	$(154)	$—

The accounting for the temporary differences related to investment in foreign subsidiaries recorded in accumulated other comprehensive income at adoption of the TCJA, were provisional. Therefore, additional reclassification adjustments may be recorded in future periods as tax effects of the TCJA on related temporary differences are finalized. Other than those effects related to the TCJA, our policy is to release stranded tax effects from other comprehensive income using the portfolio approach for items related to investments and derivatives, and upon disposition of a subsidiary for items related to outside basis differences.

On January 1, 2018, we early adopted new accounting guidance related to the hedge accounting model. The new guidance amends the hedge accounting model to enable entities to better portray the economics of their derivative risk management activities in the financial statements and enhance the transparency and understandability of hedge results. In certain situations, the amendments also simplify the application of hedge accounting and removed the requirements to separately measure and report hedge ineffectiveness. We adopted this new accounting using the modified retrospective method and recognized a gain of $2 million in accumulated other comprehensive income with a corresponding decrease to retained earnings at adoption. This gain was the cumulative amount of hedge ineffectiveness related to active hedges that was previously included in earnings.

On January 1, 2018, we adopted new accounting guidance that clarifies when to account for a change to share-based compensation as a modification. The new guidance requires modification accounting only if there are changes to the fair value, vesting conditions or classification as a liability or equity of the share-based compensation. We adopted this new accounting guidance prospectively and therefore, the guidance did not have any impact at adoption.

On January 1, 2018, we adopted new accounting guidance that clarifies the scope and accounting for gains and losses from the derecognition of nonfinancial assets or an in substance nonfinancial asset that is not a business and accounting for partial sales of nonfinancial assets. The new guidance clarifies when transferring

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ownership interests in a consolidated subsidiary holding nonfinancial assets is within scope. It also states that the reporting entity should identify each distinct nonfinancial asset and derecognize when a counterparty obtains control. We adopted this new accounting guidance using the modified retrospective method, which had no impact on our consolidated financial statements at adoption.

On January 1, 2018, we early adopted new accounting guidance simplifying the test for goodwill impairment. The new guidance states goodwill impairment is equal to the difference between the carrying value and fair value of the reporting unit up to the amount of recorded goodwill. We adopted this new accounting guidance prospectively and will apply it to our 2018 goodwill impairment test.

On January 1, 2018, we adopted new accounting guidance related to the classification and presentation of changes in restricted cash. The new guidance requires that changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents be shown in the statements of cash flows and requires additional disclosures related to restricted cash and restricted cash equivalents. We adopted this new accounting guidance retrospectively and modified the line item descriptions on our consolidated balance sheets and statements of cash flows in our consolidated financial statements. The other impacts from this new accounting guidance did not have a significant impact on our consolidated financial statements or disclosures.

On January 1, 2018, we adopted new accounting guidance related to the income tax effects of intra-entity transfers of assets other than inventory. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted this new accounting guidance using the modified retrospective method, which did not have any significant impact on our consolidated financial statements or disclosures at adoption.

On January 1, 2018, we adopted new accounting guidance related to the classification of certain cash payments and cash receipts on our statement of cash flows. The guidance reduces diversity in practice related to eight specific cash flow issues. We adopted this new accounting guidance retrospectively. We will reclassify a $20 million make-whole premium that was incurred in the first quarter of 2016 previously included in the operating activities section of the statement of cash flows, within the line item “other liabilities, policy and contract claims and other policy-related balances” to the financing activities section within the line item “repayment and repurchase of long-term debt” in our 2018 annual consolidated financial statements filed on Form 10-K. The reclassification will result in an increase in net cash used by financing activities and an increase in net cash from operating activities. The remaining specific cash flow issues did not have a significant impact on our consolidated financial statements.

On January 1, 2018, we adopted new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Changes to financial instruments accounting primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, are measured at fair value with changes in fair value recognized in net income. The new guidance also clarifies that the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with other deferred tax assets. We adopted this new accounting guidance using the modified retrospective method and reclassified, after adjustments for deferred acquisition costs (“DAC”) and other intangible amortization and certain benefit reserves, taxes and noncontrolling interests, $25 million of gains related to equity securities from accumulated other comprehensive income and $17 million of gains related to limited partnerships previously recorded at cost to cumulative effect of change in accounting within retained earnings.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 1, 2018, we adopted new accounting guidance related to revenue from contracts with customers. The key principle of the new guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. Insurance contracts are specifically excluded from this new guidance. The Financial Accounting Standards Board (“the FASB”) has clarified the scope that all of our insurance contracts, including mortgage insurance and investment contracts are excluded from the scope of this new guidance. We adopted this new accounting guidance using the modified retrospective method, which did not have any significant impact on our consolidated financial statements at adoption.

Accounting Pronouncements Not Yet Adopted

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2018	2017
Weighted-average shares used in basic earnings per share calculations	499.6	498.6
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	3.1	2.4

Weighted-average shares used in diluted earnings per share calculations	502.7	501.0

Income from continuing operations:
Income from continuing operations	$165	$216
Less: income from continuing operations attributable to noncontrolling interests	53	61

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$112	$155

Basic per share	$0.22	$0.31

Diluted per share	$0.22	$0.31

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$—	$—
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—

Loss from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$—	$—

Basic per share	$—	$—

Diluted per share	$—	$—

Net income:
Income from continuing operations	$165	$216

Net income	165	216
Less: net income attributable to noncontrolling interests	53	61

Net income available to Genworth Financial, Inc.’s common stockholders	$112	$155

Basic per share	$0.22	$0.31

Diluted per share	$0.22	$0.31

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2018	2017
Fixed maturity securities—taxable	$635	$641
Fixed maturity securities—non-taxable	3	3
Equity securities	10	8
Commercial mortgage loans	82	77
Restricted commercial mortgage loans related to securitization entities	2	2
Policy loans	43	42
Other invested assets	39	32
Cash, cash equivalents and short-term investments	12	6

Gross investment income before expenses and fees	826	811
Expenses and fees	(22)	(21)

Net investment income	$804	$790

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2018	2017
Available-for-sale securities:
Realized gains	$7	$63
Realized losses	(16)	(34)

Net realized gains (losses) on available-for-sale securities	(9)	29

Impairments:
Total other-than-temporary impairments	—	(1)
Portion of other-than-temporary impairments included in other comprehensive income	—	—

Net other-than-temporary impairments	—	(1)

Net realized gains (losses) on equity securities sold	2	—
Net unrealized gains (losses) on equity securities still held	(18)	—
Limited partnerships	7	—
Commercial mortgage loans	—	1
Net gains (losses) related to securitization entities	—	2
Derivative instruments (1)	(13)	3

Net investment gains (losses)	$(31)	$34

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended March 31, 2018 and 2017 was $619 million and $876 million, respectively, which was approximately 98% and 96%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (“OCI”) as of and for the three months ended March 31:

(Amounts in millions)	2018	2017
Beginning balance	$32	$42
Reductions:
Securities sold, paid down or disposed	(4)	(1)

Ending balance	$28	$41

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2018	December 31, 2017
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$3,452	$5,125
Equity securities	—	69

Subtotal (1)	3,452	5,194
Adjustments to deferred acquisition costs, present value of future profits, sales
inducements and benefit reserves	(2,207)	(3,451)
Income taxes, net	(282)	(583)

Net unrealized investment gains (losses)	963	1,160
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	46	75

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$917	$1,085

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income was as follows as of and for the three months ended March 31:

(Amounts in millions)	2018	2017
Beginning balance	$1,085	$1,262
Cumulative effect of changes in accounting:
Stranded tax effects	189	—
Recognition and measurement of financial assets and liabilities, net of taxes of $18 and $—	(25)	—

Total cumulative effect of changes in accounting	164	—

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(1,681)	392
Adjustment to deferred acquisition costs	442	(305)
Adjustment to present value of future profits	36	(5)
Adjustment to sales inducements	20	(5)
Adjustment to benefit reserves	740	(68)
Provision for income taxes	95	(2)

Change in unrealized gains (losses) on investment securities	(348)	7
Reclassification adjustments to net investment (gains) losses, net of taxes of $(1) and $10	7	(18)

Change in net unrealized investment gains (losses)	(341)	(11)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(9)	8

Ending balance	$917	$1,243

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of March 31, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,735	$674	$—	$(11)	$—	$5,398
State and political subdivisions	2,692	217	—	(33)	—	2,876
Non-U.S. government	2,239	85	—	(25)	—	2,299
U.S. corporate:
Utilities	4,444	472	—	(42)	—	4,874
Energy	2,232	174	—	(23)	—	2,383
Finance and insurance	6,119	395	—	(67)	—	6,447
Consumer—non-cyclical	4,331	385	—	(46)	—	4,670
Technology and communications	2,663	135	—	(35)	—	2,763
Industrial	1,242	76	—	(10)	—	1,308
Capital goods	2,193	216	—	(24)	—	2,385
Consumer—cyclical	1,481	82	—	(21)	—	1,542
Transportation	1,174	99	—	(17)	—	1,256
Other	351	20	—	(1)	—	370

Total U.S. corporate	26,230	2,054	—	(286)	—	27,998

Non-U.S. corporate:
Utilities	989	28	—	(14)	—	1,003
Energy	1,341	124	—	(11)	—	1,454
Finance and insurance	2,583	128	—	(23)	—	2,688
Consumer—non-cyclical	674	15	—	(11)	—	678
Technology and communications	945	47	—	(8)	—	984
Industrial	946	61	—	(7)	—	1,000
Capital goods	610	21	—	(5)	—	626
Consumer—cyclical	500	4	—	(4)	—	500
Transportation	657	54	—	(7)	—	704
Other	2,485	148	—	(13)	—	2,620

Total non-U.S. corporate	11,730	630	—	(103)	—	12,257

Residential mortgage-backed	3,664	180	14	(22)	—	3,836
Commercial mortgage-backed	3,355	57	—	(70)	—	3,342
Other asset-backed	3,077	10	1	(14)	—	3,074

Total available-for-sale fixed maturity securities	$57,722	$3,907	$15	$(564)	$—	$61,080

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of March 31, 2018:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$278	$(5)	30	$105	$(6)	9	$383	$(11)	39
State and political subdivisions	494	(20)	90	191	(13)	33	685	(33)	123
Non-U.S. government	672	(12)	54	232	(13)	21	904	(25)	75
U.S. corporate	7,237	(211)	986	1,214	(75)	201	8,451	(286)	1,187
Non-U.S. corporate	3,288	(74)	457	522	(29)	79	3,810	(103)	536
Residential mortgage-backed	957	(18)	129	115	(4)	43	1,072	(22)	172
Commercial mortgage-backed	998	(25)	147	584	(45)	87	1,582	(70)	234
Other asset-backed	1,420	(12)	261	250	(2)	55	1,670	(14)	316

Total for fixed maturity securities in an unrealized loss position	$15,344	$(377)	2,154	$3,213	$(187)	528	$18,557	$(564)	2,682

% Below cost:
<20% Below cost	$15,342	$(377)	2,153	$3,195	$(180)	524	$18,537	$(557)	2,677
20%-50% Below cost	2	—	1	18	(7)	4	20	(7)	5

Total for fixed maturity securities in an unrealized loss position	$15,344	$(377)	2,154	$3,213	$(187)	528	$18,557	$(564)	2,682

Investment grade	$14,458	$(349)	2,033	$3,054	$(175)	495	$17,512	$(524)	2,528
Below investment grade	886	(28)	121	159	(12)	33	1,045	(40)	154

Total for fixed maturity securities in an unrealized loss position	$15,344	$(377)	2,154	$3,213	$(187)	528	$18,557	$(564)	2,682

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of March 31, 2018:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$805	$(29)	124	$191	$(13)	32	$996	$(42)	156
Energy	581	(14)	85	121	(9)	18	702	(23)	103
Finance and insurance	2,090	(57)	282	240	(10)	40	2,330	(67)	322
Consumer—non-cyclical	1,254	(35)	144	168	(11)	28	1,422	(46)	172
Technology and communications	774	(20)	108	182	(15)	29	956	(35)	137
Industrial	295	(7)	45	53	(3)	8	348	(10)	53
Capital goods	509	(20)	70	74	(4)	12	583	(24)	82
Consumer—cyclical	544	(15)	77	109	(6)	19	653	(21)	96
Transportation	363	(13)	48	76	(4)	15	439	(17)	63
Other	22	(1)	3	—	—	—	22	(1)	3

Subtotal, U.S. corporate securities	7,237	(211)	986	1,214	(75)	201	8,451	(286)	1,187

Non-U.S. corporate:
Utilities	335	(9)	45	64	(5)	5	399	(14)	50
Energy	333	(8)	43	57	(3)	11	390	(11)	54
Finance and insurance	845	(18)	116	116	(5)	17	961	(23)	133
Consumer—non-cyclical	252	(7)	25	53	(4)	7	305	(11)	32
Technology and
communications	280	(7)	45	26	(1)	7	306	(8)	52
Industrial	176	(4)	26	40	(3)	6	216	(7)	32
Capital goods	156	(3)	20	46	(2)	4	202	(5)	24
Consumer—cyclical	226	(4)	37	—	—	—	226	(4)	37
Transportation	149	(4)	19	40	(3)	6	189	(7)	25
Other	536	(10)	81	80	(3)	16	616	(13)	97

Subtotal, non-U.S. corporate securities	3,288	(74)	457	522	(29)	79	3,810	(103)	536

Total for corporate securities in an unrealized loss position	$10,525	$(285)	1,443	$1,736	$(104)	280	$12,261	$(389)	1,723

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2018 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,666	$1,677
Due after one year through five years	10,943	11,146
Due after five years through ten years	12,618	12,876
Due after ten years	22,399	25,129

Subtotal	47,626	50,828
Residential mortgage-backed	3,664	3,836
Commercial mortgage-backed	3,355	3,342
Other asset-backed	3,077	3,074

Total	$57,722	$61,080

As of March 31, 2018, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 23%, 15% and 13%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of March 31, 2018, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,276	36%	$2,239	35%
Industrial	1,601	25	1,628	26
Office	1,480	23	1,510	24
Apartments	483	8	478	8
Mixed use	226	4	223	3
Other	282	4	275	4

Subtotal	6,348	100%	6,353	100%

Unamortized balance of loan origination fees and costs	(3)		(3)
Allowance for losses	(9)		(9)

Total	$6,336		$6,341

	March 31, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,653	26%	$1,625	26%
Pacific	1,627	26	1,622	26
Middle Atlantic	907	15	927	14
Mountain	576	9	556	9
West North Central	444	7	446	7
East North Central	387	6	394	6
West South Central	342	5	336	5
East South Central	212	3	208	3
New England	200	3	239	4

Subtotal	6,348	100%	6,353	100%

Unamortized balance of loan origination fees and costs	(3)		(3)
Allowance for losses	(9)		(9)

Total	$6,336		$6,341

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	March 31, 2018
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,276	$2,276
Industrial	—	—	—	—	1,601	1,601
Office	7	—	6	13	1,467	1,480
Apartments	—	—	—	—	483	483
Mixed use	—	—	—	—	226	226
Other	—	—	—	—	282	282

Total recorded investment	$7	$—	$6	$13	$6,335	$6,348

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2017
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$5	$—	$—	$5	$2,234	$2,239
Industrial	—	—	—	—	1,628	1,628
Office	—	—	6	6	1,504	1,510
Apartments	—	—	—	—	478	478
Mixed use	—	—	—	—	223	223
Other	—	—	—	—	275	275

Total recorded investment	$5	$—	$6	$11	$6,342	$6,353

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of March 31, 2018 and December 31, 2017, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of March 31, 2018 and December 31, 2017.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of March 31, 2018, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of these loans was expected to be recoverable.

During the three months ended March 31, 2018 and the year ended December 31, 2017, we modified or extended one and ten commercial mortgage loans, respectively, with a total carrying value of $5 million and $27 million, respectively. All of these modifications or extensions were based on current market interest rates and did not result in any forgiveness in the outstanding principal amount owed by the borrower.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2018	2017
Allowance for credit losses:
Beginning balance	$9	$12
Charge-offs	—	—
Recoveries	—	—
Provision	—	(1)

Ending balance	$9	$11

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$9	$11

Recorded investment:
Ending balance	$6,348	$6,121

Ending balance of individually impaired loans	$—	$—

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,348	$6,121

As of March 31, 2018 and 2017, we had no individually impaired commercial mortgage loans. As of December 31, 2017, we had one individually impaired loan within the office property type with a recorded investment and unpaid principal balance of $6 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2018
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$851	$496	$929	$—	$—	$2,276
Industrial	681	355	565	—	—	1,601
Office	443	462	560	13	2	1,480
Apartments	205	125	148	5	—	483
Mixed use	101	55	70	—	—	226
Other	50	43	189	—	—	282

Total recorded investment	$2,331	$1,536	$2,461	$18	$2	$6,348

% of total	37%	24%	39%	—%	—%	100%

Weighted-average debt service coverage ratio	2.41	2.17	1.74	0.58	1.04	2.08

(1)	Included a loan with a recorded investment of $2 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 102%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

	December 31, 2017
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$919	$500	$820	$—	$—	$2,239
Industrial	731	363	532	2	—	1,628
Office	575	386	534	13	2	1,510
Apartments	226	101	146	5	—	478
Mixed use	99	59	65	—	—	223
Other	68	28	179	—	—	275

Total recorded investment	$2,618	$1,437	$2,276	$20	$2	$6,353

% of total	41%	23%	36%	—%	—%	100%

Weighted-average debt service coverage ratio	2.65	1.85	1.62	0.62	1.04	2.09

(1)	Included a loan with a recorded investment of $2 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 102%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2018
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$42	$230	$302	$1,060	$642	$2,276
Industrial	20	58	194	700	629	1,601
Office	49	61	165	570	635	1,480
Apartments	—	18	80	194	191	483
Mixed use	5	4	28	85	104	226
Other	1	138	23	71	49	282

Total recorded investment	$117	$509	$792	$2,680	$2,250	$6,348

% of total	2%	8%	13%	42%	35%	100%

Weighted-average loan-to-value	55%	60%	58%	58%	46%	54%

	December 31, 2017
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$43	$235	$301	$1,020	$640	$2,239
Industrial	23	61	174	700	670	1,628
Office	51	61	157	569	672	1,510
Apartments	—	17	77	191	193	478
Mixed use	2	4	26	86	105	223
Other	1	149	14	71	40	275

Total recorded investment	$120	$527	$749	$2,637	$2,320	$6,353

% of total	2%	8%	12%	42%	36%	100%

Weighted-average loan-to-value	55%	60%	58%	58%	42%	52%

As of March 31, 2018 and December 31, 2017, we did not have any floating rate commercial mortgage loans.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to securitization entities.

(g) Limited Partnerships or Similar Entities

Limited partnerships are accounted for at fair value when our partnership interest is considered minor (generally less than 3% ownership in the limited partnerships) and we exercise no influence over operating and financial policies. If our ownership percentage exceeds that threshold, limited partnerships are accounted for

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

using the equity method of accounting. In applying either method, we use financial information provided by the investee generally on a one-to-three month lag.

Investments in partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of March 31, 2018 and December 31, 2017, the total carrying value of these investments was $262 million and $222 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value				Fair value
(Amounts in millions)	Balance sheet classification	March 31, 2018	December 31, 2017	Balance sheet classification		March 31, 2018	December 31, 2017

Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$54	$74	Other liabilities		$58	$25
Foreign currency swaps	Other invested assets	1	1	Other liabilities		—	—

Total cash flow hedges		55	75			58	25

Total derivatives designated as hedges		55	75			58	25

Derivatives not designated as hedges
Foreign currency swaps	Other invested assets	5	11	Other liabilities		2	—
Equity index options	Other invested assets	60	80	Other liabilities		—	—
Financial futures	Other invested assets	—	—	Other liabilities		—	—
Equity return swaps	Other invested assets	1	—	Other liabilities		—	2
Other foreign currency contracts	Other invested assets	108	110	Other liabilities		24	20
GMWB embedded derivatives	Reinsurance recoverable(1)	13	14	Policyholder account balances	(2)	242	250
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances	(3)	408	419
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances	(4)	13	14

Total derivatives not designated as hedges		187	215			689	705

Total derivatives		$242	$290			$747	$730

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2017	Additions	Maturities/ terminations	March 31, 2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,155	$1,048	$(1,178)	$11,025
Foreign currency swaps	Notional	22	—	—	22

Total cash flow hedges		11,177	1,048	(1,178)	11,047

Total derivatives designated as hedges		11,177	1,048	(1,178)	11,047

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	—	4,679
Foreign currency swaps	Notional	349	57	—	406
Credit default swaps	Notional	39	—	(19)	20
Equity index options	Notional	2,420	585	(596)	2,409
Financial futures	Notional	1,283	1,380	(1,389)	1,274
Equity return swaps	Notional	96	—	(77)	19
Other foreign currency contracts	Notional	3,264	195	(311)	3,148

Total derivatives not designated as hedges		12,130	2,217	(2,392)	11,955

Total derivatives		$23,307	$3,265	$(3,570)	$23,002

(Number of policies)	Measurement	December 31, 2017	Additions	Maturities/ terminations	March 31, 2018
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	30,450	—	(693)	29,757
Fixed index annuity embedded derivatives	Policies	17,067	—	(115)	16,952
Indexed universal life embedded derivatives	Policies	985	—	(17)	968

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2018:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income
Interest rate swaps hedging assets	$(173)	$35	Net investment income
Interest rate swaps hedging assets	—	5	Net investment gains (losses)
Interest rate swaps hedging liabilities	17	—	Interest expense
Foreign currency swaps	(1)	—	Net investment income

Total	$(157)	$40

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2017:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(49)	$30	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	4	—	Interest expense	—	Net investment gains (losses)

Total	$(45)	$31		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2018	2017
Derivatives qualifying as effective accounting hedges as of January 1	$2,065	$2,085
Cumulative effect of changes in accounting:
Stranded tax effects	12	—
Changes to the hedge accounting model, net of deferred taxes of $(1) and $—	2	—

Total cumulative effect of changes in accounting	14	—

Current period increases (decreases) in fair value, net of deferred taxes of $34 and $16	(126)	(29)
Reclassification to net (income), net of deferred taxes of $14 and $11	(26)	(20)

Derivatives qualifying as effective accounting hedges as of March 31	$1,927	$2,036

The total of derivatives designated as cash flow hedges of $1,927 million, net of taxes, recorded in stockholders’ equity as of March 31, 2018 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $100 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the three months ended March 31, 2018, we reclassified $3 million to net income in connection with forecasted transactions that were no longer considered probable of occurring.

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

We also had, prior to the fourth quarter of 2017, derivatives related to securitization entities where we were required to consolidate the related securitization entity as a result of our involvement in the structure. The counterparties for these derivatives typically only had recourse to the securitization entity. The interest rate swaps used for these entities were typically used to effectively convert the interest payments on the assets of the securitization entity to the same basis as the interest rate on the borrowings issued by the securitization entity. Credit default swaps were utilized in certain securitization entities to enhance the yield payable on the borrowings issued by the securitization entity and also included a settlement feature that allows the securitization entity to provide the par value of assets in the securitization entity for the amount of any losses incurred under the credit default swap.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2018	2017
Interest rate swaps	$(1)	$2	Net investment gains (losses)
Credit default swaps related to securitization entities	—	2	Net investment gains (losses)
Equity index options	(15)	13	Net investment gains (losses)
Financial futures	(24)	(17)	Net investment gains (losses)
Equity return swaps	(5)	(8)	Net investment gains (losses)
Other foreign currency contracts	8	(5)	Net investment gains (losses)
Foreign currency swaps	(8)	3	Net investment gains (losses)
GMWB embedded derivatives	14	33	Net investment gains (losses)
Fixed index annuity embedded derivatives	8	(20)	Net investment gains (losses)
Indexed universal life embedded derivatives	5	1	Net investment gains (losses)

Total derivatives not designated as hedges	$(18)	$4

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

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2018			December 31, 2017
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$232	$84	$148	$278	$47	$231
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	232	84	148	278	47	231
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(29)	(29)	—	(23)	(23)	—
Collateral received	(151)	—	(151)	(170)	—	(170)
Collateral pledged	—	(414)	414	—	(288)	288
Over collateralization	6	359	(353)	—	264	(264)

Net amount	$58	$—	$58	$85	$—	$85

(1)	Included $3 million and $2 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of March 31, 2018 and December 31, 2017, respectively.
(2)	Does not include amounts related to embedded derivatives and derivatives related to securitization entities as of March 31, 2018 and December 31, 2017.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of March 31, 2018 and December 31, 2017, we could have been allowed to claim $58 million and $85 million, respectively. There were no amounts that we would have been required to disburse as of March 31, 2018 and December 31, 2017. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

We actively responded to the risk in our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter derivatives transactions with us following the downgrades of our life insurance subsidiaries by Moody’s Investors Service, Inc. and A.M. Best Company, Inc. in February 2018. As of March 31, 2018, no counterparties exercised their rights to terminate or revise the terms of their transactions with us.

Credit Derivatives

We sell protection under single name credit default swaps in combination with purchasing a security to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for single name reference entities follow the Credit Derivatives Physical Settlement Matrix published by the International Swaps and Derivatives Association. Under these terms, credit default triggers are defined as bankruptcy, failure to pay or restructuring, if applicable. Our maximum exposure to credit loss equals the notional value for credit default swaps. In the event of default for credit default swaps, we are typically required to pay the protection holder the full notional value less a recovery rate determined at auction.

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	March 31, 2018			December 31, 2017
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$20	$—	$—	$39	$—	$—

Total credit default swaps on single name reference entities	$20	$—	$—	$39	$—	$—

(6) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying unaudited condensed consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash and cash equivalents, short-term investments, investment securities, separate accounts, securities held as collateral and derivative instruments. Apart from certain of our borrowings and certain marketable securities, few of the instruments are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2018
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,336	$6,407	$—	$—	$6,407
Restricted commercial mortgage loans		(1)	99	106	—	—	106
Other invested assets		(1)	113	113	—	—	113
Liabilities:
Long-term borrowings		(1)	4,654	4,093	—	3,936	157
Non-recourse funding obligations		(1)	310	206	—	—	206
Borrowings related to securitization entities		(1)	32	33	—	33	—
Investment contracts		(1)	14,195	14,492	—	5	14,487
Other firm commitments:
Commitments to fund limited partnerships	365		—	—	—	—	—
Commitments to fund bank loan investments	19		—	—	—	—	—
Ordinary course of business lending commitments	106		—	—	—	—	—

	December 31, 2017
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,341	$6,573	$—	$—	$6,573
Restricted commercial mortgage loans		(1)	107	116	—	—	116
Other invested assets		(1)	277	299	—	—	299
Liabilities:
Long-term borrowings		(1)	4,224	3,725	—	3,566	159
Non-recourse funding obligations		(1)	310	201	—	—	201
Borrowings related to securitization entities		(1)	40	41	—	41	—
Investment contracts		(1)	14,700	15,123	—	5	15,118
Other firm commitments:
Commitments to fund limited partnerships	317		—	—	—	—	—
Commitments to fund bank loan investments	18		—	—	—	—	—
Ordinary course of business lending commitments	168		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recurring Fair Value Measurements

We have fixed maturity, short-term investments, equity securities, limited partnerships, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.

Limited partnerships

Limited partnerships are valued based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the underlying instrument. We utilize the net asset value (“NAV”) of the underlying fund statements as a practical expedient for fair value.

Fixed maturity, short-term investments and equity securities

The fair value of fixed maturity, short-term investments and equity securities are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, a security is valued using that market information for similar securities, which is also a market approach. When market information is not available for a specific security or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including mortgage-backed or asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the inputs used for our fixed maturity, short-term investments and equity securities based on the level in which instruments are classified is included below. We have combined certain classes of instruments together as the nature of the inputs is similar.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2018:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$5,398	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,823	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$2,283	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$24,940	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$10,306	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$3,802	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$3,336	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,902	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Internal models: A portion of our non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $16 million, $1,058 million and $524 million, respectively, as of March 31, 2018. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Short-term investments

The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by third-party pricing services.

Level 3 measurements

Fixed maturity securities

•	Internal models: A portion of our U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,224 million as of March 31, 2018.

•	Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $468 million as of March 31, 2018.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of March 31, 2018 and December 31, 2017, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $58 million and $63 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Interest rate swaps related to securitization entities. The valuation of interest rate swaps related to securitization entities was determined using an income approach. The primary input into the valuation represented the forward interest rate swap curve, which was generally considered an observable input, and resulted in the derivative being classified as Level 2.

Inflation indexed swaps. The valuation of inflation indexed swaps was determined using an income approach. The primary inputs into the valuation represented the forward interest rate swap curve, the current consumer price index and the forward consumer price index curve, which were generally considered observable inputs, and resulted in the derivative being classified as Level 2.

Foreign currency swaps. The valuation of foreign currency swaps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve and foreign currency exchange rates, both of which are considered an observable input, and results in the derivative being classified as Level 2.

Credit default swaps. We have single name credit default swaps and we previously sold protection under index tranche credit default swaps. For single name credit default swaps, we utilize an income approach to determine fair value based on using current market information for the credit spreads of the reference entity, which is considered observable inputs based on the reference entities of our derivatives and results in these derivatives being classified as Level 2. For index tranche credit default swaps, we utilized an income approach that utilized current market information related to credit spreads and expected defaults and losses associated with the reference entities that comprised the respective index associated with each derivative. There were significant

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unobservable inputs associated with the timing and amount of losses from the reference entities as well as the timing or amount of losses, if any, that were absorbed by our tranche. Accordingly, the index tranche credit default swaps were classified as Level 3. As credit spreads widened for the underlying issuers comprising the index, the change in our valuation of these credit default swaps were unfavorable.

Credit default swaps related to securitization entities. Credit default swaps related to securitization entities represented customized index tranche credit default swaps and were valued using a similar methodology as described above for index tranche credit default swaps. We determined fair value of these credit default swaps after considering both the valuation methodology described above as well as the valuation provided by the derivative counterparty. In addition to the valuation methodology and inputs described for index tranche credit default swaps, these customized credit default swaps contained a feature that permitted the securitization entity to provide the par value of underlying assets in the securitization entity to settle any losses under the credit default swap. The valuation of this settlement feature was dependent upon the valuation of the underlying assets and the timing and amount of any expected loss on the credit default swap, which was considered a significant unobservable input. Accordingly, these customized index tranche credit default swaps related to securitization entities were classified as Level 3. As credit spreads widened for the underlying issuers comprising the customized index, the change in our valuation of these credit default swaps were unfavorable.

Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative, which are considered significant unobservable inputs in most instances. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As equity index volatility increases, our valuation of these options changes favorably.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,398	$—	$5,398	$—	$—
State and political subdivisions	2,876	—	2,823	53	—
Non-U.S. government	2,299	—	2,299	—	—
U.S. corporate:
Utilities	4,874	—	4,321	553	—
Energy	2,383	—	2,237	146	—
Finance and insurance	6,447	—	5,867	580	—
Consumer—non-cyclical	4,670	—	4,591	79	—
Technology and communications	2,763	—	2,738	25	—
Industrial	1,308	—	1,269	39	—
Capital goods	2,385	—	2,282	103	—
Consumer—cyclical	1,542	—	1,290	252	—
Transportation	1,256	—	1,199	57	—
Other	370	—	204	166	—

Total U.S. corporate	27,998	—	25,998	2,000	—

Non-U.S. corporate:
Utilities	1,003	—	667	336	—
Energy	1,454	—	1,259	195	—
Finance and insurance	2,688	—	2,535	153	—
Consumer—non-cyclical	678	—	558	120	—
Technology and communications	984	—	956	28	—
Industrial	1,000	—	892	108	—
Capital goods	626	—	440	186	—
Consumer—cyclical	500	—	448	52	—
Transportation	704	—	538	166	—
Other	2,620	—	2,537	83	—

Total non-U.S. corporate	12,257	—	10,830	1,427	—

Residential mortgage-backed	3,836	—	3,802	34	—
Commercial mortgage-backed	3,342	—	3,336	6	—
Other asset-backed	3,074	—	2,902	172	—

Total fixed maturity securities	61,080	—	57,388	3,692	—

Equity securities	799	684	70	45	—

Other invested assets:
Derivative assets:
Interest rate swaps	54	—	54	—	—
Foreign currency swaps	6	—	6	—	—
Equity index options	60	—	—	60	—
Equity return swaps	1	—	1	—	—
Other foreign currency contracts	108	—	108	—	—

Total derivative assets	229	—	169	60	—

Securities lending collateral	252	—	252	—	—
Short-term investments	762	10	752	—	—
Limited partnerships	223	—	—	—	223

Total other invested assets	1,466	10	1,173	60	223

Reinsurance recoverable (2)	13	—	—	13	—
Separate account assets	6,902	6,902	—	—	—

Total assets	$70,260	$7,596	$58,631	$3,810	$223

(1)	Limited partnerships that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2017
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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2018	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2018	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$(1)	$—	$—	$—	$—
State and political subdivisions	37	1	(3)	—	—	—	—	18	—	53	1
U.S. corporate:
Utilities	574	—	(18)	3	—	—	(2)	—	(4)	553	—
Energy	147	—	(5)	22	—	—	(18)	—	—	146	—
Finance and insurance	626	1	(26)	26	—	—	(36)	—	(11)	580	1
Consumer—non-cyclical	81	—	(2)	—	—	—	—	—	—	79	—
Technology and
communications	73	—	(6)	—	—	—	(42)	—	—	25	—
Industrial	39	—	—	—	—	—	—	—	—	39	—
Capital goods	121	—	(8)	—	—	—	(10)	—	—	103	—
Consumer—cyclical	262	—	(9)	10	—	—	(11)	—	—	252	—
Transportation	60	—	(1)	—	—	—	(2)	—	—	57	—
Other	169	—	(1)	—	—	—	(2)	—	—	166	—

Total U.S. corporate	2,152	1	(76)	61	—	—	(123)	—	(15)	2,000	1

Non-U.S. corporate:
Utilities	343	—	(9)	22	—	—	(20)	—	—	336	—
Energy	176	—	(4)	23	—	—	—	—	—	195	—
Finance and insurance	161	1	(8)	—	—	—	(1)	—	—	153	1
Consumer—non-cyclical	124	—	(3)	—	—	—	(1)	—	—	120	—
Technology and
communications	29	—	(1)	—	—	—	—	—	—	28	—
Industrial	116	—	(3)	—	—	—	(5)	—	—	108	—
Capital goods	191	—	(5)	—	—	—	—	—	—	186	—
Consumer—cyclical	54	—	(2)	—	—	—	—	—	—	52	—
Transportation	170	—	(4)	—	—	—	—	—	—	166	—
Other	52	—	(2)	33	—	—	—	—	—	83	—

Total non-U.S. corporate	1,416	1	(41)	78	—	—	(27)	—	—	1,427	1

Residential mortgage-backed	77	—	(1)	12	—	—	—	—	(54)	34	—
Commercial mortgage-backed	30	—	(2)	7	—	—	—	—	(29)	6	—
Other asset-backed	237	—	(2)	55	—	—	(32)	3	(89)	172	—

Total fixed maturity securities	3,950	3	(125)	213	—	—	(183)	21	(187)	3,692	3

Equity securities	44	—	—	4	(3)	—	—	—	—	45	—

Other invested assets:
Derivative assets:
Equity index options	80	(15)	—	14	—	—	(19)	—	—	60	(12)

Total derivative assets	80	(15)	—	14	—	—	(19)	—	—	60	(12)

Total other invested assets	80	(15)	—	14	—	—	(19)	—	—	60	(12)

Reinsurance recoverable (2)	14	(2)	—	—	—	1	—	—	—	13	(2)

Total Level 3 assets	$4,088	$(14)	$(125)	$231	$(3)	$1	$(202)	$21	$(187)	$3,810	$(11)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2017	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2017	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$(1)	$—	$—	$1	$—
State and political subdivisions	37	1	(1)	—	—	—	—	—	—	37	1
U.S. corporate:
Utilities	576	—	7	14	—	—	(2)	—	(17)	578	—
Energy	210	(1)	2	—	(10)	—	(23)	—	(16)	162	(1)
Finance and insurance	786	4	12	29	(10)	—	(3)	—	—	818	4
Consumer—non-cyclical	121	—	1	—	—	—	—	—	—	122	—
Technology and communications	54	1	1	10	—	—	—	—	(7)	59	1
Industrial	48	—	(1)	—	—	—	—	—	—	47	—
Capital goods	152	—	1	—	—	—	—	—	—	153	—
Consumer—cyclical	258	—	5	2	—	—	(2)	—	—	263	—
Transportation	139	1	1	—	—	—	(2)	—	(42)	97	—
Other	143	—	1	—	—	—	(2)	—	—	142	—

Total U.S. corporate	2,487	5	30	55	(20)	—	(34)	—	(82)	2,441	4

Non-U.S. corporate:
Utilities	386	—	2	30	—	—	—	—	(32)	386	—
Energy	206	—	2	—	(1)	—	(1)	—	—	206	—
Finance and insurance	182	2	4	—	—	—	(20)	—	—	168	1
Consumer—non-cyclical	139	—	1	—	—	—	(11)	—	—	129	—
Technology and communications	67	—	—	—	—	—	(19)	—	—	48	—
Industrial	109	—	1	—	—	—	—	—	—	110	—
Capital goods	169	—	1	—	—	—	—	—	—	170	—
Consumer—cyclical	69	—	—	—	—	—	(2)	—	—	67	—
Transportation	181	—	2	—	—	—	—	10	—	193	—
Other	25	—	(1)	—	—	—	—	—	—	24	—

Total non-U.S. corporate	1,533	2	12	30	(1)	—	(53)	10	(32)	1,501	1

Residential mortgage-backed	43	—	—	4	—	—	(1)	—	—	46	—
Commercial mortgage-backed	54	—	4	1	—	—	—	—	—	59	—
Other asset-backed	145	—	—	54	—	—	(2)	5	(27)	175	—

Total fixed maturity securities	4,301	8	45	144	(21)	—	(91)	15	(141)	4,260	6

Equity securities	47	—	—	—	—	—	—	—	—	47	—

Other invested assets:
Derivative assets:
Equity index options	72	13	—	12	—	—	(20)	—	—	77	12
Other foreign currency contracts	3	(2)	—	—	—	—	—	—	—	1	(3)

Total derivative assets	75	11	—	12	—	—	(20)	—	—	78	9

Total other invested assets	75	11	—	12	—	—	(20)	—	—	78	9

Restricted other invested assets related to securitization entities	131	—	—	—	(131)	—	—	—	—	—	—
Reinsurance recoverable (2)	16	(2)	—	—	—	1	—	—	—	15	(2)

Total Level 3 assets	$4,570	$17	$45	$156	$(152)	$1	$(111)	$15	$(141)	$4,400	$13

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2018	2017
Total realized and unrealized gains (losses) included in net income:
Net investment income	$3	$9
Net investment gains (losses)	(17)	8

Total	$(14)	$17

Net gains (losses) included in net income attributable to assets still held:
Net investment income	$3	$7
Net investment gains (losses)	(14)	6

Total	$(11)	$13

The amount presented for unrealized gains (losses) included in net income for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2018:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$535	Credit spreads	72bps - 309bps	122bps
Energy	Internal models	124	Credit spreads	82bps - 201bps	142bps
Finance and insurance	Internal models	559	Credit spreads	83bps - 311bps	159bps
Consumer—non-cyclical	Internal models	79	Credit spreads	94bps - 132bps	111bps
Technology and communications	Internal models	25	Credit spreads	65bps - 224bps	141bps
Industrial	Internal models	12	Credit spreads	194bps	Not applicable
Capital goods	Internal models	102	Credit spreads	97bps - 224bps	126bps
Consumer—cyclical	Internal models	209	Credit spreads	78bps - 180bps	123bps
Transportation	Internal models	51	Credit spreads	62bps - 110bps	85bps
Other	Internal models	156	Credit spreads	77bps - 110bps	85bps

Total U.S. corporate	Internal models	$1,852	Credit spreads	62bps - 311bps	131bps

Non-U.S. corporate:
Utilities	Internal models	$336	Credit spreads	76bps - 150bps	114bps
Energy	Internal models	164	Credit spreads	93bps - 180bps	120bps
Finance and insurance	Internal models	144	Credit spreads	78bps - 232bps	134bps
Consumer—non-cyclical	Internal models	109	Credit spreads	67bps - 194bps	117bps
Technology and communications	Internal models	28	Credit spreads	124bps - 231bps	170bps
Industrial	Internal models	108	Credit spreads	94bps - 175bps	134bps
Capital goods	Internal models	158	Credit spreads	94bps - 224bps	137bps
Consumer—cyclical	Internal models	47	Credit spreads	87bps - 159bps	106bps
Transportation	Internal models	146	Credit spreads	82bps - 194bps	112bps
Other	Internal models	83	Credit spreads	97bps - 231bps	147bps

Total non-U.S. corporate	Internal models	$1,323	Credit spreads	67bps - 232bps	124bps

Derivative assets:
Equity index options	Discounted cash flows	$60	Equity index volatility	6% - 42%	21%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$242	$—	$—	$242
Fixed index annuity embedded derivatives	408	—	—	408
Indexed universal life embedded derivatives	13	—	—	13

Total policyholder account balances	663	—	—	663

Derivative liabilities:
Interest rate swaps	58	—	58	—
Foreign currency swaps	2	—	2	—
Other foreign currency contracts	24	—	24	—

Total derivative liabilities	84	—	84	—

Total liabilities	$747	$—	$84	$663

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$—	$—	$250
Fixed index annuity embedded derivatives	419	—	—	419
Indexed universal life embedded derivatives	14	—	—	14

Total policyholder account balances	683	—	—	683

Derivative liabilities:
Interest rate swaps	25	—	25	—
Equity return swaps	2	—	2	—
Other foreign currency contracts	20	—	20	—

Total derivative liabilities	47	—	47	—

Total liabilities	$730	$—	$47	$683

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

		Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2018	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)	Beginning balance as of January 1, 2018	Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$(16)	$—	$—	$—	$8	$—	$—	$—	$242	$(12)
Fixed index annuity embedded derivatives	419	(8)	—	—	—	—	(3)	—	—	408	(8)
Indexed universal life embedded derivatives	14	(5)	—	—	—	4	—	—	—	13	(5)

Total policyholder account balances	683	(29)	—	—	—	12	(3)	—	—	663	(25)

Total Level 3 liabilities	$683	$(29)	$—	$—	$—	$12	$(3)	$—	$—	$663	$(25)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

		Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2017	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)	Beginning balance as of January 1, 2017	Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$(35)	$—	$—	$—	$7	$—	$—	$—	$275	$(31)
Fixed index annuity embedded derivatives	344	20	—	—	—	—	(3)	—	—	361	20
Indexed universal life embedded derivatives	11	(1)	—	—	—	2	—	—	—	12	(1)

Total policyholder account balances	658	(16)	—	—	—	9	(3)	—	—	648	(12)

Borrowings related to securitization entities	12	1	—	—	—	—	—	—	—	13	1

Total Level 3 liabilities	$670	$(15)	$—	$—	$—	$9	$(3)	$—	$—	$661	$(11)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2018	2017
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—
Net investment (gains) losses	(29)	(15)

Total	$(29)	$(15)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	(25)	(11)

Total	$(25)	$(11)

Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily consists of purchases, sales and settlements of fixed maturity and equity securities and purchases, issuances and settlements of derivative instruments.

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

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2018:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average
Policyholder account balances:
			Withdrawal utilization rate	42% - 85%	66%
			Lapse rate	— % - 8%	4%
			Non-performance risk (credit spreads)	30bps - 83bps	69bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$242	Equity index volatility	15% - 24%	21%
Fixed index annuity embedded derivatives	Option budget method	$408	Expected future interest credited	— % - 2%	1%
Indexed universal life embedded derivatives	Option budget method	$13	Expected future interest credited	3% - 10%	6%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Liability for Policy and Contract Claims

The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2018	2017
Beginning balance	$9,594	$9,256
Less reinsurance recoverables	(2,419)	(2,409)

Net beginning balance	7,175	6,847

Incurred related to insured events of:
Current year	998	937
Prior years	(108)	(106)

Total incurred	890	831

Paid related to insured events of:
Current year	(175)	(178)
Prior years	(692)	(656)

Total paid	(867)	(834)

Interest on liability for policy and contract claims	81	73
Foreign currency translation	(5)	14

Net ending balance	7,274	6,931
Add reinsurance recoverables	2,377	2,364

Ending balance	$9,651	$9,295

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

For the three months ended March 31, 2018 and 2017, the favorable development of $108 million and $106 million, respectively, related to insured events of prior years was primarily attributable to favorable claim terminations in our long-term care insurance business.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Borrowings

(a) Long-Term Borrowings

The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	March 31, 2018	December 31, 2017
Genworth Holdings (1)
Floating Rate Senior Secured Term Loan Facility, due 2023	$448	$—
6.52% Senior Notes, due 2018	597	597
7.70% Senior Notes, due 2020	397	397
7.20% Senior Notes, due 2021	381	381
7.625% Senior Notes, due 2021	704	704
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
6.15% Fixed-to-Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	4,221	3,773
Bond consent fees	(31)	(33)
Deferred borrowing charges	(24)	(16)

Total Genworth Holdings	4,166	3,724

Canada (2)
5.68% Senior Notes, due 2020	213	219
4.24% Senior Notes, due 2024	124	128

Subtotal	337	347
Deferred borrowing charges	(1)	(1)

Total Canada	336	346

Australia (3)
Floating Rate Junior Notes, due 2025	154	156
Deferred borrowing charges	(2)	(2)

Total Australia	152	154

Total	$4,654	$4,224

(1)	We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
(2)	Senior notes issued by Genworth MI Canada Inc. (“Genworth Canada”), our majority-owned subsidiary.
(3)	Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited, our indirect wholly-owned subsidiary.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Genworth Holdings

On March 7, 2018, Genworth Holdings entered into a $450 million senior secured term loan facility (“Term Loan”), which matures in March 2023 and was issued at a 0.5% discount. Principal payments under the agreement are due quarterly, commencing on June 30, 2018, and are payable in equal amounts of 0.25% per quarter of the original principal amount with the remaining balance due at maturity. At our option, the Term Loan will bear interest at either an adjusted London Interbank Offered Rate (“LIBOR”) no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of 3.5% per annum. The interest rate on the Term Loan as of March 31, 2018 was 6.2%. We incurred $7 million of borrowing costs that were deferred. The Term Loan is unconditionally guaranteed by Genworth Financial, and Genworth Financial International Holdings, LLC (“GFIH”) has provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which is secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. GFIH is our indirect wholly-owned subsidiary and owns approximately 40.5% of the outstanding common stock of Genworth Canada. The Term Loan is subject to other terms and conditions, including but not limited to: voluntary prepayments subject to prepayment penalties, mandatory prepayments in the event of certain asset sales or the incurrence of further indebtedness by Genworth Financial and various financial covenants.

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2018	2017
Statutory U.S. federal income tax rate	21.0%	35.0%
Increase (reduction) in rate resulting from:
Effect of foreign operations	2.9	—
Swaps terminated prior to the TCJA	2.3	—
Other, net	1.4	(0.1)

Effective rate	27.6%	34.9%

The decrease in the effective tax rate was primarily attributable to the enactment of the TCJA, which includes a change in the U.S. corporate federal income tax rate from 35% to 21%. This decrease was partially offset by the effect of foreign operations, which had an overall increase on the effective tax rate as our primary foreign subsidiaries are now in jurisdictions with higher statutory tax rates than the United States. The decrease was also partially offset by tax expense in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income.

As of December 31, 2017, as prescribed by the SEC’s Staff Accounting Bulletin (“SAB”) 118, we recorded provisional estimates of the tax impact of certain changes in tax law under the TCJA and recorded no amount on items for which a reasonable estimate could not be made.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2018, we are still in the process of completing the accounting for these provisional estimates and refining our computations, as follows:

Deferred tax assets and liabilities

We recorded a provisional tax benefit of $154 million in 2017 related to remeasurement of certain deferred tax assets and liabilities as a result of the newly enacted tax rate. The Internal Revenue Service has indicated that additional guidance will be forthcoming with respect to several technical areas within the TCJA, which could affect the measurement of these balances or potentially give rise to new deferred tax amounts. During the three months ended March 31, 2018, there were no changes to the provisional estimates made in 2017 and no additional measurement period adjustments were recorded.

Foreign tax effects

We recorded a provisional tax expense of $63 million in 2017 related to the one-time transition tax on mandatory deemed repatriation of earnings and profits (“E&P”). We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based, in part, on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of our post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. During the three months ended March 31, 2018, there were no changes to the provisional estimates made in 2017 and no additional measurement period adjustments were recorded.

Insurance reserve transition adjustment

We recorded a provisional reclassification in deferred tax assets and liabilities in the amount of $134 million in 2017 related to the transition adjustment required under the TCJA with respect to life insurance policyholder reserves. We continue to refine our insurance reserve calculations and apply the new reserving rules under the TCJA on a product level basis. During the three months ended March 31, 2018, we updated our provisional estimate and identified a measurement period increase to this reclassification of $19 million. This measurement period adjustment had no impact on net income, and we will continue to refine this estimate throughout the measurement period.

As of March 31, 2018, we are still in the process of completing the accounting for the following areas for which a reasonable estimate could not be made.

Foreign Tax Effects

We are still in the process of analyzing the impact of the Global Intangible Low Taxed Income (“GILTI”) and Base Erosion Anti-Abuse Tax (“BEAT”), including accounting policy elections. During the three months ended March 31, 2018, we have included the current tax effects of GILTI and BEAT taxes in current year earnings, but we have not yet made a policy election with respect to the accounting for the potential deferred tax effects of the GILTI tax and no measurement period adjustment has been recorded.

State tax effects

We have not analyzed certain areas of state income taxes, including the treatment of the one-time transition tax. Accordingly, no reasonable estimate can be made, and no measurement period adjustment has been recorded.

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

On December 22, 2017, the TCJA was signed into law. The TCJA reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning on January 1, 2018 and migrated the worldwide tax system to a territorial international tax system. Therefore, beginning on January 1, 2018 we taxed our international businesses at their local statutory tax rates and our domestic businesses at the new enacted tax rate of 21%. We allocate our consolidated provision for income taxes to our operating segments. Our allocation methodology applies a specific tax rate to the pre-tax income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign income. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the first quarter of 2018, we assumed a tax rate of 21% on certain adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders (unless otherwise indicated). In the prior year, we assumed a tax rate of 35%, the previous U.S. corporate federal income tax rate prior to the enactment of the TCJA, on certain adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.

We recorded a pre-tax expense of $1 million in the first quarter of 2017 related to restructuring costs as the company continued to evaluate and appropriately size its organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2018	2017
Revenues:
U.S. Mortgage Insurance segment	$200	$187

Canada Mortgage Insurance segment	158	169

Australia Mortgage Insurance segment	107	122

U.S. Life Insurance segment:
Long-term care insurance	1,020	994
Life insurance	379	417
Fixed annuities	182	205

U.S. Life Insurance segment	1,581	1,616

Runoff segment	68	87

Corporate and Other activities	1	(10)

Total revenues	$2,115	$2,171

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

	Three months ended March 31,
(Amounts in millions)	2018	2017
Net income available to Genworth Financial, Inc.’s common stockholders	$112	$155
Add: net income attributable to noncontrolling interests	53	61

Net income	165	216
Loss from discontinued operations, net of taxes	—	—

Income from continuing operations	165	216
Less: income from continuing operations attributable to noncontrolling interests	53	61

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	112	155
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	17	(20)
Expenses related to restructuring	—	1
Taxes on adjustments	(4)	7

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$125	$143

(1)	For the three months ended March 31, 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million. For the three months ended March 31, 2018 and 2017, net investment (gains) losses were also adjusted for net investment gains (losses) attributable to noncontrolling interests of $(11) million and $14 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended March 31,
(Amounts in millions)	2018	2017
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$111	$73

Canada Mortgage Insurance segment	49	36

Australia Mortgage Insurance segment	19	13

U.S. Life Insurance segment:
Long-term care insurance	(32)	14
Life insurance	(1)	16
Fixed annuities	28	23

U.S. Life Insurance segment	(5)	53

Runoff segment	10	14
Corporate and Other activities	(59)	(46)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$125	$143

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	March 31, 2018	December 31, 2017
Assets:
U.S. Mortgage Insurance segment	$3,316	$3,273
Canada Mortgage Insurance segment	5,307	5,534
Australia Mortgage Insurance segment	2,829	2,973
U.S. Life Insurance segment	79,933	81,295
Runoff segment	10,683	10,907
Corporate and Other activities	1,705	1,315

Total assets	$103,773	$105,297

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

In January 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by International Union of Operating Engineers Local No. 478 Pension Fund, Richard L. Salberg and David Pinkoski in the Court of Chancery of the State of Delaware. The case was captioned Int’l Union of Operating Engineers Local No. 478 Pension Fund, et al v. McInerney, et al. In February 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its former chief financial officer and current and former members of its board of directors were named in a second shareholder derivative suit filed by Martin Cohen in the Court of Chancery of the State of Delaware. The case was captioned Cohen v. McInerney, et al. On February 23, 2016, the Court of Chancery of the State of Delaware consolidated these derivative suits under the caption Genworth Financial, Inc. Consolidated Derivative Litigation. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. The amended consolidated complaint also adds Genworth’s current chief financial officer as a defendant, based on the current chief financial officer’s alleged conduct in her former capacity as Genworth’s controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016. Thereafter, plaintiffs filed a substantially similar second amended complaint which we moved to dismiss on September 16, 2016. The motion is fully briefed and awaiting disposition by the court. The action is stayed pending the completion of the proposed China Oceanwide transaction.

In October 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its current chief financial officer, its former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by Esther Chopp in the Court of Chancery of the State of Delaware. The case is captioned Chopp v. McInerney, et al. The complaint alleges that Genworth’s board of directors wrongfully refused plaintiff’s demand to commence litigation on behalf of Genworth and asserts claims for breaches of fiduciary duties, waste, contribution and indemnification, and unjust enrichment concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business, and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. We filed a motion to dismiss on November 14, 2016. The action is stayed pending the completion of the proposed China Oceanwide transaction.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, two putative stockholder class action lawsuits, captioned Rice v. Genworth Financial Incorporated, et al, and James v. Genworth Financial, Inc. et al, were filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. A third putative stockholder class action lawsuit captioned Rosenfeld Family Trust v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors. In February 2017, a fourth putative class action lawsuit captioned Chopp v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors and a fifth putative class action lawsuit captioned Ratliff v. Genworth Financial, Inc. et al, was filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. The complaints in all five actions allege, among other things, that the preliminary proxy statement filed by Genworth with the SEC on December 21, 2016 contains false and/or materially misleading statements and/or omits material information. The complaints assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and seek equitable relief, including declaratory and injunctive relief, and an award of attorneys’ fees and expenses. On February 2, 2017, the plaintiff in Rice filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 10, 2017, defendants filed an opposition to the preliminary injunction motion in the Rice action. Also on February 10, 2017, the plaintiff in Rosenfeld Family Trust filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 14, 2017, defendants filed a motion to transfer the Rosenfeld Family Trust action to the Eastern District of Virginia. On February 15, 2017, defendants filed a motion to transfer the Chopp action to the Eastern District of Virginia. On February 21, 2017, the parties to the Eastern District of Virginia actions (Rice, James and Ratliff) reached an agreement in principle to resolve the pending preliminary injunction motion in the Eastern District of Virginia through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction. On February 22, 2017, the plaintiffs in the Eastern District of Virginia withdrew their preliminary injunction motion in consideration of the agreed disclosures to be filed in a Form 8-K by February 24, 2017. Also on February 22, 2017, the court in the District of Delaware suspended briefing on the motion for preliminary injunction in the Rosenfeld Family Trust action and entered an order transferring the Rosenfeld Family Trust and Chopp actions to the Eastern District of Virginia. On February 23, 2017, the court in the Eastern District of Virginia set the Rosenfeld Family Trust preliminary injunction motion for a hearing on March 1, 2017. On February 26, 2017, defendants filed an opposition to the preliminary injunction motion in the Rosenfeld Family Trust action. On February 27, 2017, the parties in the Rosenfeld Family Trust action reached an agreement in principle to resolve the pending preliminary injunction motion in the Rosenfeld Family Trust action through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction, and the plaintiff in the Rosenfeld Family Trust action withdrew its preliminary injunction motion in consideration of the agreed disclosures as filed in a Form 8-K on February 28, 2017. On March 6, 2017, the court in the Eastern District of Virginia entered an order setting a schedule for proceedings to appoint a lead plaintiff and lead counsel for the purported class action. On March 7, 2017, the court in the Eastern District of Virginia consolidated the Rice, James, Ratliff, Rosenfeld Family Trust, and Chopp actions. On July 5, 2017, the court in the Eastern District of Virginia heard oral argument on the motion to appoint a lead plaintiff and lead counsel. On August 25, 2017, the court in the Eastern District of Virginia entered an order appointing the plaintiffs Alexander Rice and Brian James as lead plaintiffs and their counsel as lead counsel. In November, 2017, the parties reached an agreement in principle to settle the action based upon the previously provided additional disclosures, subject to confirmatory discovery and court approval. On April 4, 2018, the parties entered into a stipulation of settlement. On April 24, 2018, the court in the Eastern District of Virginia entered an order preliminarily approving the settlement and setting a final approval hearing in connection with the settlement for July 3, 2018.

In December 2017, Genworth Holdings and Genworth Financial were named as defendants in an action captioned AXA S.A. v. Genworth Financial International Holdings, Inc., et al., in the High Court of Justice,

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business and Property Courts of England and Wales. In the action, AXA seeks in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited and Financial Assurance Company Limited, relating to alleged remediation it has paid to customers who purchased payment protection insurance. In February 2018, Genworth served a Particulars of Defence and counterclaim against AXA, and also served other counterclaims against various parties, including Santander Cards UK Limited (“Santander”), alleging that Santander is responsible for any remediation paid to payment protection insurance customers. AXA and Santander have applied to the court for orders dismissing or staying the counterclaims. We intend to vigorously defend this action.

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

(b) Commitments

As of March 31, 2018, we were committed to fund $365 million in limited partnership investments, $76 million in U.S. commercial mortgage loan investments and $30 million in private placement investments. As of March 31, 2018, we were committed to fund $19 million of bank loan investments which had not yet been drawn.

(12) Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2018	$1,085	$2,065	$(123)	$3,027
Cumulative effect of changes in accounting	164	14	(47)	131
OCI before reclassifications	(348)	(126)	(87)	(561)
Amounts reclassified from (to) OCI	7	(26)	—	(19)

Current period OCI	(341)	(152)	(87)	(580)

Balances as of March 31, 2018 before noncontrolling interests	908	1,927	(257)	2,578

Less: change in OCI attributable to noncontrolling interests	(9)	—	(40)	(49)

Balances as of March 31, 2018	$917	$1,927	$(217)	$2,627

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2017	$1,262	$2,085	$(253)	$3,094
OCI before reclassifications	7	(29)	119	97
Amounts reclassified from (to) OCI	(18)	(20)	—	(38)

Current period OCI	(11)	(49)	119	59

Balances as of March 31, 2017 before noncontrolling interests	1,251	2,036	(134)	3,153

Less: change in OCI attributable to noncontrolling interests	8	—	49	57

Balances as of March 31, 2017	$1,243	$2,036	$(183)	$3,096

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $(14) million and $(11) million, respectively, net of taxes of $5 million related to a net unrecognized postretirement benefit obligation as of March 31, 2018 and 2017. The amount also includes taxes of $(46) million and $31 million, respectively, related to foreign currency translation adjustments as of March 31, 2018 and 2017. These balances include the impact of adopting new accounting guidance related to stranded tax effects.

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income		Affected line item in the consolidated statements of income
	Three months ended March 31,
(Amounts in millions)	2018	2017
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$8	$(28)	Net investment (gains) losses
(Provision) benefit for income taxes	(1)	10	(Provision) benefit for income taxes

Total	$7	$(18)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(35)	$(30)	Net investment income
Interest rate swaps hedging assets	(5)	(1)	Net investment (gains) losses
Inflation indexed swaps	—	—	Net investment income
Benefit for income taxes	14	11	Benefit for income taxes

Total	$(26)	$(20)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Condensed Consolidating Financial Information

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior and subordinated notes and the holders of the senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes and outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior and subordinated notes indentures in respect of such senior and subordinated notes. Genworth Holdings is a direct, 100% owned subsidiary of Genworth Financial.

The following condensed consolidating financial information of Genworth Financial and its direct and indirect subsidiaries has been prepared pursuant to rules regarding the preparation of consolidating financial information of Regulation S-X.

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of March 31, 2018 and December 31, 2017, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the three months ended March 31, 2018 and 2017.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of March 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$61,280	$(200)	$61,080
Equity securities, at fair value	—	—	799	—	799
Commercial mortgage loans	—	—	6,336	—	6,336
Restricted commercial mortgage loans related to securitization entities	—	—	99	—	99
Policy loans	—	—	1,789	—	1,789
Other invested assets	—	76	1,600	(2)	1,674
Investments in subsidiaries	13,172	12,358	—	(25,530)	—

Total investments	13,172	12,434	71,903	(25,732)	71,777
Cash, cash equivalents and restricted cash	—	1,130	1,713	—	2,843
Accrued investment income	—	—	698	—	698
Deferred acquisition costs	—	—	2,699	—	2,699
Intangible assets and goodwill	—	—	339	—	339
Reinsurance recoverable	—	—	17,482	—	17,482
Other assets	(2)	53	381	(1)	431
Intercompany notes receivable	—	211	—	(211)	—
Deferred tax assets	18	849	(265)	—	602
Separate account assets	—	—	6,902	—	6,902

Total assets	$13,188	$14,677	$101,852	$(25,944)	$103,773

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$37,946	$—	$37,946
Policyholder account balances	—	—	23,751	—	23,751
Liability for policy and contract claims	—	—	9,651	—	9,651
Unearned premiums	—	—	3,797	—	3,797
Other liabilities	7	124	1,714	(4)	1,841
Intercompany notes payable	163	200	48	(411)	—
Borrowings related to securitization entities	—	—	32	—	32
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	4,166	488	—	4,654
Deferred tax liability	—	—	27	—	27
Separate account liabilities	—	—	6,902	—	6,902

Total liabilities	170	4,490	84,666	(415)	88,911

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,979	9,096	18,420	(27,516)	11,979
Accumulated other comprehensive income (loss)	2,627	2,692	2,641	(5,333)	2,627
Retained earnings	1,111	(1,601)	(6,022)	7,623	1,111
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,018	10,187	15,042	(25,229)	13,018
Noncontrolling interests	—	—	2,144	(300)	1,844

Total equity	13,018	10,187	17,186	(25,529)	14,862

Total liabilities and equity	$13,188	$14,677	$101,852	$(25,944)	$103,773

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$62,725	$(200)	$62,525
Equity securities, at fair value	—	—	820	—	820
Commercial mortgage loans	—	—	6,341	—	6,341
Restricted commercial mortgage loans related to securitization entities	—	—	107	—	107
Policy loans	—	—	1,786	—	1,786
Other invested assets	—	75	1,742	(4)	1,813
Investments in subsidiaries	13,561	12,867	—	(26,428)	—

Total investments	13,561	12,942	73,521	(26,632)	73,392
Cash, cash equivalents and restricted cash	—	795	2,080	—	2,875
Accrued investment income	—	—	647	(3)	644
Deferred acquisition costs	—	—	2,329	—	2,329
Intangible assets and goodwill	—	—	301	—	301
Reinsurance recoverable	—	—	17,569	—	17,569
Other assets	3	54	397	(1)	453
Intercompany notes receivable	—	155	59	(214)	—
Deferred tax assets	27	—	477	—	504
Separate account assets	—	—	7,230	—	7,230

Total assets	$13,591	$13,946	$104,610	$(26,850)	$105,297

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$38,472	$—	$38,472
Policyholder account balances	—	—	24,195	—	24,195
Liability for policy and contract claims	—	—	9,594	—	9,594
Unearned premiums	—	—	3,967	—	3,967
Other liabilities	41	119	1,759	(9)	1,910
Intercompany notes payable	132	259	23	(414)	—
Borrowings related to securitization entities	—	—	40	—	40
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,724	500	—	4,224
Deferred tax liability	—	(807)	834	—	27
Separate account liabilities	—	—	7,230	—	7,230

Total liabilities	173	3,295	86,924	(423)	89,969

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,977	9,096	18,420	(27,516)	11,977
Accumulated other comprehensive income (loss)	3,027	3,037	3,051	(6,088)	3,027
Retained earnings	1,113	(1,482)	(5,998)	7,480	1,113
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,418	10,651	15,476	(26,127)	13,418
Noncontrolling interests	—	—	2,210	(300)	1,910

Total equity	13,418	10,651	17,686	(26,427)	15,328

Total liabilities and equity	$13,591	$13,946	$104,610	$(26,850)	$105,297

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,140	$—	$1,140
Net investment income	(1)	3	805	(3)	804
Net investment gains (losses)	—	6	(37)	—	(31)
Policy fees and other income	—	—	203	(1)	202

Total revenues	(1)	9	2,111	(4)	2,115

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,311	—	1,311
Interest credited	—	—	156	—	156
Acquisition and operating expenses, net of deferrals	7	—	233	—	240
Amortization of deferred acquisition costs and intangibles	—	—	104	—	104
Interest expense	—	68	12	(4)	76

Total benefits and expenses	7	68	1,816	(4)	1,887

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(8)	(59)	295	—	228
Provision (benefit) for income taxes	6	(17)	74	—	63
Equity in income of subsidiaries	126	45	—	(171)	—

Income from continuing operations	112	3	221	(171)	165
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net income	112	3	221	(171)	165
Less: net income attributable to noncontrolling interests	—	—	53	—	53

Net income available to Genworth Financial, Inc.’s common stockholders	$112	$3	$168	$(171)	$112

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$112	$3	$221	$(171)	$165
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(332)	(295)	(341)	627	(341)
Derivatives qualifying as hedges	(152)	(153)	(165)	318	(152)
Foreign currency translation and other adjustments	(47)	(36)	(88)	84	(87)

Total other comprehensive income (loss)	(531)	(484)	(594)	1,029	(580)

Total comprehensive loss	(419)	(481)	(373)	858	(415)
Less: comprehensive income attributable to noncontrolling interests	—	—	4	—	4

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(419)	$(481)	$(377)	$858	$(419)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$155	$86	$270	$(295)	$216
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(20)	(31)	(13)	52	(12)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	(49)	(49)	(52)	101	(49)
Foreign currency translation and other adjustments	70	68	119	(138)	119

Total other comprehensive income (loss)	2	(11)	55	13	59

Total comprehensive income	157	75	325	(282)	275
Less: comprehensive income attributable to noncontrolling interests	—	—	118	—	118

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$157	$75	$207	$(282)	$157

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flows statement information for the three months ended March 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$112	$3	$221	$(171)	$165
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(126)	(45)	—	171	—
Dividends from subsidiaries	—	63	(63)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	1	(26)	—	(25)
Net investment (gains) losses	—	(6)	37	—	31
Charges assessed to policyholders	—	—	(178)	—	(178)
Acquisition costs deferred	—	—	(18)	—	(18)
Amortization of deferred acquisition costs and intangibles	—	—	104	—	104
Deferred income taxes	9	(47)	64	—	26
Trading securities, held-for-sale investments and derivative instruments	—	17	(169)	—	(152)
Stock-based compensation expense	8	—	(1)	—	7
Change in certain assets and liabilities:
Accrued investment income and other assets	5	16	(63)	(3)	(45)
Insurance reserves	—	—	377	—	377
Current tax liabilities	(23)	26	(42)	—	(39)
Other liabilities, policy and contract claims and other policy-related balances	(13)	(19)	(117)	5	(144)

Net cash from (used by) operating activities	(28)	9	126	2	109

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	934	—	934
Commercial mortgage loans	—	—	205	—	205
Restricted commercial mortgage loans related to securitization entities	—	—	8	—	8
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	792	—	792
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(2,013)	—	(2,013)
Commercial mortgage loans	—	—	(199)	—	(199)
Other invested assets, net	—	—	106	(2)	104
Policy loans, net	—	—	2	—	2
Intercompany notes receivable	—	(56)	59	(3)	—

Net cash used by investing activities	—	(56)	(106)	(5)	(167)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	255	—	255
Withdrawals from universal life and investment contracts	—	—	(591)	—	(591)
Proceeds from the issuance of long-term debt	—	441	—	—	441
Repayment of borrowings related to securitization entities	—	—	(8)	—	(8)
Repurchase of subsidiary shares	—	—	(36)	—	(36)
Dividends paid to noncontrolling interests	—	—	(36)	—	(36)
Intercompany notes payable	31	(59)	25	3	—
Other, net	(3)	—	25	—	22

Net cash from (used by) financing activities	28	382	(366)	3	47

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(21)	—	(21)

Net change in cash, cash equivalents and restricted cash	—	335	(367)	—	(32)
Cash, cash equivalents and restricted cash at beginning of period	—	795	2,080	—	2,875

Cash, cash equivalents and restricted cash at end of period	$—	$1,130	$1,713	$—	$2,843

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flows statement information for the three months ended March 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$155	$86	$270	$(295)	$216
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(172)	(123)	—	295	—
Dividends from subsidiaries	—	52	(52)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	1	(34)	—	(33)
Net investment (gains) losses	—	3	(37)	—	(34)
Charges assessed to policyholders	—	—	(183)	—	(183)
Acquisition costs deferred	—	—	(22)	—	(22)
Amortization of deferred acquisition costs and intangibles	—	—	94	—	94
Deferred income taxes	9	(14)	98	—	93
Trading securities, held-for-sale investments and derivative instruments	—	—	365	—	365
Stock-based compensation expense	6	—	4	—	10
Change in certain assets and liabilities:
Accrued investment income and other assets	4	5	(91)	3	(79)
Insurance reserves	—	—	377	—	377
Current tax liabilities	(6)	(6)	(25)	—	(37)
Other liabilities, policy and contract claims and other policy-related balances	(3)	(24)	(83)	(2)	(112)

Net cash from (used by) operating activities	(7)	(20)	681	1	655

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,060	—	1,060
Commercial mortgage loans	—	—	166	—	166
Restricted commercial mortgage loans related to securitization entities	—	—	6	—	6
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,173	—	2,173
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(2,710)	—	(2,710)
Commercial mortgage loans	—	—	(161)	—	(161)
Other invested assets, net	—	(49)	(626)	(1)	(676)
Intercompany notes receivable	—	(18)	62	(44)	—

Net cash used by investing activities	—	(67)	(30)	(45)	(142)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	218	—	218
Withdrawals from universal life and investment contracts	—	—	(467)	—	(467)
Repayment of borrowings related to securitization entities	—	—	(7)	—	(7)
Dividends paid to noncontrolling interests	—	—	(39)	—	(39)
Intercompany notes payable	15	(62)	3	44	—
Other, net	(1)	—	(8)	—	(9)

Net cash from (used by) financing activities	14	(62)	(300)	44	(304)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	25	—	25

Net change in cash, cash equivalents and restricted cash	7	(149)	376	—	234
Cash, cash equivalents and restricted cash at beginning of period	—	998	1,786	—	2,784

Cash, cash equivalents and restricted cash at end of period	$7	$849	$2,162	$—	$3,018

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2017, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $500 million to us in 2018 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $500 million is unrestricted, our insurance subsidiaries may not pay dividends to us in 2018 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of March 31, 2018, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $12.7 billion and $11.9 billion, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2017 Annual Report on Form 10-K. References herein to “Genworth,” the “Company,” “we” or “our” in are, unless the context otherwise requires, to Genworth Financial, Inc. on a consolidated basis.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the transaction with China Oceanwide Holdings Group Co., Ltd. (“China Oceanwide”) and our discussions with regulators in connection therewith. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•	risks related to the proposed transaction with China Oceanwide including: our inability to complete the transaction in a timely manner or at all; the parties’ inability to obtain regulatory approvals, including from the Committee on Foreign Investment in the United States (“CFIUS”), or the possibility that such regulatory approvals may further delay the transaction or will not be received prior to July 1, 2018 (and either or both of the parties may not be willing to further waive their end date termination rights beyond July 1, 2018) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals, including any mitigation approaches that may be necessary to obtain CFIUS approval (including conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable); the risk that the parties will not be able to obtain other regulatory approvals, including in connection with the parties’ intent to seek approval of the China Oceanwide transaction with no unstacking, or regulatory approvals may further delay the transaction; existing and potential legal proceedings may be instituted against us in connection with the transaction that may delay the transaction, make it more costly or ultimately preclude it; the risk that the proposed transaction disrupts our current plans and operations as a result of the announcement and consummation of the transaction; certain restrictions during the pendency of the transaction that may impact our ability to pursue certain business opportunities or strategic transactions; continued availability of capital and financing to us before, or in the absence of, the consummation of the transaction; further rating agency actions and downgrades in our debt or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the transaction; the amount of the costs, fees, expenses and other charges related to the transaction; the risks related to diverting management’s attention from our ongoing business operations; the merger agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee; our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business;

•

strategic risks in the event the proposed transaction with China Oceanwide is not consummated including: our inability to successfully execute alternative strategic plans to effectively address our current business challenges (including with respect to our U.S. life insurance businesses, debt obligations, cost savings, ratings and capital); our ability to continue to sell long-term care insurance policies; our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner and on anticipated terms; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents for such alternative strategic plans, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to achieve anticipated cost-savings in a timely manner; and adverse tax or accounting charges; and our ability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required;

•	risks relating to estimates, assumptions and valuations including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); adverse impact on our results of operations and changes in valuation of fixed maturity and equity securities;

•	risks relating to economic, market and political conditions including: downturns and volatility in global economies and equity and credit markets; interest rates and changes in rates (particularly given the historically low interest rate environment) have adversely impacted, and may continue to materially adversely impact, our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•	regulatory and legal risks including: extensive regulation of our businesses and changes in applicable laws and regulations (including changes to tax laws and regulations); litigation and regulatory investigations or other actions; dependence on dividends and other distributions from our subsidiaries (particularly our international subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries and insurance, regulatory or corporate law restrictions; adverse change in regulatory requirements, including risk-based capital; changes in regulations adversely affecting our international operations; inability to continue to maintain the private mortgage insurer eligibility requirements (“PMIERs”); inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements and hazardous financial condition standards; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our mortgage insurance businesses; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in tax laws; and changes in accounting and reporting standards;

•	liquidity, financial strength ratings, credit and counterparty risks including: insufficient internal sources to meet liquidity needs and limited or no access to capital (including the ability to obtain further financing under an additional secured term loan or credit facility); future adverse rating agency actions, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade, all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; and defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance;

•	operational risks including: inability to retain, attract and motivate qualified employees or senior management; ineffective or inadequate risk management in identifying, controlling or mitigating risks; reliance on, and loss of, key customer or distribution relationships; competition, including in our mortgage insurance businesses from government and government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations; and failure or any compromise of the security of our computer systems, disaster recovery systems and business continuity plans and failures to safeguard, or breaches of, our confidential information;

•	insurance and product-related risks including: our inability to increase sufficiently, and in a timely manner, premiums on in-force long-term care insurance policies and/or reduce in-force benefits, and charge higher premiums on new policies, in each case, as currently anticipated and as may be required from time to time in the future (including as a result of our failure to obtain any necessary regulatory approvals or unwillingness or inability of policyholders to pay increased premiums), including to offset any impact on our margins; failure to sufficiently increase new sales for our long-term care insurance products; availability, affordability and adequacy of reinsurance to protect us against losses; our inability to realize anticipated benefits of our rescissions, curtailments, loan modifications or other similar programs in our mortgage insurance businesses; premiums for the significant portion of our mortgage insurance risk in-force with high loan-to-value ratios may not be sufficient to compensate us for the greater risks associated with those policies; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations; increases in the use of alternatives to private mortgage insurance and reductions in the level of coverage selected; potential liabilities in connection with our U.S. contract underwriting services; and medical advances, such as genetic research and diagnostic imaging, and related legislation that impact policyholder behavior in ways adverse to us;

•	other risks including: occurrence of natural or man-made disasters or a pandemic; impairments of or valuation allowances against our deferred tax assets; the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control; and provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

•	risks relating to our common stock including: the continued suspension of payment of dividends; and stock price fluctuations.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are dedicated to helping meet the homeownership and long-term care needs of our customers. We have the following five operating business segments:

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based.

•	Canada Mortgage Insurance. We offer flow mortgage insurance and also provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk in Canada.

•	Australia Mortgage Insurance. In Australia, we offer flow mortgage insurance and selectively provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk.

•	U.S. Life Insurance. We offer long-term care insurance products as well as service traditional life insurance and fixed annuity products in the United States.

•	Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold but we continue to service our existing blocks of business. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements and funding agreements backing notes (“FABNs”).

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

Strategic Update

We continue to focus on improving business performance, addressing financial leverage and increasing financial and strategic flexibility across the organization. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and stabilizing our U.S. life insurance businesses.

China Oceanwide Transaction

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (the “Parent”), a limited liability company incorporated in the People’s Republic of China, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Parent. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of the Parent (the “Merger”). The Parent is a newly formed subsidiary of China Oceanwide. China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement.

Genworth Financial and China Oceanwide continue to work towards satisfying the closing conditions of the Merger as soon as possible. To date, we have announced approvals from the Virginia State Corporation Commission Bureau of Insurance, the North Carolina Department of Insurance (“NCDOI”), the South Carolina Department of Insurance, the Vermont Insurance Division and the Australia Department of Treasury. In April 2018, Genworth Financial and China Oceanwide re-filed their joint voluntary notice with CFIUS. In this most recent re-filing, CFIUS has agreed to proceed directly to a 45-day investigation period following a one-day review period. The re-filing provides for additional time to continue ongoing conversations with CFIUS about our additional data security risk mitigation proposal we previously presented to CFIUS. This additional mitigation approach would further protect the personal data of Genworth policyholders and customers in the United States and include the participation of a leading U.S. third-party service provider. Genworth Financial and China Oceanwide are fully committed to developing an acceptable solution with CFIUS; however, there can be no assurance that CFIUS will ultimately agree to clear the Merger on terms acceptable to the parties or at all.

The parties have also had ongoing discussions with the Delaware Department of Insurance (“DDOI”) on its review of the transaction, including the purchase by a Genworth holding company of Genworth Life and Annuity

Insurance Company (“GLAIC”) from Genworth Life Insurance Company (“GLIC”), which we refer to as “unstacking.” As part of the transaction, China Oceanwide originally committed in the Merger Agreement to contribute $525 million of cash for the purpose of facilitating the GLAIC unstacking. This contribution combined with $175 million of cash previously committed by Genworth Holdings would enable the Genworth holding company to purchase GLAIC from GLIC for a purchase price of $700 million and complete the GLAIC unstacking. After extensive discussions with the DDOI on different methodologies for establishing the fair market value for GLAIC, the parties and the DDOI have been unable to agree on the fair market value of GLAIC. As a result, Genworth Financial and China Oceanwide are working with the DDOI and other regulators to seek approval of the Merger without the GLAIC unstacking. Without the unstacking, China Oceanwide would not make the originally contemplated $525 million contribution. All parties are working on the associated documentation and expect to complete it in the near term.

In addition to approval and clearance by CFIUS and the DDOI, the closing of the Merger remains subject to the receipt of required regulatory approvals in the U.S., China, and other international jurisdictions and other closing conditions. Genworth Financial and China Oceanwide also continue to be actively engaged with the other relevant regulators regarding the pending applications.

On March 27, 2018, Genworth Financial, the Parent and Merger Sub entered into a fourth waiver and agreement (“Fourth Waiver and Agreement”) pursuant to which Genworth Financial and the Parent each agreed to waive until July 1, 2018 its right to terminate the Merger Agreement and abandon the Merger in accordance with the terms of the Merger Agreement, provided, however, that either party can terminate the Merger Agreement prior to such time if CFIUS completes its review and informs the parties that it intends to recommend against the transaction. The Fourth Waiver and Agreement extended the previous waiver and agreement extension deadline of April 1, 2018, and allows additional time for regulatory reviews of the transaction. If we are unable to reach an agreement as to a further extension of the deadline or are unable to satisfy the closing conditions by the applicable deadline, then either party may terminate the Merger Agreement. Genworth Financial and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible.

China Oceanwide originally committed in the Merger Agreement to contribute $600 million of cash to Genworth, subject to the consummation of the Merger, to address our senior unsecured notes due in May 2018 (the “May 2018 Notes”), on or before their maturity. Due to the delays in the completion of the transaction, Genworth completed the $450 million Term Loan, as discussed below. Instead of the $600 million contribution from China Oceanwide, the proceeds of the Term Loan, together with other cash on hand, will be used to retire the May 2018 Notes. Given that China Oceanwide will no longer make the originally contemplated $600 million contribution for the May 2018 Notes and the $525 million contribution for the GLAIC unstacking, China Oceanwide and Genworth are developing a new capital investment plan whereby China Oceanwide would contribute an aggregate of $1.5 billion to Genworth over time to further improve Genworth’s financial stability following the closing of the transaction. The parties expect to finalize the new capital plan in the near term.

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

Restructuring of U.S. Life Insurance Businesses

One of our strategic objectives was to separate, then isolate, through a series of internal transactions, our long-term care insurance business from our other U.S. life insurance businesses. We continued to pursue this plan in connection with the China Oceanwide transaction, with some differences from our previously announced restructuring plan. Our goal under the plan had been to align substantially all of our non-New York in-force life insurance and annuity business under GLAIC, our Virginia domiciled life insurance company, and substantially all of our non-New York long-term care insurance business under GLIC, our Delaware domiciled life insurance company.

Because of the recent decision by Genworth Financial and China Oceanwide not to pursue the GLAIC unstacking at this time in connection with the Merger, it is now contemplated that for the foreseeable future we will not separate and isolate our long-term care insurance business from our other U.S. life insurance businesses. However, we will continue to work to stabilize our long-term care insurance business primarily through our multi-year long-term care insurance rate action plan. Increasing premiums and/or benefit modifications on our legacy long-term care insurance policies are critical to our ability to increase the capital levels needed to support the business. China Oceanwide has no future obligation and has expressed its intention not to contribute additional capital to support our legacy long-term care insurance business.

Term Loan

Due to the delay in the closing of the China Oceanwide transaction, we entered into a senior secured term loan facility (“Term Loan”) with an aggregate principal amount of $450 million that was closed in March 2018. The proceeds of the Term Loan will be used, together with cash on hand, to retire the May 2018 Notes given the delay in transaction timing. In February 2018, Genworth Financial and China Oceanwide agreed to release $210 million of funds that were previously held in escrow for payment, among other things, of a termination fee to be paid to Genworth Financial under specified circumstances if China Oceanwide failed to fulfill certain obligations under the Merger Agreement. Genworth Financial and China Oceanwide also entered into a commitment agreement under which an affiliate of China Oceanwide agreed to commit funding for the Term Loan, subject to certain terms and conditions. This affiliate funded $60 million towards the Term Loan and was the lead investor in the transaction. The Term Loan includes a limited recourse guarantee secured by the publicly listed shares of Genworth MI Canada Inc. (“Genworth Canada”), held by Genworth Financial International Holdings, LLC (“GFIH”), an indirect wholly-owned subsidiary of Genworth Financial.

Strategic Alternatives

If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. As a result of the recent performance of our long-term care and life insurance businesses and the charges we recorded in the third quarter of 2016 and fourth quarters of 2016 and 2017, absent any alternative commitment of external capital, we believe there would be: considerable doubt as to the feasibility and timing of achieving unstacking of all or any portion of GLAIC in the foreseeable future, if at all; increased pressure on and potential further downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share of the U.S. mortgage insurance industry; limitations on our ability to continue to write new long-term care insurance policies; and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt.

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

Ongoing Priorities

As noted above, stabilizing our U.S. life insurance businesses continues to be one of our long-term goals. We will continue to execute against this objective primarily through our multi-year long-term care insurance rate action plan. Increasing premiums and/or benefit modifications on our legacy long-term care insurance policies are critical to our ability to increase the capital levels needed to support the business. In addition, reducing debt will remain a high priority. We believe that increased financial support and our strengthened financial foundation resulting from the China Oceanwide transaction would provide us with more options to manage our debt maturities and reduce overall indebtedness, which in turn is intended to improve our credit and ratings profile over time. Finally, we also believe that the completion of the China Oceanwide transaction would allow us to place greater focus on the future of our long-term care and mortgage insurance businesses while continuing to service our existing policyholders.

Executive Summary of Financial Results

Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $112 million and $155 million during the three months ended March 31, 2018 and 2017, respectively. The current year net income available to Genworth Financial, Inc.’s common stockholders was largely attributable to our U.S. Mortgage Insurance segment, which represented $111 million of the total amount.

•	The loss ratios in our U.S. Mortgage Insurance and Canada Mortgage Insurance segments were 9% and 13%, respectively, for the first quarter of 2018. The loss ratio in our U.S. Mortgage Insurance segment was driven mostly by a decline in new delinquencies and improvements in the net benefit from cures and aging of existing delinquencies. A decline in new flow delinquencies, net of cures, and a lower average reserve per delinquency benefited the loss ratio in our Canada Mortgage Insurance segment. Our Australia Mortgage Insurance segment had a loss ratio of 30% in the first quarter of 2018, a decrease of 5% compared to the first quarter of 2017, mostly from higher premiums driven by updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, partially offset by higher losses largely attributable to aging of existing delinquencies in the current year.

•	Our effective tax rate decreased to 27.6% for the three months ended March 31, 2018 from 34.9% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily attributable to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which includes a change in the U.S. corporate federal income tax rate from 35% to 21%. This decrease was partially offset by the effect of foreign operations, which had an overall increase on the effective tax rate as our primary foreign subsidiaries are now in jurisdictions with higher statutory tax rates compared to the United States. The decrease was also partially offset by tax expense in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income.

•	Our U.S. Life Insurance segment had $2 million of net income available to Genworth Financial, Inc.’s common stockholders primarily driven by our fixed annuities business, mostly offset by a net loss in our long-term care insurance business. Mortality was favorable in our fixed annuities business but unfavorable in our life insurance business. Our long-term care insurance business had higher utilization of available benefits, higher severity and frequency of new claims and lower earnings from our acquired block in the current year, which resulted in a $27 million net loss available to Genworth Financial, Inc.’s common stockholders.

Significant Developments

The periods under review include, among others, the following significant developments.

U.S. Mortgage Insurance

•	PMIERs compliance. Our U.S. mortgage insurance business is compliant with the PMIERs capital requirements, with a prudent buffer. We estimate our U.S. mortgage insurance business had available assets of approximately 124% of the required assets under PMIERs as of March 31, 2018 compared to approximately 121% as of December 31, 2017. As of March 31, 2018 and December 31, 2017, the PMIERs sufficiency ratios were in excess of $600 million and $550 million, respectively, of available assets above the PMIERs requirements. The increase in the current year was driven, in part, by positive operating cash flows and a reduction in delinquent loans.

•	PMIERs 2.0. The GSEs shared with us a draft summary of proposed revisions to PMIERs, referred to as PMIERs 2.0, and have solicited feedback from eligible insurers on the proposed revisions. If PMIERs 2.0 is adopted in the form we have reviewed with an effective date of December 31, 2018, we estimate our U.S. mortgage insurance business would continue to have an excess of available assets relative to required assets under the revised standard, however, this amount would be significantly lower than under the existing PMIERs.

•	Adjusted operating income. Adjusted operating income was $111 million for the three months ended March 31, 2018, an increase of $38 million compared to the three months ended March 31, 2017, driven mostly by lower losses and taxes, and higher premiums primarily from higher insurance in-force in the current year.

U.S. Life Insurance

•	Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and/or reduced benefits on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these rate action filings, we received 24 filing approvals from 10 states in the first quarter of 2018, representing a weighted-average increase of 28% on approximately $72 million in annualized in-force premiums.

Liquidity and Capital Resources

•	Secured Term Loan. On March 7, 2018, Genworth Holdings entered into a $450 million Term Loan, which matures in March 2023 and was issued at a 0.5% discount. Principal payments under the agreement are due quarterly, commencing on June 30, 2018, and are payable in equal amounts of 0.25% per quarter of the original principal amount with the remaining balance due at maturity. At our option, the Term Loan will bear interest at either an adjusted London Interbank Offered Rate (“LIBOR”) no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of 3.5% per annum. At March 31, 2018, the interest rate on the Term Loan was 6.2%. The Term Loan is unconditionally guaranteed by Genworth Financial, and GFIH has provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which is secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. GFIH is our indirect wholly-owned subsidiary and owns approximately 40.5% of the outstanding common stock of Genworth Canada. The Term Loan is subject to other terms and conditions, including but not limited to: voluntary prepayments subject to prepayment penalties, mandatory prepayments in the event of certain asset sales or the incurrence of further indebtedness by Genworth Financial and various financial covenants.

Financial Strength Ratings

There were no changes in the financial strength ratings of our insurance subsidiaries subsequent to February 28, 2018, the date we filed our 2017 Annual Report on Form 10-K. For a discussion of the financial strength ratings of our insurance subsidiaries, see “Item 1—Financial Strength Ratings” in our 2017 Annual Report on Form 10-K.

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as value of assets and liabilities. The U.S. and international financial markets we operate in have been impacted by concerns regarding regulatory changes, modest global growth and the rate and strength of recovery. Our mortgage insurance businesses in the U.S. and Canada have realized benefits in their financial results from improvements in the general macroeconomic environment. However, our other businesses continue to operate in a volatile economic environment characterized by low interest rates, modest global growth and fluctuating oil and commodity prices. Although the U.S. Federal Reserve increased its benchmark lending rate 25 basis points in March 2018, long-term interest rates remained at low levels. The U.S. Federal Reserve also maintained its forecast for two additional rate increases in 2018 and forecasted a sharper rate increase path for 2019 and 2020. Given this robust forecast, we expect interest rates will continue to rise throughout 2018 but we remain uncertain at the pace in which this increase will occur and its ultimate impact on our businesses. This tightening U.S. Federal Reserve policy and a stronger than expected January 2018 jobs report added inflationary pressure to the market, pushing 10-year U.S. Treasury yields up over 33 basis points during the first quarter of 2018 and caused a spike in equity volatility in early February 2018. Global political concerns and the threat of a trade war between the United States and China have resulted in heightened volatility within equity, interest rate and credit markets. Credit markets experienced less volatility than equity and interest rates; however, corporate sales of international assets in response to changes in cash repatriation rules enacted under the TCJA and decreased demand from foreign and retail investors has slowly driven credit spreads wider. Fixed income issuance has been lower in 2018, which combined with stable credit and solid corporate earnings, has helped provide some support to the credit market. For a discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2017 Annual Report on Form 10-K.

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

The U.S. and international governments, the Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in past years to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks have taken actions to stimulate economies, stabilize financial systems and improve market liquidity. For example, in Canada, actions in certain regions have been taken to stabilize rising home prices to mitigate the potential for inflation on real estate values. This has had a negative impact on sales and has slowed home appreciation in those regions. However, in aggregate, these actions had a positive effect in the short term, on the economies of these countries and their markets; however, there can be no assurance as to the future impact these types of actions may have on the economic and financial markets, including levels of interest rates and volatility. A U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$1,140	$1,136	$4	—%
Net investment income	804	790	14	2%
Net investment gains (losses)	(31)	34	(65)	(191)%
Policy fees and other income	202	211	(9)	(4)%

Total revenues	2,115	2,171	(56)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,311	1,246	65	5%
Interest credited	156	167	(11)	(7)%
Acquisition and operating expenses, net of deferrals	240	270	(30)	(11)%
Amortization of deferred acquisition costs and intangibles	104	94	10	11%
Interest expense	76	62	14	23%

Total benefits and expenses	1,887	1,839	48	3%

Income from continuing operations before income taxes	228	332	(104)	(31)%
Provision for income taxes	63	116	(53)	(46)%

Income from continuing operations	165	216	(51)	(24)%
Loss from discontinued operations, net of taxes	—	—	—	—%

Net income	165	216	(51)	(24)%
Less: net income attributable to noncontrolling interests	53	61	(8)	(13)%

Net income available to Genworth Financial, Inc.’s common stockholders	$112	$155	$(43)	(28)%

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•

Our Australia Mortgage Insurance segment increased $17 million largely due to updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017 which resulted in higher earned premiums on our existing insurance in-force in the current year. The increase was also attributable to a new structured insurance transaction completed in the first quarter of 2018, partially offset by lower policy cancellations in the current year. The three months ended March 31, 2018 included an increase of $4 million attributable to changes in foreign exchange rates.

•	Our Canada Mortgage Insurance segment increased $13 million principally from the seasoning of our larger, more recent in-force blocks of business and from refinements in premium recognition factors in the current year. In addition, the three months ended March 31, 2018 included an increase of $7 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $10 million mainly attributable to higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

•	Our U.S. Life Insurance segment decreased $36 million. Our long-term care insurance business decreased $3 million largely from policy terminations, mostly offset by $19 million of increased premiums in the current year from in-force rate actions approved and implemented. Our life insurance business decreased $33 million mainly attributable to higher ceded premiums in the current year from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in the current year.

Net investment income. Net investment income represents the income earned on our investments. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”

Net investment gains (losses). Net investment gains (losses) consist primarily of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our equity and trading securities, and derivative instruments. For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees. Our U.S. Life Insurance segment decreased $7 million mostly attributable to our life insurance business primarily from a decline in our term universal and universal life insurance in-force blocks in the current year.

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

•	Our U.S. Life Insurance segment increased $74 million. Our long-term care insurance business increased $93 million mainly from aging and growth of the in-force block, higher utilization of available benefits, higher severity and frequency of new claims, an increase in future policy benefit reserves on our acquired block of long-term care insurance business and a less favorable impact of $8 million from reduced benefits in the current year related to in-force rate actions approved and implemented. The prior year included $19 million of higher incremental reserves recorded in connection with an accrual for profits followed by losses. Our life insurance business decreased $14 million primarily attributable to favorable mortality in our term life insurance products, partially offset by unfavorable mortality in our universal life insurance products and less favorable reserve releases in our term life insurance products. Our fixed annuities business decreased $5 million largely attributable to higher reserves of $6 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur.

•	Our Runoff segment increased $4 million primarily attributable to an increase in guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to unfavorable equity market performance in the current year.

•	Our Australia Mortgage Insurance segment increased $2 million largely attributable to aging of existing delinquencies in the current year.

•	Our U.S. Mortgage Insurance segment decreased $13 million primarily due to favorable net cures and aging of existing delinquencies in the current year.

•	Our Canada Mortgage Insurance segment decreased $2 million largely from lower new delinquencies, net of cures, and from a lower average reserve per delinquency, partially offset by less favorable development in our loss reserves in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Our U.S. Life Insurance segment decreased $13 million primarily related to our fixed annuities business predominantly from a decline in average account values and lower crediting rates in the current year.

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

•	Our U.S. Life Insurance segment decreased $16 million mostly driven by our long-term care insurance business predominantly from $21 million of guaranty fund assessments in connection with the Penn Treaty Network America Insurance Company and American Network Insurance Company (“Penn Treaty”) liquidation in the prior year that did not recur.

•	Our Australia Mortgage Insurance segment decreased $6 million primarily from a change in the classification of contract fees amortization expense, which we began recording to amortization of DAC and intangibles as of the second quarter of 2017.

•	Our Canada Mortgage Insurance segment decreased $4 million mainly driven by lower stock-based compensation expense in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software. Our Australia Mortgage Insurance segment increased $7 million principally as a result of a change in the classification of contract fees amortization expense that was previously recorded to acquisition and operating expenses, net of deferrals, as discussed above.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits. Corporate and Other activities increased $12 million largely driven by a favorable correction of $11 million related to our Tax Matters Agreement liability in the prior year that did not recur, higher interest expense related to the new Term Loan entered into by Genworth Holdings in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year.

Provision for income taxes. The effective tax rate decreased to 27.6% for the three months ended March 31, 2018 from 34.9% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily attributable to the enactment of the TCJA, which includes a change in the U.S. corporate federal income tax rate from 35% to 21%. This decrease was partially offset by the effect of foreign operations, which had an overall increase on the effective tax rate as our primary foreign subsidiaries are now in jurisdictions with higher statutory tax rates compared to the United States. The decrease was also partially offset by tax expense in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties.

Use of non-Generally Accepted Accounting Principles (“GAAP”) measures

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

On December 22, 2017, the TCJA was signed into law. The TCJA reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning on January 1, 2018. Therefore, in the first quarter of 2018, we assumed a tax rate of 21% on certain adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders and in the explanation of specific variances of operating performance (unless otherwise indicated). In the prior year, we assumed a tax rate of 35%, the previous U.S. corporate federal income tax rate prior to the enactment of the TCJA, on certain adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders and in the explanation of specific variances of operating performance. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2018	2017
Net income available to Genworth Financial, Inc.’s common stockholders	$112	$155
Add: net income attributable to noncontrolling interests	53	61

Net income	165	216

Income from continuing operations	165	216
Less: net income attributable to noncontrolling interests	53	61

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	112	155
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	17	(20)
Expenses related to restructuring	—	1
Taxes on adjustments	(4)	7

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$125	$143

(1)	For the three months ended March 31, 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million. For the three months ended March 31, 2018 and 2017, net investment (gains) losses were also adjusted for net investment gains (losses) attributable to noncontrolling interests of $(11) million and $14 million, respectively.

We recorded a pre-tax expense of $1 million in the first quarter of 2017 related to restructuring costs as the company continued to evaluate and appropriately size its organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2018	2017
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.22	$0.31

Diluted	$0.22	$0.31

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.22	$0.31

Diluted	$0.22	$0.31

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.25	$0.29

Diluted	$0.25	$0.29

Weighted-average common shares outstanding:
Basic	499.6	498.6

Diluted	502.7	501.0

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

On December 22, 2017, the TCJA was signed into law. The TCJA reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning on January 1, 2018 and migrated the worldwide tax system to a territorial international tax system. Therefore, beginning on January 1, 2018 we taxed our international businesses at their local statutory tax rates and our domestic businesses at the new enacted tax rate of 21%. We allocate our consolidated provision for income taxes to our operating segments. Our allocation methodology applies a specific tax rate to the pre-tax income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign income. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) new insurance written for mortgage insurance; (2) annualized first-year premiums for long-term care insurance products; (3) annualized first-year deposits plus 5% of excess deposits for universal and term universal life insurance products; (4) 10% of premium deposits for linked-benefits products; and (5) additional premiums/deposits for fixed annuities. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider new insurance written, annualized first-year premiums/deposits, premium equivalents and premiums/deposits to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs and the U.S. government, including the Federal Housing Administration (“FHA”), the Federal Housing Finance Agency, and the U.S. Congress, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits as well as low-down-payment programs available through the FHA or GSEs. In the first quarter of 2018, Freddie Mac introduced to certain lenders a pilot program, Integrated Mortgage Insurance, commonly referred to as “IMAGIN,” as an alternative to private mortgage insurance, which transfers default risk on high loan-to-value mortgages to a panel of reinsurers approved by Freddie Mac. As currently designed and implemented, we believe the pilot is targeted towards a small portion of the private mortgage insurance available market in 2018 and competes with lender paid private mortgage insurance, which represented approximately 12% of our new insurance written in the first quarter of 2018. For more information about the potential future impact, see Item 1A—Risk Factors—“Fannie Mae and Freddie Mac exert significant influence over the U.S. mortgage insurance market and changes to the role or structure of Freddie Mac or Fannie Mae could have a material adverse impact on our U.S. mortgage insurance business”; and “The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2017 Annual Report on Form 10-K.

Mortgage origination volume increased during the first quarter of 2018 compared to the first quarter of 2017, primarily due to an increase in purchase originations, partially offset by a decline in refinance mortgage originations. The decline in refinance mortgage originations was driven by increases in interest rates. Our flow persistency was 84% during the first quarter of 2018 compared to 83% in the first quarter of 2017, in part due to the increase in interest rates. Our U.S. mortgage insurance estimated market share for the first quarter of 2018 increased modestly compared to the fourth quarter of 2017 and the first quarter of 2017.

Price competition has intensified recently. As a consequence, we have seen a decline in market share at certain accounts and growth in market share in other accounts, resulting in an increase in customer concentration with our top ten lenders in the first quarter of 2018. This increase in customer concentration could increase our future market share volatility. In addition, in reaction to competitive pricing, as well as the TCJA, certain mortgage insurers have introduced new pricing to their borrower-paid monthly and borrower-paid single rate cards. On April 24, 2018, we announced similar reductions to our national monthly and single premium borrower-paid rate plans that go into effect June 4, 2018. In addition, we introduced two rate adjustors, co-borrower and debt-to income, specific to the monthly plan which differentiate price and performance of the loans we insure. If applied to our current production, we believe our new rate plans would reduce the weighted average price by approximately 10% for borrower-paid monthly and by approximately 15% for borrower-paid singles rate plans while maintaining pricing returns across the entire 2018 new production in the mid-teens. Our market share continues to be pressured by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition and the proposed transaction with China Oceanwide. For more information on the potential impacts due to competition and increased customer concentration, see Item 1A—Risk Factors—“Competitors could negatively affect our ability to maintain or increase our market share and profitability”; and “Our reliance on key customer or distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced” in our 2017 Annual Report on Form 10-K.

New insurance written increased 18% during the first quarter of 2018 compared to the first quarter of 2017 primarily due to a larger purchase originations market. In the first quarter of 2018, we experienced an increase in the percentage of 97% loan-to-value new insurance written as well as the percentage of loans with debt-to-income ratios greater than 45% compared to the first quarter of 2017, as the result of GSE changes in underwriting guidelines for purchase transactions. The percentage of single premium new insurance written decreased modestly in the first quarter of 2018 compared to the first quarter of 2017, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. At the end of the first quarter, we implemented a guideline limit on loans with debt-to-income ratios greater than 45% with FICO scores less than 700.

Our loss ratio was 9% during the first quarter of 2018 compared to 17% during the first quarter of 2017. The loss ratio declined primarily due to improvements in the net benefit from cures and aging of existing delinquencies in the first quarter of 2018. The new delinquencies reported in the fourth quarter of 2017 in the areas impacted by hurricanes Harvey and Irma continued to perform consistent with our prior expected claim frequency for these delinquencies. As a result, there were no incremental incurred losses from these delinquencies in the first quarter of 2018. The decrease in the loss ratio was also driven by higher net earned premiums attributable to higher insurance in-force in the current year. Foreclosure starts decreased in the first quarter of 2018 as compared to the first quarter of 2017. Additionally, we have seen a reduction in loans that have been subject to a modification or workout. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies.

As of March 31, 2018, Genworth Mortgage Insurance Corporation’s (“GMICO”) risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 12.7:1, compared with a risk-to-capital ratio of approximately 12.9:1 as of December 31, 2017 and approximately 13.7:1 as of March 31, 2017. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated within the business or capital support (if any) that we provide.

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of March 31, 2018, we estimate our U.S. mortgage insurance business had available assets of approximately 124% of the required assets under PMIERs compared to approximately 121% as of December 31, 2017. As of March 31, 2018 and December 31, 2017, the PMIERs sufficiency ratios were in excess of $600 million and $550 million, respectively, of available assets above the PMIERs requirements. The increase in the first quarter of 2018 was driven, in part, by positive operating cash flows and the reduction in delinquent loans. The new delinquencies reported in the fourth quarter of 2017 in the areas impacted by hurricanes Harvey and Irma did not have a significant impact on the change in PMIERs sufficiency ratio in the first quarter of 2018, as the benefit from delinquency cures was offset by the aging of existing delinquencies. The reinsurance transactions covering our 2014 through 2017 book years provided an aggregate of approximately $560 million of PMIERs capital credit as of March 31, 2018. The GSEs have recently shared with us a draft summary of proposed revisions to PMIERs, referred to as “PMIERs 2.0,” and have solicited feedback from eligible insurers on the proposed revisions. We do not anticipate any new PMIERs financial requirements becoming effective before the fourth quarter of 2018. In addition, the GSEs have stated they plan to provide at least 180 days written notice prior to the effective date of the new PMIERs 2.0 requirements. If PMIERs 2.0 is adopted in the form we have reviewed with an effective date of December 31, 2018, we estimate our U.S. mortgage insurance business would continue to have an excess of available assets relative to required assets under the revised standard, however, this amount would be significantly lower than under existing PMIERs. Non-disclosure agreements are in place with both GSEs and we cannot comment on specific provisions within PMIERs 2.0 at this time.

As of March 31, 2018, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $12.1 billion of insurance in-force, with approximately $11.4 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. On August 17, 2017, the U.S. government extended HARP through December 31, 2018. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

Segment results of operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$179	$169	$10	6%
Net investment income	21	17	4	24%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	—	1	(1)	(100)%

Total revenues	200	187	13	7%

Benefits and expenses:
Benefits and other changes in policy reserves	16	29	(13)	(45)%
Acquisition and operating expenses, net of deferrals	39	40	(1)	(3)%
Amortization of deferred acquisition costs and intangibles	4	4	—	—%

Total benefits and expenses	59	73	(14)	(19)%

Income from continuing operations before income taxes	141	114	27	24%
Provision for income taxes	30	41	(11)	(27)%

Income from continuing operations	111	73	38	52%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$111	$73	$38	52%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly attributable to lower losses from favorable net cures and aging of existing delinquencies in the current year. The increase was also attributable to lower taxes and higher premiums resulting from an increase in mortgage insurance in-force in the current year.

Revenues

Premiums increased mainly attributable to higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily due to favorable net cures and aging of existing delinquencies in the current year.

Provision for income taxes. The effective tax rate decreased to 21.2% for the three months ended March 31, 2018 from 35.9% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Primary insurance in-force (1)	$154,900	$139,300	$15,600	11%
Risk in-force	$37,500	$33,700	$3,800	11%
New insurance written	$9,000	$7,600	$1,400	18%
Net premiums written	$185	$175	$10	6%

(1)	Primary insurance in-force represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

Primary insurance in-force and risk in-force

Primary insurance in-force increased largely as a result of $16.1 billion in higher flow insurance in-force, which increased from $137.4 billion as of March 31, 2017 to $153.5 billion as of March 31, 2018 as a result of new insurance written, partially offset by lapses in the current year. The increase in flow insurance in-force was partially offset by a decline of $0.5 billion in bulk insurance in-force, which decreased from $1.9 billion as of March 31, 2017 to $1.4 billion as of March 31, 2018 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow new insurance written. Flow persistency was 84% and 83% for the three months ended March 31, 2018 and 2017, respectively.

New insurance written

New insurance written increased primarily driven by a larger purchase originations market in the current year.

Net premiums written

Net premiums written increased primarily from higher average flow insurance in-force in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2018	2017	2018 vs. 2017
Loss ratio	9%	17%	(8)%
Expense ratio (net earned premiums)	24%	26%	(2)%
Expense ratio (net premiums written)	23%	25%	(2)%

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

The loss ratio decreased primarily due to improvements in net benefit from cures and aging of existing delinquencies in the current year and from higher net earned premiums attributable to higher insurance in-force in the current year.

The expense ratios (net earned premiums and net premiums written) decreased driven mostly by higher net premiums in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2018	December 31, 2017	March 31, 2017
Primary insurance:
Insured loans in-force	749,145	742,094	703,214
Delinquent loans	20,602	23,188	23,019
Percentage of delinquent loans (delinquency rate)	2.75%	3.12%	3.27%

Flow loan in-force	734,411	725,748	683,532
Flow delinquent loans	20,007	22,483	22,036
Percentage of flow delinquent loans (delinquency rate)	2.72%	3.10%	3.22%

Bulk loans in-force	14,734	16,346	19,682
Bulk delinquent loans (1)	595	705	983
Percentage of bulk delinquent loans (delinquency rate)	4.04%	4.31%	4.99%
A minus and sub-prime loans in-force	17,964	18,912	22,056
A minus and sub-prime delinquent loans	3,557	4,054	4,572
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	19.80%	21.44%	20.73%

Pool insurance:
Insured loans in-force	4,961	5,039	5,586
Delinquent loans	220	249	276
Percentage of delinquent loans (delinquency rate)	4.43%	4.94%	4.94%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 494 as of March 31, 2018, 614 as of December 31, 2017 and 695 as of March 31, 2017.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the residential real estate market in the United States stabilized and improved during the current and prior year, and we also had lower foreclosure starts in the current year.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2018
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,095	$39	$357	11%
4 - 11 payments	6,761	124	316	39%
12 payments or more	5,151	209	254	82%

Total	20,007	$372	$927	40%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2017
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,594	$46	$474	10%
4 - 11 payments	6,178	125	279	45%
12 payments or more	5,711	237	281	84%

Total	22,483	$408	$1,034	39%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of March 31, 2018	Percent of total reserves as of March 31, 2018 (1)	Delinquency rate
			March 31, 2018	December 31, 2017	March 31, 2017
By Region:
Southeast (2)	18%	23%	3.99%	4.60%	3.82%
South Central (3)	16	11	2.79%	3.30%	2.85%
Pacific (4)	15	8	1.36%	1.56%	1.74%
Northeast (5)	13	30	4.18%	4.67%	6.02%
North Central (6)	11	9	2.16%	2.34%	2.69%
Great Lakes (7)	11	6	1.86%	2.09%	2.38%
Mid-Atlantic (8)	6	5	2.47%	2.79%	3.48%
New England (9)	6	6	2.54%	2.75%	3.41%
Plains (10)	4	2	2.08%	2.36%	2.47%

Total	100%	100%	2.75%	3.12%	3.27%

(1)	Total reserves were $415 million as of March 31, 2018.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(5)	New Jersey, New York and Pennsylvania.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of March 31, 2018	Percent of total reserves as of March 31, 2018 (1)	Delinquency rate
			March 31, 2018	December 31, 2017	March 31, 2017
By State:
California	9%	4%	1.27%	1.45%	1.40%
Texas	7%	5%	3.66%	4.41%	2.94%
Florida	6%	13%	6.60%	7.99%	4.41%
Illinois	6%	5%	2.47%	2.70%	3.11%
New York	6%	16%	4.38%	4.77%	6.26%
Washington	4%	2%	1.05%	1.19%	1.52%
Michigan	4%	2%	1.36%	1.51%	1.62%
Pennsylvania	4%	4%	3.09%	3.50%	4.09%
Ohio	4%	2%	2.12%	2.43%	2.85%
North Carolina	3%	2%	2.47%	2.67%	3.16%

(1)	Total reserves were $415 million as of March 31, 2018.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of March 31, 2018:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.02%	9.4%	$2,031	1.3%	$386	1.0%
2005	5.59%	8.7	1,930	1.2	456	1.2
2006	5.72%	14.3	3,597	2.3	841	2.2
2007	5.65%	30.9	9,417	6.1	2,190	5.9
2008	5.18%	14.8	7,825	5.1	1,807	4.8
2009	4.91%	0.7	703	0.5	149	0.4
2010	4.66%	0.5	856	0.5	198	0.5
2011	4.54%	0.7	1,431	0.9	335	0.9
2012	3.85%	0.9	3,857	2.5	935	2.5
2013	4.06%	1.9	7,166	4.6	1,770	4.7
2014	4.44%	4.2	11,151	7.2	2,714	7.3
2015	4.12%	5.4	21,516	13.9	5,249	14.0
2016	3.86%	5.6	37,280	24.1	9,025	24.1
2017	4.24%	2.0	37,129	24.0	9,166	24.5
2018	4.39%	—	8,970	5.8	2,233	6.0

Total portfolio	4.43%	100.0%	$154,859	100.0%	$37,454	100.0%

(1)	Total reserves were $415 million as of March 31, 2018.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the first quarter of 2018, the Canadian dollar strengthened against the U.S. dollar compared to the first quarter of 2017, which favorably impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. However, the Canadian dollar weakened against the U.S. dollar compared to the fourth quarter of 2017, which unfavorably impacted our results. Any future movement in foreign exchange rates could impact future results.

The Canadian gross domestic product is expected to have experienced moderate growth in the first quarter of 2018, although lower than in the fourth quarter of 2017, reflecting declines in exports, housing activity and investment growth. The overnight interest rate in Canada was 1.25% at March 31, 2018, up from 1.00% at the end of 2017. Canada’s unemployment rate increased slightly to 5.8% at the end of the first quarter of 2018 compared to 5.7% at the end of 2017 due to declines in both employment and workforce participation.

National home prices increased in the first quarter of 2018 by approximately 7% compared to the first quarter of 2017 largely driven by the strong housing market in British Columbia. However, home prices were flat compared to the fourth quarter of 2017, mostly due to continued strength in the British Columbia market, offset by home price declines in Ontario. On February 20, 2018, the British Columbia Government released a plan to address housing affordability in the province. Among other measures, the plan included an increase and expansion of the existing foreign buyers’ tax and the introduction of a speculation tax applicable to both foreign and domestic buyers. Home sales in Canada decreased in the first quarter of 2018 by approximately 13% compared to both the first and fourth quarters of 2017 driven by a pull-forward in housing demand in the fourth quarter of 2017 ahead of regulatory changes effective January 1, 2018. The slowdown in sales was most pronounced in Ontario, particularly in the Greater Toronto Area (“GTA”) following the release of the Ontario Provincial Government’s Fair Housing Plan in April 2017. The plan was designed to temper the real estate market and contained numerous measures, including a non-resident speculation tax that targets affordability in the purchase and rental housing markets in the GTA and surrounding areas.

Our mortgage insurance business in Canada experienced lower losses in the first quarter of 2018 compared to the first quarter of 2017 primarily due to lower new delinquencies, net of cures, and from a lower average reserve per delinquency in the current year, resulting from strong or improving regional economic conditions, partially offset by lower favorable development. Our loss ratio in Canada was 13% for the first quarter of 2018. We expect losses to normalize during 2018 and our full year 2018 loss ratio to be higher than our full year 2017 loss ratio of 10%.

In the first quarter of 2018, flow new insurance written volumes increased in our mortgage insurance business in Canada compared to the first quarter of 2017 primarily due to applications received in the fourth quarter of 2017 resulting from a pull-forward of housing demand ahead of regulatory changes effective January 1, 2018. Earned premiums were also higher in the first quarter of 2018 compared to the first quarter of 2017 from the seasoning of our larger, more recent in-force blocks of business and a favorable adjustment of $3 million relating to refinements in premium recognition factors in the first quarter of 2018.

Bulk new insurance written levels were lower in the first quarter of 2018 compared to the first quarter of 2017 primarily due to lower demand as a result of regulatory changes that took effect in 2016 and a substantial increase in bulk insurance premium rates on mortgage applications received after December 31, 2016 in response to higher regulatory capital requirements. There was also a one-time increase in bulk insurance volumes in the first quarter of 2017 primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016. New insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of bulk mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance.

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”). Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by the Office of the Superintendent of Financial Institutions (“OSFI”). On January 1, 2017, the capital advisory titled “Capital

Requirements for Federally Regulated Mortgage Insurers” became effective. The advisory provides a new standard framework for determining the capital requirements for residential mortgage insurance companies. Under this new regulatory capital framework, the OSFI Supervisory MCT Target and PRMHIA requirement are both 150%. As of March 31, 2018, our MCT ratio under the new framework was approximately 170%, which was above the supervisory target.

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

On October 17, 2017, OSFI released the final version of Guideline B-20 Residential Mortgage Underwriting Practices and Procedures (the “B-20 Guideline”), which applies to all federally-regulated financial institutions that are engaged in residential mortgage underwriting and/or the acquisition of residential mortgage loan assets in Canada. The guideline was effective January 1, 2018, and requires enhanced underwriting practices for all uninsured mortgages, including the application of a qualifying stress test. The B-20 Guideline does not directly impact the regulatory requirements for our mortgage insurance business in Canada, as it is governed by OSFI’s Guideline B-21 Residential Mortgage Insurance Underwriting Practices and Procedures. We believe the B-20 Guideline will not have a material impact on the high loan-to-value market in Canada given that qualifying insured mortgages have been subject to a mortgage rate stress test starting November 30, 2016. However, it is still too early to determine the impact this guideline will have on the Canadian mortgage and housing market.

Segment results of operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$139	$126	$13	10%
Net investment income	34	32	2	6%
Net investment gains (losses)	(15)	11	(26)	NM (1)

Total revenues	158	169	(11)	(7)%

Benefits and expenses:
Benefits and other changes in policy reserves	18	20	(2)	(10)%
Acquisition and operating expenses, net of deferrals	17	21	(4)	(19)%
Amortization of deferred acquisition costs and intangibles	10	10	—	—%
Interest expense	5	4	1	25%

Total benefits and expenses	50	55	(5)	(9)%

Income from continuing operations before income taxes	108	114	(6)	(5)%
Provision for income taxes	30	36	(6)	(17)%

Income from continuing operations	78	78	—	—%
Less: income from continuing operations attributable to noncontrolling interests	36	38	(2)	(5)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	42	40	2	5%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	9	(6)	15	NM (1)
Taxes on adjustments	(2)	2	(4)	(200)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$49	$36	$13	36%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended March 31, 2018 and 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(6) million and $5 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly driven by higher premiums, lower stock-based compensation expense and lower income taxes in the current year.

Revenues

Premiums increased principally from the seasoning of our larger, more recent in-force blocks of business and from refinements in premium recognition factors in the current year. In addition, the three months ended March 31, 2018 included an increase of $7 million attributable to changes in foreign exchange rates.

We had net investment losses in the current year compared to gains in the prior year. Net investment losses in the current year were primarily attributable to derivative losses largely from hedging non-functional currency transactions and from changes in the fair value of equity securities, partially offset by derivative gains on interest rate swaps. Net investment gains in the prior year were predominantly from derivative gains largely from hedging non-functional currency transactions.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from lower new delinquencies, net of cures, and from a lower average reserve per delinquency, partially offset by less favorable development in our loss reserves in the current year.

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower stock-based compensation expense in the current year.

Provision for income taxes. The effective tax rate decreased to 27.4% for the three months ended March 31, 2018 from 32.0% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate of 27%.

Canada Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Primary insurance in-force	$384,600	$358,900	$25,700	7%
Risk in-force	$134,600	$125,600	$9,000	7%
New insurance written	$3,400	$10,300	$(6,900)	(67)%
Net premiums written	$92	$96	$(4)	(4)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the three months ended March 31, 2018 and 2017, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written. Insurance in-force and risk in-force included increases of $13.9 billion and $4.9 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written decreased primarily as a result of lower bulk mortgage insurance written in the current year. The three months ended March 31, 2017 included an increase in bulk insurance volumes primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016 ahead of regulatory changes. The three months ended March 31, 2018 included an increase of $100 million attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2018 and March 31, 2017, our unearned premium reserves were $1.6 billion.

Net premiums written decreased primarily from lower bulk mortgage insurance written due to regulatory changes, partially offset by flow premium rate increases. The three months ended March 31, 2018 included an increase of $5 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease)
	2018	2017	2018 vs. 2017
Loss ratio	13%	16%	(3)%
Expense ratio (net earned premiums)	20%	25%	(5)%
Expense ratio (net premiums written)	30%	32%	(2)%

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

The loss ratio decreased primarily from lower new delinquencies, net of cures, and from a lower average reserve per delinquency primarily as a result of improvement in oil-producing regions, home price appreciation and overall improving regional macroeconomic conditions that began in 2017 and continued into the first quarter of 2018, partially offset by lower favorable development in our loss reserves. The decrease was also attributable to higher earned premiums in the current year principally from the seasoning of our larger, more recent in-force blocks of business and from a favorable adjustment of $3 million relating to refinements in premium recognition factors in the current year.

The expense ratio (net earned premiums) decreased primarily attributable to lower stock-based compensation expense in the current year and higher premiums as discussed above.

The expense ratio (net premiums written) decreased largely from lower stock-based compensation expense, partially offset by lower net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of the dates indicated:

	March 31, 2018	December 31, 2017	March 31, 2017
Primary insured loans in-force	2,123,727	2,110,324	2,074,984
Delinquent loans	1,723	1,718	2,082
Percentage of delinquent loans (delinquency rate)	0.08%	0.08%	0.10%

Flow loans in-force	1,456,573	1,447,794	1,402,813
Flow delinquent loans	1,385	1,369	1,697
Percentage of flow delinquent loans (delinquency rate)	0.10%	0.09%	0.12%

Bulk loans in-force	667,154	662,530	672,171
Bulk delinquent loans	338	349	385
Percentage of bulk delinquent loans (delinquency rate)	0.05%	0.05%	0.06%

Flow mortgage loans in-force increased from new policies written. The number of delinquent loans of our flow mortgage insurance decreased compared to the first quarter of 2017 primarily from improvement in oil-producing regions, home price appreciation and overall improving regional macroeconomic conditions that began in 2017 and continued into the first quarter of 2018.

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

	Percent of primary risk in-force as of March 31, 2018	Delinquency rate
		March 31, 2018	December 31, 2017	March 31, 2017
By province and territory:
Ontario	47%	0.03%	0.03%	0.04%
Alberta	16	0.17%	0.17%	0.21%
British Columbia	15	0.04%	0.05%	0.06%
Quebec	13	0.10%	0.11%	0.15%
Saskatchewan	3	0.30%	0.28%	0.27%
Nova Scotia	2	0.15%	0.16%	0.21%
Manitoba	2	0.10%	0.08%	0.09%
New Brunswick	1	0.17%	0.16%	0.18%
All other	1	0.19%	0.17%	0.19%

Total	100%	0.08%	0.08%	0.10%

Delinquency rates decreased slightly compared to March 31, 2017 reflecting regional housing market improvement, primarily in Alberta and Quebec, driven mostly by improving macroeconomic conditions that began in 2017 and continued into the first quarter of 2018.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from almost all of our customers. Based on the data provided by lenders, the delinquency rate as of March 31, 2018 was 0.18%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the first quarter of 2018, the Australian dollar strengthened against the U.S. dollar as compared to both the first and fourth quarters of 2017, which favorably impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Australian gross domestic product is expected to have had moderate growth in the first quarter of 2018, supported by sustained low interest rates, consumption growth and strong resource exports. The cash rate remained flat at 1.50% in the first quarter of 2018. The March 2018 unemployment rate increased slightly to 5.6% from 5.4% at the end of 2017.

Home prices in Australia declined in the first quarter of 2018. However, due to consistent growth throughout most of 2017, March 2018 home values were still approximately 1% higher than a year ago, driven by the Melbourne housing market which grew at approximately 5% year over year.

Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. The review resulted in a refinement of premium recognition factors and a cumulative adjustment that was applied retrospectively as of October 1, 2017. As a result of these changes, earned premiums and amortization of DAC are expected to increase over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged. As discussed above, the adjustment to our premium earnings pattern was applied on a retrospective basis under U.S. GAAP, however, under local Australian Accounting Standards this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were materially different in 2017 and the first quarter of 2018 and will be materially different in future periods.

Our mortgage insurance business in Australia had higher losses in the first quarter of 2018 compared to the first quarter of 2017 primarily from aging of existing delinquencies. The loss ratio in Australia for the three months ended March 31, 2018 was 30%. The 2017 full year loss ratio was (79)%, due primarily to the review of our premium earnings pattern. This adjustment reduced the loss ratio by 112% for the full year 2017. We expect higher earned premiums to drive the total year loss ratio lower in 2018 than it would have been in 2017 without the adjustment from the review of our premium earnings pattern.

In the first quarter of 2018, our mortgage insurance business in Australia experienced a decrease in new insurance written volumes compared to the first quarter of 2017 due to lower market penetration from a change in customer mix, the Australian Prudential Regulation Authority’s (“APRA”) continued focus on lending standards, investment lending and serviceability and bulk deals completed in the first quarter of 2017 that did not recur in the first quarter of 2018.

Gross premiums written in the first quarter of 2018 were higher compared to the first quarter of 2017 primarily driven by a new structured insurance transaction completed in the current year. This increase was partially offset by a decrease in primary flow volumes, particularly from a reduction in high loan-to-value mortgage origination volume resulting from regulatory measures to slow the growth in investment lending and limit the flow of new interest-only lending. Earned premiums in the first quarter of 2018 were also higher compared to the first quarter of 2017 largely due to the seasoning of our in-force blocks of business under the updated earnings curve and premiums from the new structured insurance transaction, partially offset by lower cancellations in the current year.

In November 2016, we entered into a new contract with our largest customer, effective January 1, 2017, with a term of three years. During the first quarter of 2018, this customer represented 52% of our new insurance written, excluding structured insurance transactions where we are in a secondary loss position. The contract with our current second largest customer was extended through November 2018 under similar terms as the previous contract. This customer represented 18% of our new insurance written during the first quarter of 2018. The contract with our former second largest customer was terminated by the customer effective April 8, 2017.

Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of March 31, 2018, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 185%, representing a decrease from 193% as of December 31, 2017, largely resulting from reduced reinsurance credit, dividends paid and share repurchase activity, partially offset by lower production volumes, portfolio seasoning and cancellations in the first quarter of 2018.

Segment results of operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$98	$81	$17	21%
Net investment income	17	21	(4)	(19)%
Net investment gains (losses)	(9)	20	(29)	(145)%
Policy fees and other income	1	—	1	NM (1)

Total revenues	107	122	(15)	(12)%

Benefits and expenses:
Benefits and other changes in policy reserves	30	28	2	7%
Acquisition and operating expenses, net of deferrals	17	23	(6)	(26)%
Amortization of deferred acquisition costs and intangibles	11	4	7	175%
Interest expense	2	2	—	—%

Total benefits and expenses	60	57	3	5%

Income from continuing operations before income taxes	47	65	(18)	(28)%
Provision for income taxes	14	22	(8)	(36)%

Income from continuing operations	33	43	(10)	(23)%
Less: income from continuing operations attributable to noncontrolling interests	17	23	(6)	(26)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	16	20	(4)	(20)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	4	(11)	15	136%
Taxes on adjustments	(1)	4	(5)	(125)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$19	$13	$6	46%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended March 31, 2018 and 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(5) million and $9 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily driven by higher premiums in the current year.

Revenues

Premiums increased largely due to updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017 which resulted in higher earned premiums on our existing insurance in-force in the current year. The increase was also attributable to a new structured insurance transaction completed in the first quarter of 2018, partially offset by lower policy cancellations in the current year. The three months ended March 31, 2018 included an increase of $4 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from lower yields in the current year.

We had net investment losses in the current year compared to gains in the prior year. Net investment losses in the current year were primarily from changes in the fair value of equity securities. Net investment gains in the prior year were predominantly from the sale of investment securities due to the rebalancing of our portfolio.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to aging of existing delinquencies in the current year.

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

Provision for income taxes. The effective tax rate decreased to 30.0% for the three months ended March 31, 2018 from 33.9% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate of 30%.

Australia Mortgage Insurance selected operating performance measures

Our mortgage insurance business in Australia currently has structured insurance transactions with two lenders where it is in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force, risk in-force, new insurance written, loans in-force and delinquent loans, are excluded from the following tables. These arrangements represented approximately $160 million of risk in-force of our mortgage insurance business as of March 31, 2018.

The following table sets forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Primary insurance in-force	$246,300	$246,400	$(100)	—%
Risk in-force	$85,700	$85,700	$—	—%
New insurance written	$3,400	$5,100	$(1,700)	(33)%
Net premiums written	$60	$54	$6	11%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective”

risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the three months ended March 31, 2018 and 2017, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force decreased for the first quarter of 2018 compared to the first quarter of 2017 primarily due to portfolio seasoning and lower production volumes over the past year. Risk in-force remained flat primarily from lower insurance in-force in the current year, offset by an increase of $400 million attributable to changes in foreign exchange rates.

New insurance written

New insurance written decreased mainly attributable to lower market penetration from a change in customer mix and continued regulatory changes focused on lending standards, investment lending and serviceability. In addition, no bulk deals were completed in the first quarter of 2018. The three months ended March 31, 2018 included an increase of $200 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2018, our unearned premium reserves were $1.2 billion, compared to $873 million as of March 31, 2017. The increase in unearned premiums was primarily related to a review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher unearned premiums of $468 million.

Net premiums written increased primarily from a new structured insurance transaction completed in the first quarter of 2018, partially offset by lower market penetration from a change in customer mix.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease)
	2018	2017	2018 vs. 2017
Loss ratio	30%	35%	(5)%
Expense ratio (net earned premiums)	29%	33%	(4)%
Expense ratio (net premiums written)	47%	49%	(2)%

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

The loss ratio decreased primarily from higher premiums driven by updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums on our existing insurance in-force, partially offset by higher losses largely attributable to aging of existing delinquencies in the current year.

The expense ratio (net earned premiums) decreased primarily from higher premiums as discussed above, partially offset by higher operating expenses in the current year.

The expense ratio (net premiums written) decreased primarily from an increase in net premiums written, as discussed above in net premiums written, partially offset by higher operating expenses in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	March 31, 2018	December 31, 2017	March 31, 2017
Primary insured loans in-force	1,407,431	1,416,525	1,443,836
Delinquent loans	6,958	6,696	6,926
Percentage of delinquent loans (delinquency rate)	0.49%	0.47%	0.48%

Flow loans in-force	1,296,055	1,303,928	1,332,468
Flow delinquent loans	6,735	6,476	6,650
Percentage of flow delinquent loans (delinquency rate)	0.52%	0.50%	0.50%

Bulk loans in-force	111,376	112,597	111,368
Bulk delinquent loans	223	220	276
Percentage of bulk delinquent loans (delinquency rate)	0.20%	0.20%	0.25%

Flow loans in-force decreased primarily from policy cancellations. Flow delinquent loans increased compared to the fourth quarter of 2017 primarily due to seasonality.

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

	Percent of primary risk in-force as of March 31, 2018	Delinquency rate
		March 31, 2018	December 31, 2017	March 31, 2017
By state and territory:
New South Wales	28%	0.33%	0.31%	0.31%
Queensland	23	0.67%	0.67%	0.68%
Victoria	23	0.39%	0.37%	0.38%
Western Australia	12	0.88%	0.83%	0.78%
South Australia	6	0.63%	0.60%	0.66%
Australian Capital Territory	3	0.18%	0.14%	0.19%
Tasmania	2	0.32%	0.32%	0.36%
New Zealand	2	0.06%	0.04%	0.07%
Northern Territory	1	0.52%	0.48%	0.42%

Total	100%	0.49%	0.47%	0.48%

Delinquency rates increased slightly in the current year compared to December 31, 2017 and March 31, 2017 mainly from higher flow delinquencies attributable to economic pressures, particularly in commodity-dependent regions.

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

We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. We plan to perform our annual review of claim reserve assumptions for our long-term care insurance business in the third quarter of 2018. In the fourth quarter of 2018, we will perform assumption reviews for our universal and term universal life insurance products as well as for our other U.S. life insurance products, including our long-term care insurance products, and complete our loss recognition testing. For our acquired block of long-term care insurance business and our fixed immediate annuity products, we monitor these blocks more frequently than annually given the premium deficiencies that existed in previous periods. In addition, given the low margin of our term and whole life insurance products, excluding our acquired block, as of December 31, 2017, we will monitor this block more frequently than annually.

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

Results of our U.S. life insurance businesses are also impacted by interest rates. The continued low interest rate environment puts pressure on the profitability and returns of these businesses as higher yielding investments have matured and been replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report on Form 10-K.

Long-term care insurance

Results of our long-term care insurance business are influenced primarily by our ability to achieve in-force rate actions, morbidity, mortality, persistency, investment yields, expenses, sales, changes in regulations and reinsurance. Sales of our products are impacted by the relative competitiveness of our ratings, product features, pricing and commission levels and the impact of in-force rate actions on distribution and consumer demand. Changes in regulations or government programs, including long-term care insurance rate action legislation, could impact our long-term care insurance business either positively or negatively.

Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. As previously disclosed, during the third quarter of 2017, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business but did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns and benefit utilization rates as we typically do each quarter. The updates in the third quarter of 2017 did not have a significant impact on claim reserve levels.

As previously disclosed, in the fourth quarter of 2017, we performed assumption reviews and completed our loss recognition and cash flow testing. As part of the annual testing, we reviewed assumptions for incidence and interest rates, among other assumptions, and considered incremental benefits from expected future in-force rate actions. As of December 31, 2017, our loss recognition testing margins for our long-term care insurance business, excluding the acquired block, were positive but were reduced from the 2016 levels as a result of higher costs relating primarily to higher expected future incidence of claims, partially offset by the higher modeled benefit of planned future in-force rate actions. We continue to test our acquired block of long-term care insurance separately. In 2017, our loss recognition testing margin for the acquired block was positive and consistent with 2016 levels. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition and cash flow testing results.

Our assumptions are sensitive to slight variability in actual experience and small changes in assumptions could result in decreases in the margin of our long-term care insurance blocks to at/or below zero in future years. To the extent, based on reviews, the margin of our long-term care insurance block, excluding the acquired block, is negative, we would be required to recognize a loss, by amortizing more DAC and/or establishing additional benefit reserves. In the event a loss is recognized, we would increase reserves to offset such losses that would be recognized in later years. For our acquired block of long-term care insurance, the impacts of adverse changes in assumptions would be immediately reflected in net income as a loss if our margin for this block is reduced below zero. A significant decrease in our loss recognition testing margin of our long-term care insurance blocks could have a material adverse effect on our business, results of operations and financial condition.

In connection with the updated assumptions and methodologies that increased claim reserves on existing claims in our 2016 review, we now establish higher claim reserves on new claims, which decreased earnings in 2017 and the first quarter of 2018 and we expect will decrease earnings going forward as higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts, unlimited benefit pools and higher inflation factors going on claim. Also, we expect growth in new claims as our blocks of business continue to age. In addition, premiums will decline as policies terminate from mortality and lapses.

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved in-force rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the three months ended March 31, 2018 and 2017 was 84% and 72%, respectively.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases. For an update on rate actions, refer to “—Significant Developments—U.S. Life Insurance.” As of March 31, 2018, we have suspended sales in Hawaii, Massachusetts, New Hampshire and Vermont, and will consider taking similar actions in the future, in other states where we are unable to obtain satisfactory rate increases on in-force policies and/or unable to obtain approval for new products. We will also consider litigation against states that decline actuarially justified rate increases. As of March 31, 2018, we were in litigation with one state that has refused to approve actuarially justified in-force rate actions. The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take a significant amount of time. After approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.

The TCJA was signed into law on December 22, 2017. The TCJA reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning on January 1, 2018. Therefore, beginning on January 1, 2018, our U.S. Life Insurance segment is taxed at the new enacted tax rate of 21%. However, gains on forward starting swaps settled prior to the enactment of the TCJA will continue to be taxed at 35% as they are amortized into net investment income. This will negatively impact our long-term care insurance business given the majority of our forward starting swaps are in this business.

We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. We executed external reinsurance agreements to reinsure 20% of all sales of our individual long-term care insurance products that have been introduced since early 2013. External new business reinsurance is dependent on a number of factors, including price, availability, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available. We also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. Since 2013, we have seen, and may continue to see, an increase in our benefit costs as policies with reinsurance coverage exhaust their benefits or terminate and policies which are not covered by reinsurance go on claim.

Sales of our long-term care insurance business remain low due to our current ratings. Additionally, effective April 1, 2018, we suspended sales of our long-term care insurance products in Florida which could reduce sales levels further.

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

Life insurance

Results of our life insurance business are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors. Effective March 7, 2016, we suspended sales of our traditional life insurance products.

We review our life insurance assumptions at least annually typically in the third or fourth quarter of each year. In 2017 and the first quarter of 2018, we experienced higher mortality in our universal life insurance products as policies have aged. In the fourth quarter of 2017, we performed assumption reviews and completed our loss recognition testing for our universal and term universal life insurance products. As part of our assumption review in the fourth quarter of 2017, we recorded $74 million of after-tax charges in our universal and term universal life insurance products primarily driven by assumption changes due to emerging mortality experience as well as adjustments from continued low interest rates. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience and may be required to make further adjustments to our universal and term universal life insurance reserves in the future, which could also impact our loss recognition testing results. Mortality levels may deviate each period from historical experience. Any further materially adverse changes to our assumptions, including mortality, may have a materially negative impact on our results of operations, financial condition and business. In connection with the updated assumptions from our reviews in prior years, we expect to establish higher reserves, which will decrease earnings in future periods.

Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 have transitioned to their post guaranteed level premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post guaranteed level premium rate period, we may experience volatility in DAC amortization, premiums and mortality experience, which may reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency continues to be lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000. In 2017 and the first quarter of 2018, we experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year term life insurance blocks entering their post guaranteed level premium rate periods. We anticipate this trend will continue with accompanying higher DAC amortization and lower profitability as larger blocks reach the end of their level premium periods through 2020, especially for our 2000 block, and will continue as our other blocks reach their post guaranteed level premium rate period. As of March 31, 2018, our term life insurance products had a DAC balance of $1.3 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, and expense and commission levels. Effective March 7, 2016, we suspended sales of our traditional fixed annuity products.

We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns. However, if interest rates remain at current levels or decrease further, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Due to the premium deficiency that existed in 2016 and the current low interest rate environment, we continue to monitor our fixed immediate annuity products more frequently than annually and recorded additional charges during 2017. If interest rates remain at the current levels or increase at a slower pace than we assumed, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected in net income as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income and would result in higher income recognition over the remaining duration of the in-force block.

For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$722	$758	$(36)	(5)%
Net investment income	688	681	7	1%
Net investment gains (losses)	8	7	1	14%
Policy fees and other income	163	170	(7)	(4)%

Total revenues	1,581	1,616	(35)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,238	1,164	74	6%
Interest credited	119	132	(13)	(10)%
Acquisition and operating expenses, net of deferrals	141	157	(16)	(10)%
Amortization of deferred acquisition costs and intangibles	71	70	1	1%
Interest expense	4	3	1	33%

Total benefits and expenses	1,573	1,526	47	3%

Income from continuing operations before income taxes	8	90	(82)	(91)%
Provision for income taxes	6	32	(26)	(81)%

Income from continuing operations	2	58	(56)	(97)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	(9)	(8)	(1)	(13)%
Taxes on adjustments	2	3	(1)	(33)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(5)	$53	$(58)	(109)%

(1)	For the three months ended March 31, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million in each period.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$(32)	$14	$(46)	NM (1)
Life insurance	(1)	16	(17)	(106)%
Fixed annuities	28	23	5	22%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(5)	$53	$(58)	(109)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•	Our long-term care insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $32 million in the current year compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $14 million in the prior year. The decrease from income in the prior year to a loss in the current year was predominantly attributable to higher utilization of available benefits, higher severity and frequency of new claims and lower earnings from our acquired block of long-term care insurance business. These decreases were partially offset by $28 million of higher premiums and reduced benefits from in-force rate actions approved and implemented and $14 million of guaranty fund assessments in connection with the Penn Treaty liquidation in the prior year that did not recur. The current year also includes tax expense of $5 million above the 21% corporate tax rate related to the amortization of forward starting swap gains settled prior to the change in the U.S. corporate federal income tax rate. The prior year also included $12 million of higher incremental reserves recorded in connection with an accrual for profits followed by losses as a result of higher profitability driven mostly by favorable claim terminations in the prior year.

•	Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $1 million in the current year compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $16 million in the prior year. The decrease from income in the prior year to a loss in the current year was predominantly attributable to unfavorable mortality in our universal life insurance products and less favorable reserve releases in our term life insurance products, partially offset by favorable mortality in our term life insurance products in the current year.

•	Our fixed annuities business increased $5 million predominantly from lower interest credited and lower taxes, partially offset by lower investment income in the current year. The prior year included additional reserves of $4 million related to loss recognition testing in our fixed immediate annuity products that did not recur.

Revenues

Premiums

•	Our long-term care insurance business decreased $3 million largely from policy terminations, mostly offset by $19 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business decreased $33 million mainly attributable to higher ceded premiums in the current year from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in the current year.

Net investment income

•	Our long-term care insurance business increased $26 million largely from higher average invested assets due to growth of our in-force block in the current year.

•	Our fixed annuities business decreased $18 million largely attributable to lower average invested assets in the current year.

Policy fees and other income. The decrease was mostly attributable to our life insurance business primarily driven by a decline in our term universal and universal life insurance in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $93 million mainly from aging and growth of the in-force block, higher utilization of available benefits, higher severity and frequency of new claims, an increase in future policy benefit reserves on our acquired block of long-term care insurance business and a less favorable impact of $8 million from reduced benefits in the current year related to in-force rate actions approved and implemented. The prior year included $19 million of higher incremental reserves recorded in connection with an accrual for profits followed by losses.

•	Our life insurance business decreased $14 million primarily attributable to favorable mortality in our term life insurance products, partially offset by unfavorable mortality in our universal life insurance products and less favorable reserve releases in our term life insurance products.

•	Our fixed annuities business decreased $5 million largely attributable to higher reserves of $6 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur.

Interest credited. Interest credited decreased mostly driven by our fixed annuities business predominantly from a decline in average account values and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals. The decrease was mostly driven by our long-term care insurance business predominantly from $21 million of guaranty fund assessments in connection with the Penn Treaty liquidation in the prior year that did not recur.

Provision for income taxes. The effective tax rate was 78.6% and 35.3% for the three months ended March 31, 2018 and 2017, respectively. The increase in the effective tax rate was primarily attributable to tax expense in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA, which will continue to be tax effected at 35% as they are amortized into net investment income. This increase was partially offset by the reduction in the U.S. corporate federal income tax rate from 35% to 21%.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Net earned premiums:
Individual long-term care insurance	$603	$606	$(3)	—%
Group long-term care insurance	28	28	—	—%

Total	$631	$634	$(3)	—%

Loss ratio	84%	72%	12%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums decreased largely from policy terminations, mostly offset by $19 million of increased premiums in the current year from in-force rate actions approved and implemented.

The loss ratio increased largely related to the increase in benefits and other changes in reserves and from lower premiums as discussed above.

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Term and whole life insurance
Net earned premiums	$91	$124	$(33)	(27)%
Life insurance in-force, net of reinsurance	102,100	201,217	(99,117)	(49)%
Life insurance in-force before reinsurance	454,051	481,872	(27,821)	(6)%
Term universal life insurance
Net deposits	$61	$62	$(1)	(2)%
Life insurance in-force, net of reinsurance	117,967	121,101	(3,134)	(3)%
Life insurance in-force before reinsurance	118,810	121,985	(3,175)	(3)%
Universal life insurance
Net deposits	$132	$88	$44	50%
Life insurance in-force, net of reinsurance	36,472	38,323	(1,851)	(5)%
Life insurance in-force before reinsurance	41,642	43,905	(2,263)	(5)%
Total life insurance
Net earned premiums and deposits	$284	$274	$10	4%
Life insurance in-force, net of reinsurance	256,539	360,641	(104,102)	(29)%
Life insurance in-force before reinsurance	614,503	647,762	(33,259)	(5)%

We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.

Term and whole life insurance

Net earned premiums and life insurance in-force, net of reinsurance, decreased mainly attributable to higher ceded premiums in the current year from new reinsurance treaties that were effective in December 2017, and from the continued runoff of our term life insurance products in the current year.

Universal life insurance

Net deposits increased primarily attributable to $50 million of new funding agreements with the Federal Home Loan Bank of Atlanta, partially offset by the runoff of the block and lower sales in the current year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2018	2017
Account value, beginning of period	$16,401	$17,720
Deposits	22	23
Surrenders, benefits and product charges	(536)	(496)

Net flows	(514)	(473)
Interest credited and investment performance	106	150
Effect of accumulated net unrealized investment gains (losses)	(112)	28

Account value, end of period	$15,881	$17,425

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.

Account value decreased as surrenders and benefits exceeded interest credited and deposits. The decrease was also attributable to a decline in net unrealized gains driven by changes in interest rates.

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

Segment results of operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Net investment income	$42	$38	$4	11%
Net investment gains (losses)	(14)	8	(22)	NM (1)
Policy fees and other income	40	41	(1)	(2)%

Total revenues	68	87	(19)	(22)%

Benefits and expenses:
Benefits and other changes in policy reserves	8	4	4	100%
Interest credited	37	35	2	6%
Acquisition and operating expenses, net of deferrals	15	15	—	—%
Amortization of deferred acquisition costs and intangibles	7	6	1	17%

Total benefits and expenses	67	60	7	12%

Income from continuing operations before income taxes	1	27	(26)	(96)%
Provision for income taxes	—	8	(8)	(100)%

Income from continuing operations	1	19	(18)	(95)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	12	(7)	19	NM (1)
Taxes on adjustments	(3)	2	(5)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$10	$14	$(4)	(29)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended March 31, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $1 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased driven by unfavorable equity market performance in the current year.

Revenues

Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in the current year.

Net investment losses in the current year were largely related to derivative losses, partially offset by gains on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”). Net investment gains in the prior year were primarily related to gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative losses.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to an increase in GMDB reserves in our variable annuity products due to unfavorable equity market performance in the current year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2018	2017
Account value, beginning of period	$5,884	$6,031
Deposits	7	9
Surrenders, benefits and product charges	(208)	(224)

Net flows	(201)	(215)
Interest credited and investment performance	(64)	197

Account value, end of period	$5,619	$6,013

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.

Variable Annuities and Variable Life Insurance

Account value related to our variable annuity and variable life insurance products decreased compared to December 31, 2017 and March 31, 2017 primarily related to surrenders and unfavorable equity market performance outpacing deposits and interest credited.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2018	2017
FABNs and Funding Agreements
Account value, beginning of period	$260	$560
Surrenders and benefits	(76)	(2)

Net flows	(76)	(2)
Interest credited	1	2

Account value, end of period	$185	$560

Account value related to our institutional products decreased compared to December 31, 2017 and March 31, 2017 from scheduled maturities of certain funding agreements.

Corporate and Other Activities

Results of operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$2	$2	$—	—%
Net investment income	2	1	1	100%
Net investment gains (losses)	(1)	(12)	11	92%
Policy fees and other income	(2)	(1)	(1)	(100)%

Total revenues	1	(10)	11	110%

Benefits and expenses:
Benefits and other changes in policy reserves	1	1	—	—%
Acquisition and operating expenses, net of deferrals	11	14	(3)	(21)%
Amortization of deferred acquisition costs and intangibles	1	—	1	NM (1)
Interest expense	65	53	12	23%

Total benefits and expenses	78	68	10	15%

Loss from continuing operations before income taxes	(77)	(78)	1	1%
Benefit for income taxes	(17)	(23)	6	26%

Loss from continuing operations	(60)	(55)	(5)	(9)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	1	12	(11)	(92)%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	—	(4)	4	100%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(59)	$(46)	$(13)	(28)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders increased primarily related to higher interest expense and lower tax benefits in the current year.

Revenues

The decrease in net investment losses was primarily related to derivative gains in the current year compared to derivative losses in the prior year. The current year also included net losses from the sale of investment securities.

Benefits and expenses

Interest expense increased largely driven by a favorable correction of $11 million related to our Tax Matters Agreement liability in the prior year that did not recur, higher interest expense related to the new Term Loan entered into by Genworth Holdings in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year.

The effective tax rate decreased to 22.0% for the three months ended March 31, 2018 from 30.3% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily attributable to changes resulting from the implementation of the TCJA, which includes a change in the U.S. corporate federal income tax rate from 35% to 21%. The decrease was partially offset by favorable tax true ups recorded in the prior year that did not recur.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

The U.S. Federal Reserve increased its benchmark lending rate 25 basis points in March 2018 and maintained its forecast for two additional rate increases in 2018, but also forecasted a sharper rate increase path for 2019 and 2020. This tightening U.S. Federal Reserve policy and a stronger than expected January 2018 jobs report added inflationary pressure to the market, pushing 10-year U.S. Treasury yields up over 33 basis points during the first quarter of 2018 and caused a spike in equity volatility in early February 2018. Global political concerns and the threat of a trade war between the United States and China have resulted in heightened volatility within equity, interest rate and credit markets. Credit markets experienced less volatility than equity and interest rates; however, corporate sales of international assets in response to changes in cash repatriation rules enacted under the TCJA and decreased demand from foreign and retail investors has slowly driven credit spreads wider. Fixed income issuance has been lower in 2018, which combined with stable credit and solid corporate earnings, has helped provide some support to the credit market.

As of March 31, 2018, our fixed maturities securities portfolio, which was 96% investment grade, comprised 85% of our total investment portfolio. Our $3.8 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total investment portfolio as of March 31, 2018. We believe our energy portfolio is well-diversified and would expect manageable capital impact on our U.S. life insurance subsidiaries.

Derivatives

We actively responded to the risk in our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter (“OTC”) derivatives transactions with us following the downgrades of our life insurance subsidiaries by Moody’s Investors Service, Inc. and A.M. Best Company, Inc. in February 2018. We notified our counterparties of the downgrades to determine whether they would exercise their rights to terminate the transactions, agree to maintain the transactions with us under revised terms or permit us to move the transactions to clearing through the Chicago Mercantile Exchange (“CME”), subject to available capacity from our clearing agents. Although some counterparties have indicated that they reserve their rights to take action against us, none have done so in response to the downgrades in the first quarter of 2018.

As of March 31, 2018, $12.7 billion notional of our derivatives portfolio was cleared through the CME. The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of March 31, 2018, we posted initial margin of $269 million to our clearing agents, which represented approximately $65 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of March 31, 2018, $6.9 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $331 million and are holding collateral from counterparties in the amount of $178 million. We have notional of $3.2 billion in bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings. Given our current ratings, our ability to enter into new derivatives transactions could be limited.

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2018		2017		2018 vs. 2017
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.4%	$635	4.5%	$641	(0.1)%	$(6)
Fixed maturity securities—non-taxable	3.7%	3	3.7%	3	—%	—
Equity securities	5.1%	10	4.9%	8	0.2%	2
Commercial mortgage loans	5.2%	82	5.0%	77	0.2%	5
Restricted commercial mortgage loans related to securitization entities	7.8%	2	6.4%	2	1.4%	—
Policy loans	9.6%	43	9.6%	42	—%	1
Other invested assets	39.6%	39	35.2%	32	4.4%	7
Cash, cash equivalents and short-term investments	1.3%	12	0.7%	6	0.6%	6

Gross investment income before expenses and fees	4.8%	826	4.7%	811	0.1%	15
Expenses and fees	(0.2)%	(22)	(0.2)%	(21)	—%	(1)

Net investment income	4.6%	$804	4.5%	$790	0.1%	$14

Average invested assets and cash		$70,699		$69,635		$1,064

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

For the three months ended March 31, 2018, annualized weighted-average investment yields increased primarily attributable to higher average invested assets. Net investment income included $5 million of higher bond calls and mortgage prepayments and $3 million of higher unfavorable prepayment speed adjustments on structured securities in the current year. The three months ended March 31, 2018 included an increase of $3 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2018	2017
Available-for-sale securities:
Realized gains	$7	$63
Realized losses	(16)	(34)

Net realized gains (losses) on available-for-sale securities	(9)	29

Impairments:
Total other-than-temporary impairments	—	(1)
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—

Net other-than-temporary impairments	—	(1)

Net realized gains (losses) on equity securities sold	2	—
Net unrealized gains (losses) on equity securities still held	(18)	—
Limited partnerships	7	—
Commercial mortgage loans	—	1
Net gains (losses) related to securitization entities	—	2
Derivative instruments (1)	(13)	3

Net investment gains (losses)	$(31)	$34

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

•	Net investment losses related to derivatives of $13 million during the three months ended March 31, 2018 were primarily associated with hedging programs for our runoff variable annuity products and hedging programs that support our Canada Mortgage Insurance segment. These losses were partially offset by gains related to derivatives used to hedge our universal life insurance products and gains from our cash flow hedge programs used for our long-term care insurance business.

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

•	We recorded net losses of $9 million related to the sale of available-for-sale securities during the three months ended March 31, 2018 compared to $29 million of net gains during the three months ended March 31, 2017. We also recorded $18 million of net unrealized losses on equity securities and $7 million of gains on limited partnerships during the three months ended March 31, 2018 from adopting new accounting guidance related to the recognition and measurement of financial assets and financial liabilities on January 1, 2018.

Investment portfolio

The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	March 31, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$44,377	60%	$45,665	61%
Private	16,703	22	16,860	22
Equity securities	799	1	820	1
Commercial mortgage loans	6,336	9	6,341	8
Restricted commercial mortgage loans related to securitization entities	99	—	107	—
Policy loans	1,789	2	1,786	2
Other invested assets	1,674	2	1,813	2
Cash, cash equivalents and restricted cash	2,843	4	2,875	4

Total cash, cash equivalents, restricted cash and invested assets	$74,620	100%	$76,267	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2018, approximately 6% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of March 31, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,735	$674	$—	$(11)	$—	$5,398
State and political subdivisions	2,692	217	—	(33)	—	2,876
Non-U.S. government (1)	2,239	85	—	(25)	—	2,299
U.S. corporate:
Utilities	4,444	472	—	(42)	—	4,874
Energy	2,232	174	—	(23)	—	2,383
Finance and insurance	6,119	395	—	(67)	—	6,447
Consumer—non-cyclical	4,331	385	—	(46)	—	4,670
Technology and communications	2,663	135	—	(35)	—	2,763
Industrial	1,242	76	—	(10)	—	1,308
Capital goods	2,193	216	—	(24)	—	2,385
Consumer—cyclical	1,481	82	—	(21)	—	1,542
Transportation	1,174	99	—	(17)	—	1,256
Other	351	20	—	(1)	—	370

Total U.S. corporate (1)	26,230	2,054	—	(286)	—	27,998

Non-U.S. corporate:
Utilities	989	28	—	(14)	—	1,003
Energy	1,341	124	—	(11)	—	1,454
Finance and insurance	2,583	128	—	(23)	—	2,688
Consumer—non-cyclical	674	15	—	(11)	—	678
Technology and communications	945	47	—	(8)	—	984
Industrial	946	61	—	(7)	—	1,000
Capital goods	610	21	—	(5)	—	626
Consumer—cyclical	500	4	—	(4)	—	500
Transportation	657	54	—	(7)	—	704
Other	2,485	148	—	(13)	—	2,620

Total non-U.S. corporate (1)	11,730	630	—	(103)	—	12,257

Residential mortgage-backed (2)	3,664	180	14	(22)	—	3,836
Commercial mortgage-backed	3,355	57	—	(70)	—	3,342
Other asset-backed (2)	3,077	10	1	(14)	—	3,074

Total available-for-sale fixed maturity securities	$57,722	$3,907	$15	$(564)	$—	$61,080

(1)	Fair value included European periphery exposure of $503 million in Ireland, $256 million in Spain, $122 million in Italy and $37 million in Portugal.
(2)	Fair value included $34 million collateralized by Alt-A residential mortgage loans and $25 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities decreased $1.4 billion compared to December 31, 2017 principally from lower net unrealized gains attributable to an increase in U.S. Treasury yields in the current year.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the three months ended March 31, 2018, our exposure to the peripheral European countries decreased by $21 million to $918 million with unrealized gains of $45 million. Our exposure as of March 31, 2018 was diversified with direct exposure to local economies of $194 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $149 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $575 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	March 31, 2018
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2006 and prior	$1,135	458	38%	$13	2
2007	280	75	48%	—	—
2008	122	22	50%	—	—
2009	—	—	—%	—	—
2010	56	12	41%	—	—
2011	203	47	44%	—	—
2012	554	85	48%	—	—
2013	698	128	51%	—	—
2014	817	137	56%	—	—
2015	896	140	62%	—	—
2016	595	99	65%	—	—
2017	793	146	69%	—	—
2018	199	36	66%	—	—

Total	$6,348	1,385	54%	$13	2

(1)	Represents weighted-average loan-to-value as of March 31, 2018.

	December 31, 2017
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2006 and prior	$1,226	480	38%	$6	1
2007	289	76	49%	5	1
2008	125	23	50%	—	—
2009	—	—	—%	—	—
2010	76	15	42%	—	—
2011	206	47	43%	—	—
2012	559	85	45%	—	—
2013	737	132	48%	—	—
2014	835	139	54%	—	—
2015	904	141	61%	—	—
2016	599	99	60%	—	—
2017	797	146	68%	—	—

Total	$6,353	1,383	52%	$11	2

(1)	Represents weighted-average loan-to-value as of December 31, 2017.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Short-term investments	$762	46%	$902	50%
Limited partnerships	301	18	258	14
Securities lending collateral	252	15	268	15
Derivatives	229	14	276	15
Bank loan investments	113	7	91	5
Other investments	17	—	18	1

Total other invested assets	$1,674	100%	$1,813	100%

Short-term investments decreased principally from net sales in our Canada Mortgage Insurance and Australia Mortgage Insurance segments, partially offset by net purchases in Corporate and Other and our U.S. Life Insurance segment in the current year. Derivatives decreased primarily attributable to the strengthening of the U.S. dollar, an increase in interest rates and from a decline in the long-term equity market in the current year. Limited partnerships increased from additional capital investments and from net unrealized gains, partially offset by return of capital on our investments in the current year.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2017	Additions	Maturities/ terminations	March 31, 2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,155	$1,048	$(1,178)	$11,025
Foreign currency swaps	Notional	22	—	—	22

Total cash flow hedges		11,177	1,048	(1,178)	11,047

Total derivatives designated as hedges		11,177	1,048	(1,178)	11,047

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	—	4,679
Foreign currency swaps	Notional	349	57	—	406
Credit default swaps	Notional	39	—	(19)	20
Equity index options	Notional	2,420	585	(596)	2,409
Financial futures	Notional	1,283	1,380	(1,389)	1,274
Equity return swaps	Notional	96	—	(77)	19
Other foreign currency contracts	Notional	3,264	195	(311)	3,148

Total derivatives not designated as hedges		12,130	2,217	(2,392)	11,955

Total derivatives		$23,307	$3,265	$(3,570)	$23,002

(Number of policies)	Measurement	December 31, 2017	Additions	Maturities/ terminations	March 31, 2018
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	30,450	—	(693)	29,757
Fixed index annuity embedded derivatives	Policies	17,067	—	(115)	16,952
Indexed universal life embedded derivatives	Policies	985	—	(17)	968

The decrease in the notional value of derivatives was primarily attributable to maturities of derivatives used to hedge statutory surplus from equity market fluctuations.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered.

Consolidated Balance Sheets

Total assets. Total assets decreased $1,524 million from $105,297 million as of December 31, 2017 to $103,773 million as of March 31, 2018.

•	Cash, cash equivalents, restricted cash and invested assets decreased $1,647 million primarily from a decrease of $1,445 million in fixed maturity securities and a decrease of $139 million in other invested assets. The decrease in fixed maturity securities was predominantly related to an increase in U.S. Treasury yields in the current year. The decrease in other invested assets was primarily related to net sales of short-term investments, mostly in our Canada and Australia mortgage insurance businesses.

•	DAC increased $370 million predominantly related to our U.S. Life Insurance segment. We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. As of March 31, 2018, due primarily to the increase in interest rates decreasing unrealized investments gains, we increased the DAC balance of our U.S. Life Insurance segment by $442 million with an offsetting amount recorded in other comprehensive income (loss). The increase was partially offset by amortization, net of interest and deferrals, in our U.S. Life Insurance segment in the current year.

•	Reinsurance recoverable decreased $87 million mainly attributable to the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company, an affiliate of our former parent, GE.

•	Deferred tax asset increased $98 million predominantly from higher deferred taxes on net unrealized gains on investment securities and net unrealized gains on derivatives due principally to an increase in interest rates in the current year.

•	Separate account assets decreased $328 million primarily due to cash outflows and unfavorable market performance as that business continues to run off.

Total liabilities. Total liabilities decreased $1,058 million from $89,969 million as of December 31, 2017 to $88,911 million as of March 31, 2018.

•	Future policy benefits decreased $526 million primarily driven by a decrease in our U.S Life Insurance segment. As discussed above, the increase in interest rates decreased our unrealized investments gains. As a result, we decreased future policy benefits by $688 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss), referred to as “shadow accounting” adjustments. This decrease was partially offset by aging and growth of our long-term care insurance in-force block in the current year.

•	Policyholder account balances decreased $444 million largely as a result of surrenders and benefits in our fixed annuities business in the current year.

•	Unearned premiums decreased $170 million primarily from changes in foreign currency from the strengthening of the U.S. dollar compared to the currencies in Canada and Australia. In our international mortgage insurance businesses, the decrease was also driven by earned premiums outpacing written premiums due mostly to lower new insurance written in the current year.

•	Other liabilities decreased $69 million largely driven by lower accruals for compensation and current tax liabilities. This decrease was partially offset by amounts due to broker mostly related to unsettled trade activity in the current year.

•	Long-term borrowings increased $430 million from the new Term Loan Genworth Holdings entered into in March 2018.

Total equity. Total equity decreased $466 million from $15,328 million as of December 31, 2017 to $14,862 million as of March 31, 2018.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $112 million during the three months ended March 31, 2018. During the current quarter, we adopted new accounting guidance on a modified retrospective basis and recorded $114 million to cumulative effect of change in accounting within retained earnings. See note 2 in our unaudited condensed consolidated financial statements for additional information.

•	Foreign currency translation and other adjustments decreased $94 million principally from the strengthening of the U.S. dollar compared to the currencies in Canada and Australia in the current year.

•	Noncontrolling interests decreased $66 million predominantly related to the repurchase of shares of $36 million, dividends to noncontrolling interests of $36 million, foreign currency translation adjustments and net unrealized investments losses, partially offset by net income attributable to noncontrolling interests of $53 million in the current year.

•	Net unrealized gains (losses) decreased $341 million primarily from an increase in interest rates in the current year.

•	Derivatives qualifying as hedges decreased $152 million largely from an increase in interest rates in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2018	2017
Net cash from operating activities	$109	$655
Net cash used by investing activities	(167)	(142)
Net cash from (used by) financing activities	47	(304)

Net increase (decrease) in cash before foreign exchange effect	$(11)	$209

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

We had lower cash inflows from operating activities during the current year mainly attributable to net sales of trading securities in the prior year that did not recur and higher cash outflows in the current year as a result of the change in collateral related to derivative positions.

We had net cash used by investing activities as cash provided by operations was invested in securities. This was partially offset by net sales of short-term investments in the current year. We had net purchases in the prior year, largely driven by the decision to manage the interest rate risk and reposition our portfolios, particularly in our Australian mortgage insurance business.

We had cash inflows from financing activities during the current year primarily from $441 million net proceeds from the Term Loan Genworth Holdings entered into in March 2018, partially offset by net withdrawals from our investment contracts. We had cash outflows in the prior year primarily driven by net withdrawals from our investment contracts.

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

Genworth Holdings had $1.1 billion and $795 million of cash, cash equivalents and restricted cash as of March 31, 2018 and December 31, 2017, respectively, which included approximately $4 million of restricted cash. Genworth Holdings also held $75 million in U.S. government securities as of March 31, 2018 and December 31, 2017, which included approximately $37 million and $41 million, respectively, of restricted assets.

During the three months ended March 31, 2018 and 2017, we received common stock dividends from our international subsidiaries of $63 million and $52 million, respectively.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2018, our total cash, cash equivalents, restricted cash and invested assets were $74.6 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 34% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of March 31, 2018.

As of March 31, 2018, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. The reinsurance transaction covering our 2014 through 2017 book years provided an aggregate of approximately $560 million of PMIERs capital credit as of March 31, 2018. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time, including additional reinsurance transactions and contributions of holding company cash.

In August 2017, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) announced its intention to commence an on-market share buyback program for shares up to a maximum aggregate amount of AUD$100 million. Genworth Australia began the share buyback program in 2017 and completed it in February 2018, repurchasing approximately 19 million shares for AUD$49 million in the first quarter of 2018. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0% and received $20 million in cash, which was paid to Genworth

Holdings as dividends. In May 2018, Genworth Australia announced its intention to commence another on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million, subject to shareholder approval at its Annual General Meeting on May 10, 2018. The total number of shares to be purchased by Genworth Australia under the program will depend on business and market conditions, the prevailing share price, market volumes and other considerations. As the majority shareholder, we plan to participate in on-market sales transactions during the buy-back period to maintain our ownership position.

In May 2017, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 4, 2018, up to an aggregate of approximately 4.6 million of its issued and outstanding common shares. In March 2018, Genworth Canada repurchased approximately 1.2 million shares for CAD$50 million through the NCIB. As the majority shareholder, we participated in the NCIB in order to maintain our ownership position at its current level of approximately 57.0% and received $22 million in cash. Of the $22 million of cash proceeds received, $8 million was paid as a dividend to Genworth Holdings in the first quarter of 2018, $6 million was retained by GMICO and we expect the remaining amount of $8 million to be paid to Genworth Holdings as a dividend in the second quarter of 2018. In May 2018, Genworth Canada announced the Toronto Stock Exchange approval of a new NCIB. Pursuant to the new NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 6, 2019, up to an aggregate of approximately 4.5 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we intend to participate in the NCIB in order to maintain our overall ownership at its current level.

Capital resources and financing activities

On March 7, 2018, Genworth Holdings entered into a new $450 million Term Loan, which matures in March 2023 and was issued at a 0.5% discount. Principal payments under the agreement are due quarterly, commencing on June 30, 2018, and are payable in equal amounts of 0.25% per quarter of the original principal amount with the remaining balance due at maturity. At our option, the Term Loan will bear interest at either an adjusted LIBOR rate no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of 3.5% per annum. At March 31, 2018, the interest rate on the Term Loan was 6.2%. The Term Loan is unconditionally guaranteed by Genworth Financial, and GFIH has provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which is secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. GFIH is our indirect wholly-owned subsidiary and owns approximately 40.5% of the outstanding common stock of Genworth Canada. The Term Loan is subject to other terms and conditions, including but not limited to: voluntary prepayments subject to prepayment penalties, mandatory prepayments in the event of certain asset sales or the incurrence of further indebtedness by Genworth Financial and various financial covenants.

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances and, if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Due to the delay in the closing of the China Oceanwide transaction, the proceeds of the Term Loan, as described above, will be used, together with cash on hand, to retire our May 2018 Notes. During the first quarter of 2018, given the proceeds from the Term Loan are dedicated to pay the May 2018 Notes and we have no additional debt maturities due until 2020, we reduced our cash buffer modestly to two times expected annual debt interest payments. We previously managed liquidity at Genworth Holdings to maintain a minimum balance of one and one-half times expected annual debt interest payments plus an additional $350 million. We will continue to evaluate our target level of liquidity as circumstances warrant and may move above or below the target for a period of time given future actions and due to the timing of cash inflows and outflows. Additionally, we will continue to evaluate market influences on the valuation of our senior debt, and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. In the absence of the transaction with China Oceanwide, we may need to pursue asset sales to address our debt maturities, including potential sales of our mortgage insurance businesses in Canada and Australia. We are also evaluating options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2017 Annual Report on Form 10-K.

Contractual obligations and commercial commitments

Except as disclosed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2017 Annual Report on Form 10-K filed on February 28, 2018.

Securitization Entities

There were no off-balance sheet securitization transactions during the three months ended March 31, 2018 or 2017.

New Accounting Standards

For a discussion of recently adopted accounting standards, see note 2 in our consolidated financial statements under “Item 1—Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. Except as disclosed below, there were no other material changes in our market risks since December 31, 2017.

The U.S. Federal Reserve increased its benchmark lending rate 25 basis points in March 2018 and maintained its forecast for two additional rate increases in 2018, but also forecasted a sharper rate increase path for 2019 and 2020. This tightening U.S. Federal Reserve policy and a stronger than expected January 2018 jobs report added inflationary pressure to the market, pushing 10-year U.S. Treasury yields up over 33 basis points during the first quarter of 2018 and caused a spike in equity volatility in early February 2018. Global political concerns and the threat of a trade war between the United States and China have resulted in heightened volatility within equity, interest rate and credit markets. Credit markets experienced less volatility than equity and interest rates; however, corporate sales of international assets in response to changes in cash repatriation rules enacted under the TCJA and decreased demand from foreign and retail investors has slowly driven credit spreads wider. Fixed income issuance has been lower in 2018, which combined with stable credit and solid corporate earnings, has helped provide some support to the credit market. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income. As of March 31, 2018, the U.S. dollar strengthened against the currencies in Canada and Australia compared to the balance sheet rate as of December 31, 2017. The U.S. dollar weakened against the currencies in Canada and Australia as of March 31, 2018 compared to the balance sheet rate as of March 31, 2017. For the three months ended March 31, 2018, the U.S. dollar weakened against the currencies in Canada and Australia compared to the average rate for the year ended December 31, 2017 and for the three months ended March 31, 2017. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2018

During the three months ended March 31, 2018, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See note 11 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2017 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2018.

Item 6.	Exhibits

Number	Description

2.1	Fourth Waiver and Agreement, dated as of March 27, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 27, 2018)

10.1	Credit Agreement, dated as of March 7, 2018, among Genworth Holdings, Inc., as Borrower, Genworth Financial, Inc., as Parent, Goldman Sachs Lending Partners LLC, as Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2018)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: May 2, 2018

	By:	/S/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)