Form 10-Q
period 2018-06-30
GENWORTH FINANCIAL INC
filed 2018-08-01
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2018, 500,679,748 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$60,032	$62,525
Equity securities, at fair value	758	820
Commercial mortgage loans	6,480	6,341
Restricted commercial mortgage loans related to securitization entities	90	107
Policy loans	1,872	1,786
Other invested assets	1,650	1,813

Total investments	70,882	73,392
Cash, cash equivalents and restricted cash	2,243	2,875
Accrued investment income	602	644
Deferred acquisition costs	3,086	2,329
Intangible assets and goodwill	354	301
Reinsurance recoverable	17,385	17,569
Other assets	574	453
Deferred tax asset	601	504
Separate account assets	6,750	7,230

Total assets	$102,477	$105,297

Liabilities and equity
Liabilities:
Future policy benefits	$37,913	$38,472
Policyholder account balances	23,366	24,195
Liability for policy and contract claims	9,665	9,594
Unearned premiums	3,669	3,967
Other liabilities	1,965	1,910
Borrowings related to securitization entities	28	40
Non-recourse funding obligations	310	310
Long-term borrowings	4,047	4,224
Deferred tax liability	23	27
Separate account liabilities	6,750	7,230

Total liabilities	87,736	89,969

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 589 million and 588 million shares issued as of June 30, 2018 and December 31, 2017, respectively; 501 million and 499 million shares outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	11,981	11,977

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	726	1,075
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	10

Net unrealized investment gains (losses)	736	1,085

Derivatives qualifying as hedges	1,863	2,065
Foreign currency translation and other adjustments	(272)	(123)

Total accumulated other comprehensive income (loss)	2,327	3,027
Retained earnings	1,301	1,113
Treasury stock, at cost (88 million shares as of June 30, 2018 and December 31, 2017)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,910	13,418
Noncontrolling interests	1,831	1,910

Total equity	14,741	15,328

Total liabilities and equity	$102,477	$105,297

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Premiums	$1,136	$1,111	$2,276	$2,247
Net investment income	828	801	1,632	1,591
Net investment gains (losses)	(14)	101	(45)	135
Policy fees and other income	209	210	411	421

Total revenues	2,159	2,223	4,274	4,394

Benefits and expenses:
Benefits and other changes in policy reserves	1,205	1,206	2,516	2,452
Interest credited	152	163	308	330
Acquisition and operating expenses, net of deferrals	253	240	493	510
Amortization of deferred acquisition costs and intangibles	112	139	216	233
Interest expense	77	74	153	136

Total benefits and expenses	1,799	1,822	3,686	3,661

Income from continuing operations before income taxes	360	401	588	733
Provision for income taxes	111	130	174	246

Income from continuing operations	249	271	414	487
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	249	271	414	487
Less: net income attributable to noncontrolling interests	59	69	112	130

Net income available to Genworth Financial, Inc.’s common stockholders	$190	$202	$302	$357

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.38	$0.40	$0.60	$0.72

Diluted	$0.38	$0.40	$0.60	$0.71

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.38	$0.40	$0.60	$0.72

Diluted	$0.38	$0.40	$0.60	$0.71

Weighted-average common shares outstanding:
Basic	500.6	499.0	500.1	498.8

Diluted	502.6	501.2	502.6	501.1

Supplemental disclosures:
Total other-than-temporary impairments	$—	$(2)	$—	$(3)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	(2)	—	(3)
Other investments gains (losses)	(14)	103	(45)	138

Total net investment gains (losses)	$(14)	$101	$(45)	$135

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$249	$271	$414	$487
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(185)	(72)	(526)	(84)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	—	(2)	1
Derivatives qualifying as hedges	(64)	28	(216)	(21)
Foreign currency translation and other adjustments	(98)	61	(185)	180

Total other comprehensive income (loss)	(349)	17	(929)	76

Total comprehensive income (loss)	(100)	288	(515)	563
Less: comprehensive income attributable to noncontrolling interests	10	87	14	205

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(110)	$201	$(529)	$358

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2017	$1	$11,977	$3,027	$1,113	$(2,700)	$13,418	$1,910	$15,328
Cumulative effect of change in accounting, net of taxes	—	—	131	(114)	—	17	—	17
Repurchase of subsidiary shares	—	—	—	—	—	—	(49)	(49)
Comprehensive income (loss):
Net income	—	—	—	302	—	302	112	414
Other comprehensive loss net of taxes	—	—	(831)	—	—	(831)	(98)	(929)
Total comprehensive income (loss)						(529)	14	(515)
Dividends to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Stock-based compensation expense and exercises and other	—	4	—	—	—	4	6	10

Balances as of June 30, 2018	$1	$11,981	$2,327	$1,301	$(2,700)	$12,910	$1,831	$14,741

Balances as of December 31, 2016	$1	$11,962	$3,094	$287	$(2,700)	$12,644	$1,823	$14,467
Cumulative effect of change in accounting, net of taxes	—	—	—	9	—	9	—	9
Comprehensive income:
Net income	—	—	—	357	—	357	130	487
Other comprehensive income, net of taxes	—	—	1	—	—	1	75	76

Total comprehensive income						358	205	563
Dividends to noncontrolling interests	—	—	—	—	—	—	(52)	(52)
Stock-based compensation expense and exercises and other	—	7	—	—	—	7	2	9

Balances as of June 30, 2017	$1	$11,969	$3,095	$653	$(2,700)	$13,018	$1,978	$14,996

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$414	$487
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(62)	(76)
Net investment (gains) losses	45	(135)
Charges assessed to policyholders	(359)	(365)
Acquisition costs deferred	(40)	(44)
Amortization of deferred acquisition costs and intangibles	216	233
Deferred income taxes	83	166
Trading securities, limited partnerships and derivative instruments	(195)	431
Stock-based compensation expense	16	18
Change in certain assets and liabilities:
Accrued investment income and other assets	(89)	(23)
Insurance reserves	691	806
Current tax liabilities	(37)	(32)
Other liabilities, policy and contract claims and other policy-related balances	(122)	(158)

Net cash from operating activities	561	1,308

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,979	2,358
Commercial mortgage loans	350	307
Restricted commercial mortgage loans related to securitization entities	16	11
Proceeds from sales of investments:
Fixed maturity and equity securities	1,920	2,587
Purchases and originations of investments:
Fixed maturity and equity securities	(4,082)	(4,733)
Commercial mortgage loans	(489)	(431)
Other invested assets, net	93	(638)
Policy loans, net	15	21
Payments for business purchased, net of cash acquired	—	(5)

Net cash used by investing activities	(198)	(523)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	503	429
Withdrawals from universal life and investment contracts	(1,177)	(1,091)
Proceeds from issuance of long-term debt	441	—
Repayment and repurchase of long-term debt	(597)	—
Repayment of borrowings related to securitization entities	(12)	(12)
Repurchase of subsidiary shares	(49)	—
Dividends paid to noncontrolling interests	(50)	(52)
Other, net	(2)	(29)

Net cash used by financing activities	(943)	(755)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(52)	39

Net change in cash, cash equivalents and restricted cash	(632)	69
Cash, cash equivalents and restricted cash at beginning of period	2,875	2,784

Cash, cash equivalents and restricted cash at end of period	$2,243	$2,853

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

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (the “Parent”), a limited liability company incorporated in the People’s Republic of China, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Parent. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of the Parent. The Parent is a subsidiary of China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement.

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

We operate our business through the following five operating segments:

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based.

•	Canada Mortgage Insurance. We offer flow mortgage insurance and also provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk in Canada.

•	Australia Mortgage Insurance. In Australia, we offer flow mortgage insurance and selectively provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	U.S. Life Insurance. We offer long-term care insurance products as well as service traditional life insurance and fixed annuity products in the United States.

•	Runoff. The Runoff segment includes the results of non-strategic products which have not been actively sold but we continue to service our existing blocks of business. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of funding agreements and funding agreements backing notes.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

operations. The following summarizes the components for the cumulative effect adjustment recorded on January 1, 2018 related to the adoption of this new accounting guidance:

	Accumulated other comprehensive income (loss)
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

The accounting for the temporary differences related to investment in foreign subsidiaries recorded in accumulated other comprehensive income (loss) at adoption of the TCJA, were provisional. Therefore, additional reclassification adjustments may be recorded in future periods as tax effects of the TCJA on related temporary differences are finalized. However, no reclassification adjustments were recorded in the second quarter of 2018. Other than those effects related to the TCJA, our policy is to release stranded tax effects from accumulated other comprehensive income (loss) using the portfolio approach for items related to investments and derivatives, and upon disposition of a subsidiary for items related to outside basis differences.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued new guidance related to accounting for nonemployee share-based payments. The guidance aligns the measurement and classification of share-based payments to nonemployees issued in exchange for goods or services with the guidance for share-based payments to employees, with certain exceptions. The guidance is currently effective for us on January 1, 2019 using the modified retrospective method, with early adoption permitted. While we are still evaluating the full impact, at this time we do not expect any impacts from this new guidance on our consolidated financial statements.

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

In February 2016, the FASB issued new accounting guidance related to the accounting for leases. The new guidance generally requires lessees to recognize both a right-to-use asset and a corresponding liability on the balance sheet. The guidance is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the period adopted in the financial statements, with certain practical expedients available, which we are in the processes of evaluating. While we are still evaluating the full impact, at this time we do not expect any significant impact from this guidance on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2018	2017	2018	2017
Weighted-average shares used in basic earnings per share calculations	500.6	499.0	500.1	498.8
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	2.0	2.2	2.5	2.3

Weighted-average shares used in diluted earnings per share calculations	502.6	501.2	502.6	501.1

Income from continuing operations:
Income from continuing operations	$249	$271	$414	$487
Less: income from continuing operations attributable to noncontrolling interests	59	69	112	130

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$190	$202	$302	$357

Basic per share	$0.38	$0.40	$0.60	$0.72

Diluted per share	$0.38	$0.40	$0.60	$0.71

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$—	$—	$—	$—
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Loss from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$—	$—	$—	$—

Basic per share	$—	$—	$—	$—

Diluted per share	$—	$—	$—	$—

Net income:
Income from continuing operations	$249	$271	$414	$487
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	249	271	414	487
Less: net income attributable to noncontrolling interests	59	69	112	130

Net income available to Genworth Financial, Inc.’s common stockholders	$190	$202	$302	$357

Basic per share	$0.38	$0.40	$0.60	$0.72

Diluted per share	$0.38	$0.40	$0.60	$0.71

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Fixed maturity securities—taxable	$651	$649	$1,286	$1,290
Fixed maturity securities—non-taxable	3	3	6	6
Equity securities	10	9	20	17
Commercial mortgage loans	77	76	159	153
Restricted commercial mortgage loans related to securitization entities	2	2	4	4
Policy loans	41	39	84	81
Other invested assets	53	35	92	67
Restricted other invested assets related to securitization entities	—	1	—	1
Cash, cash equivalents and short-term investments	14	10	26	16

Gross investment income before expenses and fees	851	824	1,677	1,635
Expenses and fees	(23)	(23)	(45)	(44)

Net investment income	$828	$801	$1,632	$1,591

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Available-for-sale securities:
Realized gains	$13	$74	$20	$137
Realized losses	(21)	(11)	(37)	(45)

Net realized gains (losses) on available-for-sale securities	(8)	63	(17)	92

Impairments:
Total other-than-temporary impairments	—	(2)	—	(3)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	(2)	—	(3)

Net realized gains (losses) on equity securities sold	8	—	10	—
Net unrealized gains (losses) on equity securities still held	3	—	(15)	—
Trading securities	—	1	—	1
Limited partnerships	(2)	—	5	—
Commercial mortgage loans	—	1	—	2
Net gains (losses) related to securitization entities	—	2	—	4
Derivative instruments (1)	(15)	36	(28)	39

Net investment gains (losses)	$(14)	$101	$(45)	$135

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended June 30, 2018 and 2017 was $640 million and $228 million, respectively, which was approximately 97% and 95%, respectively, of book value. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2018 and 2017 was $1,259 million and $1,104 million, respectively, which was approximately 97% and 96%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (“OCI”) as of and for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Beginning balance	$28	$41	$32	$42
Reductions:
Securities sold, paid down or disposed	(3)	(3)	(7)	(4)

Ending balance	$25	$38	$25	$38

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2018	December 31, 2017
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$2,555	$5,125
Equity securities	—	69

Subtotal (1)	2,555	5,194
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,549)	(3,451)
Income taxes, net	(230)	(583)

Net unrealized investment gains (losses)	776	1,160
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	40	75

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$736	$1,085

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2018	2017
Beginning balance	$917	$1,243
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(905)	995
Adjustment to deferred acquisition costs	467	(741)
Adjustment to present value of future profits	20	(28)
Adjustment to sales inducements	9	(6)
Adjustment to benefit reserves	162	(269)
Provision for income taxes	54	17

Change in unrealized gains (losses) on investment securities	(193)	(32)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(2) and $21	6	(40)

Change in net unrealized investment gains (losses)	(187)	(72)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(6)	(9)

Ending balance	$736	$1,180

	As of or for the six months ended June 30,
(Amounts in millions)	2018	2017
Beginning balance	$1,085	$1,262
Cumulative effect of changes in accounting:
Stranded tax effects	189	—
Recognition and measurement of financial assets and liabilities, net of taxes of $18 and $—	(25)	—

Total cumulative effect of changes in accounting	164	—

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(2,586)	1,387
Adjustment to deferred acquisition costs	909	(1,046)
Adjustment to present value of future profits	56	(33)
Adjustment to sales inducements	29	(11)
Adjustment to benefit reserves	902	(337)
Provision for income taxes	149	15

Change in unrealized gains (losses) on investment securities	(541)	(25)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(3) and $31	13	(58)

Change in net unrealized investment gains (losses)	(528)	(83)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(15)	(1)

Ending balance	$736	$1,180

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of June 30, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,733	$632	$—	$(12)	$—	$5,353
State and political subdivisions	2,699	195	—	(39)	—	2,855
Non-U.S. government	2,347	69	—	(36)	—	2,380
U.S. corporate:
Utilities	4,550	395	—	(66)	—	4,879
Energy	2,160	139	—	(29)	—	2,270
Finance and insurance	6,095	288	—	(108)	—	6,275
Consumer—non-cyclical	4,298	323	—	(80)	—	4,541
Technology and communications	2,709	133	—	(61)	—	2,781
Industrial	1,244	59	—	(20)	—	1,283
Capital goods	2,216	185	—	(40)	—	2,361
Consumer—cyclical	1,538	66	—	(31)	—	1,573
Transportation	1,200	83	—	(31)	—	1,252
Other	337	18	—	(1)	—	354

Total U.S. corporate	26,347	1,689	—	(467)	—	27,569

Non-U.S. corporate:
Utilities	962	22	—	(22)	—	962
Energy	1,316	101	—	(18)	—	1,399
Finance and insurance	2,471	102	—	(36)	—	2,537
Consumer—non-cyclical	709	11	—	(18)	—	702
Technology and communications	992	30	—	(15)	—	1,007
Industrial	943	46	—	(12)	—	977
Capital goods	603	15	—	(7)	—	611
Consumer—cyclical	527	2	—	(7)	—	522
Transportation	690	48	—	(11)	—	727
Other	2,454	128	—	(24)	—	2,558

Total non-U.S. corporate	11,667	505	—	(170)	—	12,002

Residential mortgage-backed	3,426	156	13	(28)	—	3,567
Commercial mortgage-backed	3,387	46	—	(84)	—	3,349
Other asset-backed	2,966	7	1	(17)	—	2,957

Total available-for-sale fixed maturity securities	$57,572	$3,299	$14	$(853)	$—	$60,032

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of June 30, 2018:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$314	$(6)	35	$84	$(6)	5	$398	$(12)	40
State and political subdivisions	482	(13)	98	318	(26)	41	800	(39)	139
Non-U.S. government	649	(18)	85	418	(18)	25	1,067	(36)	110
U.S. corporate	9,473	(354)	1,322	1,215	(113)	167	10,688	(467)	1,489
Non-U.S. corporate	4,146	(126)	574	697	(44)	96	4,843	(170)	670
Residential mortgage-backed	866	(19)	133	321	(9)	62	1,187	(28)	195
Commercial mortgage-backed	1,159	(29)	168	590	(55)	87	1,749	(84)	255
Other asset-backed	1,654	(14)	301	194	(3)	54	1,848	(17)	355

Total for fixed maturity securities in an unrealized loss position	$18,743	$(579)	2,716	$3,837	$(274)	537	$22,580	$(853)	3,253

% Below cost:
<20% Below cost	$18,743	$(579)	2,714	$3,828	$(270)	533	$22,571	$(849)	3,247
20%-50% Below cost	—	—	2	9	(4)	4	9	(4)	6

Total for fixed maturity securities in an unrealized loss position	$18,743	$(579)	2,716	$3,837	$(274)	537	$22,580	$(853)	3,253

Investment grade	$17,627	$(535)	2,555	$3,704	$(261)	508	$21,331	$(796)	3,063
Below investment grade	1,116	(44)	161	133	(13)	29	1,249	(57)	190

Total for fixed maturity securities in an unrealized loss position	$18,743	$(579)	2,716	$3,837	$(274)	537	$22,580	$(853)	3,253

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of June 30, 2018:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$1,187	$(46)	185	$214	$(20)	35	$1,401	$(66)	220
Energy	639	(19)	102	119	(10)	12	758	(29)	114
Finance and insurance	2,596	(90)	366	243	(18)	32	2,839	(108)	398
Consumer—non-cyclical	1,579	(61)	194	188	(19)	23	1,767	(80)	217
Technology and communications	1,111	(42)	142	159	(19)	21	1,270	(61)	163
Industrial	416	(15)	61	55	(5)	7	471	(20)	68
Capital goods	717	(32)	94	64	(8)	11	781	(40)	105
Consumer—cyclical	668	(24)	107	86	(7)	11	754	(31)	118
Transportation	492	(24)	67	73	(7)	14	565	(31)	81
Other	68	(1)	4	14	—	1	82	(1)	5

Subtotal, U.S. corporate securities	9,473	(354)	1,322	1,215	(113)	167	10,688	(467)	1,489

Non-U.S. corporate:
Utilities	359	(14)	48	81	(8)	10	440	(22)	58
Energy	346	(12)	48	98	(6)	12	444	(18)	60
Finance and insurance	1,007	(28)	143	150	(8)	25	1,157	(36)	168
Consumer—non-cyclical	323	(12)	37	57	(6)	5	380	(18)	42
Technology and communications	466	(13)	65	23	(2)	4	489	(15)	69
Industrial	280	(9)	41	34	(3)	4	314	(12)	45
Capital goods	227	(6)	27	29	(1)	4	256	(7)	31
Consumer—cyclical	283	(7)	36	28	—	7	311	(7)	43
Transportation	206	(6)	24	64	(5)	8	270	(11)	32
Other	649	(19)	105	133	(5)	17	782	(24)	122

Subtotal, non-U.S. corporate securities	4,146	(126)	574	697	(44)	96	4,843	(170)	670

Total for corporate securities in an unrealized loss position	$13,619	$(480)	1,896	$1,912	$(157)	263	$15,531	$(637)	2,159

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2018 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,692	$1,701
Due after one year through five years	11,006	11,149
Due after five years through ten years	12,517	12,601
Due after ten years	22,578	24,708

Subtotal	47,793	50,159
Residential mortgage-backed	3,426	3,567
Commercial mortgage-backed	3,387	3,349
Other asset-backed	2,966	2,957

Total	$57,572	$60,032

As of June 30, 2018, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 22%, 15% and 13%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of June 30, 2018, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,375	37%	$2,239	35%
Industrial	1,644	25	1,628	26
Office	1,482	23	1,510	24
Apartments	474	7	478	8
Mixed use	237	4	223	3
Other	280	4	275	4

Subtotal	6,492	100%	6,353	100%

Unamortized balance of loan origination fees and costs	(3)		(3)
Allowance for losses	(9)		(9)

Total	$6,480		$6,341

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,669	26%	$1,625	26%
Pacific	1,652	25	1,622	26
Middle Atlantic	926	14	927	14
Mountain	617	10	556	9
West North Central	453	7	446	7
East North Central	399	6	394	6
West South Central	360	6	336	5
East South Central	214	3	208	3
New England	202	3	239	4

Subtotal	6,492	100%	6,353	100%

Unamortized balance of loan origination fees and costs	(3)		(3)
Allowance for losses	(9)		(9)

Total	$6,480		$6,341

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	June 30, 2018
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,375	$2,375
Industrial	—	—	—	—	1,644	1,644
Office	—	—	6	6	1,476	1,482
Apartments	—	—	—	—	474	474
Mixed use	—	—	—	—	237	237
Other	—	—	—	—	280	280

Total recorded investment	$—	$—	$6	$6	$6,486	$6,492

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2017
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$5	$—	$—	$5	$2,234	$2,239
Industrial	—	—	—	—	1,628	1,628
Office	—	—	6	6	1,504	1,510
Apartments	—	—	—	—	478	478
Mixed use	—	—	—	—	223	223
Other	—	—	—	—	275	275

Total recorded investment	$5	$—	$6	$11	$6,342	$6,353

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2018 and December 31, 2017, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of June 30, 2018 and December 31, 2017.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of June 30, 2018, our commercial mortgage loans greater than 90 days past due included an impaired loan. This loan had an appraised value in excess of the recorded investment and the current recorded investment of this loan is expected to be recoverable.

During the six months ended June 30, 2018 and the year ended December 31, 2017, we modified or extended two and ten commercial mortgage loans, respectively, with a total carrying value of $12 million and $27 million, respectively. All of these modifications or extensions were based on current market interest rates and did not result in any forgiveness in the outstanding principal amount owed by the borrower.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2018	2017	2018	2017
Allowance for credit losses:
Beginning balance	$9	$11	$9	$12
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	(1)	—	(2)

Ending balance	$9	$10	$9	$10

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$9	$10	$9	$10

Recorded investment:
Ending balance	$6,492	$6,250	$6,492	$6,250

Ending balance of individually impaired loans	$6	$—	$6	$—

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,486	$6,250	$6,486	$6,250

As of June 30, 2018 and December 31, 2017, we had one individually impaired loan within the office property type with a recorded investment and unpaid principal balance of $6 million. As of June 30, 2017, we had no individually impaired commercial mortgage loans.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2018
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$848	$505	$1,022	$—	$—	$2,375
Industrial	676	355	613	—	—	1,644
Office	438	447	589	8	—	1,482
Apartments	201	122	146	5	—	474
Mixed use	101	54	82	—	—	237
Other	49	42	189	—	—	280

Total recorded investment	$2,313	$1,525	$2,641	$13	$—	$6,492

% of total	36%	23%	41%	—%	—%	100%

Weighted-average debt service coverage ratio	2.30	1.85	1.61	1.07	—	1.91

	December 31, 2017
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$919	$500	$820	$—	$—	$2,239
Industrial	731	363	532	2	—	1,628
Office	575	386	534	13	2	1,510
Apartments	226	101	146	5	—	478
Mixed use	99	59	65	—	—	223
Other	68	28	179	—	—	275

Total recorded investment	$2,618	$1,437	$2,276	$20	$2	$6,353

% of total	41%	23%	36%	—%	—%	100%

Weighted-average debt service coverage ratio	2.65	1.85	1.62	0.62	1.04	2.09

(1)

Included a loan with a recorded investment of $2 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 102%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2018
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$41	$216	$406	$1,137	$575	$2,375
Industrial	19	66	208	751	600	1,644
Office	34	70	178	678	522	1,482
Apartments	12	18	79	186	179	474
Mixed use	5	4	38	86	104	237
Other	1	147	23	87	22	280

Total recorded investment	$112	$521	$932	$2,925	$2,002	$6,492

% of total	2%	8%	14%	45%	31%	100%

Weighted-average loan-to-value	54%	60%	59%	59%	44%	54%

	December 31, 2017
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$43	$235	$301	$1,020	$640	$2,239
Industrial	23	61	174	700	670	1,628
Office	51	61	157	569	672	1,510
Apartments	—	17	77	191	193	478
Mixed use	2	4	26	86	105	223
Other	1	149	14	71	40	275

Total recorded investment	$120	$527	$749	$2,637	$2,320	$6,353

% of total	2%	8%	12%	42%	36%	100%

Weighted-average loan-to-value	55%	60%	58%	58%	42%	52%

As of June 30, 2018 and December 31, 2017, we did not have any floating rate commercial mortgage loans.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to securitization entities.

(g) Limited Partnerships or Similar Entities

Limited partnerships are accounted for at fair value when our partnership interest is considered minor (generally less than 3% ownership in the limited partnerships) and we exercise no influence over operating and financial policies. If our ownership percentage exceeds that threshold, limited partnerships are accounted for using the equity method of accounting. In applying either method, we use financial information provided by the investee generally on a one-to-three month lag.

Investments in partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of June 30, 2018 and

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2017, the total carrying value of these investments was $295 million and $222 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	June 30, 2018	December 31, 2017	Balance sheet classification	June 30, 2018	December 31, 2017
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$49	$74	Other liabilities	$71	$25
Foreign currency swaps	Other invested assets	2	1	Other liabilities	1	—

Total cash flow hedges		51	75		72	25

Total derivatives designated as hedges		51	75		72	25

Derivatives not designated as hedges
Interest rate caps and floors	Other invested assets	1	—	Other liabilities	—	—
Foreign currency swaps	Other invested assets	1	11	Other liabilities	8	—
Equity index options	Other invested assets	70	80	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	1	—	Other liabilities	—	2
Other foreign currency contracts	Other invested assets	106	110	Other liabilities	23	20
GMWB embedded derivatives	Reinsurance recoverable (1)	12	14	Policyholder account balances (2)	235	250
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	420	419
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	13	14

Total derivatives not designated as hedges		191	215		699	705

Total derivatives		$242	$290		$771	$730

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2017	Additions	Maturities/ terminations	June 30, 2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,155	$1,436	$(1,672)	$10,919
Foreign currency swaps	Notional	22	39	—	61

Total cash flow hedges		11,177	1,475	(1,672)	10,980

Total derivatives designated as hedges		11,177	1,475	(1,672)	10,980

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	(5)	4,674
Interest rate caps and floors	Notional	—	805	—	805
Foreign currency swaps	Notional	349	128	(23)	454
Credit default swaps	Notional	39	—	(19)	20
Equity index options	Notional	2,420	1,246	(927)	2,739
Financial futures	Notional	1,283	2,660	(2,680)	1,263
Equity return swaps	Notional	96	1	(78)	19
Other foreign currency contracts	Notional	3,264	398	(549)	3,113

Total derivatives not designated as hedges		12,130	5,238	(4,281)	13,087

Total derivatives		$23,307	$6,713	$(5,953)	$24,067

(Number of policies)	Measurement	December 31, 2017	Additions	Maturities/ terminations	June 30, 2018
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	30,450	—	(1,343)	29,107
Fixed index annuity embedded derivatives	Policies	17,067	—	(255)	16,812
Indexed universal life embedded derivatives	Policies	985	—	(28)	957

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2018:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income
Interest rate swaps hedging assets	$(54)	$39	Net investment income
Interest rate swaps hedging liabilities	5	—	Interest expense
Foreign currency swaps	1	—	Net investment income

Total	$(48)	$39

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2017:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$82	$31	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(6)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$75	$32		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income effects of cash flow hedges for the six months ended June 30, 2018:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income
Interest rate swaps hedging assets	$(227)	$74	Net investment income
Interest rate swaps hedging assets	—	5	Net investment gains (losses)
Interest rate swaps hedging liabilities	22	—	Interest expense

Total	$(205)	$79

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

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2018	2017
Derivatives qualifying as effective accounting hedges as of April 1	$1,927	$2,036
Current period increases (decreases) in fair value, net of deferred taxes of $9 and $(27)	(39)	48
Reclassification to net (income), net of deferred taxes of $14 and $12	(25)	(20)

Derivatives qualifying as effective accounting hedges as of June 30	$1,863	$2,064

	Six months ended June 30,
(Amounts in millions)	2018	2017
Derivatives qualifying as effective accounting hedges as of January 1	$2,065	$2,085
Cumulative effect of changes in accounting:
Stranded tax effects	12	—
Changes to the hedge accounting model, net of deferred taxes of $(1) and $—	2	—

Total cumulative effect of changes in accounting	14	—

Current period increases (decreases) in fair value, net of deferred taxes of $43 and $(11)	(165)	19
Reclassification to net (income), net of deferred taxes of $28 and $23	(51)	(40)

Derivatives qualifying as effective accounting hedges as of June 30	$1,863	$2,064

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total of derivatives designated as cash flow hedges of $1,863 million, net of taxes, recorded in stockholders’ equity as of June 30, 2018 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $104 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the six months ended June 30, 2018, we reclassified $5 million to net income in connection with forecasted transactions that were no longer considered probable of occurring.

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life; (iv) interest rate swaps and interest rate caps and floors where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; (vi) foreign currency swaps, options and forward contracts to mitigate currency risk associated with non-functional currency investments held by certain foreign subsidiaries and future dividends or other cash flows from certain foreign subsidiaries to our holding company; and (vii) equity index options to mitigate certain macroeconomic risks associated with certain foreign subsidiaries. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity and indexed universal life products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2018	2017
Interest rate swaps	$(2)	$(1)	Net investment gains (losses)
Credit default swaps related to securitization entities	—	2	Net investment gains (losses)
Equity index options	8	13	Net investment gains (losses)
Financial futures	(13)	9	Net investment gains (losses)
Equity return swaps	1	(6)	Net investment gains (losses)
Other foreign currency contracts	1	31	Net investment gains (losses)
Foreign currency swaps	(10)	2	Net investment gains (losses)
GMWB embedded derivatives	13	1	Net investment gains (losses)
Fixed index annuity embedded derivatives	(15)	(16)	Net investment gains (losses)
Indexed universal life embedded derivatives	2	2	Net investment gains (losses)

Total derivatives not designated as hedges	$(15)	$37

	Six months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2018	2017
Interest rate swaps	$(3)	$1	Net investment gains (losses)
Credit default swaps related to securitization entities	—	4	Net investment gains (losses)
Equity index options	(7)	26	Net investment gains (losses)
Financial futures	(37)	(8)	Net investment gains (losses)
Equity return swaps	(4)	(14)	Net investment gains (losses)
Other foreign currency contracts	9	26	Net investment gains (losses)
Foreign currency swaps	(18)	5	Net investment gains (losses)
GMWB embedded derivatives	27	34	Net investment gains (losses)
Fixed index annuity embedded derivatives	(7)	(36)	Net investment gains (losses)
Indexed universal life embedded derivatives	7	3	Net investment gains (losses)

Total derivatives not designated as hedges	$(33)	$41

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2018			December 31, 2017
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$234	$104	$130	$278	$47	$231
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	234	104	130	278	47	231
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(39)	(39)	—	(23)	(23)	—
Collateral received	(125)	—	(125)	(170)	—	(170)
Collateral pledged	—	(427)	427	—	(288)	288
Over collateralization	1	363	(362)	—	264	(264)

Net amount	$71	$1	$70	$85	$—	$85

(1)

Included $4 million and $2 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of June 30, 2018 and December 31, 2017, respectively.

(2)

Included $1 million of accrual on derivatives classified as other liabilities as of June 30, 2018. Does not include amounts related to embedded derivatives and derivatives related to securitization entities as of June 30, 2018 and December 31, 2017.

(3)

Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, several of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. Beginning in 2018, we have renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements. If the provisions defined in these agreements had been triggered as of June 30, 2018 and December 31, 2017, we could have been allowed to claim $71 million and $85 million, respectively, or have been required to disburse up to $1 million as of June 30, 2018. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

We actively responded to the risk in our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter derivatives transactions with us following the downgrades of our life insurance subsidiaries by Moody’s Investors Service, Inc. and A.M. Best Company, Inc. in February 2018. As of June 30, 2018, no counterparties exercised their rights to terminate or revise the terms of their transactions with us.

Credit Derivatives

We sell protection under single name credit default swaps in combination with purchasing a security to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for single name reference entities follow the Credit Derivatives Physical Settlement Matrix

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	June 30, 2018			December 31, 2017
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$20	$—	$—	$39	$—	$—

Total credit default swaps on single name reference entities	$20	$—	$—	$39	$—	$—

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2018
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1		Level 2		Level 3
Assets:
Commercial mortgage loans		$(1)	$6,480	$6,514	$	—	$	—	$6,514
Restricted commercial mortgage loans		(1)	90	96		—		—	96
Other invested assets		(1)	151	151		—		—	151
Liabilities:
Long-term borrowings		(1)	4,047	3,727		—		3,577	150
Non-recourse funding obligations		(1)	310	209		—		—	209
Borrowings related to securitization entities		(1)	28	28		—		28	—
Investment contracts		(1)	13,757	14,007		—		—	14,007
Other firm commitments:
Commitments to fund limited partnerships	402		—	—		—		—	—
Commitments to fund bank loan investments	30		—	—		—		—	—
Ordinary course of business lending commitments	119		—	—		—		—	—

	December 31, 2017
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1		Level 2		Level 3
Assets:
Commercial mortgage loans		$(1)	$6,341	$6,573	$	—	$	—	$6,573
Restricted commercial mortgage loans		(1)	107	116		—		—	116
Other invested assets		(1)	277	299		—		—	299
Liabilities:
Long-term borrowings		(1)	4,224	3,725		—		3,566	159
Non-recourse funding obligations		(1)	310	201		—		—	201
Borrowings related to securitization entities		(1)	40	41		—		41	—
Investment contracts		(1)	14,700	15,123		—		5	15,118
Other firm commitments:
Commitments to fund limited partnerships	317		—	—		—		—	—
Commitments to fund bank loan investments	18		—	—		—		—	—
Ordinary course of business lending commitments	168		—	—		—		—	—

(1)	These financial instruments do not have notional amounts.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2018:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$5,353	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$2,803	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$2,364	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$24,571	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$10,049	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$3,533	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Commercial mortgage-backed	$3,305	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$2,791	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Internal models: A portion of our non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $16 million, $1,067 million and $567 million, respectively, as of June 30, 2018. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Short-term investments

The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by third-party pricing services.

Level 3 measurements

Fixed maturity securities

•	Internal models: A portion of our U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,201 million as of June 30, 2018.

•	Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $412 million as of June 30, 2018.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of June 30, 2018 and December 31, 2017, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $50 million and $63 million, respectively.

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

Interest rate caps and floors. The valuation of interest rate caps and floors is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, forward interest rate volatility and time value component associated with the optionality in the derivative which are generally considered observable inputs and results in the derivatives being classified as Level 2.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exchange rates, both of which are considered an observable input, and results in the derivative being classified as Level 2.

Credit default swaps. We have single name credit default swaps and we previously sold protection under index tranche credit default swaps. For single name credit default swaps, we utilize an income approach to determine fair value based on using current market information for the credit spreads of the reference entity, which is considered observable inputs based on the reference entities of our derivatives and results in these derivatives being classified as Level 2. For index tranche credit default swaps, we utilized an income approach that utilized current market information related to credit spreads and expected defaults and losses associated with the reference entities that comprised the respective index associated with each derivative. There were significant unobservable inputs associated with the timing and amount of losses from the reference entities as well as the timing or amount of losses, if any, that were absorbed by our tranche. Accordingly, the index tranche credit default swaps were classified as Level 3. As credit spreads widened for the underlying issuers comprising the index, the change in our valuation of these credit default swaps were unfavorable.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,353	$—	$5,353	$—	$—
State and political subdivisions	2,855	—	2,803	52	—
Non-U.S. government	2,380	—	2,380	—	—
U.S. corporate:
Utilities	4,879	—	4,257	622	—
Energy	2,270	—	2,132	138	—
Finance and insurance	6,275	—	5,817	458	—
Consumer—non-cyclical	4,541	—	4,462	79	—
Technology and communications	2,781	—	2,769	12	—
Industrial	1,283	—	1,243	40	—
Capital goods	2,361	—	2,242	119	—
Consumer—cyclical	1,573	—	1,319	254	—
Transportation	1,252	—	1,196	56	—
Other	354	—	201	153	—

Total U.S. corporate	27,569	—	25,638	1,931	—

Non-U.S. corporate:
Utilities	962	—	629	333	—
Energy	1,399	—	1,224	175	—
Finance and insurance	2,537	—	2,387	150	—
Consumer—non-cyclical	702	—	594	108	—
Technology and communications	1,007	—	991	16	—
Industrial	977	—	872	105	—
Capital goods	611	—	445	166	—
Consumer—cyclical	522	—	474	48	—
Transportation	727	—	524	203	—
Other	2,558	—	2,476	82	—

Total non-U.S. corporate	12,002	—	10,616	1,386	—

Residential mortgage-backed	3,567	—	3,533	34	—
Commercial mortgage-backed	3,349	—	3,305	44	—
Other asset-backed	2,957	—	2,791	166	—

Total fixed maturity securities	60,032	—	56,419	3,613	—

Equity securities	758	643	69	46	—

Other invested assets:
Derivative assets:
Interest rate swaps	49	—	49	—	—
Interest rate caps and floors	1	—	1	—	—
Foreign currency swaps	3	—	3	—	—
Equity index options	70	—	—	70	—
Equity return swaps	1	—	1	—	—
Other foreign currency contracts	106	—	106	—	—

Total derivative assets	230	—	160	70	—

Securities lending collateral	211	—	211	—	—
Short-term investments	708	1	707	—	—
Limited partnerships	248	—	—	—	248

Total other invested assets	1,397	1	1,078	70	248

Reinsurance recoverable (2)	12	—	—	12	—
Separate account assets	6,750	6,750	—	—	—

Total assets	$68,949	$7,394	$57,566	$3,741	$248

(1)	Limited partnerships that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of April 1, 2018	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2018	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$53	$—	$(1)	$—	$—	$—	$—	$—	$—	$52	$—
U.S. corporate:
Utilities	553	(1)	(7)	66	(12)	—	(2)	25	—	622	—
Energy	146	—	—	—	—	—	(1)	—	(7)	138	—
Finance and insurance	580	—	(41)	—	—	—	(74)	—	(7)	458	—
Consumer—non-cyclical	79	—	—	—	—	—	—	—	—	79	—
Technology and communications	25	—	1	4	—	—	(18)	—	—	12	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	103	—	(1)	24	—	—	—	—	(7)	119	—
Consumer—cyclical	252	—	(1)	7	(3)	—	(1)	—	—	254	—
Transportation	57	—	—	—	—	—	(1)	—	—	56	—
Other	166	—	—	—	(10)	—	(3)	—	—	153	—

Total U.S. corporate	2,000	(1)	(48)	101	(25)	—	(100)	25	(21)	1,931	—

Non-U.S. corporate:
Utilities	336	—	(4)	—	—	—	—	15	(14)	333	—
Energy	195	—	(2)	—	—	—	(18)	—	—	175	—
Finance and insurance	153	1	(3)	1	—	—	(1)	—	(1)	150	1
Consumer—non-cyclical	120	—	(1)	—	—	—	(11)	—	—	108	—
Technology and communications	28	—	1	—	—	—	(13)	—	—	16	—
Industrial	108	—	(1)	3	—	—	(5)	—	—	105	—
Capital goods	186	1	—	—	—	—	(21)	—	—	166	1
Consumer—cyclical	52	—	—	—	(1)	—	(3)	—	—	48	—
Transportation	166	—	(2)	22	—	—	—	17	—	203	—
Other	83	—	(1)	—	—	—	—	—	—	82	—

Total non-U.S. corporate	1,427	2	(13)	26	(1)	—	(72)	32	(15)	1,386	2

Residential mortgage-backed	34	—	1	17	—	—	(1)	—	(17)	34	—
Commercial mortgage-backed	6	—	—	28	—	—	—	13	(3)	44	—
Other asset-backed	172	—	(1)	6	—	—	(24)	45	(32)	166	—

Total fixed maturity securities	3,692	1	(62)	178	(26)	—	(197)	115	(88)	3,613	2

Equity securities	45	—	—	1	—	—	—	—	—	46	—

Other invested assets:
Derivative assets:
Equity index options	60	8	—	15	—	—	(13)	—	—	70	8

Total derivative assets	60	8	—	15	—	—	(13)	—	—	70	8

Total other invested assets	60	8	—	15	—	—	(13)	—	—	70	8

Reinsurance recoverable (2)	13	(1)	—	—	—	—	—	—	—	12	(1)

Total Level 3 assets	$3,810	$8	$(62)	$194	$(26)	$—	$(210)	$115	$(88)	$3,741	$9

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of April 1, 2017	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2017	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—
State and political subdivisions	37	—	—	—	—	—	—	—	—	37	—
U.S. corporate:
Utilities	578	—	13	30	—	—	—	30	(13)	638	—
Energy	162	—	4	—	—	—	(7)	1	—	160	—
Finance and insurance	818	4	39	24	(7)	—	(3)	—	(14)	861	4
Consumer—non-cyclical	122	—	—	—	—	—	—	—	—	122	—
Technology and communications	59	—	5	4	—	—	—	—	(10)	58	—
Industrial	47	—	1	13	—	—	—	—	—	61	—
Capital goods	153	—	2	—	—	—	—	—	(37)	118	—
Consumer—cyclical	263	—	4	—	—	—	(1)	—	—	266	—
Transportation	97	—	4	—	—	—	(1)	—	—	100	1
Other	142	—	—	—	—	—	(3)	37	—	176	—

Total U.S. corporate	2,441	4	72	71	(7)	—	(15)	68	(74)	2,560	5

Non-U.S. corporate:
Utilities	386	—	3	—	—	—	—	—	(30)	359	—
Energy	206	—	3	—	—	—	—	—	(32)	177	—
Finance and insurance	168	1	4	4	—	—	(5)	—	—	172	1
Consumer—non-cyclical	129	—	1	—	—	—	(1)	—	—	129	—
Technology and communications	48	—	—	—	—	—	—	—	—	48	—
Industrial	110	—	2	—	—	—	—	—	—	112	—
Capital goods	170	—	1	—	—	—	(15)	—	(7)	149	—
Consumer—cyclical	67	—	—	—	—	—	—	—	—	67	—
Transportation	193	—	1	6	—	—	—	1	(11)	190	—
Other	24	—	2	15	—	—	—	—	—	41	—

Total non-U.S. corporate	1,501	1	17	25	—	—	(20)	1	(81)	1,444	1

Residential mortgage-backed	46	—	1	—	—	—	—	26	—	73	—
Commercial mortgage-backed	59	(1)	2	8	(9)	—	—	—	(7)	52	—
Other asset-backed	175	(7)	10	10	(35)	—	(5)	9	(7)	150	—

Total fixed maturity securities	4,260	(3)	102	114	(51)	—	(40)	104	(169)	4,317	6

Equity securities	47	—	—	1	—	—	—	—	—	48	—

Other invested assets:
Derivative assets:
Equity index options	77	13	—	9	—	—	(18)	—	—	81	—
Other foreign currency contracts	1	(1)	—	—	—	—	—	—	—	—	—

Total derivative assets	78	12	—	9	—	—	(18)	—	—	81	—

Total other invested assets	78	12	—	9	—	—	(18)	—	—	81	—

Reinsurance recoverable (2)	15	—	—	—	—	—	—	—	—	15	—

Total Level 3 assets	$4,400	$9	$102	$124	$(51)	$—	$(58)	$104	$(169)	$4,461	$6

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2018	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2018	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$(1)	$—	$—	$—	$—
State and political subdivisions	37	1	(4)	—	—	—	—	18	—	52	1
U.S. corporate:
Utilities	574	(1)	(25)	69	(12)	—	(4)	25	(4)	622	—
Energy	147	—	(5)	22	—	—	(19)	—	(7)	138	—
Finance and insurance	626	1	(67)	26	—	—	(110)	—	(18)	458	1
Consumer—non-cyclical	81	—	(2)	—	—	—	—	—	—	79	—
Technology and communications	73	—	(5)	4	—	—	(60)	—	—	12	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	121	—	(9)	24	—	—	(10)	—	(7)	119	—
Consumer—cyclical	262	—	(10)	17	(3)	—	(12)	—	—	254	—
Transportation	60	—	(1)	—	—	—	(3)	—	—	56	—
Other	169	—	(1)	—	(10)	—	(5)	—	—	153	—

Total U.S. corporate	2,152	—	(124)	162	(25)	—	(223)	25	(36)	1,931	1

Non-U.S. corporate:
Utilities	343	—	(13)	22	—	—	(20)	15	(14)	333	—
Energy	176	—	(6)	23	—	—	(18)	—	—	175	—
Finance and insurance	161	2	(11)	1	—	—	(2)	—	(1)	150	2
Consumer—non-cyclical	124	—	(4)	—	—	—	(12)	—	—	108	—
Technology and communications	29	—	—	—	—	—	(13)	—	—	16	—
Industrial	116	—	(4)	3	—	—	(10)	—	—	105	—
Capital goods	191	1	(5)	—	—	—	(21)	—	—	166	1
Consumer—cyclical	54	—	(2)	—	(1)	—	(3)	—	—	48	—
Transportation	170	—	(6)	22	—	—	—	17	—	203	—
Other	52	—	(3)	33	—	—	—	—	—	82	—

Total non-U.S. corporate	1,416	3	(54)	104	(1)	—	(99)	32	(15)	1,386	3

Residential mortgage-backed	77	—	—	29	—	—	(1)	—	(71)	34	—
Commercial mortgage-backed	30	—	(2)	35	—	—	—	13	(32)	44	—
Other asset-backed	237	—	(3)	61	—	—	(56)	48	(121)	166	—

Total fixed maturity securities	3,950	4	(187)	391	(26)	—	(380)	136	(275)	3,613	5

Equity securities	44	—	—	5	(3)	—	—	—	—	46	—

Other invested assets:
Derivative assets:
Equity index options	80	(7)	—	29	—	—	(32)	—	—	70	(4)

Total derivative assets	80	(7)	—	29	—	—	(32)	—	—	70	(4)

Total other invested assets	80	(7)	—	29	—	—	(32)	—	—	70	(4)

Reinsurance recoverable (2)	14	(3)	—	—	—	1	—	—	—	12	(3)

Total Level 3 assets	$4,088	$(6)	$(187)	$425	$(29)	$1	$(412)	$136	$(275)	$3,741	$(2)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2017	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2017	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$(1)	$—	$—	$1	$—
State and political subdivisions	37	1	(1)	—	—	—	—	—	—	37	1
U.S. corporate:
Utilities	576	—	20	44	—	—	(2)	30	(30)	638	—
Energy	210	(1)	6	—	(10)	—	(30)	1	(16)	160	(1)
Finance and insurance	786	8	51	53	(17)	—	(6)	—	(14)	861	8
Consumer—non-cyclical	121	—	1	—	—	—	—	—	—	122	—
Technology and communications	54	1	6	14	—	—	—	—	(17)	58	1
Industrial	48	—	—	13	—	—	—	—	—	61	—
Capital goods	152	—	3	—	—	—	—	—	(37)	118	—
Consumer—cyclical	258	—	9	2	—	—	(3)	—	—	266	—
Transportation	139	1	5	—	—	—	(3)	—	(42)	100	1
Other	143	—	1	—	—	—	(5)	37	—	176	—

Total U.S. corporate	2,487	9	102	126	(27)	—	(49)	68	(156)	2,560	9

Non-U.S. corporate:
Utilities	386	—	5	30	—	—	—	—	(62)	359	—
Energy	206	—	5	—	(1)	—	(1)	—	(32)	177	—
Finance and insurance	182	3	8	4	—	—	(25)	—	—	172	2
Consumer—non-cyclical	139	—	2	—	—	—	(12)	—	—	129	—
Technology and communications	67	—	—	—	—	—	(19)	—	—	48	—
Industrial	109	—	3	—	—	—	—	—	—	112	—
Capital goods	169	—	2	—	—	—	(15)	—	(7)	149	—
Consumer—cyclical	69	—	—	—	—	—	(2)	—	—	67	—
Transportation	181	—	3	6	—	—	—	11	(11)	190	—
Other	25	—	1	15	—	—	—	—	—	41	—

Total non-U.S. corporate	1,533	3	29	55	(1)	—	(73)	11	(113)	1,444	2

Residential mortgage-backed	43	—	1	4	—	—	(1)	26	—	73	—
Commercial mortgage-backed	54	(1)	6	9	(9)	—	—	—	(7)	52	—
Other asset-backed	145	(7)	10	64	(35)	—	(7)	14	(34)	150	—

Total fixed maturity securities	4,301	5	147	258	(72)	—	(131)	119	(310)	4,317	12

Equity securities	47	—	—	1	—	—	—	—	—	48	—

Other invested assets:
Derivative assets:
Equity index options	72	26	—	21	—	—	(38)	—	—	81	—
Other foreign currency contracts	3	(3)	—	—	—	—	—	—	—	—	(3)

Total derivative assets	75	23	—	21	—	—	(38)	—	—	81	(3)

Total other invested assets	75	23	—	21	—	—	(38)	—	—	81	(3)

Restricted other invested assets related to securitization entities	131	—	—	—	(131)	—	—	—	—	—	—
Reinsurance recoverable (2)	16	(2)	—	—	—	1	—	—	—	15	(2)

Total Level 3 assets	$4,570	$26	$147	$280	$(203)	$1	$(169)	$119	$(310)	$4,461	$7

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Total realized and unrealized gains (losses) included in net income:
Net investment income	$2	$5	$5	$14
Net investment gains (losses)	6	4	(11)	12

Total	$8	$9	$(6)	$26

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$2	$6	$5	$13
Net investment gains (losses)	7	—	(7)	(6)

Total	$9	$6	$(2)	$7

The amount presented for unrealized gains (losses) included in net income for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2018:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$616	Credit spreads	67bps - 262bps	138bps
Energy	Internal models	116	Credit spreads	80bps - 278bps	148bps
Finance and insurance	Internal models	439	Credit spreads	83bps - 290bps	157bps
Consumer—non-cyclical	Internal models	79	Credit spreads	90bps - 172bps	122bps
Technology and communications	Internal models	12	Credit spreads	63bps - 159bps	94bps
Industrial	Internal models	40	Credit spreads	109bps - 202bps	150bps
Capital goods	Internal models	119	Credit spreads	93bps - 241bps	136bps
Consumer—cyclical	Internal models	213	Credit spreads	74bps - 210bps	135bps
Transportation	Internal models	50	Credit spreads	59bps - 117bps	87bps
Other	Internal models	152	Credit spreads	74bps - 124bps	85bps

Total U.S. corporate	Internal models	$1,836	Credit spreads	59bps - 290bps	136bps

Non-U.S. corporate:
Utilities	Internal models	$333	Credit spreads	83bps - 179bps	128bps
Energy	Internal models	134	Credit spreads	93bps - 254bps	127bps
Finance and insurance	Internal models	143	Credit spreads	74bps - 235bps	137bps
Consumer—non-cyclical	Internal models	108	Credit spreads	61bps - 202bps	128bps
Technology and communications	Internal models	15	Credit spreads	144bps - 164bps	155bps
Industrial	Internal models	105	Credit spreads	107bps - 241bps	150bps
Capital goods	Internal models	166	Credit spreads	93bps - 248bps	152bps
Consumer—cyclical	Internal models	44	Credit spreads	84bps - 172bps	102bps
Transportation	Internal models	184	Credit spreads	80bps - 241bps	135bps
Other	Internal models	82	Credit spreads	108bps - 248bps	161bps

Total non-U.S. corporate	Internal models	$1,314	Credit spreads	61bps - 254bps	136bps

Derivative assets:
Equity index options	Discounted cash flows	$70	Equity index volatility	6% - 28%	18%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$235	$—	$—	$235
Fixed index annuity embedded derivatives	420	—	—	420
Indexed universal life embedded derivatives	13	—	—	13

Total policyholder account balances	668	—	—	668

Derivative liabilities:
Interest rate swaps	71	—	71	—
Foreign currency swaps	9	—	9	—
Other foreign currency contracts	23	—	23	—

Total derivative liabilities	103	—	103	—

Total liabilities	$771	$—	$103	$668

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$—	$—	$250
Fixed index annuity embedded derivatives	419	—	—	419
Indexed universal life embedded derivatives	14	—	—	14

Total policyholder account balances	683	—	—	683

Derivative liabilities:
Interest rate swaps	25	—	25	—
Equity return swaps	2	—	2	—
Other foreign currency contracts	20	—	20	—

Total derivative liabilities	47	—	47	—

Total liabilities	$730	$—	$47	$683

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of April 1, 2018	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2018	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$242	$(14)	$—	$—	$—	$7	$—	$—	$—	$235	$(14)
Fixed index annuity embedded derivatives	408	15	—	—	—	—	(3)	—	—	420	15
Indexed universal life embedded derivatives	13	(2)	—	—	—	2	—	—	—	13	(2)

Total policyholder account balances	663	(1)	—	—	—	9	(3)	—	—	668	(1)

Total Level 3 liabilities	$663	$(1)	$—	$—	$—	$9	$(3)	$—	$—	$668	$(1)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(Amounts in millions)	Beginning balance as of April 1, 2017	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2017	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$275	$(1)	$—	$—	$—	$7	$—	$—	$—	$281	$(2)
Fixed index annuity embedded derivatives	361	16	—	—	—	—	(1)	—	—	376	16
Indexed universal life embedded derivatives	12	(2)	—	—	—	3	—	—	—	13	(2)

Total policyholder account balances	648	13	—	—	—	10	(1)	—	—	670	12

Borrowings related to securitization entities	13	—	—	—	—	—	(1)	—	—	12	—

Total Level 3 liabilities	$661	$13	$—	$—	$—	$10	$(2)	$—	$—	$682	$12

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2018	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2018	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$(30)	$—	$—	$—	$15	$—	$—	$—	$235	$(26)
Fixed index annuity embedded derivatives	419	7	—	—	—	—	(6)	—	—	420	7
Indexed universal life embedded derivatives	14	(7)	—	—	—	6	—	—	—	13	(7)

Total policyholder account balances	683	(30)	—	—	—	21	(6)	—	—	668	(26)

Total Level 3 liabilities	$683	$(30)	$—	$—	$—	$21	$(6)	$—	$—	$668	$(26)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(Amounts in millions)	Beginning balance as of January 1, 2017	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2017	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$(36)	$—	$—	$—	$14	$—	$—	$—	$281	$(33)
Fixed index annuity embedded derivatives	344	36	—	—	—	—	(4)	—	—	376	36
Indexed universal life embedded derivatives	11	(3)	—	—	—	5	—	—	—	13	(3)

Total policyholder account balances	658	(3)	—	—	—	19	(4)	—	—	670	—

Borrowings related to securitization entities	12	1	—	—	—	—	(1)	—	—	12	1

Total Level 3 liabilities	$670	$(2)	$—	$—	$—	$19	$(5)	$—	$—	$682	$1

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(1)	13	(30)	(2)

Total	$(1)	$13	$(30)	$(2)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(1)	12	(26)	1

Total	$(1)	$12	$(26)	$1

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2018:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Policyholder account balances:
			Withdrawal utilization rate	42% - 86%	67%
			Lapse rate	2% - 9%	4%
			Non-performance risk (credit spreads)	28bps - 83bps	69bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$235	Equity index volatility	15% - 24%	21%
Fixed index annuity embedded derivatives	Option budget method	$420	Expected future interest credited	—% - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$13	Expected future interest credited	3% - 9%	6%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(7) Liability for Policy and Contract Claims

The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the six months ended June 30,
(Amounts in millions)	2018	2017
Beginning balance	$9,594	$9,256
Less reinsurance recoverables	(2,419)	(2,409)

Net beginning balance	7,175	6,847

Incurred related to insured events of:
Current year	1,946	1,804
Prior years	(244)	(244)

Total incurred	1,702	1,560

Paid related to insured events of:
Current year	(434)	(450)
Prior years	(1,266)	(1,224)

Total paid	(1,700)	(1,674)

Interest on liability for policy and contract claims	163	147
Foreign currency translation	(16)	18

Net ending balance	7,324	6,898
Add reinsurance recoverables	2,341	2,341

Ending balance	$9,665	$9,239

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

For the six months ended June 30, 2018 and 2017, the favorable development of $244 million for both years related to insured events of prior years was primarily attributable to favorable claim terminations, including pending claims that terminate before becoming an active claim, in our long-term care insurance business. The favorable development for the six months ended June 30, 2018 and 2017, was also impacted by our mortgage insurance businesses, primarily from an improvement in net cures and aging of existing claims, including a favorable reserve adjustment of $26 million in our U.S. mortgage insurance business during the second quarter of 2018.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Borrowings

(a) Long-Term Borrowings

The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	June 30, 2018	December 31, 2017
Genworth Holdings (1)
Floating Rate Senior Secured Term Loan Facility, due 2023	$448	$—
6.52% Senior Notes, due 2018	—	597
7.70% Senior Notes, due 2020	397	397
7.20% Senior Notes, due 2021	381	381
7.625% Senior Notes, due 2021	704	704
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
6.15% Fixed-to-Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	3,624	3,773
Bond consent fees	(30)	(33)
Deferred borrowing charges	(23)	(16)

Total Genworth Holdings	3,571	3,724

Canada (2)
5.68% Senior Notes, due 2020	209	219
4.24% Senior Notes, due 2024	122	128

Subtotal	331	347
Deferred borrowing charges	(1)	(1)

Total Canada	330	346

Australia (3)
Floating Rate Junior Notes, due 2025	148	156
Deferred borrowing charges	(2)	(2)

Total Australia	146	154

Total	$4,047	$4,224

(1)	We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
(2)	Senior notes issued by Genworth MI Canada Inc. (“Genworth Canada”), our majority-owned subsidiary.
(3)	Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited, our indirect wholly-owned subsidiary.

Genworth Holdings

On May 22, 2018, Genworth Holdings redeemed $597 million of its 6.52% senior notes that were issued in May 2008 and matured in May 2018. A cash payment of $616 million comprised of net proceeds of $441 million from the senior secured term loan facility (“Term Loan”), as described below, and $175 million of existing cash on hand was used to fully redeem the principal and accrued interest balance of the May 2018 senior notes.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 7, 2018, Genworth Holdings entered into a $450 million Term Loan, which matures in March 2023 and was issued at a 0.5% discount. Principal payments under the agreement are due quarterly, commencing on June 30, 2018, and are payable in equal amounts of 0.25% per quarter of the original principal amount with the remaining balance due at maturity. At our option, the Term Loan will bear interest at either an adjusted London Interbank Offered Rate (“LIBOR”) no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of 3.5% per annum. The interest rate on the Term Loan as of June 30, 2018 was 6.5%. We incurred $7 million of borrowing costs that were deferred. The Term Loan is unconditionally guaranteed by Genworth Financial, and Genworth Financial International Holdings, LLC (“GFIH”) has provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which is secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. GFIH is our indirect wholly-owned subsidiary and owns approximately 40.5% of the outstanding common stock of Genworth Canada. The Term Loan is subject to other terms and conditions, including but not limited to: voluntary prepayments subject to prepayment penalties, mandatory prepayments in the event of certain asset sales or the incurrence of further indebtedness by Genworth Financial and various financial covenants.

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Statutory U.S. federal income tax rate	21.0%	35.0%	21.0%	35.0%
Increase (reduction) in rate resulting from:
TCJA, impact from change in tax rate	5.4	—	3.3	—
Swaps terminated prior to the TCJA	3.9	—	3.2	—
Effect of foreign operations	3.4	(2.0)	3.2	(1.0)
Valuation allowance	(2.0)	—	(1.3)	—
Provision to return adjustments	(1.6)	—	(0.7)	—
Other, net	0.7	(0.5)	0.9	(0.4)

Effective rate	30.8%	32.5%	29.6%	33.6%

The decrease in the effective tax rate for the three and six months ended June 30, 2018 was primarily attributable to the enactment of the TCJA, which includes a change in the U.S. corporate federal income tax rate from 35% to 21%. This decrease was partially offset by the effect of foreign operations, which had an overall increase on the effective tax rate as our primary foreign subsidiaries are now in jurisdictions with higher statutory tax rates than the United States. The decrease was also partially offset by tax expense in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income and from a provisional tax expense of $19 million in the current year related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries in light of the TCJA.

As of December 31, 2017, as prescribed by the SEC’s Staff Accounting Bulletin (“SAB”) 118, we recorded provisional estimates of the tax impact of certain changes in tax law under the TCJA. However, for other changes in the tax law where we were unable to record a reasonable estimate, no amounts were recorded.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2018, we are still in the process of completing the accounting of our provisional estimates and refining our computations as follows:

Deferred tax assets and liabilities

We recorded a provisional tax benefit of $154 million in 2017 related to remeasurement of certain deferred tax assets and liabilities as a result of the newly enacted tax rate. The Internal Revenue Service has indicated that additional guidance will be forthcoming with respect to several technical areas within the TCJA, which could affect the measurement of these balances or potentially give rise to new deferred tax amounts. During the three months ended June 30, 2018, we recorded a provisional tax expense of $19 million related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries in light of the TCJA. This amount is considered provisional and additional refinements to the calculation may be required.

Foreign tax effects

We recorded a provisional tax expense of $63 million in 2017 related to the one-time transition tax on mandatory deemed repatriation of earnings and profits (“E&P”). We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based, in part, on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of our post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. During the six months ended June 30, 2018, there were no changes to the provisional estimates made in 2017 and no additional measurement period adjustment were recorded.

Insurance reserve transition adjustment

We recorded a provisional reclassification in deferred tax assets and liabilities in the amount of $134 million in 2017 related to the transition adjustment required under the TCJA with respect to life insurance policyholder reserves. We continue to refine our insurance reserve calculations and apply the new reserving rules under the TCJA on a product level basis. During the six months ended June 30, 2018, we updated our provisional estimate and identified a measurement period increase to this reclassification of $40 million which has been reflected in our consolidated balance sheet as of June 30, 2018. This measurement period adjustment had no impact on net income, and we will continue to refine this estimate throughout the measurement period.

As of June 30, 2018, we are still in the process of completing the accounting for the following areas for which a reasonable estimate could not be made.

Foreign tax effects

We are still in the process of analyzing the impact of the Global Intangible Low Taxed Income (“GILTI”) and Base Erosion Anti-Abuse Tax (“BEAT”), including accounting policy elections. During the six months ended June 30, 2018, we have included the current tax effects of GILTI and BEAT taxes in current year earnings, but we have not yet made a policy election with respect to the accounting for the potential deferred tax effects of the GILTI tax and no measurement period adjustment has been recorded.

State tax effects

We have not analyzed certain areas of state income taxes, including the treatment of the one-time transition tax. Accordingly, no reasonable estimate can be made, and no measurement period adjustment has been recorded.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Beginning in the first quarter of 2018, we assumed a tax rate of 21% on certain adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders (unless otherwise indicated). In the prior year, we assumed a tax rate of 35%, the previous U.S. corporate federal income tax rate prior to the enactment of the TCJA, on certain adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.

We recorded a pre-tax expense of $1 million in the first quarter of 2017 related to restructuring costs as we continued to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Revenues:
U.S. Mortgage Insurance segment	$208	$189	$408	$376

Canada Mortgage Insurance segment	150	204	308	373

Australia Mortgage Insurance segment	136	97	243	219

U.S. Life Insurance segment:
Long-term care insurance	1,035	1,036	2,055	2,030
Life insurance	367	411	746	828
Fixed annuities	176	210	358	415

U.S. Life Insurance segment	1,578	1,657	3,159	3,273

Runoff segment	80	89	148	176

Corporate and Other activities	7	(13)	8	(23)

Total revenues	$2,159	$2,223	$4,274	$4,394

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Net income available to Genworth Financial, Inc.’s common stockholders	$190	$202	$302	$357
Add: net income attributable to noncontrolling interests	59	69	112	130

Net income	249	271	414	487
Loss from discontinued operations, net of taxes	—	—	—	—

Income from continuing operations	249	271	414	487
Less: income from continuing operations attributable to noncontrolling interests	59	69	112	130

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	190	202	302	357
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	12	(79)	29	(99)
Expenses related to restructuring	—	—	—	1
Taxes on adjustments	(2)	28	(6)	35

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$200	$151	$325	$294

(1)

For the three months ended June 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million and zero, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $(1) million and $22 million, respectively. For the six months ended June 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(4) million and zero, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $(12) million and $36 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$137	$91	$248	$164

Canada Mortgage Insurance segment	46	41	95	77

Australia Mortgage Insurance segment	22	12	41	25

U.S. Life Insurance segment:
Long-term care insurance	22	33	(10)	47
Life insurance	4	(1)	3	15
Fixed annuities	31	7	59	30

U.S. Life Insurance segment	57	39	52	92

Runoff segment	13	11	23	25
Corporate and Other activities	(75)	(43)	(134)	(89)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$200	$151	$325	$294

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2018	December 31, 2017
Assets:
U.S. Mortgage Insurance segment	$3,393	$3,273
Canada Mortgage Insurance segment	5,255	5,534
Australia Mortgage Insurance segment	2,696	2,973
U.S. Life Insurance segment	79,925	81,295
Runoff segment	10,472	10,907
Corporate and Other activities	736	1,315

Total assets	$102,477	$105,297

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, two putative stockholder class action lawsuits, captioned Rice v. Genworth Financial Incorporated, et al, and James v. Genworth Financial, Inc. et al, were filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. A third putative stockholder class action lawsuit captioned Rosenfeld Family Trust v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors. In February 2017, a fourth putative class action lawsuit captioned Chopp v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors and a fifth putative class action lawsuit captioned Ratliff v. Genworth Financial, Inc. et al, was filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. The complaints in all five actions allege, among other things, that the preliminary proxy statement filed by Genworth with the SEC on December 21, 2016 contains false and/or materially misleading statements and/or omits material information. The complaints assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and seek equitable relief, including declaratory and injunctive relief, and an award of attorneys’ fees and expenses. On February 2, 2017, the plaintiff in Rice filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 10, 2017, defendants filed an opposition to the preliminary injunction motion in the Rice action. Also on February 10, 2017, the plaintiff in Rosenfeld Family Trust filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 14, 2017, defendants filed a motion to transfer the Rosenfeld Family Trust action to the Eastern District of Virginia. On February 15, 2017, defendants filed a motion to transfer the Chopp action to the Eastern District of Virginia. On February 21, 2017, the parties to the Eastern District of Virginia actions (Rice, James and Ratliff) reached an agreement in principle to resolve the pending preliminary injunction motion in the Eastern District of Virginia through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction. On February 22, 2017, the plaintiffs in the Eastern District of Virginia withdrew their preliminary injunction motion in consideration of the agreed disclosures to be filed in a Form 8-K by February 24, 2017. Also on February 22, 2017, the court in the District of Delaware suspended briefing on the motion for preliminary injunction in the Rosenfeld Family Trust action and entered an order transferring the Rosenfeld Family Trust and Chopp actions to the Eastern District of Virginia. On February 23, 2017, the court in the Eastern District of Virginia set the Rosenfeld Family Trust preliminary injunction motion for a hearing on March 1, 2017. On February 26, 2017, defendants filed an opposition to the preliminary injunction motion in the Rosenfeld Family Trust action. On February 27, 2017, the parties in the Rosenfeld Family Trust action reached an agreement in principle to resolve the pending preliminary injunction motion in the Rosenfeld Family Trust action through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction, and the plaintiff in the Rosenfeld Family Trust action withdrew its preliminary injunction motion in consideration of the agreed disclosures as filed in a Form 8-K on February 28, 2017. On March 6, 2017, the court in the Eastern District of Virginia entered an order setting a schedule for proceedings to appoint a lead plaintiff and lead counsel for the purported class action. On March 7, 2017, the court in the Eastern District of Virginia consolidated the Rice, James, Ratliff, Rosenfeld Family Trust, and Chopp actions. On July 5, 2017, the court in the Eastern District of Virginia heard oral argument on the motion to appoint a lead plaintiff and lead counsel. On August 25, 2017, the court in the Eastern District of Virginia entered an order appointing the plaintiffs Alexander Rice and Brian James as lead plaintiffs and their counsel as lead counsel. In November, 2017, the parties reached an agreement in principle to settle the action based upon the previously provided additional disclosures, subject to confirmatory discovery and court approval. On April 4, 2018, the parties entered into a stipulation of settlement. On April 24, 2018, the court in the Eastern District of Virginia entered an order preliminarily approving the settlement and following a July 3, 2018 hearing, granted final approval of the settlement.

In December 2017, Genworth Holdings and Genworth Financial were named as defendants in an action captioned AXA S.A. v. Genworth Financial International Holdings, Inc., et al., in the High Court of Justice,

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business and Property Courts of England and Wales. In the action, AXA seeks in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited and Financial Assurance Company Limited, relating to alleged remediation it has paid to customers who purchased payment protection insurance. AXA also alleges that it is incurring losses on an ongoing basis and therefore that further sums will be demanded. In February 2018, Genworth served a Particulars of Defence and counterclaim against AXA, and also served other counterclaims against various parties, including Santander Cards UK Limited (“Santander”), alleging that Santander is responsible for any remediation paid to payment protection insurance customers. AXA and Santander have applied to the court for orders dismissing or staying the counterclaims. We intend to vigorously defend this action.

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

(b) Commitments

As of June 30, 2018, we were committed to fund $402 million in limited partnership investments, $90 million in U.S. commercial mortgage loan investments and $29 million in private placement investments. As of June 30, 2018, we were committed to fund $30 million of bank loan investments which had not yet been drawn.

(12) Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2018	$917	$1,927	$(217)	$2,627
OCI before reclassifications	(193)	(39)	(98)	(330)
Amounts reclassified from (to) OCI	6	(25)	—	(19)

Current period OCI	(187)	(64)	(98)	(349)

Balances as of June 30, 2018 before noncontrolling interests	730	1,863	(315)	2,278

Less: change in OCI attributable to noncontrolling interests	(6)	—	(43)	(49)

Balances as of June 30, 2018	$736	$1,863	$(272)	$2,327

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2017	$1,243	$2,036	$(183)	$3,096
OCI before reclassifications	(32)	48	61	77
Amounts reclassified from (to) OCI	(40)	(20)	—	(60)

Current period OCI	(72)	28	61	17

Balances as of June 30, 2017 before noncontrolling interests	1,171	2,064	(122)	3,113

Less: change in OCI attributable to noncontrolling interests	(9)	—	27	18

Balances as of June 30, 2017	$1,180	$2,064	$(149)	$3,095

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2018	$1,085	$2,065	$(123)	$3,027
Cumulative effect of changes in accounting	164	14	(47)	131
OCI before reclassifications	(541)	(165)	(185)	(891)
Amounts reclassified from (to) OCI	13	(51)	—	(38)

Current period OCI	(528)	(216)	(185)	(929)

Balances as of June 30, 2018 before noncontrolling interests	721	1,863	(355)	2,229

Less: change in OCI attributable to noncontrolling interests	(15)	—	(83)	(98)

Balances as of June 30, 2018	$736	$1,863	$(272)	$2,327

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2017	$1,262	$2,085	$(253)	$3,094
OCI before reclassifications	(25)	19	180	174
Amounts reclassified from (to) OCI	(58)	(40)	—	(98)

Current period OCI	(83)	(21)	180	76

Balances as of June 30, 2017 before noncontrolling interests	1,179	2,064	(73)	3,170

Less: change in OCI attributable to noncontrolling interests	(1)	—	76	75

Balances as of June 30, 2017	$1,180	$2,064	$(149)	$3,095

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $(14) million and $(5) million, respectively, net of taxes of $5 million and $1 million, respectively, related to a net unrecognized postretirement benefit obligation as of June 30, 2018 and 2017. The amount also includes taxes of $(46) million and $23 million, respectively, related to foreign currency translation adjustments as of June 30, 2018 and 2017. These balances include the impact of adopting new accounting guidance related to stranded tax effects.

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$8	$(61)	$16	$(89)	Net investment (gains) losses
(Provision) benefit for income taxes	(2)	21	(3)	31	Provision for income taxes

Total	$6	$(40)	$13	$(58)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(39)	$(31)	$(74)	$(61)	Net investment income
Interest rate swaps hedging assets	—	(1)	(5)	(2)	Net investment (gains) losses
Inflation indexed swaps	—	—	—	—	Net investment income
Benefit for income taxes	14	12	28	23	Provision for income taxes

Total	$(25)	$(20)	$(51)	$(40)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of June 30, 2018 and December 31, 2017, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and six months ended June 30, 2018 and 2017 and the condensed consolidating cash flow statement information for the six months ended June 30, 2018 and 2017.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of June 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$60,232	$(200)	$60,032
Equity securities, at fair value	—	—	758	—	758
Commercial mortgage loans	—	—	6,480	—	6,480
Restricted commercial mortgage loans related to securitization entities	—	—	90	—	90
Policy loans	—	—	1,872	—	1,872
Other invested assets	—	78	1,584	(12)	1,650
Investments in subsidiaries	13,052	12,180	—	(25,232)	—

Total investments	13,052	12,258	71,016	(25,444)	70,882
Cash, cash equivalents and restricted cash	—	547	1,696	—	2,243
Accrued investment income	—	—	606	(4)	602
Deferred acquisition costs	—	—	3,086	—	3,086
Intangible assets and goodwill	—	—	354	—	354
Reinsurance recoverable	—	—	17,385	—	17,385
Other assets	5	50	519	—	574
Intercompany notes receivable	—	165	1	(166)	—
Deferred tax assets	(15)	918	(302)	—	601
Separate account assets	—	—	6,750	—	6,750

Total assets	$13,042	$13,938	$101,111	$(25,614)	$102,477

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$37,913	$—	$37,913
Policyholder account balances	—	—	23,366	—	23,366
Liability for policy and contract claims	—	—	9,665	—	9,665
Unearned premiums	—	—	3,669	—	3,669
Other liabilities	7	167	1,808	(17)	1,965
Intercompany notes payable	125	200	41	(366)	—
Borrowings related to securitization entities	—	—	28	—	28
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,571	476	—	4,047
Deferred tax liability	—	—	23	—	23
Separate account liabilities	—	—	6,750	—	6,750

Total liabilities	132	3,938	84,049	(383)	87,736

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,981	9,095	18,420	(27,515)	11,981
Accumulated other comprehensive income (loss)	2,327	2,414	2,338	(4,752)	2,327
Retained earnings	1,301	(1,509)	(5,830)	7,339	1,301
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,910	10,000	14,931	(24,931)	12,910
Noncontrolling interests	—	—	2,131	(300)	1,831

Total equity	12,910	10,000	17,062	(25,231)	14,741

Total liabilities and equity	$13,042	$13,938	$101,111	$(25,614)	$102,477

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,136	$—	$1,136
Net investment income	—	4	828	(4)	828
Net investment gains (losses)	—	(8)	(6)	—	(14)
Policy fees and other income	—	1	209	(1)	209

Total revenues	—	(3)	2,167	(5)	2,159

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,205	—	1,205
Interest credited	—	—	152	—	152
Acquisition and operating expenses, net of deferrals	7	—	246	—	253
Amortization of deferred acquisition costs and intangibles	—	—	112	—	112
Interest expense	1	70	11	(5)	77

Total benefits and expenses	8	70	1,726	(5)	1,799

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(8)	(73)	441	—	360
Provision (benefit) for income taxes	32	(14)	93	—	111
Equity in income of subsidiaries	230	151	—	(381)	—

Income from continuing operations	190	92	348	(381)	249
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net income	190	92	348	(381)	249
Less: net income attributable to noncontrolling interests	—	—	59	—	59

Net income available to Genworth Financial, Inc.’s common stockholders	$190	$92	$289	$(381)	$190

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,276	$—	$2,276
Net investment income	(1)	7	1,633	(7)	1,632
Net investment gains (losses)	—	(2)	(43)	—	(45)
Policy fees and other income	—	1	412	(2)	411

Total revenues	(1)	6	4,278	(9)	4,274

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,516	—	2,516
Interest credited	—	—	308	—	308
Acquisition and operating expenses, net of deferrals	14	—	479	—	493
Amortization of deferred acquisition costs and intangibles	—	—	216	—	216
Interest expense	1	138	23	(9)	153

Total benefits and expenses	15	138	3,542	(9)	3,686

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(16)	(132)	736	—	588
Provision (benefit) for income taxes	38	(31)	167	—	174
Equity in income of subsidiaries	356	196	—	(552)	—

Income from continuing operations	302	95	569	(552)	414
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net income	302	95	569	(552)	414
Less: net income attributable to noncontrolling interests	—	—	112	—	112

Net income available to Genworth Financial, Inc.’s common stockholders	$302	$95	$457	$(552)	$302

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$190	$92	$348	$(381)	$249
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(179)	(167)	(185)	346	(185)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	(1)	(2)	3	(2)
Derivatives qualifying as hedges	(64)	(64)	(68)	132	(64)
Foreign currency translation and other adjustments	(55)	(46)	(97)	100	(98)

Total other comprehensive income (loss)	(300)	(278)	(352)	581	(349)

Total comprehensive loss	(110)	(186)	(4)	200	(100)
Less: comprehensive income attributable to noncontrolling interests	—	—	10	—	10

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(110)	$(186)	$(14)	$200	$(110)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$202	$99	$326	$(356)	$271
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(63)	(70)	(71)	132	(72)
Derivatives qualifying as hedges	28	28	32	(60)	28
Foreign currency translation and other adjustments	34	29	61	(63)	61

Total other comprehensive income (loss)	(1)	(13)	22	9	17

Total comprehensive income	201	86	348	(347)	288
Less: comprehensive income attributable to noncontrolling interests	—	—	87	—	87

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$201	$86	$261	$(347)	$201

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$302	$95	$569	$(552)	$414
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(511)	(462)	(526)	973	(526)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	(1)	(2)	3	(2)
Derivatives qualifying as hedges	(216)	(217)	(233)	450	(216)
Foreign currency translation and other adjustments	(102)	(82)	(185)	184	(185)

Total other comprehensive income (loss)	(831)	(762)	(946)	1,610	(929)

Total comprehensive loss	(529)	(667)	(377)	1,058	(515)
Less: comprehensive income attributable to noncontrolling interests	—	—	14	—	14

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(529)	$(667)	$(391)	$1,058	$(529)

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$357	$185	$596	$(651)	$487
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(83)	(101)	(84)	184	(84)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	(21)	(21)	(20)	41	(21)
Foreign currency translation and other adjustments	104	97	180	(201)	180

Total other comprehensive income (loss)	1	(24)	77	22	76

Total comprehensive income	358	161	673	(629)	563
Less: comprehensive income attributable to noncontrolling interests	—	—	205	—	205

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$358	$161	$468	$(629)	$358

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$302	$95	$569	$(552)	$414
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(356)	(196)	—	552	—
Dividends from subsidiaries	50	91	(141)	—	—
Amortization of fixed maturity securities discounts and premiums	—	3	(65)	—	(62)
Net investment losses	—	2	43	—	45
Charges assessed to policyholders	—	—	(359)	—	(359)
Acquisition costs deferred	—	—	(40)	—	(40)
Amortization of deferred acquisition costs and intangibles	—	—	216	—	216
Deferred income taxes	42	(117)	158	—	83
Trading securities, limited partnerships and derivative instruments	—	22	(217)	—	(195)
Stock-based compensation expense	15	—	1	—	16
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	59	(147)	—	(89)
Insurance reserves	—	—	691	—	691
Current tax liabilities	(27)	87	(97)	—	(37)
Other liabilities, policy and contract claims and other policy-related balances	(15)	(50)	(49)	(8)	(122)

Net cash from (used by) operating activities	10	(4)	563	(8)	561

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,979	—	1,979
Commercial mortgage loans	—	—	350	—	350
Restricted commercial mortgage loans related to securitization entities	—	—	16	—	16
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,920	—	1,920
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,082)	—	(4,082)
Commercial mortgage loans	—	—	(489)	—	(489)
Other invested assets, net	—	—	85	8	93
Policy loans, net	—	—	15	—	15
Intercompany notes receivable	—	(10)	58	(48)	—
Capital contributions to subsidiaries	(1)	—	1	—	—

Net cash used by investing activities	(1)	(10)	(147)	(40)	(198)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	503	—	503
Withdrawals from universal life and investment contracts	—	—	(1,177)	—	(1,177)
Proceeds from the issuance of long-term debt	—	441	—	—	441
Repayment and repurchase of long-term debt	—	(597)	—	—	(597)
Repayment of borrowings related to securitization entities	—	—	(12)	—	(12)
Repurchase of subsidiary shares	—	—	(49)	—	(49)
Dividends paid to noncontrolling interests	—	—	(50)	—	(50)
Intercompany notes payable	(7)	(59)	18	48	—
Other, net	(2)	(19)	19	—	(2)

Net cash used by financing activities	(9)	(234)	(748)	48	(943)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(52)	—	(52)

Net change in cash, cash equivalents and restricted cash	—	(248)	(384)	—	(632)
Cash, cash equivalents and restricted cash at beginning of period	—	795	2,080	—	2,875

Cash, cash equivalents and restricted cash at end of period	$—	$547	$1,696	$—	$2,243

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$357	$185	$596	$(651)	$487
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(383)	(268)	—	651	—
Dividends from subsidiaries	—	64	(64)	—	—
Amortization of fixed maturity securities discounts and premiums	—	3	(79)	—	(76)
Net investment (gains) losses	—	8	(143)	—	(135)
Charges assessed to policyholders	—	—	(365)	—	(365)
Acquisition costs deferred	—	—	(44)	—	(44)
Amortization of deferred acquisition costs and intangibles	—	—	233	—	233
Deferred income taxes	6	(14)	174	—	166
Trading securities, limited partnerships and derivative instruments	—	1	430	—	431
Stock-based compensation expense	14	—	4	—	18
Change in certain assets and liabilities:
Accrued investment income and other assets	(6)	(30)	12	1	(23)
Insurance reserves	—	—	806	—	806
Current tax liabilities	(4)	(88)	60	—	(32)
Other liabilities, policy and contract claims and other policy-related balances	(9)	64	(210)	(3)	(158)

Net cash from (used by) operating activities	(25)	(75)	1,410	(2)	1,308

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,358	—	2,358
Commercial mortgage loans	—	—	307	—	307
Restricted commercial mortgage loans related to securitization entities	—	—	11	—	11
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,587	—	2,587
Purchases and originations of investments:
Fixed maturity and equity securities	—	(46)	(4,687)	—	(4,733)
Commercial mortgage loans	—	—	(431)	—	(431)
Other invested assets, net	—	—	(640)	2	(638)
Policy loans, net	—	—	21	—	21
Intercompany notes receivable	—	(51)	47	4	—
Capital contributions to subsidiaries	(7)	—	7	—	—
Payments for business purchased, net of cash acquired	(7)	—	2	—	(5)

Net cash used by investing activities	(14)	(97)	(418)	6	(523)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	429	—	429
Withdrawals from universal life and investment contracts	—	—	(1,091)	—	(1,091)
Repayment of borrowings related to securitization entities	—	—	(12)	—	(12)
Dividends paid to noncontrolling interests	—	—	(52)	—	(52)
Intercompany notes payable	40	(47)	11	(4)	—
Other, net	(1)	(21)	(7)	—	(29)

Net cash from (used by) financing activities	39	(68)	(722)	(4)	(755)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	39	—	39

Net change in cash, cash equivalents and restricted cash	—	(240)	309	—	69
Cash, cash equivalents and restricted cash at beginning of period	—	998	1,786	—	2,784

Cash, cash equivalents and restricted cash at end of period	$—	$758	$2,095	$—	$2,853

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2017, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $500 million to us in 2018 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $500 million is unrestricted, our insurance subsidiaries may not pay dividends to us in 2018 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of June 30, 2018, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $12.6 billion and $11.9 billion, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2017 Annual Report on Form 10-K. References to “Genworth,” the “Company,” “we” or “our” herein are, unless the context otherwise requires, to Genworth Financial, Inc. on a consolidated basis.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the transaction with China Oceanwide Holdings Group Co., Ltd. (“China Oceanwide”) and our discussions with regulators in connection therewith. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•	risks related to the proposed transaction with China Oceanwide including: our inability to complete the transaction in a timely manner or at all; the parties’ inability to obtain regulatory approvals, or the possibility that such regulatory approvals may further delay the transaction or will not be received prior to August 15, 2018 (and either or both of the parties may not be willing to further waive their end date termination rights beyond August 15, 2018) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals (including those conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable); the risk that the parties will not be able to obtain other regulatory approvals, including in connection with the parties’ intent to seek approval of the China Oceanwide transaction with no unstacking or in connection with the current geo-political environment; the parties’ inability to agree on a new capital plan; the risk that a closing condition of the transaction may not be satisfied; existing and potential legal proceedings may be instituted against us in connection with the transaction that may delay the transaction, make it more costly or ultimately preclude it; the risk that the proposed transaction disrupts our current plans and operations as a result of the announcement and consummation of the transaction; certain restrictions during the pendency of the transaction that may impact our ability to pursue certain business opportunities or strategic transactions; continued availability of capital and financing to us before, or in the absence of, the consummation of the transaction; further rating agency actions and downgrades in our debt or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the transaction; the amount of the costs, fees, expenses and other charges related to the transaction; the risks related to diverting management’s attention from our ongoing business operations; the merger agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee; our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business;

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

•	risks relating to estimates, assumptions and valuations including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including the long-term care insurance claim reserves review we plan to undertake in the third or fourth quarter that will include a review of assumptions, which will consider the pressures resulting from claims utilization developments of policyholders); inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); adverse impact on our results of operations and changes in valuation of fixed maturity and equity securities;

•	risks relating to economic, market and political conditions including: downturns and volatility in global economies and equity and credit markets; interest rates and changes in rates (particularly given the historically low interest rate environment) have adversely impacted, and may continue to materially adversely impact, our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•	regulatory and legal risks including: extensive regulation of our businesses and changes in applicable laws and regulations (including changes to tax laws and regulations); litigation and regulatory investigations or other actions; dependence on dividends and other distributions from our subsidiaries (particularly our international subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries and insurance, regulatory or corporate law restrictions; adverse change in regulatory requirements, including risk-based capital; changes in regulations adversely affecting our international operations; inability to continue to maintain the private mortgage insurer eligibility requirements (“PMIERs”); inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements and hazardous financial condition standards; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our mortgage insurance businesses; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in tax laws; and changes in accounting and reporting standards;

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

China Oceanwide Transaction

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (the “Parent”), a limited liability company incorporated in the People’s Republic of China, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Parent. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of the Parent (the “Merger”). The Parent is a subsidiary of China Oceanwide. China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement.

Genworth Financial and China Oceanwide continue to work towards satisfying the closing conditions of the Merger as soon as possible. In June 2018, the Committee on Foreign Investment in the United States (“CFIUS”) completed its review of the proposed transaction and concluded that there are no unresolved national security concerns with respect to the proposed transaction. The completion of the CFIUS review satisfied one of the conditions to closing the proposed transaction. In connection with the CFIUS review of the proposed transaction, Genworth Financial and China Oceanwide entered into an agreement to implement a data security risk mitigation plan, which includes, among other things, the use of a U.S. third-party service provider to protect the personal data of Genworth Financial’s policyholders and customers in the United States.

The parties have also had ongoing discussions with the Delaware Department of Insurance (“DDOI”) on its review of the transaction, including the purchase by a Genworth holding company of Genworth Life and Annuity Insurance Company (“GLAIC”) from Genworth Life Insurance Company (“GLIC”), which we refer to as “unstacking.” As part of the transaction, China Oceanwide originally committed in the Merger Agreement to contribute $525 million of cash for the purpose of facilitating the GLAIC unstacking. This contribution combined with $175 million of cash previously committed by Genworth Holdings was intended to enable the Genworth holding company to purchase GLAIC from GLIC for a purchase price of $700 million and complete the GLAIC unstacking. After extensive discussions with the DDOI on different methodologies for establishing the fair market value for GLAIC, the parties and the DDOI have been unable to agree on the fair market value of GLAIC. As a result, Genworth Financial and China Oceanwide are working with the DDOI and other regulators to seek approval of the Merger without the GLAIC unstacking. Without the unstacking, China Oceanwide will not make the originally contemplated $525 million contribution.

The closing of the Merger remains subject to the receipt of required regulatory approvals in the U.S., China, and other international jurisdictions and other closing conditions. Genworth Financial and China Oceanwide also continue to be actively engaged with the other relevant regulators regarding the pending applications.

On June 28, 2018, Genworth Financial, the Parent and Merger Sub entered into a fifth waiver and agreement (“Fifth Waiver and Agreement”) pursuant to which Genworth Financial and the Parent each agreed to waive until August 15, 2018 its right to terminate the Merger Agreement and abandon the Merger in accordance with the terms of the Merger Agreement. The Fifth Waiver and Agreement extended the previous waiver and agreement extension deadline of July 1, 2018, and allows additional time for regulatory reviews of the transaction, although we expect the regulatory review process will extend beyond this date. If we are unable to reach an agreement as to a further extension of the deadline or are unable to satisfy the closing conditions by the applicable deadline, then either party may terminate the Merger Agreement. Genworth Financial and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible.

China Oceanwide originally committed in the Merger Agreement to contribute $600 million of cash to Genworth, subject to the consummation of the Merger, to address our senior unsecured notes due in May 2018 (the “May 2018 senior notes”), on or before their maturity. Due to the delays in the completion of the transaction, Genworth completed the $450 million senior secured term loan facility (“Term Loan”), as discussed below. Instead of the $600 million contribution from China Oceanwide, the proceeds of the Term Loan, together with $175 million of cash on hand, were used to retire the May 2018 senior notes. China Oceanwide therefore did not make the originally contemplated $600 million contribution for the May 2018 senior notes and the $525 million contribution for the GLAIC unstacking, China Oceanwide and Genworth are developing a new capital investment plan whereby China Oceanwide would contribute an aggregate of $1.5 billion to Genworth over time following the closing of the proposed transaction. The $1.5 billion contribution would be used to further improve our financial stability, which could include retiring debt due in 2020 and 2021 or enabling future growth opportunities.

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

Because of the recent decision by Genworth Financial and China Oceanwide not to pursue the GLAIC unstacking at this time in connection with the Merger, it is now contemplated that for the foreseeable future we will not separate and isolate our long-term care insurance business from our other U.S. life insurance businesses. However, we will continue to work to stabilize our long-term care insurance business primarily through our multi-year long-term care insurance rate action plan. Increasing premiums and/or implementing benefit modifications on our legacy long-term care insurance policies are critical to support the policy claims of the business. China Oceanwide has no future obligation and has expressed its intention not to contribute additional capital to support our legacy long-term care insurance business.

Term Loan

Due to the delay in the closing of the China Oceanwide transaction, we entered into the Term Loan with an aggregate principal amount of $450 million that was closed in March 2018. Proceeds of $441 million from the Term Loan were used together with $175 million of cash on hand to retire the principal and accrued interest of the May 2018 senior notes. In February 2018, Genworth Financial and China Oceanwide agreed to release $210 million of funds that were previously held in escrow for payment, among other things, of a termination fee to be paid to Genworth Financial under specified circumstances if China Oceanwide failed to fulfill certain obligations under the Merger Agreement. Genworth Financial and China Oceanwide also entered into a commitment agreement under which an affiliate of China Oceanwide agreed to commit funding for the Term Loan, subject to certain terms and conditions. This affiliate funded $60 million towards the Term Loan and was the lead investor in the transaction. The Term Loan includes a limited recourse guarantee secured by the publicly listed shares of Genworth MI Canada Inc. (“Genworth Canada”), held by Genworth Financial International Holdings, LLC (“GFIH”), an indirect wholly-owned subsidiary of Genworth Financial.

Strategic Alternatives

If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. As a result of the recent performance of our long-term care and life insurance businesses and the charges we recorded in the third quarter of 2016 and fourth quarters of 2016 and 2017, absent any alternative commitment of external capital, we believe there would be: considerable doubt as to the feasibility and timing of achieving an unstacking of any portion of GLAIC in the foreseeable future; increased pressure on and potential further downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share of the U.S. mortgage insurance industry; limitations on our ability to continue to write new long-term care insurance policies; and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt.

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

Ongoing Priorities

As noted above, stabilizing our U.S. life insurance businesses continues to be one of our long-term goals. We will continue to execute against this objective primarily through our multi-year long-term care insurance rate action plan. Increasing premiums and/or implementing benefit modifications on our legacy long-term care insurance policies are critical to support the policy claims of the business. In addition, reducing debt will remain a high priority. We believe that increased financial support and our strengthened financial foundation resulting from the China Oceanwide transaction would provide us with more options to manage our debt maturities and reduce overall indebtedness, which in turn is intended to improve our credit and ratings profile over time. Finally, we also believe that the completion of the China Oceanwide transaction would allow us to place greater focus on the future of our long-term care and mortgage insurance businesses while continuing to service our existing policyholders.

Executive Summary of Financial Results

Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated. Beginning in the first quarter of 2018, after-tax amounts assumed a tax rate of 21% compared to 35% in the prior year.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $190 million and $202 million during the three months ended June 30, 2018 and 2017, respectively.

•	Our U.S. Mortgage Insurance segment had net income available to Genworth Financial, Inc.’s common stockholders of $137 million during the three months ended June 30, 2018 compared to $91 million during the three months ended June 30, 2017. The increase was predominantly related to a $22 million favorable reserve adjustment in the current year mostly driven by lower expected claim rates. The increase was also driven by lower taxes and higher premiums principally related to an increase in insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year. The prior year also included a $10 million favorable reserve adjustment.

•	Our Canada Mortgage Insurance and Australia Mortgage Insurance segments had net income available to Genworth Financial, Inc.’s common stockholders of $40 million and $26 million, respectively, during the three months ended June 30, 2018. For the three months ended June 30, 2017, our Canada Mortgage Insurance and Australia Mortgage Insurance segments had net income available to Genworth financial, Inc.’s common stockholders of $58 million and $13 million, respectively. Lower taxes favorably impacted the earnings of both segments. However, in our Canada Mortgage Insurance segment, we also experienced higher losses in the second quarter of 2018. In our Australia Mortgage Insurance segment we recorded higher premiums and earnings principally from an increase in policy cancellations resulting from an initiative implemented in the second quarter of 2018 to more promptly identify loans that have been discharged or refinanced using newly available data. In addition, updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017 drove higher premiums and earnings in our Australia Mortgage Insurance segment in the current year.

•	Our U.S. Life Insurance segment had $50 million and $76 million of net income available to Genworth Financial, Inc.’s common stockholders for the three months ended June 30, 2018 and 2017, respectively. Higher reserves of $10 million in the prior year related to loss recognition testing that did not recur, favorable mortality, and lower interest credited and taxes in the current year increased earnings by $11 million in our fixed annuities business. Our long-term care insurance business continues to experience higher severity and frequency on new claims and higher utilization of available benefits which reduced earnings compared to the prior year. Our life insurance business experienced net favorable mortality for the three months ended June 30, 2018 and recorded lower tax expense. These increases were partially offset by higher ceded reinsurance in the current year resulting in $2 million of net income available to Genworth financial, Inc.’s common stockholders for the three months ended June 30, 2018, which was flat to prior year.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $302 million and $357 million during the six months ended June 30, 2018 and 2017, respectively. The current year net income available to Genworth Financial, Inc.’s common stockholders was largely attributable to our U.S. Mortgage Insurance segment, which represented $248 million of the total amount.

•	The loss ratio in our U.S. Mortgage Insurance segment was zero and 9% for the six months ended June 30, 2018 and 2017, respectively. The current year loss ratio was primarily driven by improvements in net benefit from cures and aging of existing delinquencies and from higher net earned premiums attributable to higher insurance in-force in the current year. The decrease in the current year was also attributable to a pre-tax favorable reserve adjustment of $28 million mostly associated with lower expected claim rates. The current year reserve adjustment reduced the loss ratio by eight percentage points for the six months ended June 30, 2018.

•	The loss ratio in our Canada Mortgage Insurance and Australia Mortgage Insurance segments were 14% and 29%, respectively, for the six months ended June 30, 2018. For the six months ended June 30, 2017, the loss ratio in our Canada Mortgage Insurance and Australia Mortgage Insurance segments were 10% and 34%, respectively. The loss ratio in our Canada Mortgage Insurance segment was driven mostly by lower favorable development in our loss reserves and higher new delinquencies, net of cures, as overall favorable regional macroeconomic conditions began to normalize in 2018 after experiencing considerable strength in 2017. The loss ratio in our Australia Mortgage Insurance segment was impacted predominantly from an increase in earned premiums driven mostly by updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017 and from higher policy cancellations, partially offset by higher losses in the current year.

•	Our effective tax rate decreased to 29.6% for the six months ended June 30, 2018 from 33.6% for the six months ended June 30, 2017. The decrease in the effective tax rate was primarily attributable to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which includes a change in the U.S. corporate federal income tax rate from 35% to 21%. This decrease was partially offset by the effect of foreign operations, which had an overall increase on the effective tax rate as our primary foreign subsidiaries are now in jurisdictions with higher statutory tax rates than the United States. The decrease was also partially offset by tax expense of $11 million in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income and from a provisional tax expense of $19 million in the current year related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries in light of the TCJA.

Significant Developments

The periods under review include, among others, the following significant developments.

U.S. Mortgage Insurance

•	PMIERs compliance. Our U.S. mortgage insurance business is compliant with the PMIERs capital requirements, with a prudent buffer. We estimate our U.S. mortgage insurance business had available assets of approximately 129% of the required assets under PMIERs as of June 30, 2018 compared to approximately 121% as of December 31, 2017. As of June 30, 2018 and December 31, 2017, the PMIERs sufficiency ratios were in excess of $700 million and $550 million, respectively, of available assets above the PMIERs requirements. The increase in the current year was driven, in part, by positive operating cash flows and a reduction in delinquent loans.

•	PMIERs 2.0. The GSEs shared with us a new draft summary and timeline of proposed revisions to PMIERs, referred to as PMIERs 2.0. We do not anticipate any new PMIERs financial requirements becoming effective before the first quarter of 2019. If PMIERs 2.0 is adopted in the form we have reviewed with an effective date of March 31, 2019, we estimate our U.S. mortgage insurance business would continue to have an excess of available assets relative to required assets under the revised standard, however, this amount would be significantly lower than under the existing PMIERs.

•	Adjusted operating income. Adjusted operating income was $248 million for the six months ended June 30, 2018, an increase of $84 million compared to the six months ended June 30, 2017, driven mostly by higher premiums resulting from an increase in mortgage insurance in-force and lower taxes and losses in the current year. The increase was also attributable to a $22 million favorable reserve adjustment in the current year primarily from lower expected claim rates. The prior year also included a $10 million favorable reserve adjustment.

•

Dividends paid. Our U.S. mortgage insurance business paid $50 million of dividends in the second quarter of 2018. We expect this will be the only dividend paid by our U.S. mortgage insurance business in 2018, however, the evaluation of future dividend plans is subject to current market conditions, among other factors, which are subject to change.

U.S. Life Insurance

•

Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and/or reduced benefits on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and/or reduced benefits on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these rate action filings, we received 46 filing approvals from 18 states during the six months ended June 30, 2018, representing a weighted-average increase of 49% on approximately $232 million in annualized in-force premiums. We also submitted 17 new filings in 7 states during the six months ended June 30, 2018 on approximately $77 million in annualized in-force premiums.

Liquidity and Capital Resources

•

Redemption of Genworth Holdings’ May 2018 senior notes. On May 22, 2018, Genworth Holdings redeemed $597 million of its 6.52% senior notes that were issued in May 2008 and matured in May 2018. A cash payment of $616 million comprising net proceeds of $441 million from the Term Loan and $175 million of existing cash on hand was used to fully redeem the principal and accrued interest balance of the May 2018 senior notes.

•

Secured Term Loan. On March 7, 2018, Genworth Holdings entered into a $450 million Term Loan, which matures in March 2023 and was issued at a 0.5% discount. Principal payments under the agreement are due quarterly, commencing on June 30, 2018, and are payable in equal amounts of 0.25% per quarter of the original principal amount with the remaining balance due at maturity. At our option, the Term Loan will bear interest at either an adjusted London Interbank Offered Rate (“LIBOR”) no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of 3.5% per annum. At June 30, 2018, the interest rate on the Term Loan was 6.5%. The Term Loan is unconditionally guaranteed by Genworth Financial, and GFIH has provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which is secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. GFIH is our indirect wholly-owned subsidiary and owns approximately 40.5% of the outstanding common stock of Genworth Canada. The Term Loan is subject to other terms and conditions, including but not limited to: voluntary prepayments subject to prepayment penalties, mandatory prepayments in the event of certain asset sales or the incurrence of further indebtedness by Genworth Financial and various financial covenants.

Financial Strength Ratings

On July 25, 2018, A.M. Best Company, Inc. (“A.M. Best”) affirmed the financial strength ratings of our principal life insurance subsidiaries and the credit rating of Genworth Financial and Genworth Holdings. Likewise, A.M. Best removed the under review with developing implications status on all existing Genworth ratings and assigned a stable outlook. These actions were taken by A.M. Best primarily from the outcome of the CFIUS review and our ability to address our May 2018 senior notes. For a further discussion of the financial strength ratings of our insurance subsidiaries, see “Item 1—Financial Strength Ratings” in our 2017 Annual Report on Form 10-K.

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as value of assets and liabilities. The U.S. and international financial markets we operate in have been impacted by concerns regarding regulatory changes, modest global growth and the rate and strength of recovery. Our mortgage insurance businesses in the U.S. and Canada have realized benefits in their financial results from improvements in the general macroeconomic environment. However, our other businesses continue to operate in a volatile economic environment characterized by low interest rates, modest global growth and fluctuating oil and commodity prices. Certain of these trends have begun to ease in 2018, particularly low interest rates, which have started to rise given actions taken at the U.S. Federal Reserve and economic forecasts that other central banks will consider taking similar actions to raise interest rates in 2018. Although the U.S. Federal Reserve increased its benchmark lending rate 25 basis points in June 2018, long-term interest rates remained at low levels. The U.S. Federal Reserve also revised its forecast for two additional rate increases, which would result in four rate increases in 2018. The median economist forecasts indicate three additional 25 basis point increases in 2019 and one in 2020. Given this robust forecast, we expect interest rates will continue to rise throughout 2018 but we remain uncertain at the pace in which this increase will occur and its ultimate impact on our businesses. In terms of economic projections from the U.S. Federal Reserve, during the second quarter of 2018, the unemployment rate outlook was revised lower while near-term growth and inflation projections were revised up. The U.S. Treasury yield curve continued to flatten in the second quarter of 2018 with short-term interest rates rising supported by the U.S. Federal Reserve increases, while long-term interest rates increased marginally due to ongoing speculation around tariffs and tensions associated with potential trade wars. Credit markets experienced modest spread widening primarily driven by periodic supply and demand imbalances rather than concerns about fundamental credit or macroeconomic issues. Though widely anticipated, the TCJA was not a catalyst for widespread debt reduction and a corresponding reduction in bond supply. Although the TCJA did result in cash-rich multinational companies exiting the debt issuance market, lower supply from such companies was more than offset by debt-financed merger and acquisition-related issuances in investment grade markets. Furthermore, fixed income issuance was slightly lower as compared to 2017. For a discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2017 Annual Report on Form 10-K.

Varied levels of economic growth, coupled with uncertain economic outlooks, changes in government policy, regulatory and tax reforms, and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities have been and could be further impacted going forward. In particular, factors such as government spending, monetary policies, the volatility and strength of the capital markets, further changes in tax policy and/or in U.S. tax legislation under the TCJA, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates and consumer behaviors moving forward.

The U.S. and international governments, the U.S. Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in past years to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks have taken actions to stimulate economies, stabilize financial systems and improve market liquidity. For example, in Canada, actions in certain regions have been taken to stabilize rising home prices to mitigate the potential for inflation on real estate values. This has had a negative impact on sales and has slowed home price appreciation in those regions. However, in aggregate, these actions had a positive effect in the short term, on the economies of these countries and their markets; however, there can be no assurance as to the future impact these types of actions may have on the economic and financial markets, including levels of interest rates and volatility. A U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$1,136	$1,111	$25	2%
Net investment income	828	801	27	3%
Net investment gains (losses)	(14)	101	(115)	(114)%
Policy fees and other income	209	210	(1)	—%

Total revenues	2,159	2,223	(64)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,205	1,206	(1)	—%
Interest credited	152	163	(11)	(7)%
Acquisition and operating expenses, net of deferrals	253	240	13	5%
Amortization of deferred acquisition costs and intangibles	112	139	(27)	(19)%
Interest expense	77	74	3	4%

Total benefits and expenses	1,799	1,822	(23)	(1)%

Income from continuing operations before income taxes	360	401	(41)	(10)%
Provision for income taxes	111	130	(19)	(15)%

Income from continuing operations	249	271	(22)	(8)%
Loss from discontinued operations, net of taxes	—	—	—	—%

Net income	249	271	(22)	(8)%
Less: net income attributable to noncontrolling interests	59	69	(10)	(14)%

Net income available to Genworth Financial, Inc.’s common stockholders	$190	$202	$(12)	(6)%

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•

Our Australia Mortgage Insurance segment increased $28 million largely due to higher policy cancellations resulting from an initiative implemented in the second quarter of 2018 to more promptly identify loans that have been discharged or refinanced using newly available data and from updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums in the current year on our existing insurance in-force.

•

Our U.S. Mortgage Insurance segment increased $14 million mainly attributable to higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

•

Our Canada Mortgage Insurance segment increased $5 million primarily from changes in foreign exchange rates, partially offset by updated premium recognition factors from the review of our premium earnings pattern in the current year. The three months ended June 30, 2018 included an increase of $6 million attributable to changes in foreign exchange rates.

•	Our U.S. Life Insurance segment decreased $24 million. Our long-term care insurance business increased $9 million largely from $16 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year. Our life insurance business decreased $33 million mainly attributable to higher ceded premiums in the current year from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in the current year.

Net investment income. Net investment income represents the income earned on our investments. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”

Net investment gains (losses). Net investment gains (losses) consist primarily of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our equity and trading securities and derivative instruments. For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

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

•	Our U.S. Mortgage Insurance segment decreased $17 million primarily attributable to a $28 million favorable reserve adjustment in the current year mostly driven by lower expected claim rates. The decrease was also driven by lower new delinquencies in the current year. The prior year also included a $15 million favorable reserve adjustment.

•	Our Runoff segment decreased $2 million primarily attributable to unfavorable mortality in our corporate-owned life insurance in the prior year that did not recur, partially offset by an increase in guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to less favorable equity market performance in the current year.

•	Our Canada Mortgage Insurance segment increased $15 million largely from less favorable development in our loss reserves and higher new delinquencies, net of cures, partially offset by a lower average reserve per delinquency in the current year.

•	Our Australia Mortgage Insurance segment increased $2 million largely attributable to $6 million of favorable non-reinsurance recoveries on paid claims in the prior year that did not recur and aging of existing delinquencies, partially offset by lower new delinquencies, net of cures, in the current year.

•	Our U.S. Life Insurance segment was flat compared to prior year. Our long-term care insurance business increased $53 million mainly from aging and growth of the in-force block, higher severity and frequency of new claims, higher utilization of available benefits and a less favorable impact of $12 million from reduced benefits in the current year related to in-force rate actions approved and implemented. Our life insurance business decreased $23 million primarily attributable to higher ceded benefits in the current year from new reinsurance treaties effective in December 2017. The decrease was also as a result of favorable mortality in our term life insurance products, partially offset by unfavorable mortality in our universal and term universal life insurance products in the current year. Our fixed annuities business decreased $30 million largely attributable to higher reserves of $16 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur and from favorable mortality in the current year.

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

•	Our Australia Mortgage Insurance segment increased $8 million from a reclass of contract fees amortization expense to amortization of DAC and intangibles in the prior year that did not recur.

•	Our Canada Mortgage Insurance segment increased $4 million mainly driven by higher stock-based compensation expense in the current year.

•	Our U.S. Mortgage Insurance segment increased $4 million primarily from higher compensation expenses and professional fees in the current year.

•	Corporate and Other activities decreased $3 million mainly driven by lower consulting fees and lower net expenses after allocations in the current year. These decreases were partially offset by a reversal of a legal settlement accrual in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our U.S. Life Insurance segment decreased $23 million driven mostly by our life insurance business largely related to a $41 million unfavorable term conversion mortality assumption correction in the prior year that did not recur and lower lapses in the current year. These decreases were partially offset by an $11 million favorable refinement related to reinsurance rates in the prior year that did not recur.

•	Our Australia Mortgage Insurance segment decreased $5 million primarily as a result of an $8 million prior year reclass of contract fees amortization expense from acquisition and operating expenses, net of deferrals, as discussed above. The decrease was partially offset by higher contract fees amortization in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits. Corporate and Other activities increased $4 million largely driven by the Term Loan entered into by Genworth Holdings in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year, partially offset by lower interest expense associated with the redemption of $597 million of Genworth Holdings’ senior notes in May 2018.

Provision for income taxes. The effective tax rate decreased to 30.8% for the three months ended June 30, 2018 from 32.5% for the three months ended June 30, 2017. The decrease in the effective tax rate for the three months ended June 30, 2018 was primarily attributable to the enactment of the TCJA, which included a change in the U.S. corporate federal income tax rate from 35% to 21%. This decrease was partially offset by the effect of foreign operations, which had an overall increase on the effective tax rate as our primary foreign subsidiaries are now in jurisdictions with higher statutory tax rates than the United States. The decrease was also partially offset by tax expense of $6 million in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income and from a provisional tax expense of $19 million in the current year related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries in light of the TCJA.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$2,276	$2,247	$29	1%
Net investment income	1,632	1,591	41	3%
Net investment gains (losses)	(45)	135	(180)	(133)%
Policy fees and other income	411	421	(10)	(2)%

Total revenues	4,274	4,394	(120)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,516	2,452	64	3%
Interest credited	308	330	(22)	(7)%
Acquisition and operating expenses, net of deferrals	493	510	(17)	(3)%
Amortization of deferred acquisition costs and intangibles	216	233	(17)	(7)%
Interest expense	153	136	17	13%

Total benefits and expenses	3,686	3,661	25	1%

Income from continuing operations before income taxes	588	733	(145)	(20)%
Provision for income taxes	174	246	(72)	(29)%

Income from continuing operations	414	487	(73)	(15)%
Loss from discontinued operations, net of taxes	—	—	—	—%

Net income	414	487	(73)	(15)%
Less: net income attributable to noncontrolling interests	112	130	(18)	(14)%

Net income available to Genworth Financial, Inc.’s common stockholders	$302	$357	$(55)	(15)%

Premiums

•	Our Australia Mortgage Insurance segment increased $45 million largely due to updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums in the current year on our existing insurance in-force and from higher policy cancellations resulting from an initiative implemented in the second quarter of 2018 to more promptly identify loans that have been discharged or refinanced using newly available data. The increase was also attributable to a new structured insurance transaction completed in the first quarter of 2018. The six months ended June 30, 2018 included an increase of $6 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $24 million mainly attributable to higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

•	Our Canada Mortgage Insurance segment increased $18 million primarily from changes in foreign exchange rates, from the seasoning of our larger, more recent in-force blocks of business and from updated premium recognition factors from the review of our premium earnings pattern in the current year. The six months ended June 30, 2018 included an increase of $13 million attributable to changes in foreign exchange rates.

•	Our U.S. Life Insurance segment decreased $60 million. Our long-term care insurance business increased $6 million largely from $35 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year. Our life insurance business decreased $66 million mainly attributable to higher ceded premiums in the current year from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in the current year.

Net investment income. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”

Net investment gains (losses). For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. Our U.S. Life Insurance segment decreased $8 million mostly attributable to our life insurance business primarily from a decline in our term universal and universal life insurance in-force blocks in the current year.

Benefits and other changes in policy reserves

•	Our U.S. Life Insurance segment increased $74 million. Our long-term care insurance business increased $146 million principally from aging and growth of the in-force block, higher utilization of available benefits, higher severity and frequency of new claims and a less favorable impact of $20 million from reduced benefits in the current year related to in-force rate actions approved and implemented. Our life insurance business decreased $37 million primarily attributable to higher ceded benefits in the current year from new reinsurance treaties effective in December 2017. The decrease was also the result of favorable mortality in our term life insurance products, partially offset by unfavorable mortality in our universal and term universal life insurance products and less favorable reserve releases in our term life insurance products in the current year. Our fixed annuities business decreased $35 million largely attributable to higher reserves of $22 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur and from favorable mortality in the current year.

•	Our Canada Mortgage Insurance segment increased $13 million largely from less favorable development in our loss reserves and higher new delinquencies, net of cures, partially offset by a lower average reserve per delinquency in the current year.

•	Our Australia Mortgage Insurance segment increased $4 million largely attributable to $6 million of favorable non-reinsurance recoveries on paid claims in the prior year that did not recur and aging of existing delinquencies, partially offset by lower new delinquencies, net of cures, in the current year.

•	Our U.S. Mortgage Insurance segment decreased $30 million primarily from a $28 million favorable reserve adjustment in the current year mostly driven by lower expected claim rates. The decrease was also attributable to favorable net cures and aging of existing delinquencies and lower new delinquencies in the current year. The prior year also included a $15 million favorable reserve adjustment.

Interest credited. Our U.S. Life Insurance segment decreased $26 million primarily related to our fixed annuities business predominantly from a decline in average account values and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals

•	Our U.S. Life Insurance segment decreased $14 million mostly driven by our long-term care insurance business predominantly from $21 million of guaranty fund assessments in connection with the Penn Treaty Network America Insurance Company and American Network Insurance Company (“Penn Treaty”) liquidation in the prior year that did not recur, partially offset by higher premium taxes in the current year.

•	Corporate and Other activities decreased $6 million mainly driven by lower consulting fees and lower net expenses after allocations in the current year. These decreases were partially offset by a reversal of a legal settlement accrual in the prior year that did not recur.

•	Our U.S. Mortgage Insurance segment increased $3 million primarily from higher compensation expenses and professional fees in the current year.

Amortization of deferred acquisition costs and intangibles. Our U.S. Life Insurance segment decreased $22 million driven mostly by our life insurance business largely related to a $41 million unfavorable term conversion mortality assumption correction in the prior year that did not recur and lower lapses in the current year. These decreases were partially offset by an $11 million favorable refinement related to reinsurance rates in the prior year that did not recur.

Interest expense. Corporate and Other activities increased $16 million largely driven by a favorable correction of $11 million related to our Tax Matters Agreement liability in the prior year that did not recur, higher interest expense related to the Term Loan entered into by Genworth Holdings in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year. These increases were partially offset by lower interest expense associated with the redemption of $597 million of Genworth Holdings’ senior notes in May 2018.

Provision for income taxes. The effective tax rate decreased to 29.6% for the six months ended June 30, 2018 from 33.6% for the six months ended June 30, 2017. The decrease in the effective tax rate for the six months ended June 30, 2018 was primarily attributable to the enactment of the TCJA, which included a change in the U.S. corporate federal income tax rate from 35% to 21%. This decrease was partially offset by the effect of foreign operations, which had an overall increase on the effective tax rate as our primary foreign subsidiaries are now in jurisdictions with higher statutory tax rates than the United States. The decrease was also partially offset by tax expense of $11 million in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income and from a provisional tax expense of $19 million in the current year related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries in light of the TCJA.

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

On December 22, 2017, the TCJA was signed into law. The TCJA reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning on January 1, 2018. Therefore, beginning in the first quarter of 2018, we assumed a tax rate of 21% on certain adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders and in the explanation of specific variances of operating performance (unless otherwise indicated). In the prior year, we assumed a tax rate of 35%, the previous U.S. corporate federal income tax rate prior to the enactment of the TCJA, on certain adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders and in the explanation of specific variances of operating performance. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Net income available to Genworth Financial, Inc.’s common stockholders	$190	$202	$302	$357
Add: net income attributable to noncontrolling interests	59	69	112	130

Net income	249	271	414	487
Loss from discontinued operations, net of taxes	—	—	—	—

Income from continuing operations	249	271	414	487
Less: income from continuing operations attributable to noncontrolling interests	59	69	112	130

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	190	202	302	357
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	12	(79)	29	(99)
Expenses related to restructuring	—	—	—	1
Taxes on adjustments	(2)	28	(6)	35

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$200	$151	$325	$294

(1)

For the three months ended June 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million and zero, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $(1) million and $22 million, respectively. For the six months ended June 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(4) million and zero, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $(12) million and $36 million, respectively.

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

Earnings per share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2018	2017	2018	2017
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.38	$0.40	$0.60	$0.72

Diluted	$0.38	$0.40	$0.60	$0.71

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.38	$0.40	$0.60	$0.72

Diluted	$0.38	$0.40	$0.60	$0.71

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.40	$0.30	$0.65	$0.59

Diluted	$0.40	$0.30	$0.65	$0.59

Weighted-average common shares outstanding:
Basic	500.6	499.0	500.1	498.8

Diluted	502.6	501.2	502.6	501.1

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 10 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities.

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: new insurance written for mortgage insurance and annualized first-year premiums for long-term care insurance products. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider new insurance written and annualized first-year premiums to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

U.S. Mortgage Insurance segment

Trends and conditions

Results of our U.S. mortgage insurance business are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, the number of first-time homebuyers, and mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies; the effect of seasonal variations; the inventory of unsold homes; loan modification and other servicing efforts; and litigation, among other items. Our results are subject to the performance of the U.S. housing market and the extent of the adverse impact of seasonality that we experience historically in the second half of the year.

The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs and the U.S. government, including the Federal Housing Administration (“FHA”), the Federal Housing Finance Agency, and the U.S. Congress, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits as well as low-down-payment programs available through the FHA or GSEs. In the first quarter of 2018, Freddie Mac introduced to certain lenders a pilot program, Integrated Mortgage Insurance, commonly referred to as “IMAGIN,” as an alternative to private mortgage insurance, which transfers default risk on high loan-to-value mortgages to a panel of reinsurers approved by Freddie Mac. In July 2018, Fannie Mae introduced a similar pilot program, Enterprise Paid Mortgage Insurance (“EPMI”). As currently designed and implemented, we believe these pilot programs are targeted towards approximately 2% of the total aggregate private mortgage insurance available market in 2018 and compete with lender paid private mortgage insurance, which represented approximately 8% of our new insurance written in the second quarter of 2018. For more information about the potential future impact, see Item 1A—Risk Factors—“Fannie Mae and Freddie Mac exert significant influence over the U.S. mortgage insurance market and changes to the role or structure of Freddie Mac or Fannie Mae could have a material adverse impact on our U.S. mortgage insurance business”; and “The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2017 Annual Report on Form 10-K.

Mortgage origination volume increased during the second quarter of 2018 compared to the second quarter of 2017, primarily due to an increase in purchase originations, partially offset by a decline in refinance mortgage originations. The decline in refinance mortgage originations was driven by increases in interest rates. Our flow persistency was 83% during the second quarter of 2018 compared to 82% in the second quarter of 2017, due in part to the increase in interest rates. Our U.S. mortgage insurance estimated market share for the second quarter of 2018 decreased modestly compared to the first quarter of 2018 and increased modestly compared to the second quarter of 2017. Our market share continues to be pressured by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition and the proposed transaction with China Oceanwide. In addition, the recent increase in customer concentration that we have experienced with our top ten lenders could lead to incremental volatility in future market share. For more information on the potential impacts due to competition and increased customer concentration, see Item 1A—Risk Factors—“Competitors could negatively affect our ability to maintain or increase our market share and profitability”; and “Our reliance on key customer or distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced” in our 2017 Annual Report on Form 10-K.

During the second quarter, in reaction to price changes in the marketplace, we introduced new pricing for our national borrower-paid monthly and borrower-paid single premium rate plans. Our new pricing included two new rate adjustors, co-borrower and debt-to-income, which more closely align price to the performance of the loans that we insure. We believe our new rate plans reduce the weighted average price by approximately 10% for borrower-paid monthly and by approximately 12% for borrower-paid singles rate plans while maintaining aggregate pricing returns in the mid-teens.

New insurance written increased 16% during the second quarter of 2018 compared to the second quarter of 2017 primarily due to a larger purchase originations market. In the second quarter of 2018, we experienced an increase in the percentage of 97% loan-to-value new insurance written as well as the percentage of loans with debt-to-income ratios greater than 45% compared to the second quarter of 2017, as the result of GSE changes in underwriting guidelines for purchase transactions. The percentage of single premium new insurance written decreased in the second quarter of 2018 compared to the second quarter of 2017, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. At the end of the first quarter of 2018, we implemented a guideline limit on loans with debt-to-income ratios greater than 45% with Fair Isaac Company (“FICO”) scores less than 700, which led to a reduction in the concentration of this business in our new insurance written in the second quarter of 2018.

Our loss ratio was (8)% for the three months ended June 30, 2018 compared to 2% for the three months ended June 30, 2017. The loss ratio decreased primarily from improvements in the net benefit from cures and aging of existing delinquencies and from higher net earned premiums attributable to higher insurance in-force in the current year. The decrease was also attributable to a favorable reserve adjustment of $28 million mostly associated with lower expected claim rates. This adjustment reduced our loss ratio by 15 percentage points for the three months ended June 30, 2018. The prior year also included a $15 million favorable reserve adjustment, which reduced our loss ratio by eight percentage points for the three months ended June 30, 2017. The new delinquencies reported in the fourth quarter of 2017 in the areas impacted by hurricanes Harvey and Irma continued to perform consistent with our prior expected claim frequency for these delinquencies. As a result, there were no incremental incurred losses from these delinquencies in the first half of 2018. Foreclosure starts decreased in the second quarter of 2018 as compared to the second quarter of 2017. Additionally, we have seen a reduction in loans that have been subject to a modification or workout. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies.

In the second quarter of 2018, our U.S. mortgage insurance business paid a $50 million dividend to a Genworth holding company. We expect this will be the only dividend paid by our U.S. mortgage insurance business in 2018, however, the evaluation of future dividend plans is subject to current market conditions, among other factors, which are subject to change.

As of June 30, 2018, Genworth Mortgage Insurance Corporation’s (“GMICO”) risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 12.8:1, compared with a risk-to-capital ratio of approximately 12.7:1 as of March 31, 2018 and approximately 12.9:1 as of December 31, 2017. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated within the business or capital support (if any) that we provide.

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of June 30, 2018, we estimate our U.S. mortgage insurance business had available assets of approximately 129% of the required assets under PMIERs compared to approximately 124% as of March 31, 2018 and 121% as of December 31, 2017. As of June 30, 2018, March 31, 2018 and December 31, 2017, the PMIERs sufficiency ratios were in excess of $700 million, $600 million and $550 million, respectively, of available assets above the PMIERs requirements. The increase in the second quarter of 2018 was driven, in part, by positive operating cash flows and the reduction in delinquent loans. The new delinquencies reported in the fourth quarter of 2017 in the areas impacted by hurricanes Harvey and Irma continue to cure in line with our original loss expectations. This cure performance has reduced the negative impact to the PMIERs sufficiency ratio from four points to two points in the second quarter of 2018. The increase in the PMIERs sufficiency ratio was partially offset by the $50 million dividend paid by our U.S. mortgage insurance business in the second quarter of 2018. The reinsurance transactions covering our 2014 through 2017 book years provided an aggregate of approximately $585 million of PMIERs capital credit as of June 30, 2018. The GSEs have recently shared a new draft summary and timeline of proposed revisions to PMIERs, referred to as “PMIERs 2.0”. We do not anticipate any new PMIERs financial requirements becoming effective before the first quarter of 2019. If PMIERs 2.0 is adopted in the form we have reviewed with an effective date of March 31, 2019, we estimate our U.S. mortgage insurance business would continue to have an excess of available assets relative to required assets under the revised standard, however, this amount would be significantly lower than under existing PMIERs. Non-disclosure agreements are in place with both GSEs and we cannot comment on specific provisions within PMIERs 2.0 at this time.

As of June 30, 2018, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $11.5 billion of insurance in-force, with approximately $10.9 billion of those loans from our

2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. On August 17, 2017, the U.S. government extended HARP through December 31, 2018. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

Segment results of operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$184	$170	$14	8%
Net investment income	23	18	5	28%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	1	1	—	—%

Total revenues	208	189	19	10%

Benefits and expenses:
Benefits and other changes in policy reserves	(14)	3	(17)	NM (1)
Acquisition and operating expenses, net of deferrals	45	41	4	10%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%

Total benefits and expenses	34	47	(13)	(28)%

Income from continuing operations before income taxes	174	142	32	23%
Provision for income taxes	37	51	(14)	(27)%

Income from continuing operations	137	91	46	51%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$137	$91	$46	51%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly attributable to a $22 million favorable reserve adjustment in the current year mostly driven by lower expected claim rates. The increase was also driven by lower taxes and higher premiums principally related to an increase in insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year. The prior year also included a $10 million favorable reserve adjustment.

Revenues

Premiums increased mainly attributable to higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to a $28 million favorable reserve adjustment mostly driven by lower expected claim rates in the current year. The decrease was also driven by lower new delinquencies in the current year. The prior year also included a $15 million favorable reserve adjustment.

Acquisition and operating expenses, net of deferrals, increased primarily from higher compensation expenses and professional fees in the current year.

Provision for income taxes. The effective tax rate decreased to 21.3% for the three months ended June 30, 2018 from 36.0% for the three months ended June 30, 2017. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$363	$339	$24	7%
Net investment income	44	35	9	26%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	1	2	(1)	(50)%

Total revenues	408	376	32	9%

Benefits and expenses:
Benefits and other changes in policy reserves	2	32	(30)	(94)%
Acquisition and operating expenses, net of deferrals	84	81	3	4%
Amortization of deferred acquisition costs and intangibles	7	7	—	—%

Total benefits and expenses	93	120	(27)	(23)%

Income from continuing operations before income taxes	315	256	59	23%
Provision for income taxes	67	92	(25)	(27)%

Income from continuing operations	248	164	84	51%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$248	$164	$84	51%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly from higher premiums resulting from an increase in mortgage insurance in-force and lower taxes and losses in the current year. The increase was also attributable to a $22 million favorable reserve adjustment in the current year mostly driven by lower expected claim rates. The prior year also included a $10 million favorable reserve adjustment.

Revenues

Premiums increased mainly attributable to higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily from a $28 million favorable reserve adjustment in the current year mostly driven by lower expected claim rates. The decrease was also attributable to favorable net cures and aging of existing delinquencies and lower new delinquencies in the current year. The prior year also included a $15 million favorable reserve adjustment.

Acquisition and operating expenses, net of deferrals, increased primarily from higher compensation expenses and professional fees in the current year.

Provision for income taxes. The effective tax rate decreased to 21.2% for the six months ended June 30, 2018 from 35.9% for the six months ended June 30, 2017. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Primary insurance in-force (1)	$159,500	$143,000	$16,500	12%
Risk in-force	$38,700	$34,600	$4,100	12%

(1)

Primary insurance in-force represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
New insurance written	$11,400	$9,800	$1,600	16%	$20,400	$17,400	$3,000	17%
Net premiums written	$191	$186	$5	3%	$376	$361	$15	4%

Primary insurance in-force and risk in-force

Primary insurance in-force increased largely from $17.0 billion in higher flow insurance in-force, which increased from $141.2 billion as of June 30, 2017 to $158.2 billion as of June 30, 2018 as a result of new insurance written, partially offset by lapses during the current year. The increase in flow insurance in-force was partially offset by a decline of $0.5 billion in bulk insurance in-force, which decreased from $1.8 billion as of June 30, 2017 to $1.3 billion as of June 30, 2018 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow insurance in-force. Flow persistency was 83% for the six months ended June 30, 2018 and 2017.

New insurance written

For the three and six months ended June 30, 2018, new insurance written increased primarily driven by a larger purchase originations market in the current year.

Net premiums written

Net premiums written for the three and six months ended June 30, 2018 increased primarily from higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Loss ratio	(8)%	2%	(10)%	—%	9%	(9)%
Expense ratio (net earned premiums)	26%	26%	—%	25%	26%	(1)%
Expense ratio (net premiums written)	25%	24%	1%	24%	24%	—%

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

The loss ratio for the three and six months ended June 30, 2018 decreased primarily from improvements in net benefit from cures and aging of existing delinquencies and from higher net earned premiums attributable to higher insurance in-force in the current year. The decrease in the current year was also attributable to a favorable reserve adjustment of $28 million mostly associated with lower expected claim rates. The current year reserve adjustment reduced the loss ratio by 15 percentage points and 8 percentage points for the three and six months ended June 30, 2018, respectively. The prior year also included a $15 million favorable reserve adjustment.

The expense ratio (net earned premiums) for the six months ended June 30, 2018 decreased slightly driven primarily by higher net earned premiums in the current year.

The expense ratio (net premiums written) for the three months ended June 30, 2018 increased slightly driven predominantly by higher operating expenses, partially offset by higher net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2018	December 31, 2017	June 30, 2017
Primary insurance:
Insured loans in-force	762,727	742,094	714,254
Delinquent loans	18,051	23,188	20,677
Percentage of delinquent loans (delinquency rate)	2.37%	3.12%	2.89%

Flow loan in-force	748,497	725,748	695,383
Flow delinquent loans	17,505	22,483	19,733
Percentage of flow delinquent loans (delinquency rate)	2.34%	3.10%	2.84%

Bulk loans in-force	14,230	16,346	18,871
Bulk delinquent loans (1)	546	705	944
Percentage of bulk delinquent loans (delinquency rate)	3.84%	4.31%	5.00%

A minus and sub-prime loans in-force	16,928	18,912	20,797
A minus and sub-prime delinquent loans	3,058	4,054	4,148
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	18.06%	21.44%	19.95%

Pool insurance:
Insured loans in-force	4,774	5,039	5,406
Delinquent loans	204	249	276
Percentage of delinquent loans (delinquency rate)	4.27%	4.94%	5.11%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 445 as of June 30, 2018, 614 as of December 31, 2017 and 653 as of June 30, 2017.

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

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2018
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,318	$29	$318	9%
4 - 11 payments	5,556	104	260	40%
12 payments or more	4,631	181	232	78%

Total	17,505	$314	$810	39%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2017
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,594	$46	$474	10%
4 - 11 payments	6,178	125	279	45%
12 payments or more	5,711	237	281	84%

Total	22,483	$408	$1,034	39%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of June 30, 2018	Percent of total reserves as of June 30, 2018 (1)	Delinquency rate
			June 30, 2018	December 31, 2017	June 30, 2017
By Region:
Southeast (2)	18%	23%	3.15%	4.60%	3.42%
South Central (3)	16	11	2.30%	3.30%	2.57%
Pacific (4)	16	8	1.30%	1.56%	1.54%
Northeast (5)	12	30	3.74%	4.67%	5.20%
North Central (6)	11	9	1.96%	2.34%	2.37%
Great Lakes (7)	11	6	1.72%	2.09%	2.11%
Mid-Atlantic (8)	6	5	2.19%	2.79%	3.07%
New England (9)	6	6	2.27%	2.75%	2.98%
Plains (10)	4	2	1.88%	2.36%	2.39%

Total	100%	100%	2.37%	3.12%	2.89%

(1)	Total reserves were $352 million as of June 30, 2018.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(5)	New Jersey, New York and Pennsylvania.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of June 30, 2018	Percent of total reserves as of June 30, 2018 (1)	Delinquency rate
			June 30, 2018	December 31, 2017	June 30, 2017
By State:
California	9%	4%	1.21%	1.45%	1.29%
Texas	7%	5%	2.77%	4.41%	2.71%
Florida	6%	13%	4.57%	7.99%	3.76%
Illinois	6%	6%	2.27%	2.70%	2.71%
New York	5%	16%	3.99%	4.77%	5.36%
Washington	5%	2%	1.05%	1.19%	1.27%
Michigan	4%	1%	1.26%	1.51%	1.46%
Pennsylvania	4%	4%	2.80%	3.50%	3.66%
Ohio	4%	2%	1.98%	2.43%	2.58%
North Carolina	3%	2%	2.15%	2.67%	2.91%

(1)	Total reserves were $352 million as of June 30, 2018.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of June 30, 2018:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.02%	9.7%	$1,900	1.2%	$361	0.9%
2005	5.57%	8.6	1,784	1.1	422	1.1
2006	5.71%	14.0	3,383	2.1	791	2.0
2007	5.64%	30.3	8,870	5.5	2,060	5.3
2008	5.16%	15.0	7,355	4.6	1,693	4.4
2009	4.91%	0.5	644	0.4	136	0.4
2010	4.64%	0.6	755	0.5	175	0.5
2011	4.54%	0.6	1,284	0.8	300	0.8
2012	3.85%	0.9	3,468	2.2	838	2.2
2013	4.07%	1.8	6,587	4.1	1,626	4.2
2014	4.44%	3.9	10,472	6.6	2,548	6.6
2015	4.13%	5.5	20,401	12.8	4,972	12.9
2016	3.87%	5.6	35,993	22.6	8,704	22.5
2017	4.24%	2.9	36,477	22.9	8,974	23.2
2018	4.59%	0.1	20,165	12.6	5,028	13.0

Total portfolio	4.44%	100.0%	$159,538	100.0%	$38,628	100.0%

(1)	Total reserves were $352 million as of June 30, 2018.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the second quarter of 2018, the Canadian dollar strengthened against the U.S. dollar compared to the second quarter of 2017, which favorably impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. However, the Canadian dollar weakened against the U.S. dollar compared to the first quarter of 2018, which unfavorably impacted our results. Any future movement in foreign exchange rates could impact future results.

The Canadian gross domestic product is expected to have experienced an increase in growth in the second quarter of 2018 compared to the first quarter of 2018, reflecting expansion in business investments and exports. The overnight interest rate in Canada increased to 1.50% in July 2018, up from 1.25% at the end of the first quarter of 2018 and 0.50% at the end of the second quarter of 2017. Canada’s unemployment rate increased slightly to 6.0% at the end of the second quarter of 2018 compared to 5.8% at the end of the first quarter of 2018 as an increase in workforce participation outpaced job creation.

National home prices increased in the second quarter of 2018 by approximately 3% compared to the second quarter of 2017 largely driven by the strong housing market in British Columbia, partially offset by home price declines in Toronto. The increase was approximately 2% compared to the first quarter of 2018 due to a rebound of home prices in Toronto and continued strength in British Columbia. Home sales in Canada decreased in the second quarter of 2018 by approximately 14% compared to the second quarter of 2017 and 3% compared to the first quarter of 2018. This was largely due to a slowdown in sales in both British Columbia and Ontario, particularly in the Greater Toronto Area (“GTA”). The slowdown in these areas was primarily driven by regulatory and housing policy changes, including the October 2017 release of Guideline B-20 Residential Mortgage Underwriting Practices and Procedures (the “B-20 Guideline”), as discussed below. The GTA sales decline was most pronounced following the release of the Ontario Provincial Government’s Fair Housing Plan in April 2017, which was designed to temper the real estate market in the GTA and surrounding areas. On February 20, 2018, the British Columbia Government released a plan to address housing affordability in the province. Among other measures, the plan included an increase and expansion of the existing foreign buyers’ tax and the introduction of a speculation tax applicable to both foreign and domestic buyers.

Our mortgage insurance business in Canada experienced higher losses in the second quarter of 2018 compared to the second quarter of 2017 primarily from less favorable development in our loss reserves and higher new delinquencies, net of cures, partially offset by a lower average reserve per delinquency. Our loss ratio in Canada was 15% for the second quarter of 2018 and 13% for the first quarter of 2018, resulting in a loss ratio of 14% for the first half of 2018. As a result of our loss ratio performance in the first half of 2018 and the economic forecast for the balance of the year, we expect our full year 2018 loss ratio to be higher than our full year 2017 loss ratio of 10%.

In the second quarter of 2018, flow new insurance written volumes remained flat in our mortgage insurance business in Canada compared to the second quarter of 2017 primarily resulting from a smaller originations market due to regulatory changes, offset by changes in foreign exchange rates and higher estimated market share. Earned premiums were higher as a result of changes in foreign exchange rates, partially offset by updated premium recognition factors from the review of our premium earnings pattern in the current year.

Bulk new insurance written levels were slightly higher in the second quarter of 2018 compared to the second quarter of 2017 primarily attributable to changes in foreign exchange rates, partially offset by lower demand as a result of regulatory changes that took effect in 2016 and a substantial increase in bulk insurance premium rates on mortgage applications received after December 31, 2016 in response to higher regulatory capital requirements. New insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of bulk mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance.

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”) and the Insurance Companies Act (Canada), under which our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by the Office of the Superintendent of Financial Institutions (“OSFI”). On January 1, 2017, the capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers” became effective. The advisory provides a standard framework for determining the capital requirements for residential mortgage insurance companies. Under this regulatory capital framework, the OSFI Supervisory MCT Target and PRMHIA requirement are both 150%. As of June 30, 2018, our MCT ratio under the framework was approximately 170%, which was above the supervisory target.

Compared to the prior capital framework, this framework is more risk sensitive and incorporates additional risk attributes, including credit score, remaining amortization and outstanding loan balance. The advisory includes supplementary capital requirements on new business in areas where home prices are high relative to borrower incomes upon origination. As a result of these higher regulatory capital requirements, our mortgage insurance business in Canada implemented an increase in premium rates of approximately 20% on flow new business effective March 17, 2017. Similarly, the business also increased its premium rates for bulk insurance. OSFI continues its review of the current capital framework and is expected to make refinements to take effect on January 1, 2019. It is still too early to determine the impact of any changes to the framework.

On October 17, 2017, OSFI released the final version of the B-20 Guideline, which applies to all federally-regulated financial institutions that are engaged in residential mortgage underwriting and/or the acquisition of residential mortgage loan assets in Canada. The guideline was effective January 1, 2018, and requires enhanced underwriting practices for all uninsured mortgages, including the application of a qualifying stress test. The B-20 Guideline does not directly impact the regulatory requirements for our mortgage insurance business in Canada, as it is governed by OSFI’s Guideline B-21 Residential Mortgage Insurance Underwriting Practices and Procedures. Although it is still too early to determine the impact this guideline will have on the Canadian mortgage and housing market, we believe that the B-20 Guideline will modestly reduce the high loan-to-value market size in Canada in 2018 even though qualifying insured mortgages have been subject to a mortgage rate stress test since November 30, 2016.

Segment results of operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$131	$126	$5	4%
Net investment income	34	31	3	10%
Net investment gains (losses)	(15)	47	(62)	(132)%

Total revenues	150	204	(54)	(26)%

Benefits and expenses:
Benefits and other changes in policy reserves	19	4	15	NM (1)
Acquisition and operating expenses, net of deferrals	20	16	4	25%
Amortization of deferred acquisition costs and intangibles	11	11	—	—%
Interest expense	4	5	(1)	(20)%

Total benefits and expenses	54	36	18	50%

Income from continuing operations before income taxes	96	168	(72)	(43)%
Provision for income taxes	24	56	(32)	(57)%

Income from continuing operations	72	112	(40)	(36)%
Less: income from continuing operations attributable to noncontrolling interests	32	54	(22)	(41)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	40	58	(18)	(31)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	8	(27)	35	130%
Taxes on adjustments	(2)	10	(12)	(120)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$46	$41	$5	12%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the three months ended June 30, 2018 and 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(7) million and $20 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily from lower income taxes, partially offset by higher losses in the current year.

Revenues

Premiums increased primarily from changes in foreign exchange rates, partially offset by updated premium recognition factors from the review of our premium earnings pattern in the current year. The three months ended June 30, 2018 included an increase of $6 million attributable to changes in foreign exchange rates.

Net investment income increased largely from changes in foreign exchange rates in the current year.

We had net investment losses in the current year compared to gains in the prior year. Net investment losses in the current year were primarily attributable to derivative losses largely from hedging non-functional currency transactions and from changes in the fair value of equity securities, partially offset by derivative gains on interest rate swaps. Net investment gains in the prior year were predominantly from derivative gains on interest rate swaps and foreign exchange gains on the sale of non-functional currency investment securities.

Benefits and expenses

Benefits and other changes in policy reserves increased largely from less favorable development in our loss reserves and higher new delinquencies, net of cures, partially offset by a lower average reserve per delinquency in the current year.

Acquisition and operating expenses, net of deferrals, increased mainly driven by higher stock-based compensation expense in the current year.

Provision for income taxes. The effective tax rate decreased to 25.5% for the three months ended June 30, 2018 from 33.0% for the three months ended June 30, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate of 27%.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$270	$252	$18	7%
Net investment income	68	63	5	8%
Net investment gains (losses)	(30)	58	(88)	(152)%

Total revenues	308	373	(65)	(17)%

Benefits and expenses:
Benefits and other changes in policy reserves	37	24	13	54%
Acquisition and operating expenses, net of deferrals	37	37	—	—%
Amortization of deferred acquisition costs and intangibles	21	21	—	—%
Interest expense	9	9	—	—%

Total benefits and expenses	104	91	13	14%

Income from continuing operations before income taxes	204	282	(78)	(28)%
Provision for income taxes	54	92	(38)	(41)%

Income from continuing operations	150	190	(40)	(21)%
Less: income from continuing operations attributable to noncontrolling interests	68	92	(24)	(26)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	82	98	(16)	(16)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	17	(33)	50	152%
Taxes on adjustments	(4)	12	(16)	(133)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$95	$77	$18	23%

(1)

For the six months ended June 30, 2018 and 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(13) million and $25 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly driven by higher premiums and lower income taxes, partially offset by higher losses in the current year.

Revenues

Premiums increased primarily from changes in foreign exchange rates, from the seasoning of our larger, more recent in-force blocks of business and from updated premium recognition factors from the review of our premium earnings pattern in the current year. The six months ended June 30, 2018 included an increase of $13 million attributable to changes in foreign exchange rates.

Net investment income increased largely from changes in foreign exchange rates in the current year.

We had net investment losses in the current year compared to gains in the prior year. Net investment losses in the current year were primarily attributable to derivative losses largely from hedging non-functional currency transactions and from changes in the fair value of equity securities, partially offset by derivative gains on interest rate swaps. Net investment gains in the prior year were predominantly from derivative gains on interest rate swaps and foreign exchange gains on the sale of non-functional currency investment securities.

Benefits and expenses

Benefits and other changes in policy reserves increased largely from less favorable development in our loss reserves and higher new delinquencies, net of cures, partially offset by a lower average reserve per delinquency in the current year.

Provision for income taxes. The effective tax rate decreased to 26.5% for the six months ended June 30, 2018 from 32.6% for the six months ended June 30, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate of 27%.

Canada Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Primary insurance in-force	$380,200	$371,500	$8,700	2%
Risk in-force	$133,100	$130,000	$3,100	2%

Three months ended June 30,	Increase (decrease) and percentage change	Six months ended June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
New insurance written	$4,600	$4,500	$100	2%	$8,000	$14,800	$(6,800)	(46)%
Net premiums written	$133	$126	$7	6%	$225	$222	$3	1%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the three and six months ended June 30, 2018 and 2017, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written. Insurance in-force and risk in-force included decreases of $5.6 billion and $1.9 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

Excluding the impacts of changes in foreign exchange rates, new insurance written decreased for the three months ended June 30, 2018 primarily as a result of lower flow mortgage insurance written primarily from a smaller market size, due in part to the impact of regulatory changes and higher interest rates, partially offset by our higher estimated market share. New insurance written decreased for the six months ended June 30, 2018 predominantly from a decrease of $7.0 billion in bulk mortgage insurance written in the current year. The first quarter of 2017 included an increase in bulk insurance volumes primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016 ahead of regulatory changes. New insurance written for the three and six months ended June 30, 2018 included increases of $300 million and $400 million, respectively, attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. Our unearned premium reserves were $1.6 billion as of June 30, 2018 and June 30, 2017.

Net premiums written increased for the three months ended June 30, 2018 primarily from an increase of $6 million attributable to changes in foreign exchange rates and from an increase in flow premium rates. Net premiums written, excluding the effects of changes in foreign exchange rates, decreased for the six months ended June 30, 2018 primarily from lower bulk mortgage insurance written due to regulatory changes, partially offset by an increase in flow premium rates. The six months ended June 30, 2018 included an increase of $11 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Loss ratio	15%	4%	11%	14%	10%	4%
Expense ratio (net earned premiums)	23%	21%	2%	21%	23%	(2)%
Expense ratio (net premiums written)	23%	21%	2%	26%	26%	—%

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

The loss ratio increased for the three and six months ended June 30, 2018 primarily from lower favorable development in our loss reserves and higher new delinquencies, net of cures, as overall favorable regional macroeconomic conditions began to normalize in 2018 after experiencing considerable strength in 2017. These increases were partially offset by a lower average reserve per delinquency in the current year. The increase in the loss ratio for the six months ended June 30, 2018 was also partially offset by higher earned premiums largely from the seasoning of our larger, more recent in-force blocks of business and from a favorable adjustment of $3 million relating to updated premium recognition factors from the review of our premium earnings pattern in the current year.

The expense ratio (net earned premiums) increased for the three months ended June 30, 2018 primarily from higher stock-based compensation expense in the current year and decreased for the six months ended June 30, 2018 mainly from higher earned premiums in the current year.

The expense ratio (net premiums written) increased for the three months ended June 30, 2018 largely from higher stock-based compensation expense, partially offset by higher net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of the dates indicated:

	June 30, 2018	December 31, 2017	June 30, 2017
Primary insured loans in-force	2,137,221	2,110,324	2,082,586
Delinquent loans	1,742	1,718	1,809
Percentage of delinquent loans (delinquency rate)	0.08%	0.08%	0.09%
Flow loans in-force	1,470,826	1,447,794	1,418,076
Flow delinquent loans	1,406	1,369	1,476
Percentage of flow delinquent loans (delinquency rate)	0.10%	0.09%	0.10%
Bulk loans in-force	666,395	662,530	664,510
Bulk delinquent loans	336	349	333
Percentage of bulk delinquent loans (delinquency rate)	0.05%	0.05%	0.05%

Flow mortgage loans in-force increased from new policies written. The number of delinquent loans of our flow mortgage insurance increased compared to December 31, 2017 as overall favorable regional macroeconomic conditions began to normalize in 2018 after experiencing considerable strength in 2017.

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

	Percent of primary risk in-force as of June 30, 2018	Delinquency rate
		June 30, 2018	December 31, 2017	June 30, 2017
By province and territory:
Ontario	47%	0.03%	0.03%	0.03%
Alberta	16	0.17%	0.17%	0.19%
British Columbia	14	0.04%	0.05%	0.06%
Quebec	13	0.10%	0.11%	0.13%
Saskatchewan	3	0.28%	0.28%	0.26%
Nova Scotia	2	0.15%	0.16%	0.17%
Manitoba	2	0.10%	0.08%	0.08%
New Brunswick	1	0.15%	0.16%	0.12%
All other	2	0.20%	0.17%	0.16%

Total	100%	0.08%	0.08%	0.09%

Delinquency rates decreased slightly compared to June 30, 2017 reflecting regional housing market improvement, primarily in Quebec and Alberta, driven mostly by continued favorable macroeconomic conditions that began in 2017, mostly offset by normalizing macroeconomic conditions within other regions.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from almost all of our customers. Based on the data provided by lenders, the delinquency rate as of June 30, 2018 was 0.19%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the second quarter of 2018, the Australian dollar strengthened against the U.S. dollar as compared to the second quarter of 2017, which favorably impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. However, the Australian dollar weakened against the U.S. dollar compared to the first quarter of 2018, which unfavorably impacted our results. Any future movement in foreign exchange rates could impact future results.

The Australian gross domestic product is expected to have experienced moderate growth in the second quarter of 2018, supported by sustained low interest rates, business investment and consumption growth. The cash rate remained flat at 1.50% in the second quarter of 2018. The June 2018 unemployment rate decreased slightly to 5.4% from 5.6% at the end of the first quarter of 2018.

Home prices in Australia continued to decline in the second quarter of 2018, following consistent growth throughout most of 2017. June 2018 home values were approximately 2% lower than a year ago, with the main driver being the Sydney housing market at approximately 5% lower annual home price growth as of the end of the second quarter of 2018.

Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. The review resulted in a refinement of premium recognition factors and a cumulative adjustment that was applied retrospectively as of October 1, 2017. As a result of these changes, earned premiums and amortization of DAC are expected to increase over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged. As discussed above, the adjustment to our premium earnings pattern was applied on a retrospective basis under U.S. GAAP. However, under local Australian Accounting Standards this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were materially different between the two accounting standards in 2017 and in the first and second quarters of 2018 and will be materially different in future periods.

Our mortgage insurance business in Australia had higher losses in the second quarter of 2018 compared to the second quarter of 2017 primarily due to favorable non-reinsurance recoveries on paid claims in the prior year and aging of existing delinquencies, partially offset by lower new delinquencies, net of cures, in the current year. The loss ratio in Australia for the three months ended June 30, 2018 was 28%. The 2017 full year loss ratio was (79)%, due primarily to the review of our premium earnings pattern. This adjustment reduced the loss ratio by 112% for the full year 2017. We expect higher earned premiums to drive the total year loss ratio lower in 2018 than it would have been in 2017 without the adjustment from the review of our premium earnings pattern.

In the second quarter of 2018, our mortgage insurance business in Australia experienced a decrease in new insurance written volumes compared to the second quarter of 2017 primarily due to lower market penetration from a change in customer mix, customers’ lower market share and the Australian Prudential Regulation Authority’s (“APRA”) continued focus on lending standards, investment lending and serviceability. The decrease was partially offset by an increase in bulk transactions in the current year.

Gross premiums written in the second quarter of 2018 were flat compared to the second quarter of 2017 primarily driven by new structured insurance transactions and bulk deals completed in the current year, offset by a decrease in primary flow volumes, mostly resulting from regulatory measures to slow the growth in investment lending and limit the flow of new interest-only lending. Earned premiums in the second quarter of 2018 were higher compared to the second quarter of 2017 largely due to higher policy cancellations and updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017. Policy cancellations were higher due to an initiative implemented in the second quarter of 2018 to more promptly identify loans that have been discharged or refinanced using newly available data.

In November 2016, we entered into a new contract with our largest customer, effective January 1, 2017, with a term of three years. In the first half of 2018, this customer represented 46% of our new insurance written, excluding structured insurance transactions where we are in a secondary loss position. The contract with our current second largest customer was extended through November 2018 under similar terms as the previous contract. This customer represented 17% of our new insurance written in the first half of 2018. The contract with our former second largest customer was terminated by the customer effective April 8, 2017.

Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of June 30, 2018, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 190%, representing an increase from 184% as of March 31, 2018, largely resulting from portfolio seasoning and cancellations, partially offset by reduced reinsurance credit and share repurchase activity.

Segment results of operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$106	$78	$28	36%
Net investment income	18	17	1	6%
Net investment gains (losses)	12	2	10	NM (1)

Total revenues	136	97	39	40%

Benefits and expenses:
Benefits and other changes in policy reserves	29	27	2	7%
Acquisition and operating expenses, net of deferrals	17	9	8	89%
Amortization of deferred acquisition costs and intangibles	12	17	(5)	(29)%
Interest expense	2	2	—	—%

Total benefits and expenses	60	55	5	9%

Income from continuing operations before income taxes	76	42	34	81%
Provision for income taxes	23	14	9	64%

Income from continuing operations	53	28	25	89%
Less: income from continuing operations attributable to noncontrolling interests	27	15	12	80%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	26	13	13	100%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(6)	—	(6)	NM (1)
Taxes on adjustments	2	(1)	3	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$22	$12	$10	83%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the three months ended June 30, 2018 and 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $6 million and $2 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily driven by higher premiums largely related to higher policy cancellations and from updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums on our existing insurance in-force in the current year. The increase was also attributable to lower income taxes in the current year.

Revenues

Premiums increased largely due to higher policy cancellations resulting from an initiative implemented in the second quarter of 2018 to more promptly identify loans that have been discharged or refinanced using newly available data and from updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums in the current year on our existing insurance in-force.

Net investment gains increased principally from higher net gains from the sale of investment securities, changes in the fair value of equity securities and from impairments in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to $6 million of favorable non-reinsurance recoveries on paid claims in the prior year that did not recur and aging of existing delinquencies, partially offset by lower new delinquencies, net of cures, in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily from an $8 million reclass of contract fees amortization expense to amortization of DAC and intangibles in the prior year that did not recur.

Amortization of DAC and intangibles decreased principally as a result of an $8 million prior year reclass of contract fees amortization expense from acquisition and operating expenses, net of deferrals, as discussed above. The decrease was partially offset by higher contract fees amortization in the current year.

Provision for income taxes. The effective tax rate decreased to 30.0% for the three months ended June 30, 2018 from 33.2% for the three months ended June 30, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate of 30%.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$204	$159	$45	28%
Net investment income	35	38	(3)	(8)%
Net investment gains (losses)	3	22	(19)	(86)%
Policy fees and other income	1	—	1	NM (1)

Total revenues	243	219	24	11%

Benefits and expenses:
Benefits and other changes in policy reserves	59	55	4	7%
Acquisition and operating expenses, net of deferrals	34	32	2	6%
Amortization of deferred acquisition costs and intangibles	23	21	2	10%
Interest expense	4	4	—	—%

Total benefits and expenses	120	112	8	7%

Income from continuing operations before income taxes	123	107	16	15%
Provision for income taxes	37	36	1	3%

Income from continuing operations	86	71	15	21%
Less: income from continuing operations attributable to noncontrolling interests	44	38	6	16%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	42	33	9	27%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(2)	(11)	9	82%
Taxes on adjustments	1	3	(2)	(67)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$41	$25	$16	64%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the six months ended June 30, 2018 and 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $1 million and $11 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily driven by updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums on our existing insurance in-force in the current year and from higher premiums largely related to higher policy cancellations. The increase was also attributable to lower income taxes in the current year.

Revenues

Premiums increased largely due to updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums in the current year on our existing insurance in-force and from higher policy cancellations resulting from an initiative implemented in the second quarter of 2018 to more promptly identify loans that have been discharged or refinanced using newly available data. The increase was also attributable to a new structured insurance transaction completed in the first quarter of 2018. The six months ended June 30, 2018 included an increase of $6 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from lower yields in the current year.

Net investment gains decreased primarily from lower net gains from the sale of investment securities and from changes in the fair value of equity securities, partially offset by derivatives losses and impairments in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to $6 million of favorable non-reinsurance recoveries on paid claims in the prior year that did not recur and aging of existing delinquencies, partially offset by lower new delinquencies, net of cures, in the current year.

Amortization of DAC and intangibles increased largely from higher contract fees amortization in the current year.

Provision for income taxes. The effective tax rate decreased to 30.0% for the six months ended June 30, 2018 from 33.6% for the six months ended June 30, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate of 30%.

Australia Mortgage Insurance selected operating performance measures

Our mortgage insurance business in Australia currently has structured insurance transactions with two lenders where it is in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force, risk in-force, new insurance written, loans in-force and delinquent loans, are excluded from the following tables. These arrangements represented approximately $159 million of risk in-force of our mortgage insurance business as of June 30, 2018.

The following tables set forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Primary insurance in-force	$229,400	$247,700	$(18,300)	(7)%
Risk in-force	$79,900	$86,200	$(6,300)	(7)%

Three months ended June 30,	Increase (decrease) and percentage change	Six months ended June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
New insurance written	$4,600	$4,700	$(100)	(2)%	$8,000	$9,800	$(1,800)	(18)%
Net premiums written	$56	$58	$(2)	(3)%	$116	$112	$4	4%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the three and six months ended June 30, 2018 and 2017, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force and risk in-force decreased primarily due to portfolio seasoning and lower production volumes over the past year. Primary insurance in-force and risk in-force included decreases of $8.9 billion and $3.1 billion, respectively, from changes in foreign exchange rates.

New insurance written

New insurance written decreased for the three and six months ended June 30, 2018 mainly attributable to lower market penetration from a change in customer mix, customers’ lower market share and continued regulatory changes focused on lending standards, investment lending and serviceability. The six months ended June 30, 2018 included an increase of $200 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2018, our unearned premium reserves were $1.1 billion, compared to $856 million as of June 30, 2017. The increase in unearned premiums was primarily related to a review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher unearned premiums of $468 million. The change in unearned premium reserves included a decrease of $45 million attributable to changes in foreign exchange rates.

Net premiums written decreased for the three months ended June 30, 2018 primarily from lower market penetration from a change in customer mix. Net premiums written increased for the six months ended June 30, 2018 from a new structured insurance transaction completed in the first quarter of 2018, partially offset by lower market penetration from a change in customer mix.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Loss ratio	28%	34%	(6)%	29%	34%	(5)%
Expense ratio (net earned premiums)	27%	34%	(7)%	28%	34%	(6)%
Expense ratio (net premiums written)	50%	46%	4%	48%	48%	—%

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

The loss ratio decreased for the three and six months ended June 30, 2018 primarily from higher earned premiums from updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017 and from higher policy cancellations, partially offset by higher losses in the current year. The increase in losses was largely attributable to $6 million of favorable non-reinsurance recoveries on paid claims in the prior year that did not recur and aging of existing delinquencies, partially offset by lower new delinquencies, net of cures, in the current year.

The expense ratio (net earned premiums) decreased for the three and six months ended June 30, 2018 primarily from higher net earned premiums as discussed above, partially offset by higher contract fees amortization in the current year.

The expense ratio (net premiums written) increased for the three months ended June 30, 2018 primarily from lower net premiums written as discussed above and higher contract fees amortization in the current year. The expense ratio (net premiums written) remained flat for the six months ended June 30, 2018 as higher net premiums written were offset by higher contract fees amortization in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	June 30, 2018	December 31, 2017	June 30, 2017
Primary insured loans in-force	1,354,614	1,416,525	1,438,100
Delinquent loans	7,306	6,696	7,285
Percentage of delinquent loans (delinquency rate)	0.54%	0.47%	0.51%
Flow loans in-force	1,247,229	1,303,928	1,325,477
Flow delinquent loans	7,076	6,476	7,007
Percentage of flow delinquent loans (delinquency rate)	0.57%	0.50%	0.53%
Bulk loans in-force	107,385	112,597	112,623
Bulk delinquent loans	230	220	278
Percentage of bulk delinquent loans (delinquency rate)	0.21%	0.20%	0.25%

Flow loans in-force decreased primarily from policy cancellations. Flow delinquent loans increased primarily from lower cures in the current year.

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

	Percent of primary risk in-force as of June 30, 2018	Delinquency rate
		June 30, 2018	December 31, 2017	June 30, 2017
By state and territory:
New South Wales	28%	0.37%	0.31%	0.32%
Queensland	23	0.73%	0.67%	0.72%
Victoria	23	0.42%	0.37%	0.41%
Western Australia	12	0.99%	0.83%	0.86%
South Australia	6	0.67%	0.60%	0.65%
Australian Capital Territory	3	0.18%	0.14%	0.20%
Tasmania	2	0.34%	0.32%	0.37%
New Zealand	2	0.06%	0.04%	0.08%
Northern Territory	1	0.61%	0.48%	0.44%

Total	100%	0.54%	0.47%	0.51%

Delinquency rates increased in the current year compared to December 31, 2017 and June 30, 2017 mainly from decreased flow loans in-force as a result of higher policy cancellations and lower cure rates in the current year.

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

We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. We plan to perform our annual review of claim reserve assumptions for our long-term care insurance business in the third or fourth quarter of 2018. See “Long-term care insurance” below for more details. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. In the fourth quarter of 2018, we will perform assumption reviews for our universal and term universal life insurance products as well as for our other U.S. life insurance products, including our long-term care insurance products, and complete our loss recognition testing. For our acquired block of long-term care insurance business and our fixed immediate annuity products, we monitor these blocks more frequently than annually given the premium deficiencies that existed in previous periods. In addition, given the low margin of our term and whole life insurance products, excluding our acquired block, as of December 31, 2017, we monitor this block more frequently than annually.

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

As previously disclosed, the TCJA effective in December 2017 had an immediate impact on the capital of our life insurance subsidiaries through a reduction in the statutory admitted deferred tax assets and an impact to certain cash flow scenario testing included in the risk-based capital (“RBC”) calculation of those subsidiaries in 2017. On June 28, 2018, the National Association of Insurance Commissioners (“NAIC”) Capital Adequacy Task Force adopted proposed changes to the RBC calculation effective for the year ending December 31, 2018 as a result of tax reform which will negatively impact the RBC ratio for our life insurance subsidiaries. Any future revisions to the factors used for calculating the RBC ratio of insurance companies could increase the RBC amount and result in a further reduction in our life insurance subsidiaries’ RBC ratios. Additionally, any future increases in our statutory reserves, including as a result of Actuarial Guideline 38 or cash flow testing results, could decrease the RBC ratio of our life insurance subsidiaries. Further declines in the RBC ratio of our life insurance subsidiaries could adversely affect their financial strength ratings.

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

Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. We plan to perform our annual review of claim reserve assumptions for our long-term care insurance business in the third or fourth quarter of 2018. We expect our quarterly long-term care insurance results for the remainder of 2018 to be pressured by less favorable claim termination rates, benefit utilization trends and new claims as the blocks continue to age. The claims utilization developments of policyholders using more of their daily benefits than previously expected will likely impact our claim reserves. However, the work on this assumption, as well as other assumptions, is not yet complete, and we plan to finish this work in the third or fourth quarter. Accordingly, we will not have an estimate of any impact on the claim reserves until the work is finalized. As previously disclosed, during the third quarter of 2017, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business but did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns and benefit utilization rates as we typically do each quarter. The updates in the third quarter of 2017 did not have a significant impact on claim reserve levels.

As previously disclosed, in the fourth quarter of 2017, we performed assumption reviews and completed our loss recognition and cash flow testing. As part of the annual testing, we reviewed assumptions for incidence and interest rates, among other assumptions, and considered incremental benefits from expected future in-force rate actions. As of December 31, 2017, our loss recognition testing margins for our long-term care insurance business, excluding the acquired block, were positive but were reduced from the 2016 levels as a result of higher costs relating primarily to higher expected future incidence of claims, partially offset by the higher modeled benefit of planned future in-force rate actions. We continue to test our acquired block of long-term care insurance separately. In 2017, our loss recognition testing margin for the acquired block was positive and consistent with 2016 levels. In the first half of 2018, seasonally higher claim terminations have been offset by higher benefit payments with unfavorable benefit utilization experience, driven in part by older duration claims with lifetime benefits. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition and cash flow testing results.

Our assumptions are sensitive to slight variability in actual experience and small changes in assumptions could result in decreases in the margin of our long-term care insurance blocks to at/or below zero in future years. To the extent, based on reviews, the margin of our long-term care insurance block, excluding the acquired block, is negative, we would be required to recognize a loss, by amortizing more DAC and/or establishing additional benefit reserves. In the event a loss is recognized, we would increase reserves to offset such losses that would be recognized in later years. For our acquired block of long-term care insurance, the impacts of adverse changes in assumptions would also be reflected as a loss if our margin for this block is reduced below zero by establishing additional benefit reserves. A significant decrease in our loss recognition testing margin of our long-term care insurance blocks could have a material adverse effect on our business, results of operations and financial condition.

In connection with the updated assumptions and methodologies that increased claim reserves on existing claims in our 2016 review, we now establish higher claim reserves on new claims, which decreased earnings in 2017 and the first half of 2018 and we expect will decrease earnings going forward as higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts, unlimited benefit pools and higher inflation factors going on claim. Also, we expect growth in new claims as our blocks of business continue to age. In addition, premiums will be negatively impacted as policies terminate from mortality and lapses.

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved in-force rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the six months ended June 30, 2018 and 2017 was 79% and 72%, respectively.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases. For an update on rate actions, refer to “—Significant Developments—U.S. Life Insurance.” As of June 30, 2018, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana, and will consider taking similar actions in the future, in other states where we are unable to obtain satisfactory rate increases on in-force policies and/or unable to obtain approval for new products. We will also consider litigation against states that decline actuarially justified rate increases. As of June 30, 2018, we were in litigation with one state that has refused to approve actuarially justified in-force rate actions. The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take a significant amount of time. After approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.

The TCJA signed into law on December 22, 2017 reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning on January 1, 2018. Therefore, beginning on January 1, 2018, our U.S. Life Insurance segment is taxed at the new enacted tax rate of 21%. However, gains on forward starting swaps settled prior to the enactment of the TCJA will continue to be taxed at 35% as they are amortized into net investment income. This will negatively impact our long-term care insurance business given the majority of our forward starting swaps are in this business.

We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. We executed external reinsurance agreements to reinsure 20% of all sales of our individual long-term care insurance products that have been introduced since early 2013. External new business reinsurance is dependent on a number of factors, including price, availability, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available. We also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. The 15-year coverage on the policies written in 2003 will expire in 2018; therefore, any new claims will not have reinsurance coverage under this treaty. Since 2013, we have seen, and may continue to see, an increase in our benefit costs as policies with reinsurance coverage exhaust their benefits or terminate and policies which are not covered by reinsurance go on claim.

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

We review our life insurance assumptions at least annually typically in the third or fourth quarter of each year. In the fourth quarter of 2017, we performed assumption reviews and completed our loss recognition testing for our universal and term universal life insurance products. As part of our assumption review in the fourth quarter of 2017, we recorded $74 million of after-tax charges in our universal and term universal life insurance products primarily driven by assumption changes due to emerging mortality experience as well as adjustments from continued low interest rates. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience and may be required to make further adjustments to our universal and term universal life insurance reserves in the future, which could also impact our loss recognition testing results. Mortality levels may deviate each period from historical experience. In the first half of 2018, we experienced higher mortality in our universal and term universal life insurance products than our current assumptions used for loss recognition testing. Any further materially adverse changes to our assumptions, including mortality, may have a materially negative impact on our results of operations, financial condition and business. In connection with the updated assumptions from our reviews in prior years, we expect to establish higher reserves, which will decrease earnings in future periods.

Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 have transitioned to their post guaranteed level premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post guaranteed level premium rate period, we may experience volatility in DAC amortization, premiums and mortality experience, which may reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency continues to be lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000. In 2017 and the first half of 2018, we experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year term life insurance blocks entering their post guaranteed level premium rate periods. We anticipate this trend will continue with accompanying higher DAC amortization and lower profitability as larger blocks reach the end of their level premium periods through 2020, especially for our 2000 block, and will continue as our other blocks reach their post guaranteed level premium rate period. As of June 30, 2018, our term life insurance products had a DAC balance of $1.3 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, and expense and commission levels. Effective March 7, 2016, we suspended sales of our traditional fixed annuity products.

We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease further, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Due to the premium deficiency that existed in 2016 and the current low interest rate environment, we continue to monitor our fixed immediate annuity products more frequently than annually and recorded additional charges during 2017. However, for the six months ended June 30, 2018, we have not recorded any additional charges. If interest rates remain at the current levels or increase at a slower pace than we assumed, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected in net income as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income and would result in higher income recognition over the remaining duration of the in-force block.

For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$712	$736	$(24)	(3)%
Net investment income	707	694	13	2%
Net investment gains (losses)	(10)	57	(67)	(118)%
Policy fees and other income	169	170	(1)	(1)%

Total revenues	1,578	1,657	(79)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,163	1,163	—	—%
Interest credited	116	129	(13)	(10)%
Acquisition and operating expenses, net of deferrals	146	144	2	1%
Amortization of deferred acquisition costs and intangibles	78	101	(23)	(23)%
Interest expense	4	3	1	33%

Total benefits and expenses	1,507	1,540	(33)	(2)%

Income from continuing operations before income taxes	71	117	(46)	(39)%
Provision for income taxes	21	41	(20)	(49)%

Income from continuing operations	50	76	(26)	(34)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	9	(57)	66	116%
Taxes on adjustments	(2)	20	(22)	(110)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$57	$39	$18	46%

(1)	For the three months ended June 30, 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$22	$33	$(11)	(33)%
Life insurance	4	(1)	5	NM	(1)
Fixed annuities	31	7	24	NM	(1)

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$57	$39	$18	46%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

Our long-term care insurance business decreased $11 million predominantly from higher severity and frequency of new claims and $13 million of favorable reserve corrections, net of an adjustment for profits followed by loss reserves, associated with recorded initial claim dates in the prior year that did not recur. These decreases were partially offset by higher earnings from our acquired block of long-term care insurance business and an increase in investment income in the current year.

•

Our life insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $4 million in the current year compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $1 million in the prior year. The increase to income in the current year from a loss in the prior year was primarily from favorable mortality in our term life insurance products, a $20 million net unfavorable term conversion mortality assumption correction in the prior year that did not recur and lower taxes in the current year. These increases were partially offset by higher ceded reinsurance, unfavorable mortality in our universal and term universal life insurance products and a net $6 million favorable refinement in the prior year that did not recur.

•

Our fixed annuities business increased $24 million mainly attributable to higher reserves of $10 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur, favorable mortality, and lower interest credited and taxes, partially offset by lower investment income in the current year.

Revenues

Premiums

•

Our long-term care insurance business increased $9 million largely from $16 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year.

•

Our life insurance business decreased $33 million mainly attributable to higher ceded premiums in the current year from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in the current year.

Net investment income

•	Our long-term care insurance business increased $30 million largely from higher average invested assets due to growth of our in-force block in the current year.

•	Our fixed annuities business decreased $16 million largely attributable to lower average invested assets in the current year.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business decreased $41 million primarily related to lower net gains from the sale of investment securities in the current year.

•

Our life insurance business had net investment losses of $2 million in the current year compared to net investment gains of $5 million in the prior year. The current year net investment losses were mainly driven by losses from the sale of investment securities, partially offset by gains on embedded derivatives associated with our indexed universal life insurance products. The prior year net investment gains related primarily to gains from the sale of investment securities.

•

Our fixed annuities business had net investment losses of $11 million in the current year compared to gains of $8 million in the prior year. Net investment losses in the current year were related to losses on embedded derivatives associated with our fixed indexed annuity products, partially offset by derivative gains. Net investment gains in the prior year were driven predominantly by derivative gains and gains from the sale of investment securities, partially offset by losses on embedded derivatives associated with our fixed indexed annuity products.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $53 million mainly from aging and growth of the in-force block, higher severity and frequency of new claims, higher utilization of available benefits and a less favorable impact of $12 million from reduced benefits in the current year related to in-force rate actions approved and implemented.

•	Our life insurance business decreased $23 million primarily attributable to higher ceded benefits in the current year from new reinsurance treaties effective in December 2017. The decrease was also as a result of favorable mortality in our term life insurance products, partially offset by unfavorable mortality in our universal and term universal life insurance products in the current year.

•	Our fixed annuities business decreased $30 million largely attributable to higher reserves of $16 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur and from favorable mortality in the current year.

Interest credited. Interest credited decreased mostly driven by our fixed annuities business predominantly from a decline in average account values and lower crediting rates in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles decreased mainly due to our life insurance business largely related to a $41 million unfavorable term conversion mortality assumption correction in the prior year that did not recur and lower lapses in the current year. These decreases were partially offset by an $11 million favorable refinement related to reinsurance rates in the prior year that did not recur.

Provision for income taxes. The effective tax rate was 28.9% and 35.3% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%, partially offset by tax expense of $6 million in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA, which will continue to be tax effected at 35% as they are amortized into net investment income.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$1,434	$1,494	$(60)	(4)%
Net investment income	1,395	1,375	20	1%
Net investment gains (losses)	(2)	64	(66)	(103)%
Policy fees and other income	332	340	(8)	(2)%

Total revenues	3,159	3,273	(114)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,401	2,327	74	3%
Interest credited	235	261	(26)	(10)%
Acquisition and operating expenses, net of deferrals	287	301	(14)	(5)%
Amortization of deferred acquisition costs and intangibles	149	171	(22)	(13)%
Interest expense	8	6	2	33%

Total benefits and expenses	3,080	3,066	14	—%

Income from continuing operations before income taxes	79	207	(128)	(62)%
Provision for income taxes	27	73	(46)	(63)%

Income from continuing operations	52	134	(82)	(61)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	—	(65)	65	100%
Taxes on adjustments	—	23	(23)	(100)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$52	$92	$(40)	(43)%

(1)

For the six months ended June 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $(1) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$(10)	$47	$(57)	(121)%
Life insurance	3	15	(12)	(80)%
Fixed annuities	59	30	29	97%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$52	$92	$(40)	(43)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

Our long-term care insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $10 million in the current year compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $47 million in the prior year. The decrease to a loss in the current year from income in the prior year was predominantly attributable to higher utilization of available benefits and higher severity and frequency of new claims in the current year. These decreases were partially offset by higher investment income in the current year.

•

Our life insurance business decreased $12 million primarily from higher ceded reinsurance, unfavorable mortality in our universal and term universal life insurance products, less favorable reserve releases and a net $6 million favorable refinement in the prior year that did not recur. These decreases were partially offset by favorable mortality in our term life insurance products, a $20 million net unfavorable term conversion mortality assumption correction in the prior year that did not recur and lower taxes in the current year.

•

Our fixed annuities business increased $29 million mainly attributable to higher reserves of $14 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur, favorable mortality, and lower interest credited and taxes, partially offset by lower investment income in the current year.

Revenues

Premiums

•

Our long-term care insurance business increased $6 million largely from $35 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year.

•

Our life insurance business decreased $66 million mainly attributable to higher ceded premiums in the current year from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in the current year.

Net investment income

•	Our long-term care insurance business increased $56 million largely from higher average invested assets due to growth of our in-force block in the current year.

•	Our fixed annuities business decreased $34 million largely due to lower average invested assets in the current year.

Net investment gains (losses)

•

Net investment gains in our long-term care insurance business decreased $38 million primarily related to net losses from the sale of investment securities in the current year compared to net gains in the prior year, partially offset by higher derivative gains in the current year.

•

Net investment gains in our life insurance business decreased $5 million largely from net losses from the sale of investment securities in the current year compared to net gains in the prior year, partially offset by higher gains on embedded derivatives associated with our indexed universal life insurance products in the current year.

•

Our fixed annuities business had net investment losses of $14 million in the current year compared to net investment gains of $9 million in the prior year. The current year net investment losses were principally from losses on embedded derivatives associated with our fixed indexed annuity products and from losses from the sale of investment securities. The prior year net investment gains were predominantly from derivative gains and gains from sale of investment securities, partially offset by losses on embedded derivatives associated with our fixed indexed annuity products.

Policy fees and other income. The decrease was mostly attributable to our life insurance business primarily driven by a decline in our term universal and universal life insurance in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $146 million principally from aging and growth of the in-force block, higher utilization of available benefits, higher severity and frequency of new claims and a less favorable impact of $20 million from reduced benefits in the current year related to in-force rate actions approved and implemented.

•

Our life insurance business decreased $37 million primarily attributable to higher ceded benefits in the current year from new reinsurance treaties effective in December 2017. The decrease was also the result of favorable mortality in our term life insurance products, partially offset by unfavorable mortality in our universal and term universal life insurance products and less favorable reserve releases in our term life insurance products in the current year.

•

Our fixed annuities business decreased $35 million largely attributable to higher reserves of $22 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur and from favorable mortality in the current year.

Interest credited. Interest credited decreased mostly driven by our fixed annuities business predominantly from a decline in average account values and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals. The decrease was mostly driven by $21 million of guaranty fund assessments in our long-term care insurance business in connection with the Penn Treaty liquidation in the prior year that did not recur, partially offset by higher premium taxes in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles decreased mainly due to our life insurance business largely related to a $41 million unfavorable term conversion mortality assumption correction in the prior year that did not recur and lower lapses in the current year. These decreases were partially offset by an $11 million favorable refinement related to reinsurance rates in the prior year that did not recur.

Provision for income taxes. The effective tax rate was 34.6% and 35.3% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily attributable to the reduction in the U.S. corporate federal income tax rate from 35% to 21%, mostly offset by tax expense of $11 million in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA, which will continue to be tax effected at 35% as they are amortized into net investment income.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our long-term care insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Net earned premiums:
Individual long-term care insurance	$604	$596	$8	1%	$1,207	$1,202	$5	—%
Group long-term care insurance	28	27	1	4%	56	55	1	2%

Total	$632	$623	$9	1%	$1,263	$1,257	$6	—%

Loss ratio	75%	71%	4%		79%	72%	7%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased for the three and six months ended June 30, 2018 largely from $16 million and $35 million, respectively, of increased premiums from in-force rate actions approved and implemented, partially offset by policy terminations in the current year.

The loss ratio increased for the three and six months ended June 30, 2018 largely related to the increase in benefits and other changes in reserves, partially offset by higher premiums as discussed above.

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Term and whole life insurance
Net earned premiums	$80	$113	$(33)	(29)%	$171	$237	$(66)	(28)%
Term universal life insurance
Net deposits	$61	$63	$(2)	(3)%	$122	$125	$(3)	(2)%
Universal life insurance
Net deposits	$126	$81	$45	56%	$258	$169	$89	53%
Total life insurance
Net earned premiums and deposits	$267	$257	$10	4%	$551	$531	$20	4%

	As of June 30,		Percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Term and whole life insurance
Life insurance in-force, net of reinsurance	$100,475	$199,028	(50)%
Life insurance in-force before reinsurance	$447,429	$474,899	(6)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$117,141	$120,264	(3)%
Life insurance in-force before reinsurance	$117,957	$121,132	(3)%
Universal life insurance
Life insurance in-force, net of reinsurance	$36,054	$37,842	(5)%
Life insurance in-force before reinsurance	$41,136	$43,328	(5)%
Total life insurance
Life insurance in-force, net of reinsurance	$253,670	$357,134	(29)%
Life insurance in-force before reinsurance	$606,522	$639,359	(5)%

We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.

Term and whole life insurance

Net earned premiums and life insurance in-force, net of reinsurance, decreased mainly attributable to higher ceded premiums in the current year from new reinsurance treaties that were effective in December 2017 and from the continued runoff of our term life insurance products in the current year.

Universal life insurance

Net deposits increased during the three and six months ended June 30, 2018 primarily attributable to $50 million and $100 million, respectively, of new funding agreements with the Federal Home Loan Bank of Atlanta, partially offset by the runoff of the block and lower sales in the current year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Account value, beginning of period	$15,881	$17,425	$16,401	$17,720
Premiums and deposits	22	21	44	44
Surrenders, benefits and product charges	(593)	(509)	(1,129)	(1,005)

Net flows	(571)	(488)	(1,085)	(961)
Interest credited and investment performance	128	144	234	294
Effect of accumulated net unrealized investment gains (losses)	(66)	47	(178)	75

Account value, end of period	$15,372	$17,128	$15,372	$17,128

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.

Account value decreased compared to March 31, 2018 and December 31, 2017 principally from surrenders and benefits exceeding interest credited and deposits. The decrease was also attributable to a decline in net unrealized gains driven by an increase in interest rates in the current year.

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

Segment results of operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Net investment income	$43	$41	$2	5%
Net investment gains (losses)	(1)	7	(8)	(114)%
Policy fees and other income	38	41	(3)	(7)%

Total revenues	80	89	(9)	(10)%

Benefits and expenses:
Benefits and other changes in policy reserves	7	9	(2)	(22)%
Interest credited	36	34	2	6%
Acquisition and operating expenses, net of deferrals	14	16	(2)	(13)%
Amortization of deferred acquisition costs and intangibles	8	7	1	14%
Interest expense	—	1	(1)	(100)%

Total benefits and expenses	65	67	(2)	(3)%

Income from continuing operations before income taxes	15	22	(7)	(32)%
Provision for income taxes	3	7	(4)	(57)%

Income from continuing operations	12	15	(3)	(20)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	1	(7)	8	114%
Taxes on adjustments	—	3	(3)	(100)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$13	$11	$2	18%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased predominantly from lower taxes and unfavorable mortality in our corporate-owned life insurance in the prior year that did not recur, partially offset by an increase in GMDB reserves in our variable annuity products due to less favorable equity market performance in the current year.

Revenues

Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in the current year.

Net investment losses in the current year were primarily from derivative losses, mostly offset by gains on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”). Net investment gains in the prior year were principally related to derivative gains.

Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to unfavorable mortality in our corporate-owned life insurance in the prior year that did not recur, partially offset by an increase in GMDB reserves in our variable annuity products due to less favorable equity market performance in the current year.

Interest credited increased largely related to higher cash values in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals, decreased mainly from lower commissions in our variable annuity products in the current year.

Provision for income taxes. The effective tax rate decreased to 18.9% for the three months ended June 30, 2018 from 29.7% for the three months ended June 30, 2017. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%, partially offset by lower tax favored items in the current year.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Net investment income	$85	$79	$6	8%
Net investment gains (losses)	(15)	15	(30)	(200)%
Policy fees and other income	78	82	(4)	(5)%

Total revenues	148	176	(28)	(16)%

Benefits and expenses:
Benefits and other changes in policy reserves	15	13	2	15%
Interest credited	73	69	4	6%
Acquisition and operating expenses, net of deferrals	29	31	(2)	(6)%
Amortization of deferred acquisition costs and intangibles	15	13	2	15%
Interest expense	—	1	(1)	(100)%

Total benefits and expenses	132	127	5	4%

Income from continuing operations before income taxes	16	49	(33)	(67)%
Provision for income taxes	3	15	(12)	(80)%

Income from continuing operations	13	34	(21)	(62)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	13	(14)	27	193%
Taxes on adjustments	(3)	5	(8)	(160)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$23	$25	$(2)	(8)%

(1)

For the six months ended June 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $1 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased driven principally by less favorable equity market performance and higher interest credited, partially offset by lower taxes and higher investment income in the current year.

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

Policy fees and other income decreased principally from lower fee income driven mostly by a decrease in the average account values in our variable annuity products in the current year.

Benefits and expenses

Interest credited increased largely related to higher cash values in our corporate-owned life insurance products in the current year.

Provision for income taxes. The effective tax rate decreased to 16.6% for the six months ended June 30, 2018 from 30.3% for the six months ended June 30, 2017. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%, partially offset by lower tax favored items in the current year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Account value, beginning of period	$5,619	$6,013	$5,884	$6,031
Deposits	5	7	12	16
Surrenders, benefits and product charges	(203)	(196)	(411)	(420)

Net flows	(198)	(189)	(399)	(404)
Interest credited and investment performance	48	146	(16)	343

Account value, end of period	$5,469	$5,970	$5,469	$5,970

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.

Variable Annuities and Variable Life Insurance

Account value decreased compared to March 31, 2018 and December 31, 2017 primarily related to surrenders outpacing deposits and interest credited.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
FABNs and Funding Agreements
Account value, beginning of period	$185	$560	$260	$560
Surrenders and benefits	(6)	(102)	(82)	(104)

Net flows	(6)	(102)	(82)	(104)
Interest credited	1	2	2	4

Account value, end of period	$180	$460	$180	$460

Account value related to our institutional products decreased compared to March 31, 2018 and December 31, 2017 mainly attributable to scheduled maturities of certain funding agreements.

Corporate and Other Activities

Results of operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$3	$1	$2	200%
Net investment income	3	—	3	NM (1)
Net investment gains (losses)	—	(12)	12	100%
Policy fees and other income	1	(2)	3	150%

Total revenues	7	(13)	20	154%

Benefits and expenses:
Benefits and other changes in policy reserves	1	—	1	NM (1)
Acquisition and operating expenses, net of deferrals	11	14	(3)	(21)%
Interest expense	67	63	4	6%

Total benefits and expenses	79	77	2	3%

Loss from continuing operations before income taxes	(72)	(90)	18	20%
Provision (benefit) for income taxes	3	(39)	42	108%

Loss from continuing operations	(75)	(51)	(24)	(47)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	—	12	(12)	(100)%
Taxes on adjustments	—	(4)	4	100%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(75)	$(43)	$(32)	(74)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders increased primarily related to tax expense in the current year compared to a tax benefit in the prior year.

Revenues

The increase in net investment income was mainly from higher yields in the current year.

Net investment losses in the prior year were primarily related to net losses from the sale of investment securities and derivative losses.

Policy fees and other income increased primarily from net gains on remeasurement of non-functional currency transactions attributable to changes in foreign exchange rates in the current year compared with net losses in the prior year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower consulting fees and lower net expenses after allocations in the current year. These decreases were partially offset by a reversal of a legal settlement accrual in the prior year that did not recur.

Interest expense increased largely driven by the Term Loan entered into by Genworth Holdings in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year. These increases were partially offset by lower interest expense associated with the redemption of $597 million of Genworth Holdings’ senior notes in May 2018.

The effective tax rate decreased to (4.8)% for the three months ended June 30, 2018 from 42.3% for the three months ended June 30, 2017. The decrease in the effective tax rate was primarily attributable to changes resulting from the implementation of the TCJA, which included a U.S. federal tax rate change from 35% to 21%. The decrease was also attributable to the effect of foreign operations, which included a provisional tax expense of $19 million in the current year related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries in light of the TCJA.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$5	$3	$2	67%
Net investment income	5	1	4	NM (1)
Net investment gains (losses)	(1)	(24)	23	96%
Policy fees and other income	(1)	(3)	2	67%

Total revenues	8	(23)	31	135%

Benefits and expenses:
Benefits and other changes in policy reserves	2	1	1	100%
Acquisition and operating expenses, net of deferrals	22	28	(6)	(21)%
Amortization of deferred acquisition costs and intangibles	1	—	1	NM (1)
Interest expense	132	116	16	14%

Total benefits and expenses	157	145	12	8%

Loss from continuing operations before income taxes	(149)	(168)	19	11%
Benefit for income taxes	(14)	(62)	48	77%

Loss from continuing operations	(135)	(106)	(29)	(27)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	1	24	(23)	(96)%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	—	(8)	8	100%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(134)	$(89)	$(45)	(51)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders increased primarily related to lower tax benefits and higher interest expense in the current year.

Revenues

Net investment income increased mainly driven by higher yields in the current year.

The decrease in net investment losses was primarily from derivative gains in the current year compared to derivative losses in the prior year, as well as lower net losses from the sale of investment securities in the current year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower consulting fees and lower net expenses after allocations in the current year. These decreases were partially offset by a reversal of a legal settlement accrual in the prior year that did not recur.

Interest expense increased largely driven by a favorable correction of $11 million related to our Tax Matters Agreement liability in the prior year that did not recur, higher interest expense related to the Term Loan entered into by Genworth Holdings in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year. These increases were partially offset by lower interest expense associated with the redemption of $597 million of Genworth Holdings’ senior notes in May 2018.

The effective tax rate decreased to 9.2% for the six months ended June 30, 2018 from 36.6% for the six months ended June 30, 2017. The decrease in the effective tax rate was primarily attributable to changes resulting from the implementation of the TCJA, which included a U.S. federal tax rate change from 35% to 21%. The decrease was also attributable to the effect of foreign operations, which included a provisional tax expense of $19 million in the current year related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries in light of the TCJA.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

The U.S. Federal Reserve increased its benchmark lending rate 25 basis points in June 2018 and revised its forecast for two additional rate increases, which would result in four rate increases in 2018. The median economist forecasts indicate three additional 25 basis point increases in 2019 and one in 2020. In terms of economic projections from the U.S. Federal Reserve, during the second quarter of 2018, the unemployment rate outlook was revised lower while near-term growth and inflation projections were revised up. The U.S. Treasury yield curve continued to flatten in the second quarter of 2018 with short-term interest rates rising supported by the U.S. Federal Reserve increases, while long-term interest rates increased marginally due to ongoing speculation around tariffs and tensions associated with potential trade wars. Credit markets experienced modest spread widening primarily driven by periodic supply and demand imbalances rather than concerns about fundamental credit or macroeconomic issues. Though widely anticipated, the TCJA was not a catalyst for widespread debt reduction and a corresponding reduction in bond supply. Although the TCJA did result in cash-rich multinational companies exiting the debt issuance market, lower supply from such companies was more than offset by debt-financed merger and acquisition-related issuances in investment grade markets. Furthermore, fixed income issuance was slightly lower as compared to 2017.

As of June 30, 2018, our fixed maturities securities portfolio, which was 96% investment grade, comprised 85% of our total investment portfolio. Our $3.7 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total investment portfolio as of June 30, 2018. We believe our energy portfolio is well-diversified and would expect manageable capital impact on our U.S. life insurance subsidiaries.

Derivatives

We actively responded to the risk in our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter (“OTC”) derivatives transactions with us following the downgrades of our life insurance subsidiaries by Moody’s Investors Service, Inc. and A.M. Best in February 2018. These actions included, beginning in 2018, the removal of the credit downgrade provisions from the master swap agreements with many of our counterparties. As of June 30, 2018, no counterparties exercised their rights to terminate or revise the terms of their transactions with us.

As of June 30, 2018, $12.2 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of June 30, 2018, we posted initial margin of $253 million to our clearing agents, which represented approximately $76 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of June 30, 2018, $8 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $334 million and are holding collateral from counterparties in the amount of $144 million. We have no bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings.

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2018		2017		2018 vs. 2017
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$651	4.6%	$649	(0.1)%	$2
Fixed maturity securities—non-taxable	3.8%	3	3.7%	3	0.1%	—
Equity securities	5.1%	10	5.3%	9	(0.2)%	1
Commercial mortgage loans	4.8%	77	4.9%	76	(0.1)%	1
Restricted commercial mortgage loans related to securitization entities	8.4%	2	6.7%	2	1.7%	—
Policy loans	9.0%	41	8.7%	39	0.3%	2
Other invested assets (1)	49.3%	53	55.6%	35	(6.3)%	18
Restricted other invested assets related to securitization entities	—%	—	4.8%	1	(4.8)%	(1)
Cash, cash equivalents, restricted cash and short-term investments	1.7%	14	1.0%	10	0.7%	4

Gross investment income before expenses and fees	4.8%	851	4.7%	824	0.1%	27
Expenses and fees	(0.1)%	(23)	(0.1)%	(23)	—%	—

Net investment income	4.7%	$828	4.6%	$801	0.1%	$27

Average invested assets and cash		$70,466		$69,982		$484

	Six months ended June 30,				Increase (decrease)
	2018		2017		2018 vs. 2017
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$1,286	4.6%	$1,290	(0.1)%	$(4)
Fixed maturity securities—non-taxable	3.8%	6	3.7%	6	0.1%	—
Equity securities	5.2%	20	5.1%	17	0.1%	3
Commercial mortgage loans	5.0%	159	5.0%	153	—%	6
Restricted commercial mortgage loans related to securitization entities	8.1%	4	6.5%	4	1.6%	—
Policy loans	9.3%	84	9.1%	81	0.2%	3
Other invested assets (1)	44.0%	92	42.3%	67	1.7%	25
Restricted other invested assets related to securitization entities	—%	—	1.3%	1	(1.3)%	(1)
Cash, cash equivalents, restricted cash and short-term investments	1.5%	26	0.9%	16	0.6%	10

Gross investment income before expenses and fees	4.8%	1,677	4.7%	1,635	0.1%	42
Expenses and fees	(0.2)%	(45)	(0.1)%	(44)	(0.1)%	(1)

Net investment income	4.6%	$1,632	4.6%	$1,591	—%	$41

Average invested assets and cash		$70,529		$69,828		$701

(1)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

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

For the three months ended June 30, 2018, annualized weighted-average investment yields increased primarily attributable to higher investment income on higher average invested assets. Net investment income included $6 million of higher limited partnership income, $3 million higher income related to inflation-driven volatility on U.S. Government Treasury Inflation Protected Securities (“TIPS”) and $4 million of higher unfavorable prepayment speed adjustments on structured securities as compared to the prior year. The three months ended June 30, 2018 included an increase of $1 million attributable to changes in foreign exchange rates.

For the six months ended June 30, 2018, annualized weighted-average investment yields were unchanged. Net investment income included $7 million of higher limited partnership income and $6 million of higher unfavorable prepayment speed adjustments on structured securities as compared to the prior year. The six months ended June 30, 2018 included an increase of $4 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Available-for-sale securities:
Realized gains	$13	$74	$20	$137
Realized losses	(21)	(11)	(37)	(45)

Net realized gains (losses) on available-for-sale securities	(8)	63	(17)	92

Impairments:
Total other-than-temporary impairments	—	(2)	—	(3)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	(2)	—	(3)

Net realized gains (losses) on equity securities sold	8	—	10	—
Net unrealized gains (losses) on equity securities still held	3	—	(15)	—
Trading securities	—	1	—	1
Limited partnerships	(2)	—	5	—
Commercial mortgage loans	—	1	—	2
Net gains (losses) related to securitization entities	—	2	—	4
Derivative instruments	(15)	36	(28)	39

Net investment gains (losses)	$(14)	$101	$(45)	$135

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

•

Net investment losses related to derivatives of $15 million during the three months ended June 30, 2018 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and derivatives that support our fixed indexed annuity products. These losses were partially offset by gains from derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•

We recorded net realized losses of $8 million related to the sale of available-for-sale securities during the three months ended June 30, 2018 compared to $63 million of net realized gains during the three months ended June 30, 2017. We also recorded $3 million of net unrealized gains on equity securities and $2 million of losses on limited partnerships primarily from unrealized losses included in net income during the three months ended June 30, 2018 from adopting new accounting guidance related to the recognition and measurement of financial assets and financial liabilities on January 1, 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

•

Net investment losses related to derivatives of $28 million during the six months ended June 30, 2018 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and derivatives that support our runoff variable annuity products. We also had losses associated with hedging programs for our fixed indexed annuity products. These losses were partially offset by gains from derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•

We recorded net realized losses of $17 million related to the sale of available-for-sale securities during the six months ended June 30, 2018 compared to $92 million of net realized gains during the six months ended June 30, 2017. We also recorded $15 million of net unrealized losses on equity securities and $5 million of gains on limited partnerships primarily from unrealized gains included in net income during the six months ended June 30, 2018 from adopting new accounting guidance related to the recognition and measurement of financial assets and financial liabilities on January 1, 2018.

Investment portfolio

The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	June 30, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$43,175	59%	$45,665	61%
Private	16,857	23	16,860	22
Equity securities	758	1	820	1
Commercial mortgage loans	6,480	9	6,341	8
Restricted commercial mortgage loans related to securitization entities	90	—	107	—
Policy loans	1,872	3	1,786	2
Other invested assets	1,650	2	1,813	2
Cash, cash equivalents and restricted cash	2,243	3	2,875	4

Total cash, cash equivalents, restricted cash and invested assets	$73,125	100%	$76,267	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2018, approximately 6% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of June 30, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,733	$632	$—	$(12)	$—	$5,353
State and political subdivisions	2,699	195	—	(39)	—	2,855
Non-U.S. government (1)	2,347	69	—	(36)	—	2,380
U.S. corporate:
Utilities	4,550	395	—	(66)	—	4,879
Energy	2,160	139	—	(29)	—	2,270
Finance and insurance	6,095	288	—	(108)	—	6,275
Consumer—non-cyclical	4,298	323	—	(80)	—	4,541
Technology and communications	2,709	133	—	(61)	—	2,781
Industrial	1,244	59	—	(20)	—	1,283
Capital goods	2,216	185	—	(40)	—	2,361
Consumer—cyclical	1,538	66	—	(31)	—	1,573
Transportation	1,200	83	—	(31)	—	1,252
Other	337	18	—	(1)	—	354

Total U.S. corporate (1)	26,347	1,689	—	(467)	—	27,569

Non-U.S. corporate:
Utilities	962	22	—	(22)	—	962
Energy	1,316	101	—	(18)	—	1,399
Finance and insurance	2,471	102	—	(36)	—	2,537
Consumer—non-cyclical	709	11	—	(18)	—	702
Technology and communications	992	30	—	(15)	—	1,007
Industrial	943	46	—	(12)	—	977
Capital goods	603	15	—	(7)	—	611
Consumer—cyclical	527	2	—	(7)	—	522
Transportation	690	48	—	(11)	—	727
Other	2,454	128	—	(24)	—	2,558

Total non-U.S. corporate (1)	11,667	505	—	(170)	—	12,002

Residential mortgage-backed (2)	3,426	156	13	(28)	—	3,567
Commercial mortgage-backed	3,387	46	—	(84)	—	3,349
Other asset-backed (2)	2,966	7	1	(17)	—	2,957

Total available-for-sale fixed maturity securities	$57,572	$3,299	$14	$(853)	$—	$60,032

(1)	Fair value included European periphery exposure of $514 million in Ireland, $250 million in Spain, $115 million in Italy and $37 million in Portugal.
(2)	Fair value included $21 million collateralized by Alt-A residential mortgage loans and $23 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities decreased $2.5 billion compared to December 31, 2017 principally from lower net unrealized gains attributable to an increase in interest rates in the current year.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the six months ended June 30, 2018, our exposure to the peripheral European countries decreased by $23 million to $916 million with unrealized gains of $24 million. Our exposure as of June 30, 2018 was diversified with direct exposure to local economies of $187 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $146 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $583 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	June 30, 2018
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2006 and prior	$1,084	436	38%	$6	1
2007	277	75	48%	—	—
2008	113	21	49%	—	—
2009	—	—	—%	—	—
2010	55	12	41%	—	—
2011	201	47	44%	—	—
2012	532	84	47%	—	—
2013	683	126	50%	—	—
2014	794	135	56%	—	—
2015	890	140	61%	—	—
2016	587	98	64%	—	—
2017	789	146	68%	—	—
2018	487	83	67%	—	—

Total	$6,492	1,403	54%	$6	1

(1)	Represents weighted-average loan-to-value as of June 30, 2018.

	December 31, 2017
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2006 and prior	$1,226	480	38%	$6	1
2007	289	76	49%	5	1
2008	125	23	50%	—	—
2009	—	—	—%	—	—
2010	76	15	42%	—	—
2011	206	47	43%	—	—
2012	559	85	45%	—	—
2013	737	132	48%	—	—
2014	835	139	54%	—	—
2015	904	141	61%	—	—
2016	599	99	60%	—	—
2017	797	146	68%	—	—

Total	$6,353	1,383	52%	$11	2

(1)	Represents weighted-average loan-to-value as of December 31, 2017.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Short-term investments	$708	43%	$902	50%
Limited partnerships	335	20	258	14
Derivatives	230	14	276	15
Securities lending collateral	211	13	268	15
Bank loan investments	151	9	91	5
Other investments	15	1	18	1

Total other invested assets	$1,650	100%	$1,813	100%

Short-term investments decreased principally due to net sales in our Australia Mortgage Insurance segment, partially offset by net purchases in our Canada Mortgage Insurance segment in the current year. Limited partnerships increased from additional capital investments and from net unrealized gains, partially offset by return of capital on our investments in the current year.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2017	Additions	Maturities/ terminations	June 30, 2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,155	$1,436	$(1,672)	$10,919
Foreign currency swaps	Notional	22	39	—	61

Total cash flow hedges		11,177	1,475	(1,672)	10,980

Total derivatives designated as hedges		11,177	1,475	(1,672)	10,980

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	(5)	4,674
Interest rate caps and floors	Notional	—	805	—	805
Foreign currency swaps	Notional	349	128	(23)	454
Credit default swaps	Notional	39	—	(19)	20
Equity index options	Notional	2,420	1,246	(927)	2,739
Financial futures	Notional	1,283	2,660	(2,680)	1,263
Equity return swaps	Notional	96	1	(78)	19
Other foreign currency contracts	Notional	3,264	398	(549)	3,113

Total derivatives not designated as hedges		12,130	5,238	(4,281)	13,087

Total derivatives		$23,307	$6,713	$(5,953)	$24,067

(Number of policies)	Measurement	December 31, 2017	Additions	Maturities/ terminations	June 30, 2018
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	30,450	—	(1,343)	29,107
Fixed index annuity embedded derivatives	Policies	17,067	—	(255)	16,812
Indexed universal life embedded derivatives	Policies	985	—	(28)	957

The increase in the notional value of derivatives was primarily attributable to an increase in interest rate caps and floors related to our hedging strategy to mitigate interest rate risk associated with our regulatory capital position.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered.

Consolidated Balance Sheets

Total assets. Total assets decreased $2,820 million from $105,297 million as of December 31, 2017 to $102,477 million as of June 30, 2018.

•

Cash, cash equivalents, restricted cash and invested assets decreased $3,142 million primarily from a decrease of $2,493 million in fixed maturity securities, a decrease of cash, cash equivalents and restricted cash of $632 million and a decrease of $163 million in other invested assets. The decrease in fixed maturity securities was predominantly related to a decline in market values as a result of an increase in interest rates in the current year. Cash, cash equivalents and restricted cash decreased primarily from the redemption of Genworth Holdings’ May 2018 senior notes, net withdrawals from our investment contracts and investing cash outflows principally from purchases of fixed maturity and equity securities outpacing maturities and sales, partially offset by net proceeds from Genworth Holdings’ Term Loan. The decrease in other invested assets was primarily related to net sales of short-term investments, mostly in our Canada and Australia mortgage insurance businesses.

•

DAC increased $757 million predominantly related to our U.S. Life Insurance segment. We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. As of June 30, 2018, due primarily to the increase in interest rates decreasing unrealized investments gains, we increased the DAC balance of our U.S. Life Insurance segment by $896 million with an offsetting amount recorded in other comprehensive income (loss). The increase was partially offset by amortization, net of interest and deferrals, in our U.S. Life Insurance segment in the current year.

•

Reinsurance recoverable decreased $184 million mainly attributable to the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company, an affiliate of our former parent, GE.

•	Separate account assets decreased $480 million primarily due to cash outflows from surrenders and benefits as the business continues to run off.

Total liabilities. Total liabilities decreased $2,233 million from $89,969 million as of December 31, 2017 to $87,736 million as of June 30, 2018.

•

Future policy benefits decreased $559 million primarily driven by a decrease in our U.S Life Insurance segment. As discussed above, the increase in interest rates decreased our unrealized investments gains. As a result, we decreased future policy benefits by $846 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss), referred to as “shadow accounting” adjustments. This decrease was partially offset by aging and growth of our long-term care insurance in-force block in the current year.

•	Policyholder account balances decreased $829 million largely as a result of surrenders and benefits in our fixed annuities business in the current year.

•

Unearned premiums decreased $298 million largely from changes in foreign currency from the strengthening of the U.S. dollar compared to the currencies in Canada and Australia. In our international mortgage insurance businesses, the decrease was also driven by earned premiums outpacing written premiums due mostly to lower new insurance written in the current year.

•

Long-term borrowings decreased $177 million principally from the redemption of $597 million of senior notes that matured in May 2018, partially offset by the $450 million Term Loan Genworth Holdings closed in March 2018.

Total equity. Total equity decreased $587 million from $15,328 million as of December 31, 2017 to $14,741 million as of June 30, 2018.

•

We reported net income available to Genworth Financial, Inc.’s common stockholders of $302 million during the six months ended June 30, 2018. On January 1, 2018, we adopted new accounting guidance on a modified retrospective basis and recorded $114 million to cumulative effect of change in accounting within retained earnings. See note 2 in our unaudited condensed consolidated financial statements for additional information.

•	Foreign currency translation and other adjustments decreased $149 million principally from the strengthening of the U.S. dollar compared to the currencies in Canada and Australia in the current year.

•	Noncontrolling interests decreased $79 million predominantly related to foreign currency translation adjustments of $83 million, dividends to noncontrolling interests of $50 million, the repurchase of shares of $49 million and net unrealized investments losses, partially offset by net income attributable to noncontrolling interests of $112 million in the current year.

•	Net unrealized gains (losses) decreased $349 million primarily from an increase in interest rates in the current year.

•	Derivatives qualifying as hedges decreased $202 million largely from an increase in interest rates in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2018	2017
Net cash from operating activities	$561	$1,308
Net cash used by investing activities	(198)	(523)
Net cash used by financing activities	(943)	(755)

Net increase (decrease) in cash before foreign exchange effect	$(580)	$30

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

We had lower cash outflows from investing activities primarily driven by net sales of short-term investments in the current year compared to net purchases in the prior year, largely driven by the decision to manage the interest rate risk and reposition our portfolios, particularly in our Australian mortgage insurance business. This was partially offset by net purchases of fixed maturity securities in the current year compared to net proceeds in the prior year.

We had cash outflows from financing activities during the current year primarily from the redemption of $597 million of Genworth Holdings’ May 2018 senior notes and from net withdrawals from our investment contracts, partially offset by $441 million net proceeds from the Term Loan closed in March 2018. We had cash outflows in the prior year primarily driven by net withdrawals from our investment contracts.

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

We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. In the first half of 2017 we repaid $42 million related to these repurchase agreements.

Genworth—holding company

Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have any significant operations of their own. Dividends from their respective subsidiaries, payments to them under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings or securities issuances are their principal sources of cash to meet their obligations. Insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. We expect dividends paid by the insurance subsidiaries will vary depending on strategic objectives, regulatory requirements and business performance.

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

Genworth Holdings had $547 million and $795 million of cash, cash equivalents and restricted cash as of June 30, 2018 and December 31, 2017, respectively, which included approximately $16 million and $4 million of restricted cash, respectively. Genworth Holdings also held $75 million in U.S. government securities as of June 30, 2018 and December 31, 2017, which included approximately $36 million and $41 million, respectively, of restricted assets.

During the six months ended June 30, 2018 and 2017, Genworth Holdings received common stock dividends from our international subsidiaries of $91 million and $64 million, respectively. Our U.S. mortgage insurance business also paid a $50 million dividend during the second quarter of 2018. We expect this will be the only dividend paid by our U.S. mortgage insurance business in 2018, however, the evaluation of future dividend plans is subject to current market conditions, among other factors, which are subject to change.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2018, our total cash, cash equivalents, restricted cash and invested assets were $73.1 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 35% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of June 30, 2018.

As of June 30, 2018, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. The reinsurance transaction covering our 2014 through 2017 book years provided an aggregate of approximately $585 million of PMIERs capital credit as of June 30, 2018. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time, including additional reinsurance transactions and contributions of holding company cash.

In May 2018, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. The total number of shares to be purchased by Genworth Australia under the program will depend on business and market conditions, the prevailing share price, market volumes and other considerations. Pursuant to the program, Genworth Australia repurchased approximately 14 million of its shares for AUD$35 million. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0% and received $14 million in cash. Of the $14 million of cash proceeds received, $7 million was paid as a dividend to Genworth Holdings in the second quarter of 2018 and we expect the remainder to be paid to Genworth Holdings as a dividend in the third quarter of 2018.

Genworth Australia began a previous share buy-back program in 2017 and completed it in February 2018, repurchasing approximately 19 million shares for AUD$49 million in the first quarter of 2018. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0% and received $20 million in cash, which was paid to Genworth Holdings as dividends.

In May 2018, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 6, 2019, up to an aggregate of approximately 4.5 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we intend to participate in the NCIB in order to maintain our overall ownership at its current level.

In March 2018, Genworth Canada repurchased approximately 1.2 million shares for CAD$50 million through a previous NCIB. As the majority shareholder, we participated in the NCIB in order to maintain our ownership position of approximately 57.0% and received $22 million in cash. Of the $22 million of cash proceeds received, $16 million was paid as a dividend to Genworth Holdings and $6 million was retained by GMICO.

Capital resources and financing activities

On May 22, 2018, Genworth Holdings redeemed $597 million of its 6.52% senior notes that were issued in May 2008 and matured in May 2018. A cash payment of $616 million comprising net proceeds of $441 million from the Term Loan, as described below, and $175 million of existing cash on hand was used to fully redeem the principal and accrued interest balance of the May 2018 senior notes.

On March 7, 2018, Genworth Holdings entered into a $450 million Term Loan, which matures in March 2023 and was issued at a 0.5% discount. Principal payments under the agreement are due quarterly, commencing on June 30, 2018, and are payable in equal amounts of 0.25% per quarter of the original principal amount with the remaining balance due at maturity. At our option, the Term Loan will bear interest at either an adjusted LIBOR rate no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of 3.5% per annum. The interest rate on the Term Loan as of June 30, 2018 was 6.5%. We incurred $7 million of borrowing costs that were deferred. The Term Loan is unconditionally guaranteed by Genworth Financial, and GFIH has provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which is secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. GFIH is our indirect wholly-owned subsidiary and owns approximately 40.5% of the outstanding common stock of Genworth Canada. The Term Loan is subject to other terms and conditions, including but not limited to: voluntary prepayments subject to prepayment penalties, mandatory prepayments in the event of certain asset sales or the incurrence of further indebtedness by Genworth Financial and various financial covenants.

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances and, if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Due to the delay in the closing of the China Oceanwide transaction, the proceeds of the Term Loan, as described above, were used, together with cash on hand, to retire our May 2018 senior notes. During the first quarter of 2018, given the proceeds from the Term Loan were dedicated to pay the May 2018 senior notes and we have no additional debt maturities due until 2020, we reduced our cash buffer modestly to two times expected annual debt interest payments. We previously managed liquidity at Genworth Holdings to maintain a minimum balance of one and one-half times expected annual debt interest payments plus an additional $350 million. We will continue to evaluate our target level of liquidity as circumstances warrant and may move above or below the target for a period of time given future actions and due to the timing of cash inflows and outflows. Additionally, we will continue to evaluate market influences on the valuation of our senior debt, and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. In the absence of the transaction with China Oceanwide, we may need to pursue asset sales to address our debt maturities, including potential sales of our mortgage insurance businesses in Canada and Australia. We are also evaluating options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see Item 1A—Risk Factors—“Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2017 Annual Report on Form 10-K.

Contractual obligations and commercial commitments

Except as disclosed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2017 Annual Report on Form 10-K filed on February 28, 2018.

Securitization Entities

There were no off-balance sheet securitization transactions during the six months ended June 30, 2018 or 2017.

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

The U.S. Federal Reserve increased its benchmark lending rate 25 basis points in June 2018 and revised its forecast for two additional rate increases, which would result in four rate increases in 2018. The median economist forecasts indicate three additional 25 basis point increases in 2019 and one in 2020. Given this robust forecast, we expect interest rates will continue to rise throughout 2018 but we remain uncertain at the pace in which this increase will occur and its ultimate impact on our businesses. In terms of economic projections from the U.S. Federal Reserve, during the second quarter of 2018, the unemployment rate outlook was revised lower while near-term growth and inflation projections were revised up. The U.S. Treasury yield curve continued to flatten in the second quarter of 2018 with short-term interest rates rising supported by the U.S. Federal Reserve increases, while long-term interest rates increased marginally due to ongoing speculation around tariffs and tensions associated with potential trade wars. Credit markets experienced modest spread widening primarily driven by periodic supply and demand imbalances rather than concerns about fundamental credit or macroeconomic issues. Though widely anticipated, the TCJA was not a catalyst for widespread debt reduction and a corresponding reduction in bond supply. Although the TCJA did result in cash-rich multinational companies exiting the debt issuance market, lower supply from such companies was more than offset by debt-financed merger and acquisition-related issuances in investment grade markets. Furthermore, fixed income issuance was slightly lower as compared to 2017. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income. As of June 30, 2018, the U.S. dollar strengthened against the currencies in Canada and Australia compared to the balance sheet rate as of December 31, 2017 and June 30, 2017. In the second quarter of 2018, the U.S. dollar weakened against the currencies in Canada and Australia compared to the average rate in the second quarter of 2017. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2018

During the three months ended June 30, 2018, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See note 11 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2017 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2018.

Item 6.	Exhibits

Number	Description

2.1	Fifth Waiver and Agreement, dated as of June 28, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 28, 2018)

10.1§	Form of 2018-2020 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.2§	Form of 2018-2020 Performance Cash Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.3§	Form of Cash Retention Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: August 1, 2018	By:	/s/ Matthew D. Farney
Matthew D. Farney
Vice President and Controller (Principal Accounting Officer)