Form 10-Q
period 2018-09-30
GENWORTH FINANCIAL INC
filed 2018-10-31
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 23, 2018, 500,757,037 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$59,404	$62,525
Equity securities, at fair value	783	820
Commercial mortgage loans	6,568	6,341
Restricted commercial mortgage loans related to securitization entities	87	107
Policy loans	1,859	1,786
Other invested assets	1,354	1,813

Total investments	70,055	73,392
Cash, cash equivalents and restricted cash	2,505	2,875
Accrued investment income	657	644
Deferred acquisition costs	3,336	2,329
Intangible assets and goodwill	355	301
Reinsurance recoverable	17,351	17,569
Other assets	467	453
Deferred tax asset	650	504
Separate account assets	6,745	7,230

Total assets	$102,121	$105,297

Liabilities and equity
Liabilities:
Future policy benefits	$38,018	$38,472
Policyholder account balances	22,993	24,195
Liability for policy and contract claims	9,844	9,594
Unearned premiums	3,668	3,967
Other liabilities	1,830	1,910
Borrowings related to securitization entities	20	40
Non-recourse funding obligations	310	310
Long-term borrowings	4,051	4,224
Deferred tax liability	21	27
Separate account liabilities	6,745	7,230

Total liabilities	87,500	89,969

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 589 million and 588 million shares issued as of September 30, 2018 and December 31, 2017, respectively; 501 million and 499 million shares outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	11,983	11,977

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	598	1,075
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	10

Net unrealized investment gains (losses)	608	1,085

Derivatives qualifying as hedges	1,717	2,065
Foreign currency translation and other adjustments	(258)	(123)

Total accumulated other comprehensive income (loss)	2,067	3,027
Retained earnings	1,447	1,113
Treasury stock, at cost (88 million shares as of September 30, 2018 and December 31, 2017)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,798	13,418
Noncontrolling interests	1,823	1,910

Total equity	14,621	15,328

Total liabilities and equity	$102,121	$105,297

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Premiums	$1,122	$1,135	$3,398	$3,382
Net investment income	815	797	2,447	2,388
Net investment gains (losses)	13	85	(32)	220
Policy fees and other income	193	198	604	619

Total revenues	2,143	2,215	6,417	6,609

Benefits and expenses:
Benefits and other changes in policy reserves	1,321	1,344	3,837	3,796
Interest credited	151	164	459	494
Acquisition and operating expenses, net of deferrals	243	265	736	775
Amortization of deferred acquisition costs and intangibles	83	83	299	316
Interest expense	72	73	225	209

Total benefits and expenses	1,870	1,929	5,556	5,590

Income from continuing operations before income taxes	273	286	861	1,019
Provision for income taxes	63	102	237	348

Income from continuing operations	210	184	624	671
Loss from discontinued operations, net of taxes	—	(9)	—	(9)

Net income	210	175	624	662
Less: net income attributable to noncontrolling interests	64	68	176	198

Net income available to Genworth Financial, Inc.’s common stockholders	$146	$107	$448	$464

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.23	$0.89	$0.95

Diluted	$0.29	$0.23	$0.89	$0.94

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.21	$0.89	$0.93

Diluted	$0.29	$0.21	$0.89	$0.93

Weighted-average common shares outstanding:
Basic	500.7	499.1	500.3	498.9

Diluted	503.3	501.6	502.9	501.2

Supplemental disclosures:
Total other-than-temporary impairments	$—	$(1)	$—	$(4)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	(1)	—	(4)
Other investments gains (losses)	13	86	(32)	224

Total net investment gains (losses)	$13	$85	$(32)	$220

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$210	$175	$624	$662

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(134)	(89)	(660)	(173)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	(2)	1
Derivatives qualifying as hedges	(146)	(12)	(362)	(33)
Foreign currency translation and other adjustments	20	81	(165)	261

Total other comprehensive income (loss)	(260)	(20)	(1,189)	56

Total comprehensive income (loss)	(50)	155	(565)	718
Less: comprehensive income attributable to noncontrolling interests	64	108	78	313

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(114)	$47	$(643)	$405

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2017	$1	$11,977	$3,027	$1,113	$(2,700)	$13,418	$1,910	$15,328
Cumulative effect of change in accounting, net of taxes	—	—	131	(114)	—	17	—	17
Repurchase of subsidiary shares	—	—	—	—	—	—	(89)	(89)
Comprehensive income (loss):
Net income	—	—	—	448	—	448	176	624
Other comprehensive loss, net of taxes	—	—	(1,091)	—	—	(1,091)	(98)	(1,189)

Total comprehensive income (loss)						(643)	78	(565)
Dividends to noncontrolling interests	—	—	—	—	—	—	(83)	(83)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	7	13

Balances as of September 30, 2018	$1	$11,983	$2,067	$1,447	$(2,700)	$12,798	$1,823	$14,621

Balances as of December 31, 2016	$1	$11,962	$3,094	$287	$(2,700)	$12,644	$1,823	$14,467
Cumulative effect of change in accounting, net of taxes	—	—	—	9	—	9	—	9
Repurchase of subsidiary shares	—	—	—	—	—	—	(31)	(31)
Comprehensive income (loss):
Net income	—	—	—	464	—	464	198	662
Other comprehensive income (loss), net of taxes	—	—	(59)	—	—	(59)	115	56

Total comprehensive income						405	313	718
Dividends to noncontrolling interests	—	—	—	—	—	—	(92)	(92)
Stock-based compensation expense and exercises and other	—	11	—	—	—	11	5	16

Balances as of September 30, 2017	$1	$11,973	$3,035	$760	$(2,700)	$13,069	$2,018	$15,087

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$624	$662
Less loss from discontinued operations, net of taxes	—	9
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(92)	(107)
Net investment (gains) losses	32	(220)
Charges assessed to policyholders	(528)	(534)
Acquisition costs deferred	(63)	(67)
Amortization of deferred acquisition costs and intangibles	299	316
Deferred income taxes	115	234
Trading securities, limited partnerships and derivative instruments	(363)	716
Stock-based compensation expense	25	29
Change in certain assets and liabilities:
Accrued investment income and other assets	(131)	(21)
Insurance reserves	1,039	1,202
Current tax liabilities	(48)	(27)
Other liabilities, policy and contract claims and other policy-related balances	64	(260)

Net cash from operating activities	973	1,932

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,967	3,396
Commercial mortgage loans	543	454
Restricted commercial mortgage loans related to securitization entities	20	18
Proceeds from sales of investments:
Fixed maturity and equity securities	3,325	3,269
Purchases and originations of investments:
Fixed maturity and equity securities	(6,416)	(6,709)
Commercial mortgage loans	(769)	(608)
Other invested assets, net	364	(521)
Policy loans, net	35	28
Payments for business purchased, net of cash acquired	—	(5)

Net cash from (used by) investing activities	69	(678)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	805	902
Withdrawals from universal life and investment contracts	(1,806)	(2,003)
Proceeds from issuance of long-term debt	441	—
Repayment and repurchase of long-term debt	(598)	—
Repayment of borrowings related to securitization entities	(20)	(16)
Repurchase of subsidiary shares	(89)	(31)
Dividends paid to noncontrolling interests	(83)	(92)
Other, net	—	(30)

Net cash used by financing activities	(1,350)	(1,270)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	68

Net change in cash, cash equivalents and restricted cash	(370)	52
Cash, cash equivalents and restricted cash at beginning of period	2,875	2,784

Cash, cash equivalents and restricted cash at end of period	$2,505	$2,836

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

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China, and a subsidiary of China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”) which is a Delaware limited liability company and owned by China Oceanwide. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of Asia Pacific Insurance. China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement.

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

The accounting for the temporary differences related to investment in foreign subsidiaries recorded in accumulated other comprehensive income (loss) at adoption of the TCJA were provisional. Therefore, additional reclassification adjustments may be recorded in fourth quarter of 2018 as tax effects of the TCJA on related temporary differences are finalized. However, no reclassification adjustments were recorded during the second or third quarters of 2018. Other than those effects related to the TCJA, our policy is to release stranded tax effects from accumulated other comprehensive income (loss) using the portfolio approach for items related to investments and derivatives, and upon disposition of a subsidiary for items related to outside basis differences.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued new accounting guidance that significantly changes the recognition and measurement of long-duration insurance contracts and expands disclosure requirements, which impacts our life insurance DAC and liabilities. In accordance with the guidance, the more significant changes include:

•

assumptions will no longer be locked-in at contract inception and all cash flow assumptions used to estimate the liability for future policy benefits will be reviewed at least annually in the same period each year or more frequently if actual experience indicates a change is required;

•

changes in cash flow assumptions (except the discount rate) will be recorded in net income (loss) using a retrospective approach with a cumulative catch-up adjustment by recalculating the net premium ratio (which will be capped at 100%) using actual historical and updated future cash flow assumptions;

•

the discount rate used to determine the liability for future policy benefits will be a current upper-medium grade (low credit risk) fixed-income instrument yield, which is generally interpreted to mean a single-A rated bond rate for the same duration, and is required to be reviewed quarterly, with changes in the discount rate recorded in other comprehensive income (loss);

•	the provision for adverse deviation and the premium deficiency test will be eliminated;

•	market risk benefits associated with deposit-type contracts will be measured at fair value with changes recorded in net income (loss);

•	the amortization method for DAC will generally be on a straight-line basis over the expected contract term; and

•	disclosures will be greatly expanded to include significant assumptions and product liability rollforwards.

The guidance is currently effective for us on January 1, 2021 using the modified retrospective method, with early adoption permitted. We are in process of evaluating the new guidance and the impact it will have on our consolidated financial statements.

In August 2018, the FASB issued new accounting guidance related to disclosure requirements for defined benefit plans as part of its disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for defined benefit pension and other postretirement benefit plans. The guidance is currently effective for us on January 1, 2020 using the retrospective method, with early adoption permitted. We do not expect any significant impact from this guidance on our consolidated financial statements and disclosures.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2018, the FASB issued new accounting guidance related to fair value disclosure requirements as part of its disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for fair value measurements. The guidance includes new disclosure requirements related to the change in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is currently effective for us on January 1, 2020 using the prospective method for certain disclosures and the retrospective method for all other disclosures. Early adoption of either the entire standard or only the provisions that eliminate or modify the requirements is permitted. We are in process of evaluating the impact the guidance may have on our consolidated financial statements and disclosures.

In June 2018, the FASB issued new accounting guidance related to accounting for nonemployee share-based payments. The guidance aligns the measurement and classification of share-based payments to nonemployees issued in exchange for goods or services with the guidance for share-based payments to employees, with certain exceptions. The guidance is currently effective for us on January 1, 2019 using the modified retrospective method, with early adoption permitted. This guidance is consistent with our previous accounting practices and, accordingly, we do not expect any impact from this guidance on our consolidated financial statements.

In March 2017, the FASB issued new accounting guidance shortening the amortization period of certain callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. The guidance is currently effective for us on January 1, 2019 using the modified retrospective method, with early adoption permitted. While we are still evaluating the full impact, at this time we do not expect any significant impact from this guidance on our consolidated financial statements.

In June 2016, the FASB issued new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires that entities recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value, which would primarily include our commercial mortgage loans and reinsurance receivables. The new guidance retains most of the existing impairment guidance for available-for-sale debt securities but amends the presentation of credit losses to be presented as an allowance as opposed to a write-down and permits the reversal of credit losses when reassessing changes in the credit losses each reporting period. The new guidance is effective for us on January 1, 2020, with early adoption permitted beginning January 1, 2019. Upon adoption, the modified retrospective method will be used and a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption will be recorded. We are in process of evaluating the impact the guidance may have on our consolidated financial statements.

In February 2016, the FASB issued new accounting guidance related to the accounting for leases. The new guidance generally requires lessees to recognize both a right-to-use asset and a corresponding liability on the balance sheet. The guidance is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required as of the earliest period presented. Amendments to the guidance also allow an optional transition method practical expedient, which permits entities to apply the new lease standard using the modified retrospective transition approach at the date of adoption. Certain other practical expedients are available, which we are in the process of evaluating. We have identified our significant leases by asset type that will be impacted by the new guidance and begun implementation of a new software platform to facilitate compliance with the new guidance. Upon adoption, we expect to apply the optional transition method and record a right-of-use asset and liability on our balance sheet related to existing operating leases. While we are still evaluating the full impact, at this time we do not expect a significant impact from this guidance on our consolidated financial statements and we are in process of evaluating the impact to our disclosures.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2018	2017	2018	2017
Weighted-average shares used in basic earnings per share calculations	500.7	499.1	500.3	498.9
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	2.6	2.5	2.6	2.3

Weighted-average shares used in diluted earnings per share calculations	503.3	501.6	502.9	501.2

Income from continuing operations:
Income from continuing operations	$210	$184	$624	$671
Less: income from continuing operations attributable to noncontrolling interests	64	68	176	198

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$146	$116	$448	$473

Basic per share	$0.29	$0.23	$0.89	$0.95

Diluted per share	$0.29	$0.23	$0.89	$0.94

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$—	$(9)	$—	$(9)
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Loss from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$—	$(9)	$—	$(9)

Basic per share	$—	$(0.02)	$—	$(0.02)

Diluted per share	$—	$(0.02)	$—	$(0.02)

Net income:
Income from continuing operations	$210	$184	$624	$671
Loss from discontinued operations, net of taxes	—	(9)	—	(9)

Net income	210	175	624	662
Less: net income attributable to noncontrolling interests	64	68	176	198

Net income available to Genworth Financial, Inc.’s common stockholders	$146	$107	$448	$464

Basic per share	$0.29	$0.21	$0.89	$0.93

Diluted per share	$0.29	$0.21	$0.89	$0.93

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Fixed maturity securities—taxable	$643	$640	$1,929	$1,930
Fixed maturity securities—non-taxable	3	3	9	9
Equity securities	11	9	31	26
Commercial mortgage loans	81	78	240	231
Restricted commercial mortgage loans related to securitization entities	1	3	5	7
Policy loans	41	39	125	120
Other invested assets	44	39	136	106
Restricted other invested assets related to securitization entities	—	—	—	1
Cash, cash equivalents and short-term investments	13	10	39	26

Gross investment income before expenses and fees	837	821	2,514	2,456
Expenses and fees	(22)	(24)	(67)	(68)

Net investment income	$815	$797	$2,447	$2,388

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Available-for-sale securities:
Realized gains	$22	$40	$42	$177
Realized losses	(30)	(10)	(67)	(55)

Net realized gains (losses) on available-for-sale securities	(8)	30	(25)	122

Impairments:
Total other-than-temporary impairments	—	(1)	—	(4)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	(1)	—	(4)

Net realized gains (losses) on equity securities sold	—	—	10	—
Net unrealized gains (losses) on equity securities still held	—	—	(15)	—
Trading securities	—	—	—	1
Limited partnerships	3	—	8	—
Commercial mortgage loans	—	1	—	3
Net gains (losses) related to securitization entities	—	1	—	5
Derivative instruments (1)	18	54	(10)	93

Net investment gains (losses)	$13	$85	$(32)	$220

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended September 30, 2018 and 2017 was $725 million and $286 million, respectively, which was approximately 96% and 97%, respectively, of book value. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2018 and 2017 was $1,984 million and $1,390 million, respectively, which was approximately 97% and 96%, respectively, of book value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (“OCI”) as of and for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Beginning balance	$25	$38	$32	$42
Reductions:
Securities sold, paid down or disposed	—	(5)	(7)	(9)

Ending balance	$25	$33	$25	$33

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2018	December 31, 2017
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$2,000	$5,125
Equity securities	—	69

Subtotal (1)	2,000	5,194
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,180)	(3,451)
Income taxes, net	(178)	(583)

Net unrealized investment gains (losses)	642	1,160
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	34	75

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$608	$1,085

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2018	2017
Beginning balance	$736	$1,180
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(564)	(10)
Adjustment to deferred acquisition costs	292	(1)
Adjustment to present value of future profits	9	(3)
Adjustment to sales inducements	3	—
Adjustment to benefit reserves	65	(92)
Provision for income taxes	54	36

Change in unrealized gains (losses) on investment securities	(141)	(70)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(2) and $10	7	(19)

Change in net unrealized investment gains (losses)	(134)	(89)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(6)	(17)

Ending balance	$608	$1,108

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of or for the nine months ended September 30,
(Amounts in millions)	2018	2017
Beginning balance	$1,085	$1,262
Cumulative effect of changes in accounting:
Stranded tax effects	189	—
Recognition and measurement of financial assets and liabilities, net of taxes of $18 and $—	(25)	—

Total cumulative effect of changes in accounting	164	—

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(3,150)	1,377
Adjustment to deferred acquisition costs	1,201	(1,047)
Adjustment to present value of future profits	65	(36)
Adjustment to sales inducements	32	(11)
Adjustment to benefit reserves	967	(429)
Provision for income taxes	203	51

Change in unrealized gains (losses) on investment securities	(682)	(95)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(5) and $41	20	(77)

Change in net unrealized investment gains (losses)	(662)	(172)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(21)	(18)

Ending balance	$608	$1,108

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of September 30, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,733	$491	$—	$(43)	$—	$5,181
State and political subdivisions	2,686	156	—	(47)	—	2,795
Non-U.S. government	2,265	65	—	(41)	—	2,289
U.S. corporate:
Utilities	4,459	341	—	(89)	—	4,711
Energy	2,228	136	—	(28)	—	2,336
Finance and insurance	6,203	264	—	(115)	—	6,352
Consumer—non-cyclical	4,496	298	—	(90)	—	4,704
Technology and communications	2,704	127	—	(56)	—	2,775
Industrial	1,152	52	—	(19)	—	1,185
Capital goods	2,209	167	—	(41)	—	2,335
Consumer—cyclical	1,543	62	—	(32)	—	1,573
Transportation	1,190	81	—	(33)	—	1,238
Other	315	15	—	(1)	—	329

Total U.S. corporate	26,499	1,543	—	(504)	—	27,538

Non-U.S. corporate:
Utilities	1,028	18	—	(26)	—	1,020
Energy	1,299	98	—	(18)	—	1,379
Finance and insurance	2,483	91	—	(37)	—	2,537
Consumer—non-cyclical	730	9	—	(18)	—	721
Technology and communications	1,085	28	—	(16)	—	1,097
Industrial	904	40	—	(11)	—	933
Capital goods	603	13	—	(9)	—	607
Consumer—cyclical	543	2	—	(11)	—	534
Transportation	690	43	—	(13)	—	720
Other	2,542	108	—	(25)	—	2,625

Total non-U.S. corporate	11,907	450	—	(184)	—	12,173

Residential mortgage-backed	3,125	123	13	(39)	—	3,222
Commercial mortgage-backed	3,217	38	—	(99)	—	3,156
Other asset-backed	3,066	4	1	(21)	—	3,050

Total available-for-sale fixed maturity securities	$57,498	$2,870	$14	$(978)	$—	$59,404

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2018:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$911	$(32)	52	$113	$(11)	12	$1,024	$(43)	64
State and political subdivisions	618	(22)	125	344	(25)	52	962	(47)	177
Non-U.S. government	754	(16)	76	465	(25)	28	1,219	(41)	104
U.S. corporate	9,901	(354)	1,345	1,702	(150)	236	11,603	(504)	1,581
Non-U.S. corporate	4,353	(125)	592	869	(59)	131	5,222	(184)	723
Residential mortgage-backed	884	(21)	135	441	(18)	81	1,325	(39)	216
Commercial mortgage-backed	1,078	(30)	164	706	(69)	105	1,784	(99)	269
Other asset-backed	1,669	(15)	300	381	(6)	83	2,050	(21)	383

Total for fixed maturity securities in an unrealized loss position	$20,168	$(615)	2,789	$5,021	$(363)	728	$25,189	$(978)	3,517

% Below cost:
<20% Below cost	$20,163	$(614)	2,787	$5,007	$(357)	723	$25,170	$(971)	3,510
20%-50% Below cost	5	(1)	2	14	(6)	5	19	(7)	7

Total for fixed maturity securities in an unrealized loss position	$20,168	$(615)	2,789	$5,021	$(363)	728	$25,189	$(978)	3,517

Investment grade	$19,212	$(581)	2,653	$4,882	$(350)	697	$24,094	$(931)	3,350
Below investment grade	956	(34)	136	139	(13)	31	1,095	(47)	167

Total for fixed maturity securities in an unrealized loss position	$20,168	$(615)	2,789	$5,021	$(363)	728	$25,189	$(978)	3,517

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of September 30, 2018:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$1,321	$(59)	191	$281	$(30)	50	$1,602	$(89)	241
Energy	633	(19)	94	130	(9)	16	763	(28)	110
Finance and insurance	2,720	(89)	378	408	(26)	51	3,128	(115)	429
Consumer—non-cyclical	1,687	(65)	198	261	(25)	34	1,948	(90)	232
Technology and communications	1,065	(34)	142	222	(22)	28	1,287	(56)	170
Industrial	457	(15)	58	46	(4)	7	503	(19)	65
Capital goods	749	(28)	102	114	(13)	19	863	(41)	121
Consumer—cyclical	715	(23)	109	110	(9)	14	825	(32)	123
Transportation	486	(21)	69	116	(12)	16	602	(33)	85
Other	68	(1)	4	14	—	1	82	(1)	5

Subtotal, U.S. corporate securities	9,901	(354)	1,345	1,702	(150)	236	11,603	(504)	1,581

Non-U.S. corporate:
Utilities	413	(14)	56	135	(12)	16	548	(26)	72
Energy	381	(12)	53	108	(6)	13	489	(18)	66
Finance and insurance	1,046	(27)	148	181	(10)	31	1,227	(37)	179
Consumer—non-cyclical	330	(12)	34	83	(6)	11	413	(18)	45
Technology and communications	523	(13)	68	35	(3)	7	558	(16)	75
Industrial	249	(7)	41	37	(4)	4	286	(11)	45
Capital goods	227	(7)	26	34	(2)	7	261	(9)	33
Consumer—cyclical	361	(10)	46	36	(1)	9	397	(11)	55
Transportation	228	(6)	27	70	(7)	10	298	(13)	37
Other	595	(17)	93	150	(8)	23	745	(25)	116

Subtotal, non-U.S. corporate securities	4,353	(125)	592	869	(59)	131	5,222	(184)	723

Total for corporate securities in an unrealized loss position	$14,254	$(479)	1,937	$2,571	$(209)	367	$16,825	$(688)	2,304

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2017:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$78	$(1)	21	$94	$(2)	7	$172	$(3)	28
State and political subdivisions	125	(1)	35	327	(21)	42	452	(22)	77
Non-U.S. government	583	(7)	26	239	(13)	20	822	(20)	46
U.S. corporate	1,871	(26)	296	1,347	(42)	190	3,218	(68)	486
Non-U.S. corporate	1,323	(12)	217	548	(21)	77	1,871	(33)	294
Residential mortgage- backed	707	(7)	81	130	(4)	46	837	(11)	127
Commercial mortgage-backed	476	(4)	69	646	(33)	90	1,122	(37)	159
Other asset-backed	853	(4)	160	230	(2)	57	1,083	(6)	217

Subtotal, fixed maturity securities	6,016	(62)	905	3,561	(138)	529	9,577	(200)	1,434
Equity securities	74	(3)	134	100	(5)	58	174	(8)	192

Total for securities in an unrealized loss position	$6,090	$(65)	1,039	$3,661	$(143)	587	$9,751	$(208)	1,626

% Below cost—fixed maturity securities:
<20% Below cost	$6,016	$(62)	905	$3,555	$(136)	526	$9,571	$(198)	1,431
20%-50% Below cost	—	—	—	6	(2)	3	6	(2)	3

Total fixed maturity securities	6,016	(62)	905	3,561	(138)	529	9,577	(200)	1,434

% Below cost—equity securities:
<20% Below cost	74	(3)	134	100	(5)	58	174	(8)	192

Total equity securities	74	(3)	134	100	(5)	58	174	(8)	192

Total for securities in an unrealized loss position	$6,090	$(65)	1,039	$3,661	$(143)	587	$9,751	$(208)	1,626

Investment grade	$5,867	$(55)	898	$3,488	$(135)	528	$9,355	$(190)	1,426
Below investment grade	223	(10)	141	173	(8)	59	396	(18)	200

Total for securities in an unrealized loss position	$6,090	$(65)	1,039	$3,661	$(143)	587	$9,751	$(208)	1,626

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2018 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,708	$1,719
Due after one year through five years	10,884	10,987
Due after five years through ten years	12,477	12,531
Due after ten years	23,021	24,739

Subtotal	48,090	49,976
Residential mortgage-backed	3,125	3,222
Commercial mortgage-backed	3,217	3,156
Other asset-backed	3,066	3,050

Total	$57,498	$59,404

As of September 30, 2018, securities issued by finance and insurance, consumer—non-cyclical and utilities industry groups represented approximately 22%, 14% and 14%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of September 30, 2018, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,412	36%	$2,239	35%
Industrial	1,629	25	1,628	26
Office	1,521	23	1,510	24
Apartments	494	8	478	8
Mixed use	251	4	223	3
Other	274	4	275	4

Subtotal	6,581	100%	6,353	100%

Unamortized balance of loan origination fees and costs	(4)		(3)
Allowance for losses	(9)		(9)

Total	$6,568		$6,341

	September 30, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,699	26%	$1,625	26%
Pacific	1,633	25	1,622	26
Middle Atlantic	952	15	927	14
Mountain	624	10	556	9
West North Central	471	7	446	7
East North Central	401	6	394	6
West South Central	356	5	336	5
East South Central	228	3	208	3
New England	217	3	239	4

Subtotal	6,581	100%	6,353	100%

Unamortized balance of loan origination fees and costs	(4)		(3)
Allowance for losses	(9)		(9)

Total	$6,568		$6,341

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	September 30, 2018
(Amounts in millions)	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,412	$2,412
Industrial	—	—	—	—	1,629	1,629
Office	—	—	6	6	1,515	1,521
Apartments	—	—	—	—	494	494
Mixed use	—	—	—	—	251	251
Other	—	—	—	—	274	274

Total recorded investment	$—	$—	$6	$6	$6,575	$6,581

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2017
(Amounts in millions)	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$5	$—	$—	$5	$2,234	$2,239
Industrial	—	—	—	—	1,628	1,628
Office	—	—	6	6	1,504	1,510
Apartments	—	—	—	—	478	478
Mixed use	—	—	—	—	223	223
Other	—	—	—	—	275	275

Total recorded investment	$5	$—	$6	$11	$6,342	$6,353

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of September 30, 2018 and December 31, 2017, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of September 30, 2018 and December 31, 2017.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of September 30, 2018, our commercial mortgage loans greater than 90 days past due included one impaired loan. This loan had an appraised value in excess of the recorded investment and the current recorded investment of this loan is expected to be recoverable.

During the nine months ended September 30, 2018 and the year ended December 31, 2017, we modified or extended two and ten commercial mortgage loans, respectively, with a total carrying value of $12 million and $27 million, respectively. All of these modifications or extensions were based on current market interest rates and did not result in any forgiveness in the outstanding principal amount owed by the borrower.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Allowance for credit losses:
Beginning balance	$9	$10	$9	$12
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	—	—	(2)

Ending balance	$9	$10	$9	$10

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$9	$10	$9	$10

Recorded investment:
Ending balance	$6,581	$6,281	$6,581	$6,281

Ending balance of individually impaired loans	$6	$—	$6	$—

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,575	$6,281	$6,575	$6,281

As of September 30, 2018 and December 31, 2017, we had one individually impaired loan within the office property type with a recorded investment and unpaid principal balance of $6 million. As of September 30, 2017, we had no individually impaired commercial mortgage loans.

In evaluating the credit quality of commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. Certain risks associated with commercial mortgage loans can be evaluated by reviewing both the loan-to-value and debt service coverage ratio to understand both the probability of the borrower not being able to make the necessary loan payments as well as the ability to sell the underlying property for an amount that would enable us to recover our unpaid principal balance in the event of default by the borrower. The average loan-to-value ratio is based on our most recent estimate of the fair value for the underlying property which is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A lower loan-to-value indicates that our loan value is more likely to be recovered in the event of default by the borrower if the property was sold. The debt service coverage ratio is based on “normalized” annual income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A higher debt service coverage ratio indicates the borrower is less likely to default on the loan. The debt service coverage ratio is not used without considering other factors associated with the borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2018
(Amounts in millions)	0%-50%	51%-60%	61%-75%	76%-100%	Greater than 100%	Total
Property type:
Retail	$794	$488	$1,130	$—	$—	$2,412
Industrial	712	302	615	—	—	1,629
Office	413	449	651	8	—	1,521
Apartments	200	113	176	5	—	494
Mixed use	100	54	97	—	—	251
Other	29	36	209	—	—	274

Total recorded investment	$2,248	$1,442	$2,878	$13	$—	$6,581

% of total	34%	22%	44%	—%	—%	100%

Weighted-average debt service coverage ratio	2.31	1.87	1.62	1.07	—	1.91

	December 31, 2017
(Amounts in millions)	0%-50%	51%-60%	61%-75%	76%-100%	Greater than 100% (1)	Total
Property type:
Retail	$919	$500	$820	$—	$—	$2,239
Industrial	731	363	532	2	—	1,628
Office	575	386	534	13	2	1,510
Apartments	226	101	146	5	—	478
Mixed use	99	59	65	—	—	223
Other	68	28	179	—	—	275

Total recorded investment	$2,618	$1,437	$2,276	$20	$2	$6,353

% of total	41%	23%	36%	—%	—%	100%

Weighted-average debt service coverage ratio	2.65	1.85	1.62	0.62	1.04	2.09

(1)

Included a loan with a recorded investment of $2 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 102%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2018
(Amounts in millions)	Less than 1.00	1.00-1.25	1.26-1.50	1.51-2.00	Greater than 2.00	Total
Property type:
Retail	$40	$194	$417	$1,197	$564	$2,412
Industrial	19	60	203	756	591	1,629
Office	33	69	169	732	518	1,521
Apartments	12	17	93	189	183	494
Mixed use	5	4	50	89	103	251
Other	1	146	32	86	9	274

Total recorded investment	$110	$490	$964	$3,049	$1,968	$6,581

% of total	2%	7%	15%	46%	30%	100%

Weighted-average loan-to-value	54%	59%	62%	60%	45%	55%

	December 31, 2017
(Amounts in millions)	Less than 1.00	1.00-1.25	1.26-1.50	1.51-2.00	Greater than 2.00	Total
Property type:
Retail	$43	$235	$301	$1,020	$640	$2,239
Industrial	23	61	174	700	670	1,628
Office	51	61	157	569	672	1,510
Apartments	—	17	77	191	193	478
Mixed use	2	4	26	86	105	223
Other	1	149	14	71	40	275

Total recorded investment	$120	$527	$749	$2,637	$2,320	$6,353

% of total	2%	8%	12%	42%	36%	100%

Weighted-average loan-to-value	55%	60%	58%	58%	42%	52%

As of September 30, 2018 and December 31, 2017, we did not have any floating rate commercial mortgage loans.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments in partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of September 30, 2018 and December 31, 2017, the total carrying value of these investments was $330 million and $222 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	September 30, 2018	December 31, 2017	Balance sheet classification	September 30, 2018	December 31, 2017
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$36	$74	Other liabilities	$155	$25
Foreign currency swaps	Other invested assets	2	1	Other liabilities	—	—

Total cash flow hedges		38	75		155	25

Total derivatives designated as hedges		38	75		155	25

Derivatives not designated as hedges
Interest rate swaps in a foreign currency	Other invested assets	116	105	Other liabilities	—	—
Interest rate caps and floors	Other invested assets	3	—	Other liabilities	—	—
Foreign currency swaps	Other invested assets	5	11	Other liabilities	3	—
Equity index options	Other invested assets	79	80	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	—	Other liabilities	1	2
Other foreign currency contracts	Other invested assets	4	5	Other liabilities	19	20
GMWB embedded derivatives	Reinsurance recoverable (1)	11	14	Policyholder account balances (2)	201	250
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	446	419
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	13	14

Total derivatives not designated as hedges		218	215		683	705

Total derivatives		$256	$290		$838	$730

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2017	Additions	Maturities/ terminations	September 30, 2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,155	$1,645	$(1,978)	$10,822
Foreign currency swaps	Notional	22	58	—	80

Total cash flow hedges		11,177	1,703	(1,978)	10,902

Total derivatives designated as hedges		11,177	1,703	(1,978)	10,902

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	(5)	4,674
Interest rate swaps in a foreign currency	Notional	2,793	117	(203)	2,707
Interest rate caps and floors	Notional	—	2,090	(79)	2,011
Foreign currency swaps	Notional	349	133	(23)	459
Credit default swaps	Notional	39	—	(39)	—
Equity index options	Notional	2,420	1,895	(1,484)	2,831
Financial futures	Notional	1,283	3,901	(3,964)	1,220
Equity return swaps	Notional	96	3	(78)	21
Other foreign currency contracts	Notional	471	516	(502)	485

Total derivatives not designated as hedges		12,130	8,655	(6,377)	14,408

Total derivatives		$23,307	$10,358	$(8,355)	$25,310

(Number of policies)	Measurement	December 31, 2017	Additions	Maturities/ terminations	September 30, 2018
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	30,450	—	(2,008)	28,442
Fixed index annuity embedded derivatives	Policies	17,067	—	(390)	16,677
Indexed universal life embedded derivatives	Policies	985	—	(38)	947

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended September 30, 2018:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income
Interest rate swaps hedging assets	$(164)	$38	Net investment income
Interest rate swaps hedging liabilities	9	—	Interest expense
Foreign currency swaps	1	—	Net investment income

Total	$(154)	$38

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended September 30, 2017:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$17	$34	Net investment income	$—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$16	$34		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income effects of cash flow hedges for the nine months ended September 30, 2018:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income
Interest rate swaps hedging assets	$(391)	$112	Net investment income
Interest rate swaps hedging assets	—	5	Net investment gains (losses)
Interest rate swaps hedging liabilities	31	—	Interest expense
Foreign currency swaps	1	—	Net investment income

Total	$(359)	$117

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

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2018	2017
Derivatives qualifying as effective accounting hedges as of July 1	$1,863	$2,064
Current period increases (decreases) in fair value, net of deferred taxes of $32 and $(6)	(122)	10
Reclassification to net (income), net of deferred taxes of $14 and $12	(24)	(22)

Derivatives qualifying as effective accounting hedges as of September 30	$1,717	$2,052

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30,
(Amounts in millions)	2018	2017
Derivatives qualifying as effective accounting hedges as of January 1	$2,065	$2,085
Cumulative effect of changes in accounting:
Stranded tax effects	12	—
Changes to the hedge accounting model, net of deferred taxes of $(1) and $—	2	—

Total cumulative effect of changes in accounting	14	—

Current period increases (decreases) in fair value, net of deferred taxes of $75 and $(17)	(287)	29
Reclassification to net (income), net of deferred taxes of $42 and $35	(75)	(62)

Derivatives qualifying as effective accounting hedges as of September 30	$1,717	$2,052

The total of derivatives designated as cash flow hedges of $1,717 million, net of taxes, recorded in stockholders’ equity as of September 30, 2018 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $106 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the nine months ended September 30, 2018, we reclassified $6 million to net income in connection with forecasted transactions that were no longer considered probable of occurring.

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life; (iv) interest rate swaps, interest rate swaps in a foreign currency and interest rate caps and floors where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; (vi) foreign currency swaps, options and forward contracts to mitigate currency risk associated with non-functional currency investments held by certain foreign subsidiaries and future dividends or other cash flows from certain foreign subsidiaries to our holding company; and (vii) equity index options to mitigate certain macroeconomic risks associated with certain foreign subsidiaries. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity and indexed universal life products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2018	2017
Interest rate swaps	$2	$1	Net investment gains (losses)
Interest rate swaps in a foreign currency	16	34	Net investment gains (losses)
Interest rate caps and floors	(3)	—	Net investment gains (losses)
Credit default swaps related to securitization entities	—	2	Net investment gains (losses)
Equity index options	19	16	Net investment gains (losses)
Financial futures	(42)	(17)	Net investment gains (losses)
Equity return swaps	—	(5)	Net investment gains (losses)
Other foreign currency contracts	5	6	Net investment gains (losses)
Foreign currency swaps	8	8	Net investment gains (losses)
GMWB embedded derivatives	39	30	Net investment gains (losses)
Fixed index annuity embedded derivatives	(29)	(21)	Net investment gains (losses)
Indexed universal life embedded derivatives	3	2	Net investment gains (losses)

Total derivatives not designated as hedges	$18	$56

	Nine months ended September 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2018	2017
Interest rate swaps	$(1)	$2	Net investment gains (losses)
Interest rate swaps in a foreign currency	25	60	Net investment gains (losses)
Interest rate caps and floors	(3)	—	Net investment gains (losses)
Credit default swaps related to securitization entities	—	6	Net investment gains (losses)
Equity index options	12	42	Net investment gains (losses)
Financial futures	(79)	(25)	Net investment gains (losses)
Equity return swaps	(4)	(19)	Net investment gains (losses)
Other foreign currency contracts	5	6	Net investment gains (losses)
Foreign currency swaps	(10)	13	Net investment gains (losses)
GMWB embedded derivatives	66	64	Net investment gains (losses)
Fixed index annuity embedded derivatives	(36)	(57)	Net investment gains (losses)
Indexed universal life embedded derivatives	10	5	Net investment gains (losses)

Total derivatives not designated as hedges	$(15)	$97

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2018			December 31, 2017
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$251	$179	$72	$278	$47	$231
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	251	179	72	278	47	231
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(33)	(33)	—	(23)	(23)	—
Collateral received	(148)	—	(148)	(170)	—	(170)
Collateral pledged	—	(521)	521	—	(288)	288
Over collateralization	9	375	(366)	—	264	(264)

Net amount	$79	$—	$79	$85	$—	$85

(1)

Included $6 million and $2 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of September 30, 2018 and December 31, 2017, respectively.

(2)

Included $1 million of accrual on derivatives classified as other liabilities as of September 30, 2018. Does not include amounts related to embedded derivatives and derivatives related to securitization entities as of September 30, 2018 and December 31, 2017.

(3)

Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, several of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. Beginning in 2018, we have renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements. If the provisions defined in these agreements had been triggered as of September 30, 2018 and December 31, 2017, we could have been allowed to claim $79 million and $85 million, respectively. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

We actively responded to the risk in our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter derivatives transactions with us following the downgrades of our life insurance subsidiaries by Moody’s Investors Service, Inc. and A.M. Best Company, Inc. in February 2018 and by Standard & Poor’s Financial Services, LLC in September 2018. As of September 30, 2018, no counterparties exercised their rights to terminate or revise the terms of their transactions with us.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Derivatives

We sell protection under single name credit default swaps in combination with purchasing a security to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for single name reference entities follow the Credit Derivatives Physical Settlement Matrix published by the International Swaps and Derivatives Association. Under these terms, credit default triggers are defined as bankruptcy, failure to pay or restructuring, if applicable. Our maximum exposure to credit loss equals the notional value for credit default swaps. In the event of default for credit default swaps, we are typically required to pay the protection holder the full notional value less a recovery rate determined at auction. Our remaining single name credit default swaps matured during the third quarter of 2018.

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	September 30, 2018			December 31, 2017
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$39	$—	$—

Total credit default swaps on single name reference entities	$—	$—	$—	$39	$—	$—

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2018
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,568	$6,512	$—	$—	$6,512
Restricted commercial mortgage loans		(1)	87	92	—	—	92
Other invested assets		(1)	194	195	—	—	195
Liabilities:
Long-term borrowings		(1)	4,051	3,741	—	3,594	147
Non-recourse funding obligations		(1)	310	212	—	—	212
Borrowings related to securitization entities		(1)	20	20	—	20	—
Investment contracts		(1)	13,317	13,599	—	—	13,599
Other firm commitments:
Commitments to fund limited partnerships	423		—	—	—	—	—
Commitments to fund bank loan investments	33		—	—	—	—	—
Ordinary course of business lending commitments	141		—	—	—	—	—

	December 31, 2017
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,341	$6,573	$—	$—	$6,573
Restricted commercial mortgage loans		(1)	107	116	—	—	116
Other invested assets		(1)	277	299	—	—	299
Liabilities:
Long-term borrowings		(1)	4,224	3,725	—	3,566	159
Non-recourse funding obligations		(1)	310	201	—	—	201
Borrowings related to securitization entities		(1)	40	41	—	41	—
Investment contracts		(1)	14,700	15,123	—	5	15,118
Other firm commitments:
Commitments to fund limited partnerships	317		—	—	—	—	—
Commitments to fund bank loan investments	18		—	—	—	—	—
Ordinary course of business lending commitments	168		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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

In general, we first obtain valuations from pricing services. For certain private fixed maturity securities where we do not obtain valuations from pricing services, we utilize an internal model to determine fair value since transactions for identical securities are not readily observable and these securities are not typically valued by pricing services. If prices are unavailable from public pricing services, we obtain broker quotes. For all securities, excluding certain private fixed maturity securities, if neither a pricing service nor broker quotes valuation is available, we determine fair value using internal models.

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

Level 2 measurements

Fixed maturity securities

•

Third-party pricing services: In estimating the fair value of fixed maturity securities, approximately 91% of our portfolio is priced using third-party pricing sources as of September 30, 2018. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by third-party pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our third-party pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2018:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$5,181	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$2,742	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$2,274	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$24,517	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$10,219	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$3,178	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Commercial mortgage-backed	$3,081	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$2,899	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Internal models: A portion of our non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $15 million, $1,103 million and $587 million, respectively, as of September 30, 2018. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Level 3 measurements

Fixed maturity securities

•

Internal models: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,228 million as of September 30, 2018.

•

Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $380 million as of September 30, 2018.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of September 30, 2018 and December 31, 2017, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $49 million and $63 million, respectively.

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

Interest rate swaps in a foreign currency. The valuation of interest rate swaps in a foreign currency is determined using an income approach. The primary inputs into the valuation represents the forward interest rate swap curve and foreign currency, which are generally considered observable inputs, and results in the derivative being classified as Level 2.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,181	$—	$5,181	$—	$—
State and political subdivisions	2,795	—	2,742	53	—
Non-U.S. government	2,289	—	2,289	—	—
U.S. corporate:
Utilities	4,711	—	4,080	631	—
Energy	2,336	—	2,212	124	—
Finance and insurance	6,352	—	5,883	469	—
Consumer—non-cyclical	4,704	—	4,626	78	—
Technology and communications	2,775	—	2,763	12	—
Industrial	1,185	—	1,145	40	—
Capital goods	2,335	—	2,217	118	—
Consumer—cyclical	1,573	—	1,333	240	—
Transportation	1,238	—	1,183	55	—
Other	329	—	178	151	—

Total U.S. corporate	27,538	—	25,620	1,918	—

Non-U.S. corporate:
Utilities	1,020	—	697	323	—
Energy	1,379	—	1,190	189	—
Finance and insurance	2,537	—	2,388	149	—
Consumer—non-cyclical	721	—	614	107	—
Technology and communications	1,097	—	1,071	26	—
Industrial	933	—	854	79	—
Capital goods	607	—	442	165	—
Consumer—cyclical	534	—	487	47	—
Transportation	720	—	519	201	—
Other	2,625	—	2,544	81	—

Total non-U.S. corporate	12,173	—	10,806	1,367	—

Residential mortgage-backed	3,222	—	3,178	44	—
Commercial mortgage-backed	3,156	—	3,081	75	—
Other asset-backed	3,050	—	2,899	151	—

Total fixed maturity securities	59,404	—	55,796	3,608	—

Equity securities	783	664	69	50	—

Other invested assets:
Derivative assets:
Interest rate swaps	36	—	36	—	—
Interest rate swaps in a foreign currency	116	—	116	—	—
Interest rate caps and floors	3	—	3	—	—
Foreign currency swaps	7	—	7	—	—
Equity index options	79	—	—	79	—
Other foreign currency contracts	4	—	4	—	—

Total derivative assets	245	—	166	79	—

Securities lending collateral	166	—	166	—	—
Short-term investments	359	—	359	—	—
Limited partnerships	286	—	—	—	286

Total other invested assets	1,056	—	691	79	286

Reinsurance recoverable (2)	11	—	—	11	—
Separate account assets	6,745	6,745	—	—	—

Total assets	$67,999	$7,409	$56,556	$3,748	$286

(1)	Limited partnerships that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,548	$—	$5,547	$1
State and political subdivisions	2,926	—	2,889	37
Non-U.S. government	2,233	—	2,233	—
U.S. corporate:
Utilities	4,998	—	4,424	574
Energy	2,458	—	2,311	147
Finance and insurance	6,528	—	5,902	626
Consumer—non-cyclical	4,831	—	4,750	81
Technology and communications	2,845	—	2,772	73
Industrial	1,346	—	1,307	39
Capital goods	2,355	—	2,234	121
Consumer—cyclical	1,605	—	1,343	262
Transportation	1,291	—	1,231	60
Other	379	—	210	169

Total U.S. corporate	28,636	—	26,484	2,152

Non-U.S. corporate:
Utilities	1,017	—	674	343
Energy	1,490	—	1,314	176
Finance and insurance	2,735	—	2,574	161
Consumer—non-cyclical	712	—	588	124
Technology and communications	982	—	953	29
Industrial	1,044	—	928	116
Capital goods	645	—	454	191
Consumer—cyclical	540	—	486	54
Transportation	721	—	551	170
Other	2,725	—	2,673	52

Total non-U.S. corporate	12,611	—	11,195	1,416

Residential mortgage-backed	4,057	—	3,980	77
Commercial mortgage-backed	3,446	—	3,416	30
Other asset-backed	3,068	—	2,831	237

Total fixed maturity securities	62,525	—	58,575	3,950

Equity securities	820	696	80	44

Other invested assets:
Derivative assets:
Interest rate swaps	74	—	74	—
Interest rate swaps in a foreign currency	105	—	105	—
Foreign currency swaps	12	—	12	—
Equity index options	80	—	—	80
Other foreign currency contracts	5	—	5	—

Total derivative assets	276	—	196	80

Securities lending collateral	268	—	268	—
Short-term investments	902	107	795	—

Total other invested assets	1,446	107	1,259	80

Reinsurance recoverable (1)	14	—	—	14
Separate account assets	7,230	7,230	—	—

Total assets	$72,035	$8,033	$59,914	$4,088

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of July 1, 2018	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2018	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$52	$1	$11	$—	$—	$—	$—	$—	$(11)	$53	$1
U.S. corporate:
Utilities	622	—	(11)	20	—	—	—	—	—	631	—
Energy	138	—	—	—	—	—	(14)	—	—	124	—
Finance and insurance	458	—	(2)	18	—	—	(2)	—	(3)	469	—
Consumer—non-cyclical	79	—	(1)	—	—	—	—	—	—	78	—
Technology and communications	12	—	(1)	1	—	—	—	7	(7)	12	—
Industrial	40	—	—	—	—	—	—	—	—	40	—
Capital goods	119	—	(1)	—	—	—	—	—	—	118	—
Consumer—cyclical	254	—	(1)	—	(1)	—	(5)	—	(7)	240	—
Transportation	56	—	—	—	—	—	(1)	—	—	55	—
Other	153	—	(1)	—	—	—	(1)	—	—	151	—

Total U.S. corporate	1,931	—	(18)	39	(1)	—	(23)	7	(17)	1,918	—

Non-U.S. corporate:
Utilities	333	—	(3)	—	—	—	—	—	(7)	323	—
Energy	175	—	—	—	—	—	(11)	25	—	189	—
Finance and insurance	150	1	(2)	—	—	—	—	—	—	149	1
Consumer—non-cyclical	108	—	—	—	—	—	(1)	—	—	107	—
Technology and communications	16	—	—	10	—	—	—	—	—	26	—
Industrial	105	—	(1)	—	—	—	—	—	(25)	79	—
Capital goods	166	—	(1)	—	—	—	—	—	—	165	—
Consumer—cyclical	48	—	(1)	—	—	—	—	—	—	47	—
Transportation	203	—	(2)	16	—	—	—	1	(17)	201	—
Other	82	—	(1)	—	—	—	—	—	—	81	—

Total non-U.S. corporate	1,386	1	(11)	26	—	—	(12)	26	(49)	1,367	1

Residential mortgage-backed	34	—	(1)	—	—	—	—	11	—	44	—
Commercial mortgage-backed	44	—	—	18	—	—	—	13	—	75	—
Other asset-backed	166	—	—	25	—	—	(18)	6	(28)	151	—

Total fixed maturity securities	3,613	2	(19)	108	(1)	—	(53)	63	(105)	3,608	2

Equity securities	46	—	—	5	(1)	—	—	—	—	50	—

Other invested assets:
Derivative assets:
Equity index options	70	19	—	15	—	—	(25)	—	—	79	14

Total derivative assets	70	19	—	15	—	—	(25)	—	—	79	14

Total other invested assets	70	19	—	15	—	—	(25)	—	—	79	14

Reinsurance recoverable (2)	12	(2)	—	—	—	1	—	—	—	11	(2)

Total Level 3 assets	$3,741	$19	$(19)	$128	$(2)	$1	$(78)	$63	$(105)	$3,748	$14

(1)

The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of July 1, 2017	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2017	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—
State and political subdivisions	37	1	(1)	—	—	—	—	—	—	37	1
U.S. corporate:
Utilities	638	—	—	26	—	—	(2)	—	—	662	—
Energy	160	—	—	—	—	—	(2)	—	—	158	—
Finance and insurance	861	3	(52)	22	(14)	—	(157)	8	(1)	670	2
Consumer—non-cyclical	122	—	1	4	—	—	—	—	—	127	—
Technology and communications	58	1	(3)	—	—	—	(1)	—	(3)	52	1
Industrial	61	—	—	—	—	—	—	—	(14)	47	—
Capital goods	118	1	—	—	—	—	(1)	—	—	118	1
Consumer—cyclical	266	—	—	—	—	—	(2)	—	(2)	262	—
Transportation	100	16	(10)	—	—	—	(45)	—	—	61	—
Other	176	—	—	—	(4)	—	(2)	—	—	170	—

Total U.S. corporate	2,560	21	(64)	52	(18)	—	(212)	8	(20)	2,327	4

Non-U.S. corporate:
Utilities	359	—	—	—	—	—	—	—	—	359	—
Energy	177	—	1	—	—	—	(1)	—	—	177	—
Finance and insurance	172	1	1	—	—	—	(5)	—	—	169	—
Consumer—non-cyclical	129	—	—	—	—	—	—	—	—	129	—
Technology and communications	48	1	1	—	(21)	—	—	—	—	29	—
Industrial	112	—	—	13	—	—	—	14	—	139	—
Capital goods	149	—	1	—	—	—	—	—	—	150	—
Consumer—cyclical	67	—	—	—	—	—	—	2	—	69	—
Transportation	190	—	1	—	—	—	(10)	—	—	181	—
Other	41	(2)	1	—	(2)	—	—	11	—	49	—

Total non-U.S. corporate	1,444	—	6	13	(23)	—	(16)	27	—	1,451	—

Residential mortgage-backed	73	—	—	22	—	—	(1)	—	(8)	86	—
Commercial mortgage-backed	52	(1)	(2)	14	—	—	—	—	(41)	22	—
Other asset-backed	150	(1)	1	52	—	—	(5)	44	(16)	225	—

Total fixed maturity securities	4,317	20	(60)	153	(41)	—	(234)	79	(85)	4,149	5

Equity securities	48	—	—	—	(1)	—	—	—	(3)	44	—

Other invested assets:
Derivative assets:
Equity index options	81	16	—	15	—	—	(31)	—	—	81	13

Total derivative assets	81	16	—	15	—	—	(31)	—	—	81	13

Total other invested assets	81	16	—	15	—	—	(31)	—	—	81	13

Reinsurance recoverable (2)	15	(1)	—	—	—	—	—	—	—	14	(1)

Total Level 3 assets	$4,461	$35	$(60)	$168	$(42)	$—	$(265)	$79	$(88)	$4,288	$17

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2018	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2018	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$(1)	$—	$—	$—	$—
State and political subdivisions	37	2	7	—	—	—	—	18	(11)	53	2
U.S. corporate:
Utilities	574	(1)	(36)	89	(12)	—	(4)	25	(4)	631	—
Energy	147	—	(5)	22	—	—	(33)	—	(7)	124	—
Finance and insurance	626	1	(69)	44	—	—	(112)	—	(21)	469	1
Consumer—non-cyclical	81	—	(3)	—	—	—	—	—	—	78	—
Technology and communications	73	—	(6)	5	—	—	(60)	7	(7)	12	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	121	—	(10)	24	—	—	(10)	—	(7)	118	—
Consumer—cyclical	262	—	(11)	17	(4)	—	(17)	—	(7)	240	—
Transportation	60	—	(1)	—	—	—	(4)	—	—	55	—
Other	169	—	(2)	—	(10)	—	(6)	—	—	151	—

Total U.S. corporate	2,152	—	(142)	201	(26)	—	(246)	32	(53)	1,918	1

Non-U.S. corporate:
Utilities	343	—	(16)	22	—	—	(20)	15	(21)	323	—
Energy	176	—	(6)	23	—	—	(29)	25	—	189	—
Finance and insurance	161	3	(13)	1	—	—	(2)	—	(1)	149	3
Consumer—non-cyclical	124	—	(4)	—	—	—	(13)	—	—	107	—
Technology and communications	29	—	—	10	—	—	(13)	—	—	26	—
Industrial	116	—	(5)	3	—	—	(10)	—	(25)	79	—
Capital goods	191	1	(6)	—	—	—	(21)	—	—	165	1
Consumer—cyclical	54	—	(3)	—	(1)	—	(3)	—	—	47	—
Transportation	170	—	(8)	38	—	—	—	18	(17)	201	—
Other	52	—	(4)	33	—	—	—	—	—	81	—

Total non-U.S. corporate	1,416	4	(65)	130	(1)	—	(111)	58	(64)	1,367	4

Residential mortgage-backed	77	—	(1)	29	—	—	(1)	11	(71)	44	—
Commercial mortgage-backed	30	—	(2)	53	—	—	—	26	(32)	75	—
Other asset-backed	237	—	(3)	86	—	—	(74)	54	(149)	151	—

Total fixed maturity securities	3,950	6	(206)	499	(27)	—	(433)	199	(380)	3,608	7

Equity securities	44	—	—	10	(4)	—	—	—	—	50	—

Other invested assets:
Derivative assets:
Equity index options	80	12	—	44	—	—	(57)	—	—	79	10

Total derivative assets	80	12	—	44	—	—	(57)	—	—	79	10

Total other invested assets	80	12	—	44	—	—	(57)	—	—	79	10

Reinsurance recoverable (2)	14	(5)	—	—	—	2	—	—	—	11	(5)

Total Level 3 assets	$4,088	$13	$(206)	$553	$(31)	$2	$(490)	$199	$(380)	$3,748	$12

(1)

The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2017	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2017	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$(1)	$—	$—	$1	$—
State and political subdivisions	37	2	(2)	—	—	—	—	—	—	37	2
U.S. corporate:
Utilities	576	—	20	70	—	—	(4)	30	(30)	662	—
Energy	210	(1)	6	—	(10)	—	(32)	1	(16)	158	(1)
Finance and insurance	786	11	(1)	75	(31)	—	(163)	8	(15)	670	10
Consumer—non-cyclical	121	—	2	4	—	—	—	—	—	127	—
Technology and communications	54	2	3	14	—	—	(1)	—	(20)	52	2
Industrial	48	—	—	13	—	—	—	—	(14)	47	—
Capital goods	152	1	3	—	—	—	(1)	—	(37)	118	1
Consumer—cyclical	258	—	9	2	—	—	(5)	—	(2)	262	—
Transportation	139	17	(5)	—	—	—	(48)	—	(42)	61	1
Other	143	—	1	—	(4)	—	(7)	37	—	170	—

Total U.S. corporate	2,487	30	38	178	(45)	—	(261)	76	(176)	2,327	13

Non-U.S. corporate:
Utilities	386	—	5	30	—	—	—	—	(62)	359	—
Energy	206	—	6	—	(1)	—	(1)	—	(33)	177	—
Finance and insurance	182	4	9	4	—	—	(30)	—	—	169	2
Consumer—non-cyclical	139	—	2	—	—	—	(12)	—	—	129	—
Technology and communications	67	1	1	—	(21)	—	(19)	—	—	29	—
Industrial	109	—	3	13	—	—	—	14	—	139	—
Capital goods	169	—	3	—	—	—	(15)	—	(7)	150	—
Consumer—cyclical	69	—	—	—	—	—	(2)	2	—	69	—
Transportation	181	—	4	6	—	—	(10)	11	(11)	181	—
Other	25	(2)	2	15	(2)	—	—	11	—	49	—

Total non-U.S. corporate	1,533	3	35	68	(24)	—	(89)	38	(113)	1,451	2

Residential mortgage-backed	43	—	1	26	—	—	(2)	26	(8)	86	—
Commercial mortgage-backed	54	(2)	4	23	(9)	—	—	—	(48)	22	—
Other asset-backed	145	(8)	11	116	(35)	—	(12)	58	(50)	225	—

Total fixed maturity securities	4,301	25	87	411	(113)	—	(365)	198	(395)	4,149	17

Equity securities	47	—	—	1	(1)	—	—	—	(3)	44	—

Other invested assets:
Derivative assets:
Equity index options	72	42	—	36	—	—	(69)	—	—	81	21
Other foreign currency contracts	3	(3)	—	—	—	—	—	—	—	—	(2)

Total derivative assets	75	39	—	36	—	—	(69)	—	—	81	19

Total other invested assets	75	39	—	36	—	—	(69)	—	—	81	19

Restricted other invested assets related to securitization entities	131	—	—	—	(131)	—	—	—	—	—	—
Reinsurance recoverable (2)	16	(3)	—	—	—	1	—	—	—	14	(3)

Total Level 3 assets	$4,570	$61	$87	$448	$(245)	$1	$(434)	$198	$(398)	$4,288	$33

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Total realized and unrealized gains (losses) included in net income:
Net investment income	$2	$7	$7	$22
Net investment gains (losses)	17	28	6	39

Total	$19	$35	$13	$61

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$2	$5	$7	$18
Net investment gains (losses)	12	12	5	15

Total	$14	$17	$12	$33

The amount presented for unrealized gains (losses) included in net income for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2018:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$626	Credit spreads	66bps-231bps	138bps
Energy	Internal models	92	Credit spreads	73bps-269bps	149bps
Finance and insurance	Internal models	455	Credit spreads	70bps-224bps	145bps
Consumer—non-cyclical	Internal models	78	Credit spreads	85bps-167bps	119bps
Technology and communications	Internal models	12	Credit spreads	151bps	Not applicable
Industrial	Internal models	40	Credit spreads	104bps-193bps	144bps
Capital goods	Internal models	118	Credit spreads	89bps-250bps	128bps
Consumer—cyclical	Internal models	200	Credit spreads	68bps-214bps	127bps
Transportation	Internal models	48	Credit spreads	57bps-114bps	85bps
Other	Internal models	151	Credit spreads	70bps-117bps	82bps

Total U.S. corporate	Internal models	$1,820	Credit spreads	57bps-269bps	132bps

Non-U.S. corporate:
Utilities	Internal models	$323	Credit spreads	75bps-174bps	120bps
Energy	Internal models	177	Credit spreads	89bps-240bps	132bps
Finance and insurance	Internal models	142	Credit spreads	68bps-210bps	126bps
Consumer—non-cyclical	Internal models	107	Credit spreads	57bps-161bps	121bps
Technology and communications	Internal models	26	Credit spreads	114bps-161bps	147bps
Industrial	Internal models	79	Credit spreads	104bps-250bps	137bps
Capital goods	Internal models	165	Credit spreads	89bps-250bps	146bps
Consumer—cyclical	Internal models	23	Credit spreads	77bps-89bps	84bps
Transportation	Internal models	181	Credit spreads	73bps-214bps	125bps
Other	Internal models	81	Credit spreads	107bps-222bps	156bps

Total non-U.S. corporate	Internal models	$1,304	Credit spreads	57bps-250bps	130bps

Derivative assets:
Equity index options	Discounted cash flows	$79	Equity index volatility	6%-42%	18%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$201	$—	$—	$201
Fixed index annuity embedded derivatives	446	—	—	446
Indexed universal life embedded derivatives	13	—	—	13

Total policyholder account balances	660	—	—	660

Derivative liabilities:
Interest rate swaps	155	—	155	—
Foreign currency swaps	3	—	3	—
Equity return swaps	1	—	1	—
Other foreign currency contracts	19	—	19	—

Total derivative liabilities	178	—	178	—

Total liabilities	$838	$—	$178	$660

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$—	$—	$250
Fixed index annuity embedded derivatives	419	—	—	419
Indexed universal life embedded derivatives	14	—	—	14

Total policyholder account balances	683	—	—	683

Derivative liabilities:
Interest rate swaps	25	—	25	—
Equity return swaps	2	—	2	—
Other foreign currency contracts	20	—	20	—

Total derivative liabilities	47	—	47	—

Total liabilities	$730	$—	$47	$683

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of July 1, 2018	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2018	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI

Policyholder account balances:
GMWB embedded derivatives (1)	$235	$(41)	$—	$—	$—	$7	$—	$—	$—	$201	$(42)
Fixed index annuity embedded derivatives	420	29	—	—	—	—	(3)	—	—	446	29
Indexed universal life embedded derivatives	13	(3)	—	—	—	3	—	—	—	13	(3)

Total policyholder account balances	668	(15)	—	—	—	10	(3)	—	—	660	(16)

Total Level 3 liabilities	$668	$(15)	$—	$—	$—	$10	$(3)	$—	$—	$660	$(16)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(Amounts in millions)	Beginning balance as of July 1, 2017	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2017	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI

Policyholder account balances:
GMWB embedded derivatives (1)	$281	$(31)	$—	$—	$—	$7	$—	$—	$—	$257	$(31)
Fixed index annuity embedded derivatives	376	21	—	—	—	—	(3)	—	—	394	21
Indexed universal life embedded derivatives	13	(2)	—	—	—	3	—	—	—	14	(2)

Total policyholder account balances	670	(12)	—	—	—	10	(3)	—	—	665	(12)

Borrowings related to securitization entities	12	—	—	—	—	—	—	—	—	12	—

Total Level 3 liabilities	$682	$(12)	$—	$—	$—	$10	$(3)	$—	$—	$677	$(12)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2018	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2018	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI

Policyholder account balances:
GMWB embedded derivatives (1)	$250	$(71)	$—	$—	$—	$22	$—	$—	$—	$201	$(68)
Fixed index annuity embedded derivatives	419	36	—	—	—	—	(9)	—	—	446	36
Indexed universal life embedded derivatives	14	(10)	—	—	—	9	—	—	—	13	(10)

Total policyholder account balances	683	(45)	—	—	—	31	(9)	—	—	660	(42)

Total Level 3 liabilities	$683	$(45)	$—	$—	$—	$31	$(9)	$—	$—	$660	$(42)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(Amounts in millions)	Beginning balance as of January 1, 2017	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2017	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI

Policyholder account balances:
GMWB embedded derivatives (1)	$303	$(67)	$—	$—	$—	$21	$—	$—	$—	$257	$(64)
Fixed index annuity embedded derivatives	344	57	—	—	—	—	(7)	—	—	394	57
Indexed universal life embedded derivatives	11	(5)	—	—	—	8	—	—	—	14	(5)

Total policyholder account balances	658	(15)	—	—	—	29	(7)	—	—	665	(12)

Borrowings related to securitization entities	12	1	—	—	—	—	(1)	—	—	12	1

Total Level 3 liabilities	$670	$(14)	$—	$—	$—	$29	$(8)	$—	$—	$677	$(11)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(15)	(12)	(45)	(14)

Total	$(15)	$(12)	$(45)	$(14)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(16)	(12)	(42)	(11)

Total	$(16)	$(12)	$(42)	$(11)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2018:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average
Policyholder account balances:
			Withdrawal utilization rate	42%-87%	68%
			Lapse rate	2%-9%	4%
			Non-performance risk (credit spreads)	16bps-83bps	66bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$201	Equity index volatility	14%-24%	20%
Fixed index annuity embedded derivatives	Option budget method	$446	Expected future interest credited	— %-3%	2%
Indexed universal life embedded derivatives	Option budget method	$13	Expected future interest credited	3%-9%	6%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(7) Liability for Policy and Contract Claims

The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2018	2017
Beginning balance	$9,594	$9,256
Less reinsurance recoverables	(2,419)	(2,409)

Net beginning balance	7,175	6,847

Incurred related to insured events of:
Current year	2,828	2,748
Prior years	(243)	(306)

Total incurred	2,585	2,442

Paid related to insured events of:
Current year	(708)	(755)
Prior years	(1,790)	(1,746)

Total paid	(2,498)	(2,501)

Interest on liability for policy and contract claims	248	223
Foreign currency translation	(18)	27

Net ending balance	7,492	7,038
Add reinsurance recoverables	2,352	2,346

Ending balance	$9,844	$9,384

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

For the nine months ended September 30, 2018 and 2017, the favorable development of $243 million and $306 million, respectively, related to insured events of prior years was primarily attributable to favorable claim terminations, including pending claims that terminate before becoming an active claim, in our long-term care insurance business. The favorable development for the nine months ended September 30, 2018 and 2017, was also impacted by our mortgage insurance businesses, primarily from an improvement in net cures and aging of existing claims, including a favorable reserve adjustment of $26 million in our U.S. mortgage insurance business during the second quarter of 2018.

(8) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Statutory U.S. federal income tax rate	21.0%	35.0%	21.0%	35.0%
Increase (reduction) in rate resulting from:
TCJA, impact from change in tax rate	—	—	2.2	—
Swaps terminated prior to the TCJA	3.5	—	3.3	—
TCJA, impact on foreign operations	(3.6)	—	(1.1)	—
Effect of foreign operations	3.2	(2.0)	3.2	(1.3)
Valuation allowance	(0.8)	—	(1.1)	—
Provision to return adjustments	0.2	—	(0.6)	—
Other, net	(0.5)	2.5	0.6	0.4

Effective rate	23.0%	35.5%	27.5%	34.1%

The decrease in the effective tax rate for the three and nine months ended September 30, 2018 was primarily attributable to the enactment of the TCJA, which includes a change in the U.S. corporate federal income tax rate from 35% to 21%. The decrease for the three months ended September 30, 2018 was also attributable to provision to return adjustments recorded in the current year primarily related to the mandatory repatriation rules of the TCJA. These decreases were partially offset by the effect of foreign operations, which had an overall increase on the effective tax rate as our primary foreign subsidiaries are now in jurisdictions with higher statutory tax rates than the United States. These decreases were also partially offset by tax expense related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income.

As of December 31, 2017, as prescribed by the SEC’s Staff Accounting Bulletin (“SAB”) 118, we recorded provisional estimates of the tax impact of certain changes in tax law under the TCJA. However, for other changes in the tax law where we were unable to record a reasonable estimate, no amounts were recorded.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2018, we are still in the process of completing the accounting of our provisional estimates and refining our computations as follows:

Deferred tax assets and liabilities

We recorded a provisional tax benefit of $154 million in 2017 related to remeasurement of certain deferred tax assets and liabilities as a result of the newly enacted tax rate. The Internal Revenue Service has indicated that additional guidance will be forthcoming with respect to several technical areas within the TCJA, which could affect the measurement of these balances or potentially give rise to new deferred tax amounts. During the second quarter of 2018, we recorded a provisional tax expense of $19 million related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries in light of the TCJA. This amount is considered provisional and additional refinements to the calculation may be required.

Foreign tax effects

We recorded a provisional tax expense of $63 million in 2017 related to the one-time transition tax on mandatory deemed repatriation of earnings and profits (“E&P”). During the third quarter of 2018, we recorded a provisional tax benefit of $10 million related to the one-time transition tax as we have refined our calculations of post-1986 foreign E&P previously deferred from U.S. federal taxation, related tax pools and the amounts held in cash and other specified assets. As of September 30, 2018, we believe the accounting for this item is complete.

Insurance reserve transition adjustment

We recorded a provisional reclassification in deferred tax assets and liabilities in the amount of $134 million in 2017 related to the transition adjustment required under the TCJA with respect to life insurance policyholder reserves. We continue to refine our insurance reserve calculations and apply the new reserving rules under the TCJA on a product level basis. As of September 30, 2018, we updated our provisional estimate and identified a measurement period increase to this reclassification of $6 million which has been reflected in our consolidated balance sheet as of September 30, 2018. This measurement period adjustment had no impact on net income, and we will continue to refine this estimate throughout the measurement period.

As of September 30, 2018, we are still in the process of completing the accounting for the following areas for which a reasonable estimate could not be made.

Foreign tax effects

We are still in the process of analyzing the impact of the Global Intangible Low Taxed Income (“GILTI”) and Base Erosion Anti-Abuse Tax (“BEAT”), including accounting policy elections. As part of this analysis, we are evaluating several alternatives for our future tax filings in light of the GILTI provisions. The options we are considering may have a material impact on U.S. and foreign deferred taxes, including potential valuation allowances related to the realization of deferred tax assets, but we have not yet determined an estimate. During the nine months ended September 30, 2018, we have included the current tax effects of GILTI and BEAT taxes in current year earnings, but we have not yet made a policy election with respect to the accounting for the potential deferred tax effects of the GILTI tax. Accordingly, no measurement period adjustment has been recorded and any measurement period adjustment will be recorded in the fourth quarter of 2018.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

State tax effects

We have not analyzed certain areas of state income taxes, including the treatment of the one-time transition tax. Accordingly, no reasonable estimate can be made, and no measurement period adjustment has been recorded.

Further regulatory guidance related to the TCJA is expected to be issued in 2018 which may result in changes to our current estimates. Any revisions to the estimated impacts of the TCJA will be recorded in the fourth quarter of 2018.

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

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income (loss) attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

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

We recorded a pre-tax expense of $2 million for the three and nine months ended September 30, 2018 and $1 million and $2 million for the three and nine months ended September 30, 2017, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Revenues:
U.S. Mortgage Insurance segment	$214	$194	$622	$570

Canada Mortgage Insurance segment	190	220	498	593

Australia Mortgage Insurance segment	105	98	348	317

U.S. Life Insurance segment:
Long-term care insurance	1,048	1,033	3,103	3,063
Life insurance	345	389	1,091	1,217
Fixed annuities	168	190	526	605

U.S. Life Insurance segment	1,561	1,612	4,720	4,885

Runoff segment	79	90	227	266

Corporate and Other activities	(6)	1	2	(22)

Total revenues	$2,143	$2,215	$6,417	$6,609

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Net income available to Genworth Financial, Inc.’s common stockholders	$146	$107	$448	$464
Add: net income attributable to noncontrolling interests	64	68	176	198

Net income	210	175	624	662
Loss from discontinued operations, net of taxes	—	(9)	—	(9)

Income from continuing operations	210	184	624	671
Less: income from continuing operations attributable to noncontrolling interests	64	68	176	198

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	146	116	448	473
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(3)	(62)	26	(161)
Expenses related to restructuring	2	1	2	2
Taxes on adjustments	—	21	(6)	56

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$145	$76	$470	$370

(1)

For the three months ended September 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million and zero, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $13 million and $23 million, respectively. For the nine months ended September 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(7) million and zero, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $1 million and $59 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$118	$73	$366	$237

Canada Mortgage Insurance segment	44	37	139	114

Australia Mortgage Insurance segment	17	12	58	37

U.S. Life Insurance segment:
Long-term care insurance	(24)	(5)	(34)	42
Life insurance	(2)	(9)	1	6
Fixed annuities	23	13	82	43

U.S. Life Insurance segment	(3)	(1)	49	91

Runoff segment	14	13	37	38
Corporate and Other activities	(45)	(58)	(179)	(147)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$145	$76	$470	$370

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2018	December 31, 2017
Assets:
U.S. Mortgage Insurance segment	$3,413	$3,273
Canada Mortgage Insurance segment	5,327	5,534
Australia Mortgage Insurance segment	2,546	2,973
U.S. Life Insurance segment	79,702	81,295
Runoff segment	10,501	10,907
Corporate and Other activities	632	1,315

Total assets	$102,121	$105,297

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, two putative stockholder class action lawsuits, captioned Rice v. Genworth Financial Incorporated, et al, and James v. Genworth Financial, Inc. et al, were filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. A third putative stockholder class action lawsuit captioned Rosenfeld Family Trust v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors. In February 2017, a fourth putative class action lawsuit captioned Chopp v. Genworth Financial, Inc. et al, was filed in the United States District Court for the District of Delaware against Genworth and its board of directors and a fifth putative class action lawsuit captioned Ratliff v. Genworth Financial, Inc. et al, was filed in the United States District Court for the Eastern District of Virginia, Richmond Division, against Genworth and its board of directors. The complaints in all five actions allege, among other things, that the preliminary proxy statement filed by Genworth with the SEC on December 21, 2016 contains false and/or materially misleading statements and/or omits material information. The complaints assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and seek equitable relief, including declaratory and injunctive relief, and an award of attorneys’ fees and expenses. On February 2, 2017, the plaintiff in Rice filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 10, 2017, defendants filed an opposition to the preliminary injunction motion in the Rice action. Also on February 10, 2017, the plaintiff in Rosenfeld Family Trust filed a motion for a preliminary injunction to enjoin the transaction described in the preliminary proxy. On February 14, 2017, defendants filed a motion to transfer the Rosenfeld Family Trust action to the Eastern District of Virginia. On February 15, 2017, defendants filed a motion to transfer the Chopp action to the Eastern District of Virginia. On February 21, 2017, the parties to the Eastern District of Virginia actions (Rice, James and Ratliff) reached an agreement in principle to resolve the pending preliminary injunction motion in the Eastern District of Virginia through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction. On February 22, 2017, the plaintiffs in the Eastern District of Virginia withdrew their preliminary injunction motion in consideration of the agreed disclosures to be filed in a Form 8-K by February 24, 2017. Also on February 22, 2017, the court in the District of Delaware suspended briefing on the motion for preliminary injunction in the Rosenfeld Family Trust action and entered an order transferring the Rosenfeld Family Trust and Chopp actions to the Eastern District of Virginia. On February 23, 2017, the court in the Eastern District of Virginia set the Rosenfeld Family Trust preliminary injunction motion for a hearing on March 1, 2017. On February 26, 2017, defendants filed an opposition to the preliminary injunction motion in the Rosenfeld Family Trust action. On February 27, 2017, the parties in the Rosenfeld Family Trust action reached an agreement in principle to resolve the pending preliminary injunction motion in the Rosenfeld Family Trust action through additional disclosure prior to the March 7, 2017 stockholder vote on the proposed merger transaction, and the plaintiff in the Rosenfeld Family Trust action withdrew its preliminary injunction motion in consideration of the agreed disclosures as filed in a Form 8-K on February 28, 2017. On March 6, 2017, the court in the Eastern District of Virginia entered an order setting a schedule for proceedings to appoint a lead plaintiff and lead counsel for the purported class action. On March 7, 2017, the court in the Eastern District of Virginia consolidated the Rice, James, Ratliff, Rosenfeld Family Trust, and Chopp actions. On July 5, 2017, the court in the Eastern District of Virginia heard oral argument on the motion to appoint a lead plaintiff and lead counsel. On August 25, 2017, the court in the Eastern District of Virginia entered an order appointing the plaintiffs Alexander Rice and Brian James as lead plaintiffs and their counsel as lead counsel. In November 2017, the parties reached an agreement in principle to settle the action based upon the previously provided additional disclosures, subject to confirmatory discovery and court approval. On April 4, 2018, the parties entered into a stipulation of settlement. On April 24, 2018, the court in the Eastern District of Virginia entered an order preliminarily approving the settlement and following a July 3, 2018 hearing, granted final approval of the settlement and dismissed the action.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2017, Genworth Holdings and Genworth Financial were named as defendants in an action captioned AXA S.A. v. Genworth Financial International Holdings, Inc., et al., in the High Court of Justice, Business and Property Courts of England and Wales. In the action, AXA seeks in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited and Financial Assurance Company Limited, relating to alleged remediation it has paid to customers who purchased payment protection insurance. AXA also alleges that it is incurring losses on an ongoing basis and therefore that further, significantly larger, sums will be demanded. In February 2018, Genworth served a Particulars of Defence and counterclaim against AXA, and also served other counterclaims against various parties, including Santander Cards UK Limited (“Santander”), alleging that Santander is responsible for any remediation paid to payment protection insurance customers. AXA and Santander have applied to the court for orders dismissing or staying the counterclaims. A hearing on those applications was held in October 2018. We intend to continue to vigorously defend this action.

In September 2018, Genworth Life and Annuity Insurance Company was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company. The Plaintiff is alleging unlawful and excessive cost of insurance (“COI”) charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating COI rates and failed to decrease COI charges in light of improved expectations of future mortality. We intend to vigorously defend this action.

In September 2018, we were named as a defendant in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al. The Plaintiffs are alleging that Genworth Life Insurance Company (“GLIC”), our indirect wholly-owned subsidiary, failed to maintain adequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We intend to vigorously defend this action.

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

(b) Commitments

As of September 30, 2018, we were committed to fund $423 million in limited partnership investments, $113 million in U.S. commercial mortgage loan investments and $28 million in private placement investments. As of September 30, 2018, we were committed to fund $33 million of bank loan investments which had not yet been drawn.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2018	$736	$1,863	$(272)	$2,327
OCI before reclassifications	(141)	(122)	20	(243)
Amounts reclassified from (to) OCI	7	(24)	—	(17)

Current period OCI	(134)	(146)	20	(260)

Balances as of September 30, 2018 before noncontrolling interests	602	1,717	(252)	2,067

Less: change in OCI attributable to noncontrolling interests	(6)	—	6	—

Balances as of September 30, 2018	$608	$1,717	$(258)	$2,067

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2017	$1,180	$2,064	$(149)	$3,095
OCI before reclassifications	(70)	10	81	21
Amounts reclassified from (to) OCI	(19)	(22)	—	(41)

Current period OCI	(89)	(12)	81	(20)

Balances as of September 30, 2017 before noncontrolling interests	1,091	2,052	(68)	3,075

Less: change in OCI attributable to noncontrolling interests	(17)	—	57	40

Balances as of September 30, 2017	$1,108	$2,052	$(125)	$3,035

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2018	$1,085	$2,065	$(123)	$3,027
Cumulative effect of changes in accounting	164	14	(47)	131
OCI before reclassifications	(682)	(287)	(165)	(1,134)
Amounts reclassified from (to) OCI	20	(75)	—	(55)

Current period OCI	(662)	(362)	(165)	(1,189)

Balances as of September 30, 2018 before noncontrolling interests	587	1,717	(335)	1,969

Less: change in OCI attributable to noncontrolling interests	(21)	—	(77)	(98)

Balances as of September 30, 2018	$608	$1,717	$(258)	$2,067

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2017	$1,262	$2,085	$(253)	$3,094
OCI before reclassifications	(95)	29	261	195
Amounts reclassified from (to) OCI	(77)	(62)	—	(139)

Current period OCI	(172)	(33)	261	56

Balances as of September 30, 2017 before noncontrolling interests	1,090	2,052	8	3,150

Less: change in OCI attributable to noncontrolling interests	(18)	—	133	115

Balances as of September 30, 2017	$1,108	$2,052	$(125)	$3,035

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $(14) million and $(5) million, respectively, net of taxes of $5 million and $1 million, respectively, related to a net unrecognized postretirement benefit obligation as of September 30, 2018 and 2017. The amount also includes taxes of $(45) million and $28 million, respectively, related to foreign currency translation adjustments as of September 30, 2018 and 2017. These balances include the impact of adopting new accounting guidance related to stranded tax effects.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$9	$(29)	$25	$(118)	Net investment (gains) losses
(Provision) benefit for income taxes	(2)	10	(5)	41	Provision for income taxes

Total	$7	$(19)	$20	$(77)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(38)	$(34)	$(112)	$(95)	Net investment income
Interest rate swaps hedging assets	—	—	(5)	(2)	Net investment (gains) losses
Benefit for income taxes	14	12	42	35	Provision for income taxes

Total	$(24)	$(22)	$(75)	$(62)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of September 30, 2018 and December 31, 2017, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and nine months ended September 30, 2018 and 2017 and the condensed consolidating cash flow statement information for the nine months ended September 30, 2018 and 2017.

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

The following table presents the condensed consolidating balance sheet information as of September 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$59,604	$(200)	$59,404
Equity securities, at fair value	—	—	783	—	783
Commercial mortgage loans	—	—	6,568	—	6,568
Restricted commercial mortgage loans related to securitization entities	—	—	87	—	87
Policy loans	—	—	1,859	—	1,859
Other invested assets	—	77	1,287	(10)	1,354
Investments in subsidiaries	12,925	11,890	—	(24,815)	—

Total investments	12,925	11,967	70,188	(25,025)	70,055
Cash, cash equivalents and restricted cash	—	534	1,971	—	2,505
Accrued investment income	—	—	657	—	657
Deferred acquisition costs	—	—	3,336	—	3,336
Intangible assets and goodwill	—	—	355	—	355
Reinsurance recoverable	—	—	17,351	—	17,351
Other assets	3	64	407	(7)	467
Intercompany notes receivable	—	174	1	(175)	—
Deferred tax assets	4	1,001	(355)	—	650
Separate account assets	—	—	6,745	—	6,745

Total assets	$12,932	$13,740	$100,656	$(25,207)	$102,121

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$38,018	$—	$38,018
Policyholder account balances	—	—	22,993	—	22,993
Liability for policy and contract claims	—	—	9,844	—	9,844
Unearned premiums	—	—	3,668	—	3,668
Other liabilities	6	233	1,609	(18)	1,830
Intercompany notes payable	128	201	46	(375)	—
Borrowings related to securitization entities	—	—	20	—	20
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,572	479	—	4,051
Deferred tax liability	—	—	21	—	21
Separate account liabilities	—	—	6,745	—	6,745

Total liabilities	134	4,006	83,753	(393)	87,500

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,983	9,095	18,423	(27,518)	11,983
Accumulated other comprehensive income (loss)	2,067	2,153	2,072	(4,225)	2,067
Retained earnings	1,447	(1,514)	(5,718)	7,232	1,447
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,798	9,734	14,780	(24,514)	12,798
Noncontrolling interests	—	—	2,123	(300)	1,823

Total equity	12,798	9,734	16,903	(24,814)	14,621

Total liabilities and equity	$12,932	$13,740	$100,656	$(25,207)	$102,121

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,122	$—	$1,122
Net investment income	(1)	4	816	(4)	815
Net investment gains (losses)	—	4	9	—	13
Policy fees and other income	—	(2)	195	—	193

Total revenues	(1)	6	2,142	(4)	2,143

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,321	—	1,321
Interest credited	—	—	151	—	151
Acquisition and operating expenses, net of deferrals	8	1	234	—	243
Amortization of deferred acquisition costs and intangibles	—	—	83	—	83
Interest expense	—	64	12	(4)	72

Total benefits and expenses	8	65	1,801	(4)	1,870

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(9)	(59)	341	—	273
Provision (benefit) for income taxes	(25)	(2)	90	—	63
Equity in income of subsidiaries	130	52	—	(182)	—

Income (loss) from continuing operations	146	(5)	251	(182)	210
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	146	(5)	251	(182)	210
Less: net income attributable to noncontrolling interests	—	—	64	—	64

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$146	$(5)	$187	$(182)	$146

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,398	$—	$3,398
Net investment income	(2)	11	2,449	(11)	2,447
Net investment gains (losses)	—	2	(34)	—	(32)
Policy fees and other income	—	(1)	607	(2)	604

Total revenues	(2)	12	6,420	(13)	6,417

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,837	—	3,837
Interest credited	—	—	459	—	459
Acquisition and operating expenses, net of deferrals	22	1	713	—	736
Amortization of deferred acquisition costs and intangibles	—	—	299	—	299
Interest expense	1	202	35	(13)	225

Total benefits and expenses	23	203	5,343	(13)	5,556

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(25)	(191)	1,077	—	861
Provision (benefit) for income taxes	13	(33)	257	—	237
Equity in income of subsidiaries	486	248	—	(734)	—

Income from continuing operations	448	90	820	(734)	624
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net income	448	90	820	(734)	624
Less: net income attributable to noncontrolling interests	—	—	176	—	176

Net income available to Genworth Financial, Inc.’s common stockholders	$448	$90	$644	$(734)	$448

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,382	$—	$3,382
Net investment income	(3)	5	2,397	(11)	2,388
Net investment gains (losses)	—	(12)	232	—	220
Policy fees and other income	—	3	617	(1)	619

Total revenues	(3)	(4)	6,628	(12)	6,609

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,796	—	3,796
Interest credited	—	—	494	—	494
Acquisition and operating expenses, net of deferrals	48	(2)	729	—	775
Amortization of deferred acquisition costs and intangibles	—	—	316	—	316
Interest expense	—	187	34	(12)	209

Total benefits and expenses	48	185	5,369	(12)	5,590

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(51)	(189)	1,259	—	1,019
Provision (benefit) for income taxes	(9)	(65)	422	—	348
Equity in income of subsidiaries	506	339	—	(845)	—

Income from continuing operations	464	215	837	(845)	671
Income (loss) from discontinued operations, net of taxes	—	4	(13)	—	(9)

Net income	464	219	824	(845)	662
Less: net income attributable to noncontrolling interests	—	—	198	—	198

Net income available to Genworth Financial, Inc.’s common stockholders	$464	$219	$626	$(845)	$464

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$146	$(5)	$251	$(182)	$210
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(128)	(120)	(133)	247	(134)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	(1)	—	1	—
Derivatives qualifying as hedges	(146)	(146)	(152)	298	(146)
Foreign currency translation and other adjustments	14	6	19	(19)	20

Total other comprehensive income (loss)	(260)	(261)	(266)	527	(260)

Total comprehensive loss	(114)	(266)	(15)	345	(50)
Less: comprehensive income attributable to noncontrolling interests	—	—	64	—	64

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(114)	$(266)	$(79)	$345	$(114)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$107	$34	$228	$(194)	$175
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(72)	(71)	(89)	143	(89)
Derivatives qualifying as hedges	(12)	(12)	(12)	24	(12)
Foreign currency translation and other adjustments	24	12	80	(35)	81

Total other comprehensive income (loss)	(60)	(71)	(21)	132	(20)

Total comprehensive income (loss)	47	(37)	207	(62)	155
Less: comprehensive income attributable to noncontrolling interests	—	—	108	—	108

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$(37)	$99	$(62)	$47

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$448	$90	$820	$(734)	$624
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(639)	(582)	(659)	1,220	(660)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	(2)	(2)	4	(2)
Derivatives qualifying as hedges	(362)	(363)	(385)	748	(362)
Foreign currency translation and other adjustments	(88)	(76)	(166)	165	(165)

Total other comprehensive income (loss)	(1,091)	(1,023)	(1,212)	2,137	(1,189)

Total comprehensive loss	(643)	(933)	(392)	1,403	(565)
Less: comprehensive income attributable to noncontrolling interests	—	—	78	—	78

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(643)	$(933)	$(470)	$1,403	$(643)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$448	$90	$820	$(734)	$624
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(486)	(248)	—	734	—
Dividends from subsidiaries	50	169	(219)	—	—
Amortization of fixed maturity securities discounts and premiums	—	4	(96)	—	(92)
Net investment (gains) losses	—	(2)	34	—	32
Charges assessed to policyholders	—	—	(528)	—	(528)
Acquisition costs deferred	—	—	(63)	—	(63)
Amortization of deferred acquisition costs and intangibles	—	—	299	—	299
Deferred income taxes	23	(203)	295	—	115
Trading securities, limited partnerships and derivative instruments	—	33	(396)	—	(363)
Stock-based compensation expense	23	—	2	—	25
Change in certain assets and liabilities:
Accrued investment income and other assets	—	149	(283)	3	(131)
Insurance reserves	—	—	1,039	—	1,039
Current tax liabilities	(33)	166	(181)	—	(48)
Other liabilities, policy and contract claims and other policy-related balances	(15)	(157)	245	(9)	64

Net cash from operating activities	10	1	968	(6)	973

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,967	—	2,967
Commercial mortgage loans	—	—	543	—	543
Restricted commercial mortgage loans related to securitization entities	—	—	20	—	20
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,325	—	3,325
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(6,416)	—	(6,416)
Commercial mortgage loans	—	—	(769)	—	(769)
Other invested assets, net	—	—	358	6	364
Policy loans, net	—	—	35	—	35
Intercompany notes receivable	—	(19)	58	(39)	—
Capital contributions to subsidiaries	(4)	—	4	—	—

Net cash from (used by) investing activities	(4)	(19)	125	(33)	69

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	805	—	805
Withdrawals from universal life and investment contracts	—	—	(1,806)	—	(1,806)
Proceeds from the issuance of long-term debt	—	441	—	—	441
Repayment and repurchase of long-term debt	—	(598)	—	—	(598)
Repayment of borrowings related to securitization entities	—	—	(20)	—	(20)
Repurchase of subsidiary shares	—	—	(89)	—	(89)
Dividends paid to noncontrolling interests	—	—	(83)	—	(83)
Intercompany notes payable	(4)	(58)	23	39	—
Other, net	(2)	(28)	30	—	—

Net cash used by financing activities	(6)	(243)	(1,140)	39	(1,350)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(62)	—	(62)

Net change in cash, cash equivalents and restricted cash	—	(261)	(109)	—	(370)
Cash, cash equivalents and restricted cash at beginning of period	—	795	2,080	—	2,875

Cash, cash equivalents and restricted cash at end of period	$—	$534	$1,971	$—	$2,505

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$464	$219	$824	$(845)	$662
Less (gain) loss from discontinued operations, net of taxes	—	(4)	13	—	9
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(506)	(339)	—	845	—
Dividends from subsidiaries	—	119	(119)	—	—
Amortization of fixed maturity securities discounts and premiums	—	4	(111)	—	(107)
Net investment (gains) losses	—	12	(232)	—	(220)
Charges assessed to policyholders	—	—	(534)	—	(534)
Acquisition costs deferred	—	—	(67)	—	(67)
Amortization of deferred acquisition costs and intangibles	—	—	316	—	316
Deferred income taxes	6	(47)	275	—	234
Trading securities, limited partnerships and derivative instruments	—	(46)	762	—	716
Stock-based compensation expense	23	—	6	—	29
Change in certain assets and liabilities:
Accrued investment income and other assets	2	(2)	(25)	4	(21)
Insurance reserves	—	—	1,202	—	1,202
Current tax liabilities	(6)	(75)	54	—	(27)
Other liabilities, policy and contract claims and other policy-related balances	(29)	34	(259)	(6)	(260)

Net cash from (used by) operating activities	(46)	(125)	2,105	(2)	1,932

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,396	—	3,396
Commercial mortgage loans	—	—	454	—	454
Restricted commercial mortgage loans related to securitization entities	—	—	18	—	18
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,269	—	3,269
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(6,709)	—	(6,709)
Commercial mortgage loans	—	—	(608)	—	(608)
Other invested assets, net	—	25	(548)	2	(521)
Policy loans, net	—	—	28	—	28
Intercompany notes receivable	—	(77)	34	43	—
Capital contributions to subsidiaries	(7)	—	7	—	—
Payments for business purchased, net of cash acquired	(7)	—	2	—	(5)

Net cash used by investing activities	(14)	(52)	(657)	45	(678)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	902	—	902
Withdrawals from universal life and investment contracts	—	—	(2,003)	—	(2,003)
Repayment of borrowings related to securitization entities	—	—	(16)	—	(16)
Repurchase of subsidiary shares	—	—	(31)	—	(31)
Dividends paid to noncontrolling interests	—	—	(92)	—	(92)
Intercompany notes payable	61	(35)	17	(43)	—
Other, net	(1)	(32)	3	—	(30)

Net cash from (used by) financing activities	60	(67)	(1,220)	(43)	(1,270)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	68	—	68

Net change in cash, cash equivalents and restricted cash	—	(244)	296	—	52
Cash, cash equivalents and restricted cash at beginning of period	—	998	1,786	—	2,784

Cash, cash equivalents and restricted cash at end of period	$—	$754	$2,082	$—	$2,836

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2017, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $500 million to us in 2018 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $500 million is unrestricted, our insurance subsidiaries may not pay dividends to us in 2018 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of September 30, 2018, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $12.4 billion and $11.6 billion, respectively.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the transaction with China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”) and our discussions with regulators in connection therewith. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•

risks related to the proposed transaction with China Oceanwide including: our inability to complete the transaction in a timely manner or at all; the parties’ inability to obtain regulatory approvals, or the possibility that such regulatory approvals may further delay the transaction or will not be received prior to December 1, 2018 (and either or both of the parties may not be willing to further waive their end date termination rights beyond December 1, 2018) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals (including those conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable); the risk that the parties will not be able to obtain other regulatory approvals, including approval of the China Oceanwide transaction with no unstacking, a potential alternative funding structure or in connection with the current geo-political environment; the parties’ inability to obtain any necessary regulatory approvals for the post-closing capital plan; the risk that a closing condition of the transaction may not be satisfied; existing and potential legal proceedings may be instituted against us in connection with the transaction that may delay the transaction, make it more costly or ultimately preclude it; the risk that the proposed transaction disrupts our current plans and operations as a result of the announcement and consummation of the transaction; certain restrictions during the pendency of the transaction that may impact our ability to pursue certain business opportunities or strategic transactions; continued availability of capital and financing to us before, or in the absence of, the consummation of the transaction; further rating agency actions and downgrades in our debt or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the transaction; the amount of the costs, fees, expenses and other charges related to the transaction; the risks related to diverting management’s attention from our ongoing business operations; the merger agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee; our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business;

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

•

risks relating to estimates, assumptions and valuations including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including the long-term care insurance claim reserves review we plan to complete in the fourth quarter of 2018 that will include a review of assumptions, which will consider, among other things, the pressures resulting from claims utilization developments of policyholders); risks related to the impact of our annual review of assumptions and methodologies related to our long-term care insurance claim reserves and margin reviews in the fourth quarter of 2018, including risks that additional information obtained in finalizing our claims and margin reviews in the fourth quarter of 2018 or other changes to assumptions or methodologies materially affect the impact on margins; inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including reviews we expect to complete and carry out in the fourth quarter of 2018); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); adverse impact on our results of operations, including the outcome of our annual review of the premium earnings pattern for our mortgage insurance business in Australia (which we expect to carry out in the fourth quarter of 2018); and changes in valuation of fixed maturity and equity securities;

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

China Oceanwide Transaction

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”) which is a Delaware limited liability company and owned by China Oceanwide. Subject to the terms and conditions of the Merger Agreement, including the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of Asia Pacific Insurance (the “Merger”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement.

Genworth Financial and China Oceanwide continue to work towards satisfying the closing conditions of the Merger as soon as possible. In June 2018, the Committee on Foreign Investment in the United States (“CFIUS”)

completed its review of the proposed transaction and concluded that there are no unresolved national security concerns with respect to the proposed transaction. The completion of the CFIUS review satisfied one of the conditions to closing the proposed transaction. In connection with the CFIUS review of the proposed transaction, Genworth Financial and China Oceanwide entered into an agreement to implement a data security risk mitigation plan, which includes, among other things, the use of a U.S. third-party service provider and an independent security monitor to protect the personal data of Genworth Financial’s policyholders and customers in the United States.

On August 14, 2018, Genworth Financial, Parent and Merger Sub entered into a sixth waiver and agreement (“Sixth Waiver and Agreement”) pursuant to which Genworth Financial and Parent each agreed to waive until December 1, 2018 its right to terminate the Merger Agreement and abandon the Merger in accordance with the terms of the Merger Agreement. The Sixth Waiver and Agreement extended the previous waiver and agreement extension deadline of August 15, 2018, and allows additional time for regulatory reviews of the transaction, although we expect the regulatory review process will extend beyond this date. In addition, under the Sixth Waiver and Agreement, Genworth Financial and China Oceanwide waived, among other things: (i) the parties’ obligation to effect the purchase of Genworth Life and Annuity Insurance Company (“GLAIC”) from Genworth Life Insurance Company (“GLIC”) by a Genworth intermediate holding company, which we refer to as the “GLAIC unstacking” and China Oceanwide’s obligation to contribute to us $525 million for such purpose; and (ii) China Oceanwide’s obligation to contribute $600 million for the purpose of retiring our senior unsecured notes due in May 2018 (the “May 2018 senior notes”). These waivers are discussed further below. At this time Genworth Financial and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible. However, if we are unable to satisfy the closing conditions by December 1, 2018 and are unable to reach an agreement as to a further extension of the deadline, then either party may terminate the Merger Agreement.

As part of the transaction, China Oceanwide originally committed in the Merger Agreement to contribute $525 million of cash for the purpose of facilitating the GLAIC unstacking. This contribution combined with $175 million of cash previously committed by Genworth Holdings was intended to enable a Genworth intermediate holding company to purchase GLAIC from GLIC, a Delaware-domiciled insurance entity, for a purchase price of $700 million and complete the GLAIC unstacking. After extensive discussions with the Delaware Department of Insurance (“DDOI”) on different methodologies for establishing the fair market value for GLAIC, the parties and the DDOI were unable to agree on the fair market value of GLAIC. Therefore, the parties decided to forgo the GLAIC unstacking, and accordingly under the Sixth Waiver and Agreement, Genworth Financial and China Oceanwide waived the Merger Agreement provisions related to the GLAIC unstacking including China Oceanwide’s obligation to make the originally contemplated $525 million contribution.

Genworth Financial and China Oceanwide continue to work with the DDOI and other regulators to obtain approval of the Merger without the GLAIC unstacking. On October 26, 2018, the DDOI announced that a public hearing will be held on November 28, 2018 on the proposed acquisition of GLIC by entities affiliated with China Oceanwide in connection with the Merger Agreement. Genworth Financial and China Oceanwide also announced the parties agreed, following the Merger, Genworth Holdings will contribute $175 million to GLIC, which was previously committed by Genworth Financial to be used as partial consideration for the GLAIC unstacking, as discussed above. The $175 million will be contributed in three equal tranches, with the first contribution completed by the end of March 2019, the second contribution completed by the end of September 2019 and the final contribution completed by the end of January 2020. In addition, at or before the closing of the Merger, GLAIC will purchase from GLIC an intercompany note for an amount of $200 million. This intercompany note was issued by Genworth Holdings to GLIC, with Genworth Holdings obligated to pay the principal amount on the maturity date of March 2020. The purchase price will be at fair value, but not less than $200 million. No changes will be made to the existing terms of the intercompany note, other than Genworth Holdings will now pay GLAIC the principal amount of the note at maturity. Likewise, the amount will continue to be eliminated in consolidation.

In October 2018, the National Development and Reform Commission (“NDRC”) of the People’s Republic of China accepted China Oceanwide’s filing in connection with the Merger Agreement. The approval by the NDRC concludes their review process and enables China Oceanwide to move forward with the remaining regulatory approval process in China.

The closing of the Merger remains subject to the receipt of required regulatory approvals in the U.S., China, and other international jurisdictions and other closing conditions. Genworth Financial and China Oceanwide also continue to be actively engaged with the other relevant regulators regarding the pending applications.

China Oceanwide originally committed in the Merger Agreement to contribute $600 million of cash to Genworth, subject to the consummation of the Merger, to address the May 2018 senior notes on or before their maturity. Due to the delays in the completion of the transaction, Genworth completed the $450 million senior secured term loan facility (“Term Loan”), as discussed below. Instead of the $600 million contribution from China Oceanwide, the proceeds of the Term Loan, together with $175 million of cash on hand, were used to retire the May 2018 senior notes. Therefore, under the Sixth Waiver and Agreement, Genworth Financial and China Oceanwide waived the $600 million contribution for the May 2018 senior notes and accordingly China Oceanwide did not, and is no longer obligated to, make the originally contemplated $600 million contribution.

China Oceanwide and Genworth have agreed on a capital investment plan under which China Oceanwide and/or its affiliates will contribute an aggregate of $1.5 billion to Genworth over time following consummation of the Merger, with the final amounts of the plan to be contributed by March 31, 2020. This contribution is subject to the closing of the Merger and the receipt of required regulatory approvals. The $1.5 billion contribution would be used to further improve our financial stability, which could include retiring debt due in 2020 and 2021 or enabling future growth opportunities.

If the China Oceanwide transaction is completed, we will be a standalone subsidiary and our senior management team will continue to lead the business from our current headquarters in Richmond, Virginia. Likewise, we intend to maintain our existing portfolio of businesses, including our mortgage insurance businesses in Australia and Canada. Our day-to-day operations are not expected to change as a result of this transaction.

Restructuring of U.S. Life Insurance Businesses

One of our strategic objectives was to separate, through the GLAIC unstacking, and then isolate, through a series of internal transactions, our long-term care insurance business from our other U.S. life insurance businesses. Our goal under the plan had been to align substantially all of our non-New York in-force life insurance and annuity business under GLAIC, our Virginia domiciled life insurance company, and substantially all of our non-New York long-term care insurance business under GLIC, our Delaware domiciled life insurance company.

On August 14, 2018, Genworth Financial and China Oceanwide entered into the Sixth Waiver and Agreement, pursuant to which the parties waived the provisions in the Merger Agreement related to the GLAIC unstacking. Because of the recent decision by Genworth Financial and China Oceanwide not to pursue the GLAIC unstacking at this time in connection with the Merger, it is now contemplated that we will not pursue the GLAIC unstacking as a part of our strategic objective to restructure our U.S. life insurance businesses for the foreseeable future. However, we will continue to work to stabilize our long-term care insurance business primarily through our multi-year long-term care insurance rate action plan. Increased premiums and/or associated benefit reductions on our legacy long-term care insurance policies are critical to support the policy claims of the business.

Given that Genworth Financial and China Oceanwide will no longer pursue the GLAIC unstacking, and in line with Genworth Financial’s strategic objective to restructure its U.S. life insurance businesses through isolating the long-term care insurance business, Genworth Holdings completed a bond consent solicitation on

October 4, 2018 to amend its senior notes indenture to clarify that GLAIC and the subsidiaries of GLIC, GLAIC and Genworth Life Insurance Company of New York (“GLICNY”) are excluded from the class of subsidiaries for which a bankruptcy, insolvency or other similar proceeding would result in an event of default under the indenture with respect to certain outstanding senior notes.

China Oceanwide has no current intention or future obligation to contribute additional capital to support our legacy long-term care insurance business. The parties have agreed, however, that following the closing of the Merger, Genworth Holdings would contribute $175 million in aggregate to GLIC over time.

Term Loan

Due to the delay in the closing of the China Oceanwide transaction, we entered into the Term Loan with an aggregate principal amount of $450 million that was closed in March 2018. Proceeds of $441 million from the Term Loan were used together with $175 million of cash on hand to retire the principal and accrued interest of the May 2018 senior notes. An affiliate of China Oceanwide was the lead investor in the transaction and funded $60 million towards the Term Loan. The Term Loan includes a limited recourse guarantee secured by the publicly listed shares of Genworth MI Canada Inc. (“Genworth Canada”), held by Genworth Financial International Holdings, LLC (“GFIH”), an indirect wholly-owned subsidiary of Genworth Financial.

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

In the absence of the transaction with China Oceanwide, which we can neither predict nor guarantee, we may need to pursue strategic asset sales to address our debt maturities, including potential sales of our mortgage insurance businesses in Canada and/or Australia. We are also evaluating options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. Asset sales or changes to our financial projections, including changes that anticipate planned asset sales, may negatively impact our ability to realize certain foreign tax credits or other deferred tax assets and have a resulting material adverse effect on our results of operations.

Ongoing Priorities

As noted above, stabilizing our U.S. life insurance businesses continues to be one of our long-term goals. We will continue to execute against this objective primarily through our multi-year long-term care insurance rate action plan. Increased premiums and/or associated benefit reductions on our legacy long-term care insurance policies are critical to support the policy claims of the business. In addition, reducing debt will remain a high priority. We believe that increased financial support and our strengthened financial foundation resulting from the China Oceanwide transaction would provide us with more options to manage our debt maturities and reduce overall indebtedness, which in turn is intended to improve our credit and ratings profile over time. Finally, we also believe that the completion of the China Oceanwide transaction would allow us to place greater focus on the future of our long-term care and mortgage insurance businesses while continuing to service our existing policyholders.

Executive Summary of Financial Results

Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated. Beginning in the first quarter of 2018, after-tax amounts assumed a tax rate of 21% compared to 35% in the prior year.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

•

We had net income available to Genworth Financial, Inc.’s common stockholders of $146 million and $107 million for the three months ended September 30, 2018 and 2017, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $145 million and $76 million for the three months ended September 30, 2018 and 2017, respectively.

•

Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $118 million and $73 million for the three months ended September 30, 2018 and 2017, respectively. The increase was predominantly related to higher premiums principally related to an increase in insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year. The increase was also attributable to lower taxes and a decrease in new delinquencies in the current year.

•

Our Canada Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $44 million and $37 million for the three months ended September 30, 2018 and 2017, respectively. Lower taxes favorably impacted earnings, partially offset by lower premiums predominantly from updated premium recognition factors from the review of our premium earnings pattern in the current year.

•

Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $17 million and $12 million for the three months ended September 30, 2018 and 2017, respectively. We recorded higher premiums and earnings in the current year principally from updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017. Higher earnings were also attributable to lower operating expenses in the current year.

•

Our U.S. Life Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $3 million and $1 million for the three months ended September 30, 2018 and 2017, respectively. The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our long-term care insurance business increased $19 million mainly attributable to lower terminations and higher severity and frequency of new claims, partially offset by higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented. The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our life insurance business decreased $7 million primarily from a $15 million net unfavorable model refinement in the prior year that did not recur, higher investment income and lower interested credited, partially offset by higher ceded reinsurance in the current year. The adjusted operating income in our fixed annuities business increased $10 million predominantly attributable to higher reserves of $6 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur. The increase was also attributable to favorable mortality, lower taxes and interest credited, partially offset by a decrease in investment income in the current year.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

•

We had net income available to Genworth Financial, Inc.’s common stockholders of $448 million and $464 million for the nine months ended September 30, 2018 and 2017, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $470 million and $370 million for the nine months ended September 30, 2018 and 2017, respectively.

•

Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $366 million and $237 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was mainly from lower losses, driven mostly by a $22 million favorable reserve adjustment in the current year principally from lower expected claim rates. The increase was also attributable to higher mortgage insurance in-force and lower taxes in the current year. The prior year included a $10 million favorable reserve adjustment.

•

Our Canada Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $139 million and $114 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was principally driven by lower income taxes and higher premiums, partially offset by higher losses in the current year.

•

Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $58 million and $37 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily driven by updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums on our existing insurance in-force in the current year and from higher premiums largely related to higher policy cancellations. The increase was also attributable to lower income taxes in the current year.

•

Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $49 million and $91 million for the nine months ended September 30, 2018 and 2017, respectively. Our long-term care insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $34 million in the current year compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $42 million in the prior year. The decrease to a loss in the current year from income in the prior year was predominantly attributable to higher severity and frequency of new claims and higher utilization of available benefits in the current year. These decreases were partially offset by higher premiums in the current year from in-force rate actions approved and implemented and an increase in investment income in the current year. For more information on in-force rate actions see “—Significant Developments—U.S. Life Insurance.” Adjusted operating income in our life insurance business decreased $5 million primarily from higher ceded reinsurance and unfavorable mortality in our universal and term universal life insurance products. These decreases were partially offset by favorable mortality in our term life insurance products and prior year transactions that did not recur: a $20 million net unfavorable term conversion mortality assumption correction and a net $15 million unfavorable model refinement. Adjusted operating income in our fixed annuities business increased $39 million mainly attributable to higher reserves of $20 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur, favorable mortality, and lower interest credited and taxes, partially offset by lower investment income in the current year.

Significant Developments

The periods under review include, among others, the following significant developments.

U.S. Mortgage Insurance

•

PMIERs compliance. Our U.S. mortgage insurance business is compliant with the PMIERs capital requirements, with a prudent buffer. We estimate our U.S. mortgage insurance business had available assets of approximately 130% of the required assets under PMIERs as of September 30, 2018 compared to approximately 121% as of December 31, 2017. As of September 30, 2018 and December 31, 2017, the PMIERs sufficiency ratios were in excess of $750 million and $550 million, respectively, of available assets above the PMIERs requirements. The increase in the current year was driven, in part, by positive operating cash flows and a reduction in delinquent loans.

•

PMIERs 2.0. The GSEs published the final revisions to PMIERs, referred to as PMIERs 2.0, on September 27, 2018 with an effective date of March 31, 2019. If PMIERs 2.0 had been effective as of September 30, 2018, we estimate that the sufficiency ratio would have been approximately 120%, or more than $550 million of available assets above the PMIERs 2.0 requirements. This difference is primarily due to the elimination of any credit for future premiums in PMIERs 2.0 that had previously been allowed on insurance policies written in 2008 or earlier.

•

Dividends paid. Our U.S. mortgage insurance business paid $50 million of dividends in the second quarter of 2018. We expect this will be the only dividend paid by our U.S. mortgage insurance business in 2018.

U.S. Life Insurance

•

Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and/or reduced benefits on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and/or reduced benefits on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these rate action filings, we received 85 filing approvals from 25 states during the nine months ended September 30, 2018, representing a weighted-average increase of 53% on approximately $526 million in annualized in-force premiums. We also submitted 53 new filings in 17 states during the nine months ended September 30, 2018 on approximately $335 million in annualized in-force premiums.

•

Annual claim and assumption reviews and loss recognition and cash flow testing. We plan to complete our annual review of claim reserve assumptions and methodologies for our long-term care insurance business in the fourth quarter of 2018. See “—U.S. Life Insurance segment—trends and conditions” for additional details. In the fourth quarter of 2018, we will also perform assumption reviews for our universal and term universal life insurance products as well as for our other U.S. life insurance products, including our long-term care insurance products, and complete our loss recognition testing. In addition, we will perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis in the fourth quarter of 2018.

Liquidity and Capital Resources

•

Secured Term Loan. On March 7, 2018, Genworth Holdings entered into a $450 million Term Loan, which matures in March 2023 and was issued at a 0.5% discount. Principal payments under the agreement are due quarterly, commencing on June 30, 2018, and are payable in equal amounts of 0.25% per quarter of the original principal amount with the remaining balance due at maturity. At our option, the Term Loan will bear interest at either an adjusted London Interbank Offered Rate (“LIBOR”) no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of 3.5% per annum. At September 30, 2018, the interest rate on the Term Loan was 6.6%. The Term Loan is unconditionally guaranteed by Genworth Financial, and GFIH has provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which is secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. GFIH is our indirect wholly-owned subsidiary and owns approximately 40.5% of the outstanding common stock of Genworth Canada. The Term Loan is subject to other terms and conditions, including but not limited to: voluntary prepayments subject to prepayment penalties, mandatory prepayments in the event of certain asset sales or the incurrence of further indebtedness by Genworth Financial and various financial covenants.

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

•

Genworth Holdings’ bond consent solicitation. On October 4, 2018, Genworth Holdings completed a bond consent solicitation whereby it amended its senior notes indenture to clarify that GLAIC and the subsidiaries of GLIC, GLAIC and GLICNY are excluded from the class of subsidiaries for which a bankruptcy, insolvency or other similar proceeding would result in an event of default under the indenture. In October 2018, we paid approximately $11 million of total fees, which consisted of bond consent fees, broker, advisor and investment banking fees. The bond consent fees will be deferred and the remaining fees will be expensed in the fourth quarter of 2018.

•

Amended Genworth Canada Credit Facility. On October 26, 2018, Genworth Canada, our majority-owned subsidiary, amended its existing credit agreement whereby the syndicated senior unsecured revolving credit facility was increased from CAD$200 million to CAD$300 million. The maturity date was extended to September 29, 2023. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the amended credit agreement. The credit facility includes customary representations, warranties, covenants, terms and conditions.

Regulation and Taxes

•

Our effective tax rate decreased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which included a change in the U.S. corporate federal income tax rate from 35% to 21%. The decrease for the three months ended September 30, 2018 was also attributable to provision to return adjustments recorded in the current year primarily related to the mandatory repatriation rules of the TCJA. These decreases were partially offset by the effect of foreign operations, which had an overall increase on the effective tax rate as our primary foreign subsidiaries are now in jurisdictions with higher statutory tax rates than the United States. These decreases were also partially offset by tax expense related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income. See note 8 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information.

Financial Strength Ratings

On September 26, 2018, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the financial strength rating of our principal life insurance subsidiaries, GLIC, GLICNY and GLAIC, from “B+” (Weak) to “B-” (Weak). S&P also revised the CreditWatch status of Genworth Financial, Genworth Holdings and Genworth Mortgage Insurance Corporation (“GMICO”) from negative implications to developing. S&P’s rating actions were based mostly on their negative view of our creditworthiness, whereas the revised CreditWatch status was principally from the continued uncertainty around the closing of the China Oceanwide transaction and the associated regulatory review, and the timing of the deal close.

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

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as value of assets and liabilities. The U.S. and international financial markets in which we operate have been impacted by concerns regarding regulatory changes, global trade, modest global growth and the rate and strength of recovery. During 2018, the global economy has improved and most countries in which we conduct business have seen improved levels of gross domestic product (“GDP”) growth. Many economic forecasts show the rate of GDP growth will slow in the fourth quarter of 2018 and into 2019 but maintain a healthy range of sustainable growth. Furthermore, oil and commodity prices have stabilized and economic forecasts show this stability continuing into 2019, but it is expected to be pressured beyond 2019 as demand from China moderates and price competition intensifies. Likewise, historic low interest rates have started to rise given actions taken by the U.S. Federal Reserve and other central banks. Although the U.S. Federal Reserve increased its benchmark lending rate 25 basis points in September 2018, long-term interest rates remained at low levels. The U.S. Federal Reserve also maintained its forecast for one additional rate increase in the fourth quarter of 2018, which would result in four rate increases in 2018. In addition, the U.S. Federal Reserve projects three additional 25 basis point increases in 2019 and one in 2020. Given this robust forecast, we expect interest rates will continue to rise in the fourth quarter of 2018 and into 2019, but we remain uncertain at the pace in which this increase will occur and its ultimate impact on our businesses. The decision for additional rate increases was anticipated and indicates increased confidence in the United States economy as unemployment has reached multi-decade lows and economic growth has been strong in 2018. Likewise, inflation remains relatively stable but long-term forecasts remain uncertain. The U.S. Treasury yield curve continued to flatten in the third quarter of 2018 with short-term interest rates rising supported by the U.S. Federal Reserve rate increases, while long-term interest rates increased at a lesser rate due to inflationary concerns from ongoing speculation around tariffs and escalating tensions associated with trade wars. Credit markets experienced spread tightening in the third quarter of 2018 driven by a constructive economic backdrop, strong profit margins, higher corporate earnings, lower supply of bonds compared to the first half of 2018 and higher foreign demand. However, spreads on below investment grade emerging market bonds widened as countries exposed to a strengthening U.S. dollar and higher oil prices underperformed the broader credit markets. For a discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2017 Annual Report on Form 10-K.

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

The U.S. and international governments, the U.S. Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in past years to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks have taken actions to stimulate economies, stabilize financial systems and improve market liquidity. For example, in Canada, actions in certain regions have been taken to stabilize rising home prices to mitigate the potential for inflation on real estate values. This has had a negative impact on sales and has slowed home price appreciation in those regions. However, in aggregate, these actions had a positive effect in the short term on the economies of these countries and their markets; however, there can be no assurance as to the future impact these types of actions may have on the economic and financial markets, including levels of interest rates and volatility. A U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$1,122	$1,135	$(13)	(1)%
Net investment income	815	797	18	2%
Net investment gains (losses)	13	85	(72)	(85)%
Policy fees and other income	193	198	(5)	(3)%

Total revenues	2,143	2,215	(72)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,321	1,344	(23)	(2)%
Interest credited	151	164	(13)	(8)%
Acquisition and operating expenses, net of deferrals	243	265	(22)	(8)%
Amortization of deferred acquisition costs and intangibles	83	83	—	—%
Interest expense	72	73	(1)	(1)%

Total benefits and expenses	1,870	1,929	(59)	(3)%

Income from continuing operations before income taxes	273	286	(13)	(5)%
Provision for income taxes	63	102	(39)	(38)%

Income from continuing operations	210	184	26	14%
Loss from discontinued operations, net of taxes	—	(9)	9	100%

Net income	210	175	35	20%
Less: net income attributable to noncontrolling interests	64	68	(4)	(6)%

Net income available to Genworth Financial, Inc.’s common stockholders	$146	$107	$39	36%

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•

Our U.S. Life Insurance segment decreased $31 million. Our long-term care insurance business increased $7 million largely from $19 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year. Our life insurance business decreased $38 million mainly attributable to higher ceded premiums in the current year from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in the current year.

•

Our Canada Mortgage Insurance segment decreased $4 million primarily from changes in foreign exchange rates and from updated premium recognition factors from the review of our premium earnings pattern in the current year. The three months ended September 30, 2018 included a decrease of $3 million attributable to changes in foreign exchange rates.

•

Our U.S. Mortgage Insurance segment increased $15 million mainly attributable to higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

•

Our Australia Mortgage Insurance segment increased $9 million predominantly from updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums in the current year on our existing insurance in-force. The three months ended September 30, 2018 included a decrease of $4 million attributable to changes in foreign exchange rates.

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

Policy fees and other income. Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees. The decrease was principally related to our Runoff segment predominantly from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.

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

•	Our U.S. Mortgage Insurance segment decreased $15 million primarily driven by lower new delinquencies in the current year.

•

Our U.S. Life Insurance segment decreased $7 million. Our long-term care insurance business increased $48 million mainly from higher reserves as a result of the aging of the in-force block, lower claim and policy terminations and higher severity and frequency of new claims in the current year. These increases were partially offset by higher reduced benefits of $12 million in the current year related to in-force rate actions approved and implemented. Our life insurance business decreased $41 million primarily attributable to higher ceded benefits in the current year from new reinsurance treaties effective in December 2017. The decrease was also a result of improved mortality in our universal life insurance products, partially offset by unfavorable mortality and less favorable reserve releases in our term life insurance products in the current year. The prior year included a $30 million unfavorable model refinement that did not recur. Our fixed annuities business decreased $14 million largely attributable to higher reserves of $9 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur. The decrease was also attributable to lower interest credited and favorable mortality in the current year.

•	Our Australia Mortgage Insurance segment decreased $2 million largely attributable to improved aging, partially offset by higher new delinquencies, net of cures, in the current year.

•

Our Canada Mortgage Insurance segment was flat as lower new delinquencies, net of cures, and a lower average reserve per delinquency were offset by lower favorable development in our loss reserves in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The decrease was primarily related to our U.S. Life Insurance segment. Our life insurance business decreased $4 million primarily driven by a decline in average account values in the current year. Our fixed annuities business decreased $11 million predominantly from a decline in average account values and lower crediting rates in the current year.

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

•	Corporate and Other activities decreased $7 million mainly driven by lower legal and consulting fees and lower net expenses after allocations in the current year.

•

Our U.S. Life Insurance segment decreased $5 million. Our life insurance and fixed annuities businesses each decreased $3 million principally related to lower operating expenses as a result of the continued runoff of our in-force blocks in the current year.

•	Our Australia Mortgage Insurance segment decreased $3 million primarily from lower compensation and benefit expenses and from a decrease in professional fees in the current year.

•	Our Canada Mortgage Insurance segment decreased $3 million mainly driven by lower stock-based compensation expense in the current year.

Provision for income taxes. The effective tax rate decreased to 23.0% for the three months ended September 30, 2018 from 35.5% for the three months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to changes resulting from the implementation of the TCJA, which included a U.S. federal tax rate change from 35% to 21%. The decrease was also attributable to provision to return adjustments recorded in the current year primarily related to the mandatory repatriation rules of the TCJA. These decreases were partially offset by the effect of foreign operations, which had an overall increase on the effective tax rate as our primary foreign subsidiaries are now in jurisdictions with higher statutory tax rates than the United States. These decreases were also partially offset by a tax expense related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$3,398	$3,382	$16	—%
Net investment income	2,447	2,388	59	2%
Net investment gains (losses)	(32)	220	(252)	(115)%
Policy fees and other income	604	619	(15)	(2)%

Total revenues	6,417	6,609	(192)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,837	3,796	41	1%
Interest credited	459	494	(35)	(7)%
Acquisition and operating expenses, net of deferrals	736	775	(39)	(5)%
Amortization of deferred acquisition costs and intangibles	299	316	(17)	(5)%
Interest expense	225	209	16	8%

Total benefits and expenses	5,556	5,590	(34)	(1)%

Income from continuing operations before income taxes	861	1,019	(158)	(16)%
Provision for income taxes	237	348	(111)	(32)%

Income from continuing operations	624	671	(47)	(7)%
Loss from discontinued operations, net of taxes	—	(9)	9	100%

Net income	624	662	(38)	(6)%
Less: net income attributable to noncontrolling interests	176	198	(22)	(11)%

Net income available to Genworth Financial, Inc.’s common stockholders	$448	$464	$(16)	(3)%

Premiums

•

Our Australia Mortgage Insurance segment increased $54 million largely due to updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums in the current year on our existing insurance in-force and from higher policy cancellations resulting from an initiative implemented in the second quarter of 2018 to more promptly identify loans that have been discharged or refinanced using newly available data. The increase was also attributable to a new structured insurance transaction completed in the first quarter of 2018.

•

Our U.S. Mortgage Insurance segment increased $39 million mainly attributable to higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

•

Our Canada Mortgage Insurance segment increased $14 million primarily from changes in foreign exchange rates in the current year and from the seasoning of our larger, more recent in-force blocks of business. The nine months ended September 30, 2018 included an increase of $10 million attributable to changes in foreign exchange rates.

•

Our U.S. Life Insurance segment decreased $91 million. Our long-term care insurance business increased $13 million largely from $54 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year. Our life insurance business decreased $104 million mainly attributable to higher ceded premiums in the current year from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in the current year.

Net investment income. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”

Net investment gains (losses). For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income

•

Our U.S. Life Insurance segment decreased $7 million mostly attributable to our life insurance business primarily driven by a decline in our term universal and universal life insurance in-force blocks in the current year, partially offset by an $8 million unfavorable model refinement in the prior year that did not recur.

•	Our Runoff segment decreased $7 million principally from lower fee income driven mostly by a decrease in the average account values in our variable annuity products in the current year.

Benefits and other changes in policy reserves

•

Our U.S. Life Insurance segment increased $67 million. Our long-term care insurance business increased $194 million principally from higher reserves as a result of the aging of the in-force block, higher severity and frequency of new claims, higher utilization of available benefits and a less favorable impact of $8 million from reduced benefits in the current year related to in-force rate actions approved and implemented. Our life insurance business decreased $78 million primarily attributable to higher ceded benefits in the current year from new reinsurance treaties effective in December 2017. The decrease was also the result of favorable mortality in our term life insurance products, partially offset by unfavorable mortality in our universal and term universal life insurance products and less favorable reserve releases in our term life insurance products in the current year. The prior year included a $30 million unfavorable model refinement that did not recur. Our fixed annuities business decreased $49 million largely attributable to higher reserves of $31 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur and from favorable mortality in the current year.

•

Our Canada Mortgage Insurance segment increased $13 million largely from lower favorable development in our loss reserves and higher new delinquencies, net of cures, partially offset by a lower average reserve per delinquency in the current year.

•

Our Australia Mortgage Insurance segment increased $2 million largely attributable to less favorable non-reinsurance recoveries on paid claims in the current year and lower cure activity, partially offset by lower new delinquencies and improved aging of existing delinquencies in the current year.

•

Our U.S. Mortgage Insurance segment decreased $45 million primarily from a $28 million favorable reserve adjustment in the current year mostly driven by lower expected claim rates. The decrease was also attributable to lower new delinquencies and favorable net cures and aging of existing delinquencies in the current year. The prior year included a $15 million favorable reserve adjustment.

Interest credited

•

Our U.S. Life Insurance segment decreased $41 million. Our life insurance business decreased $8 million primarily driven by a decline in average account values in the current year. Our fixed annuities business decreased $33 million predominantly from a decline in average account values and lower crediting rates in the current year.

•	Our Runoff segment increased $6 million largely related to higher account values in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals

•

Our U.S. Life Insurance segment decreased $19 million. Our long-term care insurance business decreased $14 million mostly driven by $21 million of guaranty fund assessments in connection with the Penn Treaty Network America Insurance Company and American Network Insurance Company (“Penn Treaty”) liquidation in the prior year that did not recur, partially offset by higher premium taxes in the current year. Our fixed annuities business decreased $4 million largely attributable to lower operating expenses as a result of the continued runoff of our in-force block in the current year.

•	Corporate and Other activities decreased $13 million mainly driven by lower consulting fees and lower net expenses after allocations in the current year.

•	Our Runoff segment decreased $4 million mainly from lower commissions in our variable annuity products in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our U.S. Life Insurance segment decreased $19 million driven mostly by our life insurance business largely related to a $41 million unfavorable term conversion mortality assumption correction in the prior year that did not recur and lower lapses in the current year. These decreases were partially offset by prior year transactions that did not recur: a net $15 million favorable model refinement and an $11 million favorable refinement related to reinsurance rates.

•	Our Australia Mortgage Insurance segment increased $2 million largely from higher contract fees amortization in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits. Corporate and Other activities increased $14 million largely driven by a favorable correction of $11 million related to our Tax Matters Agreement liability in the prior year that did not recur, higher interest expense related to the Term Loan that Genworth Holdings closed in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year. These increases were partially offset by lower interest expense associated with the redemption of $597 million of Genworth Holdings’ senior notes in May 2018.

Provision for income taxes. The effective tax rate decreased to 27.5% for the nine months ended September 30, 2018 from 34.1% for the nine months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to the enactment of the TCJA, which included a change in the U.S. corporate federal income tax rate from 35% to 21%. This decrease was partially offset by the effect of foreign operations, which had an overall increase on the effective tax rate as our primary foreign subsidiaries are now in jurisdictions with higher statutory tax rates than the United States. The decrease was also partially offset by tax expense related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income.

Use of non-Generally Accepted Accounting Principles (“GAAP”) measures

Reconciliation of net income to adjusted operating income available to Genworth Financial, Inc.’s common stockholders

We use non-GAAP financial measures entitled “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders” and “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share.” Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share is derived from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income (loss) attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

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

The following table includes a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Net income available to Genworth Financial, Inc.’s common stockholders	$146	$107	$448	$464
Add: net income attributable to noncontrolling interests	64	68	176	198

Net income	210	175	624	662
Loss from discontinued operations, net of taxes	—	(9)	—	(9)

Income from continuing operations	210	184	624	671
Less: income from continuing operations attributable to noncontrolling interests	64	68	176	198

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	146	116	448	473
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(3)	(62)	26	(161)
Expenses related to restructuring	2	1	2	2
Taxes on adjustments	—	21	(6)	56

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$145	$76	$470	$370

(1)

For the three months ended September 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million and zero, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $13 million and $23 million, respectively. For the nine months ended September 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(7) million and zero, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $1 million and $59 million, respectively.

We recorded a pre-tax expense of $2 million for the three and nine months ended September 30, 2018 and $1 million and $2 million for the three and nine months ended September 30, 2017, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2018	2017	2018	2017
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.23	$0.89	$0.95

Diluted	$0.29	$0.23	$0.89	$0.94

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.21	$0.89	$0.93

Diluted	$0.29	$0.21	$0.89	$0.93

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.15	$0.94	$0.74

Diluted	$0.29	$0.15	$0.93	$0.74

Weighted-average common shares outstanding:
Basic	500.7	499.1	500.3	498.9

Diluted	503.3	501.6	502.9	501.2

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

The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs and the U.S. government, including the Federal Housing Administration (“FHA”), the Federal Housing Finance Agency, and the U.S. Congress, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits as well as low-down-payment programs available through the FHA or GSEs. In the first quarter of 2018, Freddie Mac introduced to certain lenders a pilot program, Integrated Mortgage Insurance, commonly referred to as “IMAGIN,” as an alternative to private mortgage insurance. IMAGIN transfers default risk on high loan-to-value mortgages to a panel of reinsurers approved by Freddie Mac. In July 2018, Fannie Mae introduced a similar pilot program, Enterprise Paid Mortgage Insurance (“EPMI”). As currently designed and implemented, we believe these pilot programs are targeted at less than 5% of the total 2018 aggregate private mortgage insurance available market and compete with lender paid private mortgage insurance, which represented approximately 7% of our new insurance written in the third quarter of 2018. For more information about the potential future impact, see Item 1A—Risk Factors—“Fannie Mae and Freddie Mac exert significant influence over the U.S. mortgage insurance market and changes to the role or structure of Freddie Mac or Fannie Mae could have a material adverse impact on our U.S. mortgage insurance business” and “The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2017 Annual Report on Form 10-K.

Estimated mortgage origination volume decreased during the third quarter of 2018 compared to the third quarter of 2017 primarily due to lower refinance originations, partially offset by an increase in purchase originations. The decline in refinance mortgage originations was driven by increases in interest rates. The growth in purchase mortgage originations during 2018 slowed in the third quarter as interest rates and home prices continued to increase and housing inventory remained low. The estimated private mortgage insurance available market increased compared to the third quarter of 2017 due to continued strong demand from first-time homebuyers and more competitive pricing. Our flow persistency was 84% during the third quarter of 2018 compared to 83% in the third quarter of 2017, due in part to the rise in interest rates. Our U.S. mortgage insurance estimated market share for the third quarter of 2018 decreased compared to the second quarter of 2018 and the third quarter of 2017 primarily due to the loss of a large customer, partially offset by a larger private mortgage insurance available market. Our market share continues to be pressured by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition and the proposed transaction with China Oceanwide. For more information on the potential impacts due to competition, see Item 1A—Risk Factors—“Competitors could negatively affect our ability to maintain or increase our market share and profitability” and “Our reliance on key customer or distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced” in our 2017 Annual Report on Form 10-K.

The U.S. private mortgage insurance industry is highly competitive. There are currently six active mortgage insurers, including Genworth. In the second quarter of 2018, Genworth introduced new, lower priced rate cards, several of which included two new risk attributes that more closely align loan price and expected performance. Overall, the new rates reduced the weighted average price of the revised rate cards by approximately 10% while maintaining estimated aggregate mid-teen pricing returns on new insurance written. In addition, more new insurance written in the market is being priced using an opaque pricing engine, commonly referred to in the industry as “black box” pricing, that frequently provides a lower price to lenders compared to prevailing rate cards. Given evolving market dynamics, we expect price competition to remain highly competitive.

New insurance written decreased 9% during the third quarter of 2018 compared to the third quarter of 2017 primarily due to a decrease in our estimated market share primarily due to the loss of a large customer, partially offset by a larger private mortgage insurance available market. The percentage of single premium new insurance written decreased in the third quarter of 2018 compared to the third quarter of 2017, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. In the third quarter of 2018 we removed the guideline limit on loans with debt-to-income ratios greater than 45% with Fair Isaac Company (“FICO”) scores less than 700 that we had implemented in the first quarter of 2018. We removed this guideline limit primarily due to the implementation of new, higher pricing for high debt-to-income loans in June 2018 and an improvement in risk profile as these loans are approved through GSE automated underwriting engines.

Our loss ratio was 11% for the three months ended September 30, 2018 compared to 20% for the three months ended September 30, 2017. The loss ratio decreased primarily from lower losses related to the decline in new delinquencies and from higher net earned premiums attributable to higher insurance in-force in the current year. The new delinquencies reported in the fourth quarter of 2017 in the areas impacted by hurricanes Harvey and Irma continued to perform consistent with our prior expected claim frequency for these delinquencies. As a result, there were no incremental incurred losses from these delinquencies in 2018. Additionally, we do not expect any material impacts from the recent hurricanes affecting the Southeast region of the United States, Florence and Michael, which occurred in September and October of 2018, respectively. We will continue to monitor these affected areas and support the measures enacted by the GSEs restricting foreclosure actions and providing other forms of mortgage relief for those dealing with damage in the affected areas. Foreclosure starts decreased in the third quarter of 2018 as compared to the third quarter of 2017. We have also seen a reduction in loans that have been subject to a modification or workout. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies.

In the second quarter of 2018, our U.S. mortgage insurance business paid a $50 million dividend to a Genworth holding company. We expect this will be the only dividend paid by our U.S. mortgage insurance business in 2018.

As of September 30, 2018, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 12.6:1, compared with a risk-to-capital ratio of approximately 12.8:1 as of June 30, 2018 and approximately 12.9:1 as of December 31, 2017. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated within the business or capital support (if any) that we provide.

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of September 30, 2018, we estimate our U.S. mortgage insurance business had available assets of approximately 130% of the required assets under PMIERs compared to approximately 129% as of June 30, 2018 and 121% as of December 31, 2017. As of September 30, 2018, June 30, 2018 and December 31, 2017, the PMIERs sufficiency ratios were in excess of $750 million, $700 million and $550 million, respectively, of available assets above the PMIERs requirements. The increase in the third quarter of 2018 was driven, in part, by positive operating cash flows and the reduction in delinquent loans. The new delinquencies reported in the fourth quarter of 2017 in the areas impacted by hurricanes Harvey and Irma continue to cure in line with our original loss expectations. This cure performance reduced the negative impact to the PMIERs sufficiency ratio from two points to one point in the third quarter of 2018. Reinsurance transactions provided an aggregate of approximately $575 million of PMIERs capital credit as of September 30, 2018. The GSEs published the final revisions to PMIERs, referred to as “PMIERs 2.0,” on September 27, 2018 with an effective date of March 31, 2019. If PMIERs 2.0 had been effective as of September 30, 2018, we estimate that the sufficiency ratio would have been approximately 120%, or more than $550 million of available assets above the PMIERs 2.0 requirements. This difference is primarily due to the elimination of any credit for future premiums in PMIERs 2.0 that had previously been allowed on insurance policies written in 2008 or earlier.

As of September 30, 2018, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $10.9 billion of insurance in-force, with approximately $10.3 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. On August 17, 2017, the U.S. government extended HARP through December 31, 2018. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

Segment results of operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$190	$175	$15	9%
Net investment income	23	18	5	28%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	1	1	—	—%

Total revenues	214	194	20	10%

Benefits and expenses:
Benefits and other changes in policy reserves	20	35	(15)	(43)%
Acquisition and operating expenses, net of deferrals	41	43	(2)	(5)%
Amortization of deferred acquisition costs and intangibles	4	3	1	33%

Total benefits and expenses	65	81	(16)	(20)%

Income from continuing operations before income taxes	149	113	36	32%
Provision for income taxes	31	40	(9)	(23)%

Income from continuing operations	118	73	45	62%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$118	$73	$45	62%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily attributable to higher premiums principally related to an increase in insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year. The increase was also attributable to lower new delinquencies and lower taxes in the current year.

Revenues

Premiums increased mainly attributable to higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by lower new delinquencies in the current year.

Provision for income taxes. The effective tax rate decreased to 21.2% for the three months ended September 30, 2018 from 35.9% for the three months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$553	$514	$39	8%
Net investment income	67	53	14	26%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	2	3	(1)	(33)%

Total revenues	622	570	52	9%

Benefits and expenses:
Benefits and other changes in policy reserves	22	67	(45)	(67)%
Acquisition and operating expenses, net of deferrals	125	124	1	1%
Amortization of deferred acquisition costs and intangibles	11	10	1	10%

Total benefits and expenses	158	201	(43)	(21)%

Income from continuing operations before income taxes	464	369	95	26%
Provision for income taxes	98	132	(34)	(26)%

Income from continuing operations	366	237	129	54%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$366	$237	$129	54%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly from lower losses, driven mostly by a $22 million favorable reserve adjustment in the current year principally from lower expected claim rates. The increase was also attributable to higher mortgage insurance in-force and lower taxes in the current year. The prior year included a $10 million favorable reserve adjustment.

Revenues

Premiums increased mainly attributable to higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily from a $28 million favorable reserve adjustment in the current year mostly driven by lower expected claim rates. The decrease was also attributable to lower new delinquencies and favorable net cures and aging of existing delinquencies in the current year. The prior year included a $15 million favorable reserve adjustment.

Provision for income taxes. The effective tax rate decreased to 21.2% for the nine months ended September 30, 2018 from 35.9% for the nine months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Primary insurance in-force (1)	$163,200	$148,000	$15,200	10%
Risk in-force	$39,600	$35,900	$3,700	10%

(1)

Primary insurance in-force represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
New insurance written	$10,300	$11,300	$(1,000)	(9)%	$30,700	$28,700	$2,000	7%
Net premiums written	$195	$200	$(5)	(3)%	$571	$561	$10	2%

Primary insurance in-force and risk in-force

Primary insurance in-force increased largely from $15.6 billion in higher flow insurance in-force, which increased from $146.4 billion as of September 30, 2017 to $162.0 billion as of September 30, 2018 as a result of new insurance written, partially offset by lapses during the current year. The increase in flow insurance in-force was partially offset by a decline of $0.4 billion in bulk insurance in-force, which decreased from $1.6 billion as of September 30, 2017 to $1.2 billion as of September 30, 2018 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow insurance in-force. Flow persistency was 83% for both the nine months ended September 30, 2018 and 2017.

New insurance written

For the three months ended September 30, 2018, new insurance written decreased primarily due to a decline in our estimated market share mostly driven by the loss of a large customer, partially offset by a larger private mortgage insurance available market in the current year. For the nine months ended September 30, 2018, new insurance written increased primarily from a larger purchase originations market in the current year.

Net premiums written

Net premiums written for the three months ended September 30, 2018 decreased primarily from lower volume within our single premium lender paid business, partially offset by higher insurance in-force in the current year. Net premiums written for the nine months ended September 30, 2018 increased primarily from higher insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Loss ratio	11%	20%	(9)%	4%	13%	(9)%
Expense ratio (net earned premiums)	23%	26%	(3)%	25%	26%	(1)%
Expense ratio (net premiums written)	23%	23%	— %	24%	24%	— %

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

The loss ratio for the three and nine months ended September 30, 2018 decreased primarily from lower new delinquencies and from higher net earned premiums attributable to higher insurance in-force in the current year. The decrease in the loss ratio for the nine months ended September 30, 2018 was also attributable to a favorable reserve adjustment of $28 million in the current year mostly associated with lower expected claim rates and from improvements in net benefits from cures and aging of existing delinquencies. The current year reserve adjustment reduced the loss ratio by five percentage points for the nine months ended September 30, 2018. The prior year included a $15 million favorable reserve adjustment.

The expense ratio (net earned premiums) for the three and nine months ended September 30, 2018 decreased driven primarily by higher net earned premiums in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2018	December 31, 2017	September 30, 2017
Primary insurance:
Insured loans in-force	773,290	742,094	730,174
Delinquent loans	16,874	23,188	20,508
Percentage of delinquent loans (delinquency rate)	2.18%	3.12%	2.81%

Flow loan in-force	759,965	725,748	712,848
Flow delinquent loans	16,367	22,483	19,765
Percentage of flow delinquent loans (delinquency rate)	2.15%	3.10%	2.77%

Bulk loans in-force	13,325	16,346	17,326
Bulk delinquent loans (1)	507	705	743
Percentage of bulk delinquent loans (delinquency rate)	3.80%	4.31%	4.29%

A minus and sub-prime loans in-force	16,087	18,912	19,828
A minus and sub-prime delinquent loans	2,817	4,054	4,080
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	17.51%	21.44%	20.58%

Pool insurance:
Insured loans in-force	4,636	5,039	5,145
Delinquent loans	215	249	252
Percentage of delinquent loans (delinquency rate)	4.64%	4.94%	4.90%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 415 as of September 30, 2018, 614 as of December 31, 2017 and 631 as of September 30, 2017.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the residential real estate market in the United States stabilized and improved during the current and prior year, and we also had lower foreclosure starts in the current year. However, our 2005 through 2008 book years continue to make up a majority of our existing delinquencies as well as new delinquencies, therefore, we may experience variability in our delinquency rates.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2018
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,656	$29	$329	9%
4 - 11 payments	4,641	94	213	44%
12 payments or more	4,070	157	204	77%

Total	16,367	$280	$746	38%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2017
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,594	$46	$474	10%
4 - 11 payments	6,178	125	279	45%
12 payments or more	5,711	237	281	84%

Total	22,483	$408	$1,034	39%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of September 30, 2018	Percent of total reserves as of September 30, 2018 (1)	Delinquency rate
			September 30, 2018	December 31, 2017	September 30, 2017
By Region:
Southeast (2)	18%	23%	2.65%	4.60%	3.28%
Pacific (3)	16	9	1.27%	1.56%	1.52%
South Central (4)	16	12	2.09%	3.30%	2.63%
Northeast (5)	12	28	3.47%	4.67%	4.94%
North Central (6)	11	9	1.96%	2.34%	2.30%
Great Lakes (7)	11	6	1.67%	2.09%	2.11%
Mid-Atlantic (8)	6	5	2.05%	2.79%	2.92%
New England (9)	6	6	2.26%	2.75%	2.83%
Plains (10)	4	2	1.82%	2.36%	2.27%

Total	100%	100%	2.18%	3.12%	2.81%

(1)	Total reserves were $317 million as of September 30, 2018.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(4)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	New Jersey, New York and Pennsylvania.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of September 30, 2018	Percent of total reserves as of September 30, 2018 (1)	Delinquency rate
			September 30, 2018	December 31, 2017	September 30, 2017
By State:
California	9%	4%	1.22%	1.45%	1.35%
Texas	7%	5%	2.33%	4.41%	2.94%
Florida	6%	13%	3.14%	7.99%	3.54%
Illinois	6%	6%	2.23%	2.70%	2.70%
New York	5%	16%	3.75%	4.77%	5.09%
Washington	5%	2%	0.99%	1.19%	1.20%
Michigan	4%	2%	1.28%	1.51%	1.47%
Pennsylvania	4%	4%	2.71%	3.50%	3.59%
Ohio	4%	2%	1.90%	2.43%	2.44%
North Carolina	4%	2%	2.05%	2.67%	2.80%

(1)	Total reserves were $317 million as of September 30, 2018.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of September 30, 2018:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.05%	9.3%	1,770	1.1%	338	0.9%
2005	5.56%	8.1	1,664	1.0	392	1.0
2006	5.71%	13.2	3,189	2.0	743	1.9
2007	5.63%	28.6	8,375	5.1	1,936	4.9
2008	5.15%	14.6	6,942	4.3	1,590	4.0
2009	4.91%	0.5	594	0.4	124	0.3
2010	4.63%	0.6	682	0.4	157	0.4
2011	4.55%	0.7	1,146	0.7	266	0.7
2012	3.86%	0.9	3,175	1.9	763	1.9
2013	4.08%	2.0	6,023	3.7	1,485	3.8
2014	4.45%	4.3	9,874	6.1	2,398	6.0
2015	4.14%	5.7	19,327	11.8	4,699	11.9
2016	3.87%	6.8	34,617	21.2	8,358	21.2
2017	4.24%	4.2	35,807	21.9	8,782	22.2
2018	4.68%	0.5	30,021	18.4	7,461	18.9

Total portfolio	4.46%	100.0%	$163,206	100.0%	$39,492	100.0%

(1)	Total reserves were $317 million as of September 30, 2018.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the third quarter of 2018, the Canadian dollar weakened against the U.S. dollar compared to both the third quarter of 2017 and the second quarter of 2018, which negatively impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Canadian GDP is expected to have experienced a decrease in growth in the third quarter of 2018 compared to the second quarter of 2018, reflecting fluctuations in energy production and exports. The overnight interest rate in Canada increased to 1.75% in October 2018 up from 1.50% at September 30, 2018 and 1.25% at the end of the second quarter of 2018. Canada’s unemployment rate decreased slightly to 5.9% at the end of the third quarter of 2018 compared to 6.0% at the end of the second quarter of 2018 due to job creation outpacing workforce participation.

National home prices increased in the third quarter of 2018 by approximately 2% compared to the third quarter of 2017 largely driven by the strong housing market in British Columbia. Home sales in the third quarter of 2018 decreased by approximately 4% compared to the third quarter of 2017 primarily due to a slowdown in sales in British Columbia, which was primarily driven by regulatory and housing policy changes, including the October 2017 release of Guideline B-20 Residential Mortgage Underwriting Practices and Procedures (the “B-20 Guideline”) as discussed below. In addition, on February 20, 2018, the British Columbia Government

released a plan to address housing affordability in the province. Among other measures, the plan included an increase and expansion of the existing foreign buyers’ tax and the introduction of a speculation tax applicable to both foreign and domestic buyers.

Our mortgage insurance business in Canada experienced relatively flat losses in the third quarter of 2018 compared to the third quarter of 2017 primarily from lower new delinquencies, net of cures, and a lower average reserve per delinquency, offset by lower favorable development in our loss reserves. Our loss ratio in Canada was 14% for both the third quarter of 2018 and the nine months ended September 30, 2018. Given our loss ratio performance thus far in 2018 and the economic forecast for the balance of the year, we expect our full year 2018 loss ratio to be higher than our full year 2017 loss ratio of 10%.

In the third quarter of 2018, flow new insurance written volumes were down in our mortgage insurance business in Canada compared to the third quarter of 2017 primarily resulting from a smaller originations market due to regulatory changes and ongoing housing affordability pressure. Earned premiums were lower mainly as a result of changes in foreign exchange rates and updated premium recognition factors from the review of our premium earnings pattern in the current year.

Bulk new insurance written levels in the third quarter of 2018 were relatively consistent compared to the third quarter of 2017. Insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of bulk mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance.

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”) and the Insurance Companies Act (Canada), under which our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force per the guideline titled “Minimum Capital Test for Federally Regulated Property and Casualty Insurance Companies” (“MCT Guideline”). The MCT ratio is calculated based on a methodology prescribed by the Office of the Superintendent of Financial Institutions (“OSFI”). On January 1, 2017, the capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers” (the “Advisory”) became effective. The Advisory provides a standard framework for determining the capital requirements for residential mortgage insurance companies. Under this regulatory capital framework, the OSFI Supervisory MCT Target and PRMHIA requirement are both 150%.

Compared to the prior capital framework, this framework is more risk sensitive and incorporates additional risk attributes, including credit score, remaining amortization and outstanding loan balance. The Advisory includes supplementary capital requirements on new business in areas where home prices are high relative to borrower incomes upon origination. As a result of these higher regulatory capital requirements, our mortgage insurance business in Canada implemented an increase in premium rates of approximately 20% on flow new business effective March 17, 2017. Similarly, the business also increased its premium rates for bulk insurance. As of September 30, 2018, our MCT ratio under the framework was approximately 171%, which was above the supervisory target.

On August 9, 2018, OSFI released the guideline “Mortgage Insurer Capital Adequacy Test” (“MICAT”), which takes effect on January 1, 2019 and replaces the Advisory and MCT Guideline. The OSFI supervisory MICAT target ratio and the minimum MICAT ratio under PRMHIA remains at 150% for 2019. The MICAT primarily consolidates existing guidance and is not expected to have a material impact on regulatory capital. The primary changes include a 5% increase of the base total asset requirement relative to the current calculation, elimination of the requirement to use updated 2016 credit scores for 2015 and prior books in the calculation of the base asset requirement and a transitional arrangement that provides a phase-in period for the increased capital required for insurance risk on outstanding insured mortgages at December 31, 2018. The business expects that in 2019, the impact of the elimination of the 2016 credit score update should more than offset the 5% base total asset requirement on existing insurance in-force. Therefore, the business expects to be fully compliant with

MICAT upon its implementation on January 1, 2019, subject to business and market conditions. In addition, these new requirements should permit the business to more closely align its actual capital levels with its targeted operating range for 2019 and thereafter, which may allow for meaningful levels of capital redeployment in addition to regular quarterly dividends in 2019.

On October 17, 2017, OSFI released the final version of the B-20 Guideline, which applies to all federally-regulated financial institutions that are engaged in residential mortgage underwriting and/or the acquisition of residential mortgage loan assets in Canada. The guideline was effective January 1, 2018, and requires enhanced underwriting practices for all uninsured mortgages, including the application of a qualifying stress test. The B-20 Guideline does not directly impact the regulatory requirements for our mortgage insurance business in Canada, as it is governed by OSFI’s Guideline B-21 Residential Mortgage Insurance Underwriting Practices and Procedures. Based on mortgage origination volume in the first nine months of 2018, we believe that the B-20 Guideline may reduce total mortgage originations in Canada in 2018 by 10% to 15% as compared to the prior year and that it will modestly reduce the high loan-to-value market size in Canada in 2018 even though qualifying insured mortgages have been subject to a mortgage rate stress test since November 30, 2016. However, it is still too early to determine its ultimate effect on the Canadian mortgage and housing markets.

Segment results of operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change

(Amounts in millions)	2018	2017	2018 vs. 2017

Revenues:
Premiums	$127	$131	$(4)	(3)%
Net investment income	34	33	1	3%
Net investment gains (losses)	29	55	(26)	(47)%
Policy fees and other income	—	1	(1)	(100)%

Total revenues	190	220	(30)	(14)%

Benefits and expenses:
Benefits and other changes in policy reserves	18	18	—	—%
Acquisition and operating expenses, net of deferrals	17	20	(3)	(15)%
Amortization of deferred acquisition costs and intangibles	11	11	—	—%
Interest expense	4	4	—	—%

Total benefits and expenses	50	53	(3)	(6)%

Income from continuing operations before income taxes	140	167	(27)	(16)%
Provision for income taxes	37	55	(18)	(33)%

Income from continuing operations	103	112	(9)	(8)%
Less: income from continuing operations attributable to noncontrolling interests	46	54	(8)	(15)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	57	58	(1)	(2)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(17)	(32)	15	47%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	4	10	(6)	(60)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$44	$37	$7	19%

(1)

For the three months ended September 30, 2018 and 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $12 million and $23 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily from lower income taxes and a decrease in acquisition and operating expenses, net of deferrals, partially offset by lower premiums in the current year.

Revenues

Premiums decreased primarily from changes in foreign exchange rates and from updated premium recognition factors from the review of our premium earnings pattern in the current year. The three months ended September 30, 2018 included a decrease of $3 million attributable to changes in foreign exchange rates.

Net investment gains decreased predominantly from lower derivative gains on interest rate swaps, cross currency interest rate swaps, foreign currency forward contracts and from losses on rate floors in the current year.

Benefits and expenses

Benefits and other changes in policy reserves were flat as lower new delinquencies, net of cures, and a lower average reserve per delinquency were offset by lower favorable development in our loss reserves in the current year.

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower stock-based compensation expense in the current year.

Provision for income taxes. The effective tax rate decreased to 26.5% for the three months ended September 30, 2018 from 32.9% for the three months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate of 27%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017

Revenues:
Premiums	$397	$383	$14	4%
Net investment income	102	96	6	6%
Net investment gains (losses)	(1)	113	(114)	(101)%
Policy fees and other income	—	1	(1)	(100)%

Total revenues	498	593	(95)	(16)%

Benefits and expenses:
Benefits and other changes in policy reserves	55	42	13	31%
Acquisition and operating expenses, net of deferrals	54	57	(3)	(5)%
Amortization of deferred acquisition costs and intangibles	32	32	—	—%
Interest expense	13	13	—	—%

Total benefits and expenses	154	144	10	7%

Income from continuing operations before income taxes	344	449	(105)	(23)%
Provision for income taxes	91	147	(56)	(38)%

Income from continuing operations	253	302	(49)	(16)%
Less: income from continuing operations attributable to noncontrolling interests	114	146	(32)	(22)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	139	156	(17)	(11)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	—	(65)	65	100%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	—	22	(22)	(100)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$139	$114	$25	22%

(1)

For the nine months ended September 30, 2018 and 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(1) million and $48 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly driven by lower income taxes and higher premiums, partially offset by higher losses in the current year.

Revenues

Premiums increased primarily from changes in foreign exchange rates in the current year and from the seasoning of our larger, more recent in-force blocks of business. The nine months ended September 30, 2018 included an increase of $10 million attributable to changes in foreign exchange rates.

Net investment income increased largely from higher average invested assets and from changes in foreign exchange rates in the current year.

Net investment losses in the current year were principally from changes in the fair value of equity securities and net losses from the sale of investment securities, mostly offset by derivative gains. Net investment gains in the prior year were predominantly from derivative gains on interest rate swaps, foreign currency forward contracts and cross currency interest rate swaps, as well as foreign exchange gains on the sale of non-functional currency investment securities.

Benefits and expenses

Benefits and other changes in policy reserves increased largely from lower favorable development in our loss reserves and higher new delinquencies, net of cures, partially offset by a lower average reserve per delinquency in the current year.

Provision for income taxes. The effective tax rate decreased to 26.5% for the nine months ended September 30, 2018 from 32.7% for the nine months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate of 27%.

Canada Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Primary insurance in-force	$389,400	$390,700	$(1,300)	—%
Risk in-force	$136,300	$136,700	$(400)	—%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
New insurance written	$4,800	$5,000	$(200)	(4)%	$12,800	$19,800	$(7,000)	(35)%
Net premiums written	$150	$156	$(6)	(4)%	$375	$378	$(3)	(1)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the three and nine months ended September 30, 2018 and 2017, this factor was 35%.

Primary insurance in-force and risk in-force decreased primarily as a result of changes in foreign exchange rates, partially offset by flow new insurance written. Insurance in-force and risk in-force included decreases of $14.3 billion and $5.0 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written decreased for the three months ended September 30, 2018 largely as a result of lower flow mortgage insurance written primarily from a smaller market size due in part to the impact of regulatory changes and ongoing housing affordability pressure. New insurance written decreased for the nine months ended September 30, 2018 predominantly from a decrease of $7.1 billion in bulk mortgage insurance written in the current year. The first quarter of 2017 included an increase in bulk insurance volumes primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016 ahead of regulatory changes. New insurance written for the three and nine months ended September 30, 2018 included a decrease of $100 million and an increase of $300 million, respectively, attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. Our unearned premium reserves were $1.6 billion and $1.7 billion as of September 30, 2018 and September 30, 2017, respectively. The change in unearned premium reserves included a decrease of $60 million attributable to changes in foreign exchange rates.

Net premiums written decreased for the three months ended September 30, 2018 primarily from lower flow new insurance written, lower average premium rates on bulk insurance and a decrease of $3 million attributable to changes in foreign exchange rates, partially offset by an increase in flow premium rates. Net premiums written decreased for the nine months ended September 30, 2018 primarily from lower bulk mortgage insurance written due to regulatory changes, partially offset by an increase in flow premium rates. The nine months ended September 30, 2018 included an increase of $8 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Loss ratio	14%	14%	—%	14%	11%	3%
Expense ratio (net earned premiums)	22%	23%	(1)%	22%	23%	(1)%
Expense ratio (net premiums written)	19%	20%	(1)%	23%	23%	—%

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

The loss ratio increased for the nine months ended September 30, 2018 primarily from lower favorable development in our loss reserves and higher new delinquencies, net of cures, as overall favorable regional macroeconomic conditions began to normalize in 2018 after experiencing considerable strength in 2017. These increases were partially offset by a lower average reserve per delinquency in the current year.

The expense ratio (net earned premiums) decreased for the three and nine months ended September 30, 2018 primarily from lower stock-based compensation expense in the current year. The decrease for the nine months ended September 30, 2018 was partially offset by higher earned premiums in the current year.

The expense ratio (net premiums written) decreased for the three months ended September 30, 2018 largely from lower stock-based compensation expense, partially offset by lower net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of the dates indicated:

	September 30, 2018	December 31, 2017	September 30, 2017
Primary insured loans in-force	2,133,618	2,110,324	2,098,771
Delinquent loans	1,695	1,718	1,759
Percentage of delinquent loans (delinquency rate)	0.08%	0.08%	0.08%

Flow loans in-force	1,486,859	1,447,794	1,434,662
Flow delinquent loans	1,327	1,369	1,434
Percentage of flow delinquent loans (delinquency rate)	0.09%	0.09%	0.10%

Bulk loans in-force	646,759	662,530	664,109
Bulk delinquent loans	368	349	325
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.05%	0.05%

Flow mortgage loans in-force increased from new policies written. The number of delinquent loans of our flow mortgage insurance decreased compared to December 31, 2017 and September 30, 2017 driven primarily by stable housing performance and continued favorable macroeconomic conditions.

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

	Percent of primary risk in-force as of September 30, 2018	Delinquency rate
		September 30, 2018	December 31, 2017	September 30, 2017
By province and territory:
Ontario	47%	0.03%	0.03%	0.03%
Alberta	16	0.17%	0.17%	0.18%
British Columbia	14	0.04%	0.05%	0.05%
Quebec	13	0.10%	0.11%	0.12%
Saskatchewan	3	0.28%	0.28%	0.25%
Nova Scotia	2	0.14%	0.16%	0.16%
Manitoba	2	0.11%	0.08%	0.09%
New Brunswick	1	0.12%	0.16%	0.15%
All other	2	0.19%	0.17%	0.16%

Total	100%	0.08%	0.08%	0.08%

Delinquency rates remained flat compared to December 31, 2017 and September 30, 2017 reflecting regional housing market improvement, primarily in Quebec and Alberta, driven mostly by continued favorable macroeconomic conditions that began in 2017, offset by normalizing macroeconomic conditions within other regions.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from almost all of our customers. Based on the data provided by lenders, the delinquency rate as of September 30, 2018 was 0.18%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the third quarter of 2018, the Australian dollar weakened against the U.S. dollar compared to both the third quarter of 2017 and the second quarter of 2018, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Australian GDP is expected to have experienced solid growth in the third quarter of 2018, supported by labor market improvement, expansion of non-mining business investment and growth in both public infrastructure investment and import volumes. The cash rate remained flat at 1.50% in the third quarter of 2018. The September 2018 unemployment rate decreased to 5.0% from 5.4% at the end of the second quarter of 2018.

Home prices in Australia continued to decline in the third quarter of 2018, following consistent growth throughout most of 2017. September 2018 home values were approximately 4% lower than a year ago, with the main driver being the Sydney and Melbourne housing markets with annual home price declines of approximately 6% and 3%, respectively, as of the end of the third quarter of 2018.

Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. The review resulted in a refinement of premium recognition factors and a cumulative adjustment that was applied retrospectively as of October 1, 2017. As a result of these changes, earned premiums and amortization of DAC are expected to increase over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged. As discussed above, the adjustment to our premium earnings pattern was applied on a retrospective basis under U.S. GAAP. However, under local Australian Accounting Standards this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were materially different between the two accounting standards in 2017 and in the first three quarters of 2018 and will be materially different in future periods. During the fourth quarter of 2018, our mortgage insurance business in Australia is expected to complete its annual review of its premium earnings pattern. Our expected pattern of risk emergence and related premium earnings pattern for our mortgage insurance business in Australia is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the duration of our mortgage insurance policies in Australia. As previously disclosed, actual experience that is different than expected loss development or policy cancellations has resulted in material decreases in the recognition of earned premiums, increases in unearned premiums and additional after-tax charges to operating results. The outcome of this review could impact our future results of operations but we will not have an estimate until the work is finalized.

Our mortgage insurance business in Australia had lower losses in the third quarter of 2018 compared to the third quarter of 2017 primarily due to improved aging of existing delinquencies, partially offset by higher new delinquencies, net of cures, in the current year. The loss ratio in Australia for the three months ended September 30, 2018 was 31%. The 2017 full year loss ratio was (79)%, due primarily to the review of our premium earnings pattern. This adjustment reduced the loss ratio by 112% for the full year 2017. We expect higher earned premiums to drive the full year loss ratio lower in 2018 than it would have been in 2017 without the adjustment from the review of our premium earnings pattern.

In the third quarter of 2018, our mortgage insurance business in Australia experienced a decrease in new insurance written volumes compared to the third quarter of 2017 primarily due to bulk deals completed in the prior year, partially offset by increased flow volumes in the current year attributable to increased activity from certain key customers.

Gross premiums written in the third quarter of 2018 were flat compared to the third quarter of 2017 primarily driven by higher flow new insurance written from increased key customer activity, offset by a decrease in bulk activity in the current year. Earned premiums in the third quarter of 2018 were higher compared to the third quarter of 2017 largely due to updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017 and higher policy cancellations in the current year.

In November 2016, we entered into a new contract with our largest customer, effective January 1, 2017, with a term of three years. In the first three quarters of 2018, this customer represented 48% of our new insurance written, excluding structured insurance transactions where we are in a secondary loss position. The contract with our current second largest customer was extended through November 2018 under similar terms as the previous contract. This customer represented 18% of our new insurance written in the first three quarters of 2018. The contract with our former second largest customer was terminated by the customer effective April 8, 2017.

Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by the Australian Prudential Regulation Authority (“APRA”), utilizing its Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of September 30, 2018, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 185%, representing a decrease from 190% as of June 30, 2018, largely resulting from dividends paid and share repurchase activity, partially offset by portfolio seasoning.

Segment results of operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change

(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$87	$78	$9	12%
Net investment income	17	19	(2)	(11)%
Net investment gains (losses)	1	1	—	—%

Total revenues	105	98	7	7%

Benefits and expenses:
Benefits and other changes in policy reserves	27	29	(2)	(7)%
Acquisition and operating expenses, net of deferrals	15	18	(3)	(17)%
Amortization of deferred acquisition costs and intangibles	10	10	—	—%
Interest expense	3	3	—	—%

Total benefits and expenses	55	60	(5)	(8)%

Income from continuing operations before income taxes	50	38	12	32%
Provision for income taxes	15	12	3	25%

Income from continuing operations	35	26	9	35%
Less: income from continuing operations attributable to noncontrolling interests	18	14	4	29%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	17	12	5	42%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	—	(1)	1	100%
Taxes on adjustments	—	1	(1)	(100)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$17	$12	$5	42%

(1)	For the three months ended September 30, 2018, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $1 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily driven by updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums in the current year on our existing insurance in-force. The increase was also attributable to lower operating expenses in the current year.

Revenues

Premiums increased predominantly from updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher earned premiums in the current year on our existing insurance in-force. The three months ended September 30, 2018 included a decrease of $4 million attributable to changes in foreign exchange rates.

Net investment income decreased largely from changes in foreign exchange rates in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely attributable to improved aging, partially offset by higher new delinquencies, net of cures, in the current year.

Acquisition and operating expenses, net of deferrals, decreased primarily from lower compensation and benefit expenses and from a decrease in professional fees in the current year.

Provision for income taxes. The effective tax rate decreased to 30.0% for the three months ended September 30, 2018 from 33.1% for the three months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate of 30%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017

Revenues:
Premiums	$291	$237	$54	23%
Net investment income	52	57	(5)	(9)%
Net investment gains (losses)	4	23	(19)	(83)%
Policy fees and other income	1	—	1	NM (1)

Total revenues	348	317	31	10%

Benefits and expenses:
Benefits and other changes in policy reserves	86	84	2	2%
Acquisition and operating expenses, net of deferrals	49	50	(1)	(2)%
Amortization of deferred acquisition costs and intangibles	33	31	2	6%
Interest expense	7	7	—	—%

Total benefits and expenses	175	172	3	2%

Income from continuing operations before income taxes	173	145	28	19%
Provision for income taxes	52	48	4	8%

Income from continuing operations	121	97	24	25%
Less: income from continuing operations attributable to noncontrolling interests	62	52	10	19%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	59	45	14	31%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(2)	(12)	10	83%
Taxes on adjustments	1	4	(3)	(75)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$58	$37	$21	57%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the nine months ended September 30, 2018 and 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $2 million and $11 million, respectively.

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

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to less favorable non-reinsurance recoveries on paid claims in the current year and lower cure activity, partially offset by lower new delinquencies and improved aging of existing delinquencies in the current year.

Amortization of DAC and intangibles increased largely from higher contract fees amortization in the current year.

Provision for income taxes. The effective tax rate decreased to 30.0% for the nine months ended September 30, 2018 from 33.5% for the nine months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate of 30%.

Australia Mortgage Insurance selected operating performance measures

Our mortgage insurance business in Australia currently has structured insurance transactions with two lenders where it is in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force, risk in-force, new insurance written, loans in-force and delinquent loans, are excluded from the following tables. These arrangements represented approximately $158 million of risk in-force as of September 30, 2018.

The following tables set forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Primary insurance in-force	$222,500	$252,200	$(29,700)	(12)%
Risk in-force	$77,500	$87,700	$(10,200)	(12)%

Three months ended September 30,	Increase (decrease) and percentage change	Nine months ended September 30,	Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
New insurance written	$3,800	$4,300	$(500)	(12)%	$11,800	$14,100	$(2,300)	(16)%
Net premiums written	$56	$56	$—	—%	$172	$168	$4	2%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the three and nine months ended September 30, 2018 and 2017, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force and risk in-force decreased primarily due to changes in foreign exchange rates, portfolio seasoning and lower production volumes over the past year. Primary insurance in-force and risk in-force included decreases of $19.1 billion and $6.7 billion, respectively, from changes in foreign exchange rates.

New insurance written

New insurance written decreased for the three months ended September 30, 2018 primarily due to bulk deals completed in the prior year, partially offset by increased flow volumes mainly attributable to increased mortgage origination activity from certain key customers in the current year. The three months ended September 30, 2018 included a decrease of $200 million attributable to changes in foreign exchange rates. New insurance written decreased for the nine months ended September 30, 2018 mainly attributable to lower market penetration from a change in customer mix, bulk deals completed in the prior year and continued regulatory changes focused on lending standards, investment lending and serviceability.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2018, our unearned premium reserves were $1.1 billion, compared to $852 million as of September 30, 2017. The increase in unearned premiums was primarily related to a review of our premium earnings pattern in the fourth quarter of 2017, which resulted in higher unearned premiums of $468 million. The change in unearned premium reserves included a decrease of $94 million attributable to changes in foreign exchange rates.

Excluding the impact of changes in foreign exchange rates, net premiums written increased slightly for the three months ended September 30, 2018 primarily due to higher mortgage origination volume from certain key customers. Net premiums written increased for the nine months ended September 30, 2018 mainly from a new structured insurance transaction completed in the first quarter of 2018, partially offset by lower market penetration from a change in customer mix.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Loss ratio	31%	37%		(6)%	30%	35%		(5)%
Expense ratio (net earned premiums)	29%	37%		(8)%	28%	35%		(7)%
Expense ratio (net premiums written)	46%	51%		(5)%	48%	49%		(1)%

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

The loss ratio decreased for the three months ended September 30, 2018 primarily from higher earned premiums from updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017 and from lower losses largely attributable to improved aging, partially offset by higher new delinquencies, net of cures, in the current year. The loss ratio decreased for the nine months ended September 30, 2018 primarily from higher earned premiums from updated premium recognition factors and higher policy cancellations, partially offset by higher losses in the current year. The increase in losses was largely attributable to less favorable non-reinsurance recoveries on paid claims in the current year and lower cure activity, partially offset by lower new delinquencies and favorable aging of existing delinquencies in the current year.

The expense ratio (net earned premiums) decreased for the three months ended September 30, 2018 primarily from higher net earned premiums as discussed above and from lower compensation and benefit expenses and a decrease in professional fees in the current year. The expense ratio (net earned premiums) decreased for the nine months ended September 30, 2018 primarily from higher net earned premiums, partially offset by higher contract fees amortization in the current year.

The expense ratio (net premiums written) decreased for the three months ended September 30, 2018 primarily from lower compensation and benefits expense and from a decrease in professional fees in the current year. The expense ratio (net premiums written) decreased for the nine months ended September 30, 2018 mainly from higher net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	September 30, 2018	December 31, 2017	September 30, 2017
Primary insured loans in-force	1,335,133	1,416,525	1,422,501
Delinquent loans	7,350	6,696	7,146
Percentage of delinquent loans (delinquency rate)	0.55%	0.47%	0.50%
Flow loans in-force	1,229,558	1,303,928	1,308,998
Flow delinquent loans	7,133	6,476	6,912
Percentage of flow delinquent loans (delinquency rate)	0.58%	0.50%	0.53%
Bulk loans in-force	105,575	112,597	113,503
Bulk delinquent loans	217	220	234
Percentage of bulk delinquent loans (delinquency rate)	0.21%	0.20%	0.21%

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

	Percent of primary risk in-force as of September 30, 2018	Delinquency rate
		September 30, 2018	December 31, 2017	September 30, 2017
By state and territory:
New South Wales	28%	0.38%	0.31%	0.31%
Queensland	23	0.73%	0.67%	0.72%
Victoria	23	0.42%	0.37%	0.39%
Western Australia	12	1.01%	0.83%	0.88%
South Australia	6	0.70%	0.60%	0.65%
Australian Capital Territory	3	0.15%	0.14%	0.19%
Tasmania	2	0.35%	0.32%	0.38%
New Zealand	2	0.05%	0.04%	0.06%
Northern Territory	1	0.70%	0.48%	0.50%

Total	100%	0.55%	0.47%	0.50%

Delinquency rates increased in the current year compared to December 31, 2017 and September 30, 2017 mainly from decreased flow loans in-force as a result of higher policy cancellations and lower cure rates in the current year.

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

We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. We plan to complete our annual review of claim reserve assumptions for our long-term care insurance business in the fourth quarter of 2018. See “Long-term care insurance” below for more details. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. In the fourth quarter of 2018, we will also perform assumption reviews for our universal and term universal life insurance products as well as for our other U.S. life insurance products, including our long-term care insurance products, and complete our loss recognition testing. For our acquired block of long-term care insurance business and our fixed immediate annuity products, we monitor these blocks more frequently than annually given the premium deficiencies that existed in previous periods. In addition, given the low margin of our term and whole life insurance products, excluding our acquired block, as of December 31, 2017, we monitor this block more frequently than annually.

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

We regularly review our methodologies and assumptions in light of emerging experience and may be required to make adjustments to our long-term care insurance claim reserves in the future. Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. We plan to complete our annual review of claim reserve assumptions and our analysis of potential changes to methodologies for our long-term care insurance business in the fourth quarter of 2018.

Recently we have seen policyholders with unlimited benefits on claim utilizing a higher percentage of their available benefits than we assumed in our claim reserves. This developing trend, among others, may impact our claim reserves. However, the work on this assumption, as well as other assumptions, and potential methodology changes are not yet complete, and we plan to finish this work in the fourth quarter of 2018. Accordingly, we will not have an estimate of any impact on the claim reserves until the work is finalized. Changes in assumptions or methodologies, if adopted, would likely have a material impact on our results of operations.

In addition, changes in assumptions or methodologies in our long-term care insurance claim reserves in the future could also impact our loss recognition and cash flow testing results. Our assumptions are sensitive to slight variability in actual experience and small changes in assumptions could result in decreases in the margin of our long-term care insurance blocks to at/or below zero in future years. To the extent, based on reviews, the margin of our long-term care insurance block, excluding the acquired block, is negative, we would be required to recognize a loss, by amortizing more DAC and/or establishing additional benefit reserves. For our acquired block of long-term care insurance, the impacts of adverse changes in assumptions would also be reflected as a loss if our margin for this block is reduced below zero by establishing additional benefit reserves. A significant decrease in our loss recognition testing margin of our long-term care insurance blocks could have a material adverse effect on our business, results of operations and financial condition.

In connection with the updated assumptions and methodologies that increased claim reserves on existing claims in our 2016 review, we now establish higher claim reserves on new claims, which decreased earnings in 2017 and 2018 and we expect will decrease earnings going forward as higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Also, we expect growth in new claims as our blocks of business continue to age. In addition, premiums will be negatively impacted as policies terminate from mortality and lapses.

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved in-force rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the nine months ended September 30, 2018 and 2017 was 81% and 74%, respectively.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases. For an update on rate actions, refer to “—Significant Developments—U.S. Life Insurance.” As of September 30, 2018, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force policies and/or unable to obtain approval for new products. We will also consider litigation against states that decline actuarially justified rate increases. As of September 30, 2018, we were in litigation with one state that has refused to approve actuarially justified in-force rate actions. The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take a significant amount of time, and the approved amount may be phased in over time. After approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.

The TCJA signed into law on December 22, 2017 reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning on January 1, 2018. Therefore, beginning on January 1, 2018, our U.S. Life Insurance segment is taxed at the new enacted tax rate of 21%. However, gains on forward starting swaps settled prior to the enactment of the TCJA will continue to be tax effected at 35% as they are amortized into net investment income. This will negatively impact our long-term care insurance business given the majority of our forward starting swaps are in this business.

We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. We executed external reinsurance agreements to reinsure 20% of all sales of our individual long-term care insurance products that have been introduced since early 2013. External new business reinsurance is dependent on a number of factors, including price, availability, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available. We also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. The 15-year coverage on the policies written in 2003 expired in 2018; therefore, any new claims will not have reinsurance coverage under this treaty. Since 2013, we have seen, and may continue to see, an increase in our benefit costs as policies with reinsurance coverage exhaust their benefits or terminate and policies which are not covered by reinsurance go on claim.

Sales of our long-term care insurance business remain low due to our current ratings. Additionally, effective April 1, 2018, we suspended sales of our long-term care insurance products in Florida.

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

We review our life insurance assumptions in detail at least annually typically in the third or fourth quarter of each year. We regularly review our mortality assumptions as well as all of our other assumptions, including investment yields, in light of emerging experience and may be required to make adjustments to our universal and term universal life insurance reserves in the future, which could also impact our loss recognition testing results. We plan to perform our annual review of life insurance assumptions in the fourth quarter of 2018. Although mortality levels may deviate each period from historical experience, we continue to experience higher mortality in our universal and term universal life insurance products than our current assumptions used for loss recognition testing. The work on this assumption, as well as other assumptions, including investment yields incorporating impacts from interest rate markets on book yields, is not yet complete, and we plan to finish this work in the fourth quarter of 2018. We expect adverse changes to our assumptions, including mortality and investment yields. These expected adverse assumption changes may have a materially negative impact on our results of operations. However, we will not have an estimate of any impact on our life insurance reserves until the work is finalized.

Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 have transitioned to their post guaranteed level premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post guaranteed level premium rate period, we may experience volatility in DAC amortization, premiums and mortality experience, which may reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency continues to be lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000. In 2017 and for the nine months ended September 30, 2018, we experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year term life insurance blocks entering their post guaranteed level premium rate periods. We anticipate this trend will continue with accompanying higher DAC amortization and lower profitability as larger blocks reach the end of their level premium periods through 2020, especially for our 2000 block, and will continue as our other blocks reach their post guaranteed level premium rate period. As of September 30, 2018, our term life insurance products had a DAC balance of $1.3 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, and expense and commission levels. Effective March 7, 2016, we suspended sales of our traditional fixed annuity products.

We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Due to the premium deficiency that existed in 2016 and the current low interest rate environment, we continue to monitor our fixed immediate annuity products more frequently than annually and recorded additional charges during 2017. However, for the nine months ended September 30, 2018, we have not recorded any additional charges. If interest rates remain at the current levels or increase at a slower pace than we assumed, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income and would result in higher income recognition over the remaining duration of the in-force block.

For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$717	$748	$(31)	(4)%
Net investment income	696	683	13	2%
Net investment gains (losses)	(7)	27	(34)	(126)%
Policy fees and other income	155	154	1	1%

Total revenues	1,561	1,612	(51)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,248	1,255	(7)	(1)%
Interest credited	113	128	(15)	(12)%
Acquisition and operating expenses, net of deferrals	144	149	(5)	(3)%
Amortization of deferred acquisition costs and intangibles	53	50	3	6%
Interest expense	4	3	1	33%

Total benefits and expenses	1,562	1,585	(23)	(1)%

Income (loss) from continuing operations before income taxes	(1)	27	(28)	(104)%
Provision for income taxes	6	10	(4)	(40)%

Income (loss) from continuing operations	(7)	17	(24)	(141)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (1)	6	(28)	34	121%
Taxes on adjustments	(2)	10	(12)	(120)%

Adjusted operating loss available to Genworth Financial, Inc.’s
common stockholders	$(3)	$(1)	$(2)	(200)%

(1)	For the three months ended September 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$(24)	$(5)	$(19)	NM (1)
Life insurance	(2)	(9)	7	78%
Fixed annuities	23	13	10	77%

Total adjusted operating loss available to Genworth Financial, Inc.’s
common stockholders	$(3)	$(1)	$(2)	(200)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our long-term care insurance business increased $19 million mainly attributable to lower terminations and higher severity and frequency of new claims, partially offset by higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented.

•

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our life insurance business decreased $7 million primarily from a $15 million net unfavorable model refinement in the prior year that did not recur, higher investment income and lower interest credited, partially offset by higher ceded reinsurance in the current year.

•

Our fixed annuities business increased $10 million predominantly attributable to higher reserves of $6 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur. The increase was also attributable to favorable mortality, lower taxes and interest credited, partially offset by a decrease in investment income in the current year.

Revenues

Premiums

•

Our long-term care insurance business increased $7 million largely from $19 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year.

•

Our life insurance business decreased $38 million mainly attributable to higher ceded premiums in the current year from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in the current year.

Net investment income

•	Our long-term care insurance business increased $28 million largely from higher average invested assets in the current year.

•	Our life insurance business increased $4 million principally related to higher average invested assets in the current year.

•	Our fixed annuities business decreased $19 million largely attributable to lower average invested assets in the current year.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business decreased $19 million primarily related to lower net gains from the sale of investment securities in the current year.

•

Our life insurance business had net investment losses of $4 million in the current year compared to net investment gains of $7 million in the prior year. The change to net investment losses in the current year was mainly driven by losses from the sale of investment securities compared to gains in the prior year.

•

Net investment losses in our fixed annuities business increased $4 million primarily related to higher losses on embedded derivatives associated with our fixed indexed annuity products, partially offset by higher derivative gains in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $48 million mainly from higher reserves as a result of the aging of the in-force block, lower claim and policy terminations and higher severity and frequency of new claims in the current year. These increases were partially offset by higher reduced benefits of $12 million in the current year related to in-force rate actions approved and implemented.

•

Our life insurance business decreased $41 million primarily attributable to higher ceded benefits in the current year from new reinsurance treaties effective in December 2017. The decrease was also a result of improved mortality in our universal life insurance products, partially offset by unfavorable mortality and less favorable reserve releases in our term life insurance products in the current year. The prior year included a $30 million unfavorable model refinement that did not recur.

•

Our fixed annuities business decreased $14 million largely attributable to higher reserves of $9 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur. The decrease was also attributable to lower interest credited and favorable mortality in the current year.

Interest credited

•	Our life insurance business decreased $4 million primarily driven by a decline in average account values in the current year.

•	Our fixed annuities business decreased $11 million predominantly from a decline in average account values and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business decreased $3 million principally related to lower operating expenses as a result of the continued runoff of our in-force block in the current year.

•	Our fixed annuities business decreased $3 million largely attributable to lower operating expenses as a result of the continued runoff of our in-force block in the current year.

Amortization of deferred acquisition costs and intangibles. The increase in amortization of DAC and intangibles was primarily related to our life insurance business principally as a result of a net $15 million favorable model refinement in the prior year that did not recur, partially offset by the continued runoff of our term life insurance products in the current year.

Provision for income taxes. The effective tax rate was (265.1)% and 35.3% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three months ended September 30, 2018 was largely attributable to tax expense of $6 million in relation to a small pre-tax loss in the current year. The tax expense in the current year mostly related to our long-term care insurance business from gains on forward starting swaps settled prior to the enactment of the TCJA, which will continue to be tax effected at 35% as they are amortized into net investment income. This increase was partially offset by a reduction in the U.S. corporate federal income tax rate from 35% to 21%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$2,151	$2,242	$(91)	(4)%
Net investment income	2,091	2,058	33	2%
Net investment gains (losses)	(9)	91	(100)	(110)%
Policy fees and other income	487	494	(7)	(1)%

Total revenues	4,720	4,885	(165)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,649	3,582	67	2%
Interest credited	348	389	(41)	(11)%
Acquisition and operating expenses, net of deferrals	431	450	(19)	(4)%
Amortization of deferred acquisition costs and intangibles	202	221	(19)	(9)%
Interest expense	12	9	3	33%

Total benefits and expenses	4,642	4,651	(9)	—%

Income from continuing operations before income taxes	78	234	(156)	(67)%
Provision for income taxes	33	83	(50)	(60)%

Income from continuing operations	45	151	(106)	(70)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	6	(93)	99	106%
Taxes on adjustments	(2)	33	(35)	(106)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$49	$91	$(42)	(46)%

(1)

For the nine months ended September 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million and $(2) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$(34)	$42	$(76)	(181)%
Life insurance	1	6	(5)	(83)%
Fixed annuities	82	43	39	91%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$49	$91	$(42)	(46)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

Our long-term care insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $34 million in the current year compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $42 million in the prior year. The decrease to a loss in the current year from income in the prior year was predominantly attributable to higher severity and frequency of new claims and higher utilization of available benefits in the current year. These decreases were partially offset by higher premiums in the current year from in-force rate actions approved and implemented and an increase in investment income in the current year.

•

Our life insurance business decreased $5 million primarily from higher ceded reinsurance and unfavorable mortality in our universal and term universal life insurance products. These decreases were partially offset by favorable mortality in our term life insurance products and prior year transactions that did not recur: a $20 million net unfavorable term conversion mortality assumption correction and a net $15 million unfavorable model refinement.

•

Our fixed annuities business increased $39 million mainly attributable to higher reserves of $20 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur, favorable mortality, and lower interest credited and taxes, partially offset by lower investment income in the current year.

Revenues

Premiums

•

Our long-term care insurance business increased $13 million largely from $54 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations in the current year.

•

Our life insurance business decreased $104 million mainly attributable to higher ceded premiums in the current year from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in the current year.

Net investment income

•	Our long-term care insurance business increased $84 million largely from higher average invested assets in the current year.

•	Our fixed annuities business decreased $53 million largely due to lower average invested assets in the current year.

Net investment gains (losses)

•

Net investment gains in our long-term care insurance business decreased $57 million primarily related to net losses from the sale of investment securities in the current year compared to net gains in the prior year, partially offset by higher derivative gains in the current year.

•

Our life insurance business had net investment losses of $1 million in the current year compared to net investment gains of $15 million in the prior year. The change to net investment losses in the current year was mainly driven by losses from the sale of investment securities compared to gains in the prior year, partially offset by higher gains on embedded derivatives associated with our indexed universal life insurance products.

•

Our fixed annuities business had net investment losses of $21 million in the current year compared to net investment gains of $6 million in the prior year. The change to net investment losses in the current year was principally from lower derivative gains and net losses from the sale of investment securities compared to gains in the prior year. These decreases were partially offset by lower losses on embedded derivatives associated with our fixed indexed annuity products.

Policy fees and other income. Policy fees and other income decreased mostly attributable to our life insurance business primarily driven by a decline in our term universal and universal life insurance in-force blocks in the current year, partially offset by an $8 million unfavorable model refinement in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $194 million principally from higher reserves as a result of the aging of the in-force block, higher severity and frequency of new claims, higher utilization of available benefits and a less favorable impact of $8 million from reduced benefits in the current year related to in-force rate actions approved and implemented.

•

Our life insurance business decreased $78 million primarily attributable to higher ceded benefits in the current year from new reinsurance treaties effective in December 2017. The decrease was also the result of favorable mortality in our term life insurance products, partially offset by unfavorable mortality in our universal and term universal life insurance products and less favorable reserve releases in our term life insurance products in the current year. The prior year included a $30 million unfavorable model refinement that did not recur.

•

Our fixed annuities business decreased $49 million largely attributable to higher reserves of $31 million related to loss recognition testing in our fixed immediate annuity products in the prior year that did not recur and from favorable mortality in the current year.

Interest credited

•	Our life insurance business decreased $8 million primarily driven by a decline in average account values in the current year.

•	Our fixed annuities business decreased $33 million predominantly from a decline in average account values and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals

•

Our long-term care insurance business decreased $14 million mostly driven by $21 million of guaranty fund assessments in connection with the Penn Treaty liquidation in the prior year that did not recur, partially offset by higher premium taxes in the current year.

•	Our fixed annuities business decreased $4 million largely attributable to lower operating expenses as a result of the continued runoff of our in-force block in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles decreased mainly due to our life insurance business largely related to a $41 million unfavorable term conversion mortality assumption correction in the prior year that did not recur and lower lapses in the current year. These decreases were partially offset by prior year transactions that did not recur: a net $15 million favorable model refinement and an $11 million refinement related to reinsurance rates.

Provision for income taxes. The effective tax rate was 41.7% and 35.3% for the nine months ended September 30, 2018 and 2017, respectively. The increase in the effective tax rate was primarily attributable to tax expense of $16 million in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA, which will continue to be tax effected at 35% as they are amortized into net investment income, partially offset by the reduction in the U.S. corporate federal income tax rate from 35% to 21%.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our long-term care insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Net earned premiums:
Individual long-term care insurance	$618	$613	$5	1%	$1,825	$1,815	$10	1%
Group long-term care insurance	30	28	2	7%	86	83	3	4%

Total	$648	$641	$7	1%	$1,911	$1,898	$13	1%

Loss ratio	83%	79%	4%		81%	74%	7%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased for the three and nine months ended September 30, 2018 largely from $19 million and $54 million, respectively, of increased premiums from in-force rate actions approved and implemented, partially offset by policy terminations in the current year.

The loss ratio increased for the three and nine months ended September 30, 2018 largely related to the increase in benefits and other changes in reserves, partially offset by higher premiums as discussed above.

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Term and whole life insurance
Net earned premiums	$69	$107	$(38)	(36)%	$240	$344	$(104)	(30)%
Term universal life insurance
Net deposits	57	59	(2)	(3)%	179	184	(5)	(3)%
Universal life insurance
Net deposits	128	81	47	58%	386	250	136	54%
Total life insurance

Net earned premiums and deposits	$254	$247	$7	3%	$805	$778	$27	3%

	As of September 30,		Percentage change
(Amounts in millions)	2018	2017	2018 vs. 2017
Term and whole life insurance
Life insurance in-force, net of reinsurance	$99,076	$196,872	(50)%
Life insurance in-force before reinsurance	$441,013	$467,821	(6)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$116,328	$119,442	(3)%
Life insurance in-force before reinsurance	$117,136	$120,291	(3)%
Universal life insurance
Life insurance in-force, net of reinsurance	$35,683	$37,335	(4)%
Life insurance in-force before reinsurance	$40,686	$42,726	(5)%
Total life insurance
Life insurance in-force, net of reinsurance	$251,087	$353,649	(29)%
Life insurance in-force before reinsurance	$598,835	$630,838	(5)%

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

Universal life insurance

Net deposits increased during the three and nine months ended September 30, 2018 primarily attributable to $50 million and $150 million, respectively, of new funding agreements for asset-liability management and yield enhancement purposes. These increases were partially offset by the continued runoff of our universal life insurance products in the current year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Account value, beginning of period	$15,372	$17,128	$16,401	$17,720
Premiums and deposits	25	27	69	71
Surrenders, benefits and product charges	(632)	(551)	(1,761)	(1,556)

Net flows	(607)	(524)	(1,692)	(1,485)
Interest credited and investment performance	140	145	374	439
Effect of accumulated net unrealized investment gains (losses)	(46)	9	(224)	84

Account value, end of period	$14,859	$16,758	$14,859	$16,758

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.

Account value decreased compared to June 30, 2018 and December 31, 2017 principally from surrenders and benefits exceeding interest credited and deposits. The decrease was also attributable to a decline in net unrealized gains driven by an increase in interest rates in the current year.

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

Segment results of operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change

(Amounts in millions)	2018	2017	2018 vs. 2017

Revenues:
Net investment income	$44	$40	$4	10%
Net investment gains (losses)	(3)	9	(12)	(133)%
Policy fees and other income	38	41	(3)	(7)%

Total revenues	79	90	(11)	(12)%

Benefits and expenses:
Benefits and other changes in policy reserves	7	5	2	40%
Interest credited	38	36	2	6%
Acquisition and operating expenses, net of deferrals	14	16	(2)	(13)%
Amortization of deferred acquisition costs and intangibles	5	7	(2)	(29)%

Total benefits and expenses	64	64	—	—%

Income from continuing operations before income taxes	15	26	(11)	(42)%
Provision for income taxes	2	8	(6)	(75)%

Income from continuing operations	13	18	(5)	(28)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	1	(8)	9	113%
Taxes on adjustments	—	3	(3)	(100)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$14	$13	$1	8%

(1)

For the three months ended September 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $1 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased slightly predominantly from lower taxes in the current year.

Revenues

Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in the current year.

Net investment losses in the current year were primarily from derivative losses, partially offset by gains on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”). Net investment gains in the prior year were principally related to gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative losses.

Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to higher mortality in our corporate-owned life insurance products and an increase in guaranteed minimum death benefits (“GMDB”) reserves in our variable annuity products due to less favorable equity market performance in the current year.

Interest credited increased largely related to higher account values in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals, decreased mainly from lower commissions in our variable annuity products in the current year.

Provision for income taxes. The effective tax rate decreased to 19.0% for the three months ended September 30, 2018 from 30.7% for the three months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change

(Amounts in millions)	2018	2017	2018 vs. 2017

Revenues:
Net investment income	$129	$119	$10	8%
Net investment gains (losses)	(18)	24	(42)	(175)%
Policy fees and other income	116	123	(7)	(6)%

Total revenues	227	266	(39)	(15)%

Benefits and expenses:
Benefits and other changes in policy reserves	22	18	4	22%
Interest credited	111	105	6	6%
Acquisition and operating expenses, net of deferrals	43	47	(4)	(9)%
Amortization of deferred acquisition costs and intangibles	20	20	—	—%
Interest expense	—	1	(1)	(100)%

Total benefits and expenses	196	191	5	3%

Income from continuing operations before income taxes	31	75	(44)	(59)%
Provision for income taxes	5	23	(18)	(78)%

Income from continuing operations	26	52	(26)	(50)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	14	(22)	36	164%
Taxes on adjustments	(3)	8	(11)	(138)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$37	$38	$(1)	(3)%

(1)

For the nine months ended September 30, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(4) million and $2 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased slightly driven principally by lower fee income, less favorable equity market performance and higher interest credited, mostly offset by lower taxes and higher investment income in the current year.

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

Interest credited increased largely related to higher account values in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals, decreased mainly from lower commissions in our variable annuity products in the current year.

Provision for income taxes. The effective tax rate decreased to 17.8% for the nine months ended September 30, 2018 from 30.4% for the nine months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Account value, beginning of period	$5,469	$5,970	$5,884	$6,031
Deposits	5	8	17	24
Surrenders, benefits and product charges	(183)	(194)	(594)	(614)

Net flows	(178)	(186)	(577)	(590)
Interest credited and investment performance	118	149	102	492

Account value, end of period	$5,409	$5,933	$5,409	$5,933

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.

Account value decreased compared to June 30, 2018 and December 31, 2017 primarily related to surrenders outpacing interest credited and deposits.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
FABNs and Funding Agreements
Account value, beginning of period	$180	$460	$260	$560
Deposits	50	—	50	—
Surrenders and benefits	(1)	(102)	(83)	(206)

Net flows	49	(102)	(33)	(206)
Interest credited	1	2	3	6

Account value, end of period	$230	$360	$230	$360

Account value related to our institutional products increased compared to June 30, 2018 mainly due to higher deposits from issuing funding agreements for asset-liability management and yield enhancement purposes. Account value decreased compared to December 31, 2017 principally attributable to scheduled maturities of certain funding agreements, partially offset by higher deposits from issuing funding agreements for asset-liability management and yield enhancement purposes.

Corporate and Other Activities

Results of operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change

(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$1	$3	$(2)	(67)%
Net investment income	1	4	(3)	(75)%
Net investment gains (losses)	(7)	(7)	—	—%
Policy fees and other income	(1)	1	(2)	(200)%

Total revenues	(6)	1	(7)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	1	2	(1)	(50)%
Acquisition and operating expenses, net of deferrals	12	19	(7)	(37)%
Amortization of deferred acquisition costs and intangibles	—	2	(2)	(100)%
Interest expense	61	63	(2)	(3)%

Total benefits and expenses	74	86	(12)	(14)%

Loss from continuing operations before income taxes	(80)	(85)	5	6%
Benefit for income taxes	(28)	(23)	(5)	(22)%

Loss from continuing operations	(52)	(62)	10	16%
Adjustments to loss from continuing operations:
Net investment (gains) losses	7	7	—	—%
Expenses related to restructuring	2	—	2	NM (1)
Taxes on adjustments	(2)	(3)	1	33%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(45)	$(58)	$13	22%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower operating expenses and higher tax benefits in the current year.

Revenues

The decrease in net investment income was mainly from lower average invested assets in the current year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower legal and consulting fees and lower net expenses after allocations in the current year.

The effective tax rate increased to 35.8% for the three months ended September 30, 2018 from 28.4% for the three months ended September 30, 2017. The increase in the effective tax rate was primarily attributable to changes resulting from the implementation of the TCJA and provision to return adjustments related to the mandatory repatriation rules of the TCJA, partially offset by the U.S. federal tax rate change from 35% to 21%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change

(Amounts in millions)	2018	2017	2018 vs. 2017
Revenues:
Premiums	$6	$6	$—	—%
Net investment income	6	5	1	20%
Net investment gains (losses)	(8)	(31)	23	74%
Policy fees and other income	(2)	(2)	—	—%

Total revenues	2	(22)	24	109%

Benefits and expenses:
Benefits and other changes in policy reserves	3	3	—	—%
Acquisition and operating expenses, net of deferrals	34	47	(13)	(28)%
Amortization of deferred acquisition costs and intangibles	1	2	(1)	(50)%
Interest expense	193	179	14	8%

Total benefits and expenses	231	231	—	—%

Loss from continuing operations before income taxes	(229)	(253)	24	9%
Benefit for income taxes	(42)	(85)	43	51%

Loss from continuing operations	(187)	(168)	(19)	(11)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	8	31	(23)	(74)%
Expenses related to restructuring	2	1	1	100%
Taxes on adjustments	(2)	(11)	9	82%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(179)	$(147)	$(32)	(22)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders increased primarily related to lower tax benefits and higher interest expense, partially offset by lower operating expenses in the current year.

Revenues

The decrease in net investment losses was primarily from lower derivative losses and lower net losses from the sale of investment securities in the current year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower consulting fees and lower net expenses after allocations in the current year.

Interest expense increased largely driven by a favorable correction of $11 million related to our Tax Matters Agreement liability in the prior year that did not recur, higher interest expense related to the Term Loan that Genworth Holdings closed in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year. These increases were partially offset by lower interest expense associated with the redemption of $597 million of Genworth Holdings’ senior notes in May 2018.

The effective tax rate decreased to 18.6% for the nine months ended September 30, 2018 from 33.8% for the nine months ended September 30, 2017. The decrease in the effective tax rate was primarily attributable to changes resulting from the implementation of the TCJA, which included a U.S. federal tax rate change from 35% to 21%.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

The U.S. Federal Reserve increased its benchmark lending rate 25 basis points in September 2018. This was the third rate increase in 2018 and the U.S. Federal Reserve has maintained its forecast for a fourth rate increase in the fourth quarter of 2018. In addition, the U.S. Federal Reserve projects three additional 25 basis point increases in 2019 and one in 2020. The decision for additional rate increases was anticipated and indicates increased confidence in the United States economy as unemployment has reached multi-decade lows and economic growth has been strong in 2018. Likewise, inflation remains relatively stable but long-term forecasts remain uncertain. The U.S. Treasury yield curve continued to flatten in the third quarter of 2018 with short-term interest rates rising supported by the U.S. Federal Reserve rate increases, while long-term interest rates increased at a lesser rate due to inflationary concerns from ongoing speculation around tariffs and escalating tensions associated with trade wars. Credit markets experienced spread tightening in the third quarter of 2018 driven by a constructive economic backdrop, strong profit margins, higher corporate earnings, lower supply of bonds compared to the first half of 2018 and higher foreign demand. However, spreads on below investment grade emerging market bonds widened as countries exposed to a strengthening U.S. dollar and higher oil prices underperformed the broader credit markets.

As of September 30, 2018, our fixed maturities securities portfolio, which was 96% investment grade, comprised 85% of our total investment portfolio. Our $3.7 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total investment portfolio as of September 30, 2018. We believe our energy portfolio is well-diversified and would expect manageable capital impact on our U.S. life insurance subsidiaries.

Derivatives

We actively responded to the risk in our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter (“OTC”) derivative transactions with us following the downgrades of our life insurance subsidiaries by Moody’s Investors Service, Inc. and A.M. Best in February 2018 and by S&P in September 2018. These actions included, beginning in 2018, the removal of the credit downgrade provisions from the master swap agreements with many of our counterparties. As of September 30, 2018, no counterparties exercised their rights to terminate or revise the terms of their transactions with us.

As of September 30, 2018, $11.9 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of September 30, 2018, we posted initial margin of $233 million to our clearing agents, which represented approximately $70 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of September 30, 2018, $8.3 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $337 million and are holding collateral from counterparties in the amount of $181 million. We have no bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings.

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2018		2017		2018 vs. 2017

(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$643	4.5%	$640	—%	$3
Fixed maturity securities—non-taxable	3.9%	3	3.7%	3	0.2%	—
Equity securities	5.7%	11	5.1%	9	0.6%	2
Commercial mortgage loans	5.0%	81	5.0%	78	—%	3
Restricted commercial mortgage loans related to securitization entities	4.5%	1	10.5%	3	(6.0)%	(2)
Policy loans	8.8%	41	8.6%	39	0.2%	2
Other invested assets (1)	34.8%	44	61.6%	39	(26.8)%	5
Cash, cash equivalents, restricted cash and short-term investments	1.8%	13	1.1%	10	0.7%	3

Gross investment income before expenses and fees	4.8%	837	4.7%	821	0.1%	16
Expenses and fees	(0.2)%	(22)	(0.2)%	(24)	—%	2

Net investment income	4.6%	$815	4.5%	$797	0.1%	$18

Average invested assets and cash		$70,196		$70,400		$(204)

	Nine months ended September 30,				Increase (decrease)
	2018		2017		2018 vs. 2017

(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$1,929	4.5%	$1,930	—%	$(1)
Fixed maturity securities—non-taxable	3.8%	9	3.7%	9	0.1%	—
Equity securities	5.3%	31	5.1%	26	0.2%	5
Commercial mortgage loans	5.0%	240	5.0%	231	—%	9
Restricted commercial mortgage loans related to securitization entities	6.9%	5	7.8%	7	(0.9)%	(2)
Policy loans	9.1%	125	9.0%	120	0.1%	5
Other invested assets (1)	40.3%	136	45.7%	106	(5.4)%	30
Restricted other invested assets related to securitization entities	—%	—	1.1%	1	(1.1)%	(1)
Cash, cash equivalents, restricted cash and short-term investments	1.6%	39	1.0%	26	0.6%	13

Gross investment income before expenses and fees	4.8%	2,514	4.7%	2,456	0.1%	58
Expenses and fees	(0.2)%	(67)	(0.2)%	(68)	—%	1

Net investment income	4.6%	$2,447	4.5%	$2,388	0.1%	$59

Average invested assets and cash		$70,448		$70,018		$430

(1)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

Yields are based on net investment income as reported under U.S. GAAP and are consistent with how we measure our investment performance for management purposes. Yields are annualized, for interim periods, and are calculated as net investment income as a percentage of average quarterly asset carrying values except for fixed maturity securities, derivatives and derivative counterparty collateral, which exclude unrealized fair value adjustments and securities lending activity, which is included in other invested assets and is calculated net of the corresponding securities lending liability.

For the three months ended September 30, 2018, annualized weighted-average investment yields increased primarily attributable to higher investment income on lower average invested assets. Net investment income included $4 million higher income related to inflation-driven volatility on U.S. Government Treasury Inflation Protected Securities (“TIPS”) as compared to the prior year.

For the nine months ended September 30, 2018, annualized weighted-average investment yields increased with higher investment income on higher average invested assets. Net investment income included $6 million of higher limited partnership income, $8 million higher income related to inflation-driven volatility on TIPS and $7 million of unfavorable prepayment speed adjustments on structured securities as compared to the prior year. The nine months ended September 30, 2018 included an increase of $3 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Available-for-sale securities:
Realized gains	$22	$40	$42	$177
Realized losses	(30)	(10)	(67)	(55)

Net realized gains (losses) on available-for-sale securities	(8)	30	(25)	122

Impairments:
Total other-than-temporary impairments	—	(1)	—	(4)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	(1)	—	(4)

Net realized gains (losses) on equity securities sold	—	—	10	—
Net unrealized gains (losses) on equity securities still held	—	—	(15)	—
Trading securities	—	—	—	1
Limited partnerships	3	—	8	—
Commercial mortgage loans	—	1	—	3
Net gains (losses) related to securitization entities	—	1	—	5
Derivative instruments	18	54	(10)	93

Net investment gains (losses)	$13	$85	$(32)	$220

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

•

Net investment gains related to derivatives of $18 million during the three months ended September 30, 2018 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and fixed indexed annuity products. These gains were partially offset by decreases in the values of instruments used to protect statutory surplus from equity market fluctuations and hedging programs for our fixed indexed annuity products.

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

•

We recorded net realized losses of $8 million related to the sale of available-for-sale securities during the three months ended September 30, 2018 compared to $30 million of net realized gains during the three months ended September 30, 2017. We also recorded $3 million of gains on limited partnerships from unrealized gains included in net income during the three months ended September 30, 2018 from adopting new accounting guidance related to the recognition and measurement of financial assets and financial liabilities on January 1, 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

•

We recorded $4 million of net other-than-temporary impairments during the nine months ended September 30, 2017. Of the total impairments recorded during the nine months ended September 30, 2017, $1 million related to corporate securities, $1 million related to limited partnerships and $2 million related to equity securities.

•

Net investment losses related to derivatives of $10 million during the nine months ended September 30, 2018 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to hedging programs for our fixed indexed annuity products. These losses were partially offset by gains from hedging programs for our indexed universal life products, derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries and gains from amounts reclassified from other comprehensive income (loss) due to sales of previously hedged bond purchases.

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

•

We recorded net realized losses of $25 million related to the sale of available-for-sale securities during the nine months ended September 30, 2018 compared to $122 million of net realized gains during the nine months ended September 30, 2017. We also recorded $15 million of net unrealized losses on equity securities and $8 million of gains on limited partnerships primarily from unrealized losses and gains, respectively, included in net income during the nine months ended September 30, 2018 from adopting new accounting guidance related to the recognition and measurement of financial assets and financial liabilities on January 1, 2018.

Investment portfolio

The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	September 30, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$42,291	58%	$45,665	61%
Private	17,113	24	16,860	22
Equity securities	783	1	820	1
Commercial mortgage loans	6,568	9	6,341	8
Restricted commercial mortgage loans related to securitization entities	87	—	107	—
Policy loans	1,859	3	1,786	2
Other invested assets	1,354	2	1,813	2
Cash, cash equivalents and restricted cash	2,505	3	2,875	4

Total cash, cash equivalents, restricted cash and invested assets	$72,560	100%	$76,267	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2018, approximately 6% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of September 30, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,733	$491	$—	$(43)	$—	$5,181
State and political subdivisions	2,686	156	—	(47)	—	2,795
Non-U.S. government (1)	2,265	65	—	(41)	—	2,289
U.S. corporate:
Utilities	4,459	341	—	(89)	—	4,711
Energy	2,228	136	—	(28)	—	2,336
Finance and insurance	6,203	264	—	(115)	—	6,352
Consumer—non-cyclical	4,496	298	—	(90)	—	4,704
Technology and communications	2,704	127	—	(56)	—	2,775
Industrial	1,152	52	—	(19)	—	1,185
Capital goods	2,209	167	—	(41)	—	2,335
Consumer—cyclical	1,543	62	—	(32)	—	1,573
Transportation	1,190	81	—	(33)	—	1,238
Other	315	15	—	(1)	—	329

Total U.S. corporate (1)	26,499	1,543	—	(504)	—	27,538

Non-U.S. corporate:
Utilities	1,028	18	—	(26)	—	1,020
Energy	1,299	98	—	(18)	—	1,379
Finance and insurance	2,483	91	—	(37)	—	2,537
Consumer—non-cyclical	730	9	—	(18)	—	721
Technology and communications	1,085	28	—	(16)	—	1,097
Industrial	904	40	—	(11)	—	933
Capital goods	603	13	—	(9)	—	607
Consumer—cyclical	543	2	—	(11)	—	534
Transportation	690	43	—	(13)	—	720
Other	2,542	108	—	(25)	—	2,625

Total non-U.S. corporate (1)	11,907	450	—	(184)	—	12,173

Residential mortgage-backed (2)	3,125	123	13	(39)	—	3,222
Commercial mortgage-backed	3,217	38	—	(99)	—	3,156
Other asset-backed (2)	3,066	4	1	(21)	—	3,050

Total available-for-sale fixed maturity securities	$57,498	$2,870	$14	$(978)	$—	$59,404

(1)	Fair value included European periphery exposure of $514 million in Ireland, $256 million in Spain, $125 million in Italy and $36 million in Portugal.
(2)	Fair value included $21 million collateralized by Alt-A residential mortgage loans and $23 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities decreased $3.1 billion compared to December 31, 2017 principally from lower net unrealized gains attributable to an increase in interest rates in the current year.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the nine months ended September 30, 2018, our exposure to the peripheral European countries decreased by $8 million to $931 million with unrealized gains of $18 million. Our exposure as of September 30, 2018 was diversified with direct exposure to local economies of $195 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $155 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $581 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	September 30, 2018
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2006 and prior	$1,011	407	39%	$6	1
2007	273	75	48%	—	—
2008	100	18	48%	—	—
2009	—	—	—%	—	—
2010	51	11	40%	—	—
2011	196	46	43%	—	—
2012	483	82	47%	—	—
2013	674	125	50%	—	—
2014	784	134	55%	—	—
2015	883	139	61%	—	—
2016	583	98	65%	—	—
2017	777	144	69%	—	—
2018	766	120	69%	—	—

Total	$6,581	1,399	55%	$6	1

(1)	Represents weighted-average loan-to-value as of September 30, 2018.

	December 31, 2017
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2006 and prior	$1,226	480	38%	$6	1
2007	289	76	49%	5	1
2008	125	23	50%	—	—
2009	—	—	—%	—	—
2010	76	15	42%	—	—
2011	206	47	43%	—	—
2012	559	85	45%	—	—
2013	737	132	48%	—	—
2014	835	139	54%	—	—
2015	904	141	61%	—	—
2016	599	99	60%	—	—
2017	797	146	68%	—	—

Total	$6,353	1,383	52%	$11	2

(1)	Represents weighted-average loan-to-value as of December 31, 2017.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2018		December 31, 2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Limited partnerships	$372	27%	$258	14%
Short-term investments	359	27	902	50
Derivatives	245	18	276	15
Bank loan investments	194	14	91	5
Securities lending collateral	166	12	268	15
Other investments	18	2	18	1

Total other invested assets	$1,354	100%	$1,813	100%

Short-term investments decreased principally due to net sales and maturities in our Australia and Canada Mortgage Insurance segments in the current year. Securities lending collateral decreased driven by lower market demand. Limited partnerships increased from additional capital investments and from net unrealized gains, partially offset by return of capital on our investments in the current year. Bank loan investments increased from funding of loans in the current year.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2017	Additions	Maturities/ terminations	September 30, 2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,155	$1,645	$(1,978)	$10,822
Foreign currency swaps	Notional	22	58	—	80

Total cash flow hedges		11,177	1,703	(1,978)	10,902

Total derivatives designated as hedges		11,177	1,703	(1,978)	10,902

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	(5)	4,674
Interest rate swaps in a foreign currency	Notional	2,793	117	(203)	2,707
Interest rate caps and floors	Notional	—	2,090	(79)	2,011
Foreign currency swaps	Notional	349	133	(23)	459
Credit default swaps	Notional	39	—	(39)	—
Equity index options	Notional	2,420	1,895	(1,484)	2,831
Financial futures	Notional	1,283	3,901	(3,964)	1,220
Equity return swaps	Notional	96	3	(78)	21
Other foreign currency contracts	Notional	471	516	(502)	485

Total derivatives not designated as hedges		12,130	8,655	(6,377)	14,408

Total derivatives		$23,307	$10,358	$(8,355)	$25,310

(Number of policies)	Measurement	December 31, 2017	Additions	Maturities/ terminations	September 30, 2018
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	30,450	—	(2,008)	28,442
Fixed index annuity embedded derivatives	Policies	17,067	—	(390)	16,677
Indexed universal life embedded derivatives	Policies	985	—	(38)	947

The increase in the notional value of derivatives was primarily attributable to an increase in interest rate caps and floors related to our hedging strategy to mitigate interest rate risk associated with our regulatory capital position.

The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.

Consolidated Balance Sheets

Total assets. Total assets decreased $3,176 million from $105,297 million as of December 31, 2017 to $102,121 million as of September 30, 2018.

•

Cash, cash equivalents, restricted cash and invested assets decreased $3,707 million primarily from a decrease of $3,121 million in fixed maturity securities, a decrease of $459 million in other invested assets and a decrease in cash, cash equivalents and restricted cash of $370 million. The decrease in fixed maturity securities was predominantly related to a decline in market values as a result of an increase in interest rates in the current year. The decrease in other invested assets was primarily related to net sales and maturities of short-term investments, mostly in our Australia and Canada mortgage insurance businesses. Cash, cash equivalents and restricted cash decreased primarily from the redemption of Genworth Holdings’ May 2018 senior notes and payments of dividends to and the repurchase of subsidiary shares from noncontrolling interests, partially offset by net proceeds from the Term Loan closed by Genworth Holdings in March 2018.

•

DAC increased $1,007 million predominantly related to our U.S. Life Insurance segment. We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. As of September 30, 2018, due primarily to the increase in interest rates decreasing unrealized investments gains, we increased the DAC balance of our U.S. Life Insurance segment by $1,187 million with an offsetting amount recorded in other comprehensive income (loss). The increase was partially offset by amortization, net of interest and deferrals, in our U.S. Life Insurance segment in the current year.

•

Reinsurance recoverable decreased $218 million mainly attributable to the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company, an affiliate of our former parent, GE.

•	Separate account assets decreased $485 million primarily due to cash outflows from surrenders and benefits as the business continues to run off.

Total liabilities. Total liabilities decreased $2,469 million from $89,969 million as of December 31, 2017 to $87,500 million as of September 30, 2018.

•

Future policy benefits decreased $454 million primarily driven by our U.S Life Insurance segment. As discussed above, the increase in interest rates decreased our unrealized investments gains. As a result, we decreased future policy benefits by $910 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss), referred to as “shadow accounting” adjustments. This decrease was partially offset by aging of our long-term care insurance in-force block in the current year.

•	Policyholder account balances decreased $1,202 million largely as a result of surrenders and benefits in our fixed annuities business in the current year.

•

Liability for policy and contract claims increased $250 million principally related to our long-term care insurance business driven mostly by aging of our in-force block and from higher severity of claims in the current year.

•

Unearned premiums decreased $299 million largely from changes in foreign currency from the strengthening of the U.S. dollar compared to the currencies in Canada and Australia. In our international mortgage insurance businesses, the decrease was also driven by earned premiums outpacing written premiums mostly related to a review of our premium earnings pattern in the fourth quarter of 2017 in our Australia mortgage insurance business and due to lower new insurance written in the current year.

•

Long-term borrowings decreased $173 million principally from the redemption of $597 million of senior notes that matured in May 2018, partially offset by the $450 million Term Loan Genworth Holdings closed in March 2018.

Total equity. Total equity decreased $707 million from $15,328 million as of December 31, 2017 to $14,621 million as of September 30, 2018.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $448 million during the nine months ended September 30, 2018. On January 1, 2018, we adopted new accounting guidance on a modified retrospective basis and recorded $114 million to cumulative effect of change in accounting within retained earnings. See note 2 in our unaudited condensed consolidated financial statements for additional information.

•	Foreign currency translation and other adjustments decreased $135 million principally from the strengthening of the U.S. dollar compared to the currencies in Canada and Australia in the current year.

•

Noncontrolling interests decreased $87 million predominantly related to the repurchase of shares of $89 million, dividends to noncontrolling interests of $83 million, foreign currency translation adjustments of $77 million and net unrealized losses, partially offset by net income attributable to noncontrolling interests of $176 million in the current year.

•	Net unrealized gains (losses) decreased $477 million primarily from an increase in interest rates in the current year.

•	Derivatives qualifying as hedges decreased $348 million largely from an increase in interest rates in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2018	2017
Net cash from operating activities	$973	$1,932
Net cash from (used by) investing activities	69	(678)
Net cash used by financing activities	(1,350)	(1,270)

Net decrease in cash before foreign exchange effect	$(308)	$(16)

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

We had cash inflows from investing activities in the current year compared to cash outflows in the prior year primarily driven by net sales of short-term investments in the current year compared to net purchases in the prior year, largely driven by the decision to manage the interest rate risk and reposition our portfolios, particularly in our Australian mortgage insurance business. This was partially offset by higher net purchases of fixed maturity securities in the current year.

We had cash outflows from financing activities during the current year primarily from the redemption of $597 million of Genworth Holdings’ May 2018 senior notes, net withdrawals from our investment contracts and dividends paid to and the repurchase of subsidiary shares from noncontrolling interests, partially offset by $441 million net proceeds from the Term Loan closed in March 2018. Cash outflows in the prior year were primarily driven by net withdrawals from our investment contracts.

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

Genworth Holdings had $534 million and $795 million of cash, cash equivalents and restricted cash as of September 30, 2018 and December 31, 2017, respectively, which included approximately $16 million and $4 million of restricted cash, respectively. Genworth Holdings also held $75 million in U.S. government securities as of September 30, 2018 and December 31, 2017, which included approximately $37 million and $41 million, respectively, of restricted assets.

During the nine months ended September 30, 2018 and 2017, Genworth Holdings received common stock dividends from our international subsidiaries of $169 million and $119 million, respectively. Our U.S. mortgage insurance business also paid a $50 million dividend during the second quarter of 2018. We expect this will be the only dividend paid by our U.S. mortgage insurance business in 2018.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2018, our total cash, cash equivalents, restricted cash and invested assets were $72.6 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 36% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of September 30, 2018.

As of September 30, 2018, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. Reinsurance transactions provided an aggregate of approximately $575 million of PMIERs capital credit as of September 30, 2018. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time, including additional reinsurance transactions and contributions of holding company cash.

In May 2018, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 36 million of its shares for AUD$100 million. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0% and received $37 million in cash, which was paid as dividends to Genworth Holdings.

Genworth Australia began a previous share buy-back program in 2017 and completed it in February 2018, repurchasing approximately 19 million shares for AUD$49 million in the first quarter of 2018. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0% and received $20 million in cash, which was paid to Genworth Holdings as a dividend.

In May 2018, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 6, 2019, up to an aggregate of approximately 4.5 million of its issued and outstanding common shares. In the third quarter of 2018, Genworth Canada repurchased approximately 1.1 million of its shares for CAD$50 million through the NCIB. We participated in the NCIB in order to maintain our ownership position of approximately 57.0% and received $21 million in cash. Of the $21 million of cash proceeds received, $14 million was paid as dividends to Genworth Holdings and $7 million was retained by GMICO. If Genworth Canada decides to repurchase additional shares through the NCIB, we intend to participate in order to maintain our overall ownership at its current level.

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

Capital resources and financing activities

On October 26, 2018, Genworth Canada, our majority-owned subsidiary, amended its existing credit agreement whereby the syndicated senior unsecured revolving credit facility was increased from CAD$200 million to CAD$300 million. The maturity date was extended to September 29, 2023. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the amended credit agreement. The credit facility includes customary representations, warranties, covenants, terms and conditions.

On October 4, 2018, Genworth Holdings completed a bond consent solicitation whereby it amended its senior notes indenture to clarify that GLAIC and the subsidiaries of GLIC, GLAIC and GLICNY are excluded from the class of subsidiaries for which a bankruptcy, insolvency or other similar proceeding would result in an event of default under the indenture. In October 2018, we paid approximately $11 million of total fees, which consisted of bond consent fees, broker, advisor and investment banking fees. The bond consent fees will be deferred and the remaining fees will be expensed in the fourth quarter of 2018.

On May 22, 2018, Genworth Holdings redeemed $597 million of its 6.52% senior notes that were issued in May 2008 and matured in May 2018. A cash payment of $616 million comprising net proceeds of $441 million from the Term Loan, as described below, and $175 million of existing cash on hand was used to fully redeem the principal and accrued interest balance of the May 2018 senior notes.

On March 7, 2018, Genworth Holdings entered into a $450 million Term Loan, which matures in March 2023 and was issued at a 0.5% discount. Principal payments under the agreement are due quarterly, commencing on June 30, 2018, and are payable in equal amounts of 0.25% per quarter of the original principal amount with the remaining balance due at maturity. At our option, the Term Loan will bear interest at either an adjusted LIBOR rate no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of

3.5% per annum. The interest rate on the Term Loan as of September 30, 2018 was 6.6%. We incurred $7 million of borrowing costs that were deferred. The Term Loan is unconditionally guaranteed by Genworth Financial, and GFIH has provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which is secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. GFIH is our indirect wholly-owned subsidiary and owns approximately 40.5% of the outstanding common stock of Genworth Canada. The Term Loan is subject to other terms and conditions, including but not limited to: voluntary prepayments subject to prepayment penalties, mandatory prepayments in the event of certain asset sales or the incurrence of further indebtedness by Genworth Financial and various financial covenants.

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

Securitization Entities

There were no off-balance sheet securitization transactions during the nine months ended September 30, 2018 or 2017.

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

The U.S. Federal Reserve increased its benchmark lending rate 25 basis points in September 2018. This was the third rate increase in 2018 and the U.S. Federal Reserve has maintained its forecast for a fourth rate increase in the fourth quarter of 2018. In addition, the U.S. Federal Reserve projects three additional 25 basis point increases in 2019 and one in 2020. The decision for additional rate increases was anticipated and indicates increased confidence in the United States economy as unemployment has reached multi-decade lows and economic growth has been strong in 2018. Likewise, inflation remains relatively stable but long-term forecasts remain uncertain. The U.S. Treasury yield curve continued to flatten in the third quarter of 2018 with short-term interest rates rising supported by the U.S. Federal Reserve rate increases, while long-term interest rates increased at a lesser rate due to inflationary concerns from ongoing speculation around tariffs and escalating tensions associated with trade wars. Credit markets experienced spread tightening in the third quarter of 2018 driven by a constructive economic backdrop, strong profit margins, higher corporate earnings, lower supply of bonds compared to the first half of 2018 and higher foreign demand. However, spreads on below investment grade emerging market bonds widened as countries exposed to a strengthening U.S. dollar and higher oil prices underperformed the broader credit markets. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income. As of September 30, 2018, the U.S. dollar strengthened against the currencies in Canada and Australia compared to the balance sheet rate as of December 31, 2017 and September 30, 2017. In the third quarter of 2018, the U.S. dollar strengthened against the currencies in Canada and Australia compared to the average rate in the third quarter of 2017. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2018

During the three months ended September 30, 2018, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See note 10 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2017 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2018.

Item	6. Exhibits

Number	Description
2.1	Sixth Waiver and Agreement, dated as of August 14, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 14, 2018)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: October 31, 2018	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)