Form 10-K
period 2018-12-31
GENWORTH FINANCIAL INC
filed 2019-02-27
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 19, 2019, 500,900,866 shares of Class A Common Stock, par value $0.001 per share were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2019 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, “Genworth Financial,” “Genworth,” “we,” “us” and “our” refer to Genworth Financial, Inc. and its subsidiaries.

Item 1. Business

Strategic Update

We continue to focus on improving business performance, addressing financial leverage and increasing financial and strategic flexibility across the organization. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and stabilizing our U.S. life insurance businesses.

China Oceanwide Transaction

On October 21, 2016, Genworth Financial, Inc. (“Genworth Financial”) entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide Holdings Group Co., Ltd., a limited liability company incorporated in the People’s Republic of China (together with its affiliates, “China Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of Asia Pacific Insurance (the “Merger”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement.

Genworth Financial and China Oceanwide continue to work towards satisfying the closing conditions of the Merger as soon as possible. In December 2018 and January 2019, we received the remaining approvals from our U.S. domestic insurance regulators. These approvals had multiple conditions, including but not limited to, the Merger being consummated without the purchase of Genworth Life and Annuity Insurance Company (“GLAIC”) from Genworth Life Insurance Company (“GLIC”) by a Genworth intermediate holding company, which had been initially proposed and which we refer to as the “GLAIC unstacking.” Our U.S. domestic regulatory approvals included the approval from the Delaware Department of Insurance (“DDOI”). Genworth Financial and China Oceanwide worked with the DDOI and other regulators to obtain approval of the Merger without the GLAIC unstacking throughout the second half of 2018. As part of the DDOI approval, Genworth Financial and China Oceanwide agreed, following the Merger, Genworth Holdings, Inc. (“Genworth Holdings”) will contribute $175 million to GLIC, which was previously committed by Genworth Financial to be used as partial consideration for the GLAIC unstacking. The $175 million will be contributed in three equal tranches, with the first contribution completed by the end of March 2019, the second contribution completed by the end of September 2019 and the final contribution completed by the end of January 2020. In addition, at or before the closing of the Merger, GLAIC will purchase from GLIC an intercompany note with a principal amount of $200 million. This intercompany note was issued by Genworth Holdings to GLIC, with Genworth Holdings obligated to pay the principal amount on the maturity date of March 2020. The purchase price will be at fair value, but not less than $200 million. No changes will be made to the existing terms of the intercompany note, other than Genworth Holdings will now pay GLAIC the principal amount of the note at maturity. Likewise, the amount will continue to be eliminated in consolidation.

In October 2018, the National Development and Reform Commission (“NDRC”) of the People’s Republic of China accepted China Oceanwide’s filing in connection with the Merger Agreement, which concluded NDRC’s review process and enables China Oceanwide to move forward with the clearance in China for currency conversion and the transfer of funds.

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

The closing of the Merger remains subject to other conditions, including the required regulatory approval in Canada. Approval by the U.S. Financial Industry Regulatory Authority (“FINRA”) remains outstanding, but pursuant to FINRA rules, the transaction may proceed and closing may occur before such approval is obtained. In addition, China Oceanwide will need to receive clearance in China for currency conversion and the transfer of funds.

On January 30, 2019, Genworth Financial, Parent and Merger Sub entered into an eighth waiver and agreement (“Eighth Waiver and Agreement”) pursuant to which Genworth Financial and Parent each agreed to waive until March 15, 2019 its right to terminate the Merger Agreement and abandon the Merger in accordance with the terms of the Merger Agreement. The Eighth Waiver and Agreement extended the seventh waiver and agreement extension deadline of January 31, 2019 to allow additional time for the remaining regulatory approval and clearance processes.

On August 14, 2018, under the sixth waiver and agreement, Genworth Financial and China Oceanwide waived, among other things: (i) the parties’ obligation to effect the GLAIC unstacking and China Oceanwide’s obligation to contribute to us $525 million for such purpose; and (ii) China Oceanwide’s obligation to contribute $600 million for the purpose of retiring our senior unsecured notes due in May 2018 (the “May 2018 senior notes”). These waivers are discussed further below.

As part of the transaction, China Oceanwide originally committed in the Merger Agreement to contribute $525 million of cash for the purpose of facilitating the GLAIC unstacking. This contribution combined with $175 million of cash previously committed by Genworth Holdings was intended to enable a Genworth intermediate holding company to purchase GLAIC from GLIC, a Delaware-domiciled insurance entity, for a purchase price of $700 million and complete the GLAIC unstacking. After extensive discussions with the DDOI on different methodologies for establishing the fair market value for GLAIC, the parties and the DDOI were unable to agree on the fair market value of GLAIC. Therefore, the parties decided to forgo the GLAIC unstacking and, accordingly under the sixth waiver and agreement, Genworth Financial and China Oceanwide waived the Merger Agreement provisions related to the GLAIC unstacking including China Oceanwide’s obligation to make the originally contemplated $525 million contribution.

China Oceanwide originally committed in the Merger Agreement to contribute $600 million of cash to Genworth, subject to the consummation of the Merger, to address the May 2018 senior notes on or before their maturity. Due to the delays in the completion of the transaction, Genworth entered into the $450 million senior secured term loan facility (“Term Loan”), as discussed below. Instead of the $600 million contribution from China Oceanwide, the proceeds of the Term Loan, together with $175 million of cash on hand, were used to retire the May 2018 senior notes. Therefore, under the sixth waiver and agreement, Genworth Financial and China Oceanwide waived the $600 million contribution for the May 2018 senior notes and accordingly China Oceanwide did not, and is no longer obligated to, make the originally contemplated $600 million contribution.

China Oceanwide and Genworth have agreed on a capital investment plan under which China Oceanwide and/or its affiliates will contribute an aggregate of $1.5 billion to Genworth over time following consummation of the Merger, with the final amounts of the plan expected to be contributed by December 31, 2019. This contribution is subject to the closing of the Merger and the receipt of required regulatory approvals. The $1.5 billion contribution would be used to further improve our financial stability, which could include retiring debt due in 2020 and 2021 or enabling future growth opportunities.

At this time Genworth Financial and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible. However, if the parties are unable to satisfy the closing conditions by March 15, 2019 and are unable to reach an agreement as to a further extension of the deadline, then either party may terminate the Merger Agreement pursuant to its terms.

If the China Oceanwide transaction is completed, we will be a standalone subsidiary and our senior management team will continue to lead the business from our current headquarters in Richmond, Virginia. Likewise, we intend to maintain our existing portfolio of businesses, including our mortgage insurance businesses in Australia and Canada. Except for the specific monitoring and reporting required under the CFIUS data security risk mitigation plan, our day-to-day operations are not expected to change as a result of this transaction.

Restructuring of U.S. Life Insurance Businesses

One of our previous strategic objectives was to separate, through the GLAIC unstacking, and then isolate, through a series of internal transactions, our long-term care insurance business from our other U.S. life insurance businesses. Our goal under the plan had been to align substantially all of our non-New York in-force life insurance and annuity business under GLAIC, our Virginia domiciled life insurance company, and substantially all of our non-New York long-term care insurance business under GLIC, our Delaware domiciled life insurance company.

On August 14, 2018, Genworth Financial and China Oceanwide entered into the sixth waiver and agreement, pursuant to which the parties waived the provisions in the Merger Agreement related to the GLAIC unstacking. Because of the decision by Genworth Financial and China Oceanwide not to pursue the GLAIC unstacking at this time in connection with the Merger, it is now contemplated that we will not pursue the GLAIC unstacking as a part of our strategic objective to restructure our U.S. life insurance businesses for the foreseeable future. However, we will continue to work to stabilize our long-term care insurance business primarily through our multi-year long-term care insurance in-force rate action plan. Increased premiums and associated benefit reductions on our legacy long-term care insurance policies are critical to support the policy claims of the business.

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

Term Loan

Due to the delay in the closing of the China Oceanwide transaction, we entered into the Term Loan with an aggregate principal amount of $450 million that closed in March 2018. Proceeds of $441 million from the Term Loan were used together with $175 million of cash on hand to retire the principal and accrued interest of the May 2018 senior notes. An affiliate of China Oceanwide was the lead investor in the transaction. This affiliate sold its $60 million investment in the Term Loan during the fourth quarter of 2018. The Term Loan includes a limited recourse guarantee secured by the publicly listed shares of Genworth MI Canada Inc. (“Genworth Canada”), held by Genworth Financial International Holdings, LLC (“GFIH”), an indirect wholly-owned subsidiary of Genworth Financial.

Strategic Alternatives

If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. As a result of the recent performance of our long-term care and life insurance businesses and the charges we recorded in the third quarter of 2016 and fourth quarters of 2016, 2017 and 2018, absent any alternative commitment of external capital, we believe there would be: increased pressure on and potential further downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share of the U.S. mortgage insurance industry; limitations on our ability to continue to write new long-term care insurance policies; and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt.

In the absence of the transaction with China Oceanwide, which we can neither predict nor guarantee, we may need to pursue strategic asset sales to address our debt maturities, including potential sales of our mortgage insurance businesses in Canada and/or Australia. We have and would continue to evaluate options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. Changes to our financial projections, including changes that anticipate planned asset sales, may negatively impact our ability to realize certain foreign tax credits or other deferred tax assets and have a resulting material adverse effect on our results of operations.

Ongoing Priorities

Stabilizing our U.S. life insurance businesses continues to be one of our long-term goals. We will continue to execute against this objective primarily through our multi-year long-term care insurance in-force rate action plan. Increased premiums and associated benefit reductions on our legacy long-term care insurance policies are critical to support the policy claims of the business. In addition, reducing debt will remain a high priority. We believe that increased financial support and our strengthened financial foundation resulting from the China Oceanwide transaction would provide us with more options to manage our debt maturities and reduce overall indebtedness, which in turn is intended to improve our credit and ratings profile over time. Finally, we also believe that the completion of the China Oceanwide transaction would allow us to place greater focus on the future of our long-term care and mortgage insurance businesses while continuing to service our existing policyholders.

For a discussion of the risks associated with the China Oceanwide transaction and our strategic alternatives, see “Item 1A—Risk Factors—The proposed transaction with China Oceanwide may not be completed or may not be completed within the timeframe, terms or in the manner currently anticipated, which could have a material adverse effect on us and our stock price.”

For a discussion of our multi-year long-term care insurance in-force rate action plan, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Developments.”

U.S. Mortgage Insurance

Through our U.S. Mortgage Insurance segment, we provide private mortgage insurance. Private mortgage insurance enables borrowers to buy homes with a down payment of less than 20% of the home’s value (“low down payment mortgages” or “high loan-to-value mortgages”). Mortgage insurance protects lenders against loss in the event of a borrower’s default. It also generally aids financial institutions in managing their capital efficiently by, in some cases, reducing the capital required for low down payment mortgages. If a borrower defaults on mortgage payments, private mortgage insurance reduces and may eliminate losses to the insured institution. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market because of the credit enhancement it provides. Our mortgage insurance products predominantly insure prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based.

We have been providing mortgage insurance products and services in the United States since 1981 and operate in all 50 states and the District of Columbia. Our principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. For the year ended December 31, 2018, approximately 21% of new insurance written in our U.S. mortgage insurance business was attributable to our largest five lender customers, with no customer representing more than 10% of new insurance written.

The U.S. private mortgage insurance industry is affected in part by the requirements and practices of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises and we refer to them collectively as the “GSEs.” The GSEs purchase and provide guarantees on residential mortgages as part of their governmental mandate to provide liquidity through the secondary mortgage market. The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum, known as the “conforming loan limit,” which is currently $484,350 (up to $726,525 in certain high-cost geographic areas of the country) and subject to annual adjustment.

Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of the home value unless the portion of the unpaid principal balance of the mortgage in excess of 80% of the value of the property securing the mortgage is protected against default by lender recourse, participation or by a qualified insurer. Much of the demand for private mortgage insurance is a function of the requirements of the GSEs. The GSEs purchased the majority of the flow loans we insured as of December 31, 2018. The GSEs specify mortgage insurance coverage levels and also have the authority to change the pricing arrangements for purchasing retained-participation mortgages, or mortgages with lender recourse, as compared to insured mortgages, increase or reduce required mortgage insurance coverage percentages, and alter or liberalize underwriting standards and pricing terms on low down payment mortgages they purchase. In furtherance of their respective charter requirements, each GSE maintains eligibility criteria to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for high loan-to-value mortgages they acquire. For more information about the financial and other requirements of the GSEs for our U.S. mortgage insurance subsidiaries, see “—Regulation—Mortgage Insurance Regulation—Other U.S. regulation.”

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

In addition to flow primary mortgage insurance, we have in prior years written mortgage insurance on a bulk and pool basis. Bulk mortgage insurance transactions provide coverage on a finite set of individual loans identified by the bulk policy. Bulk policies may contain coverage percentages and provisions limiting the insurer’s obligation to pay claims until a threshold amount is reached (known as a “deductible”) or capping the insurer’s potential aggregate liability for claims payments (a “stop loss”). Under pool insurance, the mortgage insurer provides coverage for 100% of the loss on a loan (i.e., without the application of a coverage percentage on individual loans within the pool). Bulk and pool insurance typically are secondary coverage to any primary insurance that may be on a loan and the insurer typically is no longer required to cover losses above the stop loss. Lenders negotiate the terms and conditions of bulk and pool coverage including loan type eligibility, stop losses, premium amounts and coverage termination.

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

Fair Isaac Company (“FICO”) developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. “A minus” loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. As of December 31, 2018, on a risk in-force basis and at the time of loan closing, approximately 99% of our primary insurance loans were “prime” in credit quality with FICO credit scores of at least 620.

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

From time to time, we enter into agreements with policyholders to accelerate claims and negotiate an agreed upon payment amount for claims on an identified group of delinquent loans. In exchange for our accelerated claim payment, mortgage insurance is cancelled and we are discharged from any further liability on the identified loans.

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

U.S. and state government agencies. We and other private mortgage insurers compete for flow mortgage insurance business directly with U.S. federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”) and the U.S. Department of Veterans Affairs (“VA”). In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from certain local- and state-level housing finance agencies.

Private mortgage insurers. The U.S. private mortgage insurance industry remains highly competitive. There are currently six active mortgage insurers, including us.

Mortgage lenders, the GSEs, reinsurers and other participants in the mortgage finance industry. We have experienced competition in recent years from various participants in the mortgage finance industry including loan originators, the GSEs, investment banks and other purchasers of interests in mortgages as well as reinsurers and other participants in the capital markets. Competition from lenders has been in the form of self-insurance or origination of simultaneous second mortgages used to bring the loan-to-value ratio of a first mortgage below the level where mortgage insurance is required by the GSEs. The GSEs have continued to enter into risk sharing transactions with financial institutions other than mortgage insurers designed to reduce the risk of their mortgage portfolios partly in response to their conservator, the Federal Housing Finance Agency (“FHFA”). Third-party reinsurers have historically entered into transactions with mortgage insurers, including with our U.S. mortgage insurance subsidiaries, pursuant to which the third-party reinsurer assumes mortgage insurance risk for a fee. We may also compete with structured transactions in the capital markets and other financial instruments designed to mitigate the risk of mortgage defaults, such as credit default swaps and credit linked notes.

Canada Mortgage Insurance

We entered the Canadian mortgage insurance market in 1995 and operate in every province and territory. We are currently the leading private mortgage insurer in the Canadian market.

In July 2009, Genworth Canada, our indirect subsidiary, completed an initial public offering (“IPO”) of its common shares and we currently hold approximately 57.0% of the outstanding common shares of Genworth Canada on a consolidated basis, with GFIH holding 40.5% and our U.S. mortgage insurance business holding 16.5%. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

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

We regularly evaluate our new business risk profile, which includes: reviewing underwriting guidelines, product restrictions and reducing new business in geographic areas we believe are more economically sensitive. We believe these underwriting actions have improved our performance on our more recent books of business.

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

Residential mortgage financing in Canada is concentrated in the country’s largest five banks and a limited number of other mortgage originators. The majority of our business in Canada comes from this group of residential mortgage originators. For example, two individual lender customers represented approximately 10% and 11% of total gross written premiums in our mortgage insurance business in Canada for the year ended December 31, 2018. No other lender customer accounted for 10% or more of gross written premiums in 2018.

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

Australia Mortgage Insurance

We entered the Australian mortgage insurance market in 1997. In 2018, we were a leading provider of mortgage insurance in Australia based upon flow new insurance written.

In May 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), a holding company for Genworth’s Australian mortgage insurance business, completed an IPO of its common shares and we currently beneficially own approximately 52.0% of the ordinary shares of Genworth Australia through our subsidiaries. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

Selected financial information and operating performance measures regarding our Australia Mortgage Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Australia Mortgage Insurance segment.”

Products

In Australia, our main products are primary flow mortgage insurance, also known as lenders mortgage insurance (“LMI”), and bulk mortgage insurance, as well as structured insurance transactions where we provide excess of loss cover for bulk portfolios. LMI is similar to the single premium primary flow mortgage insurance we offer in Canada with 100% coverage. Residential mortgage loans in Australia are predominantly variable rate loans with 25 to 30 year terms. Lenders remit the single premium to us as the mortgage insurer following settlement of the loan and, generally, either collect the equivalent amount from the borrower at the time the loan proceeds are advanced or capitalize it in the loan.

Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. The Australian Prudential Regulation Authority (“APRA”) makes and enforces the rules which govern authorized deposit-taking institutions (“ADIs”). APRA uses an application of international capital standards issued by the Basel Committee on Banking Supervision (“Basel Committee”), which are collectively termed the Basel framework, that generally allow for reduced capital requirements for high loan-to-value residential mortgage loans if they have been insured by a mortgage insurance company regulated by APRA. APRA’s application of the Basel framework for ADIs uses an internal ratings-based (“IRB”) approach in which the IRB models must be APRA approved. The IRB models may or may not allocate capital credit for LMI. We do not believe that the IRB ADIs currently benefit from an explicit reduction in their capital requirements for mortgage loans covered by mortgage insurance. We also believe that APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk. APRA’s insurance authorization conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.

We also provide bulk mortgage insurance in Australia mainly to APRA-regulated lenders that intend to securitize Australian residential loans they have originated. Bulk mortgage insurance serves as an important source of credit enhancement for the Australian securitization market, and our bulk coverage is generally purchased for low loan-to-value, seasoned loans, and accounted for approximately 10% of new insurance written in our Australian mortgage insurance business for the year ended December 31, 2018.

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

There is concentration among a small group of banks that write most of the residential mortgage loans in Australia. We maintain strong relationships within the major bank and regional bank channels, as well as building societies, credit unions and non-bank mortgage originators called mortgage managers. The four largest mortgage originators in Australia provide the majority of the financing for residential mortgages in that country. Our mortgage insurance business in Australia is concentrated in a small number of key customers. For instance, for the year ended December 31, 2018, our largest customer represented approximately 55% of gross written premiums. In November 2016, we entered into a new contract with our largest customer, effective January 1, 2017, with a term of three years. In November 2018, we entered into a new contract with our second largest customer, effective November 21, 2018, with a term of two years and the option to extend for an additional year at the customer’s discretion. This customer represented approximately 16% of our gross written premiums for the year ended December 31, 2018. No other customer represented 10% or more of gross written premiums in 2018.

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

Competition

The Australian flow mortgage insurance market is primarily served by us and one other private mortgage insurance company, as well as certain lender-affiliated captive mortgage insurance companies. In addition, some lenders self-insure certain high loan-to-value mortgage risks. On January 17, 2019, APRA authorized a third private mortgage insurance company to conduct business in Australia. It is too early to determine the impact this additional competitor will have on our market share.

We compete primarily based upon our reputation for high quality customer service, meeting customer service-level agreements for decision making on insurance applications, strong underwriting expertise and flexibility in terms of product development and provision of support services.

U.S. Life Insurance

Through our U.S. Life Insurance segment, we offer long-term care insurance products. On March 7, 2016, we suspended sales of our traditional life insurance and fixed annuity products. While we no longer solicit sales of these products, we continue to service our existing retained and reinsured blocks of business. On April 1,

2017, we acquired a North Carolina domiciled life insurance company, Securitas Financial Life Insurance Company, which we renamed Genworth Insurance Company, for a net purchase price of $5 million. During 2018 and 2017, we contributed capital of $6 million and $11 million, respectively, to this company. We plan to offer new long-term care solutions from this new life insurance company following the China Oceanwide transaction.

Selected financial information and operating performance measures regarding our U.S. Life Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Life Insurance segment.”

Long-term care insurance

We established ourselves as a leader in long-term care insurance over 40 years ago and remain a leading insurer. We believe our experience, hedging strategies and reinsurance reduce some of the risks associated with these products.

Products

Our individual and group long-term care insurance products provide defined levels of protection against the significant costs of long-term care services provided in the insured’s home or in assisted living or nursing facilities. In contrast to health insurance, long-term care insurance provides coverage for skilled and custodial care provided outside of a hospital or health-related facility. Despite our low sales levels in our long-term care insurance business given our current ratings, we continue to evaluate new products and market trends to meet consumer needs.

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

In-force rate actions

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force rate action filings, we received 120 filing approvals from 33 states in 2018, representing a weighted-average increase of 45% on approximately $875 million in annualized in-force premiums. We also submitted 97 new filings in 30 states in 2018 on approximately $848 million in annualized in-force premiums.

As of December 31, 2018, we have suspended sales in Hawaii, Massachusetts, Montana, New Hampshire and Vermont, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force policies and/or unable to obtain approval for new products. We will also consider litigation against states that decline actuarially justified rate increases. As of December 31, 2018, we were in litigation with one state that has refused to approve actuarially justified in-force rate actions.

The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any in-force rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time. For certain risks related to our long-term care insurance premiums and in-force rate increases, see “Item 1A—Risk Factors—Our financial condition, results of operations, long-term care insurance products and/or our reputation in the market may be adversely affected if we are not able to increase premiums and associated benefit reductions on our in-force long-term care insurance policies by enough or quickly enough; and the increased premiums or associated benefit reductions currently being implemented, as well as any future in-force rate actions, may lower product demand.”

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

Life insurance

Life insurance products provide protection against financial hardship after the death of an insured. Some of these products also offer a savings element that can help accumulate funds to meet future financial needs. We previously sold traditional life insurance product offerings including universal and term life insurance. We also previously sold an index universal life insurance product and linked-benefit products, combining a universal life insurance contract with a long-term care insurance rider. We continue to hold in-force blocks of these products, as well as in-force blocks of term universal life and whole life insurance.

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

Runoff

The Runoff segment includes the results of non-strategic products which have not been actively sold since 2011 but we continue to service our existing blocks of business. Our non-strategic products primarily include variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of funding agreements and funding agreements backing notes (“FABNs”).

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

Variable annuities generally provide us fees including mortality and expense risk charges and, in some cases, administrative charges. The fees equal a percentage of the contractholder’s policy account value or related benefit base value, and as of December 31, 2018, ranged from 0.75% to 4.20% per annum depending on the features and options within a contract.

Our variable annuity contracts with a basic GMDB provide a minimum benefit to be paid upon the annuitant’s death, usually equal to the larger of the annuitant’s account value or the amount of net deposits. Some contractholders also have riders that provide enhanced death benefits. Assuming every annuitant died on December 31, 2018, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $3,907 million and a related death benefit exposure, or net amount at risk, of $209 million.

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

Institutional

Our institutional products consist of funding agreements and FABNs, deposit-type contracts that allow funds to accumulate at a guaranteed rate of return over a specified period of time. We explore periodic issuance of our institutional products for asset-liability management and liquidity purposes.

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

Corporate and Other Activities

Our Corporate and Other activities include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations. We have a presence in the private mortgage insurance market in Mexico and maintained a license in South Korea through the end of 2017. In January 2018, we terminated our license in South Korea. We are also a minority shareholder of a joint venture partnership in India that offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. The financial impact of this joint venture was minimal during 2018, 2017 and 2016.

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

Selected financial information regarding our Corporate and Other activities is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other activities.”

International Operations

Our total revenues attributed to international operations for the years ended December 31, 2018, 2017 and 2016 were approximately $1.0 billion, $0.7 billion and $1.1 billion, respectively. More information regarding our international operations and revenue in our largest countries is presented in note 19 to the consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

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

We have identified the following as the most significant risk types to our business: credit risk, market risk, insurance risk, housing risk, operational risk, model risk and information technology risk. Related to these identified risk types, we have classified our top risks and frequently report those risks to both senior management and the risk committee of our Board of Directors. In addition, we have developed a process to identify and manage emerging risks and developed a model that seeks to quantify and calibrate all risks in their event of probability.

Our risk management framework includes seven key components: risk type key attributes (to ensure full coverage); identification of risk exposures to identify top risks; business strategy and planning; governance; risk quantification (both qualitative and quantitative); risk appetite; and stress testing. Our risk management framework also includes an assessment and implementation of company and business risk appetites, the identification and assessment of risks, a proactive decision process to determine which risks are acceptable to be retained (based on risk and reward considerations, among other factors) and the ongoing management, monitoring and reporting of material risks.

Our risk management practices are an important component in the management of our legacy long-term care insurance in-force blocks of business. We continue to pursue significant premium rate increases and associated benefit reductions on our older generation long-term care insurance in-force block. In support of this initiative, we have developed processes that include experience studies to analyze emerging experience, reviews of in-force product performance, overviews of assumption review processes, and comprehensive monitoring and reporting. In connection with these processes, our risk management team works closely with the U.S. life insurance business to enhance proper governance and to better align the development of assumptions with the identified risks.

As part of our evaluation of overall in-force product performance, new product initiatives and risk mitigation alternatives, we monitor regulatory and rating agency capital models as well as internal economic capital models to determine the appropriate level of risk-adjusted capital required. We utilize our internal economic capital model to assess the risk of loss to our capital resources based upon the portfolio of risks we underwrite and retain and upon our asset and operational risk profiles. Our commitment to risk management involves the ongoing review and expansion of internal risk management capabilities with a focus on improving infrastructure and modeling.

Product development and management

Our risk management process includes the development and introduction of new products and services. We have established a product development process that specifies a series of required analyses, reviews and approvals for any new product. For each proposed product, this process includes a review of the market opportunity and competitive landscape, major pricing assumptions and methodologies, return expectations and variability of returns, sensitivity analysis, asset-liability management, reinsurance and other risk mitigating strategies, underwriting criteria, legal, compliance and business risks and potential mitigating actions. Before we introduce a new product, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take corrective action if necessary. Significant product introductions, measured either by volume, level or type of risk, require approval by our senior management team at either the business or enterprise level.

We use a similar process to introduce changes to existing products and to offer existing products in new markets and through new distribution channels. Product performance reviews include an analysis of the major drivers of profitability, underwriting performance and variations from expected results, including an in-depth experience analysis of the product’s major risk factors. Other areas of focus include the regulatory and competitive environments and other emerging factors that may affect product performance.

In addition, we initiate special reviews when a product’s performance fails to meet the indicators we established during that product’s introductory review process for subsequent reviews of in-force blocks of business. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing or ultimately discontinuing sales of that product. We review our underwriting, pricing, distribution and risk selection strategies on a regular basis in an effort to ensure that our products remain competitive and consistent with our marketing and profitability objectives. For example, in our mortgage insurance businesses, we review the profitability of lender accounts to assess whether our business with these lenders is achieving anticipated performance levels and to identify trends requiring remedial action, including changes to underwriting guidelines, product mix or other customer performance. We adhere to risk management disciplines and aim to leverage these efforts in our distribution and management of our products.

Asset-liability management

We maintain segmented investment portfolios for the majority of our product lines. This enables us to perform an ongoing analysis of the interest rate, foreign exchange, equity, volatility and liquidity risks associated with each major product line, in addition to credit risks for our overall enterprise versus approved limits. We analyze the behavior of our liability cash flows across a wide variety of scenarios, reflecting policy features and expected policyholder behavior. Similarly, we analyze the potential cash flow variability of our asset portfolios across a wide variety of scenarios. We believe this analysis shows the sensitivity of both our assets and liabilities to changes in economic environments and enables us to manage our assets and liabilities more effectively, including but not limited to, investing in assets that have maturities that align more closely with our longer duration liabilities. In addition, we deploy hedging programs to mitigate certain economic risks associated with our assets, liabilities and capital. For example, we partially hedge the equity, interest rate and market volatility risks in our variable annuity products, as well as interest rate risks in our long-term care insurance products.

Liquidity management

We monitor the cash and highly marketable investment positions in each of our operating companies against operating targets that are designed to ensure that we will have the cash necessary to meet our obligations as they come due. The targets are set based on stress scenarios that have the effect of increasing our expected cash outflows and decreasing our expected cash inflows. In addition, we monitor the ability of our operating companies to provide the dividends needed to meet the cash needs of our holding companies and analyze the impact of reduced dividend levels and other potential factors under stress scenarios that may impact the liquidity priorities of our holding companies, in particular Genworth Holdings (the holder of our outstanding debt).

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

In addition, our assets are managed within limitations to control credit risk and to avoid excessive concentration in our investment portfolio using defined investment and concentration guidelines that help ensure disciplined underwriting and oversight standards. We seek diversification in our investment portfolio by investing in multiple asset classes and limiting size of exposures. The portfolios are tailored to match, as closely as possible, the cash flow characteristics of our liabilities. We actively monitor exposures, changes in credit characteristics and shifts in markets.

We utilize surveillance and quantitative credit risk analytics to identify concentrations and drive diversification of portfolio risks with respect to issuer, sector, rating and geographic concentration. Issuer credit limits for the investment portfolios of each of our businesses (based on business capital, portfolio size and relative issuer cumulative default risk) govern and control credit concentrations in our portfolio. Derivatives counterparty risk and reinsurer credit exposure are integrated into issuer limits as well. We also limit and actively monitor country and sovereign exposures in our global portfolio and evaluate and adjust our risk profiles, where needed, in response to geopolitical and economic developments in the relevant areas.

Underwriting and loss mitigation

Underwriting guidelines for all products are routinely reviewed and adjusted as necessary with the aim of providing policyholders with the appropriate premium and benefit structure. We have separate underwriting units in our businesses that develop ongoing processes to assess the effectiveness of underwriting guidelines against original pricing assumptions and any impacts to actual product performance and profitability. We seek external reviews from the reinsurance and consulting communities and utilize their experience to calibrate our risk taking to expected outcomes.

Our risk and loss mitigation activities include ensuring that new policies are issued based on accurate information and policy benefit payments are paid in accordance with the policy contract terms. We also have quality assurance programs that test policies and products to assess whether established underwriting guidelines are followed.

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

We use technology, in some cases proprietary technology, to manage variations in our underwriting process. For example, in our mortgage insurance businesses, we use borrower credit bureau information, proprietary mortgage scoring models and/or our extensive database of mortgage insurance experience along with external data including rating agency data to evaluate new products and portfolio performance. In the United States and Canada, our proprietary mortgage scoring models use the borrower’s credit score and additional data concerning the borrower, the loan and the property, including but not limited to: loan-to-value ratio; loan type; loan amount; property type; occupancy status and borrower employment, to predict the likelihood of having to pay a claim. In addition, our models take into consideration macroeconomic variables such as unemployment, interest rate and home price changes. We believe assessing housing market and mortgage loan attributes across a range of economic outcomes enhances our ability to manage and price for risk. We perform portfolio analysis on an ongoing basis to determine if modifications are required to our product offerings, underwriting guidelines or premium rates.

Model risk management

We rely extensively on complex models to calculate the value of assets and liabilities (including reserves), capital levels and other financial metrics, as well as for other purposes. We have a model risk management framework in place that is designed to ensure model risks are appropriately identified, appropriate governance is in place, key models are maintained, model validation programs exist (that include relevant model issues and remediation plans, if necessary) and model risk is reported to management and our Board of Directors on a timely basis. Independent model validation teams assess on a systematic basis the appropriate use of models, taking into account the risks associated with assumptions, algorithms and process controls supporting the use of the models. See “Item 1A—Risk Factors—If the models used in our businesses are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse impact on our business, results of operations and financial condition.”

Business dispositions

When we consider a disposition of a block/book of business or entity, we use various business, financial and risk management disciplines to evaluate the merits of the proposals and assess its strategic fit with our current business model. We have a review process that includes a series of required analyses, reviews and approvals similar to those employed for new product introductions. For additional information on potential sales of assets and/or businesses, see “Item 1—Business—Strategic Update—Strategic Alternatives.”

Operational risk management

We have risk management programs in place to review the ongoing operation of our businesses in the event of loss or other adverse consequences on business outcomes resulting from inadequate or failed internal processes, people and systems or from external events. We provide risk assessments, together with control reviews, to provide an indication as to how the risks need to be managed. Significant events impacting our businesses are assessed in terms of their impact on our risk profile. Controls are used to mitigate or minimize the consequence of the risk if it did occur. Investigative teams are maintained in our various locations to address potential operational risk incidents from both internal and external sources.

Information technology risk management

Technology continues to expand and plays an ever increasing role in our business. To help mitigate some of the rising levels of risk, in 2018 we identified information technology risk management as a separate risk type and have dedicated more time and resources to this risk area. We have established an independent risk profile for information technology and routinely report our assessments to the risk committee of our Board of Directors. Our internal audit department works closely with our risk management team on audit planning, audit findings and overall adherence to our information technology programs and procedures. This collaborative effort seeks to mitigate some of the growing threats in our information technology environment.

Information security

Technology plays a critical role in our business operations. To protect the confidentiality, integrity and availability of our technology infrastructure and information, we leverage the operational risk and technology risk management programs to identify, monitor and manage risk.

Information security involves the protection of information assets against unacceptable risks and cybersecurity threats. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. These information assets play a vital role in our business conduct. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, a concerted effort must be made to protect that information. Confidentiality, integrity and availability of information are essential to maintaining our reputation, legal position and ability to conduct our operations. We strive to adhere to high standards of information security governance, treating information security as a critical business issue and creating a security-conscious environment. We also strive to demonstrate to our customers and third parties that we deal with information security in a proactive manner and apply fundamental principles, such as assuming ultimate responsibility for information security, implementing controls and cybersecurity programs that are proportionate to risk. We have attempted to design our cybersecurity program to protect and preserve the confidentiality, integrity and availability of data and systems, although there can be no guarantees to the success of our cybersecurity program. See “Item 1A—Risk Factors—Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our financial condition and results of operations” for a discussion of the risks relating to information security.

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

Operating centers

We have established scalable, low-cost operating centers in Virginia and North Carolina. In addition, through an arrangement with an outsourcing provider, we have a team of professionals in India and the Philippines who provide a variety of services primarily to our U.S. life insurance businesses and certain corporate functions, including data entry, transaction processing and functional support.

Reinsurance

We reinsure a portion of our annuity, life insurance, long-term care insurance and mortgage insurance with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We participate in reinsurance activities in order to minimize exposure to significant risks, limit losses, and provide additional capacity for future growth. We also obtain reinsurance to meet certain capital requirements, including sometimes utilizing intercompany reinsurance agreements to manage our statutory capital positions. However, these intercompany agreements do not have an effect on our consolidated U.S. generally accepted accounting principles (“U.S. GAAP”) financial statements.

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

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers were $17.3 billion and $17.6 billion as of December 31, 2018 and 2017, respectively.

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

On September 22, 2017, U.S. federal authorities signed a covered agreement with the European Union (“EU”), on matters including reinsurance collateral. This agreement requires U.S. states to adopt, within five years from the execution of the covered agreement, laws removing reinsurance collateral requirements for reinsurance ceded to a qualifying non-U.S. reinsurer domiciled in an EU jurisdiction. The National Association of Insurance Commissioners (the “NAIC”) is currently revising the Credit for Reinsurance Model Law and Model Regulation in order to bring them into compliance with the terms of the covered agreement. Additionally, in late December 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a covered agreement with the U.K., which will extend the benefits of the U.S., EU covered agreement to the U.K. after the withdrawal of the U.K. from the EU, commonly known as Brexit. We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be successfully adopted, and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.

The following table sets forth our exposure to our principal reinsurers in our U.S. life insurance subsidiaries as of December 31, 2018:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$13,975
RGA Reinsurance Company	$1,423
Riversource Life Insurance Company	$458
General Re Life Corporation	$458
Munich American Reassurance Company	$435

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

We reinsure a portion of our U.S. mortgage insurance risk in order to obtain credit towards the financial requirements of the private mortgage insurer eligibility requirements (“PMIERs”). Reinsurance transactions provided an aggregate of approximately $515 million of PMIERs capital credit as of December 31, 2018. The reinsurance coverage is provided by a panel of reinsurance partners each currently rated “A-” or better by S&P or A.M. Best Company, Inc. (“A.M. Best”). The transactions are structured as excess of loss coverage where both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception. Each reinsurance treaty has a term of 10 years and grants to Genworth a unilateral right to commute prior to the full term, subject to certain performance triggers.

In our mortgage insurance business in Australia, all of the reinsurance treaties that cover its flow insurance business are on an excess of loss basis that are designed to attach only under stress loss events and are renewable (with the agreement of both us and the relevant reinsurers) on a periodic basis. As of December 31, 2018, our Australian mortgage insurance business had five excess of loss treaties, all with a one year base term with options to extend for five to nine years, with an aggregate coverage limit of AUD$800 million. This coverage is provided by approximately 20 reinsurance partners, each currently rated “A-” or better by S&P and/or A.M. Best.

All of the treaties qualify for full capital credit offset within APRA’s regulatory capital requirements. In early 2018, our mortgage insurance business in Australia also obtained reinsurance on a quota-share basis for a structured insurance transaction where it is in a secondary loss position.

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

As of February 14, 2019, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	BB+ (Marginal)	Ba1 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Company Canada	A+ (Strong)	Not rated	AA (Superior)
Genworth Financial Mortgage Insurance Pty Limited (Australia) (1)	A+ (Strong)	Baa1 (Adequate)	Not rated

(1)	Also rated “A+” by Fitch Ratings (“Fitch”).

As of February 14, 2019, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and A.M. Best as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	B- (Weak)	B3 (Poor)	B- (Fair)
Genworth Life and Annuity Insurance Company	B- (Weak)	Ba3 (Questionable)	B+ (Good)
Genworth Life Insurance Company of New York	B- (Weak)	B3 (Poor)	B- (Fair)

The S&P, Moody’s, DBRS and A.M. Best financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

S&P states that insurers rated “A” (Strong), “BB” (Marginal) or “B” (Weak) have strong, marginal or weak financial security characteristics, respectively. The “A,” “BB” and “B” ranges are the third-, fifth- and sixth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing within a major rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A+,” “BB+” and “B-” ratings are the fifth-, eleventh- and sixteenth-highest of S&P’s 21 ratings categories.

Moody’s states that insurance companies rated “Baa” (Adequate) offer adequate financial security and that insurance companies rated “Ba” (Questionable) or “B” (Poor) offer questionable financial security. The “Baa” (Adequate), “Ba” (Questionable) and “B” (Poor) ranges are the fourth-, fifth- and sixth-highest, respectively, of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “Baa1,” “Ba1,” “Ba3” and “B3” ratings are the eighth-, eleventh-, thirteenth- and sixteenth-highest, respectively, of Moody’s 21 ratings categories.

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

Ratings actions

On February 13, 2019, Moody’s affirmed the unsecured debt rating of Genworth Holdings and maintained a negative outlook. In addition, Moody’s placed our principal life insurance subsidiaries, GLIC, GLICNY and GLAIC under review for downgrade. Moody’s actions were based upon liquidity concerns at Genworth Holdings and our ability to service debt maturities given our current cash and liquid asset position, along with our modest dividend capacity in relation to our overall debt obligations. Moody’s actions were also based on our long-term care and life insurance business results in the fourth quarter of 2018, which included higher than expected operating losses due mostly to our annual assumption reviews, and due to further delays in obtaining regulatory approvals in connection with the completion of the China Oceanwide transaction.

On September 26, 2018, S&P downgraded the financial strength rating of our principal life insurance subsidiaries, GLIC, GLICNY and GLAIC, from “B+” (Weak) to “B-” (Weak). S&P also revised the CreditWatch status of Genworth Financial, Genworth Holdings and GMICO from negative implications to developing. S&P’s rating actions were based mostly on their negative view of the creditworthiness of our holding companies and principal life insurance subsidiaries, whereas the revised CreditWatch status was principally from the continued uncertainty around the closing of the China Oceanwide transaction and the associated regulatory review, and the timing of the deal close.

On July 25, 2018, A.M. Best affirmed the financial strength ratings of our principal life insurance subsidiaries and the credit rating of Genworth Financial and Genworth Holdings. Likewise, A.M. Best removed the under review with developing implications status on all existing Genworth ratings and assigned a stable outlook. These actions were taken by A.M. Best primarily from the outcome of the CFIUS review and our ability to address our May 2018 senior notes.

On February 12, 2018, Moody’s downgraded the financial strength ratings of GLIC and GLICNY from “B2” (Poor) to “B3” (Poor) and downgraded the financial strength rating of GLAIC from “Ba1” (Questionable) to “Ba3” (Questionable). The downgrades of GLIC, GLICNY and GLAIC reflect uncertain financial flexibility at Genworth Holdings. In addition, the downgrades of GLIC and GLICNY also reflect concern around our ability to achieve in-force rate actions on our long-term care insurance policies and risks associated with the long-term care insurance market. The downgrade of GLAIC was predominantly focused on earnings volatility due to adverse mortality, reserve increases and accelerated deferred acquisition costs (“DAC”) amortization after our annual review of assumptions. Moody’s revised our ratings outlook from review for downgrade to negative mostly reflecting execution risk associated with the closing of the China Oceanwide transaction and continued liquidity risk due to our material debt maturities over the next five years.

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

We use both internal and external asset managers to take advantage of expertise in particular asset classes or to leverage country-specific investing capabilities. We internally manage certain asset classes for our domestic insurance operations, including public government, municipal and corporate securities, structured securities, commercial mortgage loans, privately placed debt securities, equity securities and derivatives. We utilize external asset managers for most of our international portfolios, as well as select asset classes. Management of investments for our international operations is overseen by the investment committees reporting to the boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets in our Canadian and Australian mortgage insurance businesses are managed by unaffiliated investment managers located in their respective countries. As of December 31, 2018 and 2017, approximately 10% of our invested assets were held by our international businesses and were invested primarily in non-U.S.-denominated securities.

We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds and mortgage-backed and other asset-backed securities. We also hold mortgage loans on commercial real estate and other invested assets, which include derivatives, bank loans, limited partnerships and short-term investments. Investments for our particular insurance company subsidiaries are required to comply with our risk management requirements, as well as applicable laws and insurance regulations.

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

Fixed maturity securities

Fixed maturity securities, which are classified as available-for-sale, including tax-exempt bonds, consisting principally of publicly traded and privately placed debt securities, represent 83% of total cash, cash equivalents, restricted cash and invested assets as of December 31, 2018 and 2017.

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

	December 31,
(Amounts in millions)	2018			2017
NRSRO designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA	$10,113	$10,799	26%	$11,973	$13,248	29%
AA	3,974	4,117	10	4,114	4,380	10
A	11,261	12,005	29	11,730	13,261	29
BBB	13,508	13,669	32	12,132	13,271	29
BB	1,180	1,149	3	1,265	1,356	3
B	97	93	—	106	109	—
CCC and lower	14	25	—	28	40	—

Total public fixed maturity securities	$40,147	$41,857	100%	$41,348	$45,665	100%

Private fixed maturity securities
AAA	$2,526	$2,540	14%	$1,816	$1,848	11%
AA	2,173	2,198	13	2,064	2,148	13
A	4,824	4,866	27	4,605	4,856	29
BBB	7,486	7,407	42	6,865	7,185	43
BB	764	737	4	740	765	4
B	61	54	—	48	48	—
CCC and lower	—	2	—	6	10	—

Total private fixed maturity securities	$17,834	$17,804	100%	$16,144	$16,860	100%

Total fixed maturity securities
AAA	$12,639	$13,339	22%	$13,789	$15,096	24%
AA	6,147	6,315	11	6,178	6,528	11
A	16,085	16,871	28	16,335	18,117	29
BBB	20,994	21,076	36	18,997	20,456	33
BB	1,944	1,886	3	2,005	2,121	3
B	158	147	—	154	157	—
CCC and lower	14	27	—	34	50	—

Total fixed maturity securities	$57,981	$59,661	100%	$57,492	$62,525	100%

Based upon fair value, public fixed maturity securities represented 70% and 73%, respectively, of total fixed maturity securities as of December 31, 2018 and 2017. Private fixed maturity securities represented 30% and 27%, respectively, of total fixed maturity securities as of December 31, 2018 and 2017.

We diversify our corporate securities by industry and issuer. As of December 31, 2018, our combined holdings in the 10 corporate issuers to which we had the greatest exposure was $2.2 billion, which was approximately 3% of our total cash, cash equivalents, restricted cash and invested assets. The exposure to the largest single corporate issuer held as of December 31, 2018 was $337 million, which was less than 1% of our total cash, cash equivalents, restricted cash and invested assets. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on diversification by sector.

We do not have material unhedged exposure to foreign currency risk in our invested assets. In our international insurance operations, both our assets and liabilities are generally denominated in local currencies. For certain invested assets in our international insurance operations that are denominated in currencies other than their respective local currency, we have effectively hedged the exposure to foreign currency risk.

Further analysis related to our investments portfolio as of December 31, 2018 and 2017 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments.”

Commercial mortgage loans and other invested assets

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. Commercial mortgage loans are primarily stated at principal amounts outstanding, net of deferred expenses and allowance for loan losses. We diversify our commercial mortgage loans by both property type and geographic region. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on distribution across property type and geographic region for commercial mortgage loans, as well as information on our interest in equity securities and other invested assets.

Selected financial information regarding our other invested assets and derivative instruments as of December 31, 2018 and 2017 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments.”

Regulation

Our businesses are subject to extensive regulation and supervision.

General

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations (“Insurance Laws”) regulate most aspects of our U.S. insurance businesses, and our U.S. insurers are regulated by the insurance departments of the states in which they are domiciled and licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Our insurance products and businesses also are affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions. Our securities operations, including our insurance products that are regulated as securities, such as variable annuities and variable life insurance, also are subject to U.S. federal and state and non-U.S. securities laws and regulations. The U.S. Securities and Exchange Commission (“SEC”), FINRA, state securities authorities and similar non-U.S. authorities regulate and supervise these products.

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

The Insurance Laws applicable to us or our U.S. insurers are described below. Our U.S. mortgage insurers are also subject to additional Insurance Laws applicable specifically to mortgage insurers discussed below under “—Mortgage Insurance Regulation.”

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

The Insurance Laws require that a person obtain the approval of the insurance commissioner of an insurer’s domiciliary jurisdiction prior to acquiring control of such insurer. Control of an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer or any parent company of the insurer. In considering an application to acquire control of an insurer, the insurance commissioner generally considers factors such as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. Many states require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates and the target insurer and its affiliates have specified market shares in the same lines of insurance in that state. These provisions may not require acquisition approval but can lead to imposition of conditions on an acquisition that could delay or prevent its consummation.

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

The NAIC has adopted several model laws and regulations as part of its now completed Solvency Modernization Initiative. For example, the NAIC adopted the Corporate Governance Annual Disclosure Model

Act and the Corporate Governance Annual Disclosure Model Regulation (the “Corporate Governance Model Act and Regulation”), that would require insurers to disclose detailed information regarding their governance practices. The Corporate Governance Model Act (as opposed to the corresponding regulation) has been adopted in 26 states, but in only two states where our insurance subsidiaries are domiciled. In addition, the NAIC adopted amendments to the insurance holding company model act and regulations (the “NAIC Holding Company Amendments”) that would authorize U.S. regulators to, among other items, lead or participate in the group-wide supervision of certain international insurance groups. The NAIC Holding Company Amendments must be adopted by individual state legislatures in order to be effective in a particular state. To date, the amendments to the Insurance Holding Company System Regulatory Act (as opposed to the corresponding regulation) have been adopted in Delaware, but not in Virginia, North Carolina or New York.

During 2014, the NAIC approved a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions. Among other things, the framework calls for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement it, other than to refer to the revised NAIC Accounting Practices and Procedures Manual, which included the new requirements of AG 48. In December 2016, the NAIC adopted a revised version of AG 48 (“Updated AG 48”), with revisions applicable to new policies issued and new reinsurance transactions entered into on or after January 1, 2017. AG 48 and Updated AG 48 do not affect reinsurance arrangements that were pre-existing as of January 1, 2015, and the changes set forth in Updated AG 48 do not affect reinsurance arrangements that were pre-existing as of January 1, 2017. In December 2016, the NAIC also adopted the Term and Universal Life Insurance Reserve Financing Model Regulation, which subsequent to the adoption date, codified the provisions of AG 48 and Updated AG 48. The states have started to adopt this model regulation. It is not clear what additional changes or state variations may emerge as the states adopt this model regulation. In 2017, Virginia adopted its rules governing Term and Universal Life Insurance Reserve Financing, which was effective for GLAIC on January 1, 2018. Virginia is among four states to adopt the new rules under the Term and Universal Life Insurance Reserve Financing Model Regulation.

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

Aggregate assessments levied against our U.S. insurers were not significant to our consolidated financial statements for the years ended December 31, 2018 and 2016.

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

Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC or three times the ACL RBC with a negative trend. If an insurer’s ACL RBC falls below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. Our reported RBC ratio measures the ratio of TAC to our Company Action Level.

As of December 31, 2018, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 199% and 282% as of December 31, 2018 and 2017, respectively.

Group capital

The NAIC and international insurance regulators, including the International Association of Insurance Supervisors (“IAIS”), are continuing to develop group capital standards. The NAIC is developing a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system. The NAIC expects to enter the field testing phase in early 2019. The IAIS has been developing a risk-based global insurance capital standard (“ICS”) based upon 10 key principles, which might impact internationally active insurance groups and current global systemically important insurers, as defined by the IAIS. The IAIS expects to adopt the ICS in November 2019, to be followed by a five-year monitoring period prior to implementation. It is unclear how the development of group capital measures by the NAIC and IAIS will interact with existing capital requirements for insurance companies in the United States and with international capital standards. It is possible that we may be required to hold additional capital as a result of these developments.

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

The NAIC continues to review the investment risk factors for fixed income assets that are applied in the NAIC’s RBC formula for life insurers. In August 2017, the NAIC’s Investment Risk-Based Capital Working Group exposed new factors for comment with the expectation that the proposed factors would be effective for the year ending 2019. The proposed factors are applied to 20 different ratings categories versus the current six ratings categories, thereby providing additional granularity to the risk charges applied across insurer investment portfolios. Generally, the proposed factors are higher than the current factors for more highly rated fixed income assets and are lower than current factors for lower rated fixed income assets. The NAIC is still targeting year-end 2019 for the implementation date, although it is more likely that the revisions will become effective by year-end 2020. Additional time is needed for the NAIC to update its systems so that it can accept the 20 new ratings categories. If the proposed factors are adopted, we believe our required capital will increase. In addition, the proposed factors may encourage insurers to invest more of their portfolios in lower rated fixed income assets to benefit from the lower risk charges.

Federal regulation of insurance products

Most of our variable annuity products, some of our fixed guaranteed products, and all of our variable life insurance products, as well as our FABNs issued as part of our registered notes program are “securities” within the meaning of federal and state securities laws, are registered under the Securities Act of 1933 and are subject to regulation by the SEC. See “—Other Laws and Regulations—Securities regulation.” The entities that offer these products that are broker/dealers, as defined by the SEC, are also regulated by FINRA and may be regulated by state securities authorities. Federal and state securities regulation similar to that discussed below under “—Other Laws and Regulations—Securities regulation” affects investment advice and sales and related activities with respect to these products. U.S. mortgage insurance products and insurers are also subject to federal regulation discussed below under “—Mortgage Insurance Regulation.” In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation, and pension and welfare benefits regulation, can also significantly affect the insurance industry.

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

The Dodd-Frank Act also established a Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies, which may include insurance companies, deemed systemically significant to stricter prudential standards and other requirements and to subject such companies to a special orderly liquidation process outside the federal Bankruptcy Code, administered by the Federal Deposit Insurance Corporation. We have not been, nor do we believe we will be, designated as systemically significant by FSOC. FSOC’s potential recommendation of measures to address systemic financial risk could affect our insurance operations. A future determination that we or our counterparties are systemically significant could impose significant burdens on us, impact the way we conduct our business, increase compliance costs, duplicate state regulation and result in a competitive disadvantage.

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

In December 2018, the SEC adopted a final rule related to certain provisions of the Dodd-Frank Act. The new rule requires companies to describe practices and policies pertaining to transactions that hedge, or are designed to hedge, the market value of equity securities granted as compensation to any employee, including officers or directors. The new rule and related disclosures are required in a proxy statement or information statement related to an election of directors and such disclosures should be by category of employee. Likewise, if a company does not have any such practices or policies, disclosure of that fact must be included in such filings. This final rule is effective in proxy statements or information statements during fiscal years beginning on or after July 1, 2019.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Reform Act”) was signed into law. Instead of repealing the Dodd-Frank Act, the Reform Act focused largely on providing relief for smaller banking institutions with total assets below $10 billion and re-defining asset thresholds for a systemically important financial institution. The Reform Act also directs the Director of FIO and the Board of Governors of the Federal Reserve to support increased transparency at global insurance or international standard-setting regulatory or supervisory forums, and to achieve consensus positions with the states through the NAIC prior to taking a position on any insurance proposal by a global insurance regulatory or supervisory forum. We cannot predict the requirements of all of the regulations adopted under the Dodd-Frank Act or the Reform Act, the effect such legislation or regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act and the regulations thereunder, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Changes in tax laws

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The enactment of the new law signified the first major overhaul of the U.S. federal income tax system in more than 30 years. In addition to the law’s corporate income tax rate reduction, several other provisions are pertinent to our financial statements and related disclosures, and will have an impact on our deferred taxes in future years. The TCJA has also had an immediate impact to our capital through a reduction in the statutory admitted deferred tax asset and an impact to certain cash flow scenario testing included in the RBC calculation. Following the reduction in the federal corporate income tax rate, the NAIC revised the factors used for calculating the RBC of insurance companies, which was effective in 2018. The revised factors negatively impacted the RBC ratio of our life insurance subsidiaries by approximately 10 points.

In addition to the changes discussed above pertaining to capital and RBC ratios, the following provisions have the most significant impact:

•	Corporate tax rate;

•	International tax provisions;

•	Policyholder reserves;

•	Capitalization of certain policy acquisition expenses;

•	Dividends received deduction and life insurance company share; and

•	Net operating losses and operations loss deductions.

During 2018, we finalized the accounting for provisions of the TCJA and related guidance, namely through Staff Accounting Bulletin (“SAB”) 118. This guidance was issued by the SEC to provide relief to companies due to the complexities involved in accounting for the TCJA. See note 13 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information. In addition, during 2018 several clarifying and tax guidance related items were issued from the Internal Revenue Service (“IRS”) and the U.S. Department of the Treasury on certain aspects of the TCJA. Although we have finalized the accounting for the TCJA and SAB 118, we are in the process of evaluating these new tax related items and the impact it will have on our results of operations and financial condition. See “Item 1A—Risk Factors—Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.”

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

International Tax Provisions

Prior to the TCJA, a U.S. shareholder was generally not required to include in income the earnings and profits (“E&P”) of a controlled foreign corporation (“CFC”), other than income taxed under Subpart F, until distributed, or repatriated, to the U.S. shareholder. To the extent the U.S. shareholder determined its “pool” of accumulated E&P were positive, any subsequent distributions were taxable to the U.S. shareholder as a dividend when paid.

The TCJA established a participation exemption system for the taxation of foreign income which generally allows for a 100% deduction for dividends received from CFCs, however, income from CFCs still may be included on a U.S. shareholder’s return through Subpart F or Global Intangible Low Taxed Income (“GILTI”)

provisions. As a transition to the new participation exemption system, for the last taxable year of a foreign corporation beginning before January 1, 2018, all U.S. shareholders of any CFC or other foreign corporation that is at least 10% U.S.-owned but not controlled must include in income its pro rata share of the accumulated post-1986 deferred foreign income that was not previously taxed. A portion of that pro rata share of deferred foreign income is deductible depending on whether the deferred foreign income is held in the form of liquid or illiquid assets. The net of the income inclusion and deduction effectively results in a tax of 15.5% and 8% on deferred foreign income held in liquid and illiquid assets, respectively (herein referred to as the “transition tax”). Foreign taxes paid or deemed to have been paid are creditable against the additional liability in the same proportion as the net U.S. income inclusion bears to undistributed E&P of the foreign corporation. Any net increase to the tax liability may be paid over an eight-year period. We included in our 2017 U.S. federal income tax return the effects of this provision, however, it resulted in no current tax liability and no amounts are due to be paid over the eight-year period. Included in our 2017 results is $63 million of tax expense related to the transition tax, offset by $127 million of income tax benefit from the write-off of our shareholder tax liability, which represented the tax liability on book over tax basis differences that would have been owed under old tax law. Together, these items represent a net $64 million tax benefit associated with changes in the international provisions. In 2018, we recorded a tax benefit of $10 million as we refined our calculations of post-1986 foreign E&P, related tax pools and the amounts held in cash and other specified assets. The TCJA provides for an election not to apply net operating losses (“NOL”) deductions against the deferred foreign income recognized as a result of the deemed repatriation.

The TCJA also includes a provision by which a taxpayer can make an election to increase the percentage (but not greater than 100%) of domestic taxable income offset by any pre-2018 unused overall domestic loss (“ODL”) and recharacterized as foreign source income. The provision applies to any ODL generated in a qualified taxable year beginning before January 1, 2018 which has not already been recharacterized. The change in the ODL limitation was a contributing factor to the $258 million release of our valuation allowance during 2017.

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

Prior to the TCJA, changes in the basis for determining life insurance company reserves were taken into account ratably over 10 years. Under the TCJA, the income or loss resulting from a change in method of computing life insurance company reserves will be taken into account consistent with IRS procedures, which provide that negative adjustments are deducted from income in the year of the change whereas positive adjustments are required to be included in income ratably over four taxable years. Per recent IRS guidance, the taxpayer may only effect such a change upon proper filing of an application for a change in tax accounting method. The provision applies to taxable years beginning after December 31, 2017. As these changes relate to temporary differences, there will be no impact on our provision (benefit) for income taxes in the future.

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

Dividends Received Deduction and Life Insurance Company Share

Corporations are allowed a deduction with respect to dividends received from other taxable domestic corporations, referred to as the dividends received deduction (“DRD”). Prior to the TCJA, the amount of the deduction was generally equal to 70% of the dividends received. In the case of any dividends received from a 20% owned corporation, the amount of the deduction was equal to 80% of the dividend received. As a result of the corporate income tax rate reduction from a top rate of 35% to 21%, the bill reduced the 70% DRD to 50% and the 80% DRD to 65%. The treatment of dividends received from a corporation that is a member of the same affiliated group was unchanged.

Life insurance companies are subject to proration rules for certain deductions which could be viewed as funded proportionately out of taxable and tax-exempt income. Similarly, under the proration rules, a life insurance company is allowed a DRD from nonaffiliates in proportion to the company’s share of such dividends, thus excluding the policyholder’s share from the amount of dividends eligible for the DRD. Prior to the TCJA, the determination of the company’s share and policyholder’s share was a complex computation obtained by analyzing the company’s share of net investment income in proportion to the total net investment income for the taxable year. Under the TCJA, the special rules for determining the company’s share for purposes of the DRD were replaced with a universal 70% rate for taxable years beginning after December 31, 2017. This provision did not have an impact on the 2017 financial statements and had an immaterial impact on 2018 results.

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

Under the TCJA, the special rule for life insurance company OLDs was repealed, thus conforming life insurance companies to other non-insurance corporations with regard to the treatment of NOLs. The bill further modified the NOL rules by limiting the NOL deduction to 80% of taxable income (determined without regard to the deduction), for losses arising in taxable years beginning after December 31, 2017. The provision repealed the two-year carryback but provided for indefinite carryovers for losses arising in taxable years beginning after December 31, 2017. This provision has no impact on our existing U.S. NOLs of $1.3 billion as of December 31, 2018. Future NOLs would be limited to 80% utilization in the year of loss, or can be carried forward indefinitely, as there is no expiration period. Property and casualty insurance companies are still subject to the old carryback/carryforward rules.

Mortgage Insurance Regulation

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers, requiring maintenance of a risk-to-capital ratio not to exceed 25:1. GMICO, our primary U.S. mortgage insurance subsidiary, had a risk-to-capital ratio of 12.5:1 and 12.9:1 as of December 31, 2018 and 2017, respectively.

The North Carolina Department of Insurance’s (“NCDOI”) current regulatory framework by which GMICO’s risk-to-capital ratio is calculated differs from the capital requirements of the GSEs as discussed under “—Other U.S. regulation.”

The NAIC established a Mortgage Guaranty Insurance Working Group (the “MGIWG”) to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the NAIC’s Mortgage Guaranty Insurance Model Act (the “MGI Model”). The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; (vi) prohibitions on captive reinsurance arrangements; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” The MGIWG is currently working on the development of the mortgage guaranty insurance capital model, which is needed to determine the RBC and loan-level capital standards for the amended MGI Model. At this time, we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI, our primary domiciliary regulator, is required for contingency reserve releases when loss ratios exceed 35%. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us. The statutory contingency reserve for our U.S. mortgage insurers was approximately $1,591 million as of December 31, 2018.

Federal regulation

In addition to federal laws directly applicable to mortgage insurers, the laws and regulations applicable to mortgage originators and lenders, purchasers of mortgage loans such as Freddie Mac and Fannie Mae, and governmental insurers such as the FHA and VA indirectly affect mortgage insurers. For example, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance, or the way in which such laws and regulations are interpreted or applied, may have a material effect on private mortgage insurers. Legislation or regulation that increases the number of people eligible for FHA or VA mortgages could have a materially adverse effect on our ability to compete with the FHA or VA.

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

Other U.S. regulation

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The financial requirements of PMIERs mandate that a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The operational PMIERs requirements include standards that govern the relationship between the GSEs and approved insurers and are designed to ensure that approved insurers operate under uniform guidelines, such as claim processing timelines. They include quality control requirements that are designed to ensure that approved insurers have a strong internal risk management infrastructure that emphasizes continuous process improvement and senior management oversight. The GSEs subsequently issued revisions to PMIERs, referred to as “PMIERs 2.0,” on September 27, 2018 with an effective date of March 31, 2019.

As of December 31, 2018, we estimate our U.S. mortgage insurance business had available assets of approximately 129% of the required assets under the current PMIERs compared to approximately 121% as of December 31, 2017. As of December 31, 2018 and 2017, the current PMIERs sufficiency ratios were in excess of $750 million and $550 million, respectively, of available assets above the PMIERs requirements. The increase during 2018 was driven, in part, by positive operating cash flows and the reduction in delinquent loans. If PMIERs 2.0 had been effective as of December 31, 2018, we estimate that GMICO’s sufficiency ratio would have been approximately 120%, or more than $550 million of available assets above the PMIERs 2.0 requirements. This difference is primarily due to the elimination of any credit for future premiums in PMIERs 2.0 that had previously been allowed on insurance policies written in 2008 or earlier.

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

Under PRMHIA, the regulations establish the following criteria that a mortgage must meet in order to be insured:

•	a maximum mortgage amortization of 25 years;

•	insurance of mortgages limited to loans with a loan-to-value of 95% or less;

•	minimum down payment of 10% required for house prices above CAD$500,000;

•	insurance of purchase mortgages only;

•	insurance of mortgages for investment properties limited to 80% or less;

•	capping the maximum gross debt service ratios at 39% and total debt service ratios at 44%;

•	capping home purchase price to less than CAD$1 million; and

•	setting a minimum credit score of 600.

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

Effective July 1, 2016, bulk mortgage insurance is only available on mortgages used in the CMHC securitization programs and is prohibited on mortgages used in private securitizations after a phase-in period. In addition, effective November 30, 2016, additional regulatory changes were implemented that prohibit insuring bulk refinances and most investor mortgages originated by lenders on or after October 17, 2016. While there was a one-time increase in bulk insurance volumes in the first quarter of 2017 primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016, bulk insurance volumes have decreased, principally attributable to lower demand due in part to these regulatory changes.

Certain jurisdictions in Canada have introduced measures focused on housing markets. On July 25, 2016, in an effort to improve housing affordability, the British Columbia government introduced a plan that included an additional land transfer tax on foreign buyers of property in Metro Vancouver. In addition, on February 20, 2018, the British Columbia government released a plan to further address housing affordability in the province. Among other measures, the plan included an increase and expansion of the existing foreign buyer’s tax and the introduction of a speculation tax applicable to both foreign and domestic buyers. On April 20, 2017, the Ontario Government released its Fair Housing Plan designed to temper the real estate market. The plan included a non-resident speculation tax that targets affordability in the purchase and rental housing markets in the Greater Toronto Area and surrounding areas. Following these housing policy changes, home sales have decreased in British Columbia and Ontario.

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

On January 1, 2017, the capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers” became effective. The advisory provides a standard framework for determining the capital requirements for residential mortgage insurance companies. Under this regulatory capital framework, the OSFI Supervisory MCT target and PRMHIA requirement are both 150%. As of December 31, 2018, our MCT ratio under the framework was approximately 172%, which was above the supervisory target. The framework is more risk sensitive than the prior framework and incorporates additional risk attributes, including credit score, remaining amortization and outstanding loan balance. The advisory includes supplementary capital requirements on new business in areas where home prices are high relative to borrower incomes upon origination.

On August 9, 2018, OSFI released the guideline “Mortgage Insurer Capital Adequacy Test” (“MICAT”), which was effective January 1, 2019 and replaces the current advisory and MCT Guideline. The OSFI supervisory MICAT target ratio and the minimum MICAT ratio under PRMHIA remain at 150% for 2019. The MICAT primarily consolidates existing guidance and is not expected to have a material impact on regulatory capital. The primary changes include a 5% increase of the total asset requirement relative to the current calculation, elimination of the requirement to use updated 2016 credit scores for 2015 and prior books in the calculation of the total asset requirement and a transitional arrangement that provides a phase-in period for the increased capital required for insurance risk on outstanding insured mortgages at December 31, 2018. We expect that in 2019, the impact of the elimination of the 2016 credit score update should more than offset the 5% increase in the total asset requirement on existing insurance in-force. We were fully compliant with MICAT on the effective date of January 1, 2019.

On October 17, 2017, OSFI released the final version of Guideline B-20 Residential Mortgage Underwriting Practices and Procedures (the “B-20 Guideline”), which applies to all federally-regulated financial institutions that are engaged in residential mortgage underwriting and/or the acquisition of residential mortgage loan assets in Canada. The guideline was effective January 1, 2018, and requires enhanced underwriting practices for all uninsured mortgages, including the application of a qualifying mortgage rate stress test. The B-20 Guideline does not directly impact the regulatory requirements for our mortgage insurance business in Canada, as it is governed by OSFI’s Guideline B-21 Residential Mortgage Insurance Underwriting Practices and Procedures. Based on housing resale activity and mortgage origination volume in 2018, we believe the B-20 Guideline reduced the total 2018 mortgage originations in Canada by approximately 10% to 15% as compared to 2017 levels, including a decline of approximately 5% in the high loan-to-value market size in Canada in 2018 even though qualifying insured mortgages have been subject to a similar mortgage rate stress test since October 17, 2016.

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

APRA also sets minimum capital levels and monitors corporate governance requirements, including the risk management strategy for our Australian mortgage insurance business. In this regard, APRA reviews our management, controls, processes, reporting and methods by which all risks are managed, including an annual financial condition report and an annual report on insurance liabilities by an appointed actuary. APRA also requires us to submit our risk and reinsurance management strategy, which outlines the use of reinsurance in Australia, annually and more frequently if there are material changes.

In setting minimum capital levels, APRA requires mortgage insurers to ensure they have sufficient capital to withstand a hypothetical three-year stress loss scenario defined by APRA. APRA’s prudential standards provide for increased mortgage insurers’ capital requirements for insured loans that are considered to be non-standard. Non-standard mortgages are generally those loans where the lender has not formally verified the borrower’s income and employment or where the borrower has not passed standard credit checks. Non-standard mortgages accounted for approximately 1% of our insurance in-force as of December 31, 2018 in our mortgage insurance business in Australia. APRA also imposes quarterly reporting obligations on mortgage insurers with respect to risk profiles, reinsurance arrangements and financial position. We evaluate the capital position of our mortgage insurance business in Australia in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process (“ICAAP”) as the framework to ensure that our

Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of December 31, 2018, our PCA ratio was 194%, which is above APRA’s capital holding requirements.

In addition, APRA determines the capital requirements for ADIs and has reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with a loan-to-value ratio above 80%. APRA’s prudential standards currently set out a number of circumstances in which a loan may be considered to be non-standard from an ADI’s perspective. The capital levels for Australian IRB ADIs are determined by their APRA-approved IRB models, which may or may not allocate capital credit for LMI. We believe that APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk, so we do not believe that the IRB ADIs currently benefit from an explicit reduction in their capital requirements for mortgages covered by mortgage insurance. APRA’s prudential standards also provide that LMI on a non-performing loan (90 days plus arrears) protects most ADIs from having to increase the regulatory capital on the loan to a risk-weighting of 100%. These prudential standards include a definition of an “acceptable” mortgage insurer and eliminate the reduced capital requirements for ADIs in the event that the mortgage insurer has contractual recourse to the ADI or a member of the ADI’s consolidated group.

In December 2017, the Basel Committee released its revised framework. Given the broad reach and complexity of the latest Basel reforms, APRA has stated it will give due consideration to appropriate adjustments to the implementation of these reforms to reflect Australian conditions. APRA has stated that it expects to finalize proposed changes to its suite of prudential standards in 2019.

In March 2017, APRA announced changes to reinforce sound mortgage lending practices, focusing on slowing investor growth and limiting the flow of new interest-only lending. These changes resulted in a decline in new insurance written volumes in 2017 and 2018. In December 2018, APRA announced its intention to remove the investor loan growth and interest-only lending benchmarks effective January 1, 2019, subject to certain assurances from ADIs as to the strength of their lending standards.

APRA has the power to impose restrictions on the ability of our Australian mortgage insurance business to declare and pay dividends based on a number of factors, including the impact on the minimum regulatory capital ratio of that business.

On November 30, 2017, the Australia Government announced the establishment of a Royal Commission that will consider the conduct of Australia’s Banking, Superannuation and Financial Services industry and to further ensure its financial system is working efficiently and effectively. The Royal Commission delivered its final report on February 4, 2019. At this time, it is too early to determine what impact, if any, the outcome of this Royal Commission will have on our mortgage insurance business in Australia.

On August 3, 2018, the Australian Government’s Productivity Commission released its final report on Competition in the Australian Financial System, which included findings and recommendations related to mortgage insurance. The government has not yet provided a timeframe on when it will release its response. At this time, it is too early to determine what impact, if any, the outcome of the Productivity Commission’s report and recommendations will have on our mortgage insurance business in Australia.

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

On April 6, 2016, the DOL published its final regulations on the definition of fiduciary for purposes of ERISA and the prohibited transaction rules under the Internal Revenue Code of 1986. The final regulations, among other things, expand the circumstances in which sales personnel, such as insurance agents, are considered fiduciaries with respect to qualified plans and Individual Retirement Accounts. The DOL also issued two new prohibited transaction exemptions (“PTEs”) and amended several other existing PTEs. The final rule, new exemptions and amendments generally became applicable on June 9, 2017, but the DOL provided an initial compliance transition period until January 1, 2018 for certain provisions of the rule. On June 21, 2018, the U.S. Court of Appeals for the Fifth Circuit issued an order vacating the DOL fiduciary rule. It is possible, however, that the vacated fiduciary rule may be modified and reinstated or otherwise replaced at some point in the future. Therefore, it is not possible to predict what the impact, if any, the new rules may have on our insurance companies, our financial condition or results of operations.

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

Cybersecurity

In October 2018, the SEC issued a report of investigation regarding certain cybersecurity frauds perpetrated against public companies and internal control requirements. Although the SEC determined not to pursue enforcement, the SEC did emphasize the importance of maintaining a system of internal control to mitigate the escalating risks associated with cybersecurity threats. Furthermore, the SEC stressed that companies need to devise and maintain internal controls that reasonably safeguard company and investor assets from cybersecurity frauds, which includes: (i) ensuring transactions are executed in accordance with management’s general and specific authorization; and (ii) access to assets is permitted only in accordance with management’s general or specific authorization. Finally, in light of the ever-growing threats from cybersecurity fraud, internal controls may need to be reassessed or strengthened, and employee training should be enhanced to educate all employees of these threats.

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

The area of cybersecurity has also come under increased scrutiny by insurance regulators. For example, New York’s cybersecurity regulation, discussed further below, for financial services institutions, including banking and insurance entities, under its jurisdiction became effective on March 1, 2017, and is being implemented in stages. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. In addition, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”) on October 24, 2017, which is similar to New York’s cybersecurity regulation and establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law imposes significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems.

In March 2017, the New York State Department of Financial Services (“NYDFS”) issued a cybersecurity regulation specific to financial services companies. The intent of the regulation was to allow cybersecurity programs to match the relevant risks while keeping pace with technological advances and was designed to promote the protection of customer information as well as the information technology systems of companies. This regulation requires company’s cybersecurity programs to include; access privileges, application security, policies and procedures for the disposal of nonpublic information, regular cybersecurity awareness training, encryption of nonpublic information and an incident response plan. The incident response plan should be designed to respond to and recover from any cybersecurity event materially affecting the confidentiality, integrity or availability of the company’s information system in a timely manner. Notice of a cybersecurity event needs to occur as quickly as possible but no later than 72 hours from the determination of the cybersecurity event. Companies shall also implement and maintain written policies approved by a senior officer of the company to protect its information systems and nonpublic information, appoint a chief information security officer and perform periodic risk assessments.

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

The California Consumer Privacy Act of 2018 (the “CCPA”) was signed into law on June 28, 2018, and amended shortly thereafter on September 12, 2018. The CCPA grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as a right to have a business delete their personal information (with some exceptions). Its definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the United States. Failure to comply with the CCPA risks regulatory fines, and the law grants a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. The CCPA is expected to become operational on January 1, 2020, but California’s Attorney General is expected to delay enforcement actions until six months after a final regulation is promulgated or July 1, 2020, whichever is sooner.

Similar laws and regulations protecting the security and confidentiality of consumer and financial information are also in effect in Canada, Australia and other countries in which we operate.

Employees

As of December 31, 2018, we employed approximately 3,500 full-time and part-time employees.

Directors and Executive Officers

See Part III, Item 10 of this Annual Report on Form 10-K for information about our directors and executive officers.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, without charge, on our website, www.genworth.com, as soon as reasonably practicable after we file or furnish such reports with the SEC. The public may read and copy any electronic materials we file or furnish with the SEC at the SEC’s website, www.sec.gov. Copies of our SEC filed or furnished reports are also available, without charge, from Genworth Investor Relations, 6620 West Broad Street, Richmond, VA 23230.

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

On December 18, 2018, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is Computershare Shareowner Services LLC, P.O. Box 30170, College Station, TX 77842-3170. Telephone: 866-229-8413; 201-680-6578 (outside the United States and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2018.

Strategic Risks

The proposed transaction with China Oceanwide may not be completed or may not be completed within the timeframe, terms or in the manner currently anticipated, which could have a material adverse effect on us and our stock price.

On October 21, 2016, we entered into a definitive agreement with China Oceanwide, under which China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. As part of the transaction, China Oceanwide and/or its affiliates, has additionally committed to contribute an aggregate of $1.5 billion to us over time following consummation of the Merger, with the final amounts of the plan expected to be contributed by December 31, 2019. The transaction and this contribution are subject to the closing of the Merger and the receipt of required regulatory approvals, as well as other closing conditions. The transaction remains subject to required regulatory approvals/clearances under the terms of the existing agreement with China Oceanwide, in Canada and China, along with other closing conditions. See “Item 1—Business—Strategic Update.” In addition, the transaction is conditioned on there not having been a change or the public announcement of a change in the financial strength rating assigned to GMICO to below “BB (negative outlook)” by S&P that is primarily and directly attributable to the actions or inactions by Genworth, its affiliates or their respective representatives that do not relate to an “excluded effect” (as defined in the Merger Agreement), or an adverse change in the condition (financial or otherwise) of GMICO and its businesses not resulting from or arising out of an excluded effect.

There are numerous risks related to the transaction, including the following:

•

the risk that the parties will not be able to obtain the required regulatory approvals or clearance or that the regulatory process may further delay the transaction beyond March 15, 2019 (and either or both of the parties may not be willing to further waive their end date termination rights beyond March 15, 2019) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals or clearances (including those conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable);

•	the risk that the parties will not be able to obtain other regulatory approvals, including in connection with a potential alternative funding structure or the current geo-political environment;

•	the parties’ inability to obtain any necessary regulatory approvals or clearances for the post-closing capital plan;

•	the risk that a closing condition of the transaction may not be satisfied;

•	existing and potential legal proceedings may be instituted against us that may delay the transaction, make it more costly or ultimately preclude it;

•	the risk that the proposed transaction disrupts Genworth’s current plans and operations as a result of the announcement and consummation of the transaction;

•	certain restrictions during the pendency of the transaction that may impact Genworth’s ability to pursue certain business opportunities or strategic transactions;

•	continued availability of capital and financing to Genworth before, or in the absence of, the consummation of the transaction;

•	further rating agency actions and downgrades in Genworth’s debt or financial strength ratings;

•	changes in applicable laws or regulations;

•	our ability to recognize the anticipated benefits of the transaction;

•

the amount of the costs, fees, expenses and other charges related to the transaction, including costs and expenses related to conditions imposed in connection with regulatory approvals, which may be material;

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

There is no assurance that the conditions to the transaction will be satisfied in a timely manner, on the terms set forth in our existing agreement with China Oceanwide or at all. If the transaction is not completed, we would likely suffer a number of consequences that could adversely affect our stock price, business, results of operations and financial condition, including:

•

greater difficulty in stabilizing our U.S. life insurance businesses, which would negatively impact our strategy of increasing the liquidity of the holding company and isolating long-term care insurance risks from the rest of our businesses;

•

increased pressure on and potential further downgrades of our debt and financial strength ratings, particularly for our mortgage insurance businesses, which could have an adverse impact on our mortgage insurance businesses;

•	a negative impact on our holding company liquidity and ability to reduce, service and/or refinance our holding company debt; and

•

we likely would pursue strategic alternatives that would materially impact our business, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business.

Potential consequences of these risks would likely include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Genworth’s consolidated financial condition, results of operations, credit ratings or liquidity.

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

We cannot be sure we will be able to successfully execute on any of our strategic plans to effectively address our current business challenges (including with respect to stabilizing our U.S. life insurance businesses, debt obligations, cost savings, ratings and capital), including as a result of: (a) a failure to complete the China Oceanwide transaction or the inability to pursue alternative strategic plans pending the transaction; (b) an inability to continue to sell long-term care insurance policies; (c) an inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner and on anticipated terms; (d) an inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required; (e) a failure to obtain any required regulatory, stockholder, noteholder approvals and/or other third-party approvals or consents for such alternative strategic plans; (f) our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; (g) an inability to achieve anticipated cost-savings in a timely manner; and (h) adverse tax or accounting charges.

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

We may decide to take additional measures to increase our financial flexibility, in the absence of the China Oceanwide transaction, including issuing equity at Genworth Financial which would be dilutive to our shareholders, or additional debt at Genworth Financial or Genworth Holdings (including debt convertible into equity of Genworth Financial), which could increase our leverage. The availability of any additional debt or equity funding will depend on a variety of factors, including, market conditions, regulatory considerations, the general availability of credit and particularly, to the financial services industry, our credit ratings and credit capacity and the performance of and outlook for our company and our businesses. Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice and when the demand for additional funding in the market is high. Our access to funding may be further impaired by our credit or financial strength ratings and our financial condition. See “—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”

We may be unable to maintain or increase the capital needed in our businesses in a timely manner, on anticipated terms or at all, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required.

Additional capital has been provided in the past, and if conditions require we expect additional capital could be provided in the future, to our mortgage insurance businesses as necessary (and to the extent we determine it is appropriate to do so) to meet regulatory or GSE capital requirements, comply with rating agency criteria to maintain ratings and provide capital and liquidity buffers for these businesses to operate and meet unexpected cash flow obligations. We may not be able to fund or raise the required capital as and when required and the amount of capital required may be higher than anticipated, particularly in the absence of the China Oceanwide transaction. Our inability to fund or raise the capital required in the anticipated timeframes and on the anticipated terms, could have a material adverse impact on our business, results of operations and financial condition, including causing us to reduce our business levels or be subject to a variety of regulatory actions. See “—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”

Our U.S. life insurance businesses are currently unable to pay dividends to the holding company due to the capital needs of these businesses.

In addition, we intend to continue to support the increased capital needs of our U.S. mortgage insurance business resulting from PMIERs and any further support that might be necessary under PMIERs 2.0. As of December 31, 2018 and 2017, our U.S. mortgage insurance business met the current PMIERs financial and operational requirements, and holds a reasonable amount in excess of the financial requirements. In order to continue to provide a prudent level of financial flexibility in connection with the current PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, our U.S. mortgage insurance business may be required, particularly in the absence of the China Oceanwide transaction, to execute future capital transactions, including additional reinsurance transactions and contributions of holding company cash. See “—If we are unable to continue to meet the requirements mandated by PMIERs or PMIERs 2.0 because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

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

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are paid, experience changes or policies lapse. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions and methodologies we have used in pricing our products and calculating our reserves. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserves, results of operations and financial condition. Many factors, and changes in these factors, can affect future experience, including, but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience (including type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured mortality (i.e., life expectancy or longevity); insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); future premium rate increases and associated benefit reductions; expenses; and doctrines of legal liability and damage awards in litigation. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. For information regarding adequacy of reserves specifically related to our long-term care insurance, life insurance and annuities businesses, see “—We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.”

We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which we make the determination. The amounts of such increases may be significant and this could materially adversely affect our results of operations and financial condition.

For additional information on reserves, including the financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

If the models used in our businesses are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse impact on our business, results of operations and financial condition.

We employ models to, among other uses, price products, calculate reserves, value assets and generate projections used to estimate future pre-tax income, such as the timing of the recognition of earned premium in our mortgage insurance businesses that offer single premium insurance contracts, and to evaluate loss recognition testing, as well as to evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions that do not adequately reflect recent experience and relevant industry data, and may not operate as intended. In addition, from time to time we seek to improve certain actuarial and financial models, and the conversion process may result in material changes to assumptions and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models often increase when we change assumptions and/or methodologies, add or change modeling platforms or implement model changes under time constraints. These risks are exacerbated when the process for assumption changes strains our overall governance and timing around our financial reporting. We intend to continue developing our modeling capabilities in our various businesses, including for our long-term care insurance projections where we migrated substantially all of our retained long-term care insurance business to a new modeling system in 2016 and 2017. The new modeling system values and forecasts associated liability cash flows and policyholder behavior at a more granular level than our previous system. The new modeling system is intended to segregate and refine assumptions based upon healthy and disabled insured lives, as compared to our total insured lives estimate we have historically used. During or after the implementation of these enhancements, we may discover errors or other deficiencies in existing models, assumptions and/or methodologies. Moreover, we may either use additional, more granular and more detailed information we expect to receive through enhancements in our reserving and other processes or we may employ more simplified approaches in the future, either of which may cause us to refine or otherwise change existing assumptions and/or methodologies and thus associated reserve levels, which in turn could have a material adverse impact on our business, results of operations and financial condition.

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

As of December 31, 2018, we had $3.5 billion of unearned premiums, of which $1.5 billion and $1.1 billion related to our mortgage insurance businesses in Canada and Australia, respectively. We regularly review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income (loss). For example, our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. This adjustment resulted in a decrease to earned premiums of $468 million, an increase to unearned premiums of $468 million, a decrease to DAC amortization of $18 million, and an unfavorable adjustment to net income (loss) of $152 million, net of taxes and noncontrolling interests. As a result of these changes, earned premiums and amortization of DAC increased in 2018 and are expected to remain at this higher level over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. Our mortgage insurance business in Australia completed its 2018 premium earnings pattern review in the fourth quarter of 2018 and concluded that no changes to the premium recognition factors were required. Although we did not have a similar adjustment in 2018, our expected pattern of risk emergence for our mortgage insurance businesses in Canada and Australia is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Therefore, actual future experience that is different than expected loss development or policy cancellations could result in further material increases or decreases in the recognition of earned premiums, increases or decreases in unearned premiums and additional after-tax charges to operating results depending on the magnitude of the difference between actual and expected experience.

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

For example, we have increased our reserves for our long-term care and/or life insurance products following completion of our annual review of assumptions in 2018, 2017 and 2016, which have materially impacted our results of operations. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for additional information. Increases to our reserves may, among other things, limit our ability to execute our alternative strategic plans if the proposed transaction with China Oceanwide is not completed; reduce our liquidity; and adversely impact our debt or financial strength ratings. Any of these results could have a material adverse impact on our business, results of operations and financial condition.

The risk that our claims experience may differ significantly from our valuation assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years, or decades, after both pricing and locked-in valuation assumptions have been established. For example, among other factors, changes in economic and interest rate risk, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, may have a material adverse impact on our future claims trends. Moreover, long-term care insurance does not have the extensive claims experience history of life insurance. As a consequence, given that recent experience will represent a larger proportion of total experience, our long-term care insurance assumptions will be more heavily influenced by recent experience. It follows that our ability to forecast future claim costs for long-term care insurance is more limited than for life insurance. For additional information on our long-term care insurance reserves, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

Our loss recognition testing for our long-term care insurance products is reviewed in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. Our long-term care insurance business, excluding the acquired block, has positive margin and is highly dependent on the assumptions we have regarding our ability to successfully implement our in-force management strategy involving premium increases and associated benefit reductions. As of December 31, 2018, the assumption for future in-force rate actions (anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed) increased our margin on our long-term care insurance, excluding the acquired block, by approximately $6.2 billion. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income (loss) to the extent the margin was reduced below zero. The margin of our long-term care insurance block, excluding the acquired block, decreased from a range of approximately $0.4 billion to $0.8 billion as of December 31, 2017 to approximately $0.3 billion to $0.6 billion as of December 31, 2018 primarily from moderately higher expected future claims, mostly offset by an increase in expected benefits of in-force rate actions. Our assumptions are sensitive to slight variability in actual experience and small changes in assumptions could result in the margin of our long-term care insurance block, excluding the acquired block to decrease to at/or below zero in future years. To the extent, based on reviews, our margin is negative, we would be required to recognize a loss, by amortizing more DAC and/or establishing additional benefit reserves, the impact of which may be material. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition. We include future in-force rate actions in our loss recognition testing which includes assumptions for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed). A change in the expected amount of increased premiums and associated benefit reductions would impact the results of our long-term care insurance margin testing, whereby any unexpected reduction in the amount of future in-force rate actions would negatively impact our margins and could result in a premium deficiency which would have a materially adverse effect on our results of operations, capital levels, RBC and financial condition. There is no guarantee that we will be able to obtain regulatory approval for the future in-force rate actions we have assumed in connection with our loss recognition testing. Favorable impacts on our margin from in-force rate actions would primarily impact our long-term care insurance block, excluding the acquired block. Our acquired block would not benefit significantly from future in-force rate actions as it is older. For our acquired block of long-term care insurance, the impacts of any adverse changes in assumptions are more likely to be recorded as a loss as our margin for this block has been zero in the past and currently has a relatively thin margin of approximately $200 million to $400 million as of December 31, 2018, an increase from December 31, 2017 when the margin was approximately $100 million to $200 million.

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

However, aggregated cash flow testing for GLICNY in 2017 resulted in incremental negative margin of approximately $400 million. As a result, GLICNY recorded an additional $188 million of statutory reserves in the fourth quarter of 2017. Following its recording of the additional statutory reserves in the fourth quarter of 2017, GLICNY had a remaining asset adequacy deficit of approximately $302 million, which was previously agreed with the NYDFS to phase in over a two-year period. During 2018, the NYDFS approved a previously filed in-force rate increase. Therefore, we incorporated this approved in-force rate increase along with other assumption and methodology updates into our 2018 cash flow testing. As a result, no incremental additional asset adequacy analysis reserves were recorded for the year ended December 31, 2018. The NYDFS currently does not allow in-force rate increases for long-term care insurance business to be used in asset adequacy analysis until such increases have been approved.

As a part of our cash flow testing process for our non-New York domiciled life insurance subsidiaries, we consider incremental benefits from expected future in-force rate actions that would help mitigate the impact of deteriorating experience. There is no guarantee that we will be able to obtain regulatory approval for the future in-force rate actions we assumed in connection with our cash flow testing for our non-New York life insurance subsidiaries. A need to significantly further increase statutory reserves could have a material adverse effect on our business, results of operations and financial condition. For additional information regarding impacts to statutory capital as a result of reserve increases, see “—An adverse change in our regulatory requirements, including risk-based capital, could have a material adverse impact on our results of operations, financial condition and business.”

During 2018, 2017 and 2016, we also established $120 million, $284 million and $76 million, respectively, of additional statutory reserves resulting from updates to our universal and term universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries.

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

For our long-term care insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products. This risk is particularly significant in our long-term care insurance business because we do not have the experience history that we have in many of our other businesses. As a result, our ability to predict persistency and resulting benefit experience for long-term care insurance is more limited than for many other products. A significant number of our long-term care insurance policies have experienced higher persistency than we had originally assumed, which has resulted in higher claims and an adverse effect on the profitability of that business. In addition, the impact of inflation on claims could be more pronounced for our long-term care insurance business than our other businesses given the “long tail” nature of this business. To the extent inflation causes these health care costs to increase, we will be required to increase our claim reserves which would also negatively impact our loss recognition testing results and could result in a premium deficiency. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in our underpricing of the risks we insure.

The risk that our lapse experience may differ significantly from our valuation assumptions is significant for our term life and term universal life insurance policies. These policies generally have a level premium period for a specified period of years (e.g., 10 years to 30 years) after which the premium increases, which may be significant. The level premium period for a significant portion of our term life insurance policies will end in the next few years and policyholders may lapse with greater frequency than we anticipated in our reserve assumptions. In addition, it may be that healthy policyholders are the ones who lapse (as they can more easily replace coverage at a lower cost), creating adverse selection where less healthy policyholders remain in our portfolio. If the frequency of lapses is higher than our reserve assumptions, we would experience higher DAC amortization and lower premiums and could experience higher benefit costs. We have somewhat limited experience on which to base both the lapse assumption and the mortality assumption after the end of the level premium period, which increases the uncertainty associated with our assumptions and reserve levels. However, we have experienced both a greater frequency of policyholder lapses and more severe adverse selection, after the level premium period, and this experience could continue or worsen. Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we expect to experience volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year level premium period business written in 1999 and 2000.

For example, in 2018 and 2017, we experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year level premium period term life insurance blocks entering their post-level guaranteed premium rate periods. We anticipate this trend will continue with accompanying higher DAC amortization and lower profitability as larger blocks reach the end of their level premium periods through 2020, especially for our 2000 block, and will continue as our other blocks reach their post guaranteed level premium rate period. In addition, the margin on our term and whole life insurance products, excluding our acquired block, and our acquired block of term and whole life insurance products is relatively thin, with a combined margin of approximately zero to $500 million as of December 31, 2018. Any adverse changes in our assumptions are therefore more likely to result in the combined margin of our term and whole life insurance products to decrease below zero in future years. To the extent, based on reviews, our margin is negative, for either our term and whole life insurance products, excluding our acquired block, or our acquired block of term and whole life insurance products, we would be required to recognize a loss, by amortizing more DAC and/or present value of future profits (“PVFP”) as well as the establishment of additional future policy benefit reserves if the DAC and/or PVFP was fully written off. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or PVFP or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition. For additional information on our term life insurance reserves, including select sensitivities, see “—Critical Accounting Estimates—Insurance liabilities and reserves.”

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

In our long-term care insurance products, projected profits followed by projected losses are anticipated to occur because U.S. GAAP requires that original assumptions be used in determining reserves for future policy claims unless and until a premium deficiency exists. Our existing locked-in reserve assumptions do not include assumptions for premium rate increases and associated benefit reductions, which if included in reserves, could reduce or eliminate future projected losses. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years, currently expected to be through 2032, by the amounts necessary to offset losses in later years. As of December 31, 2018 and 2017, we accrued future policy benefit reserves of $110 million and $102 million, respectively, in our consolidated balance sheet for profits followed by losses in our long-term care insurance business. The accrual was impacted by the reserve pattern and present value of expected future losses and is updated annually at the time in which we perform loss recognition testing. The amount required to accrue for additional future policy benefits in the profitable years may be significant and this could materially adversely affect our results of operations and financial condition. For additional information, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Future policy benefits.”

Our valuation of fixed maturity, equity and trading securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations which could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

We report fixed maturity, equity and trading securities at fair value on our consolidated balance sheets. These securities represent the majority of our total cash, cash equivalents, restricted cash and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. Valuations use inputs and assumptions that are less observable or require greater estimation, as well as valuation methods that are more complex or require greater estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unanticipated interest rate, external macroeconomic, credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Risks Relating to Economic, Market and Political Conditions

Downturns and volatility in global economies and equity and credit markets could materially adversely affect our business and results of operations.

Our results of operations are materially affected by the state of the global economies in which we operate and conditions in the capital markets we access. Factors such as high unemployment, low consumer spending, low business investment, high government spending, home price appreciation or depreciation, the volatility and strength of the global capital markets, and inflation all affect the business and economic environment and, ultimately, the demand for and terms of our products and results of operations of our business. In the past, a recessionary state and the volatility of many economies fueled uncertainty and downturns in global markets and contributed to increased volatility in our business and results of operations. This uncertainty and volatility has impacted, and may impact in the future, the demand for certain financial and insurance products. As a result, we may experience an elevated incidence of claims and lapses or surrenders of policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

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

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders). We may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and some contracts have guaranteed minimum interest crediting rates. As a result, historic low interest rates in the past have adversely impacted our business and profitability, and if interest rates decline to previous historic lows, our future profitability and business would be adversely impacted.

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

Our life insurance, long-term care insurance and fixed annuity products, as well as our guaranteed benefits on variable annuities, also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products and may increase hedging costs on our in-force block of variable annuity products. A low interest rate environment negatively impacts the sufficiency of our margins on both our DAC and PVFP. If interest rates return to historic lows and remain there for a prolonged period, it could result in an impairment of these assets, and may reduce funds available to pay claims, including life and long-term care insurance claims, requiring an increase in our reserve liabilities, which could be significant (as has been the case with our long-term care and life insurance businesses in the past). In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support amounts of statutory reserves. In addition, our insurance and annuity products are sensitive to inflation rate fluctuations. For example, a sustained increase in the inflation rate may result in an increase in nominal market interest rates. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

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

In the past, low commodity prices, particularly oil, have resulted in a rise in unemployment in countries and certain regions within those countries where we conduct business. The adverse economic conditions in these countries and certain regions within those countries could deteriorate like we have experienced in the past which could impact the broader economies in those countries as well as the global economy, resulting in higher delinquencies as well as declines in home prices, which could have an unfavorable impact on the results of our operations for those businesses affected.

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

The results of our international operations are denominated in local currencies, and because we derive a significant portion of our income from our international operations, our results of operations could be adversely affected to the extent the dollar value of foreign currencies is reduced due to a strengthening of the U.S. dollar. We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2018 and 2017, approximately 10% of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our international operations into our consolidated financial statements. We currently do not hedge this exposure, other than for dividend and other expected cash payments from our Canadian and Australian mortgage insurance businesses, and, as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States. Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial condition and results of operations.

See “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about foreign currency risk.

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

•	establishing and revising statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving premium increases and associated benefit reductions;

•	evaluating enterprise risk to an insurer;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates;

•	regulating the types, amounts and valuation of investments;

•	restricting the types of insurance products that may be offered; and

•	imposing insurance eligibility criteria.

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

In addition, the FHFA, the regulatory body of the Federal Home Loan Banks (“FHLBs”), issued its final rule that amended its regulation on FHLB membership on January 12, 2016, with an effective date of February 19, 2016. FHLB membership provides a low-cost alternative funding source for our businesses. Changes in these laws and regulations, or in interpretations thereof in the United States, can be made for the benefit of the consumer, or for other reasons, at the expense of the insurer and thus could have a material adverse effect on our financial condition and results of operations. These FHFA regulations also impose general eligibility requirements for FHLB membership which, if not met, would render an institution ineligible for FHLB membership. Under these provisions an insurance company member must, among other things, meet certain financial condition requirements under the FHFA regulations. The FHLB could determine that the financial condition of one of our insurers is such that the FHLB deems it is not safe to make advances to the insurer, which would effectively eliminate a funding source for our businesses.

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

Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, or the addition of state regulatory supervision, rehabilitation, seizure or liquidation. The RBC ratio of our U.S. life insurance subsidiaries has declined over the past few years as a result of statutory losses driven by increases in our statutory reserves, including results of Actuarial Guideline 38 (statutory reserve requirements for universal life insurance contracts with secondary guarantees), cash flow testing and assumption reviews (particularly in our long-term care insurance business). Any future statutory losses would further decrease the RBC ratio of our U.S. life insurance subsidiaries.

Our U.S. mortgage insurers are not subject to the NAIC’s RBC requirements but are required by certain states and other regulators to maintain a certain risk-to-capital ratio. In addition, PMIERs includes financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The failure of our U.S. mortgage insurance subsidiaries to meet their regulatory requirements, and additionally the PMIERs financial requirements, could limit our ability to write new business. For further discussion of the importance of financial requirements to our U.S. mortgage insurance subsidiaries, see “—If we are unable to continue to meet the requirements mandated by PMIERs or PMIERs 2.0 because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” and “—Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived, would result in restrictions or prohibitions on our doing business and could have a material adverse impact on our results of operations.”

Additionally, our international insurance subsidiaries also have minimum regulatory requirements which vary by country. For example, on August 9, 2018, the Canadian regulator, OSFI, released the guideline MICAT, which was effective for us on January 1, 2019. MICAT replaces the current advisory and MCT guideline and the MICAT target ratio and the minimum MICAT ratio under PRMHIA remains at 150% for 2019.

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

If we are unable to continue to meet the requirements mandated by PMIERs or PMIERs 2.0 because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements as noted above, each GSE adopted PMIERs effective December 31, 2015. The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high loan-to-value mortgages. The GSEs may amend or waive PMIERs at their discretion. For example, the GSEs issued revisions to PMIERs, referred to as “PMIERs 2.0,” on September 27, 2018 with an effective date of March 31, 2019.

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

Certain states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to its level of risk in-force. While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25:1. If one of our U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, we would generally be required to immediately stop writing new business in the state until the insurer re-establishes the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until we establish an alternative source of underwriting capacity acceptable to the regulator. As of December 31, 2018 and 2017, GMICO’s risk-to-capital ratio was approximately 12.5:1 and 12.9:1, respectively. While it is our expectation that our U.S. mortgage insurance business will continue to meet its regulatory capital requirements, should GMICO in the future exceed required risk-to-capital levels, we would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.

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

The NAIC established the MGIWG to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the MGI Model. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; (vi) prohibitions on captive reinsurance arrangements; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” The MGIWG is currently working on the development of the mortgage guaranty insurance capital model, which is needed to determine the RBC and loan-level capital standards for the amended MGI Model. At this time, we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations or financial condition.

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

United States

In the United States, federal and state regulations affect the scope of our U.S. competitors’ operations, which has an effect on the size of the U.S. mortgage insurance market and the intensity of the competition in our U.S. mortgage insurance business. This competition includes not only other private mortgage insurers, but also U.S. federal and state governmental and quasi-governmental agencies, principally the FHA and the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. Decreases in the maximum loan amounts the GSEs will purchase or guarantee, increases in GSE fees or decreases in the maximum loan-to-value ratio for loans the GSEs will purchase can also reduce demand for private mortgage insurance. Legislative, regulatory or administrative changes could cause demand for private mortgage insurance to decrease. In addition, if the Basel framework rules are implemented in the United States in their proposed form, the rules could discourage the use of mortgage insurance in the United States. See “—Basel Framework” below.

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

Basel Framework

In December 2017, the Basel Committee published the finalization of the post-crisis reforms to the Basel framework. Among other issues, the Basel Committee addressed variability in risk-weighted assets, including residential real estate. Currently national supervisors are considering how to implement these reforms. Because these reforms are not yet implemented by national supervisors, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement the Basel framework in a manner that does not reward lenders for using mortgage insurance on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be materially adversely affected.

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

Additionally, there may be future regulatory, tax or other impacts to existing reserve funding structures and/or future refinancing, which could require us to increase statutory reserves or incur higher operating and/or tax costs. For example, effective January 1, 2017, the NAIC adopted an amended version of AG 48, which was subsequently codified in the Term and Universal Life Insurance Reserve Financing Model Regulation. This regulation becomes effective when formally adopted by the states, however, it is not clear what additional changes or state variations may emerge as the states begin to adopt this regulation. As a result, there is the potential for additional requirements making it more difficult and/or expensive for us to mitigate the impact of Regulations XXX and AXXX. To date, four states have implemented the Term and Universal Life Insurance Reserve Financing Model Regulation, including Virginia, which is the state regulator for GLAIC, one of our principal life insurance subsidiaries.

The Dodd-Frank Wall Street Reform and Consumer Protection Act subjects us to additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations or financial condition.

The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of new implementing rules and regulations, many of which have taken effect, including some provisions that became effective in 2018. For example, in December 2018, the SEC adopted a final rule related to certain provisions of the Dodd-Frank Act. The new rule requires companies to describe practices and policies pertaining to transactions that hedge, or are designed to hedge, the market value of equity securities granted as compensation to any employee, including officers or directors. See “Item 1—Business—Regulation.”

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

On May 24, 2018, the Reform Act was signed into law. Instead of repealing the Dodd-Frank Act, the Reform Act focused largely on providing relief for smaller banking institutions with total assets below $10 billion and re-defining asset thresholds for a systemically important financial institution. The Reform Act also directs the Director of FIO and the Board of Governors of the Federal Reserve to support increased transparency at global insurance or international standard-setting regulatory or supervisory forums, and to achieve consensus positions with the states through the NAIC prior to taking a position on any insurance proposal by a global insurance regulatory or supervisory forum. We cannot predict the requirements of all of the regulations adopted under the Dodd-Frank Act or the Reform Act, the effect such legislation or regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act and the regulations thereunder, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.

Various tax regulations, including but not limited to the TCJA, require the preparation of complex computations, significant judgments and estimates in interpreting their respective provisions. These aspects are inherently difficult to interpret and apply, and the U.S. Treasury Department, the IRS and other standard-setting bodies could interpret these aspects differently than us. In addition, these departments could issue guidance on how provisions of tax regulations and the TCJA should be applied or administered that could be different from our interpretation. Therefore, even though we believe we have applied tax laws and regulations appropriately in our financial statements, including the provisions of the TCJA, it is possible that we have interpreted the rules differently and therefore applied the impacts to our financial results in a way that differs from those of these authoritative bodies. Likewise, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability and results of operations or financial condition. Changes in tax laws and regulations that impact our customers and counterparties or the economy may also impact our financial condition and results of operations. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and/or adversely affect our effective tax rate, tax payments, financial condition and results of operations.

We are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. The ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income (loss), cash flows or operations.

In addition, the TCJA had an immediate impact to our capital through a reduction in the statutory admitted deferred tax asset and an impact to certain cash flow scenario testing included in the RBC calculation. Following the reduction in the federal corporate income tax rate, the NAIC revised the factors used for calculating the RBC of insurance companies, which was effective in 2018. The revised factors increased the required RBC amount, resulting in a further reduction in our life insurance subsidiaries’ RBC ratios. Any reduction in the RBC ratios of our insurance subsidiaries could adversely affect their financial strength ratings, and could materially and adversely impact our financial condition and results of operations.

Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our financial condition and results of operations.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. In addition, the required adoption of future accounting and reporting standards may result in significant costs to implement. For example, new accounting guidance (that is not yet effective for us) related to long-duration insurance contracts and financial instruments could result in increased earnings volatility as well as other comprehensive income (loss). In addition, the implementation of these or other proposals could require us to make significant changes to systems and use additional resources, resulting in significant incremental costs to implement the proposals.

Liquidity, Financial Strength Ratings, Credit and Counterparty Risks

Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.

We need liquidity to pay our operating expenses, interest on our debt, maturing debt obligations and to meet any statutory capital requirements of our subsidiaries. Genworth Holdings currently has approximately $3.6 billion of outstanding debt that matures between 2020 and 2066, including $0.4 billion that matures in 2020 and $1.1 billion that matures in 2021. Our existing cash resources are not sufficient to repay all outstanding debt as it becomes due, and therefore we will be required to rely on a combination of other potential liquidity sources to repay or refinance debt as it becomes due, including existing and future cash resources, new borrowings, such as the Term Loan Genworth Holdings closed in March 2018, and/or other potential sources of liquidity such as issuing additional equity or asset sales. Market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity on favorable terms or at all. Any failure to repay or refinance our debt as it becomes due would have a material adverse effect on our business, financial condition and results of operations.

Due to the delay in the closing of the China Oceanwide transaction, we entered into the Term Loan with an aggregate principal amount of $450 million, which closed in March 2018. Proceeds of $441 million from the Term Loan were used together with $175 million of cash on hand to retire the principal and accrued interest of the May 2018 senior notes. In the absence of the transaction with China Oceanwide, we may need to pursue asset sales to address our debt maturities, including potential strategic sales of our mortgage insurance businesses in Canada and/or Australia. We have and would continue to evaluate options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business.

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

We do not currently have a revolving credit facility at the Genworth Holdings level to provide liquidity. To the extent we need additional funding to satisfy our additional liquidity needs, there can be no assurance that we will be able to enter into a new credit facility on terms (or at targeted amounts) acceptable to us or at all.

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

The payment of dividends and other distributions by our insurance subsidiaries is dependent on, among other things, the performance of the subsidiaries, corporate law restrictions, and insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by the insurance subsidiaries (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to policyholders or contractholders. Moreover, as a consequence of our past adverse financial results, the regulators that have governance over our international mortgage insurance subsidiaries may impose additional restrictions over such subsidiaries using the broad prudential authorities available to the major regulators. Courts typically grant regulators significant deference when considering challenges of an insurance company to a determination by insurance regulators to grant or withhold approvals with respect to dividends and other distributions.

Our liquidity and capital positions are highly dependent on the performance of our mortgage insurance subsidiaries and their ability to pay dividends to us as anticipated. Given the performance of our U.S. life insurance businesses, we do not expect dividends to be paid by these businesses in the foreseeable future. The evaluation of future dividend sources, including determining which businesses will provide such dividends, and our overall liquidity plans are subject to current and future market conditions, among other factors, which are subject to change.

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

•

requiring us to post additional collateral for our derivatives or hedging agreements (including those providing us with protection against certain foreign currency exchange movement, interest rate fluctuation and equity market risk);

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

•

increasing the capital charge associated with affiliated investments within certain of our U.S. life insurance businesses thereby lowering capital and RBC of these subsidiaries and negatively impacting our financial flexibility;

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

Sales of our long-term care insurance products have been negatively impacted by our lower ratings and certain distributor suspensions driven mostly by rating agency actions. We expect that our sales will continue to be adversely impacted by our current ratings. Any further adverse ratings announcements or actions likely would have, or intensify, the adverse impact of the direct or indirect effects discussed above (among others), all of which could have a material adverse impact on our results of operations, financial condition and business.

Under PMIERs, the GSEs have substantially revised their eligibility requirements and no longer primarily base such requirements on maintenance of specific ratings levels. In lieu of ratings criteria, the GSEs, under PMIERs, have adopted new financial requirements. See “—If we are unable to continue to meet the requirements mandated by PMIERs or PMIERs 2.0 because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” for additional information regarding the requirements under PMIERs. However, under PMIERs, the GSEs now require maintenance of at least one rating with a rating agency acceptable to the respective GSEs. Ratings downgrades that result in our inability to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our results of operations and financial condition. Further, our relationships with our mortgage insurance customers may be adversely affected by the ratings assigned to our holding company or other operating subsidiaries which could have a material adverse effect on our business, financial condition and results of operations.

Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our results of operations and financial condition.

We routinely execute reinsurance and derivative transactions with reinsurers, brokers/dealers, commercial banks, investment banks and other institutional clients to mitigate our risks in various circumstances and to hedge various business risks. Many of these transactions expose us to credit risk in the event of default of our counterparty or client or change in collateral value. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot be sure that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. Collateral is often posted by the counterparty to offset this risk, however, we bear the risk that the collateral declines in value or otherwise is inadequate to fully compensate us in the event of a default. We also enter into a variety of derivative instruments, including options and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, and collateral posted, if any, is inadequate, our hedges of the related risk will be ineffective. In addition, if we trigger downgrade provisions on risk-hedging or reinsurance arrangements, the counterparties to these arrangements may be able to terminate our arrangements with them or require us to take other measures, such as post additional collateral, contribute capital or provide letters of credit. Given our current ratings, we are actively engaged with our counterparties and have agreed to terms with most of them concerning our collateral arrangements. In most cases, we have agreed to post excess collateral to maintain our existing derivative agreements. Although we believe this has allowed us to maintain effective hedging relationships with our counterparties, it has added some additional strain on liquidity and there is no assurance that we can maintain these current arrangements in the foreseeable future or at all. For example, some counterparties have indicated that they reserve their rights to take action against us, and one counterparty took action against us during October 2017. This counterparty terminated approximately $800 million in notional value with us, which we re-hedged using financial futures.

We ceded to UFLIC our in-force structured settlements block of business issued prior to 2004, certain variable annuity business issued prior to 2004 and the long-term care insurance assumed from Brighthouse Life

Insurance Company, formerly known as MetLife Insurance Company USA. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements. GE is obligated to maintain UFLIC’s RBC above a specified minimum level pursuant to a Capital Maintenance Agreement. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, it could have a material adverse effect on our financial condition and results of operations. The loss of material risk-hedging or reinsurance arrangements could have a material adverse effect on our financial condition and results of operations.

Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal or interest payments they owe us. As of December 31, 2018, fixed maturity securities of $59.7 billion in our investment portfolio represented 83% of our total cash, cash equivalents, restricted cash and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations, our expected recoveries in the event of a default or circumstances that would require us to sell securities which have declined in value.

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

We distribute our products through a wide variety of distribution methods, including through relationships with key distribution partners (including lender customers of our mortgage insurance businesses). These distribution partners are an integral part of our business model. We are at risk that key distribution partners may merge, change their distribution model affecting how our products are sold, or terminate their distribution contracts or relationships with us. In addition, timing of key distributor adoption of our new product offerings may impact sales of those products. Some distributors have, and in the future others may, elect to terminate or reduce their distribution relationships with us for a variety of reasons, including as a result of our recent financial challenges (including adverse ratings actions). Likewise, in the future, other distributors may terminate or reduce their relationships with us as a result of, among other things, these challenges as well as future adverse developments in our business or adverse rating agency actions or concerns about market-related risks, commission levels or the breadth of our product offerings.

Competitors could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, product investment returns, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Our financial challenges have adversely and directly impacted the competitiveness of our life, annuity and long-term care insurance businesses, and indirectly adversely impacted our mortgage insurance businesses. In addition, many competitors offer similar products and use similar distribution channels. The appointment of a receiver to rehabilitate or liquidate or take other adverse regulatory actions against a significant competitor could also negatively impact our businesses if such actions were to impact consumer confidence in industry products and services.

The U.S. private mortgage insurance industry remains highly competitive with currently six active mortgage insurers, including us. Some of these private mortgage insurers, particularly new entrants, may have short- to mid-term business goals that differ from ours. For example, we believe that in order to achieve operational scale some competitors have sought to increase their market share through lower pricing on various products. In addition, not all of our mortgage insurance products have the same return on capital profile. Single premium insurance coverage, for instance, has been priced in the market at levels that currently generate lower lifetime premiums and require higher lifetime capital than monthly products. To the extent that some of our competitors are willing to set lower pricing and accept lower returns than we find acceptable, we may lose business opportunities involving products of this type and this may affect our overall business relationship with certain customers. If we match lower pricing on these products, we will experience a similar reduction in returns on capital. In addition, as competitors transition to delivering prices to lenders with limited pricing information, or opaque pricing, compared to prevailing rate cards, we expect price competition will intensify. Depending upon the degree to which we undertake or match such pricing practices, there may be a material adverse impact on our business, results of operations and financial condition.

We compete with government-owned and government-sponsored enterprises in our mortgage insurance businesses, and this may put us at a competitive disadvantage on pricing and other terms and conditions.

Our U.S. mortgage insurance business competes with the FHA and the VA, as well as certain local- and state-level housing finance agencies. In particular, since 2008, there has been a significant increase in the number of loans insured by the FHA. Separately, the government-owned and government-sponsored enterprises, including Fannie Mae and Freddie Mac, may (and within certain product offerings do) compete with our U.S. mortgage insurance business through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets determines to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our financial condition and results of operations.

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

Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our partners and other third-party service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. Despite the implementation of security and back-up measures, our computer systems and those of our partners and third-party service providers have been and may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.

Technology continues to expand and plays an ever increasing role in our business. While it is our goal to safeguard information assets from physical theft and cybersecurity threats, there can be no assurance that our information security will detect and protect information assets from these ever increasing risks. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, cybersecurity threats become expansive in nature. Confidentiality, integrity and availability of information are essential to maintaining our reputation, legal position and ability to conduct our operations. Although we have implemented controls and continue to train our employees, a cybersecurity event could still occur which would cause damage to our reputation with our customers, distributors and other stakeholders and could have a material adverse effect on our business, financial condition or results of operations.

We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security of those systems, including computers or mobile devices. Anyone who is able to circumvent our security measures and penetrate our computer systems or misuse authorized access could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable information, personal health information and proprietary business information. Our employees, distribution partners and other vendors use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged, and therefore subject to the same risks as our other computer systems. In addition, an increasing number of states and foreign countries require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a security breach results in the inappropriate disclosure of personally identifiable information. We have experienced occasional, actual or attempted breaches of our cybersecurity, although to date none of these breaches has had a material effect on our business, operations or reputation. Any compromise of the security of our computer systems or those of our partners and third-party service providers that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

The area of cybersecurity has come under increased scrutiny by insurance regulators. On March 1, 2017, New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities, became effective, and on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, which establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events. See “Item 1. Business—Regulation—Other Laws and Regulations—Cybersecurity.”

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

Insurance and Product-Related Risks

Our financial condition, results of operations, long-term care insurance products and/or our reputation in the market may be adversely affected if we are not able to increase premiums and associated benefit reductions on our in-force long-term care insurance policies by enough or quickly enough; and the increased premiums or associated benefit reductions currently being implemented, as well as any future in-force rate actions, may lower product demand.

The continued viability of our long-term care insurance business, as well as GLIC and GLICNY, is based on our ability to obtain significant premium increases and associated benefit reductions on our in-force long-term care insurance products, as warranted and actuarially justified. The adequacy of our current long-term care insurance reserves also depends significantly on certain assumptions regarding our ability to successfully execute our in-force management rate action plan through increased premiums and associated benefit reductions. We include assumptions for future in-force rate actions, which includes assumptions for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed), in our determination of loss recognition testing of our long-term care insurance reserves under U.S. GAAP and asset adequacy testing of our statutory long-term care insurance reserves (except for our New York insurance subsidiary).

Although the terms of our long-term care insurance policies permit us to increase premiums under certain circumstances during the premium-paying period, these increases generally require regulatory approval, which can often take a long time to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states are considering adopting long-term care insurance rate increase legislation that would further limit increases in long-term care insurance premium rates beyond the rate stability legislation previously adopted in certain states, which would adversely impact our ability to achieve anticipated rate increases. Some states have refused to approve actuarially justified rate actions and as of December 31, 2018, we were in litigation with one state that has refused to approve actuarially justified rate actions.

We will not be able to realize our future premium rate increases and associated benefit reductions in the future if we cannot obtain the required regulatory approvals. In this event, we would have to increase our long-term care insurance reserves by amounts that would likely be material and would result in a material adverse impact. Moreover, we may not be able to sufficiently mitigate the impact of unexpected adverse experience through increased premiums and associated benefit reductions. Given our recent operating performance in our long-term care insurance business and the ongoing pressure to earnings from higher incurred claims, absent the future increased premiums and associated benefit reductions, our results of operations, capital levels, RBC and financial condition would be materially adversely affected. In addition, if the timing of our future increased premiums and associated benefit reductions takes longer to achieve than originally assumed, we would likely record higher reserves with no offsetting premiums and associated benefit reductions from our in-force management rate action plan to mitigate the negative impact, which would likely result in an operating loss for our long-term care insurance business.

Rate increases by us or our competitors could also adversely affect our reputation in the markets in which we operate, adversely impact our ability to continue to market and sell new long-term care insurance products, make it more difficult for us to obtain future premium rate increases and associated benefit reductions and adversely impact our ability to retain existing policyholders and agents. Policyholders may be unwilling or unable to pay the increased premiums we will seek to charge. We cannot predict how our policyholders (or potential future policyholders), agents, competitors and regulators may react to any in-force rate increases, nor can we predict if regulators will approve requested in-force rate increases. We may also be forced to stop selling our long-term care insurance products in markets where we cannot achieve satisfactory in-force rate increases, which will cause a further decrease in our sales.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk and capital management strategy, we have historically purchased reinsurance from external reinsurers as well as provided internal reinsurance support for certain risks underwritten by our various business segments. These reinsurance arrangements enable our businesses to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our statutory capital position and manage risk to within our tolerance level. Some of these reinsurance arrangements are indefinite, but others require periodic renewals (such as reinsurance contracts in Australia). For these arrangements, at the end of the base term, we can elect a runoff term to continue coverage, with reducing amounts of regulatory capital benefits, or attempt to negotiate a renewal. The availability and cost of reinsurance protection are impacted by our operating and financial performance, including ratings, as well as conditions beyond our control. For example, our financial challenges and adverse rating actions may reduce the availability of certain types of reinsurance and make it more costly when it is available, as reinsurers are less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain new reinsurance or renew existing reinsurance arrangements on acceptable terms, or at all, which could increase our risk and adversely affect our ability to write future business or obtain statutory capital credit for new reinsurance or could require us to make capital contributions to maintain regulatory capital requirements. See “—If we are unable to continue to meet the requirements mandated by PMIERs or PMIERs 2.0 because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

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

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 88%, 88% and 87%, respectively, of our U.S. gross premiums earned in each of the years ended December 31, 2018, 2017 and 2016 were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the United States generally permit a homeowner to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Our U.S. policy flow persistency rates were 84%, 82% and 78% for the years ended December 31, 2018, 2017 and 2016, respectively. A decrease in persistency in the U.S. market generally would reduce the amount of our insurance in-force and could have a material adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A, ARMs and certain 100% loan-to-value loans, could have a material adverse effect if claims generated by such products remain elevated or increase.

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

A natural or man-made disaster or a pandemic could also disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a pandemic could lead to increased reinsurance prices or reduced availability of reinsurance and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities or the value of the underlying collateral of structured securities.

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

Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next five years. This fixed obligation, the estimated present value of which was $90 million and $119 million as of December 31, 2018 and 2017, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of our IPO in 2004. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operations. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2018 and 2017 was $90 million and $119 million, respectively. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

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

Our stock price will fluctuate.

Stock markets in general, and our common stock in particular, have experienced significant price and volume volatility. The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry generally, as well as investor concern about, among other things, some of our products (including long-term care insurance), our operations, reserves, ratings, business prospects, liquidity and capital positions. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by, among other issues:

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

Item 2. Properties

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,000 square feet in four buildings, as well as one facility in Lynchburg, Virginia with approximately 199,000 square feet. In addition, we lease one office space with approximately 92,000 square feet in Lynchburg, Virginia and another 207,000 square feet of office space in 7 locations throughout the United States. We also lease approximately 135,000 square feet in 8 locations outside the United States.

Most of our leases in the United States and other countries have lease terms of three to five years. Although some leases have longer terms, no lease has an expiration date beyond 2028. Our aggregate annual rental expense under all leases was $11 million during the year ended December 31, 2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” As of February 19, 2019, we had 301 holders of record of our Class A Common Stock.

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

	2013	2014	2015	2016	2017	2018
Genworth Financial, Inc.	$100.00	$54.73	$24.02	$24.53	$20.03	$30.01
S&P 500®	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
S&P 500 Insurance Index	$100.00	$108.29	$110.81	$130.29	$151.38	$134.42
S&P MidCap 400 Index	$100.00	$109.77	$107.38	$129.65	$150.71	$134.01
S&P MidCap 400 Insurance Index	$100.00	$112.06	$124.11	$156.54	$184.30	$181.04

Dividends

In November 2008, to enhance our liquidity and capital position in the challenging market environment, our Board of Directors suspended the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors including our receipt of dividends from our operating subsidiaries, our financial condition and results of operations, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our debt obligations, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant. We cannot assure you when, whether or at what level we will resume paying dividends on our common stock.

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

Item 6. Selected Financial Data

The following table sets forth selected financial information. The selected financial information as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 has been derived from our audited consolidated financial statements, which are included elsewhere herewith. You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and the related notes which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions, except per share amounts)	2018	2017	2016	2015	2014
Consolidated Statements of Income Information
Revenues:
Premiums	$4,519	$4,004	$4,160	$4,579	$4,700
Net investment income	3,262	3,200	3,159	3,138	3,142
Net investment gains (losses)	(146)	265	72	(75)	(22)
Policy fees and other income	795	826	978	906	909

Total revenues	8,430	8,295	8,369	8,548	8,729

Benefits and expenses:
Benefits and operating expenses	7,683	7,282	7,712	8,144	9,595
Interest expense	299	284	337	419	433

Total benefits and expenses	7,982	7,566	8,049	8,563	10,028

Income (loss) from continuing operations before income taxes	448	729	320	(15)	(1,299)
Provision (benefit) for income taxes	151	(207)	358	(9)	(94)

Income (loss) from continuing operations	297	936	(38)	(6)	(1,205)
Income (loss) from discontinued operations, net of taxes (1)	—	(9)	(29)	(407)	157

Net income (loss)	297	927	(67)	(413)	(1,048)
Less: net income attributable to noncontrolling interests (2)	178	110	210	202	196

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$119	$817	$(277)	$(615)	$(1,244)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.24	$1.66	$(0.50)	$(0.42)	$(2.82)

Diluted (3)	$0.24	$1.65	$(0.50)	$(0.42)	$(2.82)

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders per share:
Basic (1)	$—	$(0.02)	$(0.06)	$(0.82)	$0.32

Diluted (1)	$—	$(0.02)	$(0.06)	$(0.82)	$0.32

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.24	$1.64	$(0.56)	$(1.24)	$(2.51)

Diluted (3)	$0.24	$1.63	$(0.56)	$(1.24)	$(2.51)

Weighted-average common shares outstanding: (4)
Basic	500.4	499.0	498.3	497.4	496.4

Diluted (3)	504.2	501.4	498.3	497.4	496.4

Cash dividends declared per common share	$—	$—	$—	$—	$—

	Years ended December 31,
(Amounts in millions)	2018	2017	2016	2015	2014
Selected Segment Information
Total revenues:
U.S. Mortgage Insurance	$841	$772	$726	$665	$639
Canada Mortgage Insurance	526	780	645	564	669
Australia Mortgage Insurance	427	(40)	440	474	537
U.S. Life Insurance	6,318	6,471	6,250	6,545	6,587
Runoff	294	339	302	259	275
Corporate and Other	24	(27)	6	41	22

Total	$8,430	$8,295	$8,369	$8,548	$8,729

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance	$490	$311	$249	$179	$91
Canada Mortgage Insurance	125	204	159	140	167
Australia Mortgage Insurance	70	(79)	65	103	27
U.S. Life Insurance	(348)	112	(146)	(253)	(1,405)
Runoff	13	61	25	(5)	14
Corporate and Other	(231)	217	(600)	(372)	(295)

Total	$119	$826	$(248)	$(208)	$(1,401)

Consolidated Balance Sheet Information
Total investments	$70,114	$73,392	$71,569	$69,128	$71,773
All other assets (5)	30,809	31,905	33,089	37,176	37,400
Assets held for sale (1)	—	—	—	127	2,143

Total assets	$100,923	$105,297	$104,658	$106,431	$111,316

Policyholder liabilities	$74,833	$76,228	$75,359	$74,087	$73,313
Non-recourse funding obligations	311	310	310	1,920	1,981
Long-term borrowings	4,025	4,224	4,180	4,570	4,612
All other liabilities	7,565	9,207	10,342	11,090	13,519
Liabilities held for sale (1)	—	—	—	127	1,094

Total liabilities	$86,734	$89,969	$90,191	$91,794	$94,519

Accumulated other comprehensive income (loss)	$2,044	$3,027	$3,094	$3,010	$4,446
Noncontrolling interests (2)	$1,739	$1,910	$1,823	$1,813	$1,874
Total equity	$14,189	$15,328	$14,467	$14,637	$16,797
U.S. Statutory Financial Information (6)
Statutory capital and surplus (7)	$5,303	$5,793	$5,575	$5,631	$5,409
Asset valuation reserve	$415	$381	$351	$339	$311

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

(2)

Noncontrolling interests relate to the third-party public ownership of our Australian and Canadian mortgage insurance businesses. On May 21, 2014, Genworth Australia, a holding company for our Australian mortgage insurance business, completed an IPO of 220 million of its ordinary shares. Following completion of the initial offering, we beneficially owned 66.2% of the ordinary shares of Genworth Australia. On

May 15, 2015, we sold 92.3 million of our shares in Genworth Australia at AUD$3.08 per ordinary share. Following completion of this offering, we beneficially own approximately 52.0% of the ordinary shares of Genworth Australia through subsidiaries. We completed an IPO of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. We currently hold approximately 57.0% of the outstanding common shares of Genworth Canada on a consolidated basis through subsidiaries. See note 23 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to noncontrolling interests.
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

(4)	The number of shares used in our calculation of diluted earnings per common share in 2018 and 2017 was affected by stock options, RSUs and SARs and was calculated using the treasury method.
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

(7)

Combined statutory capital and surplus for our U.S. domiciled insurance subsidiaries includes surplus notes issued by our U.S. life insurance subsidiaries and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries. The combined statutory capital and surplus as of December 31, 2015 was re-presented as if the merger of Brookfield Life and Annuity Insurance Company Limited with and into GLIC occurred on January 1, 2015 in accordance with the statutory merger method. However, we did not re-present the combined statutory net loss for the year ended December 31, 2014 in accordance with statutory accounting practices and, therefore, the amounts are not comparable.

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

Executive Summary of Financial Results

Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated. Beginning in 2018, after-tax amounts assumed a tax rate of 21% compared to 35% in 2017 and 2016.

2018 compared to 2017

•

We had net income available to Genworth Financial, Inc.’s common stockholders of $119 million and $817 million in 2018 and 2017, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $179 million and $696 million in 2018 and 2017, respectively.

•

Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $490 million and $311 million in 2018 and 2017, respectively. The increase was primarily from lower losses, which included a $22 million favorable reserve adjustment in 2018 principally from lower expected claim rates. The increase was also attributable to higher premiums due to an increase in mortgage insurance in-force, higher investment income and lower taxes in 2018. The year ended December 31, 2017 included a $10 million favorable reserve adjustment.

•

Our Canada Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $187 million and $157 million in 2018 and 2017, respectively. The increase was principally driven by lower income taxes and a decrease in stock-based compensation expense, partially offset by higher losses in 2018.

•

Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $76 million in 2018 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $88 million in 2017. The increase to income in 2018 from a loss in 2017 was primarily driven by a net unfavorable adjustment of $141 million from a review of our premium earnings pattern in 2017, which also resulted in higher earned premiums on our existing insurance in-force in 2018 (see “—Critical Accounting Estimates—Unearned premiums” for additional information). The increase was partially offset by lower net investment income in 2018.

•

Our U.S. Life Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $376 million in 2018 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $22 million in 2017. The decrease from income in 2017 to a loss in 2018 was principally related to our long-term care and life insurance businesses. Our long-term care insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $348 million in 2018 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $59 million in 2017. The decrease to a loss in 2018 from income in 2017 was predominantly attributable to the completion of our annual review of our claim reserves in the fourth quarter of 2018 which resulted in higher claim reserves of $230 million (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). We also refined our estimate of unreported policy terminations, which resulted in an unfavorable reserve adjustment of $28 million in 2018. The decrease was also related to unfavorable existing claim performance from higher utilization of available benefits and lower terminations, as well as higher severity of new claims in 2018. These decreases were partially offset by higher premiums and associated benefit reductions in 2018 from in-force rate actions approved and implemented. For more information on in-force rate actions see “—Significant Developments—U.S. Life Insurance.” The adjusted operating loss in our life insurance business increased $28 million primarily from higher ceded reinsurance and unfavorable mortality in our universal and term universal life insurance products. These increases were partially offset by favorable mortality in our term life insurance products, lower taxes and 2017 transactions that did not recur: a $20 million net unfavorable term conversion mortality assumption correction and a net $15 million unfavorable model refinement. Adjusted operating income in our fixed annuities business increased $37 million mainly attributable to $41 million of lower unfavorable charges in connection with loss recognition testing in our fixed immediate annuity products (see “—Critical Accounting Estimates—Future policy benefits” for additional information) and from lower interest credited in 2018. These decreases were partially offset by lower investment income in 2018.

•

Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $233 million in 2018 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $243 million in 2017. The decrease to a loss in 2018 from income in 2017 was primarily driven by changes resulting from the implementation of the TCJA in December 2017 that did not recur. In the fourth quarter of 2017, we recorded a net tax benefit of $456 million primarily attributable to a $258 million release of a valuation allowance, the impact from changes in the federal tax rates and the release of shareholder liability taxes. These decreases in 2017 were partially offset by higher transition taxes, $11 million of higher taxes associated with our tax allocation methodology, which was driven by the premium earnings pattern review in our Australia mortgage insurance business and other items. The year ended December 31, 2018 included lower operating costs, partially offset by higher interest expense.

2017 compared to 2016

•

We had net income available to Genworth Financial, Inc.’s common stockholders of $817 million in 2017 and a net loss available to Genworth Financial, Inc.’s common stockholders of $277 million in 2016. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $696 million in 2017 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $316 million in 2016.

•

Corporate and Other Activities had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $243 million in 2017 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $587 million in 2016 largely related to changes in U.S. tax legislation under the TCJA (see “—Regulation—Changes in tax law”). In the fourth quarter of 2017, we recorded a net tax benefit of $456 million primarily attributable to a $258 million release of a valuation allowance recorded in 2016, the impact from changes in the federal tax rates and the release of shareholder liability taxes. These decreases were partially offset by higher transition taxes, $11 million of higher taxes associated with our tax allocation methodology, which was driven by the premium earnings pattern review in our Australia mortgage insurance business and other items. The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in 2016 was primarily related to tax charges of $258 million recorded on deferred tax assets related to foreign tax credits that we did not expect to realize in 2016 and higher legal fees and expenses.

•

Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $22 million in 2017 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $215 million in 2016. The increase from a loss in 2016 to income in 2017 was largely driven by our long-term care insurance business predominantly attributable to higher claim reserves of $283 million in 2016 as a result of the completion of our annual review of our claim reserves conducted during the third quarter of 2016. The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business decreased $4 million primarily from a less unfavorable unlocking of $122 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2017 compared to 2016. Adjusted operating income decreased $26 million in our fixed annuities business primarily due to the impact of loss recognition testing that resulted in $33 million of unfavorable charges in our fixed immediate annuity products primarily driven by the low interest rate environment in 2017 (for additional information on these transactions for each of our U.S. life insurance businesses see “—Critical Accounting Estimates”).

•

Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $311 million and $250 million in 2017 and 2016, respectively. The increase was mainly attributable to lower losses from favorable net cures and aging of existing delinquencies and a continued decline in new delinquencies in 2017. The increase was also attributable to higher premiums due to an increase in mortgage insurance in-force in 2017.

•

Our Canada Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $157 million and $146 million in 2017 and 2016, respectively. The increase was principally driven by lower losses and higher premiums, partially offset by lower tax benefits in 2017.

•

Our Australia Mortgage Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $88 million in 2017 compared to adjusted operating income available Genworth Financial, Inc.’s common stockholders of $62 million in 2016. The decrease to a loss in 2017 from income in 2016 was primarily driven by a net unfavorable adjustment of $141 million from a review of our premium earnings pattern in 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event (see “—Critical Accounting Estimates” for additional information). The decrease was also attributable to lower investment income in 2017.

Significant Developments

The periods under review include, among others, the following significant developments.

U.S. Mortgage Insurance

•

PMIERs compliance. As of December 31, 2018 and 2017, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. We estimate our U.S. mortgage insurance business had available assets of approximately 129% of the required assets under PMIERs as of December 31, 2018 compared to approximately 121% as of December 31, 2017. As of December 31, 2018 and 2017, the PMIERs sufficiency ratios were in excess of approximately $750 million and $550 million, respectively, of available assets above the PMIERs requirements. The increase in 2018 was driven in part, by positive operating cash flows and a reduction in delinquent loans. For additional information related to PMIERs, see “Item 1—Business—Regulation—Mortgage Insurance Regulation—Other U.S. regulation.”

•

PMIERs 2.0. The GSEs published revisions to PMIERs, referred to as PMIERs 2.0, on September 27, 2018 with an effective date of March 31, 2019. If PMIERs 2.0 had been effective as of December 31, 2018, we estimate that the sufficiency ratio would have been approximately 120%, or more than $550 million of available assets above the PMIERs 2.0 requirements. This difference is primarily due to the elimination of any credit for future premiums in PMIERs 2.0 that had previously been allowed on insurance policies written in 2008 or earlier.

•

Dividends paid. Our U.S. mortgage insurance business paid $50 million of dividends in 2018. The evaluation of future dividends is subject to capital requirements of our U.S. mortgage insurance subsidiaries, capital needs of our holding companies and market conditions, among other factors, which are subject to change.

U.S. Life Insurance

•

In-force rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force rate action filings, we received 120 filing approvals from 33 states in 2018, representing a weighted-average increase of 45% on approximately $875 million in annualized in-force premiums, or approximately $400 million of incremental annual premiums. This was approximately a 100% increase compared to 2017. We also submitted 97 new filings in 30 states in 2018 on approximately $848 million in annualized in-force premiums.

•

Cumulative economic benefit from in-force rate actions. Since the completion of our 2018 loss recognition testing, we received additional approvals which further reduced our future in-force rate actions. Given the approvals we have received, we estimate that the cumulative economic benefit of our rate increases through 2018 equals approximately $10.5 billion, on a net present value basis, or approximately 65% of the total amount required under our multi-year in-force rate action plan in our long-term care insurance business. For additional information on the impact in-force rate actions have on loss recognition testing of our long-term care insurance business, see “—Critical Accounting Estimates—Future policy benefits.”

•

Completion of annual long-term care insurance claims assumption review. We conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually. During the fourth quarter of 2018, we completed our annual review of our long-term care insurance claim reserve assumptions. Based on this review we updated several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions, that resulted in a charge to net income (loss) of $230 million. In 2017, we did not make any significant changes to the assumptions or methodologies. However, in 2016, we recorded a charge of $283 million to net income (loss) based upon the completion of our annual claims assumption review. See “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information.

•

Long-term care insurance margins. We complete our assumption reviews annually for our long-term care insurance business. In the fourth quarter of 2018, we completed our annual assumption review for our long-term care insurance business and our U.S. GAAP margins remained in the same range as our 2017 margins. For additional information on reserves, see “—Critical Accounting Estimates—Future policy benefits.”

•

Completion of life insurance assumption review. We complete our assumption reviews annually for our universal and term universal life insurance products. In the fourth quarter of 2018, as a result of the review, we recorded a $91 million unfavorable adjustment to net income (loss) in our universal and term universal life insurance products. The negative impact was primarily driven by lower expected growth in interest rates and emerging mortality experience mostly in our term universal life insurance product. In the fourth quarter of 2017, we recorded a $74 million unfavorable adjustment to net income (loss) in our universal and term universal life insurance products. The negative impact was primarily driven by emerging mortality experience and from prolonged low interest rates. For additional information see “—Critical Accounting Estimates—Policyholder account balances.”

Liquidity and Capital Resources

•

Secured Term Loan. On March 7, 2018, Genworth Holdings entered into a $450 million Term Loan, which matures in March 2023 and was issued at a 0.5% discount. Principal payments under the agreement are due quarterly, which commenced on June 30, 2018, and are payable in equal amounts of 0.25% per quarter of the original principal amount with the remaining balance due at maturity. At our option, the Term Loan will bear interest at either an adjusted London Interbank Offered Rate (“LIBOR”) no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of 3.5% per annum. As of December 31, 2018, the interest rate on the Term Loan was 7.0%. The Term Loan is unconditionally guaranteed by Genworth Financial, and GFIH has provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which is secured by

GFIH’s ownership interest in Genworth Canada’s outstanding common shares. GFIH is our indirect wholly-owned subsidiary and owns approximately 40.5% of the outstanding common stock of Genworth Canada. The Term Loan is subject to other terms and conditions, including but not limited to: voluntary prepayments subject to prepayment penalties, mandatory prepayments in the event of certain asset sales or the incurrence of further indebtedness by Genworth Financial and various financial covenants.

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

•

Genworth Holdings’ bond consent solicitations. On October 4, 2018, Genworth Holdings completed a bond consent solicitation whereby it amended its senior notes indenture to clarify that GLAIC and the subsidiaries of GLIC, GLAIC and GLICNY are excluded from the class of subsidiaries for which a bankruptcy, insolvency or other similar proceeding would result in an event of default under the indenture. In the fourth quarter of 2018, we paid $11 million of total fees, which consisted of bond consent fees, broker, advisor and investment banking fees. The bond consent fees of $5 million were deferred and the remaining fees of $6 million were expensed in the fourth quarter of 2018. In 2016, Genworth Holdings paid total fees related to a bond consent solicitation of approximately $61 million, including bond consent fees of $43 million, which were deferred, as well as broker, advisor and investment banking fees of $18 million, which were expensed.

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

•

Repurchase of Genworth Holdings senior notes. During 2016, we repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

•

Redemption of non-recourse funding obligations. During 2016, in connection with a life block transaction, River Lake Insurance Company (“River Lake”), our indirect wholly-owned subsidiary, redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake Insurance Company II (“River Lake II”), our indirect wholly-owned subsidiary, redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs.

Regulation and Taxes

•

The effective tax rate increased to 33.7% for the year ended December 31, 2018 from (28.4)% for the year ended December 31, 2017. The increase in the effective tax rate was primarily due to the impacts of tax reform in 2017 that did not recur. In 2017, we released $258 million of our valuation allowance principally from the TCJA and improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses. In addition, changes in the taxation of foreign operations also benefited the 2017 effective tax rate. The 2018 effective tax rate also included the rate differential on our foreign subsidiaries, which are now taxed at a higher marginal rate than our U.S. businesses, and tax expense related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income. See note 13 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

Dispositions

•

Completed sale of our mortgage insurance business in Europe. On May 9, 2016, we completed the sale of our European mortgage insurance business to AmTrust Financial Services, Inc., and finalized the accounting of the sale through a purchase price adjustment by recording a net after-tax gain of $18 million comprised of a pre-tax loss of $9 million and a tax benefit of $27 million primarily related to the reversal of a deferred tax valuation allowance. The sale was completed based upon the final receipt of net proceeds of approximately $50 million. The $18 million net gain refined the previously recognized loss on sale of $140 million recorded in 2015. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

•

Completed sale of a life insurance block. In 2015, GLAIC, our indirect wholly-owned subsidiary, entered into a Master Agreement (the “Master Agreement”) for a life block transaction with Protective Life Insurance Company (“Protective Life”). Pursuant to the Master Agreement, GLAIC and Protective Life agreed to enter into a reinsurance agreement (the “Reinsurance Agreement”), under the terms of which Protective Life would coinsure certain term life insurance business of GLAIC, net of third-party reinsurance. The Reinsurance Agreement was entered into in January 2016. This transaction generated capital in excess of $150 million in aggregate to Genworth, including tax benefits of approximately $175 million to Genworth Holdings that was settled in July 2016, and was previously committed by Genworth Holdings to enable a Genworth intermediate holding company to purchase GLAIC from GLIC to complete the GLAIC unstacking. See “Item 1—Business—Strategic Update—China Oceanwide Transaction” for additional details on the cash commitment of $175 million.

•

Sale of our lifestyle protection insurance business. On December 1, 2015, we completed the sale of our lifestyle protection insurance business and received approximately $400 million of net proceeds, and recorded an after-tax loss of approximately $381 million, net of taxes of $155 million. During 2017 and 2016, we recorded additional losses of $9 million and $29 million, respectively. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. We have described certain material trends and conditions in the relevant consolidated and segment discussions below.

Critical Accounting Estimates

The accounting estimates (including sensitivities) discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. The sensitivities included in this section involve matters that are also inherently uncertain and involve the exercise of significant judgment in selecting the factors and amounts used in the sensitivities. Small changes in the amounts used in the sensitivities or the use of different factors could result in materially different outcomes from those reflected in the sensitivities. For all of these accounting estimates, we caution that future events seldom develop as estimated and management’s best estimates often require adjustment.

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

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of December 31:

	2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$54,162	$—	$54,162	$—
Broker quotes	389	—	—	389
Internal models	5,110	—	1,623	3,487

Total fixed maturity securities	$59,661	$—	$55,785	$3,876

	2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$56,947	$—	$56,947	$—
Broker quotes	615	—	—	615
Internal models	4,963	—	1,628	3,335

Total fixed maturity securities	$62,525	$—	$58,575	$3,950

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

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows. We also use derivative instruments to hedge certain currency exposures. Additionally, we purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income (loss) which can result from among other things: (i) changes in the fair value of derivatives not qualifying as accounting hedges; (ii) changes in the fair value of embedded derivatives required to be bifurcated from the related host contract; and (iii) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve. See notes

2, 5 and 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for an additional description of derivative instruments and fair value measurements of derivative instruments.

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

The amortization of DAC for traditional long-duration insurance products (including term life insurance, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premium based on accepted actuarial methods and reasonable assumptions including related to investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, established when the contract or policy is issued. U.S. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing, also known as loss recognition testing, deems them to be inadequate. Amortization is adjusted each period to reflect actual lapses or terminations. Accordingly, we could experience accelerated amortization of DAC and a charge to net income (loss) if policies lapse or terminate earlier than originally assumed, or if we fail recoverability testing.

Amortization of DAC for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions including interest rates, policyholder persistency or lapses, insured mortality and expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2018, 2017 and 2016, key assumptions were unlocked in our U.S. Life Insurance and Runoff segments to reflect our current expectation of future investment spreads, lapse rates and mortality.

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

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization. For the years ended

December 31, 2018, 2017 and 2016, assumptions were unlocked in our mortgage insurance businesses to reflect our current expectation of future persistency and loss projections.

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

The following table sets forth the increase (decrease) in amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2018	2017	2016
U.S. Life Insurance	$(3)	$13	$128
Australia Mortgage Insurance	—	(18)	—
Runoff	(2)	(2)	(2)

Total	$(5)	$(7)	$126

Impacts on DAC from assumption reviews

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

Australia Mortgage Insurance segment

As part of our annual premium earnings pattern review, we decreased DAC amortization by $18 million in our mortgage insurance business in Australia in the fourth quarter of 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. The review resulted in a refinement of premium recognition factors and a cumulative adjustment that was applied retrospectively as of October 1, 2017. As a result of these changes, earned premiums and amortization of DAC increased in 2018 and are expected to remain at this higher level over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged. See “—Critical Accounting Estimates—Unearned premiums” below for additional details on our Australian mortgage insurance business premium earnings pattern review.

Impacts on DAC from loss recognition testing

As discussed above, U.S. GAAP prohibits a change (or unlocking) of assumptions on traditional long-duration insurance products unless recoverability testing, also known as loss recognition testing, deems them to be inadequate. In 2016, given we experienced historically low interest rate spreads, which impacted the margins of our fixed immediate annuity products, we performed our loss recognition testing and determined that we had a premium deficiency that resulted in negative margin of $32 million on our fixed immediate annuity products. As a result, in 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization.

Given the premium deficiency that existed in 2016, we perform loss recognition testing on our fixed immediate annuity products more frequently than annually. In the fourth quarter of 2018 and throughout 2017, we determined we had premium deficiencies on our fixed immediate annuity product, which resulted in higher future policy benefits as the DAC associated with these products was fully written off in 2016. Additional information related to the premium deficiencies of our fixed immediate annuity products is more fully discussed under “Critical Accounting Estimates—Insurance liabilities and reserves—Future policy benefits.” As of December 31, 2018 and 2017, we believe all of our other businesses had sufficient future income and therefore the related DAC was recoverable.

Shadow accounting adjustments

In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these shadow adjustments may reverse from period to period. As of December 31, 2018, due primarily to an increase in interest rates decreasing unrealized gains, we decreased the amount recorded in the accumulated effect of net unrealized gains, with an offsetting amount recorded in other comprehensive income (loss). As of December 31, 2017, due primarily to the decline in interest rates increasing unrealized investments gains, we reduced the DAC balance of our long-term care insurance business to zero, a cumulative decrease in the accumulated effect of net unrealized investment gains of approximately $1.3 billion with an offsetting amount recorded in other comprehensive income (loss). In addition, we increased our future policy benefit reserves in our long-term care insurance business by a cumulative amount of approximately $1.0 billion as of December 31, 2017, with an offsetting amount recorded in other comprehensive income (loss). There was no impact to net income (loss) in 2018 or 2017.

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

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2018 and 2017, we believe all of our businesses had sufficient future income, therefore, the related PVFP was recoverable based on our current best estimate of assumptions.

For the years ended December 31, 2018, 2017 and 2016, there were no charges to income (loss) as a result of our PVFP recoverability testing.

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

Many factors, and changes in these factors, can affect future experience including, but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and healthcare experience (including type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured mortality (i.e., life expectancy or longevity); insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); future premium increases and associated benefit reductions; expenses; and doctrines of legal liability and damage awards in litigation. Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserve levels, results of operations and financial condition. Moreover, we may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or other charges to policyholders (where we have the right to do so) or by offering benefit reductions as an alternative to increasing premiums.

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

Future policy benefits

The liability for future policy benefits is equal to the present value of future benefits and expenses, less the present value of expected future gross premiums based on assumptions including investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses. In our long-term care insurance business, our assumptions also include significant premium rate increases and associated benefit reductions that have been filed and approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed). The liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing using current assumptions based on the manner of acquiring, servicing and measuring the profitability of the insurance contracts. Loss recognition testing is generally performed at the line of business level, with acquired blocks and certain reinsured blocks tested separately. Changes in how we manage certain polices could require separate loss recognition testing and could result in future charges to income (loss).

Long-term care insurance block, excluding our acquired block

We annually perform loss recognition testing for the liability for future policy benefits for our long-term care insurance products in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. The results of historic loss recognition testing were mostly driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used. We include assumptions in our loss recognition testing for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed). Our assumption for future in-force rate actions is based on our best estimate of the rate increases we expect given our claim cost expectations and uses our historical experience from rate increase approvals. In addition, we review other assumptions, particularly related to claim frequency, lapse rates, morbidity, mortality improvement and expenses, and update these assumptions as appropriate.

In 2018 and 2017, the results of our loss recognition testing on our long-term care insurance block, excluding the acquired block, indicated that our DAC was recoverable and reserves were sufficient, with a margin of approximately $0.3 billion to $0.6 billion as of December 31, 2018 compared to approximately $0.4 billion to $0.8 billion as of December 31, 2017. The change in the estimated margin reflected a moderate impact from higher expected future claims, mostly offset by an increase in benefits of future expected increased premiums and associated benefit reductions. Claim severity assumptions used in our loss recognition testing were consistent with the updated assumptions utilized in our review of our long-term care insurance claim reserve completed in the fourth quarter 2018. These updated claim severity assumptions had a limited impact on the margin of our long-term care insurance block, excluding the acquired block, as the increased later duration utilization assumptions for policies with lifetime benefits were mostly offset by favorable changes to assumptions for early claim durations. The margin reflected an assumption for future in-force rate actions (anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed) of approximately $6.2 billion in 2018 and approximately $7.9 billion in 2017. In 2018, we received significant in-force rate action approvals and added limited new future unapproved in-force rate actions, which together reduced our future in-force rate actions. A change in the expected amount of in-force rate actions would impact the results of our long-term care insurance margin testing, whereby any unexpected reduction in the amount of in-force rate actions would negatively impact our margins and could result in a premium deficiency.

We assume a static discount rate that is in line with our current portfolio yield. Our discount rate assumption for our long-term care insurance block, excluding the acquired block, was 5.3% in 2018 and 2017. This rate represents our expected investment returns based on the portfolio of assets supporting the net U.S. GAAP liability as of the calculation date and, therefore, excluded the benefits of qualifying hedge gains that are not currently amortizing. In the select sensitivities below, for both our long-term care insurance block excluding our acquired block and our acquired block, the 25 basis point decrease in the discount rate refers to a reduction in our portfolio yields. As of December 31, 2018 and 2017, the liability for future policy benefits associated with our long-term care insurance block, excluding the acquired block, was $21.6 billion and $20.9 billion, respectively.

The impact on our 2018 long-term care insurance loss recognition testing margin for select sensitivities, rounded to the nearest whole dollar, were as follows:

(Amounts in millions)	Other Block (Excluding the Acquired Block)
Sensitivities on 2018 loss recognition testing:
5% relative increase in future claim costs	$(2,300)
Discount rate decrease of 25 basis points	$(1,200)
10% reduction in benefit of future in-force rate actions	$(600)

The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another. For example, the increases in claim costs do not include any offsetting impacts from potential future in-force rate actions. Any such offset from in-force rate actions would primarily impact our long-term care insurance block, excluding the acquired block.

Any future adverse changes in our assumptions could result in both the impairment of DAC associated with our long-term care insurance products as well as the establishment of additional future policy benefit reserves. Any favorable changes would result in additional margin in our loss recognition test and would result in higher income over the remaining duration of the in-force block. Our positive margin for our long-term care insurance business, excluding the acquired block, is dependent on our assumptions regarding our ability to successfully implement our in-force management strategy involving premium increases and associated benefit reductions. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income (loss) to the extent the margin was reduced below zero.

Profits followed by losses

With respect to our long-term care insurance block, excluding the acquired block, while loss recognition testing supports that in the aggregate our reserves are sufficient, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. In addition, as a result of the completion of our annual review of our claim reserves and loss recognition testing in the fourth quarter of 2018, reflecting the establishment of higher initial claim liabilities and current estimates of future in-force rate actions, as well as other factors, we have a new projected reserve pattern. As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2032, by the amounts necessary to offset estimated losses during the periods that follow. Such additional reserves are updated each period and calculated based on our estimate of the amount necessary to offset the losses in future periods utilizing expected income and current best estimate assumptions based on actual and anticipated experience, consistent with our loss recognition testing. We adjust the accrual rate prospectively, over the remaining profit periods, without any catch-up adjustment. During the years ended December 31, 2018 and 2017, we increased our long-term care insurance future policy benefit reserves by $8 million and $72 million, respectively, to accrue for profits followed by losses. As of December 31, 2018, the total amount accrued for profits followed by losses was $110 million. The accrual is impacted by the pattern and present value of expected future losses and is updated annually at the time in which we perform loss recognition testing. During the fourth quarter of 2018, we updated our loss recognition testing assumptions, which included changes in assumptions and methodologies from our annual claims review completed in the fourth quarter of 2018 as well as updates to our future in-force rate actions. As a result of the change in our expected reserve pattern, the updated forecast now projects a decrease in the present value of both expected future losses and profits, even though the total loss recognition testing margin was relatively consistent with 2017. The present value of expected losses was approximately $1.1 billion and $2.8 billion as of December 31, 2018 and 2017, respectively. As of December 31, 2018, we estimate a factor of approximately 76% of those profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods. In 2017, we estimated a factor of approximately 83% to ratably accrue additional future policy benefits. The decrease in the factor was largely driven by the updated profit pattern from the changes in assumptions and methodologies from our annual claims review completed in the fourth quarter of 2018 as well as updates to our future in-force rate actions. There may be future adjustments to this estimate reflecting any variety of new and adverse trends that could result in increases to future policy benefit reserves for our profits followed by losses accrual, and such future increases could possibly be material to our results of operations and financial condition and liquidity.

Acquired block of long-term care insurance

In 2014, we had a premium deficiency in our acquired block of long-term care insurance; therefore, our assumptions that were updated in connection with the premium deficiency have remained locked-in. These updated assumptions will remain locked-in unless, and until such time as, another premium deficiency occurs. Due to the premium deficiency that existed in 2014, we monitor our acquired block more frequently than annually.

In 2018, our acquired block of long-term care insurance had positive margin of approximately $200 million to $400 million, and approximately $100 million to $200 million in 2017. Our discount rate assumption was 7.02% in 2018 and 2017. As of December 31, 2018 and 2017, the liability for future policy benefits associated with our acquired block of long-term care insurance was $1.9 billion and $2.4 billion, respectively.

The impact on our 2018 long-term care insurance loss recognition testing margin for select sensitivities, rounded to the nearest whole dollar, were as follows:

(Amounts in millions)	Acquired Block
Sensitivities on 2018 loss recognition testing margin:
5% relative increase in future claim costs	$(140)
Discount rate decrease of 25 basis points	$(40)
10% reduction in benefit of future in-force rate actions	$(10)

The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another. For example, the increases in claim costs do not include any offsetting impacts from potential future in-force rate actions. Our acquired block would not benefit significantly from additional in-force rate actions as it is older, and therefore, there is a higher likelihood that adverse changes could result in additional losses on that block.

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

Term and whole life insurance

Similar to our long-term care insurance products, we annually perform loss recognition testing for the liability for future policy benefits for our term and whole life insurance products in the aggregate, excluding our acquired block, which is tested separately. The margin of our term and whole life insurance products has fluctuated over the years. As of December 31, 2018 and 2017, we had margin of approximately zero to $200 million and zero to $100 million, respectively, and a DAC balance of $1.3 billion in each period on our term and whole life insurance products, excluding the acquired block. If our margin is reduced below zero for our term and whole life insurance products, excluding our acquired block, we would amortize DAC up to the amount of DAC recorded on our balance sheet and if DAC was fully written off, establish additional future policy benefit reserves, either of which would result in a charge to net income (loss).

As of December 31, 2018 and 2017, we had margin of approximately zero to $300 million and a PVFP balance of $77 million and $82 million, respectively, on our acquired block of term and whole life insurance products. If our margin is reduced below zero for our acquired block of term and whole life insurance products, we would amortize PVFP up to the amount of PVFP recorded on our balance sheet and if PVFP was fully written off, establish additional future policy benefit reserves, either of which would result in a charge to net income (loss).

The risks we face mostly include adverse variations in mortality and lapse assumptions. Adverse experience in one or all of these risks could result in the DAC associated with our term and whole life insurance products, excluding our acquired block and PVFP associated with our acquired block of term and whole life insurance products to no longer be fully recoverable as well as the required establishment of additional future policy benefit reserves. Any favorable variation would result in additional margin in our DAC and PVFP loss recognition analysis and would result in higher income recognition over the remaining duration of the in-force block. The sensitivities in the table below are changes that we consider to be reasonably possible given historical changes in market conditions and our experience with these products. Furthermore, adverse variations in our mortality and lapse assumptions would primarily impact our term and whole life insurance products, excluding our acquired block, therefore, the sensitivities in the table below only include impacts to our loss recognition testing margin on this block.

(Amounts in millions)	Other Block (Excluding the Acquired Block)
Sensitivities on 2018 loss recognition testing:
2% higher mortality	$(80)
10% increase in lapses	$(400)

The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another.

Fixed immediate annuities

Historically low interest rate spreads have impacted the margins of our fixed immediate annuity products. In 2018, 2017 and 2016, we performed loss recognition testing and determined that we had premium deficiencies in our fixed immediate annuity products. In 2016, the premium deficiency resulted in negative margin of $32 million on our fixed immediate annuity products, primarily driven by the low interest rate environment. As a result, in 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization. In addition, primarily as a result of our fixed immediate annuity loss recognition testing in 2018, 2017 and 2016, we increased our future policy benefit reserves and recognized expenses of $22 million, $89 million and $24 million, respectively. The premium deficiency test results were primarily driven by the low interest rate environment and updated assumptions to future policy charges. The updated assumptions will remain locked-in until such time as we determine another premium deficiency exists. The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected in net income (loss) if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to net income (loss), and would result in higher income recognition over the remaining duration of the in-force block. Due to the premium deficiencies that existed in 2018, 2017 and 2016, we monitor our fixed immediate annuity products more frequently than annually.

The risks we face include adverse variations in interest rates, credit spreads and/or mortality. Adverse experience in one or all of these risks would result in the establishment of additional benefit reserves and would be immediately reflected in net income (loss) if our margin for this block is again reduced to below zero. As of December 31, 2018, for our fixed immediate annuity products, we estimate that a combined 50 basis point reduction in interest rates or credit spreads from the December 31, 2018 levels, or 2% lower mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in additional future policy benefit reserves and a charge to net income (loss) of approximately $23 million or $24 million, respectively.

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

In the fourth quarter of 2018, as part of our annual review of assumptions, we increased the liability for policyholder account balances by $119 million for our universal and term universal life insurance products due principally to lower expected growth in interest rates and emerging mortality experience mostly in our term universal life insurance product. In the fourth quarter of 2017, as part of our annual review of assumptions, we increased the liability for policyholder account balances by $70 million for our universal and term universal life insurance products, reflecting updated assumptions primarily for emerging mortality experience and from prolonged low interest rates. In the fourth quarter of 2016, as part of our annual review of assumptions, we increased the liability for policyholder account balances by $202 million for our universal and term universal life insurance products, reflecting updated assumptions primarily for mortality experience in older age populations.

As of December 31, 2018 and 2017, we had DAC of $577 million and $413 million, respectively, and total policyholder account balances including reserves in excess of the contract value of $8.2 billion and $8.0 billion, respectively, related to our universal and term universal life insurance products. As of December 31, 2018, for our universal and term universal life insurance products, 2% higher mortality would result in a charge to net income (loss) of approximately $63 million. This is an adverse change that we consider to be reasonably possible given historical changes in experience of these products. Adverse experience in persistency and long-term interest rates could also result in the DAC amortization associated with these products being accelerated as well as the establishment of higher additional benefit reserves. Any favorable changes in these assumptions would result in lower DAC amortization as well as a reduction in the liability for policyholder account balances.

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

Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded through net income (loss).

The following table sets forth our recorded liability for policy and contract claims by business as of December 31:

(Amounts in millions)	2018	2017
Long-term care insurance	$9,516	$8,548
U.S. mortgage insurance	296	455
Life insurance	243	244
Australia mortgage insurance	196	218
Canada mortgage insurance	84	87
Fixed annuities	23	24
Runoff	14	11
Other mortgage insurance	7	7

Total liability for policy and contract claims	$10,379	$9,594

Long-term care insurance

The liability for policy and contract claims, also known as claim reserves, for our long-term care insurance products represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. Key assumptions include investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses. Our discount rate assumption assumes a static discount rate in line with our current portfolio yield.

We annually complete our review of assumptions and methodologies relating to our long-term care insurance claim reserves. During the fourth quarter of 2018, we completed our annual review of our long-term care insurance claim reserve assumptions and methodologies. Based on this review, we updated several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions. The primary impact related to increasing later duration utilization assumptions for claims with lifetime benefits. As a result of this review, we increased our long-term care insurance claim reserves by $308 million and increased reinsurance recoverables by $17 million in the fourth quarter of 2018.

During the third quarter of 2017, we completed our review of assumptions and methodologies relating to our claim reserves of our long-term care insurance business and determined, based on our experience, no adjustments were required.

During the third quarter of 2016, we completed our annual review of our long-term care insurance claim reserve assumptions. Based on this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. The primary impact of assumption changes was from an overall lowering of claim termination rate assumptions for longer duration claims, particularly for reimbursement claims. We also updated our claim termination rate assumptions to reflect differences between product types, separating our indemnity and reimbursement blocks that were previously combined, and modestly refined our utilization rate assumptions and methodologies as well as refined our methodology primarily related to the calculation of incurred but not reported reserves to better reflect the aging of the in-force blocks. As a result of this review, we increased our long-term care insurance claim reserves by $460 million and increased reinsurance recoverables by $25 million in the third quarter of 2016. In addition, certain of our third-party reinsurance counterparties updated their assumptions and methodologies, which increased our long-term care insurance claim reserves by $222 million with an offsetting increase in reinsurance recoverables of $222 million in the fourth quarter of 2016.

Mortgage insurance

Estimates of mortgage insurance reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions developed based on past experience and our expectation of future development. These assumptions include claim rates for loans in default, the average amount paid for loans that result in a claim and provisions for loans within our delinquency inventory that will be rescinded or modified (collectively referred to as “loss mitigation actions”) based on the effects that such loss mitigation actions have had on our historical claim frequency rates, including an estimate for reinstatement of previously rescinded coverage. Each of these inherently judgmental assumptions is established in a respective geography based on historical and expected experience. We have established processes, as well as contractual rights, to ensure we receive timely information from loan servicers to aid us in the establishment of our estimates. In addition, when we have obtained sufficient facts and circumstances through our investigative process, we have the unilateral right under our master policies and at law to rescind coverage on the underlying loan certificate as if coverage never existed. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, loss reserves are not established for future claims on insured loans that are not currently in default.

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

In considering the potential sensitivity of the factors underlying management’s best estimate of our mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated delinquency-to-claim rate (“frequency”) or a relatively small percentage change in estimated claim amount (“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. For example, based on our actual experience during the three-year period ended December 31, 2018 in our U.S. mortgage insurance business, a quarterly change of 3% in the average frequency reserve factor would change the gross reserve amount for such quarter by approximately $24 million for our U.S. mortgage insurance business. Based on our actual experience during 2018, a quarterly change of, for example, $1,000 increase in the severity of our average reserves combined with a 1% change in the average frequency reserve factor would change the gross reserve amount by approximately $3 million and $9 million for our mortgage insurance businesses in Canada and Australia, respectively, based on current exchange rates.

Unearned premiums. In our mortgage insurance businesses in Canada and Australia, the majority of our insurance contracts are single premium. We also have single premium insurance contracts in our U.S. mortgage insurance business, although these products make up a smaller portion of our product mix in the United States. As of December 31, 2018, we had $0.4 billion of unearned premiums related to our U.S. mortgage insurance business. The majority of our insurance contracts in our U.S. mortgage insurance business have recurring premiums, as discussed below. For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums, and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation, if not included in our expected earnings pattern. The expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical and expected experience. In our mortgage insurance businesses in Canada and Australia, we recognize unearned premiums over a period of up to 12 years, most of which are recognized between two and six years from issue date. The recognition of earned premiums for our mortgage insurance businesses involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We regularly review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income (loss). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates or our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion in Canada and Australia would result in a reduction in earned premiums of approximately $7 million and $2 million, respectively, in the first full year following the decline in flow new insurance written based on current pricing and expected pattern of risk emergence. However, this decline would be partially offset by the recognition of earned premiums from established unearned premium reserves primarily from the last three years of business.

As of December 31, 2018 and 2017, we had $3.5 billion and $4.0 billion, respectively, of unearned premiums, of which $1.5 billion and $1.7 billion, respectively, related to our mortgage insurance business in Canada, $1.1 billion and $1.3 billion, respectively, related to our mortgage insurance business in Australia and $0.4 billion related to our U.S. mortgage insurance business. For the year ended December 31, 2018, adjustments made to our expected pattern of risk emergence and policy cancellation assumptions resulted in an increase of $3 million in earned premiums in our Canada mortgage insurance business. There were no adjustments to earned premiums in our other mortgage insurance businesses for the year ended December 31, 2018. For the year ended December 31, 2017, we decreased earned premiums by $468 million in our mortgage insurance business in Australia as a result of adjustments made to our expected pattern of risk emergence. Our annual premium earnings pattern review in 2017 indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. The review resulted in a refinement of premium recognition factors and a cumulative adjustment that was applied retrospectively as of October 1, 2017. As a result of these changes, earned premiums and amortization of DAC increased in 2018 and is expected to remain at this higher level over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged. There were no adjustments to earned premiums in our other mortgage insurance businesses for the year ended December 31, 2017. For the year ended December 31, 2016, we had no adjustments to any of our mortgage insurance businesses.

Our expected pattern of risk emergence for our mortgage insurance businesses is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than expected loss development or policy cancellations could result in further material increases or decreases in the recognition of earned premiums depending on the magnitude of the difference between actual and expected experience. Additional loss development emergence and policy cancellation variations could result in further increases or decreases in unearned premiums and could impact operating results depending on the magnitude of variation experienced (assuming other assumptions held constant).

In our U.S. mortgage insurance business, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $4 million in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $77 million during the first full year, potentially offset by lower reserves due to policies no longer being in-force.

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

As of December 31, 2018, we had a net deferred tax asset of $712 million. We had a consolidated gross deferred tax asset of $298 million related to NOL carryforwards. In the United States, we had $1.3 billion of federal NOLs as of December 31, 2018, which, if unused, will expire beginning in 2028. Foreign tax credit carryforwards amounted to $265 million as of December 31, 2018, which, if unused, will begin to expire in 2024. As of December 31, 2018, we had a $334 million valuation allowance related to state deferred tax assets and foreign net operating losses.

In 2017, we released $258 million of our valuation of allowance that was recorded in 2016 related to judgments regarding the future realization of certain foreign tax credits. In light of our 2017 financial projections, which included the impact of changes in U.S. tax legislation under the TCJA and improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance business, we believed that it is more likely than not that the benefits of these foreign tax credits will be realized (see “Regulation—Changes in tax law”). The financial projections did not include any benefits or aspects of the proposed transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership.

We are in a three-year cumulative pre-tax income position in our U.S. jurisdiction as of December 31, 2018, however, we have been in a three-year cumulative loss position in recent years. A cumulative loss position is considered significant negative evidence in assessing the realizability of our deferred tax assets. Our ability to realize our net deferred tax asset of $712 million, which includes $563 million related to NOL and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of the net operating losses and foreign tax credit carryforwards. This positive evidence includes the fact that: (i) we are currently in a cumulative three-year income position; (ii) our U.S. operating forecasts are profitable, which include: in-force premium rate increases and associated benefit reductions already obtained in our long-term care insurance business, favorable development in interest rates, improvements in business performance driven mostly by our U.S. mortgage insurance business and favorable changes in U.S. tax legislation under the TCJA; and (iii) overall domestic losses that we have incurred are now, under the TCJA, allowed to be reclassified as foreign source income to the extent of 100% of domestic source income produced in subsequent years, and such resulting foreign source income, along with future projections of foreign source income, is sufficient to cover the foreign tax credits being carried forward. After consideration of all available evidence, we have concluded that it is more likely than not that our deferred tax assets, with the exception of certain foreign net operating losses and state deferred tax assets for which a valuation allowance has been established, will be realized. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance which could have a material impact on our consolidated financial statements in future periods.

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

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities. The U.S. and international financial markets in which we operate have been impacted by concerns regarding regulatory changes, global trade, modest global growth and the rate and strength of recovery. During 2018, the global economy improved and most countries in which we conduct business saw improved levels of gross domestic product (“GDP”) growth. Many economic forecasts show the rate of GDP growth will slow in 2019 due to U.S. and China trade tensions, declining oil prices, and global growth concerns, but still maintain a healthy range of sustainable growth. Likewise, historic low interest rates have started to rise given actions taken by the U.S. Federal Reserve and other central banks. Although the U.S. Federal Reserve increased its benchmark lending rate 25 basis points in December 2018, long-term interest rates remained at low levels. The U.S. Federal Reserve projected two additional rate increases in 2019 and one in 2020, which is modified from its September forecast of three increases in 2019 and one increase in 2020. The modification in the forecast relates to the economic concerns relating to the projected slow down in GDP growth in 2019. Given this forecast, we expect interest rates will continue to rise in 2019, but we remain uncertain at the pace in which this increase will occur and its ultimate impact on our businesses. The decision for additional rate increases during 2018 was anticipated and indicates increased confidence in the United States economy as unemployment has reached multi-decade lows and economic growth was strong in 2018. Likewise, inflation remains relatively stable but long-term forecasts remain uncertain. The U.S. Treasury yield curve steepened in the fourth quarter of 2018 with short-term interest rates decreasing on expectation of a slower pace of rate increases, while long-term interest rates decreased at a lesser extent. Credit markets experienced spread widening in the fourth quarter of 2018 driven by a constructive economic backdrop, strong profit margins, higher corporate earnings and a lower supply of bonds which is expected to have higher demand during 2019. For a discussion of the risks associated with interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability.”

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

The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues:
Premiums	$4,519	$4,004	$4,160	$515	13%	$(156)	(4)%
Net investment income	3,262	3,200	3,159	62	2%	41	1%
Net investment gains (losses)	(146)	265	72	(411)	(155)%	193	NM (1)
Policy fees and other income	795	826	978	(31)	(4)%	(152)	(16)%

Total revenues	8,430	8,295	8,369	135	2%	(74)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	5,684	5,179	5,245	505	10%	(66)	(1)%
Interest credited	611	646	696	(35)	(5)%	(50)	(7)%
Acquisition and operating expenses, net of deferrals	997	1,022	1,273	(25)	(2)%	(251)	(20)%
Amortization of deferred acquisition costs and intangibles	391	435	498	(44)	(10)%	(63)	(13)%
Interest expense	299	284	337	15	5%	(53)	(16)%

Total benefits and expenses	7,982	7,566	8,049	416	5%	(483)	(6)%

Income from continuing operations before income taxes	448	729	320	(281)	(39)%	409	128%
Provision (benefit) for income taxes	151	(207)	358	358	173%	(565)	(158)%

Income (loss) from continuing operations	297	936	(38)	(639)	(68)%	974	NM (1)
Loss from discontinued operations, net of taxes	—	(9)	(29)	9	100%	20	69%

Net income (loss)	297	927	(67)	(630)	(68)%	994	NM (1)
Less: net income attributable to noncontrolling interests	178	110	210	68	62%	(100)	(48)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$119	$817	$(277)	$(698)	(85)%	$1,094	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2018 compared to 2017

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•

Our Australia Mortgage Insurance segment increased $513 million predominantly from a review of our premium earnings pattern in 2017, which reduced our earned premiums by $468 million in 2017 and increased our earned premiums on our existing insurance in-force in 2018 (see “—Critical Accounting Estimates—Unearned premiums” for additional information). The increase was also attributable to a new structured insurance transaction and higher policy cancellations resulting from an initiative implemented in 2018 to more promptly identify loans that have been discharged or refinanced using newly available data.

•

Our U.S. Mortgage Insurance segment increased $51 million mainly attributable to higher average flow insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in 2018.

•	Our Canada Mortgage Insurance segment increased $6 million primarily from changes in foreign exchange rates in 2018.

•

Our U.S. Life Insurance segment decreased $55 million. Our long-term care insurance business increased $68 million largely from $70 million of increased premiums in 2018 from in-force rate actions approved and implemented and from a $60 million unfavorable correction in 2017 related to certain limited pay policies that had reached their paid up status that did not recur. These increases were partially offset by policy terminations in 2018. Our life insurance business decreased $123 million mainly attributable to higher ceded premiums in 2018 from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in 2018.

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

•

Our U.S. Life Insurance segment decreased $19 million mostly attributable to our life insurance business primarily as a result of a decline in our term universal and universal life insurance in-force blocks in 2018. The decrease was also related to an unfavorable unlocking of $7 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2018 compared to a favorable unlocking of $3 million in 2017. These decreases were partially offset by an $8 million unfavorable model refinement in 2017 that did not recur.

•	Our Runoff segment decreased $10 million principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in 2018.

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

•

Our U.S. Life Insurance segment increased $536 million. Our long-term care insurance business increased $652 million principally from the completion of our annual review of our claim reserves in the fourth quarter of 2018 which resulted in higher claim reserves of $291 million, net of reinsurance (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). We also refined our estimate of unreported policy terminations, which resulted in an unfavorable reserve adjustment of $36 million in 2018. The increase was also attributable to higher reserves as a result of the aging of the in-force block (including higher frequency of new claims), unfavorable existing claim performance from higher utilization of available benefits and lower terminations, as well as higher severity of new claims in 2018. Our life insurance business decreased $35 million primarily attributable to higher ceded benefits in 2018 from new reinsurance treaties effective in December 2017, a $30 million unfavorable model refinement in 2017 that did not recur and favorable mortality in our term life insurance products in 2018. These decreases were partially offset by a higher unfavorable unlocking of $39 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2018 compared to 2017 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information)

and unfavorable mortality in our universal and term universal life insurance products in 2018. Our fixed annuities business decreased $81 million largely attributable to $67 million of lower reserves in connection with loss recognition testing in our fixed immediate annuity products (see “—Critical Accounting Estimates—Future policy benefits” for additional information).

•

Our Canada Mortgage Insurance segment increased $24 million largely from a higher average reserve per delinquency primarily attributable to increased losses in Alberta, less favorable development in our loss reserves and from higher new delinquencies, net of cures, in 2018.

•	Our Runoff segment increased $13 million primarily attributable to higher GMDB reserves in our variable annuity products due to unfavorable equity market performance in 2018.

•

Our U.S. Mortgage Insurance segment decreased $71 million primarily from lower new delinquencies, favorable net cures and aging of existing delinquencies and a $28 million favorable reserve adjustment in 2018 mostly driven by lower expected claim rates. The year ended December 31, 2017 included a $15 million favorable reserve adjustment and approximately $5 million of losses attributable to new delinquencies in areas impacted by hurricanes Harvey and Irma.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our U.S. Life Insurance segment decreased $45 million primarily due to our fixed annuities business predominantly from a decline in average account values and lower crediting rates in 2018.

•	Our Runoff segment increased $10 million largely related to higher account values in our corporate-owned life insurance products in 2018.

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

•

Corporate and Other activities decreased $25 million mainly driven by lower compensation expenses and consulting fees, as well as lower net expenses after allocations in 2018. These decreases were partially offset by $6 million of broker, advisor and investment banking fees associated with Genworth Holdings’ bond consent solicitation in October 2018.

•	Our Canada Mortgage Insurance segment decreased $10 million mainly driven by lower stock-based compensation expense driven mostly by a decrease in Genworth Canada’s share price in 2018.

•	Our Runoff segment decreased $4 million mainly from lower commissions in our variable annuity products in 2018.

•

Our U.S. Life Insurance segment increased $12 million mostly attributable to our long-term care insurance business largely from higher operating costs associated with our in-force rate action plan, partially offset by guaranty fund assessments in 2017 in connection with the Penn Treaty liquidation that did not recur.

•	Our U.S. Mortgage Insurance segment increased $4 million largely from higher compensation and benefit expenses in 2018.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our U.S. Life Insurance segment decreased $71 million mostly attributable to our life insurance business largely from a $41 million unfavorable term conversion mortality assumption correction in

2017 that did not recur. The decrease was also attributable to a favorable unlocking of $4 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2018 compared to an unfavorable unlocking of $44 million in 2017 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information) and from lower lapses in 2018. These decreases were partially offset by prior year transactions that did not recur: a net $15 million favorable model refinement and an $11 million refinement related to reinsurance rates.

•

Our Australia Mortgage Insurance segment increased $19 million primarily as a result of an $18 million decrease in amortization of DAC in 2017 related to our premium earnings pattern review that did not recur and higher contract fees amortization in 2018.

•

Our Runoff segment increased $9 million related to our variable annuity products mainly from unfavorable equity market performance, partially offset by higher net investment losses on embedded derivatives in 2018.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits. Corporate and Other activities increased $14 million largely driven by the Term Loan that Genworth Holdings closed in March 2018, a favorable correction of $11 million related to our Tax Matters Agreement liability in 2017 that did not recur and from our junior subordinated notes which had a higher floating rate of interest in 2018. These increases were partially offset by lower interest expense associated with the redemption of $597 million of Genworth Holdings’ senior notes in May 2018.

Provision (benefit) for income taxes. The effective tax rate was 33.7% and (28.4)% for the years ended December 31, 2018 and 2017, respectively. The increase in the effective tax rate was primarily due to the impacts of tax reform in 2017 that did not recur. In 2017, we released $258 million of our valuation allowance principally from the TCJA and improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses. In addition, changes in the taxation of foreign operations also benefited the 2017 effective tax rate. The 2018 effective tax rate also included the rate differential on our foreign subsidiaries, which are now taxed at a higher marginal rate than our U.S. businesses and tax expense related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase was predominantly related to our Australia Mortgage Insurance segment from the completion of a premium earnings pattern review, which resulted in an unfavorable adjustment of $151 million in 2017 that did not recur. This increase was partially offset by net investment losses mostly related to derivative losses and a decrease in the fair value of preferred equity securities in our Canada Mortgage Insurance segment in 2018.

2017 compared to 2016

Premiums

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

•

Our U.S. Life Insurance segment increased $58 million. Our long-term care insurance business decreased $328 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance, that did not recur. The decrease was also attributable to a favorable correction of $54 million in 2017 associated with certain limited pay policies that had reached their paid up status and unfavorable adjustments of $50 million which included refinements to the calculations of reserves in 2016 that did not recur. The decrease was also driven by a $31 million favorable adjustment related to changes in claims administration expense assumptions and favorable claim terminations in 2017. These decreases were partially offset by aging and growth of the in-force block, higher severity on new claims, higher incremental reserves of $55 million recorded in connection with an accrual for profits followed by losses and a $28 million less favorable impact from benefit reductions in 2017 related to in-force rate actions approved and implemented. Our life insurance business increased $283 million principally related to the impact of a reinsurance treaty under which we initially ceded $331 million of certain term life insurance reserves as part of a life block transaction in the first quarter of 2016 and from unfavorable mortality in 2017. The increase was also attributable to a $30 million unfavorable model refinement in 2017. These increases were partially offset by a less unfavorable unlocking of $135 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2017 compared to 2016 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information). Our fixed annuities business increased $103 million largely attributable to $65 million of higher reserves from loss recognition testing in our fixed immediate annuity products primarily driven by the low interest rate environment (see “—Critical Accounting Estimates—Future policy benefits” for additional information). The increase was also related to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in 2016 that did not recur.

Interest credited

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

Interest expense

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

Net income attributable to noncontrolling interests. The decrease was predominantly related to our Australia Mortgage Insurance segment from the completion of a premium earnings pattern review, which resulted in an unfavorable adjustment of $151 million in 2017.

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

Beginning in the first quarter of 2018, we assumed a tax rate of 21% on certain adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders (unless otherwise indicated). In 2017 and 2016, we assumed a tax rate of 35%, the previous U.S. corporate federal income tax rate prior to the enactment of the TCJA, on certain adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$119	$817	$(277)
Add: net income attributable to noncontrolling interests	178	110	210

Net income (loss)	297	927	(67)
Loss from discontinued operations, net of taxes	—	(9)	(29)

Income (loss) from continuing operations	297	936	(38)
Less: net income attributable to noncontrolling interests	178	110	210

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	119	826	(248)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	68	(202)	(66)
(Gains) losses from sale of businesses	—	—	(3)
(Gains) losses on early extinguishment of debt, net	—	—	(48)
Losses from life block transactions	—	—	9
Expenses related to restructuring	2	2	22
Fees associated with bond solicitation	6	—	18
Taxes on adjustments	(16)	70	—

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$179	$696	$(316)

(1)

For the years ended December 31, 2018, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(12) million, $(3) million and $(14) million, respectively, and adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(66) million, $66 million and $20 million, respectively.

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

In 2018, 2017 and 2016, we recorded a pre-tax expense of $2 million, $2 million and $22 million, respectively, related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented other than the following items. In 2018 and 2016, we incurred fees related to Genworth Holdings’ bond consent solicitation of $6 million and $18 million, respectively, for broker, advisor and investment banking fees.

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the years ended December 31:

(Amounts in millions, except per share amounts)	2018	2017	2016
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.24	$1.66	$(0.50)

Diluted	$0.24	$1.65	$(0.50)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.24	$1.64	$(0.56)

Diluted	$0.24	$1.63	$(0.56)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.36	$1.40	$(0.63)

Diluted	$0.36	$1.39	$(0.63)

Weighted-average common shares outstanding:
Basic	500.4	499.0	498.3

Diluted (1)	504.2	501.4	498.3

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2016, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share as the inclusion of shares for stock options, RSUs and SARs of 2.0 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2016, dilutive potential weighted-average common shares outstanding would have been 500.3 million.

Diluted weighted-average shares outstanding reflect the effects of potentially dilutive securities including stock options, RSUs and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 19 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities.

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to new insurance written for mortgage insurance products. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider new insurance written to be a measure of our operating performance because it represents a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs and the U.S. government, including the FHA, the FHFA, and the U.S. Congress, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits as well as low down payment programs available through the FHA or GSEs. In the first quarter of 2018, Freddie Mac introduced to certain lenders a pilot program, Integrated Mortgage Insurance, commonly referred to as “IMAGIN,” as an alternative to private mortgage insurance. IMAGIN transfers default risk on high loan-to-value mortgages to a panel of reinsurers approved by Freddie Mac. In July 2018, Fannie Mae introduced a similar pilot program, Enterprise Paid Mortgage Insurance (“EPMI”). As currently designed and implemented, we believe these pilot programs are targeted at less than 5% of the total 2018 aggregate private mortgage insurance available market and compete with lender paid private mortgage insurance, which represented approximately 8% of our new insurance written in 2018. For more information about the potential future impact, see “Item 1A—Risk Factors—Fannie Mae and Freddie Mac exert significant influence over the U.S. mortgage insurance market and changes to the role or structure of Freddie Mac or Fannie Mae could have a material adverse impact on our U.S. mortgage insurance business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.”

Estimated mortgage origination volume decreased in 2018, primarily due to lower refinance originations, partially offset by an increase in purchase originations. The decline in refinance mortgage originations was driven by increases in interest rates. The estimated private mortgage insurance available market increased in 2018 due to strong demand from first-time homebuyers and more competitive pricing. Our flow persistency was 84% in 2018 compared to 82% in 2017, due in part to the rise in interest rates. Our U.S. mortgage insurance estimated market share for 2018 decreased compared to 2017 largely driven by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition, the proposed transaction with China Oceanwide and pricing competition. For more information on the potential impacts due to competition, see “Item 1A—Risk Factors—Competitors could negatively affect our ability to maintain or increase our market share and profitability,” and “—Risk Factors—Our reliance on key customer or distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced.”

The U.S. private mortgage insurance industry is highly competitive. There are currently six active mortgage insurers, including us. In the second quarter of 2018, our U.S. mortgage insurance business introduced new, lower priced rate cards, several of which included two new risk attributes that more closely align loan price and expected performance. Overall, the new rates reduced the weighted average price of the revised rate cards by approximately 10% while maintaining estimated aggregate mid-teen pricing returns on new insurance written. In the fourth quarter of 2018, our U.S. mortgage insurance business launched GenRATE, a proprietary risk-based pricing engine, providing lenders with a more granular approach to pricing for borrowers. In addition, we expect more new insurance written in the market to be priced using opaque pricing engines that will frequently provide a different price to lenders compared to prevailing rate cards depending on the specific loan attributes. Given evolving market dynamics, we expect price competition to remain highly competitive.

New insurance written increased 3% in 2018 compared to 2017 largely due to a larger private mortgage insurance available market, partially offset by our lower market share. The percentage of single premium new insurance written decreased in 2018 compared to 2017, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant.

Our loss ratio was 5% for the year ended December 31, 2018, compared to 15% for the year ended December 31, 2017. The 2018 loss ratio decreased primarily due to lower losses related to the decline in new delinquencies and improvement in the net cures and aging of existing delinquencies. The decrease was also attributable to a favorable reserve adjustment of $28 million, which reduced the loss ratio by four percentage points in 2018. The year ended December 31, 2017 included a $15 million favorable reserve adjustment, which reduced the loss ratio by three percentage points. The fourth quarter of 2017 included incremental delinquencies of approximately three thousand in areas impacted by hurricanes Harvey and Irma. The impact of the incremental delinquencies was approximately $5 million in 2017. However, these delinquencies performed consistent with our prior expected claim frequency and as a result, there were no incremental incurred losses related to them in 2018. Additionally, we do not expect any material impacts from the hurricanes affecting the Southeast region of the United States, Florence and Michael, which occurred in September 2018 and October 2018, respectively. We will continue to monitor these affected areas and support the measures enacted by the GSEs restricting foreclosure actions and providing other forms of mortgage relief for those dealing with damage in the affected areas. Foreclosure starts decreased in 2018 as compared to 2017. We have also seen a reduction in loans that have been subject to a modification or workout. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies.

Our U.S. mortgage insurance business paid a $50 million dividend to Genworth Financial in 2018. The evaluation of future dividends is subject to capital requirements of our U.S. mortgage insurance subsidiaries, capital needs of our holding companies and market conditions, among other factors, which are subject to change.

As of December 31, 2018, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 12.5:1, compared with a risk-to-capital ratio of approximately 12.9:1 as of December 31, 2017. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated within the business or capital support (if any) that we provide.

Effective December 31, 2015, each GSE adopted revised PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of December 31, 2018, we estimate our U.S. mortgage insurance business had available assets of approximately 129% of the required assets under PMIERs compared to approximately 121% as of December 31, 2017. As of December 31, 2018 and 2017, the PMIERs sufficiency ratios were in excess of $750 million and $550 million, respectively, of available assets above the PMIERs requirements. The increase in 2018 as compared to 2017 was driven, in part, by positive operating cash flows and the reduction in delinquent loans. The new delinquencies in areas impacted by hurricanes Harvey and Irma, which negatively impacted the PMIERs sufficiency ratio by four points in the fourth quarter of 2017, continue to cure in line with our original loss expectations. This cure performance during 2018 virtually eliminated the negative impact to the PMIERs sufficiency ratio as of December 31, 2018. Reinsurance transactions provided an aggregate of approximately $515 million of PMIERs capital credit as of December 31, 2018. The GSEs published revisions to PMIERs, referred to as “PMIERs 2.0,” on September 27, 2018 with an effective date of March 31, 2019. If PMIERs 2.0 had been effective December 31, 2018, we estimate that the sufficiency ratio would have been approximately 120%, or more than $550 million of available assets above the PMIERs 2.0 requirements. This difference is primarily due to the elimination of any credit for future premiums in PMIERs 2.0 that had previously been allowed on insurance policies written in 2008 or earlier.

As of December 31, 2018, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $10.4 billion of insurance in-force, with approximately $9.9 billion of those loans from our 2005 through 2008 book years. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. On December 31, 2018, HARP ended and was replaced with GSE streamline refinance programs. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues:
Premiums	$746	$695	$660	$51	7%	$35	5%
Net investment income	93	73	63	20	27%	10	16%
Net investment gains (losses)	—	—	(1)	—	—%	1	100%
Policy fees and other income	2	4	4	(2)	(50)%	—	—%

Total revenues	841	772	726	69	9%	46	6%

Benefits and expenses:
Benefits and other changes in policy reserves	36	107	160	(71)	(66)%	(53)	(33)%
Acquisition and operating expenses, net of deferrals	169	165	167	4	2%	(2)	(1)%
Amortization of deferred acquisition costs and intangibles	14	14	12	—	—%	2	17%

Total benefits and expenses	219	286	339	(67)	(23)%	(53)	(16)%

Income from continuing operations before income taxes	622	486	387	136	28%	99	26%
Provision for income taxes	132	175	138	(43)	(25)%	37	27%

Income from continuing operations	490	311	249	179	58%	62	25%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	—	1	—	—%	(1)	(100)%
Expenses related to restructuring	—	—	1	—	—%	(1)	(100)%
Taxes on adjustments	—	—	(1)	—	—%	1	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$490	$311	$250	$179	58%	$61	24%

2018 compared to 2017

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly from lower losses, which included a $22 million favorable reserve adjustment in 2018 principally from lower expected claim rates. The increase was also attributable to higher premiums due to an increase in mortgage insurance in-force, higher investment income and lower taxes in 2018. The year ended December 31, 2017 included a $10 million favorable reserve adjustment.

Revenues

Premiums increased mainly attributable to higher average flow insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in 2018.

Net investment income increased primarily due to higher average invested assets and from an increase in investment yields in 2018.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily from lower new delinquencies, favorable net cures and aging of existing delinquencies and a $28 million favorable reserve adjustment in 2018 mostly driven by lower expected claim rates. The year ended December 31, 2017 included a $15 million favorable reserve adjustment and approximately $5 million of losses attributable to new delinquencies in areas impacted by hurricanes Harvey and Irma.

Acquisition and operating expenses, net of deferrals, increased largely from higher compensation and benefit expenses in 2018.

Provision for income taxes. The effective tax rate decreased to 21.2% for the year ended December 31, 2018 from 35.9% for the year ended December 31, 2017. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%.

2017 compared to 2016

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased in 2017 mainly attributable to lower losses from favorable net cures and aging of existing delinquencies and a continued decline in new delinquencies in 2017. The increase was also attributable to higher premiums due to an increase in mortgage insurance in-force in 2017.

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

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Primary insurance in-force (1)	$166,700	$151,800	$137,500	$14,900	10%	$14,300	10%
Risk in-force	$40,400	$36,800	$33,300	$3,600	10%	$3,500	11%
New insurance written	$40,000	$38,900	$42,700	$1,100	3%	$(3,800)	(9)%
Net premiums written	$764	$757	$744	$7	1%	$13	2%

(1)

Primary insurance in-force represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

2018 compared to 2017

Primary insurance in-force and risk in-force

Primary insurance in-force increased largely as a result of higher flow insurance-in-force of $15.2 billion, which increased from $150.3 billion as of December 31, 2017 to $165.5 billion as of December 31, 2018 mostly from new insurance written, partially offset by lapses during 2018. The increase in flow insurance in-force was partially offset by a decline of $0.3 billion in bulk insurance in-force, which decreased from $1.5 billion as of December 31, 2017 to $1.2 billion as of December 31, 2018 primarily from cancellations and lapses in 2018. In addition, risk in-force increased predominantly from higher flow insurance in-force. Flow persistency was 84% and 82% for the years ended December 31, 2018 and 2017, respectively.

New insurance written

New insurance written increased principally due to a larger private mortgage insurance available market, partially offset by our lower market share in 2018.

Net premiums written

Net premiums written increased primarily from higher insurance in-force and a larger private mortgage insurance available market, partially offset by lower average rates on our mortgage insurance in 2018.

2017 compared to 2016

Primary insurance in-force and risk in-force

Primary insurance in-force increased primarily as a result of higher flow insurance-in-force of $15.0 billion, which increased from $135.3 billion as of December 31, 2016 to $150.3 billion as of December 31, 2017 as a result of new insurance written, partially offset by lapses during 2017. The increase in flow insurance in-force was partially offset by a decline of $0.7 billion in bulk insurance in-force, which decreased from $2.2 billion as of December 31, 2016 to $1.5 billion as of December 31, 2017 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow insurance in-force. Flow persistency was 82% and 77% for the years ended December 31, 2017 and 2016, respectively.

New insurance written

New insurance written decreased primarily reflecting a decline in our estimated market share in 2017.

Net premiums written

Net premiums written increased primarily from higher average flow insurance in-force in 2017.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Loss ratio	5%	15%	24%	(10)%	(9)%
Expense ratio (net earned premiums)	25%	26%	27%	(1)%	(1)%
Expense ratio (net premiums written)	24%	24%	24%	—%	—%

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

2018 compared to 2017

The loss ratio decreased primarily from lower new delinquencies and from improvements in net benefits from cures and aging of existing delinquencies in 2018. The decrease was also attributable to a favorable reserve adjustment of $28 million in 2018 mostly driven by lower expected claim rates, which reduced the loss ratio by four percentage points in 2018. The year ended December 31, 2017 included a $15 million favorable reserve adjustment and approximately $5 million of losses attributable to new delinquencies in areas impacted by hurricanes Harvey and Irma.

The expense ratio (net earned premiums) decreased slightly driven mostly by higher net earned premiums, partially offset by higher compensation and benefit expenses in 2018.

2017 compared to 2016

The loss ratio decreased principally from improvements in net benefits from cures and aging of existing delinquencies and lower new delinquencies in 2017. The decrease in the loss ratio was also driven by higher net earned premiums attributable to higher average flow insurance in-force and a $5 million higher favorable reserve adjustment in 2017. These decreases were partially offset by approximately $5 million of losses attributable to new delinquencies in areas impacted by hurricanes Harvey and Irma in 2017.

The expense ratio (net earned premiums) decreased slightly driven mostly by higher net earned premiums in 2017.

U.S. mortgage insurance loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2018	2017	2016
Primary risk in-force lender concentration (by original applicant)	$40,293	$36,710	$33,169
Top 10 lenders	$11,233	$10,686	$10,478
Top 20 lenders	$15,099	$14,288	$13,737
Loan-to-value ratio:
95.01% and above	$7,124	$6,057	$5,677
90.01% to 95.00%	20,946	19,043	16,738
80.01% to 90.00%	12,054	11,410	10,495
80.00% and below	169	200	259

Total	$40,293	$36,710	$33,169

Loan grade:
Prime	$39,757	$36,049	$32,357
A minus and sub-prime	536	661	812

Total	$40,293	$36,710	$33,169

Delinquent loans and claims

Our delinquency management process begins with notification by the loan servicer of a delinquency on an insured loan. “Delinquency” is defined in our master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a delinquency after the borrower has been in default by two or three monthly payments. We generally consider a loan to be delinquent and establish required reserves if the borrower has failed to make a scheduled mortgage payment. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit and interest rate levels. Borrowers may cure delinquencies by making all of the delinquent loan payments, agreeing to a loan modification, or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, delinquencies that are not cured result in a claim under our policy. The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of December 31:

	2018	2017	2016
Primary insurance:
Insured loans in-force	783,288	742,094	699,841
Delinquent loans	17,159	23,188	25,709
Percentage of delinquent loans (delinquency rate)	2.19%	3.12%	3.67%

Flow loans in-force	770,657	725,748	678,168
Flow delinquent loans	16,670	22,483	24,631
Percentage of flow delinquent loans (delinquency rate)	2.16%	3.10%	3.63%

Bulk loans in-force	12,631	16,346	21,673
Bulk delinquent loans (1)	489	705	1,078
Percentage of bulk delinquent loans (delinquency rate)	3.87%	4.31%	4.97%

A minus and sub-prime loans in-force	15,348	18,912	23,063
A minus and sub-prime delinquent loans	2,727	4,054	5,252
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	17.77%	21.44%	22.77%

Pool insurance:
Insured loans in-force	4,535	5,039	5,742
Delinquent loans	220	249	325
Percentage of delinquent loans (delinquency rate)	4.85%	4.94%	5.66%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 403, 614 and 756 as of December 31, 2018, 2017 and 2016, respectively.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the residential real estate market in the United States stabilized subsequent to those book years and strengthened during 2017 and 2018. In addition, we have experienced lower foreclosure starts in 2018. However, our 2005 through 2008 book years continue to make up the majority of our existing delinquencies as well as new delinquencies, therefore, we may experience variability in our delinquency rates. We had approximately three thousand new delinquencies in areas impacted by hurricanes Harvey and Irma in 2017.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of December 31:

	2018
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,360	$31	$365	8%
4 - 11 payments	4,591	88	208	42%
12 payments or more	3,719	142	188	76%

Total	16,670	$261	$761	34%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	2017
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,594	$46	$474	10%
4 - 11 payments	6,178	125	279	45%
12 payments or more	5,711	237	281	84%

Total	22,483	$408	$1,034	39%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of December 31, 2018	Percent of total reserves as of December 31, 2018 (1)	Delinquency rate as of December 31,
			2018	2017	2016
By Region:
Southeast (2)	18%	22%	2.63%	4.60%	4.28%
Pacific (3)	16	9	1.29%	1.56%	2.02%
South Central (4)	16	12	2.11%	3.30%	3.20%
Northeast (5)	12	28	3.43%	4.67%	6.72%
North Central (6)	11	9	1.98%	2.34%	3.00%
Great Lakes (7)	11	6	1.72%	2.09%	2.70%
Mid-Atlantic (8)	6	5	2.16%	2.79%	3.80%
New England (9)	6	6	2.23%	2.75%	3.62%
Plains (10)	4	3	1.87%	2.36%	2.94%

Total	100%	100%	2.19%	3.12%	3.67%

(1)	Total reserves were $296 million as of December 31, 2018.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(4)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	New Jersey, New York and Pennsylvania.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of December 31, 2018	Percent of total reserves as of December 31, 2018 (1)	Delinquency rate as of December 31,
			2018	2017	2016
By State:
California	9%	5%	1.28%	1.45%	1.56%
Texas	7%	5%	2.29%	4.41%	3.33%
Florida	6%	12%	2.91%	7.99%	4.89%
Illinois	6%	6%	2.26%	2.70%	3.45%
New York	5%	16%	3.64%	4.77%	6.88%
Washington	5%	2%	1.04%	1.19%	1.79%
Michigan	4%	2%	1.40%	1.51%	1.79%
Pennsylvania	4%	4%	2.79%	3.50%	4.70%
Ohio	4%	3%	1.97%	2.43%	3.30%
North Carolina	4%	3%	2.27%	2.67%	3.65%

(1)	Total reserves were $296 million as of December 31, 2018.

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

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2018:

(Amounts in millions)	Average rate (1)	Percent of total reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.08%	8.9%	$1,668	1.0%	$314	0.8%
2005	5.55%	7.9	1,563	0.9	368	0.9
2006	5.70%	12.2	3,028	1.8	703	1.7
2007	5.63%	27.4	7,995	4.8	1,843	4.6
2008	5.15%	14.5	6,649	4.0	1,516	3.8
2009	4.90%	0.5	549	0.3	113	0.3
2010	4.63%	0.6	626	0.4	144	0.4
2011	4.55%	0.6	991	0.6	231	0.6
2012	3.86%	0.8	2,879	1.7	691	1.7
2013	4.08%	2.1	5,583	3.4	1,374	3.4
2014	4.45%	4.5	9,388	5.6	2,276	5.6
2015	4.14%	6.1	18,464	11.1	4,481	11.1
2016	3.88%	7.1	33,316	20.0	8,038	20.0
2017	4.24%	5.5	35,138	21.1	8,596	21.3
2018	4.77%	1.3	38,846	23.3	9,605	23.8

Total portfolio	4.49%	100.0%	$166,683	100.0%	$40,293	100.0%

(1)	Average rate represents average annual mortgage interest rate.
(2)	Total reserves were $296 million as of December 31, 2018.

For policy years after 2008, the average annual mortgage interest rate has been consistently below 5%, with its lowest point at 3.86% for policy year 2012. The largest portion of our loss reserves continues to reside in policy years 2005 through 2008. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in years prior to 2015. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. As of December 31, 2018, our 2005 through 2008 policy years represent approximately 11% of our primary risk in-force. Conversely, the three most recent policy years represent approximately 65% of our primary risk in-force as of December 31, 2018. Our “A minus” and “sub-prime” loans continue to have earlier incidences of default than our prime loans. However, based upon FICO at loan closing, prime loans represented 99% of our primary risk in-force as of December 31, 2018 and 2017.

Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2018 were $193 million, compared to $285 million and $368 million for the years ended December 31, 2017 and 2016, respectively. Pool insurance claims paid were $1 million, $2 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary flow mortgage insurance claim severity was 118%, 120% and 118% for the years ended December 31, 2018, 2017 and 2016, respectively. The average claim severities do not include the effects of agreements on non-performing loans.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During 2018, the Canadian dollar strengthened against the U.S. dollar, which favorably impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Canadian GDP is expected to have experienced moderate growth in 2018, although lower than in 2017, mostly attributable to increased government spending and stabilization in housing and exports, partially offset by weakened investment and consumer spending. The overnight interest rate in Canada was 1.75% at December 31, 2018 compared to 1.00% at December 31, 2017. Canada’s unemployment rate decreased to 5.6% at the end of 2018 compared to 5.7% at the end of 2017 due to job creation outpacing the increase in workforce participation.

National home prices increased in 2018 by approximately 3% compared to 2017 largely driven by the strong home price appreciation in British Columbia. Home sales decreased in 2018 by approximately 11% compared to 2017. This was mainly due to a slowdown in sales in British Columbia and Ontario, which was primarily driven by regulatory and housing policy changes, including the October 2017 release of the B-20 Guideline as discussed below. In addition, on February 20, 2018, the British Columbia Government released a plan to further address housing affordability in the province. Among other measures, the plan included an increase and expansion of the existing foreign buyers’ tax and the introduction of a speculation tax applicable to both foreign and domestic buyers. There was also a slowdown in sales in Ontario following the release of the Ontario Provincial Government’s Fair Housing Plan in April 2017 which was designed to temper the real estate market.

Our mortgage insurance business in Canada experienced higher losses in 2018 compared to 2017 primarily due to a higher average reserve per delinquency in 2018 due to a shift in mix resulting in a larger proportion of delinquencies in oil-producing regions that tend to have higher severity. The increase in losses was also driven by less favorable development in our loss reserves and higher new delinquencies, net of cures, in 2018. Our loss ratio in Canada was 15% for the year ended December 31, 2018. We expect the loss ratio in Canada in 2019 to be the same or modestly higher as compared to 2018 as economic conditions continue to normalize.

In 2018, flow new insurance written volumes decreased in our mortgage insurance business in Canada compared to 2017 primarily due to a smaller flow mortgage insurance market size as a result of regulatory changes and ongoing housing affordability pressure. However, earned premiums were higher in 2018 compared to 2017 from the seasoning of our larger, more recent in-force books of business.

Bulk new insurance written levels were lower in 2018 compared to 2017 primarily due to lower demand as a result of regulatory changes that took effect in 2016 and a substantial increase in bulk insurance premium rates on mortgage applications received after December 31, 2016 in response to higher capital requirements. The decrease was also attributable to a one-time increase in bulk insurance volumes in the first quarter of 2017 primarily from the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016 ahead of regulatory changes. New insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of bulk mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance. Effective July 1, 2016, bulk mortgage insurance is only available on mortgages used in the CMHC securitization programs and is prohibited on mortgages used in private securitizations after a phase-in period. In addition, effective November 30, 2016, additional regulatory changes were implemented that prohibit insuring bulk refinances and most investor mortgages.

Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet an MCT to support its outstanding mortgage insurance in-force per the MCT Guideline. The MCT ratio is calculated based on a methodology prescribed by OSFI. On January 1, 2017, the capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers” became effective. The advisory provides a standard framework for determining the capital requirements for residential mortgage insurance companies. Under this regulatory capital framework, the OSFI Supervisory MCT target and PRMHIA requirement are both 150%. As of December 31, 2018, our MCT ratio under the framework was approximately 172%, which was above the supervisory target.

Compared to the framework that was in effect prior to January 1, 2017, this framework has supplementary capital requirements under certain circumstances. As a result of these higher regulatory capital requirements, our mortgage insurance business in Canada implemented an increase in premiums rates of approximately 20% on flow new business effective March 17, 2017. Similarly, the business also increased its premium rates for bulk insurance. For more information about this capital framework, see “—Regulation—Mortgage Insurance Regulation—Canada Regulation.”

On August 9, 2018, OSFI released the MICAT guideline, which was effective January 1, 2019 and replaces the current advisory and MCT Guideline. The OSFI supervisory MICAT target ratio and the minimum MICAT ratio under PRMHIA remain at 150% for 2019. The MICAT primarily consolidates existing guidance and is not expected to have a material impact on regulatory capital. The primary changes include a 5% increase of the total asset requirement relative to the current calculation, elimination of the requirement to use updated 2016 credit scores for 2015 and prior books in the calculation of the base asset requirement and a transitional arrangement that provides a phase-in period for the increased capital required for insurance risk on outstanding insured mortgages at December 31, 2018. We expect that in 2019, the impact of the elimination of the 2016 credit score update should more than offset the 5% increase in the total asset requirement on existing insurance in-force. We were fully compliant with MICAT on the effective date of January 1, 2019. In addition, these new requirements should permit our mortgage insurance business in Canada to more closely align its actual capital levels with its targeted operating range for 2019 and thereafter, which may allow for meaningful levels of capital redeployment in addition to regular quarterly dividends in 2019.

On October 17, 2017, OSFI released the final version of the B-20 Guideline, which applies to all federally-regulated financial institutions that are engaged in residential mortgage underwriting and/or the acquisition of residential mortgage loan assets in Canada. The guideline was effective January 1, 2018, and requires enhanced underwriting practices for all uninsured mortgages, including the application of a qualifying mortgage rate stress test. The B-20 Guideline does not directly impact the regulatory requirements for our mortgage insurance business in Canada, as it is governed by OSFI’s Guideline B-21 Residential Mortgage Insurance Underwriting Practices and Procedures. Based on housing resale activity and mortgage origination volume in 2018, we believe the B-20 Guideline reduced the total 2018 mortgage originations in Canada by approximately 10% to 15% as compared to 2017 levels, including a decline of approximately 5% in the high loan-to-value market size in Canada in 2018 even though qualifying insured mortgages have been subject to a similar mortgage rate stress test since October 17, 2016.

Segment results of operations

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues:
Premiums	$525	$519	$481	$6	1%	$38	8%
Net investment income	138	132	126	6	5%	6	5%
Net investment gains (losses)	(137)	128	37	(265)	NM (1)	91	NM (1)
Policy fees and other income	—	1	1	(1)	(100)%	—	—%

Total revenues	526	780	645	(254)	(33)%	135	21%

Benefits and expenses:
Benefits and other changes in policy reserves	78	54	104	24	44%	(50)	(48)%
Acquisition and operating expenses, net of deferrals	70	80	77	(10)	(13)%	3	4%
Amortization of deferred acquisition costs and intangibles	43	43	39	—	—%	4	10%
Interest expense	18	18	18	—	—%	—	—%

Total benefits and expenses	209	195	238	14	7%	(43)	(18)%

Income from continuing operations before income taxes	317	585	407	(268)	(46)%	178	44%
Provision for income taxes	84	191	113	(107)	(56)%	78	69%

Income from continuing operations	233	394	294	(161)	(41)%	100	34%
Less: income from continuing operations attributable to noncontrolling interests	108	190	135	(82)	(43)%	55	41%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	125	204	159	(79)	(39)%	45	28%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	78	(74)	(21)	152	NM (1)	(53)	NM (1)
Expenses related to restructuring	—	1	—	(1)	(100)%	1	NM (1)
Taxes on adjustments	(16)	26	8	(42)	(162)%	18	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$187	$157	$146	$30	19%	$11	8%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the years ended December 31, 2018, 2017 and 2016, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(59) million, $54 million and $16 million, respectively.

2018 compared to 2017

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly driven by lower income taxes and a decrease in stock-based compensation expense, partially offset by higher losses in 2018.

Revenues

Premiums increased primarily from changes in foreign exchange rates in 2018.

Net investment income increased largely from higher average invested assets and higher investment yields in 2018.

Net investment losses in 2018 were primarily driven by derivative losses and a decrease in the fair value of preferred equity securities. Derivative losses were largely driven by foreign currency forward contracts, cross currency swaps and interest rate swaps. Lower future interest rate expectations resulted in a decrease in the fair value of rate reset preferred equity securities, whose values are based on expected pricing at the next reset date. Net investment gains in 2017 were predominantly from derivative gains on interest rate swaps, cross currency interest rate swaps and foreign currency forward contracts, as well as foreign exchange gains on the sale of non-functional currency investment securities.

Benefits and expenses

Benefits and other changes in policy reserves increased largely from a higher average reserve per delinquency primarily attributable to increased losses in Alberta, less favorable development in our loss reserves and from higher new delinquencies, net of cures, in 2018.

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower stock-based compensation expense driven mostly by a decrease in Genworth Canada’s share price in 2018.

Provision for income taxes. The effective tax rate decreased to 26.5% for the year ended December 31, 2018 from 32.7% for the year ended December 31, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate.

Income from continuing operations attributable to noncontrolling interests. Income from continuing operations attributable to noncontrolling interests decreased largely due to net investment losses in 2018 mostly driven by derivative losses and a decrease in the fair value of preferred equity securities, as discussed above.

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

Canada Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Primary insurance in-force	$372,000	$392,500	$345,600	$(20,500)	(5)%	$46,900	14%
Risk in-force	$130,200	$137,400	$121,000	$(7,200)	(5)%	$16,400	14%
New insurance written	$17,000	$24,200	$47,800	$(7,200)	(30)%	$(23,600)	(49)%
Net premiums written	$494	$509	$576	$(15)	(3)%	$(67)	(12)%

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the years ended December 31, 2018, 2017 and 2016, this factor was 35%.

2018 compared to 2017

Primary insurance in-force and risk in-force

Excluding the effects of changes in foreign exchange rates, primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written. Primary insurance in-force and risk in-force included decreases of $33.1 billion and $11.6 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written decreased predominantly from a decrease of $6.9 billion in bulk mortgage insurance written in 2018. The first quarter of 2017 included an increase in bulk insurance volumes primarily due to the closing of several large bulk insurance transactions on applications received in the fourth quarter of 2016 ahead of regulatory changes. New insurance written included an increase of $100 million attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2018, our unearned premium reserves were $1.5 billion, compared to $1.7 billion as of December 31, 2017. The change in unearned premium reserves included a decrease of $136 million attributable to changes in foreign exchange rates.

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Loss ratio	15%	10%	22%	5%	(12)%
Expense ratio (net earned premiums)	22%	24%	24%	(2)%	—%
Expense ratio (net premiums written)	23%	24%	20%	(1)%	4%

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

2018 compared to 2017

Loss ratio

The loss ratio increased largely from a higher average reserve per delinquency primarily attributable to increased losses in Alberta, less favorable development in our loss reserves and from higher new delinquencies, net of cures, in 2018.

Expense ratio (net earned premiums)

The expense ratio (net earned premiums) decreased primarily from lower stock-based compensation expense driven mostly by a decrease in Genworth Canada’s share price in 2018.

Expense ratio (net premiums written)

The expense ratio (net premiums written) decreased primarily from lower stock-based compensation expense and from lower net premiums written in 2018.

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

Canada mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our Canada mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2018	2017	2016
95.01% and above	$44,584	$45,545	$39,726
90.01% to 95.00%	26,254	27,424	24,366
80.01% to 90.00%	15,145	16,054	14,569
80.00% and below	44,222	48,353	42,289

Total	$130,205	$137,376	$120,950

Overall risk in-force decreased in 2018 compared to 2017 primarily as a result of changes in foreign exchange rates, partially offset by flow new insurance written. The year ended December 31, 2018 included a decrease of $11.6 billion attributable to changes in foreign exchange rates. Overall risk in-force increased in 2017 compared to 2016 primarily as a result of flow new insurance written. Risk in-force in the 80.00% and below category increased in 2017 compared to 2016 primarily as a result of bulk mortgage insurance written in 2017.

Delinquent loans and claims

The claim process in our Canada Mortgage Insurance segment is similar to the process we follow in our U.S. mortgage insurance business. See “—U.S. Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of December 31:

	2018	2017	2016
Primary insured loans in-force	2,143,191	2,110,324	2,029,400
Delinquent loans	1,684	1,718	2,070
Percentage of delinquent loans (delinquency rate)	0.08%	0.08%	0.10%
Flow loans in-force	1,499,304	1,447,794	1,394,067
Flow delinquent loans	1,310	1,369	1,693
Percentage of flow delinquent loans (delinquency rate)	0.09%	0.09%	0.12%
Bulk loans in-force	643,887	662,530	635,333
Bulk delinquent loans	374	349	377
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.05%	0.06%

Flow mortgage loans in-force increased from new policies written. The number of delinquent loans of our flow mortgage insurance decreased driven primarily by stable housing performance and continued favorable macroeconomic conditions.

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

	Percent of primary risk in-force as of December 31, 2018	Delinquency rate as of December 31,
		2018	2017	2016
By province and territory:
Ontario	47%	0.03%	0.03%	0.04%
Alberta	17	0.18%	0.17%	0.22%
British Columbia	14	0.04%	0.05%	0.06%
Quebec	13	0.10%	0.11%	0.15%
Saskatchewan	3	0.28%	0.28%	0.28%
Nova Scotia	2	0.13%	0.16%	0.18%
Manitoba	2	0.10%	0.08%	0.07%
New Brunswick	1	0.10%	0.16%	0.19%
All other	1	0.19%	0.17%	0.17%

Total	100%	0.08%	0.08%	0.10%

Delinquency rates remained flat compared to December 31, 2017 reflecting regional housing market improvement driven mostly by continued favorable macroeconomic conditions that began in 2017, offset by normalizing macroeconomic conditions in other regions and higher losses in Alberta.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from almost all of our customers. Based on the data provided by lenders, the delinquency rate as of December 31,

2018 was 0.18%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During 2018, the Australian dollar weakened against the U.S. dollar, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Australian GDP is expected to have experienced solid growth in 2018, supported by increased export volumes, expansion of non-mining business investment and household consumption growth. The cash rate remained flat at 1.50% in 2018. The December 2018 unemployment rate improved to 5.0% from 5.4% at the end of 2017.

Home prices in Australia declined in 2018 following consistent growth throughout most of 2017, with December 2018 home values approximately 6% lower than a year ago. The main drivers of the home price declines in the year were the Sydney and Melbourne housing markets, with annual home price declines of approximately 9% and 7%, respectively, as of December 31, 2018.

Our mortgage insurance business in Australia completed its annual review of its premium earnings pattern in the fourth quarter of 2018. The review resulted in no changes to the earnings pattern adopted in the fourth quarter of 2017.

The premium earnings pattern review performed in the fourth quarter of 2017 indicated an observed and expected continuation of a longer duration between policy inception and first loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. The review resulted in a refinement of premium recognition factors and a cumulative adjustment that was applied retrospectively as of October 1, 2017. This cumulative adjustment resulted in a decrease to earned premiums of $468 million, an increase to unearned premiums of $468 million, a decrease to DAC amortization of $18 million, and an unfavorable adjustment to net income (loss) of $141 million, net of taxes and noncontrolling interests, for the year ended December 31, 2017. As a result of these changes, earned premiums and amortization of DAC increased in 2018 and is expected to remain at this higher level over the next several years on our existing insurance in-force as compared to 2017, but normalize thereafter as the premiums will be earned over a longer period of time. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged. As discussed above, the adjustment to our premium earnings pattern was applied on a retrospective basis under U.S. GAAP, however, under local Australian Accounting Standards this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were materially different between the two accounting standards in 2017 and 2018 and will be different in future periods.

Losses in our mortgage insurance business in Australia were modestly higher in 2018 compared to 2017 primarily due to less favorable non-reinsurance recoveries on paid claims and lower cure activity, mostly offset by improved aging of existing delinquencies and lower new delinquencies in 2018. The loss ratio in Australia for the year ended December 31, 2018 was 30%. We expect the 2019 loss ratio in Australia to be similar to the 2018 loss ratio due to moderation in the housing market in New South Wales and Victoria, offset by expected improvement in mining regions.

In 2018, our mortgage insurance business in Australia experienced a decrease in new insurance written volumes compared to 2017 due to lower market penetration from a change in customer mix, a lower level of bulk deals completed in 2018 and APRA’s continued focus on lending standards, investment lending and serviceability. The decrease was partially offset by higher mortgage origination volumes from certain key customers. In March 2017, APRA announced changes to reinforce sound mortgage lending practices, focusing on slowing investor growth and limiting the flow of new interest-only lending. These changes resulted in a decline in new insurance written volumes in 2017 and 2018. In December 2018, APRA announced its intention to remove the investor loan growth and interest-only lending benchmarks effective January 1, 2019, subject to certain assurances from ADIs as to the strength of their lending standards.

Gross written premiums in 2018 were higher compared to 2017 primarily driven by a new structured insurance transaction completed in 2018 and higher flow new insurance written from increased key customer activity, partially offset by a lower level of bulk deals in 2018. Earned premiums in 2018 were higher compared to 2017 primarily due to updated premium recognition factors from the review of our premium earnings pattern in the fourth quarter of 2017, a new structured insurance transaction completed in 2018 and higher policy cancellations resulting from an initiative implemented in 2018 to more promptly identify loans that have been discharged or refinanced using newly available data.

In November 2016, we entered into a new contract with our largest customer, effective January 1, 2017, with a term of three years. During 2018, this customer represented 55% of our gross written premiums. In November 2018, we entered into a new contract with our second largest customer, effective November 21, 2018, with a term of two years and the option to extend for an additional year at the customer’s discretion. This customer represented 16% of our gross written premiums during 2018. The contract with our former second largest customer was terminated by the customer effective April 8, 2017.

Our mortgage insurance business in Australia evaluates its capital position in relation to the PCA as determined by APRA and utilizes ICAAP as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of December 31, 2018, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 194%, representing an increase from 193% as of December 31, 2017 resulting from portfolio seasoning, policy cancellations and lower production volumes, mostly offset by reduced reinsurance credit, dividends paid and share repurchase activity.

Segment results of operations

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues:
Premiums	$373	$(140)	$337	$513	NM (1)	$(477)	(142)%
Net investment income	67	75	94	(8)	(11)%	(19)	(20)%
Net investment gains (losses)	(15)	25	9	(40)	(160)%	16	178%
Policy fees and other income	2	—	—	2	NM (1)	—	—%

Total revenues	427	(40)	440	467	NM (1)	(480)	(109)%

Benefits and expenses:
Benefits and other changes in policy reserves	110	109	113	1	1%	(4)	(4)%
Acquisition and operating expenses, net of deferrals	65	67	96	(2)	(3)%	(29)	(30)%
Amortization of deferred acquisition costs and intangibles	43	24	14	19	79%	10	71%
Interest expense	9	9	10	—	—%	(1)	(10)%

Total benefits and expenses	227	209	233	18	9%	(24)	(10)%

Income (loss) from continuing operations before income taxes	200	(249)	207	449	180%	(456)	NM (1)
Provision (benefit) for income taxes	60	(90)	67	150	167%	(157)	NM (1)

Income (loss) from continuing operations	140	(159)	140	299	188%	(299)	NM (1)
Less: income (loss) from continuing operations attributable to noncontrolling interests	70	(80)	75	150	188%	(155)	NM (1)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	70	(79)	65	149	189%	(144)	NM (1)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	8	(13)	(5)	21	162%	(8)	(160)%
Taxes on adjustments	(2)	4	2	(6)	(150)%	2	100%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$76	$(88)	$62	$164	186%	$(150)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the years ended December 31, 2018, 2017 and 2016, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(7) million, $12 million and $4 million, respectively.

2018 compared to 2017

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

Our mortgage insurance business in Australia had adjusted operating income available to Genworth Financial, Inc.’s common stockholders in 2018 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in 2017 largely driven by a net unfavorable adjustment of $141 million from a review of our premium earnings pattern in 2017, which also resulted in higher earned premiums on our existing insurance in-force in 2018 (see “—Critical Accounting Estimates—Unearned premiums” for additional information). The increase was partially offset by lower net investment income in 2018.

Revenues

Premiums increased predominantly from a review of our premium earnings pattern in 2017, which reduced our earned premiums by $468 million in 2017 and increased our earned premiums on our existing insurance in-force in 2018 (see “—Critical Accounting Estimates—Unearned premiums” for additional information). The increase was also attributable to a new structured insurance transaction and higher policy cancellations resulting from an initiative implemented in 2018 to more promptly identify loans that have been discharged or refinanced using newly available data.

Net investment income decreased primarily from lower average invested assets in 2018.

Net investment losses in 2018 were largely from derivative losses and changes in the fair market value of equity securities, partially offset by net gains from the sale of investment securities. Net investment gains in 2017 were predominantly from net gains from the sale of investment securities, partially offset by impairments and derivative losses.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to less favorable non-reinsurance recoveries on paid claims and lower cure activity, mostly offset by improved aging of existing delinquencies and lower new delinquencies in 2018. The year ended December 31, 2018 included a decrease of $2 million attributable to changes in foreign exchange rates.

Amortization of DAC and intangibles increased primarily as a result of an $18 million decrease in amortization of DAC in 2017 related to our premium earnings pattern review that did not recur and higher contract fees amortization in 2018.

Provision (benefit) for income taxes. The effective tax rate decreased to 30.0% for the year ended December 31, 2018 from 36.2% for the year ended December 31, 2017. The decrease in the effective tax rate was primarily attributable to the change from a worldwide tax system to a territorial system under the TCJA. As a result, we are now generally taxed at our jurisdictional rate.

Income (loss) from continuing operations attributable to noncontrolling interests. The loss from continuing operations attributable to noncontrolling interests in 2017 was predominantly related to the completion of our premium earnings pattern review, which resulted in an unfavorable adjustment of $151 million.

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

Australia Mortgage Insurance selected operating performance measures

As of December 31, 2018, our mortgage insurance business in Australia had structured insurance transactions with two lenders where it was in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force, risk in-force, new insurance written, loans in-force and delinquent loans, are excluded from the following tables. These arrangements represented approximately $154 million of risk in-force as of December 31, 2018.

The following table sets forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Primary insurance in-force	$218,200	$251,400	$234,000	$(33,200)	(13)%	$17,400	7%
Risk in-force	$76,000	$87,500	$81,400	$(11,500)	(13)%	$6,100	7%
New insurance written	$16,600	$18,300	$19,800	$(1,700)	(9)%	$(1,500)	(8)%
Net premiums written	$242	$231	$231	$11	5%	$—	—%

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the years ended December 31, 2018, 2017 and 2016, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

2018 compared to 2017

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force decreased primarily due to changes in foreign exchange rates, portfolio seasoning and lower production volumes. Primary insurance in-force and risk in-force included decreases of $25.1 billion and $8.7 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written decreased for the year ended December 31, 2018 mainly due to lower market penetration from a change in customer mix and lower bulk insurance written from continued regulatory changes focused on lending standards, investment lending and serviceability. These decreases were partially offset by higher mortgage origination volume from certain key customers. The year ended December 31, 2018 included a decrease of $400 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2018, our unearned premium reserves were $1.1 billion, compared to $1.3 billion as of December 31, 2017. Unearned premium reserves decreased primarily from higher earned premiums in 2018 as a result of a review of our premium earnings pattern in 2017, partially offset by higher premiums written as discussed below. The change in unearned premiums also included a decrease of $116 million attributable to changes in foreign exchange rates.

Net premiums written increased mainly from a new structured insurance transaction completed in 2018 and higher mortgage origination volume from certain key customers, partially offset by a decrease in bulk activity in 2018. The year ended December 31, 2018 included a decrease of $6 million attributable to changes in foreign exchange rates.

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Loss ratio	30%	(79)%	34%	109%	(113)%
Expense ratio (net earned premiums)	29%	(65)%	33%	94%	(98)%
Expense ratio (net premiums written)	45%	39%	47%	6%	(8)%

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

2018 compared to 2017

Loss ratio

The loss ratio increased for the year ended December 31, 2018 primarily driven by a review of our premium earnings pattern in 2017, which resulted in a reduction to earned premiums of $468 million that did not recur. This adjustment reduced the loss ratio by 112% in 2017. Excluding the impact of this adjustment, the loss ratio decreased primarily from higher earned premiums in 2018 on our existing insurance in-force as a result of the review of our premium earnings pattern and higher policy cancellations resulting from an initiative implemented in 2018 to more promptly identify loans that have been discharged or refinanced using newly available data. These decreases were partially offset by higher losses in 2018 largely from less favorable non-reinsurance recoveries on paid claims and lower cure activity in 2018.

Expense ratio (net earned premiums)

The expense ratio (net earned premiums) increased primarily from a review of our premium earnings pattern in 2017, which resulted in a decrease in earned premiums of $468 million and a decrease in amortization of DAC of $18 million that did not recur. These adjustments reduced the expense ratio (net earned premiums) by 98% in 2017. Excluding the impact of these adjustments, the expense ratio (net earned premiums) decreased primarily from higher net earned premiums in 2018, as discussed above.

Expense ratio (net premiums written)

The expense ratio (net premiums written) increased primarily from an $18 million decrease in amortization of DAC as a result of a review of our premium earnings pattern in 2017 as discussed above. This adjustment reduced the expense ratio (net premiums written) by eight percentage points in 2017. Excluding the impact of these adjustments, the expense ratio (net premiums written) decreased primarily from higher net premiums written in 2018.

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

Australia mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our Australia mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2018	2017	2016
95.01% and above	$11,261	$13,849	$13,775
90.01% to 95.00%	21,081	23,849	21,593
80.01% to 90.00%	22,475	24,524	21,971
80.00% and below	21,161	25,258	24,094

Total	$75,978	$87,480	$81,433

Overall risk in-force decreased $8.7 billion attributable to changes in foreign exchange rates in 2018 and increased $6.7 billion attributable to changes in foreign exchange rates in 2017.

Delinquent loans and claims

The claim process in our Australia Mortgage Insurance segment is similar to the process we follow in our U.S. mortgage insurance business. See “—U.S. Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of December 31:

	2018	2017	2016
Primary insured loans in-force	1,332,906	1,416,525	1,464,139
Delinquent loans	7,145	6,696	6,731
Percentage of delinquent loans (delinquency rate)	0.54%	0.47%	0.46%
Flow loans in-force	1,226,219	1,303,928	1,354,616
Flow delinquent loans	6,931	6,476	6,451
Percentage of flow delinquent loans (delinquency rate)	0.57%	0.50%	0.48%
Bulk loans in-force	106,687	112,597	109,523
Bulk delinquent loans	214	220	280
Percentage of bulk delinquent loans (delinquency rate)	0.20%	0.20%	0.26%

Flow loans in-force decreased primarily from policy cancellations. Flow delinquent loans increased primarily from lower cures in 2018.

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

	Percent of primary risk in-force as of December 31, 2018	Delinquency rate as of December 31,
		2018	2017	2016
By state and territory:
New South Wales	27%	0.38%	0.31%	0.30%
Queensland	23	0.70%	0.67%	0.66%
Victoria	23	0.40%	0.37%	0.38%
Western Australia	13	0.98%	0.83%	0.74%
South Australia	6	0.68%	0.60%	0.61%
Australian Capital Territory	3	0.17%	0.14%	0.17%
Tasmania	2	0.31%	0.32%	0.35%
New Zealand	2	0.05%	0.04%	0.07%
Northern Territory	1	0.68%	0.48%	0.36%

Total	100%	0.54%	0.47%	0.46%

Delinquency rates increased mainly from decreased flow loans in-force as a result of higher policy cancellations and from lower cures in 2018.

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

We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. We completed our annual review of claim reserve assumptions for our long-term care insurance business in the fourth quarter of 2018. See “Long-term care insurance” below for more details. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. In the fourth quarter of 2018, we performed assumption reviews for our universal and term universal life insurance products as well as for our other U.S. life insurance products, including our long-term care insurance products, and completed our loss recognition testing. For our acquired block of long-term care insurance business and our fixed immediate annuity products, we monitor these blocks more frequently than annually given the premium deficiencies that existed in previous periods. In addition, given the low margin of our term and whole life insurance products, excluding our acquired block, as of December 31, 2017, we monitor this block more frequently than annually.

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

Results of our U.S. life insurance businesses are also impacted by interest rates. Low interest rates put pressure on the profitability and returns of these businesses as higher yielding investments mature and are replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 199% and 282% as of December 31, 2018 and 2017, respectively. The RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state as of December 31, 2018. However, the RBC ratio of our U.S. life insurance subsidiaries has declined over the past few years as a result of statutory losses driven by increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews particularly in our long-term care insurance business. Any future statutory losses would decrease the RBC ratio of our U.S. life insurance subsidiaries. Further declines in the RBC ratio of our life insurance subsidiaries could adversely affect their financial strength ratings.

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

Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. We completed our annual review of claim reserve assumptions and methodologies for our long-term care insurance business in the fourth quarter of 2018 and recorded higher claim reserves of $308 million and reinsurance recoverables of $17 million. Based on this review, we updated several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions. The primary impact related to increasing later duration utilization assumptions for claims with lifetime benefits. During the third quarter of 2017, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business but did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns and benefit utilization rates as we typically do each quarter. For a discussion of additional information related to changes to our assumptions and methodologies to our long-term care insurance claim reserves, see “—Critical Accounting Estimates—Liability for policy and contract claims.”

In the fourth quarter of 2018, we also completed our loss recognition and cash flow testing and reviewed assumptions for future policy benefits, or active life reserves, for our long-term care insurance business. As of December 31, 2018, our loss recognition testing margins for our long-term care insurance business, excluding the acquired block, were positive but were slightly reduced from the 2017 level. We continue to test our acquired block of long-term care insurance separately. In 2018, our loss recognition testing margin for the acquired block was positive and slightly higher than the 2017 level. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make adjustments to our long-term care insurance reserves in the future, which could also impact our loss recognition and cash flow testing results. For a discussion of additional information related to margins for our long-term care insurance business, see “ —Critical Accounting Estimates—Future policy benefits.”

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

In connection with the updated assumptions and methodologies that increased claim reserves on existing claims in our recent reviews, we now establish higher claim reserves on new claims, which decreased earnings in 2017 and 2018 and we expect will decrease earnings going forward as higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Also, we expect growth in new claims as our blocks of business continue to age.

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved in-force rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders electing benefit reductions or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio was 95% for the year ended December 31, 2018 reflecting our updated assumptions and methodologies from our review in the fourth quarter of 2018 and 76% for the year ended December 31, 2017.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases and associated benefit reductions. For an update on in-force rate actions, refer to “Significant Developments—U.S. Life Insurance.” As of December 31, 2018, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force policies and/or unable to obtain approval for new products. We will also consider litigation against states that decline actuarially justified rate increases. As of December 31, 2018, we were in litigation with one state that has refused to approve actuarially justified in-force rate actions. The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take a significant amount of time, and the approved amount may be phased in over time. After approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.

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

Despite our low sales levels in our long-term care insurance business and our current ratings, we continue to evaluate new products and market trends to meet consumer needs.

Life insurance

Results of our life insurance business are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors. Effective March 7, 2016, we suspended sales of our traditional life insurance products.

We review our life insurance assumptions in detail at least annually typically in the third or fourth quarter of each year. In the fourth quarters of 2018 and 2017, we performed our annual review of life insurance assumptions and completed our loss recognition testing for our universal and term universal life insurance products. As part of our assumption review in the fourth quarter of 2018, we recorded $91 million of after-tax charges in our universal and term universal life insurance products primarily driven by assumption changes due to lower expected growth in interest rates and emerging mortality experience primarily in our term universal life insurance product. As part of our assumption review in the fourth quarter of 2017, we recorded $74 million of after-tax charges in our universal and term universal life insurance products primarily driven by assumption changes due to emerging mortality experience as well as adjustments from continued low interest rates. For a discussion of additional information related to changes to our life insurance assumptions, see “—Critical Accounting Estimates.”

Mortality levels may deviate each period from historical trends. In recent periods, we have experienced higher mortality than our then current assumptions. In 2016, we implemented an updated mortality table for our life insurance products. This updated table improved our mortality rates in younger ages but deteriorated mortality rates in older ages. In 2017 and in fourth quarter of 2018, we updated assumptions for certain universal and term universal life insurance products. Our mortality experience for older ages and post level premium periods is emerging. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience and may be required to make further adjustments to our universal and term universal life insurance reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our assumptions, including mortality, may have a materially negative impact on our results of operations, financial condition and business.

Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post level guaranteed premium rate period, we expect to experience volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year level premium period business written in 1999 and 2000. In 2018 and 2017, we experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year level premium period term life insurance blocks entering their post level guaranteed premium rate periods. We anticipate this trend will continue with accompanying higher DAC amortization and lower profitability as larger blocks reach the end of their level premium periods through 2020, especially for our 2000 block, and will continue as our other blocks reach their post guaranteed level premium rate period. As of December 31, 2018, our term life insurance products had a DAC balance of $1.3 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, and expense and commission levels. Effective March 7, 2016, we suspended sales of our traditional fixed annuity products.

We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Due to the premium deficiency that existed in 2016 we continue to monitor our fixed immediate annuity products more frequently than annually and recorded additional charges during 2017 and the fourth quarter of 2018. If interest rates remain at the current levels or increase at a slower pace than we assumed, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income and would result in higher income recognition over the remaining duration of the in-force block. For additional information, see “—Critical Accounting Estimates—Policyholder account balances.”

For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues:
Premiums	$2,867	$2,922	$2,670	$(55)	(2)%	$252	9%
Net investment income	2,781	2,755	2,726	26	1%	29	1%
Net investment gains (losses)	29	134	128	(105)	(78)%	6	5%
Policy fees and other income	641	660	726	(19)	(3)%	(66)	(9)%

Total revenues	6,318	6,471	6,250	(153)	(2)%	221	4%

Benefits and expenses:
Benefits and other changes in policy reserves	5,416	4,880	4,822	536	11%	58	1%
Interest credited	461	506	565	(45)	(9)%	(59)	(10)%
Acquisition and operating expenses, net of deferrals	584	572	648	12	2%	(76)	(12)%
Amortization of deferred acquisition costs and intangibles	257	328	403	(71)	(22)%	(75)	(19)%
Interest expense	16	13	38	3	23%	(25)	(66)%

Total benefits and expenses	6,734	6,299	6,476	435	7%	(177)	(3)%

Income (loss) from continuing operations before income taxes	(416)	172	(226)	(588)	NM (1)	398	176%
Provision (benefit) for income taxes	(68)	60	(80)	(128)	NM (1)	140	175%

Income (loss) from continuing operations	(348)	112	(146)	(460)	NM (1)	258	177%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(35)	(138)	(133)	103	75%	(5)	(4)%
Losses from life block transactions	—	—	9	—	—%	(9)	(100)%
Expenses related to restructuring	—	—	19	—	—%	(19)	(100)%
Gains on sale of businesses	—	—	(1)	—	—%	1	100%
Taxes on adjustments	7	48	37	(41)	(85)%	11	30%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(376)	$22	$(215)	$(398)	NM (1)	$237	110%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the years ended December 31, 2018, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(6) million, $(4) million and $(5) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017			2017 vs. 2016
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$(348)	$59	$(200)	$(407)	NM	(1)	$259	130%
Life insurance	(107)	(79)	(83)	(28)	(35)%		4	5%
Fixed annuities	79	42	68	37	88%		(26)	(38)%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(376)	$22	$(215)	$(398)	NM	(1)	$237	110%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2018 compared to 2017

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

Our long-term care insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $348 million in 2018 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $59 million in 2017. The decrease to a loss in 2018 from income in 2017 was predominantly attributable to the completion of our annual review of our claim reserves in the fourth quarter of 2018 which resulted in higher claim reserves of $230 million (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). We also refined our estimate of unreported policy terminations, which resulted in an unfavorable reserve adjustment of $28 million in 2018. The decrease was also related to unfavorable existing claim performance from higher utilization of available benefits and lower terminations, as well as higher severity of new claims in 2018. These decreases were partially offset by higher premiums and benefit reductions in 2018 from in-force rate actions approved and implemented.

•

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business increased $28 million primarily from higher ceded reinsurance and unfavorable mortality in our universal and term universal life insurance products. These increases were partially offset by favorable mortality in our term life insurance products, lower taxes and 2017 transactions that did not recur: a $20 million net unfavorable term conversion mortality assumption correction and a net $15 million unfavorable model refinement.

•

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased $37 million in our fixed annuities business mainly attributable to $41 million of lower unfavorable charges in connection with loss recognition testing in our fixed immediate annuity products (see “—Critical Accounting Estimates—Future policy benefits” for additional information) and from lower interest credited in 2018. These decreases were partially offset by lower investment income in 2018.

Revenues

Premiums

•	Our long-term care insurance business increased $68 million largely from $70 million of increased premiums in 2018 from in-force rate actions approved and implemented and from a $60 million unfavorable correction in 2017 related to certain limited pay policies that had reached their paid up status that did not recur. These increases were partially offset by policy terminations in 2018.

•

Our life insurance business decreased $123 million mainly attributable to higher ceded premiums in 2018 from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in 2018.

Net investment income. The increase was primarily attributable to our long-term care insurance and life insurance businesses, which increased $96 million and $12 million, respectively, largely from higher average invested assets in 2018. These increases were partially offset by an $82 million decrease in our fixed annuities business primarily due to lower average invested assets in 2018.

Net investment gains (losses)

•

Net investment gains in our long-term care insurance business decreased $28 million primarily related to lower net gains from the sale of investment securities, partially offset by gains on equity securities related to changes in fair value and higher derivative gains in 2018.

•

Our life insurance business had net investment losses of $6 million in 2018 compared to net investment gains of $26 million in 2017. The change to net investment losses in 2018 was mainly driven by losses from the sale of investment securities in 2018 compared to gains in 2017, partially offset by higher gains on embedded derivatives associated with our indexed universal life insurance products in 2018.

•

Our fixed annuities business had net investment losses of $24 million in 2018 compared to net investment gains of $21 million in 2017. The change to net investment losses in 2018 was mainly driven by derivative losses and net losses from the sale of investment securities in 2018 compared to derivative gains and net gains from the sale of investment securities in 2017. These losses were partially offset by gains on embedded derivatives related to our fixed indexed annuity products in 2018 compared to losses in 2017.

Policy fees and other income. The decrease was mostly attributable to our life insurance business primarily as a result of a decline in our term universal and universal life insurance in-force blocks in 2018. The decrease was also related to an unfavorable unlocking of $7 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2018 compared to a favorable unlocking of $3 million in 2017. These decreases were partially offset by an $8 million unfavorable model refinement in 2017 that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $652 million principally from the completion of our annual review of our claim reserves in the fourth quarter of 2018 which resulted in higher claim reserves of $291 million, net of reinsurance (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). We also refined our estimate of unreported policy terminations, which resulted in an unfavorable reserve adjustment of $36 million in 2018. The increase was also attributable to higher reserves as a result of the aging of the in-force block (including higher frequency of new claims), unfavorable existing claim performance from higher utilization of available benefits and lower terminations, as well as higher severity of new claims in 2018.

•

Our life insurance business decreased $35 million primarily attributable to higher ceded benefits in 2018 from new reinsurance treaties effective in December 2017, a $30 million unfavorable model refinement in 2017 that did not recur and favorable mortality in our term life insurance products in 2018. These decreases were partially offset by a higher unfavorable unlocking of $39 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2018 compared to 2017 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information) and unfavorable mortality in our universal and term universal life insurance products in 2018.

•

Our fixed annuities business decreased $81 million largely attributable to $67 million of lower reserves in connection with loss recognition testing in our fixed immediate annuity products (see “—Critical Accounting Estimates—Future policy benefits” for additional information).

Interest credited. Interest credited decreased primarily due to our fixed annuities business predominantly from a decline in average account values and lower crediting rates in 2018.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, increased mostly attributable to our long-term care insurance business largely from higher operating costs associated with our in-force rate action plan, partially offset by guaranty fund assessments in 2017 in connection with the Penn Treaty liquidation that did not recur.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles decreased largely related to our life insurance business from a $41 million unfavorable term conversion mortality assumption correction in 2017 that did not recur. The decrease was also attributable to a favorable unlocking of $4 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2018 compared to an unfavorable unlocking of $44 million in 2017 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information) and from lower lapses in 2018. These decreases were partially offset by prior year transactions that did not recur: a net $15 million favorable model refinement and an $11 million refinement related to reinsurance rates.

Provision (benefit) for income taxes. The effective tax rate decreased to 16.3% for the year ended December 31, 2018 from 35.3% for the year ended December 31, 2017. The decrease in the effective tax rate was primarily attributable to the reduction in the U.S. corporate federal income tax rate from 35% to 21% and a pre-tax loss in 2018. In addition, due to the pre-tax loss in 2018, tax expense related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income had the effect of decreasing the effective tax rate.

2017 compared to 2016

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $59 million in 2017 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $200 million in 2016. The loss in 2016 was predominantly attributable to higher claim reserves of $283 million as a result of the completion of our annual review of our claim reserves conducted during the third quarter of 2016. The increase from a loss in 2016 to income in 2017 was also attributable to higher incremental premiums and benefit reductions of $37 million in 2017 from in-force rate actions approved and implemented and a $20 million favorable adjustment related to changes in claims administration expense assumptions in 2017. These increases were partially offset by higher severity on new claims and higher incremental reserves of $36 million recorded in connection with an accrual for profits followed by losses as a result of higher profitability driven by favorable claim terminations in 2017.

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

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business decreased $328 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance, that did not recur. The decrease was also attributable to a favorable correction of $54 million in 2017 associated with certain limited pay policies that had reached their paid up status and unfavorable adjustments of $50 million which included refinements to the calculations of reserves in 2016 that did not recur. The decrease was also driven by a $31 million favorable adjustment related to changes in claims administration expense assumptions and favorable claim terminations in 2017. These decreases were partially offset by aging and growth of the in-force block, higher severity on new claims, higher incremental reserves of $55 million recorded in connection with an accrual for profits followed by losses and a $28 million less favorable impact from benefit reductions in 2017 related to in-force rate actions approved and implemented.

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

Interest credited

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

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Net earned premiums:
Individual long-term care insurance	$2,447	$2,383	$2,416	$64	3%	$(33)	(1)%
Group long-term care insurance	114	110	98	4	4%	12	12%

Total	$2,561	$2,493	$2,514	$68	3%	$(21)	(1)%

Loss ratio	95%	76%	90%	19%		(14)%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

2018 compared to 2017

Net earned premiums increased in 2018 largely from $70 million of increased premiums from in-force rate actions approved and implemented and from a $60 million unfavorable correction in 2017 related to certain limited pay policies that had reached their paid up status that did not recur. These increases were partially offset by policy terminations in 2018.

The loss ratio increased in 2018 largely related to the increase in benefits and other changes in reserves, partially offset by the higher premiums as discussed above.

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

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Term and whole life insurance
Net earned premiums	$306	$429	$153	$(123)	(29)%	$276	180%
Life insurance in-force, net of reinsurance	97,542	103,654	202,645	(6,112)	(6)%	(98,991)	(49)%
Life insurance in-force before reinsurance	434,563	460,706	488,312	(26,143)	(6)%	(27,606)	(6)%
Term universal life insurance
Net deposits	$235	$242	$250	$(7)	(3)%	$(8)	(3)%
Life insurance in-force, net of reinsurance	115,608	118,678	121,856	(3,070)	(3)%	(3,178)	(3)%
Life insurance in-force before reinsurance	116,407	119,526	122,748	(3,119)	(3)%	(3,222)	(3)%
Universal life insurance
Net deposits	$510	$355	$376	$155	44%	$(21)	(6)%
Life insurance in-force, net of reinsurance	35,299	36,916	38,836	(1,617)	(4)%	(1,920)	(5)%
Life insurance in-force before reinsurance	40,188	42,158	44,524	(1,970)	(5)%	(2,366)	(5)%
Total life insurance
Net earned premiums and deposits	$1,051	$1,026	$779	$25	2%	$247	32%
Life insurance in-force, net of reinsurance	248,449	259,248	363,337	(10,799)	(4)%	(104,089)	(29)%
Life insurance in-force before reinsurance	591,158	622,390	655,584	(31,232)	(5)%	(33,194)	(5)%

We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.

2018 compared to 2017

Term and whole life insurance

Net earned premiums and life insurance in-force decreased mainly attributable to higher ceded premiums in 2018 from new reinsurance treaties that were effective in December 2017 and from the continued runoff of our term life insurance products in 2018.

Universal life insurance

Net deposits increased during the year ended December 31, 2018 primarily attributable to $200 million of new funding agreements for asset-liability management and yield enhancement purposes. The increase was partially offset by the continued runoff of our universal life insurance products in 2018.

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

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Account value, beginning of period	$16,401	$17,720	$18,726	$(1,319)	(7)%	$(1,006)	(5)%
Deposits	87	97	275	(10)	(10)%	(178)	(65)%
Surrenders, benefits and product charges	(2,318)	(2,084)	(1,968)	(234)	(11)%	(116)	(6)%

Net flows	(2,231)	(1,987)	(1,693)	(244)	(12)%	(294)	(17)%
Interest credited and investment performance	429	585	585	(156)	(27)%	—	—%
Effect of accumulated net unrealized investment gains (losses)	(251)	83	102	(334)	NM (1)	(19)	(19)%

Account value, end of period	$14,348	$16,401	$17,720	$(2,053)	(13)%	$(1,319)	(7)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.

2018 compared to 2017

Account value decreased compared to December 31, 2017 principally from surrenders and benefits exceeding interest credited and deposits. The decrease was also attributable to a decline in net unrealized investment gains driven primarily by an increase in interest rates in 2018.

2017 compared to 2016

Account value decreased as surrenders and benefits outpaced interest credited, net unrealized investment gains and premiums. Deposits and sales decreased primarily related to the suspension of sales of our traditional fixed annuity products on March 7, 2016.

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

Segment results of operations

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues:
Net investment income	$174	$160	$147	$14	9%	$13	9%
Net investment gains (losses)	(33)	16	(14)	(49)	NM (1)	30	NM (1)
Policy fees and other income	153	163	169	(10)	(6)%	(6)	(4)%

Total revenues	294	339	302	(45)	(13)%	37	12%

Benefits and expenses:
Benefits and other changes in policy reserves	39	26	42	13	50%	(16)	(38)%
Interest credited	150	140	131	10	7%	9	7%
Acquisition and operating expenses, net of deferrals	57	61	68	(4)	(7)%	(7)	(10)%
Amortization of deferred acquisition costs and intangibles	33	24	29	9	38%	(5)	(17)%
Interest expense	—	2	1	(2)	(100)%	1	100%

Total benefits and expenses	279	253	271	26	10%	(18)	(7)%

Income from continuing operations before income taxes	15	86	31	(71)	(83)%	55	177%
Provision for income taxes	2	25	6	(23)	(92)%	19	NM (1)

Income from continuing operations	13	61	25	(48)	(79)%	36	144%
Adjustment to income from continuing operations:
Net investment (gains) losses, net (2)	27	(15)	5	42	NM (1)	(20)	NM (1)
Taxes on adjustments	(5)	5	(2)	(10)	(200)%	7	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$35	$51	$28	$(16)	(31)%	$23	82%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the years ended December 31, 2018, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(6) million, $1 million and $(9) million, respectively.

2018 compared to 2017

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by unfavorable equity market performance and higher interest credited, partially offset by lower taxes and higher investment income in 2018.

Revenues

Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in 2018.

Net investment losses in 2018 were primarily from losses on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative gains. Net investment gains in 2017 were primarily related to gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative losses.

Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in 2018.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to higher GMDB reserves in our variable annuity products due to unfavorable equity market performance in 2018.

Interest credited increased largely related to higher account values in our corporate-owned life insurance products in 2018.

Acquisition and operating expenses, net of deferrals, decreased mainly from lower commissions in our variable annuity products in 2018.

Amortization of DAC and intangibles increased related to our variable annuity products mainly from unfavorable equity market performance, partially offset by higher net investment losses on embedded derivatives in 2018.

Provision for income taxes. The effective tax rate decreased to 11.5% for the year ended December 31, 2018 from 29.6 % for the year ended December 31, 2017. The decrease in the effective tax rate was primarily attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21%. The decrease was also attributable to tax favored investments in relation to pre-tax results in 2018 compared to 2017.

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

Provision for income taxes. The effective tax rate increased to 29.6% for the year ended December 31, 2017 from 19.4% for the year ended December 31, 2016. The increase in the effective tax rate was primarily attributable to tax favored investments in relation to pre-tax income in 2017 compared to 2016.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Account value, beginning of period	$5,884	$6,031	$6,474	$(147)	(2)%	$(443)	(7)%
Deposits	26	30	37	(4)	(13)%	(7)	(19)%
Surrenders, benefits and product charges	(764)	(828)	(801)	64	8%	(27)	(3)%

Net flows	(738)	(798)	(764)	60	8%	(34)	(4)%
Interest credited and investment performance	(228)	651	321	(879)	(135)%	330	103%

Account value, end of period	$4,918	$5,884	$6,031	$(966)	(16)%	$(147)	(2)%

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.

2018 compared to 2017

Account value decreased compared to 2017 primarily related to surrenders and unfavorable equity market performance outpacing interest credited.

2017 compared to 2016

Account value decreased compared to 2016 primarily related to surrenders outpacing favorable equity market performance.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
FABNs and Funding Agreements
Account value, beginning of period	$260	$560	$410	$(300)	(54)%	$150	37%
Deposits	200	—	254	200	NM (1)	(254)	(100)%
Surrenders and benefits	(85)	(308)	(110)	223	72%	(198)	(180)%

Net flows	115	(308)	144	423	137%	(452)	NM (1)
Interest credited	6	8	6	(2)	(25)%	2	33%

Account value, end of period	$381	$260	$560	$121	47%	$(300)	(54)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2018 compared to 2017

Account value related to our institutional products increased compared to December 31, 2017 mainly attributable to higher deposits from issuing funding agreements for asset-liability management and yield enhancement purposes, partially offset by scheduled maturities of certain funding agreements.

2017 compared to 2016

Account value related to our institutional products decreased mainly attributable to scheduled maturities of certain funding agreements in 2017. Deposits in 2016 related to funding agreements for asset-liability management and yield enhancement.

Corporate and Other Activities

Results of operations

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues:
Premiums	$8	$8	$12	$—	—%	$(4)	(33)%
Net investment income	9	5	3	4	80%	2	67%
Net investment gains (losses)	10	(38)	(87)	48	126%	49	56%
Policy fees and other income	(3)	(2)	78	(1)	(50)%	(80)	(103)%

Total revenues	24	(27)	6	51	189%	(33)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	5	3	4	2	67%	(1)	(25)%
Acquisition and operating expenses, net of deferrals	52	77	217	(25)	(32)%	(140)	(65)%
Amortization of deferred acquisition costs and intangibles	1	2	1	(1)	(50)%	1	100%
Interest expense	256	242	270	14	6%	(28)	(10)%

Total benefits and expenses	314	324	492	(10)	(3)%	(168)	(34)%

Loss from continuing operations before income taxes	(290)	(351)	(486)	61	17%	135	28%
Provision (benefit) for income taxes	(59)	(568)	114	509	90%	(682)	NM (1)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(231)	217	(600)	(448)	NM (1)	817	136%
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	(10)	38	87	(48)	(126)%	(49)	(56)%
(Gains) losses on sale of businesses	—	—	(2)	—	—%	2	100%
(Gains) losses on early extinguishment of debt	—	—	(48)	—	—%	48	100%
Expenses related to restructuring	2	1	2	1	100%	(1)	(50)%
Fees associated with bond solicitation	6	—	18	6	NM (1)	(18)	(100)%
Taxes on adjustments	—	(13)	(44)	13	100%	31	70%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(233)	$243	$(587)	$(476)	(196)%	$830	141%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2018 compared to 2017

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in 2018 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders in 2017. The decrease to a loss in 2018 from income in 2017 was primarily driven by changes resulting from the implementation of the TCJA in December 2017 that did not recur. In the fourth quarter of 2017, we recorded a net tax benefit of $456 million primarily attributable to a $258 million release of a valuation allowance, the impact from changes in the federal tax rates and the release of shareholder liability taxes. These decreases in 2017 were partially offset by higher transition taxes, $11 million of higher taxes associated with our tax allocation methodology, which was driven by the premium earnings pattern review in our Australia mortgage insurance business and other items. The year ended December 31, 2018 included lower operating costs, partially offset by higher interest expense.

Revenues

Net investment income increased primarily from higher yields in 2018.

Net investment gains in 2018 related principally to derivatives gains, partially offset by net losses from the sale of investment securities. Net investment losses in 2017 were primarily driven by derivative losses and net losses from the sale of investment securities.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower compensation expenses and consulting fees, as well as lower net expenses after allocations in 2018. These decreases were partially offset by $6 million of broker, advisor and investment banking fees associated with Genworth Holdings’ bond consent solicitation in October 2018.

Interest expense increased largely driven by the Term Loan that Genworth Holdings closed in March 2018, a favorable correction of $11 million related to our Tax Matters Agreement liability in 2017 that did not recur and from our junior subordinated notes which had a higher floating rate of interest in 2018. These increases were partially offset by lower interest expense associated with the redemption of $597 million of Genworth Holdings’ senior notes in May 2018.

The income tax benefit decreased primarily attributable to changes resulting from the implementation of the TCJA in 2017 that did not recur (see “—Regulation—Changes in tax law”). In the fourth quarter of 2017, we recorded a net tax benefit of $456 million primarily attributable to a $258 million release of a valuation allowance, the impact from changes in the federal tax rates and the release of shareholder liability taxes. These decreases in 2017 were partially offset by an increase in taxes associated with the transition tax, $11 million of higher taxes associated with our tax allocation methodology, which was driven by the premium earnings pattern review in our Australia mortgage insurance business and other items. The decrease was also attributable to a reduction in the U.S. corporate federal income tax rate from 35% to 21% in relation to a lower pre-tax loss in 2018.

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

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

The U.S. Federal Reserve increased its benchmark lending rate 25 basis points in December 2018. This was the fourth rate increase in 2018. In addition, the U.S. Federal Reserve projects two additional 25 basis point increases in 2019 and one in 2020, which was modified from their September 2018 projection of three additional 25 basis point increases in 2019 and one in 2020. The decision for additional rate increases during 2018 was anticipated and indicates increased confidence in the United States economy as unemployment has reached multi-decade lows and economic growth was strong in 2018. The reduction in the forecasted rate increases stems from trade tensions between the U.S. and China, declining oil prices and global growth concerns. Likewise, inflation remains relatively stable but long-term forecasts remain uncertain. The U.S. Treasury yield curve steepened in the fourth quarter of 2018, as short-term interest rates decreased on the expectation of a slower pace of rate increases, while long-term interest rates decreased at a lesser extent. Credit markets experienced spread widening in the fourth quarter of 2018 driven by a constructive economic backdrop, strong profit margins, higher corporate earnings and a lower supply of bonds which is expected to have higher demand during 2019.

As of December 31, 2018, our fixed maturities securities portfolio, which was 97% investment grade, comprised 85% of our total investment portfolio. Our $3.8 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total investment portfolio as of December 31, 2018. We believe our energy portfolio is well-diversified and expect manageable capital impact on our U.S. life insurance subsidiaries.

Derivatives

We actively responded to the risk in our derivatives portfolio arising from our counterparties’ right to terminate their bilateral OTC derivative transactions with us following the downgrades of our life insurance subsidiaries by Moody’s and A.M. Best in February 2018 and by S&P in September 2018. These actions included, beginning in 2018, the removal of the credit downgrade provisions from the master swap agreements with many of our counterparties. As of December 31, 2018, no counterparties exercised their rights to terminate or revise the terms of their transactions with us.

As of December 31, 2018, $11.2 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of December 31, 2018, we posted initial margin of $227 million to our clearing agents, which represented approximately $68 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of December 31, 2018, $14.3 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $359 million and are holding collateral from counterparties in the amount of $95 million. We have no bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings.

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the years ended December 31:

							Increase (decrease)
	2018		2017		2016		2018 vs. 2017		2017 vs. 2016
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$2,577	4.5%	$2,578	4.6%	$2,565	—%	$(1)	(0.1)%	$13
Fixed maturity securities—non-taxable	4.0%	11	3.7%	12	3.6%	12	0.3%	(1)	0.1%	—
Equity securities	5.3%	40	5.2%	36	5.6%	28	0.1%	4	(0.4)%	8
Commercial mortgage loans	4.9%	320	4.9%	306	5.2%	318	—%	14	(0.3)%	(12)
Restricted commercial mortgage loans related to securitization entities (1)	7.9%	7	7.7%	9	7.1%	10	0.2%	(2)	0.6%	(1)
Policy loans	9.2%	169	8.6%	153	8.7%	146	0.6%	16	(0.1)%	7
Other invested assets (2)	37.2%	181	46.9%	157	25.3%	141	(9.7)%	24	21.6%	16
Restricted other invested assets related to securitization entities (1)	—%	—	1.1%	1	0.9%	3	(1.1)%	(1)	0.2%	(2)
Cash, cash equivalents, restricted cash and short-term investments	1.6%	51	1.0%	36	0.5%	20	0.6%	15	0.5%	16

Gross investment income before expenses and fees	4.8%	3,356	4.7%	3,288	4.6%	3,243	0.1%	68	0.1%	45
Expenses and fees	(0.2)%	(94)	(0.1)%	(88)	(0.1)%	(84)	(0.1)%	(6)	—%	(4)

Net investment income	4.6%	$3,262	4.6%	$3,200	4.5%	$3,159	—%	$62	0.1%	$41

Average invested assets and cash		$70,416		$70,152		$69,774		$264		$378

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

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

The annualized weighted-average investment yield was flat in 2018 compared to 2017 as higher investment income on higher average invested assets and $4 million of higher income related to inflation-driven volatility on TIPS was offset by lower income on variable yielding assets, including $10 million of lower limited partnership income.

The annualized weighted-average investment yields increased slightly in 2017 compared to 2016 primarily attributable to higher investment income on higher average invested assets. Net investment income included $9 million of higher limited partnership income as compared to 2016. The year ended December 31, 2017 included an increase of $5 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Available-for-sale securities:
Realized gains	$169	$229	$249
Realized losses	(144)	(66)	(121)

Net realized gains (losses) on available-for-sale securities	25	163	128

Impairments:
Total other-than-temporary impairments	—	(6)	(40)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—

Net other-than-temporary impairments	—	(6)	(40)

Net realized gains (losses) on equity securities sold	11	—	—
Net unrealized gains (losses) on equity securities still held	(98)	—	—
Trading securities	—	1	10
Limited partnerships	11	—	6
Commercial mortgage loans	—	3	1
Net gains (losses) related to securitization entities (1)	—	7	(50)
Derivative instruments	(95)	97	20
Contingent consideration adjustment	—	—	(2)
Other	—	—	(1)

Net investment gains (losses)	$(146)	$265	$72

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

2018 compared to 2017

•

We recorded $6 million of net other-than-temporary impairments in 2017. Of the total impairments recorded in 2017, $3 million related to equity securities, $2 million related to limited partnerships and $1 million related to corporate securities.

•

Net investment losses related to derivatives of $95 million in 2018 were primarily associated with hedging programs that support our Canada Mortgage Insurance segment and our runoff variable annuity products. We also had losses related to hedging programs for our fixed indexed annuity products. These losses were partially offset by gains from derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries and gains from hedging programs for our indexed universal life insurance products.

Net investment gains related to derivatives of $97 million in 2017 were primarily associated with various hedging programs that support our Canada Mortgage Insurance segment and gains associated with hedging programs for our indexed universal life insurance products. These gains were partially offset by losses related to hedging programs for our fixed indexed annuity products.

•

We recorded $138 million of lower net gains related to the sale of available-for-sale securities in 2018. We also recorded $98 million of net unrealized losses on equity securities and $11 million of net gains on limited partnerships primarily from including changes in fair value of these investments in net income (loss) beginning on January 1, 2018 from adopting new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. In addition, the $98 million of net unrealized losses on equity securities was largely driven by our Canada Mortgage Insurance segment principally from losses on rate reset preferred equity securities, whose values are based on expected pricing at the next reset date.

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

Investment portfolio

The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of December 31:

	2018		2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$41,857	58%	$45,665	61%
Private	17,804	25	16,860	22
Equity securities, available-for-sale	655	1	820	1
Commercial mortgage loans	6,687	8	6,341	8
Restricted commercial mortgage loans related to securitization entities (1)	62	—	107	—
Policy loans	1,861	3	1,786	2
Other invested assets	1,188	2	1,813	2
Cash, cash equivalents and restricted cash	2,177	3	2,875	4

Total cash, cash equivalents, restricted cash and invested assets	$72,291	100%	$76,267	100%

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2018, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 16 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity and equity securities

As of December 31, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,175	$473	$—	$(17)	$—	$4,631
State and political subdivisions	2,406	168	—	(22)	—	2,552
Non-U.S. government (1)	2,345	72	—	(24)	—	2,393
U.S. corporate:
Utilities	4,439	331	—	(95)	—	4,675
Energy	2,382	101	—	(64)	—	2,419
Finance and insurance	6,705	249	—	(132)	—	6,822
Consumer—non-cyclical	4,891	294	—	(137)	—	5,048
Technology and communications	2,823	110	—	(78)	—	2,855
Industrial	1,230	41	—	(33)	—	1,238
Capital goods	2,277	165	—	(51)	—	2,391
Consumer—cyclical	1,592	53	—	(48)	—	1,597
Transportation	1,283	78	—	(41)	—	1,320
Other	376	24	—	(3)	—	397

Total U.S. corporate (1)	27,998	1,446	—	(682)	—	28,762

Non-U.S. corporate:
Utilities	1,056	17	—	(32)	—	1,041
Energy	1,320	72	—	(23)	—	1,369
Finance and insurance	2,391	72	—	(40)	—	2,423
Consumer—non-cyclical	756	8	—	(25)	—	739
Technology and communications	1,168	23	—	(26)	—	1,165
Industrial	926	36	—	(17)	—	945
Capital goods	615	10	—	(10)	—	615
Consumer—cyclical	532	1	—	(13)	—	520
Transportation	689	46	—	(15)	—	720
Other	2,218	105	—	(23)	—	2,300

Total non-U.S. corporate (1)	11,671	390	—	(224)	—	11,837

Residential mortgage-backed (2)	2,888	160	13	(17)	—	3,044
Commercial mortgage-backed	3,054	43	—	(81)	—	3,016
Other asset-backed	3,444	10	1	(29)	—	3,426

Total available-for-sale fixed maturity securities	$57,981	$2,762	$14	$(1,096)	$—	$59,661

(1)	Fair value included European periphery exposure of $549 million in Ireland, $233 million in Spain, $128 million in Italy and $36 million in Portugal.
(2)	Fair value included $19 million collateralized by Alt-A residential mortgage loans and $22 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities decreased $2.9 billion principally from lower net unrealized gains attributable to an increase in interest rates in 2018.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During 2018, our exposure to the peripheral European countries increased by $7 million to $946 million with net unrealized gains of $3 million. As of December 31, 2018, our exposure was diversified with direct exposure to local economies of $190 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $138 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $618 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of December 31:

	2018
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2006 and prior	$964	374	36%	$3	1
2007	264	70	48%	—	—
2008	82	15	47%	—	—
2009	—	—	—%	—	—
2010	50	11	37%	—	—
2011	193	46	41%	—	—
2012	476	81	45%	—	—
2013	656	122	48%	3	1
2014	772	133	53%	—	—
2015	877	139	58%	—	—
2016	553	96	61%	—	—
2017	773	144	66%	—	—
2018	1,040	165	69%	—	—

Total	$6,700	1,396	54%	$6	2

(1)	Represents weighted-average loan-to-value as of December 31, 2018.

	2017
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2006 and prior	$1,226	480	38%	$6	1
2007	289	76	49%	5	1
2008	125	23	50%	—	—
2009	—	—	—%	—	—
2010	76	15	42%	—	—
2011	206	47	43%	—	—
2012	559	85	45%	—	—
2013	737	132	48%	—	—
2014	835	139	54%	—	—
2015	904	141	61%	—	—
2016	599	99	60%	—	—
2017	797	146	68%	—	—

Total	$6,353	1,383	52%	$11	2

(1)	Represents weighted-average loan-to-value as of December 31, 2017.

Restricted commercial mortgage loans related to securitization entities

See notes 4 and 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of December 31:

	2018		2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Limited partnerships	$409	34%	$258	14%
Bank loan investments	248	21	91	5
Short-term investments	230	19	902	50
Derivatives	178	15	276	15
Securities lending collateral	102	9	268	15
Other investments	21	2	18	1

Total other invested assets	$1,188	100%	$1,813	100%

Short-term investments decreased principally due to net sales and maturities in our Australia and Canada Mortgage Insurance segments in 2018. Securities lending collateral decreased driven by lower market demand in 2018. We increased our funding of bank loan investments in 2018, and limited partnerships increased from additional capital investments and net unrealized gains, partially offset by return of capital in 2018.

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

(Notional in millions)	Measurement	December 31, 2017	Additions	Maturities/ terminations	December 31, 2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,155	$1,645	$(2,876)	$9,924
Foreign currency swaps	Notional	22	58	—	80

Total cash flow hedges		11,177	1,703	(2,876)	10,004

Total derivatives designated as hedges		11,177	1,703	(2,876)	10,004

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	(5)	4,674
Interest rate swaps in a foreign currency	Notional	2,793	117	(345)	2,565
Interest rate caps and floors	Notional	—	2,810	(186)	2,624
Foreign currency swaps	Notional	349	133	(29)	453
Credit default swaps	Notional	39	—	(39)	—
Equity index options	Notional	2,420	2,848	(2,640)	2,628
Financial futures	Notional	1,283	5,377	(5,245)	1,415
Equity return swaps	Notional	96	3	(82)	17
Other foreign currency contracts	Notional	471	1,739	(1,130)	1,080

Total derivatives not designated as hedges		12,130	13,027	(9,701)	15,456

Total derivatives		$23,307	$14,730	$(12,577)	$25,460

(Number of policies)	Measurement	December 31, 2017	Additions	Maturities/ terminations	December 31, 2018
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	30,450	—	(2,564)	27,886
Fixed index annuity embedded derivatives	Policies	17,067	—	(603)	16,464
Indexed universal life embedded derivatives	Policies	985	—	(56)	929

The increase in the notional value of derivatives was primarily attributable to our interest rate caps and floors related to our hedging strategy to mitigate interest rate risk associated with our regulatory capital position and other foreign currency contracts related to hedging strategies that support our Australia Mortgage Insurance segment. These increases were partially offset by terminations of interest rate swaps that support our long-term care insurance business.

The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.

Consolidated Balance Sheets

Total assets. Total assets decreased $4,374 million from $105,297 million as of December 31, 2017 to $100,923 million as of December 31, 2018.

•

Cash, cash equivalents, restricted cash and invested assets decreased $3,976 million primarily from a decrease of $2,864 million in fixed maturity securities, a decrease of $698 million in cash, cash equivalents and restricted cash and a decrease of $625 million in other invested assets. The decrease in fixed maturity securities was predominantly related to a decline in market value as a result of an increase in interest rates, partially offset by an increase in net purchases of fixed maturity securities in 2018. Cash, cash equivalents and restricted cash decreased primarily related to net withdrawals from our investment contracts, higher purchases and lower proceeds from changes in our fixed maturity securities portfolio, the redemption of Genworth Holdings’ May 2018 senior notes and payments of dividends to and the repurchase of subsidiary shares from noncontrolling interests, partially offset by net proceeds from the Term Loan closed by Genworth Holdings in March 2018 and deposits from FHLBs in 2018. The decrease in other invested assets was primarily related to net sales and maturities of short-term investments, mostly in our Australia and Canada mortgage insurance businesses and lower securities lending collateral driven largely by lower market demand, partially offset by higher investments in limited partnerships and bank loan investments.

•

DAC increased $934 million predominantly related to our U.S. Life Insurance segment. We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. As of December 31, 2018, due primarily to the increase in interest rates decreasing unrealized investment gains, we increased the DAC balance of our U.S. Life Insurance segment by $1,182 million with an offsetting amount recorded in other comprehensive income (loss). The increase was partially offset by amortization, net of interest and deferrals, in our U.S. Life Insurance segment in 2018. See note 6 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to DAC.

•	Reinsurance recoverable decreased $291 million mainly attributable to the runoff of our structured settlement products ceded to UFLIC, an affiliate of our former parent, GE.

•	Deferred tax asset increased $232 million primarily due to unrealized losses on investments and derivatives.

•

Separate account assets decreased $1,371 million primarily due to cash outflows mostly in our variable annuity business from surrenders and benefits as the business continues to run off and from unfavorable equity market performance in 2018.

Total liabilities. Total liabilities decreased $3,235 million from $89,969 million as of December 31, 2017 to $86,734 million as of December 31, 2018.

•

Future policy benefits decreased $532 million primarily driven by our U.S Life Insurance segment. As discussed above, the increase in interest rates decreased our unrealized investments gains. As a result, we decreased future policy benefits by $1,150 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to benefit payments in our single premium immediate annuity products. These decreases were partially offset by aging of our long-term care insurance in-force block in 2018.

•

Policyholder account balances decreased $1,227 million largely as a result of surrenders and benefits in our fixed annuities business in 2018, partially offset by higher net deposits from FHLBs and an increase in reserves of $115 million in connection with our annual review of assumptions for our universal and term universal life insurance products in the fourth quarter of 2018.

•

Liability for policy and contract claims increased $785 million due principally to our long-term care insurance business primarily from higher reserves of $291 million as a result of our annual review of our claim reserves completed in the fourth quarter of 2018, aging of the in-force block (including higher frequency of new claims), unfavorable existing claims performance from higher utilization of available benefits, and higher severity of new claims in 2018. These increases were partially offset by lower delinquencies primarily in our U.S. mortgage insurance business in 2018.

•	Unearned premiums decreased $421 million largely from changes in foreign currency from the strengthening of the U.S. dollar compared to the currencies in Canada and Australia. In our international mortgage insurance businesses, the decrease was also driven by earned premiums outpacing written premiums mostly related to a review of our premium earnings pattern in the fourth quarter of 2017 in our Australia mortgage insurance business and from lower new insurance written in 2018.

•

Other liabilities decreased $228 million mainly attributable to lower securities lending liabilities due to a decrease in market demand, a decrease in current income taxes payable, a market value decline on derivatives counterparty collateral and a decrease in employee costs in 2018. These decreases were partially offset by an increase in derivative liabilities driven primarily by an increase in interest rates in 2018.

•

Long-term borrowings decreased $199 million principally from the redemption of $597 million of senior notes that matured in May 2018, partially offset by the $450 million Term Loan Genworth Holdings closed in March 2018.

Total equity. Total equity decreased $1,139 million from $15,328 million as of December 31, 2017 to $14,189 million as of December 31, 2018.

•

We reported net income available to Genworth Financial, Inc.’s common stockholders of $119 million for the year ended December 31, 2018. On January 1, 2018, we adopted new accounting guidance on a modified retrospective basis and recorded $114 million to cumulative effect of change in accounting within retained earnings. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

•	Net unrealized gains (losses) and derivatives qualifying as hedges decreased $490 million and $284 million, respectively, primarily from an increase in interest rates in 2018.

•	Foreign currency translation and other adjustments decreased $209 million principally from the strengthening of the U.S. dollar compared to the currencies in Canada and Australia in 2018.

•

Noncontrolling interests decreased $171 million predominantly related to the repurchase of shares of $105 million, dividends to noncontrolling interests of $97 million, foreign currency translation adjustments of $139 million and net unrealized losses, partially offset by net income attributable to noncontrolling interests of $178 million in 2018.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Net cash from operating activities	$1,633	$2,554	$1,872
Net cash used by investing activities	(622)	(759)	(2,120)
Net cash used by financing activities	(1,621)	(1,768)	(2,951)

Net increase (decrease) in cash before foreign exchange effect	$(610)	$27	$(3,199)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments typically exceed policy acquisition costs, benefits paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; deposits from FHLBs; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and other capital transactions.

We had lower cash inflows from operating activities in 2018 mainly attributable to net sales of trading securities in 2017 that did not recur and cash outflows from derivatives in 2018 compared to inflows in 2017 as a result of the change in collateral related to derivative positions.

We had lower cash outflows from investing activities in 2018 primarily driven by net sales of short-term investments in 2018 compared to net purchases in 2017 largely driven by the decision to manage the interest rate risk and reposition our portfolios, particularly in our Australian mortgage insurance business. This was partially offset by net purchases of fixed maturity securities in 2018 compared to net proceeds in 2017.

We had lower cash outflows from financing activities in 2018 primarily from $441 million net proceeds from the Term Loan closed in March 2018 and $400 million of FHLB deposits, partially offset by the redemption of $597 million of Genworth Holdings’ May 2018 senior notes and higher net withdrawals from our investment contracts in 2018.

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

We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. In 2017, we repaid $75 million, the entire amount due at maturity related to this repurchase agreement.

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

The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on our mortgage insurance businesses so they remain appropriately capitalized and accelerating progress on reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity.

Our Board of Directors has suspended the payment of stockholder dividends on our Genworth Financial common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our debt obligations, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant. In addition, our Board of Directors has suspended repurchases of our Genworth Financial common stock under our stock repurchase program indefinitely. The resumption of our stock repurchase program will be at the discretion of our Board of Directors.

Genworth Holdings had $429 million and $795 million of cash, cash equivalents and restricted cash as of December 31, 2018 and 2017, respectively, which included approximately $16 million and $4 million of restricted cash, respectively. Genworth Holdings also held $75 million in U.S. government securities as of December 31, 2018 and 2017, which included approximately $42 million and $41 million, respectively, of restricted assets.

During the years ended December 31, 2018, 2017 and 2016, Genworth Holdings received cash dividends from its international subsidiaries of $182 million, $148 million and $250 million, respectively. Dividends received by Genworth Holdings in 2018 and 2017 included $86 million and $32 million, respectively, from our participation in the share buy-back programs in Genworth Canada and Genworth Australia, as discussed below. Dividends in 2016 included $76 million for our portion of the AUD$202 million capital reduction in Genworth Australia in the second quarter of 2016. During 2018, Genworth Financial received a cash dividend of $50 million from its U.S. mortgage insurance business. The evaluation of future dividends from our U.S. mortgage insurance business is subject to capital requirements of our U.S. mortgage insurance subsidiaries, capital needs of our holding companies and market conditions, among other factors, which are subject to change. There were no dividends paid to Genworth Holdings by its domestic life insurance subsidiaries during the years ended December 31, 2018, 2017 or 2016. We do not expect our U.S. life insurance businesses to provide dividends to our holding companies in the foreseeable future.

The life block transaction completed in January 2016 generated approximately $175 million of tax benefits to Genworth Holdings in July 2016, which was previously committed to be used as partial consideration for the GLAIC unstacking. See “Item 1—Business—Strategic Update” for additional information.

Guarantees and other commitments

Genworth Holdings provides capital support of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to fund claims to support its mortgage insurance business in Mexico. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.

Genworth Financial and Genworth Holdings provide a joint and several limited guarantee to Rivermont Life Insurance Company I (“Rivermont I”), an indirect subsidiary, in that, if Rivermont I does not generate sufficient interest income from assumed deposit-type insurance contracts to cover fixed interest payments, Genworth Financial and/or Genworth Holdings will cover the shortfall. As of December 31, 2018 and 2017, the restricted cash balance associated with this guarantee was $16 million and $4 million, respectively.

Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee is now limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2018, the risk in-force of the business subject to the guarantee was approximately $1.5 billion.

Genworth Holdings has a Tax Matters Agreement with GE, our former parent company, which represents an obligation of Genworth Holdings to GE. The balance of this obligation was $90 million as of December 31, 2018. Genworth Financial and Genworth Holdings have joint and several guarantees associated with this Tax Matters Agreement.

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior and subordinated notes and the holders of the senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes and outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior and subordinated notes indentures in respect of such senior and subordinated notes. Genworth Financial also provides a full and unconditional guarantee to the holders of Genworth Holdings’ Term Loan. Genworth Financial and Genworth Holdings have joint and several guarantees associated with Rivermont I’s non-recourse funding obligations. See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

We also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $6 million as of December 31, 2018 and 2017.

Regulated insurance subsidiaries

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2018, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $500 million to us in 2019 without obtaining regulatory approval. However, our insurance subsidiaries may not pay dividends to us in 2019 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds.

Our international insurance subsidiaries paid dividends of $316 million, $301 million and $457 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Our domestic insurance subsidiaries paid dividends of $60 million, $36 million and $80 million, respectively, during the years ended December 31, 2018, 2017 and 2016. None of the dividends paid were deemed “extraordinary.” Of the $60 million paid in 2018, $50 million was paid to Genworth Financial and the remainder was paid to an intermediate holding company within our U.S. mortgage insurance business. Dividends paid in 2017 and 2016 were paid to our principal life insurance subsidiaries rather than to a holding company.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2018, our total cash, cash equivalents, restricted cash and invested assets were $72.3 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 37% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of December 31, 2018.

As of December 31, 2018, 2017 and 2016, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. Reinsurance transactions provided an aggregate of approximately $515 million of PMIERs capital credit as of December 31, 2018. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time, including additional reinsurance transactions and contributions of holding company cash.

In May 2018, Genworth Canada announced acceptance by the TSX of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 6, 2019, up to an aggregate of approximately 4.5 million of its issued and outstanding common shares. During 2018, Genworth Canada repurchased approximately 2.4 million of its shares for CAD$100 million through the NCIB. We participated in order to maintain our ownership position of approximately 57.0% and received $41 million in cash. Of the $41 million of cash proceeds received, $14 million was paid as a dividend to Genworth Holdings in 2018, $13 million was retained by GMICO and we expect the remaining amount of $14 million to be paid to Genworth Holdings as a dividend in the first quarter of 2019. If Genworth Canada decides to repurchase additional shares through the NCIB, we intend to participate in order to maintain our overall ownership at its current level.

In May 2017, Genworth Canada announced acceptance by the TSX of its Notice of Intention to Make an NCIB. Pursuant to the NCIB, Genworth Canada repurchased approximately 1.1 million of its shares for CAD$40 million in 2017 through the NCIB. As the majority shareholder, we participated in order to maintain our ownership position and received $18 million in cash. Of the $18 million of cash proceeds received, $12 million was paid as a dividend to Genworth Holdings and $6 million was retained by GMICO. In March 2018, Genworth Canada completed its share repurchases under this program, repurchasing approximately 1.2 million shares for CAD$50 million. We participated in order to maintain our ownership position and received $22 million in cash. Of the $22 million of cash proceeds received, $16 million was paid as a dividend to Genworth Holdings and $6 million was retained by GMICO.

In February 2019, Genworth Australia announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. The purchase of 38.6 million shares pursuant to this buy-back is covered by shareholder approval obtained in 2018. The remaining shares to be repurchased pursuant to this buy-back will be subject to shareholder approval at its Annual General Meeting on May 9, 2019. The total number of shares to be purchased by Genworth Australia under the program will depend on business and market conditions, the prevailing share price, market volumes and other considerations. As the majority shareholder, we plan to participate in on-market sales transactions during the buy-back period in order to maintain our ownership position.

In May 2018, Genworth Australia announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 36 million of its shares for AUD$100 million. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0% and received $37 million in cash, which was paid as dividends to Genworth Holdings.

In August 2017, Genworth Australia announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 17 million of its shares for AUD$51 million in 2017. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position and received $20 million in cash, which was paid as dividends to Genworth Holdings. In February 2018, Genworth Australia completed its share repurchases under this program, repurchasing approximately 19 million of its shares for AUD$49 million. We participated in on-market sales transactions to maintain our ownership position and received $20 million in cash, which was paid as a dividend to Genworth Holdings.

As of December 31, 2018, each of our life insurance subsidiaries exceeded the minimum required RBC levels in their respective domiciliary state, however, their RBC levels were down compared to 2017. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 199% as of December 31, 2018.

As of December 31, 2018 and 2017, GLAIC provided security in an aggregate amount of $28 million for the benefit of Rivermont I, that has issued non-recourse funding obligations to collateralize the obligation to make future payments on their behalf under certain tax sharing agreements. Genworth Financial provided a limited guarantee to Rivermont I, where under adverse interest rate, mortality or lapse scenarios (or combination thereof), we may be required to provide additional funds to Rivermont I.

Capital resources and financing activities

On September 29, 2017, Genworth Canada, our majority-owned subsidiary, entered into a CAD$200 million syndicated senior unsecured revolving credit facility, which was originally set to mature on September 29, 2022. On October 26, 2018, Genworth Canada amended its credit agreement whereby the syndicated senior unsecured revolving credit facility was increased from CAD$200 million to CAD$300 million. The maturity date was extended to September 29, 2023. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the amended credit agreement. The credit facility includes customary representations, warranties, covenants, terms and conditions. As of December 31, 2018, there was no amount outstanding under Genworth Canada’s credit facility.

On October 4, 2018, Genworth Holdings completed a bond consent solicitation whereby it amended its senior notes indenture to clarify that GLAIC and the subsidiaries of GLIC, GLAIC and GLICNY are excluded from the class of subsidiaries for which a bankruptcy, insolvency or other similar proceeding would result in an event of default under the indenture. We paid $11 million of total fees, which consisted of bond consent fees, broker, advisor and investment banking fees. The bond consent fees were deferred and the remaining fees were expensed in 2018.

On May 22, 2018, Genworth Holdings redeemed $597 million of its 6.52% senior notes that were issued in May 2008 and matured in May 2018. A cash payment of $616 million comprising net proceeds of $441 million from the Term Loan, as described below, and $175 million of existing cash on hand was used to fully redeem the principal and accrued interest balance of the May 2018 senior notes.

On March 7, 2018, Genworth Holdings entered into a $450 million Term Loan, which matures in March 2023 and was issued at a 0.5% discount. Principal payments under the agreement are due quarterly, which commenced on June 30, 2018, and are payable in equal amounts of 0.25% per quarter of the original principal amount with the remaining balance due at maturity. At our option, the Term Loan will bear interest at either an adjusted LIBOR no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of 3.5% per annum. The interest rate on the Term Loan as of December 31, 2018 was 7.0%. We incurred $7 million of borrowing costs that were deferred. The Term Loan is unconditionally guaranteed by Genworth Financial, and GFIH has provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which is secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. GFIH is our indirect wholly-owned subsidiary and owns approximately 40.5% of the outstanding common stock of Genworth Canada. The Term Loan is subject to other terms and conditions, including but not limited to: voluntary prepayments subject to prepayment penalties, mandatory prepayments in the event of certain asset sales or the incurrence of further indebtedness by Genworth Financial and various financial covenants.

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

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances, and if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Due to the delay in the closing of the China Oceanwide transaction, the proceeds of the Term Loan, as described above, were used, together with cash on hand, to retire our May 2018 senior notes. During the first quarter of 2018, given the proceeds from the Term Loan were dedicated to pay the May 2018 senior notes and we have no additional debt maturities due until 2020, we reduced our cash buffer modestly to two times expected annual debt interest payments. We previously managed liquidity at Genworth Holdings to maintain a minimum balance of one and one-half times expected annual debt interest payments plus an additional $350 million. We will continue to evaluate our target level of liquidity as circumstances warrant and may move above or below the target for a period of time given future actions and due to the timing of cash inflows and outflows. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. In the absence of the transaction with China Oceanwide, we may need to pursue asset sales to address our debt maturities, including potential sales of our mortgage insurance businesses in Canada and Australia. We have and would continue to evaluate options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”

Contractual obligations and commercial commitments

We enter into obligations with third parties in the ordinary course of our operations. These obligations as of December 31, 2018, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected in the following table. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2019	2020- 2021	2022- 2023	2024 and thereafter
Borrowings and interest (1)	$7,275	$274	$2,149	$1,101	$3,751
Operating lease obligations	76	13	23	19	21
Other purchase liabilities (2)	36	25	8	3	—
Securities lending (3)	102	102	—	—	—
Commercial mortgage loan commitments (4)	41	41	—	—	—
Bank loan investment commitments (4)	33	33	—	—	—
Limited partnership commitments (4)	539	156	236	129	18
Private placement commitments (4)	32	32	—	—	—
Insurance liabilities (5)	115,833	3,150	5,995	4,952	101,736
Tax matters agreement (6)	84	24	29	31	—
Unrecognized tax benefits (7)	79	—	—	—	79

Total contractual obligations	$124,130	$3,850	$8,440	$6,235	$105,605

(1)

Includes payments of principal and interest on our long-term borrowings and non-recourse funding obligations. For our U.S. domiciled insurance companies, any payment of principal, including by redemption, or interest on our non-recourse funding obligations are subject to regulatory approval. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet as it excludes debt issuance costs, premiums and discounts and includes interest that is expected to be payable in future years. See note 12 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for information related to the timing of payments and the maturity dates of these borrowings.

(2)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(3)

The timing for the return of the collateral associated with our securities lending program is generally overnight and continuous; therefore, the return of collateral is reflected as being due in 2019. See note 12 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

(4)	Includes amounts we are committed to fund for U.S. commercial mortgage loans, bank loan investments, interests in limited partnerships and private placement investments.
(5)

Includes estimated claim and benefit, policy surrender and commission obligations offset by expected future deposits and premiums on in-force long-duration insurance policies and investment contracts. Also includes amounts established for recourse and indemnification related to our U.S. mortgage insurance contract underwriting business. Estimated claim and benefit obligations are based on mortality, morbidity, lapse and other assumptions. The obligations in this table have not been discounted at present value. In contrast to this table, our obligations reported in our consolidated balance sheet are recorded in accordance with U.S. GAAP where the liabilities are discounted consistent with the present value concept under accounting guidance related to accounting and reporting by insurance enterprises, as applicable. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.

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

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2018 and 2017 were $62 million and $107 million, respectively, which were also securitized assets required to be consolidated. Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in 2018, 2017 or 2016.

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

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our U.S. mortgage insurance business, the level of delinquencies, which increases the likelihood of losses, generally tends to decrease in mid-first quarter and continue through second quarter while increasing in the third and fourth quarters of the calendar year. Therefore, we typically experience lower levels of losses resulting from delinquencies in the first and second quarters, as compared with those in the third and fourth quarters. The U.S. housing market has stabilized and delinquency levels have returned to normal seasonal trends. However, we may see higher delinquencies from period to period as our 2005 through 2008 book years continue to make up the majority of our existing delinquencies as well as new delinquencies. See “—U.S. Mortgage Insurance segment—Trends and conditions” for additional information related to our U.S. mortgage insurance business.

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

The U.S. Federal Reserve increased its benchmark lending rate 25 basis points in December 2018. This was the fourth rate increase in 2018. In addition, the U.S. Federal Reserve projects two additional 25 basis point increases in 2019 and one in 2020, which was modified from the September 2018 projection of three additional 25 basis point increases in 2019 and one in 2020. The decision for additional rate increases during 2018 was anticipated and indicates increased confidence in the United States economy as unemployment has reached multi-decade lows and economic growth was strong in 2018. The reduction in the forecasted rate increases stems from trade tensions between the U.S. and China, declining oil prices and global growth concerns. Likewise, inflation remains relatively stable but long-term forecasts remain uncertain. The U.S. Treasury yield curve steepened in the fourth quarter of 2018, as short-term interest rates decreased on the expectation of a slower pace of rate increases, while long-term interest rates decreased at a lesser extent. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments” for further discussion of recent market conditions.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income (loss). As of December 31, 2018, the U.S. dollar strengthened against the currencies in Canada and Australia compared to the respective balance sheet rates as of December 31, 2017. As of December 31, 2018, the U.S. dollar strengthened against the Australian dollar and weakened against the Canadian dollar compared to the respective average rates for the year ended December 31, 2017. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

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

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders). Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. As of December 31, 2018, of our $9.2 billion deferred annuity products, $0.7 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5%, with $1 million that have guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6.0%. Of our $7.4 billion of universal life insurance products as of December 31, 2018, $4.0 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.

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

Our life insurance, long-term care insurance and fixed annuity products, as well as our guaranteed benefits on variable annuities, also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products and may increase hedging costs on our in-force block of variable annuity products. The prolonged low interest rate environment has negatively impacted the margins of our fixed immediate annuity products, which resulted in the impairment of our DAC balance for these products. In 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization. See “—Critical Accounting Estimates—Deferred acquisition costs” for additional details. If interest rates return to previous historic lows or the pace of interest rate increases is slower than our expectations, the sufficiency of our margins on our DAC and PVFP could be negatively impacted, which may result in additional impairments on our other long-duration insurance products. In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support statutory reserves.

The carrying value of our investment portfolio as of December 31, 2018 and 2017 was $70.1 billion and $73.4 billion, respectively, of which 85% was invested in fixed maturity securities in both years. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower credit instruments to maintain comparable returns. For example, during the fourth quarter of 2018, we reinvested $4.7 billion at an average rate of 4.3% as compared to our annualized weighted-average investment yield of 4.8%. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. During periods of increasing interest rates, market values of lower-yielding assets will decline. In addition, our interest rate hedges will decline which will require us to post additional collateral with our derivative counterparties.

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

We use derivative instruments, such as interest rate swaps, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain interest rate risk by:

•	reducing the risk between the timing of the receipt of cash and its investment in the market; and

•	extending or shortening the duration of assets to better align with the duration of the liabilities.

As a matter of policy, we have not and will not engage in derivative market-making, speculative derivative trading or other speculative derivative activities.

Equity Market Risk

Our exposure to equity market risk within our insurance companies primarily relates to variable annuities and life insurance products and certain equity linked products. Certain variable annuity products have living benefit guarantees that expose us to equity market risk if the performance of the underlying mutual funds in the separate account products experience downturns and volatility for an extended period of time potentially resulting in more payments from general account assets than from contractholder separate account investments. Additionally, continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will further challenge our ability to recover DAC on these products and could lead to write-offs of DAC, as well as increased hedging costs. Downturns in equity markets could also lead to an increase in liabilities associated with secondary guarantee features, such as guaranteed minimum benefits on separate account products, where we have equity market risk exposure.

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

Foreign Currency Risk

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the United States in non-U.S.-denominated securities. As of December 31, 2018 and 2017, approximately 10% of our invested assets were held by our international operations and we invest cash generated in those operations in securities denominated in the same local currencies. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations in our consolidated financial statements. We currently do not hedge the translation of operating results for our international operations. For the years ended December 31, 2018, 2017 and 2016, our international operations generated $489 million, $134 million and $376 million, respectively, of our income (loss) from continuing operations, excluding net investment gains (losses). Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non- U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States.

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

Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-income securities portfolio to decrease by approximately $4.3 billion based on our securities positions as of December 31, 2018, as compared to an estimated decrease of $4.6 billion under this model as of December 31, 2017. The decrease in the impact of the parallel shift in the yield curve in 2018 was due to the decrease in the fair value of our investment portfolio as well as the decrease in duration of fixed maturity securities to better align with the liabilities being backed by these investments. Additionally, the results of this parallel shift in the yield curve would cause the fair value of our commercial mortgage loans to decrease by approximately $384 million based on our commercial mortgage loans as of December 31, 2018, as compared to an estimated decrease of $371 million as of December 31, 2017.

We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $527 million based on our derivatives portfolio as of December 31, 2018, as compared to an estimated decline of $604 million under this model as of December 31, 2017. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of $268 million and would require us to post cash margin related to our cleared swaps and futures contracts of $370 million based on our derivatives portfolio as of December 31, 2018. Of the $527 million estimated decrease in fair value of our derivatives portfolio as of December 31, 2018, $35 million related to non-qualified derivatives used to mitigate interest rate risk associated with our GMWB embedded derivative liabilities as of December 31, 2018. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $89 million based on our GMWB embedded derivative liabilities as of December 31, 2018, as compared to an estimated decline of $90 million under this model as of December 31, 2017. As of December 31, 2018, we performed a similar sensitivity analysis and noted that a 100 basis point increase in interest rates resulted in an increase of $12 million on our fixed index annuity embedded derivatives, as compared to an estimated increase of $7 million under this model as of December 31, 2017. As of December 31, 2018 and 2017, a 100 basis point increase in interest rates would result in a decrease of $2 million on our indexed universal life embedded derivatives. The impact on our insurance liabilities is not included in the sensitivities above.

The principal amount, weighted-average interest rate and fair value by maturity of our variable rate debt were as follows as of December 31, 2018:

(Amounts in millions)	Principal amount	Weighted- average interest rate	Fair value (1)
Maturity:
Floating rate notes:
Senior secured term loan facility, 2023 (2)	$438	6.58%	$440
Junior subordinated notes, 2025 (3)	140	5.46%	143
Junior subordinated notes, 2066 (4)	585	4.13%	316

Total floating rate notes	1,163	5.21%	899
Non-recourse funding obligations:
Rivermont Life Insurance Company I, 2050	311	4.49%	215

Total non-recourse funding obligations	311	4.49%	215

Total floating rate debt	$1,474		$1,114

(1)

The valuation methodology used is based on the then-current coupon, revalued based on the LIBOR set and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.

(2)	At our option, the Term Loan will bear interest at either an adjusted LIBOR no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of 3.5% per annum.
(3)

Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited, our indirect wholly-owned subsidiary, due in 2025 have an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%.

(4)

Floating rate junior notes due in November 2066 have an annual interest rate equal to three-month LIBOR plus 2.0025%. See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

The Term Loan was closed in March 2018 and therefore had no floating weighted-average interest rate as of December 31, 2017. The weighted-average interest rate as of December 31, 2017, on subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited was 5.25% based on $154 million of principal due in 2025. The weighted-average interest rate as of December 31, 2017 on our floating rate junior subordinated notes due in 2066 was 3.18% based on $585 million principal due in 2066. The weighted-average interest rate on our non-recourse funding obligations was 3.54% based on $310 million of principal due in 2050.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $14 million based on our equity positions as of December 31, 2018, as compared to an estimated decline of $23 million under this model for the year ended December 31, 2017.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $50 million based on our equity market derivatives as of December 31, 2018 and 2017. The estimated increase in fair value primarily relates to non-qualified derivatives used to mitigate equity market risk associated with our GMWB and fixed index annuity embedded derivative liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an estimated increase in fair value of $48 million based on our GMWB embedded derivative liabilities as of December 31, 2018 and 2017. As of December 31, 2018, we performed a similar sensitivity analysis on our fixed index annuity and indexed universal life embedded derivatives and noted that a 10% decline in equity market prices would result in an estimated decrease in fair value of $11 million and $1 million, respectively, as compared to an estimated decrease in fair value of $40 million and $2 million, respectively, as of December 31, 2017.

Foreign Currency Risk

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2018, and remeasured our pre-tax earnings assuming a 10% decrease in foreign currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would reduce our results, before taxes and noncontrolling interests, by approximately $51 million and $33 million under this model for the years ended December 31, 2018 and 2017, respectively.

We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in foreign currency exchange rates resulted in an increase in fair value of $100 million as of December 31, 2018, as compared to an estimated decrease of $57 million under this model for the year ended December 31, 2017. The change in fair value of derivatives may not result in a direct impact to our income (loss) as a result of certain derivatives that may be designated as qualifying hedge relationships.

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

We also engage in derivatives transactions traded on regulated exchanges or clearinghouses where the exchanges or clearinghouses ensure the performance of the contracts.

Item 8. Financial Statements and Supplementary Data

Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Genworth Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Richmond, Virginia

February 27, 2019

GENWORTH FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	December 31,
	2018	2017
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$59,661	$62,525
Equity securities, at fair value	655	820
Commercial mortgage loans	6,687	6,341
Restricted commercial mortgage loans related to securitization entities	62	107
Policy loans	1,861	1,786
Other invested assets	1,188	1,813

Total investments	70,114	73,392
Cash, cash equivalents and restricted cash	2,177	2,875
Accrued investment income	675	644
Deferred acquisition costs	3,263	2,329
Intangible assets and goodwill	347	301
Reinsurance recoverable	17,278	17,569
Other assets	474	453
Deferred tax asset	736	504
Separate account assets	5,859	7,230

Total assets	$100,923	$105,297

Liabilities and equity
Liabilities:
Future policy benefits	$37,940	$38,472
Policyholder account balances	22,968	24,195
Liability for policy and contract claims	10,379	9,594
Unearned premiums	3,546	3,967
Other liabilities	1,682	1,910
Borrowings related to securitization entities	—	40
Non-recourse funding obligations	311	310
Long-term borrowings	4,025	4,224
Deferred tax liability	24	27
Separate account liabilities	5,859	7,230

Total liabilities	86,734	89,969

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 589 million and 588 million shares issued as of December 31, 2018 and 2017, respectively; 501 million and 499 million shares outstanding as of December 31, 2018 and 2017, respectively	1	1
Additional paid-in capital	11,987	11,977

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	585	1,075
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	10

Net unrealized investment gains (losses)	595	1,085

Derivatives qualifying as hedges	1,781	2,065
Foreign currency translation and other adjustments	(332)	(123)

Total accumulated other comprehensive income (loss)	2,044	3,027
Retained earnings	1,118	1,113
Treasury stock, at cost (88 million shares as of December 31, 2018 and 2017)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,450	13,418
Noncontrolling interests	1,739	1,910

Total equity	14,189	15,328

Total liabilities and equity	$100,923	$105,297

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

	Years ended December 31,
	2018	2017	2016
Revenues:
Premiums	$4,519	$4,004	$4,160
Net investment income	3,262	3,200	3,159
Net investment gains (losses)	(146)	265	72
Policy fees and other income	795	826	978

Total revenues	8,430	8,295	8,369

Benefits and expenses:
Benefits and other changes in policy reserves	5,684	5,179	5,245
Interest credited	611	646	696
Acquisition and operating expenses, net of deferrals	997	1,022	1,273
Amortization of deferred acquisition costs and intangibles	391	435	498
Interest expense	299	284	337

Total benefits and expenses	7,982	7,566	8,049

Income from continuing operations before income taxes	448	729	320
Provision (benefit) for income taxes	151	(207)	358

Income (loss) from continuing operations	297	936	(38)
Loss from discontinued operations, net of taxes	—	(9)	(29)

Net income (loss)	297	927	(67)
Less: net income attributable to noncontrolling interests	178	110	210

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$119	$817	$(277)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.24	$1.66	$(0.50)

Diluted	$0.24	$1.65	$(0.50)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.24	$1.64	$(0.56)

Diluted	$0.24	$1.63	$(0.56)

Weighted-average common shares outstanding:
Basic	500.4	499.0	498.3

Diluted	504.2	501.4	498.3

Supplemental disclosures:
Total other-than-temporary impairments	$—	$(6)	$(40)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—

Net other-than-temporary impairments	—	(6)	(40)
Other investment gains (losses)	(146)	271	112

Total net investment gains (losses)	$(146)	$265	$72

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	Years ended December 31,
	2018	2017	2016
Net income (loss)	$297	$927	$(67)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(669)	(187)	6
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	1	(9)
Derivatives qualifying as hedges	(298)	(20)	40
Foreign currency translation and other adjustments	(301)	251	54

Total other comprehensive income (loss)	(1,270)	45	91

Total comprehensive income (loss)	(973)	972	24
Less: comprehensive income attributable to noncontrolling interests	22	222	217

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(995)	$750	$(193)

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.‘s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2015	$1	$11,949	$3,010	$564	$(2,700)	$12,824	$1,813	$14,637

Return of capital to noncontrolling interests	—	—	—	—	—	—	(70)	(70)
Comprehensive income (loss):
Net income (loss)	—	—	—	(277)	—	(277)	210	(67)
Other comprehensive income, net of taxes	—	—	84	—	—	84	7	91

Total comprehensive income (loss)						(193)	217	24
Dividends to noncontrolling interests	—	—	—	—	—	—	(138)	(138)
Stock-based compensation expense and exercises and other	—	13	—	—	—	13	1	14

Balances as of December 31, 2016	1	11,962	3,094	287	(2,700)	12,644	1,823	14,467

Cumulative effect of change in accounting, net of taxes	—	—	—	9	—	9	—	9
Repurchase of subsidiary shares	—	—	—	—	—	—	(33)	(33)
Comprehensive income (loss):
Net income	—	—	—	817	—	817	110	927
Other comprehensive income (loss), net of taxes	—	—	(67)	—	—	(67)	112	45

Total comprehensive income						750	222	972
Dividends to noncontrolling interests	—	—	—	—	—	—	(107)	(107)
Stock-based compensation expense and exercises and other	—	15	—	—	—	15	5	20

Balances as of December 31, 2017	1	11,977	3,027	1,113	(2,700)	13,418	1,910	15,328

Cumulative effect of change in accounting, net of taxes	—	—	131	(114)	—	17	—	17
Repurchase of subsidiary shares	—	—	—	—	—	—	(105)	(105)
Comprehensive income (loss):
Net income	—	—	—	119	—	119	178	297
Other comprehensive loss, net of taxes	—	—	(1,114)	—	—	(1,114)	(156)	(1,270)

Total comprehensive income (loss)						(995)	22	(973)
Dividends to noncontrolling interests	—	—	—	—	—	—	(97)	(97)
Stock-based compensation expense and exercises and other	—	10	—	—	—	10	9	19

Balances as of December 31, 2018	$1	$11,987	$2,044	$1,118	$(2,700)	$12,450	$1,739	$14,189

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$297	$927	$(67)
Less loss from discontinued operations, net of taxes	—	9	29
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of businesses	—	—	(26)
Amortization of fixed maturity securities discounts and premiums	(122)	(147)	(138)
Net investment (gains) losses	146	(265)	(72)
Charges assessed to policyholders	(697)	(713)	(782)
Acquisition costs deferred	(83)	(88)	(150)
Amortization of deferred acquisition costs and intangibles	391	435	498
Deferred income taxes	5	(368)	145
Trading securities, limited partnerships and derivative instruments	(249)	703	709
Stock-based compensation expense	37	42	32
Change in certain assets and liabilities:
Accrued investment income and other assets	(168)	30	(358)
Insurance reserves	1,555	1,625	1,315
Current tax liabilities	(52)	(4)	32
Other liabilities, policy and contract claims and other policy-related balances	573	368	705

Net cash from operating activities	1,633	2,554	1,872

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,756	4,766	3,889
Commercial mortgage loans	701	579	700
Restricted commercial mortgage loans related to securitization entities	45	22	32
Proceeds from sales of investments:
Fixed maturity and equity securities	6,192	4,226	5,629
Purchases and originations of investments:
Fixed maturity and equity securities	(10,706)	(8,888)	(11,529)
Commercial mortgage loans	(1,047)	(806)	(649)
Other invested assets, net	402	(701)	(154)
Policy loans, net	35	48	(77)
Proceeds from sale of businesses, net of cash transferred	—	—	39
Payments for businesses purchased, net of cash acquired	—	(5)	—

Net cash used by investing activities	(622)	(759)	(2,120)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	1,193	857	1,349
Withdrawals from universal life and investment contracts	(2,355)	(2,397)	(2,004)
Redemption and repurchase of non-recourse funding obligations	—	—	(1,620)
Proceeds from issuance of long-term debt	441	—	—
Repayment and repurchase of long-term debt	(600)	—	(382)
Repayment of borrowings related to securitization entities	(40)	(34)	(42)
Repurchase of subsidiary shares	(105)	(33)	—
Return of capital to noncontrolling interests	—	—	(70)
Dividends paid to noncontrolling interests	(97)	(107)	(138)
Other, net	(58)	(54)	(44)

Net cash used by financing activities	(1,621)	(1,768)	(2,951)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(88)	64	(10)

Net change in cash, cash equivalents and restricted cash	(698)	91	(3,209)
Cash, cash equivalents and restricted cash at beginning of period	2,875	2,784	5,993

Cash, cash equivalents and restricted cash at end of period	$2,177	$2,875	$2,784

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide Holdings Group Co., Ltd., a limited liability company incorporated in the People’s Republic of China (together with its affiliates, “China Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of Asia Pacific Insurance. China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash.

At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement. The closing of the transaction remains subject to other conditions and approvals.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

d) Investment Securities

At the time of purchase, we designate our fixed maturity securities as either available-for-sale or trading and report them in our consolidated balance sheets at fair value. Equity securities are recorded at fair value in our consolidated balance sheets and changes in the fair value are reflected in net investment gains (losses). Our portfolio of fixed maturity securities comprises primarily investment grade securities. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”), benefit reserves and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses related to trading securities are reflected in net investment gains (losses).

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Prior to adopting new accounting guidance related to the recognition and measurement of financial assets and financial liabilities on January 1, 2018 (see “—Accounting Changes —Recognition and measurement of financial assets and liabilities” for additional details), we recognized an impairment charge for equity securities in the period in which we determined that the security would not recover to book value within a reasonable period of time. We determined what constituted a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period did not exceed 15 months for common equity securities. We measured other-than-temporary impairments based upon the difference between the amortized cost of a security and its fair value.

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

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

g) Repurchase Agreements

We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. Repurchase agreements were treated as collateralized financing transactions and were carried at the amounts at which the securities were subsequently reacquired, including accrued interest, as specified in the respective agreement. The fair value of securities to be repurchased was monitored and collateral levels were adjusted where appropriate to protect the parties against credit exposure. Cash received was invested in fixed maturity securities. See note 12 for additional information related to our repurchase agreements.

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

i) Cash, Cash Equivalents and Restricted Cash

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

We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statement of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these shadow adjustments may reverse from period to period.

Therefore, DAC amortized based on expected gross profits is adjusted to reflect the effects that would have been recognized had the unrealized investment (gains) losses been actually realized with a corresponding amount recorded in other comprehensive income (loss). DAC associated with traditional long-duration insurance contracts is not adjusted for unrealized investment (gains) or losses unless a premium deficiency would have resulted upon the (gain) or loss being realized.

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

Years Ended December 31, 2018, 2017 and 2016

on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested at least annually for impairment using a qualitative or quantitative assessment and are written down to fair value as required.

l) Goodwill

Goodwill is not amortized but is tested for impairment annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The determination of fair value requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business, one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. If the reporting unit’s fair value is below its carrying value, we recognize an impairment in an amount equal to the difference between the carrying value and the fair value of the reporting unit up to the amount of recorded goodwill. No goodwill impairment charges were recorded in 2018, 2017 or 2016.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. In this documentation, we specifically identify the asset, liability or forecasted transaction that has been designated as a hedged item, state how the hedging instrument is expected to hedge the risks related to the hedged item, and set forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. We generally determine hedge effectiveness based on total changes in fair value of the hedged item attributable to the hedged risk and the total changes in fair value of the derivative instrument.

We discontinue hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) the derivative is de-designated as a hedge instrument; or (iv) it is no longer probable that the forecasted transaction will occur.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

For all qualifying and highly effective cash flow hedges, changes in fair value of the derivative instrument is reported as a component of OCI. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried in the consolidated balance sheets at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in income (loss). When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in OCI and is recognized when the transaction affects income (loss); however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued on a cash flow hedge, amounts previously deferred in OCI are reclassified into income (loss) when income (loss) is impacted by the variability of the cash flow of the hedged item.

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

Changes in the fair value of non-qualifying derivatives, including embedded derivatives, are reported in net investment gains (losses).

The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us was recorded in cash, cash equivalents and restricted cash with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. We also receive non-cash collateral that is not recognized in our balance sheet unless we exercise our right to sell or re-pledge the underlying asset. As of December 31, 2018 and 2017, the fair value of non-cash collateral received was $40 million and $70 million, respectively, and the underlying assets were not sold or re-pledged. We have pledged $536 million and $288 million of fixed maturity securities as of December 31, 2018 and 2017, respectively. Additionally, as of December 31, 2018 and 2017, we pledged $57 million and $59 million, respectively, of cash as collateral to derivative counterparties. Fixed maturity securities that we pledge as collateral remain on our balance sheet within fixed maturity securities available-for-sale. Any cash collateral pledged to a derivative counterparty is derecognized with a receivable recorded in other assets for the right to receive our cash collateral back from the counterparty. Derivatives previously cleared through a Central Clearing Party, such as the Chicago Mercantile Exchange, required us to post cash collateral for daily changes in the fair value of the derivative contract, commonly referred to as variation margin. In the third quarter of 2017, central clearing parties rule changes impacted our accounting treatment for variation margin pertaining to cleared swap positions, which were previously considered cash collateral and are now treated as daily settlements of the derivative contract.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

The liability for future policy benefits is evaluated at least annually to determine if a premium deficiency exists. Loss recognition testing is generally performed at the line of business level, with acquired blocks and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

certain reinsured blocks tested separately. If the liability for future policy benefits plus the current present value of expected future premiums are less than the current present value of expected future benefits and expenses (including any unamortized DAC), a charge to income (loss) is recorded for accelerated DAC amortization and, if necessary, a premium deficiency reserve is established. If a charge is recorded, DAC amortization and the liability for future policy benefits are measured using updated assumptions, which become the new locked-in assumptions utilized going forward unless another premium deficiency charge is recorded. Our estimates of future in-force rate actions used in loss recognition testing for our long-term care insurance business include assumptions for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed). These anticipated future increases are based on our best estimate of the rate increases we expect to obtain, considering, among other factors, our historical experience from prior rate increase approvals and based on our best estimate of expected claim costs.

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

Years Ended December 31, 2018, 2017 and 2016

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

Years Ended December 31, 2018, 2017 and 2016

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

r) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected as a cumulative adjustment in current period income (loss). For the years ended December 31, 2018, 2017 and 2016, we reviewed our premium recognition factors for our mortgage insurance businesses. These reviews included the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. In 2018, adjustments associated with this review resulted in an increase in earned premiums of $3 million in our Canada mortgage insurance business. In 2017, the review resulted in a decrease in earned premiums of $468 million in our Australia mortgage insurance business. We did not have any adjustments associated with this review in 2016.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

status of a defined benefit plan as an asset or liability in our consolidated balance sheets and recognize changes in that funded status in the year in which the changes occur through OCI.

u) Income Taxes

We determine deferred tax assets and/or liabilities by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled if there is no change in law. The effect on deferred taxes of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in our foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that we cannot positively assert that some or all undistributed income will be reinvested indefinitely, the related deferred taxes are recorded in that period based on the expected form of repatriation (i.e. distribution, loan or sale). In determining indefinite reinvestment, we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as the applicable tax laws to which our domestic and foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs, which are impacted by such things as regulatory requirements, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions.

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

Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States and our former Bermuda subsidiary, which elected to be taxed as a U.S. domestic company, are included in the life/non-life consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually.

v) Foreign Currency Translation

The determination of the functional currency is made based on the appropriate economic and management indicators. The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss). Revenues and expenses of the foreign operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. Gains and losses from foreign currency transactions are reported in income (loss) and have not been material in any years presented in our consolidated statements of income.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

x) Accounting Changes

Stranded Tax Effects

On January 1, 2018, we early adopted new accounting guidance on the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”), or “stranded tax effects.” Under U.S. GAAP, deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates with the effect included in income (loss) from continuing operations in the period that the changes were enacted. This also includes situations in which the related tax effects were originally recognized in other comprehensive income (loss) as opposed to income (loss) from continuing operations. The following summarizes the components for the cumulative effect adjustment recorded on January 1, 2018 related to the adoption of this new accounting guidance:

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

The accounting for the temporary differences related to investment in foreign subsidiaries recorded in accumulated other comprehensive income (loss) at adoption of the TCJA were provisional. Additional reclassification adjustments are permitted under this new accounting guidance in future periods as the tax effects of the TCJA on related temporary differences are finalized. However, no reclassification adjustments were recorded during the second, third or fourth quarters of 2018. Other than those effects related to the TCJA, our policy is to release stranded tax effects from accumulated other comprehensive income (loss) using the portfolio approach for items related to investments and derivatives, and upon disposition of a subsidiary for items related to outside basis differences.

Amendments to the Hedge Accounting Model

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Accounting for Share-Based Compensation as a Modification

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

Derecognition of Nonfinancial Assets

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

Simplifying the Test for Goodwill Impairment

On January 1, 2018, we early adopted new accounting guidance simplifying the test for goodwill impairment. The new guidance states goodwill impairment is equal to the difference between the carrying value and fair value of the reporting unit up to the amount of recorded goodwill. We adopted this new accounting guidance prospectively and applied it to our 2018 goodwill impairment test. This new accounting guidance simplified the test for goodwill impairment but had no impact on our consolidated financial statements.

Classification and Presentation of Changes in Restricted Cash

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

Income Tax Effects of Intra-Entity Transfers of Assets Other Than Inventory

On January 1, 2018, we adopted new accounting guidance related to the income tax effects of intra-entity transfers of assets other than inventory. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted this new accounting guidance using the modified retrospective method, which did not have a significant impact on our consolidated financial statements or disclosures at adoption.

Classification of Certain Cash Payments and Receipts

On January 1, 2018, we adopted new accounting guidance related to the classification of certain cash payments and cash receipts on our statement of cash flows. The guidance reduces diversity in practice related to

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

eight specific cash flow issues. We adopted this new accounting guidance retrospectively. We reclassified a $20 million make-whole premium that was incurred in the first quarter of 2016 previously included in the operating activities section of the statement of cash flows, within the line item “other liabilities, policy and contract claims and other policy-related balances” to the financing activities section within the line item “repayment and repurchase of long-term debt.” The reclassification resulted in an increase in net cash used by financing activities and an increase in net cash from operating activities. The remaining specific cash flow issues did not have a significant impact on our consolidated financial statements.

Recognition and Measurement of Financial Assets and Liabilities

On January 1, 2018, we adopted new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Changes to financial instruments accounting primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, are measured at fair value with changes in fair value recognized in net income (loss). The new guidance also clarifies that the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with other deferred tax assets. We adopted this new accounting guidance using the modified retrospective method and reclassified, after adjustments for DAC and other intangible amortization and certain benefit reserves, taxes and noncontrolling interests, $25 million of gains related to equity securities from accumulated other comprehensive income and $17 million of gains related to limited partnerships previously recorded at cost to cumulative effect of change in accounting within retained earnings.

Revenue Recognition

On January 1, 2018, we adopted new accounting guidance related to revenue from contracts with customers. The key principle of the new guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. Insurance contracts are specifically excluded from this new guidance. The Financial Accounting Standards Board (“the FASB”) has clarified the scope that all of our insurance contracts, including mortgage insurance and investment contracts are excluded from the scope of this new guidance. We adopted this new accounting guidance using the modified retrospective method, which did not have a significant impact on our consolidated financial statements at adoption.

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

Transition to the Equity Method of Accounting

On January 1, 2017, we adopted new accounting guidance related to transition to the equity method of accounting. The guidance eliminates the retrospective application of the equity method of accounting when

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

obtaining significant influence over a previously held investment. The guidance requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This accounting guidance did not have a significant impact on our consolidated financial statements.

Assessment of Contingent Put and Call Options

On January 1, 2017, we adopted new accounting guidance related to the assessment of contingent put and call options in debt instruments. The guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This guidance is consistent with our previous accounting practices and, accordingly, had no impact on our consolidated financial statements.

Derivative Contract Novations

On January 1, 2017, we adopted new accounting guidance related to the effect of derivative contract novations on existing hedge accounting relationships. The guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is consistent with our previous accounting for derivative contract novations and, accordingly, had no impact on our consolidated financial statements.

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

Technical Corrections and Improvements

In March 2016, the FASB issued new guidance to remove inconsistencies as well as make technical clarifications and minor improvements intended to make it easier to understand and implement certain accounting guidance. Impacts of the new guidance for us includes: promoting consistent use of the terms “participating insurance” and “reinsurance recoverable,” removing the term “debt” from the master glossary; adding a reference to use when accounting for internal-use software licensed from third parties; clarifying that loans issued under the Federal Housing Administration and the Veterans Administration do not have to be fully insured by those programs to recognize profit using the full-accrual method; clarifying the difference between a “valuation approach” and a “valuation technique” when applying fair value guidance and require disclosure when there has been a change in either a valuation approach, a valuation technique, or both; clarifying that for an amount of an obligation under an arrangement to be considered fixed at the reporting date, the amount that must be fixed is not the amount that is the organization’s portion of the obligation, but, rather, is the obligation in its entirety; and adding guidance on the accounting for the sale of servicing rights when the transferor retains loans. Most of the amendments were adopted on December 31, 2016 and in some cases on January 1, 2017, using a prospective method. There was no significant impact from this guidance on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

y) Accounting Pronouncements Not Yet Adopted

In October 2018, the FASB issued new accounting guidance related to benchmark interest rates used in derivative hedge accounting. The guidance adds an additional permissible U.S. benchmark interest rate, the Secured Overnight Financing Rate, for hedge accounting purposes. We adopted this new accounting guidance on January 1, 2019 using the prospective method, which did not have a significant impact on our consolidated financial statements and disclosures at adoption.

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

•	the provision for adverse deviation and the premium deficiency test are eliminated;

•	market risk benefits associated with deposit-type contracts will be measured at fair value with changes recorded in net income (loss);

•	the amortization method for DAC will generally be on a straight-line basis over the expected contract term; and

•	disclosures will be greatly expanded to include significant assumptions and product liability rollforwards.

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

Years Ended December 31, 2018, 2017 and 2016

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

In June 2018, the FASB issued new accounting guidance related to accounting for nonemployee share-based payments. The guidance aligns the measurement and classification of share-based payments to nonemployees issued in exchange for goods or services with the guidance for share-based payments to employees, with certain exceptions. We adopted this new accounting guidance on January 1, 2019 using the modified retrospective method. This guidance is consistent with our previous accounting practices and, accordingly, had no impact on our consolidated financial statements at adoption.

In March 2017, the FASB issued new accounting guidance shortening the amortization period of certain callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. We adopted this new accounting guidance on January 1, 2019 using the modified retrospective method, which had no significant impact on our consolidated financial statements at adoption.

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

In February 2016, the FASB issued new accounting guidance related to the accounting for leases and issued further amendments in January 2018, July 2018 and December 2018. The new guidance generally requires lessees to recognize both a right-to-use asset and a corresponding liability on the balance sheet. We adopted this new accounting guidance on January 1, 2019 using the optional transition method practical expedient, which permits entities to apply the new lease standard using the modified retrospective transition approach at the date of adoption. Upon adoption we recorded, before any adjustment for deferred taxes, approximately a $67 million right-of-use asset related to operating leases included in other assets and a corresponding lease liability included in other liabilities on our consolidated balance sheet. We also elected to apply the package of practical expedients upon adoption. This new accounting guidance also requires new disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the years ended December 31:

(Amounts in millions, except per share amounts)	2018	2017	2016
Weighted-average common shares used in basic earnings (loss) per share calculations	500.4	499.0	498.3
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	3.8	2.4	—

Weighted-average common shares used in diluted earnings (loss) per share calculations (1)	504.2	501.4	498.3

Income (loss) from continuing operations:
Income (loss) from continuing operations	$297	$936	$(38)
Less: income from continuing operations attributable to noncontrolling interests	178	110	210

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$119	$826	$(248)

Basic per share	$0.24	$1.66	$(0.50)

Diluted per share	$0.24	$1.65	$(0.50)

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$—	$(9)	$(29)
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—

Loss from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$—	$(9)	$(29)

Basic per share	$—	$(0.02)	$(0.06)

Diluted per share	$—	$(0.02)	$(0.06)

Net income (loss):
Income (loss) from continuing operations	$297	$936	$(38)
Loss from discontinued operations, net of taxes	—	(9)	(29)

Net income (loss)	297	927	(67)
Less: net income attributable to noncontrolling interests	178	110	210

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$119	$817	$(277)

Basic per share	$0.24	$1.64	$(0.56)

Diluted per share	$0.24	$1.63	$(0.56)

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2016, we were required to use basic weighted-average common shares outstanding as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of 2.0 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2016, dilutive potential weighted-average common shares outstanding would have been 500.3 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Fixed maturity securities—taxable	$2,577	$2,578	$2,565
Fixed maturity securities—non-taxable	11	12	12
Equity securities	40	36	28
Commercial mortgage loans	320	306	318
Restricted commercial mortgage loans related to securitization entities (1)	7	9	10
Policy loans	169	153	146
Other invested assets (2)	181	157	141
Restricted other invested assets related to securitization entities (1)	—	1	3
Cash, cash equivalents, restricted cash and short-term investments	51	36	20

Gross investment income before expenses and fees	3,356	3,288	3,243
Expenses and fees	(94)	(88)	(84)

Net investment income	$3,262	$3,200	$3,159

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	Included in other invested assets was $—, $2 million and $11 million of net investment income related to trading securities for the years ended December 31, 2018, 2017 and 2016, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Available-for-sale securities:
Realized gains	$169	$229	$249
Realized losses	(144)	(66)	(121)

Net realized gains (losses) on available-for-sale securities	25	163	128

Impairments:
Total other-than-temporary impairments	—	(6)	(40)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—

Net other-than-temporary impairments	—	(6)	(40)

Net realized gains (losses) on equity securities sold	11	—	—
Net unrealized gains (losses) on equity securities still held	(98)	—	—
Trading securities	—	1	10
Limited partnerships	11	—	6
Commercial mortgage loans	—	3	1
Net gains (losses) related to securitization entities (1)	—	7	(50)
Derivative instruments (2)	(95)	97	20
Contingent consideration adjustment	—	—	(2)
Other	—	—	(1)

Net investment gains (losses)	$(146)	$265	$72

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the years ended December 31, 2018, 2017 and 2016 was $3,367 million, $2,023 million and $1,881 million, respectively, which was approximately 96%, 97% and 95%, respectively, of book value.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Beginning balance	$32	$42	$64
Additions:
Other-than-temporary impairments not previously recognized	—	—	1
Reductions:
Securities sold, paid down or disposed	(8)	(10)	(23)

Ending balance	$24	$32	$42

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2018	2017	2016
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$1,775	$5,125	$3,656
Equity securities	—	69	12

Subtotal (1)	1,775	5,194	3,668
Adjustments to DAC, PVFP, sales inducements and benefit reserves	(952)	(3,451)	(1,611)
Income taxes, net	(190)	(583)	(711)

Net unrealized investment gains (losses)	633	1,160	1,346
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	38	75	84

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$595	$1,085	$1,262

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Beginning balance	$1,085	$1,262	$1,254
Cumulative effect of changes in accounting:
Stranded tax effects	189	—	—
Recognition and measurement of financial assets and liabilities, net of taxes of $18, $— and $—	(25)	—	—

Total cumulative effect of changes in accounting	164	—	—

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(3,327)	1,683	626
Adjustment to DAC (1)	1,182	(1,000)	(499)
Adjustment to PVFP	69	(33)	(5)
Adjustment to sales inducements	34	(4)	(16)
Adjustment to benefit reserves	1,208	(803)	(21)
Provision for income taxes	181	73	(31)

Change in unrealized gains (losses) on investment securities	(653)	(84)	54
Reclassification adjustments to net investment (gains) losses, net of taxes of $5, $55 and $31	(18)	(102)	(57)

Change in net unrealized investment gains (losses)	(671)	(186)	(3)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(17)	(9)	(11)

Ending balance	$595	$1,085	$1,262

(1)	See note 6 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

(d) Fixed Maturity and Equity Securities

As of December 31, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other- than- temporarily impaired	Other- than- temporarily impaired	Not other- than- temporarily impaired	Other- than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,175	$473	$—	$(17)	$—	$4,631
State and political subdivisions	2,406	168	—	(22)	—	2,552
Non-U.S. government	2,345	72	—	(24)	—	2,393
U.S. corporate:
Utilities	4,439	331	—	(95)	—	4,675
Energy	2,382	101	—	(64)	—	2,419
Finance and insurance	6,705	249	—	(132)	—	6,822
Consumer—non-cyclical	4,891	294	—	(137)	—	5,048
Technology and communications	2,823	110	—	(78)	—	2,855
Industrial	1,230	41	—	(33)	—	1,238
Capital goods	2,277	165	—	(51)	—	2,391
Consumer—cyclical	1,592	53	—	(48)	—	1,597
Transportation	1,283	78	—	(41)	—	1,320
Other	376	24	—	(3)	—	397

Total U.S. corporate	27,998	1,446	—	(682)	—	28,762

Non-U.S. corporate:
Utilities	1,056	17	—	(32)	—	1,041
Energy	1,320	72	—	(23)	—	1,369
Finance and insurance	2,391	72	—	(40)	—	2,423
Consumer—non-cyclical	756	8	—	(25)	—	739
Technology and communications	1,168	23	—	(26)	—	1,165
Industrial	926	36	—	(17)	—	945
Capital goods	615	10	—	(10)	—	615
Consumer—cyclical	532	1	—	(13)	—	520
Transportation	689	46	—	(15)	—	720
Other	2,218	105	—	(23)	—	2,300

Total non-U.S. corporate	11,671	390	—	(224)	—	11,837

Residential mortgage-backed	2,888	160	13	(17)	—	3,044
Commercial mortgage-backed	3,054	43	—	(81)	—	3,016
Other asset-backed	3,444	10	1	(29)	—	3,426

Total available-for-sale fixed maturity securities	$57,981	$2,762	$14	$(1,096)	$—	$59,661

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2018:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$545	$(8)	17	$161	$(9)	26	$706	$(17)	43
State and political subdivisions	371	(10)	63	233	(12)	57	604	(22)	120
Non-U.S. government	261	(7)	51	508	(17)	35	769	(24)	86
U.S. corporate	9,975	(472)	1,342	2,449	(210)	365	12,424	(682)	1,707
Non-U.S. corporate	4,172	(150)	614	1,274	(74)	209	5,446	(224)	823
Residential mortgage-backed	363	(6)	57	579	(11)	96	942	(17)	153
Commercial mortgage-backed	758	(19)	115	870	(62)	130	1,628	(81)	245
Other asset-backed	1,597	(23)	326	604	(6)	137	2,201	(29)	463

Total for fixed maturity securities in an unrealized loss position	$18,042	$(695)	2,585	$6,678	$(401)	1,055	$24,720	$(1,096)	3,640

% Below cost:
<20% Below cost	$18,008	$(685)	2,581	$6,624	$(383)	1,045	$24,632	$(1,068)	3,626
20%-50% Below cost	34	(10)	4	54	(18)	10	88	(28)	14

Total for fixed maturity securities in an unrealized loss position	$18,042	$(695)	2,585	$6,678	$(401)	1,055	$24,720	$(1,096)	3,640

Investment grade	$16,726	$(615)	2,393	$6,508	$(379)	1,024	$23,234	$(994)	3,417
Below investment grade	1,316	(80)	192	170	(22)	31	1,486	(102)	223

Total for fixed maturity securities in an unrealized loss position	$18,042	$(695)	2,585	$6,678	$(401)	1,055	$24,720	$(1,096)	3,640

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2018:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$1,246	$(61)	173	$343	$(34)	60	$1,589	$(95)	233
Energy	944	(47)	135	152	(17)	23	1,096	(64)	158
Finance and insurance	2,393	(92)	326	688	(40)	95	3,081	(132)	421
Consumer—non-cyclical	1,826	(101)	203	389	(36)	55	2,215	(137)	258
Technology and communications	1,135	(51)	152	263	(27)	34	1,398	(78)	186
Industrial	506	(27)	63	74	(6)	13	580	(33)	76
Capital goods	704	(31)	103	184	(20)	27	888	(51)	130
Consumer—cyclical	738	(35)	123	162	(13)	26	900	(48)	149
Transportation	435	(25)	60	179	(16)	31	614	(41)	91
Other	48	(2)	4	15	(1)	1	63	(3)	5

Subtotal, U.S. corporate securities	9,975	(472)	1,342	2,449	(210)	365	12,424	(682)	1,707

Non-U.S. corporate:
Utilities	404	(19)	58	173	(13)	24	577	(32)	82
Energy	439	(15)	64	136	(8)	20	575	(23)	84
Finance and insurance	899	(25)	151	294	(15)	52	1,193	(40)	203
Consumer—non-cyclical	377	(16)	51	102	(9)	14	479	(25)	65
Technology and communications	611	(24)	75	50	(2)	12	661	(26)	87
Industrial	275	(11)	48	72	(6)	8	347	(17)	56
Capital goods	226	(7)	27	69	(3)	13	295	(10)	40
Consumer—cyclical	268	(11)	42	117	(2)	19	385	(13)	61
Transportation	232	(7)	27	67	(8)	11	299	(15)	38
Other	441	(15)	71	194	(8)	36	635	(23)	107

Subtotal, non-U.S. corporate securities	4,172	(150)	614	1,274	(74)	209	5,446	(224)	823

Total for corporate securities in an unrealized loss position	$14,147	$(622)	1,956	$3,723	$(284)	574	$17,870	$(906)	2,530

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The scheduled maturity distribution of fixed maturity securities as of December 31, 2018 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,863	$1,874
Due after one year through five years	10,851	10,952
Due after five years through ten years	12,438	12,463
Due after ten years	23,443	24,886

Subtotal	48,595	50,175
Residential mortgage-backed	2,888	3,044
Commercial mortgage-backed	3,054	3,016
Other asset-backed	3,444	3,426

Total	$57,981	$59,661

As of December 31, 2018, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 24%, 14% and 14%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of December 31, 2018, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2018 and 2017, securities of $43 million were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of principal payments, amortization and allowance for loan losses.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2018		2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,463	37%	$2,239	35%
Industrial	1,659	25	1,628	26
Office	1,548	23	1,510	24
Apartments	495	7	478	8
Mixed use	254	4	223	3
Other	281	4	275	4

Subtotal	6,700	100%	6,353	100%

Unamortized balance of loan origination fees and costs	(4)		(3)
Allowance for losses	(9)		(9)

Total	$6,687		$6,341

	2018		2017
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,709	26%	$1,625	26%
Pacific	1,684	25	1,622	26
Middle Atlantic	950	14	927	14
Mountain	667	10	556	9
West North Central	470	7	446	7
East North Central	405	6	394	6
West South Central	364	6	336	5
New England	228	3	239	4
East South Central	223	3	208	3

Subtotal	6,700	100%	6,353	100%

Unamortized balance of loan origination fees and costs	(4)		(3)
Allowance for losses	(9)		(9)

Total	$6,687		$6,341

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following tables set forth the aging of past due commercial mortgage loans by property type as of December 31:

	2018
(Amounts in millions)	31 -60 days past due	61 -90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$3	$—	$—	$3	$2,460	$2,463
Industrial	—	—	—	—	1,659	1,659
Office	—	—	3	3	1,545	1,548
Apartments	—	—	—	—	495	495
Mixed use	—	—	—	—	254	254
Other	—	—	—	—	281	281

Total recorded investment	$3	$—	$3	$6	$6,694	$6,700

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	2017
(Amounts in millions)	31 -60 days past due	61 -90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$5	$—	$—	$5	$2,234	$2,239
Industrial	—	—	—	—	1,628	1,628
Office	—	—	6	6	1,504	1,510
Apartments	—	—	—	—	478	478
Mixed use	—	—	—	—	223	223
Other	—	—	—	—	275	275

Total recorded investment	$5	$—	$6	$11	$6,342	$6,353

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of December 31, 2018 and 2017, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of December 31, 2018 and 2017.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of December 31, 2018 and 2017, our commercial mortgage loans greater than 90 days past due included one impaired loan. This loan had an appraised value in excess of the recorded investment and the current recorded investment of this loan is expected to be recoverable.

During the years ended December 31, 2018 and 2017, we modified or extended 2 and 10 commercial mortgage loans, respectively, with a total carrying value of $12 million and $27 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Allowance for credit losses:
Beginning balance	$9	$12	$15
Charge-offs	—	—	(6)
Recoveries	—	—	—
Provision	—	(3)	3

Ending balance	$9	$9	$12

Ending allowance for individually impaired loans	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$9	$9	$12

Recorded investment:
Ending balance	$6,700	$6,353	$6,125

Ending balance of individually impaired loans	$3	$6	$12

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,697	$6,347	$6,113

As of December 31, 2018 and 2017, we had one individually impaired loan within the office property type with a recorded investment and unpaid principal balance of $3 million and $6 million, respectively. As of December 31, 2016, we had one individually impaired loan within the industrial property type with a recorded investment of $12 million, an unpaid principal balance of $15 million and charge-offs of $3 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of December 31:

	2018
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$866	$565	$1,017	$15	$—	$2,463
Industrial	749	279	615	14	2	1,659
Office	585	373	588	2	—	1,548
Apartments	206	95	189	5	—	495
Mixed use	105	36	113	—	—	254
Other	43	78	160	—	—	281

Total recorded investment	$2,554	$1,426	$2,682	$36	$2	$6,700

% of total	38%	21%	40%	1%	—%	100%

Weighted-average debt service coverage ratio	2.42	2.04	1.59	1.38	0.88	2.00

(1)

Included a loan with a recorded investment of $2 million in good standing, where borrowers continued to make timely payments, with a loan-to-value of 105%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

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

(1)

Included a loan with a recorded investment of $2 million in good standing, where borrowers continued to make timely payments, with a loan-to-value of 102%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2018
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$43	$157	$448	$1,234	$581	$2,463
Industrial	22	75	233	653	676	1,659
Office	57	56	156	765	514	1,548
Apartments	4	24	104	168	195	495
Mixed use	3	19	51	80	101	254
Other	13	134	50	50	34	281

Total recorded investment	$142	$465	$1,042	$2,950	$2,101	$6,700

% of total	2%	7%	16%	44%	31%	100%

Weighted-average loan-to-value	57%	61%	62%	59%	42%	54%

	2017
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$43	$235	$301	$1,020	$640	$2,239
Industrial	23	61	174	700	670	1,628
Office	51	61	157	569	672	1,510
Apartments	—	17	77	191	193	478
Mixed use	2	4	26	86	105	223
Other	1	149	14	71	40	275

Total recorded investment	$120	$527	$749	$2,637	$2,320	$6,353

% of total	2%	8%	12%	42%	36%	100%

Weighted-average loan-to-value	55%	60%	58%	58%	42%	52%

As of December 31, 2018 and 2017, we did not have any floating rate commercial mortgage loans.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to securitization entities. See note 17 for additional information related to consolidated securitization entities.

(g) Limited Partnerships or Similar Entities

Limited partnerships are accounted for at fair value when our partnership interest is considered minor (generally less than 3% ownership in the limited partnerships) and we exercise no influence over operating and financial policies. If our ownership percentage exceeds that threshold, limited partnerships are accounted for

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

using the equity method of accounting. In applying either method, we use financial information provided by the investee generally on a one-to-three month lag. However, we consider whether an adjustment to the estimated fair value is necessary when the measurement date is not aligned with our reporting date.

Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of December 31, 2018 and 2017, the total carrying value of these investments was $394 million and $222 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

(5) Derivative Instruments

Our business activities routinely deal with fluctuations in interest rates, equity prices, currency exchange rates and other asset and liability prices. We use derivative instruments to mitigate or reduce certain of these risks. We have established policies for managing each of these risks, including prohibitions on derivatives market-making and other speculative derivatives activities. These policies require the use of derivative instruments in concert with other techniques to reduce or mitigate these risks. While we use derivatives to mitigate or reduce risks, certain derivatives do not meet the accounting requirements to be designated as hedging instruments and are denoted as “derivatives not designated as hedges” in the following disclosures. For derivatives that meet the accounting requirements to be designated as hedges, the following disclosures for these derivatives are denoted as “derivatives designated as hedges,” which include cash flow hedges.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	2018	2017	Balance sheet classification	2018	2017
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$42	$74	Other liabilities	$102	$25
Foreign currency swaps	Other invested assets	6	1	Other liabilities	—	—

Total cash flow hedges		48	75		102	25

Total derivatives designated as hedges		48	75		102	25

Derivatives not designated as hedges
Interest rate swaps in a foreign currency	Other invested assets	74	105	Other liabilities	—	—
Interest rate caps and floors	Other invested assets	7	—	Other liabilities	—	—
Foreign currency swaps	Other invested assets	—	11	Other liabilities	23	—
Equity index options	Other invested assets	39	80	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	—	Other liabilities	1	2
Other foreign currency contracts	Other invested assets	10	5	Other liabilities	42	20
GMWB embedded derivatives	Reinsurance recoverable (1)	20	14	Policyholder account balances (2)	337	250
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	389	419
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	12	14

Total derivatives not designated as hedges		150	215		804	705

Total derivatives		$198	$290		$906	$730

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

(Notional in millions)	Measurement	December 31, 2017	Additions	Maturities/ terminations	December 31, 2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,155	$1,645	$(2,876)	$9,924
Foreign currency swaps	Notional	22	58	—	80

Total cash flow hedges		11,177	1,703	(2,876)	10,004

Total derivatives designated as hedges		11,177	1,703	(2,876)	10,004

Derivatives not designated as hedges
Interest rate swaps	Notional	4,679	—	(5)	4,674
Interest rate swaps in a foreign currency	Notional	2,793	117	(345)	2,565
Interest rate caps and floors	Notional	—	2,810	(186)	2,624
Foreign currency swaps	Notional	349	133	(29)	453
Credit default swaps	Notional	39	—	(39)	—
Equity index options	Notional	2,420	2,848	(2,640)	2,628
Financial futures	Notional	1,283	5,377	(5,245)	1,415
Equity return swaps	Notional	96	3	(82)	17
Other foreign currency contracts	Notional	471	1,739	(1,130)	1,080

Total derivatives not designated as hedges		12,130	13,027	(9,701)	15,456

Total derivatives		$23,307	$14,730	$(12,577)	$25,460

(Number of policies)	Measurement	December 31, 2017	Additions	Maturities/ terminations	December 31, 2018
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	30,450	—	(2,564)	27,886
Fixed index annuity embedded derivatives	Policies	17,067	—	(603)	16,464
Indexed universal life embedded derivatives	Policies	985	—	(56)	929

Cash Flow Hedges

Certain derivative instruments are designated as cash flow hedges. The changes in fair value of these instruments are recorded as a component of OCI. We designate and account for the following as cash flow hedges when they have met the effectiveness requirements: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iv) forward starting interest rate swaps to hedge against changes in interest rates associated with future fixed rate bond purchases and/or interest income; and (v) other instruments to hedge the cash flows of various forecasted transactions.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2018:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income
Interest rate swaps hedging assets	$(261)	$153	Net investment income
Interest rate swaps hedging assets	—	9	Net investment gains (losses)
Interest rate swaps hedging liabilities	16	—	Interest expense
Foreign currency swaps	4	—	Net investment income

Total	$(241)	$162

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2017:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$96	$131	Net investment income	$2	Net investment gains (losses)
Interest rate swaps hedging assets	—	8	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(2)	—	Net investment income	—	Net investment gains (losses)

Total	$94	$139		$2

(1)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Derivatives qualifying as effective accounting hedges as of January 1	$2,065	$2,085	$2,045
Cumulative effect of changes in accounting:
Stranded tax effects	12	—	—
Changes to the hedge accounting model, net of deferred taxes of $(1), $— and $—	2	—	—

Total cumulative effect of changes in accounting	14	—	—

Current period increases (decreases) in fair value, net of deferred taxes of $50, $(56) and $(64)	(194)	38	120
Reclassification to net (income) loss, net of deferred taxes of $58, $81 and $43	(104)	(58)	(80)

Derivatives qualifying as effective accounting hedges as of December 31	$1,781	$2,065	$2,085

The total of derivatives designated as cash flow hedges of $1,781 million, net of taxes, recorded in stockholders’ equity as of December 31, 2018 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $109 million, net of taxes,

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the years ended December 31, 2018, 2017 and 2016, we reclassified $9 million, $6 million and $10 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring.

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

Years Ended December 31, 2018, 2017 and 2016

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2018	2017	2016	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps	$3	$4	$12	Net investment gains (losses)
Interest rate swaps in a foreign currency	(5)	70	28	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	—	—	(10)	Net investment gains (losses)
Foreign currency swaps	(37)	14	4	Net investment gains (losses)
Credit default swaps	—	—	1	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	—	7	18	Net investment gains (losses)
Equity index options	(34)	57	10	Net investment gains (losses)
Financial futures	26	(43)	(111)	Net investment gains (losses)
Equity return swaps	(5)	(22)	(1)	Net investment gains (losses)
Other foreign currency contracts	(26)	5	(4)	Net investment gains (losses)
GMWB embedded derivatives	(54)	78	76	Net investment gains (losses)
Fixed index annuity embedded derivatives	15	(84)	(22)	Net investment gains (losses)
Indexed universal life embedded derivatives	13	8	10	Net investment gains (losses)

Total derivatives not designated as hedges	$(104)	$94	$11

(1)	See note 17 for additional information related to consolidated securitization entities.

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

Years Ended December 31, 2018, 2017 and 2016

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2018			2017
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$185	$169	$16	$278	$47	$231
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	185	169	16	278	47	231
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(66)	(66)	—	(23)	(23)	—
Collateral received	(84)	—	(84)	(170)	—	(170)
Collateral pledged	—	(536)	536	—	(288)	288
Over collateralization	10	433	(423)	—	264	(264)

Net amount	$45	$—	$45	$85	$—	$85

(1)	Included $6 million and $2 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of December 31, 2018 and 2017, respectively.
(2)	Does not include amounts related to embedded derivatives and derivatives related to securitization entities as of December 31, 2018 and 2017.
(3)

Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, several of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. Beginning in 2018, we have renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements. If the provisions defined in these agreements had been triggered as of December 31, 2018 and 2017, we could have been allowed to claim $45 million and $85 million, respectively. There were no amounts that we would have been required to disburse as of December 31, 2018 and 2017. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements. As of December 31, 2018, no counterparties exercised their rights to terminate or revise the terms of their transactions with us.

Credit Derivatives

We previously sold protection under single name credit default swaps in combination with purchasing a security to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for single name reference entities followed the Credit Derivatives Physical Settlement Matrix published by the International Swaps and Derivatives Association. Under these terms, credit default triggers were defined as bankruptcy, failure to pay or restructuring, if applicable. Our maximum exposure

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

to credit loss equaled the notional value for credit default swaps. In the event of default for credit default swaps, we were typically required to pay the protection holder the full notional value less a recovery rate determined at auction. Our remaining single name credit default swaps matured during the third quarter of 2018.

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of December 31:

	2018			2017
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$39	$—	$—

Total credit default swaps on single name reference entities	$—	$—	$—	$39	$—	$—

(6) Deferred Acquisition Costs

The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Unamortized balance as of January 1	$3,999	$4,241	$4,569
Impact of foreign currency translation	(15)	12	3
Costs deferred	83	88	150
Amortization, net of interest accretion	(316)	(342)	(481)

Unamortized balance as of December 31	3,751	3,999	4,241
Accumulated effect of net unrealized investment (gains) losses	(488)	(1,670)	(670)

Balance as of December 31	$3,263	$2,329	$3,571

We regularly review DAC to determine if it is recoverable from future income. In 2018, 2017 and 2016, we performed loss recognition testing and determined that we had premium deficiencies in our fixed immediate annuity products. In 2016, as a result of our loss recognition testing we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization. In addition, as a result of our fixed immediate annuity loss recognition testing in 2018, 2017 and 2016, we increased our future policy benefit reserves and recognized expenses. See note 9 for additional information related to loss recognition testing on our fixed immediate annuity products. As of December 31, 2018, 2017 and 2016, we believe all of our other businesses had sufficient future income and therefore the related DAC was recoverable.

In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these shadow adjustments may reverse from period to period. As of December 31, 2018, due primarily to an increase in interest rates decreasing unrealized investment gains, we decreased the amount recorded in the accumulated effect of net unrealized gains, with an offsetting amount recorded in other comprehensive income (loss). As of December 31, 2017, due primarily to the decline in interest rates increasing unrealized investments gains, we reduced the DAC balance of our long-term care insurance business to zero, a cumulative decrease in the accumulated effect of net unrealized investment gains of approximately $1.3 billion out of the total $1.7 billion in the table above, with an offsetting amount recorded in other comprehensive income (loss). In addition, we increased our future policy benefit reserves in our long-term care insurance business by a cumulative amount of approximately $1.0 billion as of December 31, 2017, with an offsetting amount recorded in other comprehensive income (loss). There was no impact to net income (loss) in 2018, 2017 or 2016 related to our shadow accounting adjustments.

In the fourth quarter of 2016, as part of our annual review of assumptions, we increased DAC amortization in our universal and term universal life insurance products by $144 million reflecting updated assumptions primarily for mortality experience in older age populations, partially offset by updated assumptions related to future policy charges.

(7) Intangible Assets

The following table presents our intangible assets as of December 31:

	2018		2017
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,115	$(1,976)	$2,046	$(1,959)
Capitalized software	501	(410)	475	(384)
Deferred sales inducements to contractholders	318	(243)	280	(221)
Other	139	(110)	130	(81)

Total	$3,073	$(2,739)	$2,931	$(2,645)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2018, 2017 and 2016 was $75 million, $93 million and $17 million, respectively. Amortization expense related to deferred sales inducements of $22 million, $22 million and $21 million, respectively, for the years ended December 31, 2018, 2017 and 2016 was included in benefits and other changes in policy reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Present Value of Future Profits

The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Unamortized balance as of January 1	$187	$222	$205
Interest accreted at 5.60%, 5.38% and 5.15%	10	11	11
Amortization	(27)	(46)	6

Unamortized balance as of December 31	170	187	222
Accumulated effect of net unrealized investment (gains) losses	(31)	(100)	(67)

Balance as of December 31	$139	$87	$155

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2018, 2017 and 2016 we believe all of our businesses have sufficient future income and therefore the related PVFP is recoverable.

The percentage of the December 31, 2018 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2019	5.5%
2020	5.3%
2021	4.9%
2022	4.6%
2023	4.2%

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

As of December 31, 2018, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

We have several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC in-force blocks of structured settlements issued prior to 2004, substantially all of our in-force blocks of variable annuities issued prior to 2004 and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company USA, now known as Brighthouse Life Insurance Company. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2018 and 2017, we had a reinsurance recoverable of $13,975 million and $14,255 million, respectively, associated with those Reinsurance Transactions.

To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, General Electric Company (“GE”) is obligated to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) at not less than 150% of its company action level, as defined by the National Association of Insurance Commissioners (“NAIC”).

Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We have pledged fixed maturity securities and commercial mortgage loans of $10,400 million and $870 million, respectively, as of December 31, 2018 and $10,319 million and $835 million, respectively, as of December 31, 2017 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2018	2017	2016
Direct life insurance in-force	$594,472	$625,710	$658,931
Amounts assumed from other companies	729	793	861
Amounts ceded to other companies (1)	(537,590)	(562,463)	(491,466)

Net life insurance in-force	$57,611	$64,040	$168,326

Percentage of amount assumed to net	1%	1%	—%

(1)	Includes amounts accounted for under the deposit method.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2018	2017	2016	2018	2017	2016
Direct:
Life insurance	$881	$929	$977	$881	$929	$978
Accident and health insurance	2,775	2,732	2,786	2,800	2,756	2,816
Mortgage insurance	1,586	1,571	1,641	1,719	1,154	1,561

Total direct	5,242	5,232	5,404	5,400	4,839	5,355

Assumed:
Life insurance	1	38	35	1	38	35
Accident and health insurance	328	337	331	332	341	335
Mortgage insurance	7	7	6	11	2	12

Total assumed	336	382	372	344	381	382

Ceded:
Life insurance	(576)	(538)	(856)	(576)	(538)	(856)
Accident and health insurance	(566)	(596)	(629)	(571)	(604)	(638)
Mortgage insurance	(85)	(74)	(83)	(78)	(74)	(83)

Total ceded	(1,227)	(1,208)	(1,568)	(1,225)	(1,216)	(1,577)

Net premiums	$4,351	$4,406	$4,208	$4,519	$4,004	$4,160

Percentage of amount assumed to net				8%	10%	9%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,696 million, $2,788 million and $3,008 million during 2018, 2017 and 2016, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

(9) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption		Interest rate assumption	2018	2017
Long-term care insurance contracts	(a	)	3.75% - 7.50%	$23,496	$23,332
Structured settlements with life contingencies	(b	)	1.00% - 8.00%	8,576	8,724
Annuity contracts with life contingencies	(b	)	1.00% - 8.00%	3,238	3,723
Traditional life insurance contracts	(c	)	3.00% - 7.50%	2,300	2,387
Supplementary contracts with life contingencies	(b	)	1.00% - 8.00%	329	303
Accident and health insurance contracts	(d	)	3.50% - 6.00%	1	3

Total future policy benefits				$37,940	$38,472

(a)	The 1983 Individual Annuitant Mortality Table or the 2000 U.S. Annuity Table, or the 1983 Group Annuitant Mortality Table or the 1994 Group Annuitant Mortality Table and company experience.
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

We regularly review our assumptions and perform loss recognition testing at least annually. In 2018, 2017 and 2016, we performed loss recognition testing and determined that we had premium deficiencies in our fixed immediate annuity products. In 2016, we wrote off the entire DAC balance for our fixed immediate annuity products as discussed in note 6. In addition, primarily as a result of our fixed immediate annuity loss recognition testing in 2018 and 2017, we increased our future policy benefit reserves by $22 million and $89 million, respectively. The premium deficiencies were primarily driven by the low interest rate environment and updated assumptions to future policy charges. The liability for future policy benefits for our fixed immediate annuity products represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could result in further increases in the related future policy benefit reserves for these products.

Our long-term care insurance products are among the products tested in connection with our annual loss recognition testing. The 2018 and 2017 tests did not result in a premium deficiency and therefore our liability for future policy benefits was sufficient. The liability for future policy benefits for our long-term care insurance business represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant and result in further increases in the related future policy benefit reserves for this business by an amount that could be material to our results of operations and financial condition and liquidity.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

As of December 31, 2018 and 2017, we accrued future policy benefit reserves of $110 million and $102 million, respectively, in our consolidated balance sheets for profits followed by losses in our long-term care insurance business. As a result of the completion of our annual review of our claim reserves and loss recognition testing in the fourth quarter of 2018, reflecting the establishment of higher initial claim liabilities and current estimates of future in-force rate actions, as well as other factors, we have a new projected reserve pattern. As a result of the change in our expected reserve pattern, the updated forecast now projects a decrease in the present value of both expected future losses and profits, even though the total loss recognition testing margin was relatively consistent with 2017. The present value of expected losses was approximately $1.1 billion and $2.8 billion as of December 31, 2018 and 2017, respectively. As of December 31, 2018, we estimate a factor of approximately 76% of those profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods. In 2017, we estimated a factor of approximately 83% to ratably accrue additional future policy benefits. The decrease in the factor is largely driven by the updated profit pattern from the changes in assumptions and methodologies from our annual claims review completed in the fourth quarter of 2018 as well as updates to our future in-force rate actions. There may be future adjustments to this estimate reflecting any variety of new and adverse trends that could result in increases to future policy benefit reserves for our profits followed by losses accrual, and such future increases could possibly be material to our results of operations and financial condition and liquidity.

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2018	2017
Annuity contracts	$10,744	$12,272
Funding agreements and FABNs	381	260
Structured settlements without life contingencies	1,329	1,451
Supplementary contracts without life contingencies	636	677
Other	15	15

Total investment contracts	13,105	14,675
Universal and term universal life insurance contracts	9,863	9,520

Total policyholder account balances	$22,968	$24,195

In the fourth quarter of 2018, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $119 million for our universal and term universal life insurance products due principally to lower expected growth in interest rates and emerging mortality experience primarily in our term universal life insurance product. In the fourth quarter of 2017, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $70 million for our universal and term universal life insurance products driven mostly by emerging mortality experience and from prolonged low interest rates.

Certain of our U.S. life insurance companies are members of the Federal Home Loan Bank (the “FHLB”) system in their respective regions. As of December 31, 2018 and 2017, we held $50 million and $37 million, respectively, of FHLB common stock related to those memberships which was included in equity securities. We have outstanding funding agreements with the FHLBs and a $28 million letter of credit related to one FHLB which has not been drawn upon. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. As of December 31, 2018 and 2017, these funding agreements and the letter of credit were collateralized by fixed maturity securities with a fair value of $785 million and $388 million, respectively. The amount of funding agreements outstanding with the FHLBs was $594 million and $280 million, respectively, as of December 31, 2018 and 2017 which was included in policyholder account balances. Included in the amount of funding agreements outstanding with the FHLBs as of December 31, 2018 and 2017, are FHLB agreements entered into by our universal life insurance business of $213 million and $20 million, respectively, which were included in universal and term universal life insurance contracts in the table above.

Certain Non-traditional Long-Duration Contracts

The following table sets forth information about our variable annuity products with death and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2018	2017
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$1,937	$2,365
Net amount at risk	$3	$2
Average attained age of contractholders	75	74
Enhanced death benefits (ratchet, rollup) account value	$1,969	$2,489
Net amount at risk	$207	$114
Average attained age of contractholders	75	74
Account values with living benefit guarantees:
GMWBs	$2,105	$2,671
Guaranteed annuitization benefits	$995	$1,198

Variable annuity contracts may contain more than one death or living benefit; therefore, the amounts listed above are not mutually exclusive. Substantially all of our variable annuity contracts have some form of GMDB.

As of December 31, 2018 and 2017, our total liability associated with variable annuity contracts with minimum guarantees was approximately $4,642 million and $5,577 million, respectively. Account value decreased from 2017 principally driven by unfavorable equity market performance and the continued runoff of these products. The liability, net of reinsurance, for our variable annuity contracts with GMDB and guaranteed annuitization benefits was $110 million and $94 million as of December 31, 2018 and 2017, respectively.

The contracts underlying the lifetime benefits such as GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, or the protected value, is greater than the account value. As of December 31, 2018 and 2017, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $888 million and $645 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Account balances of variable annuity contracts with death or living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2018	2017
Balanced funds	$2,414	$2,998
Equity funds	1,003	1,262
Bond funds	399	498
Money market funds	80	85

Total	$3,896	$4,843

(10) Liability for Policy and Contract Claims

The following table sets forth our liability for policy and contract claims as of December 31:

(Amounts in millions)	2018	2017
Liability for policy and contract claims for insurance lines other than short-duration contracts:
Long-term care insurance	$9,516	$8,548
Life insurance	243	244
Fixed annuities	23	24
Runoff	14	11

Total	9,796	8,827

Liability for policy and contract claims, net of reinsurance, related to short-duration contracts:
U.S. Mortgage Insurance segment	296	454
Australia Mortgage Insurance segment	196	218
Canada Mortgage Insurance segment	84	87
Other mortgage insurance businesses	7	7

Total	583	766

Reinsurance recoverable on unpaid claims related to short-duration contracts:
U.S. Mortgage Insurance segment	—	1

Total	—	1

Total liability for policy and contract claims	$10,379	$9,594

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

Years Ended December 31, 2018, 2017 and 2016

Long-term care insurance

The following table sets forth changes in the liability for policy and contract claims for our long-term care insurance business for the dates indicated:

(Amounts in millions)	2018	2017	2016
Beginning balance as of January 1	$8,548	$8,034	$6,749
Less reinsurance recoverables	(2,292)	(2,310)	(2,055)

Net balance as of January 1	6,256	5,724	4,694

Incurred related to insured events of:
Current year	2,548	2,234	2,066
Prior years	130	(183)	377

Total incurred	2,678	2,051	2,443

Paid related to insured events of:
Current year	(201)	(176)	(166)
Prior years	(1,814)	(1,644)	(1,506)

Total paid	(2,015)	(1,820)	(1,672)

Interest on liability for policy and contract claims	335	301	259

Net balance as of December 31	7,254	6,256	5,724
Add reinsurance recoverables	2,262	2,292	2,310

Ending balance as of December 31	$9,516	$8,548	$8,034

In 2018, the liability for policy and contract claims increased $968 million in our long-term care insurance business largely from the seasoning of the block as well as the completion of our annual review of assumptions and methodologies in the fourth quarter of 2018 which increased reserves by $308 million and increased reinsurance recoverables by $17 million. Based on this review, we updated several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions. In connection with updating our benefit utilization rate assumption, we increased later duration utilization assumptions for claims with lifetime benefits. The increase was also attributable to higher severity and frequency of new claims and higher utilization of available benefits in 2018.

In 2018, the incurred amount of $130 million related to insured events of prior years increased largely as a result of the completion of our annual review of our long-term care insurance claim reserves, as described above, which resulted in recording higher reserves of $231 million, net of reinsurance recoverables of $18 million.

In 2017, the favorable development of $183 million related to insured events of prior years was primarily attributable to favorable claim terminations, including pending claims that terminate before becoming an active claim.

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

Years Ended December 31, 2018, 2017 and 2016

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

U.S. Mortgage Insurance segment

The following table sets forth information about incurred claims, net of reinsurance, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our U.S. Mortgage Insurance segment as of December 31, 2018. The information about the incurred claims development for the years ended December 31, 2009 to 2017 and the historical reported delinquencies as of December 31, 2017 and prior are presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses, net of reinsurance										Total of Incurred-But- Not-Reported liabilities including expected development on reported claims as of December 31, 2018	Number of reported delinquencies (2)
(Dollar amounts in millions)	For the years ended December 31,
Accident year (1)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
2009	$1,341	$1,697	$1,762	$1,755	$1,752	$1,782	$1,792	$1,799	$1,802	$1,803	$—	151,948
2010	—	977	1,157	1,139	1,146	1,165	1,173	1,173	1,174	1,174	—	90,403
2011	—	—	910	931	913	929	938	939	939	939	—	69,155
2012	—	—	—	718	675	671	673	671	668	667	—	48,392
2013	—	—	—	—	475	407	392	387	384	382	—	34,187
2014	—	—	—	—	—	328	288	269	261	259	—	26,434
2015	—	—	—	—	—	—	235	208	187	181	—	21,372
2016	—	—	—	—	—	—	—	198	160	138	1	18,427
2017	—	—	—	—	—	—	—	—	171	121	2	18,087
2018	—	—	—	—	—	—	—	—	—	117	16	11,269

							Total incurred			$5,781

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)	Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table sets forth paid claims development, net of reinsurance, for our U.S. Mortgage Insurance segment for the year ended December 31, 2018. The information about paid claims development for the years ended December 31, 2009 to 2017, is presented as supplementary information.

(Amounts in millions)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
Accident year (1)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
2009	$285	$940	$1,245	$1,434	$1,556	$1,638	$1,709	$1,753	$1,777	$1,794
2010	—	140	567	844	973	1,049	1,109	1,139	1,158	1,167
2011	—	—	65	497	722	816	874	906	927	935
2012	—	—	—	92	391	532	602	634	650	658
2013	—	—	—	—	44	202	297	340	362	372
2014	—	—	—	—	—	22	127	195	233	247
2015	—	—	—	—	—	—	12	85	145	167
2016	—	—	—	—	—	—	—	10	64	110
2017	—	—	—	—	—	—	—	—	6	46
2018	—	—	—	—	—	—	—	—	—	3

							Total paid			$5,499

							Total incurred			$5,781
							Total paid			5,499
		All outstanding liabilities before 2009, net of reinsurance								14

		Liability for policy and contract claims, net of reinsurance								$296

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.

The following table sets forth our average payout of incurred claims by age for our U.S. Mortgage Insurance segment as of December 31, 2018:

	Average annual percentage payout of incurred claims, net of reinsurance, by age
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	9.0%	39.7%	25.5%	11.4%	6.0%	3.6%	2.5%	1.7%	1.1%	0.8%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Canada Mortgage Insurance segment

The following table sets forth information about incurred claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our Canada Mortgage Insurance segment as of December 31, 2018. The information about the incurred claims development for the years ended December 31, 2009 to 2017 and the historical reported delinquencies as of December 31, 2017 and prior are presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses										Total of Incurred-But- Not-Reported liabilities including expected development on reported claims as of December 31, 2018 (3)	Number of reported delinquencies (4)
(Dollar amounts in millions) (1)	For the years ended December 31,
Accident year (2)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
2009	$153	$171	$193	$196	$199	$198	$198	$197	$197	$197	$—	6,702
2010	—	137	151	169	171	170	169	170	169	169	—	6,601
2011	—	—	134	151	153	153	152	151	150	150	—	5,707
2012	—	—	—	112	111	110	110	109	109	108	—	5,316
2013	—	—	—	—	103	100	98	98	98	97	—	4,949
2014	—	—	—	—	—	92	88	86	86	85	—	4,948
2015	—	—	—	—	—	—	103	92	88	87	—	4,626
2016	—	—	—	—	—	—	—	121	105	94	—	5,133
2017	—	—	—	—	—	—	—	—	78	84	—	3,785
2018	—	—	—	—	—	—	—	—	—	85	24	3,688

							Total incurred			$1,156

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 2018.
(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(3)	Incurred-but-not-reported liabilities exist only relative to the year 2018 as lenders are required to report losses after three consecutive monthly mortgage payments have been missed by the borrower.
(4)	Represents reported delinquencies as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table sets forth paid claims development, for our Canada Mortgage Insurance segment for the year ended December 31, 2018. The information about paid claims development for the years ended December 31, 2009 to 2017, is presented as supplementary information.

(Amounts in millions) (1)	Cumulative paid claims and allocated claim adjustment expenses
Accident year (2)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
2009	$24	$128	$187	$196	$197	$198	$197	$197	$197	$197
2010	—	28	124	166	170	169	169	169	169	169
2011	—	—	37	135	152	152	151	151	150	150
2012	—	—	—	24	100	107	108	108	108	107
2013	—	—	—	—	25	88	96	98	98	97
2014	—	—	—	—	—	17	73	83	85	85
2015	—	—	—	—	—	—	19	74	87	87
2016	—	—	—	—	—	—	—	17	81	91
2017	—	—	—	—	—	—	—	—	12	61
2018	—	—	—	—	—	—	—	—	—	15

							Total paid			$1,059

							Total incurred			$1,156
							Total paid			1,059
							Other (3)			(13)
				All outstanding liabilities before 2009						—

				Liability for policy and contract claims						$84

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 2018.
(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(3)

Includes the portion of the borrower recovery accrual that corresponds to loss reserves and is recognized as a reduction to losses incurred that we anticipate receiving in the future once the claims have been settled, foreign currency translation and differences in accounting basis under local Canadian International Financial Reporting Standards.

The following table sets forth our average payout of incurred claims by age for our Canada Mortgage Insurance segment as of December 31, 2018:

	Average annual percentage payout of incurred claims, by age
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	19.4%	63.0%	14.7%	1.7%	(0.1)%	(0.2)%	(0.7)%	— %	— %	— %

Australia Mortgage Insurance segment

The following table sets forth information about incurred claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our Australia Mortgage Insurance segment as of December 31, 2018. The information about the incurred claims development for the years ended December 31,

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

2009 to 2017 and the historical reported delinquencies as of December 31, 2017 and prior are presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses										Total of Incurred-But- Not-Reported liabilities including expected development on reported claims as of December 31, 2018	Number of reported delinquencies (3)
(Dollar amounts in millions) (1)	For the years ended December 31,
Accident year (2)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
2009	$68	$117	$113	$133	$131	$131	$130	$131	$131	$131	$—	2,389
2010	—	56	110	143	143	141	141	139	139	139	—	2,342
2011	—	—	77	147	143	137	135	133	133	132	—	2,339
2012	—	—	—	73	116	102	98	95	94	95	—	1,896
2013	—	—	—	—	69	90	77	70	67	67	—	1,540
2014	—	—	—	—	—	65	91	77	72	70	—	1,433
2015	—	—	—	—	—	—	76	114	96	93	1	1,549
2016	—	—	—	—	—	—	—	105	140	125	3	2,183
2017	—	—	—	—	—	—	—	—	100	135	14	3,342
2018	—	—	—	—	—	—	—	—	—	96	33	3,215

							Total incurred			$1,083

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 2018.
(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(3)	Represents outstanding delinquencies plus paid claims as of December 31, 2018 for each respective accident year.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table sets forth paid claims development, for our Australia Mortgage Insurance segment for the year ended December 31, 2018. The information about paid claims development for the years ended December 31, 2009 to December 31, 2017, is presented as supplementary information:

(Amounts in millions) (1)	Cumulative paid claims and allocated claim adjustment expenses
Accident year (2)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
2009	$13	$46	$77	$121	$129	$130	$130	$130	$131	$131
2010	—	6	32	113	134	137	138	139	139	139
2011	—	—	5	74	121	130	132	132	132	132
2012	—	—	—	12	67	86	91	92	93	94
2013	—	—	—	—	10	39	56	62	65	66
2014	—	—	—	—	—	6	28	51	64	67
2015	—	—	—	—	—	—	4	31	71	84
2016	—	—	—	—	—	—	—	7	56	93
2017	—	—	—	—	—	—	—	—	10	54
2018	—	—	—	—	—	—	—	—	—	12

								Total paid		$872

								Total incurred		$1,083
								Total paid		872
								Other (3)		(15)
						All outstanding liabilities before 2009				—

						Liability for policy and contract claims				$196

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 2018.
(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(3)	Includes foreign currency translation.

The following table sets forth our average payout of incurred claims by age for our Australia Mortgage Insurance segment as of December 31, 2018:

	Average annual percentage payout of incurred claims, by age
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	8.6%	36.6%	33.7%	14.6%	3.1%	0.9%	0.5%	0.1%	0.2%	—%

(11) Employee Benefit Plans

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. As of December 31, 2018 and 2017, we recorded a liability related to these benefits of $11 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

In addition, certain employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these plans were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2018 and 2017, we recorded a liability related to these plans of $71 million and $77 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2018 and 2017, we recognized an increase of $6 million and a decrease of $5 million, respectively, in OCI.

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits would be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2018 and 2017, the accumulated postretirement benefit obligation associated with these benefits was $79 million and $89 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2018 and 2017, we recognized an increase of $10 million and $2 million, respectively, in OCI.

Our cost associated with our pension, retiree health and life insurance benefit plans was $22 million, $21 million and $18 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. In 2016, we matched these contributions, which vest immediately, up to 6% of the employee’s pay. Beginning January 1, 2017, we made matching contributions equal to 100% of the first 4% of pay deferred by an employee and 50% of the next 2% of pay deferred by an employee so that our matching contribution did not exceed 5% of an employee’s pay. Employees hired on or after January 1, 2011 do not vest immediately in Genworth matching contributions but fully vest in the matching contributions after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2018 and 2017 in relation to this plan option was less than $1 million for each year. Employees also have the option of purchasing a fund which invests primarily in Genworth stock as part of the defined contribution savings plan. Our cost associated with these plans was $12 million, $11 million and $13 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(c) Health and Welfare Benefits for Active Employees

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance, among others. Our long-term care insurance is provided through our group long-term care insurance products. The premiums recorded by this business related to these benefits were insignificant during 2018, 2017 and 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

(12) Borrowings and Other Financings

(a) Short-Term Borrowings

Revolving Credit Facility

On September 29, 2017, Genworth MI Canada Inc. “(Genworth Canada”), our majority-owned subsidiary, entered into a CAD$200 million syndicated senior unsecured revolving credit facility, which was originally set to mature on September 29, 2022. On October 26, 2018, Genworth Canada amended its credit agreement whereby the syndicated senior unsecured revolving credit facility was increased from CAD$200 million to CAD$300 million. The maturity date was extended to September 29, 2023. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the amended credit agreement. The credit facility includes customary representations, warranties, covenants, terms and conditions. As of December 31, 2018, there was no amount outstanding under Genworth Canada’s credit facility and all of the covenants were fully met.

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2018	2017
Genworth Holdings
Floating Rate Senior Secured Term Loan Facility, due 2023	$445	$—
6.52% Senior Notes, due 2018	—	597
7.70% Senior Notes, due 2020	397	397
7.20% Senior Notes, due 2021	381	381
7.625% Senior Notes, due 2021	703	704
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	3,620	3,773
Bond consent fees	(32)	(33)
Deferred borrowing charges	(21)	(16)

Total Genworth Holdings	3,567	3,724

Canada
5.68% Senior Notes, due 2020	202	219
4.24% Senior Notes, due 2024	117	128

Subtotal	319	347
Deferred borrowing charges	(1)	(1)

Total Canada	318	346

Australia
Floating Rate Junior Subordinated Notes, due 2025	141	156
Deferred borrowing charges	(1)	(2)

Total Australia	140	154

Total	$4,025	$4,224

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Genworth Holdings

Secured Term Loan Facility

On March 7, 2018, Genworth Holdings entered into a $450 million senior secured term loan facility (“Term Loan”), which matures in March 2023 and was issued at a 0.5% discount. Principal payments under the agreement are due quarterly, which commenced on June 30, 2018, and are payable in equal amounts of 0.25% per quarter of the original principal amount with the remaining balance due at maturity. At our option, the Term Loan will bear interest at either an adjusted London Interbank Offered Rate (“LIBOR”) no lower than 1.0% plus a margin of 4.5% per annum or an alternate base rate plus a margin of 3.5% per annum. The interest rate on the Term Loan as of December 31, 2018 was 7.0%. We incurred $7 million of borrowing costs that were deferred. The Term Loan is unconditionally guaranteed by Genworth Financial, and Genworth Financial International Holdings, LLC (“GFIH”) has provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which is secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. GFIH is our indirect wholly-owned subsidiary and owns approximately 40.5% of the outstanding common stock of Genworth Canada. The Term Loan is subject to other terms and conditions, including but not limited to: voluntary prepayments subject to prepayment penalties, mandatory prepayments in the event of certain asset sales or the incurrence of further indebtedness by Genworth Financial and various financial covenants.

Long-Term Senior Notes

As of December 31, 2018, Genworth Holdings had outstanding six series of fixed rate senior notes with varying interest rates between 4.80% and 7.70% and maturity dates between 2020 and 2034. The senior notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all of its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. We have the option to redeem all or a portion of each series of senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

On October 3, 2018, Genworth Holdings received the requisite consents, pursuant to a solicitation of consents (the “Consent Solicitation”), to amend the indenture dated as of June 15, 2004, by and between Genworth Holdings and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as successor to JP Morgan Chase Bank, N.A., as amended and supplemented from time to time (as so amended and supplemented, the “Senior Notes Indenture”). Genworth Holdings, Genworth Financial, as guarantor, and the Trustee entered into Supplemental Indenture No. 13 to the Senior Notes Indenture that amended the Senior Notes Indenture to clarify that Genworth Life and Annuity Insurance Company (“GLAIC”) and the subsidiaries of Genworth Life Insurance Company (“GLIC”), GLAIC and Genworth Life Insurance Company of New York (“GLICNY”) are excluded from the class of subsidiaries for which a bankruptcy, insolvency or other similar proceeding would result in an event of default under the Senior Notes Indenture.

The amendments to the Senior Notes Indenture became operative on October 4, 2018 upon the payment of the applicable consent fees payable under the terms of the Consent Solicitation. We paid total fees related to the

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Consent Solicitation of $11 million, including bond consent fees of $5 million, which were deferred, as well as broker, advisor and investment banking fees of $6 million, which were expensed in the fourth quarter of 2018.

On May 22, 2018, Genworth Holdings redeemed $597 million of its 6.52% senior notes that were issued in May 2008 and matured in May 2018 (the “May 2018 senior notes”). A cash payment of $616 million comprising net proceeds of $441 million from the Term Loan and $175 million of existing cash on hand was used to fully redeem the principal and accrued interest balance of the May 2018 senior notes.

On March 18, 2016, Genworth Holdings received the requisite consents, pursuant to a solicitation of consents (the “2016 Consent Solicitation”), to amend the Senior Notes Indenture and the indenture dated as of November 14, 2006, by and between Genworth Holdings and the Trustee, as amended and supplemented from time to time (as so amended and supplemented, the “Subordinated Notes Indenture” and together with the Senior Notes Indenture, the “Indentures”). Genworth Holdings, Genworth Financial, as guarantor, and the Trustee entered into Supplemental Indenture No. 12 to the Senior Notes Indenture and the Third Supplemental Indenture to the Subordinated Notes Indenture (the “Supplemental Indentures”) that amended the Senior Notes Indenture and the Subordinated Notes Indenture, respectively, to (i) exclude GLIC and GLICNY from the event of default provisions of the Indentures (such amendment also previously excluded Brookfield Life and Annuity Insurance Company Limited (“BLAIC”) until it merged into GLIC in October 2016) and (ii) clarify that one or more transactions disposing of any or all of the Genworth Holdings’ long-term care and other life insurance businesses and assets (a “Life Sale”) would not constitute a disposition of “all or substantially all” of Genworth Holdings’ assets under the Indentures, provided that in order to rely on that clarification, the assets of our U.S. Mortgage Insurance segment would be contributed to Genworth Holdings and 80% of any Net Cash Proceeds, as defined in the Supplemental Indentures, to us from any Life Sale would be used to reduce outstanding indebtedness.

The Supplemental Indentures became operative on March 22, 2016 upon the payment of the applicable consent fees payable under the terms of the 2016 Consent Solicitation. We paid total fees related to the 2016 Consent Solicitation of approximately $61 million, including bond consent fees of $43 million, which were deferred, as well as broker, advisor and investment banking fees of $18 million, which were expensed in the first quarter of 2016.

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

Long-Term Junior Subordinated Notes

As of December 31, 2018, Genworth Holdings had outstanding floating rate junior notes having an aggregate principal amount of $598 million, with an annual interest rate equal to three-month LIBOR plus 2.0025% payable quarterly, until the notes mature in November 2066 (“2066 Notes”). Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to 10 years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

In connection with the issuance of the 2066 Notes, we entered into a Replacement Capital Covenant, whereby we agreed, for the benefit of holders of our 6.5% Senior Notes due 2034, that Genworth Holdings will not repay, redeem or repurchase all or any part of the 2066 Notes on or before November 15, 2046, unless such repayment, redemption or repurchase is made from the proceeds of the issuance of certain replacement capital securities and pursuant to the other terms and conditions set forth in the Replacement Capital Covenant.

Canada

As of December 31, 2018, Genworth Canada, our majority-owned subsidiary, had outstanding two series of fixed rate senior notes with interest rates of 5.68% and 4.24% and maturity dates of 2020 and 2024, respectively. The senior notes are redeemable at the option of Genworth Canada, in whole or in part, at any time.

Australia

As of December 31, 2018, Genworth Financial Mortgage Insurance Pty Limited, our majority-owned subsidiary, had outstanding one series of subordinated floating rate notes with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50% and maturity date of 2025.

(c) Non-Recourse Funding Obligations

As of December 31, 2018, Rivermont Life Insurance Company I (“Rivermont I”), our wholly-owned special purpose consolidated captive insurance subsidiary, had an outstanding floating rate subordinated note of $311 million, net of $4 million of deferred borrowing charges, due in 2050 with an interest rate based on one-month LIBOR that resets every 28 days plus a fixed margin. The balance on the surplus note as of December 31, 2017 was $310 million, net of $5 million of deferred borrowing charges. This surplus note has been deposited into a trust that has issued money market securities. Both principal and interest payments on the money market securities are guaranteed by a third-party insurance company. The holders of the money market securities cannot require repayment from us or Rivermont I, the direct issuer of the note. We have provided a limited guarantee to Rivermont I, where under adverse interest rate, mortality or lapse scenarios (or combination thereof), we may be required to provide additional funds to Rivermont I. GLAIC, our wholly-owned subsidiary, has agreed to indemnify Rivermont I and the third-party insurer for certain limited costs related to the issuance of these obligations.

Any payment of principal, including by redemption, or interest on the note may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

The weighted-average interest rates on the non-recourse funding obligations as of December 31, 2018 and 2017 were 4.49% and 3.54%, respectively.

(d) Liquidity

Principal amounts under our long-term borrowings (including senior notes) and non-recourse funding obligations by maturity were as follows as of December 31, 2018:

(Amounts in millions)	Amount
2019	$—
2020	599
2021	1,084
2022	—
2023 and thereafter (1)	2,712

Total	$4,395

(1)	Repayment of $315 million of our non-recourse funding obligations requires regulatory approval.

(e) Repurchase agreements and securities lending activity

Repurchase agreements

We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. In 2017, we repaid $75 million, the entire amount due at maturity related to this repurchase agreement.

Securities lending activity

Under our securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the value of the loaned securities. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities,

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

corporate debt securities and equity securities. As of December 31, 2018 and 2017, the fair value of securities loaned under our securities lending program in the United States was $99 million and $258 million, respectively. As of December 31, 2018 and 2017, the fair value of collateral held under our securities lending program in the United States was $102 million and $268 million, respectively, and the offsetting obligation to return collateral of $102 million and $268 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrowers in our securities lending program in the United States as of December 31, 2018 and 2017.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral because it is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. As of December 31, 2018 and 2017, the fair value of securities loaned under our securities lending program in Canada was $512 million and $382 million, respectively.

Risks associated with securities lending programs

Our securities lending programs expose us to liquidity risk if we did not have enough cash or collateral readily available to return to the counterparty when required to do so under the agreements. We manage this risk by regularly monitoring our available sources of cash and collateral to ensure we can meet short-term liquidity demands under normal and stressed scenarios.

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

Contractual maturity

The following tables present the remaining contractual maturity of the agreements as of December 31:

	2018
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Securities lending:
Fixed maturity securities:
Non-U.S. government	$11	$—	$—	$—	$11
U.S. corporate	67	—	—	—	67
Non-U.S. corporate	23	—	—	—	23

Subtotal, fixed maturity securities	101	—	—	—	101

Equity securities	1	—	—	—	1

Total securities lending	$102	$—	$—	$—	$102

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

	2017
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$72	$—	$—	$—	$72
Non-U.S. government	50	—	—	—	50
U.S. corporate	85	—	—	—	85
Non-U.S. corporate	56	—	—	—	56

Subtotal, fixed maturity securities	263	—	—	—	263

Equity securities	5	—	—	—	5

Total securities lending	$268	$—	$—	$—	$268

(13) Income Taxes

Income (loss) from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Domestic	$(63)	$397	$(283)
Foreign	511	332	603

Income from continuing operations before income taxes	$448	$729	$320

The total provision (benefit) for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Current federal income taxes	$11	$(32)	$55
Deferred federal income taxes	(18)	(274)	115

Total federal income taxes	(7)	(306)	170

Current state income taxes	1	1	1
Deferred state income taxes	—	6	2

Total state income taxes	1	7	3

Current foreign income taxes	134	192	183
Deferred foreign income taxes	23	(100)	2

Total foreign income taxes	157	92	185

Total provision (benefit) for income taxes	$151	$(207)	$358

Our current income tax receivable was $41 million as of December 31, 2018. Our current income tax payable was $28 million as of December 31, 2017.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Effect of foreign operations	7.7	—	(1.6)
Swaps terminated prior to the TCJA	5.1	—	—
Stock-based compensation	1.3	0.4	1.6
Valuation allowance	(1.7)	(35.4)	72.8
Net impact of repatriating foreign earnings	—	—	2.8
Other, net	(0.2)	1.5	1.3
TCJA, impact from change in rate	2.7	(21.1)	—
TCJA, impact from foreign operations	(2.2)	(8.8)	—

Effective rate	33.7%	(28.4)%	111.9%

For the year ended December 31, 2018, the increase in the effective rate compared to the year ended December 31, 2017 was primarily due to the impacts of tax reform in 2017 and a release of our valuation allowance in 2017 that did not recur. The 2018 effective tax rate also included the rate differential on our foreign subsidiaries, which are now taxed at a higher marginal rate than our U.S. businesses and tax expense related to gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income.

For the year ended December 31, 2017, the decrease in the effective tax rate was primarily related to changes in U.S. tax legislation under the TCJA. We released $258 million of our valuation allowance principally from the TCJA and improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance businesses. In addition, under the TCJA, corporate tax rates decreased which reduced the tax rate applied to the overall U.S. jurisdiction deferred tax assets. The decrease from the TCJA related to foreign operations was principally driven by the release of shareholder liability taxes, partially offset by higher taxes associated with the transition tax.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The components of our deferred income taxes were as follows as of December 31:

(Amounts in millions)	2018	2017
Assets:
Foreign tax credit carryforwards	$265	$603
Net operating loss carryforwards	298	499
State income taxes	326	347
Insurance reserves	706	146
Accrued commission and general expenses	116	127
Net unrealized losses on derivatives	10	—
Investments	5	27
Other	42	34

Gross deferred income tax assets	1,768	1,783
Valuation allowance	(334)	(363)

Total deferred income tax assets	1,434	1,420

Liabilities:
Net unrealized gains on investment securities	153	325
Net unrealized gains on derivatives	—	28
DAC	336	396
PVFP and other intangibles	52	38
Insurance reserves transition adjustment	149	134
Other	32	22

Total deferred income tax liabilities	722	943

Net deferred income tax asset	$712	$477

The above valuation allowances of $334 million and $363 million as of December 31, 2018 and 2017, respectively, related to state deferred tax assets, foreign net operating losses and, in 2017, a specific federal separate tax return net operating loss deferred tax asset. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance net operating loss (“NOL”) carryforwards.

U.S. federal NOL carryforwards amounted to $1,319 million as of December 31, 2018, and, if unused, will expire beginning in 2028. Foreign tax credit carryforwards amounted to $265 million as of December 31, 2018, and, if unused, will begin to expire in 2024.

We are in a three-year cumulative pre-tax income position in our U.S. jurisdiction as of December 31, 2018, however, we have been in a three-year cumulative loss position in recent years. A cumulative loss position is considered significant negative evidence in assessing the realizability of our deferred tax assets. Our ability to realize our net deferred tax asset of $712 million, which includes deferred tax assets related to NOL and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of the net operating losses and foreign tax credit carryforwards. This positive evidence includes the fact that: (i) we are currently in a cumulative three-year income position; (ii) our U.S. operating forecasts are profitable, which include: in-force premium rate increases and associated benefit reductions already obtained in our long-term care insurance business, favorable development in interest rates, improvements in business performance driven

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

mostly by our U.S. mortgage insurance business and favorable changes in U.S. tax legislation under the TCJA; and (iii) overall domestic losses that we have incurred are now, under the TCJA, allowed to be reclassified as foreign source income to the extent of 100% of domestic source income produced in subsequent years, and such resulting foreign source income, along with future projections of foreign source income, is sufficient to cover the foreign tax credits being carried forward. After consideration of all available evidence, we have concluded that it is more likely than not that our deferred tax assets, with the exception of certain foreign net operating losses and state deferred tax assets for which a valuation allowance has been established, will be realized. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance which could have a material impact on our consolidated financial statements in future periods.

As a consequence of our separation from GE and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post IPO periods. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE over the next five years on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $6 million, $7 million and $10 million for the years ended December 31, 2018, 2017 and 2016, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2018 and 2017, we have recorded the estimated present value of our remaining obligation to GE of $90 million and $119 million, respectively, as a liability in our consolidated balance sheets. Both our IPO-related deferred tax assets and our obligation to GE are estimates that are subject to change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2018	2017	2016
Balance as of January 1	$42	$34	$28
Tax positions related to the current period:
Gross additions	2	2	6
Gross reductions	(3)	(1)	—
Tax positions related to the prior years:
Gross additions	40	13	—
Gross reductions	(2)	(6)	—

Balance as of December 31	$79	$42	$34

The total amount of unrecognized tax benefits was $79 million as of December 31, 2018, which if recognized would affect the effective tax rate on continuing operations by $43 million.

We believe it is reasonably possible that in 2019 the unrecognized tax benefit could decrease up to approximately $62 million due to potential settlements and other administrative and statutory proceedings/limitations.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded less than $1 million of benefits, in each respective year, related to interest and penalties for 2018, 2017 and 2016.

Our companies have elected to file a single life/non-life consolidated return. All companies domesticated in the United States and our former Bermuda subsidiary, which elected to be taxed as a U.S. domestic company, are

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

included in the life/non-life consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. With possible exceptions, we are no longer subject to U.S. federal tax examinations for years through 2014. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. Our Australia mortgage insurance business is generally no longer subject to examinations by the Australian Tax Office (“ATO”) for years prior to 2013. In November 2017, the ATO completed a risk review of Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) for the years 2013-2015. The outcome of their review was a low risk rating for those years. The ATO is intending to carry out a Streamlined Assurance Review of Genworth Australia for the years 2016 and 2017. Our Canada mortgage insurance business generally is no longer subject to examination by Canadian Revenue Agency and provincial taxing authorities for years prior to 2013. There are no significant ongoing audits with respect to the U.S. or Canadian taxing authorities at this time.

Due to the complexities involved in accounting for the TCJA enacted in 2017, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 118, which required companies to include in its financial statements a reasonable estimate of the impact of the TCJA on earnings to the extent such reasonable estimate could be determined. For specific effects of the TCJA for which a reasonable estimate could not be made, SAB 118 allowed companies to continue to apply the tax law in effect before the enactment of the TCJA on December 22, 2017.

During 2018, as prescribed by SAB 118, we finalized our provisional estimates for all the changes in tax law under the TCJA and recorded the following:

Deferred tax assets and liabilities

We recorded a provisional tax benefit of $154 million in 2017 related to remeasurement of certain deferred tax assets and liabilities as a result of the newly enacted tax rate. The Internal Revenue Service has indicated that additional guidance will be forthcoming with respect to several technical areas within the TCJA, which could affect the measurement of these balances or potentially give rise to new deferred tax amounts. In the fourth quarter of 2018, we reversed a previously recorded $19 million provisional tax expense related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries. This reversal was the result of a change in expected filing position on our 2018 tax return in light of the TCJA, bringing our net adjustment for this provisional item to zero for 2018.

Foreign tax effects

We recorded a provisional tax expense of $63 million in 2017 related to the one-time transition tax on mandatory deemed repatriation of earnings and profits. During 2018 we recorded a tax benefit of $10 million related to the one-time transition tax as we refined our calculations of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation, related tax pools and the amounts held in cash and other specified assets.

Throughout the measurement period, we analyzed the impact of the Global Intangible Low Taxed Income (“GILTI”) and Base Erosion Anti-Abuse Tax (“BEAT”), including accounting policy elections. As part of this analysis, we evaluated several alternatives for our future tax filings in light of the GILTI provisions. During the fourth quarter of 2018 we completed the accounting for the initial impacts of the provisions and no measurement period adjustments were recorded. Accordingly, we have made a policy election to account for the GILTI tax as incurred (i.e. as a “period cost”) therefore, we have not included deferred taxes on basis differences that may affect the amount of the GILTI inclusion upon reversal. We included the current period impact of the GILTI and BEAT provisions in our 2018 results, which did not have a significant impact on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Insurance reserve transition adjustment

We recorded a provisional reclassification in deferred tax assets and liabilities in the amount of $134 million in 2017 related to the transition adjustment required under the TCJA with respect to life insurance policyholder reserves. Under the TCJA this transition adjustment is to be taken into account ratably over eight taxable years. During 2018, we updated our provisional estimate and identified a measurement period increase to this reclassification of $36 million, which was reflected in our consolidated balance sheet as of December 31, 2018. This measurement period adjustment had no impact on income from continuing operations.

State tax effects

We have completed the analysis of state income tax effects of the TCJA, including the treatment of the one-time transition tax and GILTI. We determined that the impact to the financial statements was not significant in 2018, and accordingly no measurement period adjustment was recorded.

(14) Supplemental Cash Flow Information

Net cash paid for taxes was $197 million, $165 million and $203 million and cash paid for interest was $326 million, $318 million and $381 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(15) Stock-Based Compensation

Prior to May 2012, we granted share-based awards to employees and directors, including stock options, SARs, RSUs and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan”) was approved by stockholders. Under the 2012 Omnibus Incentive Plan, we were authorized to grant 16 million equity awards, plus a number of additional shares not to exceed 25 million underlying awards outstanding under the 2004 Omnibus Incentive Plan. In December 2018, the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”), together with the 2004 Omnibus Incentive Plan and the 2012 Omnibus Incentive Plan, the “Omnibus Incentive Plans”, was approved by stockholders. Under the 2018 Omnibus Incentive Plan, we are authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans.

We recorded stock-based compensation expense under the Omnibus Incentive Plans of $35 million, $30 million and $23 million, respectively, for the years ended December 31, 2018, 2017 and 2016. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

For purposes of determining the fair value of stock-based payment awards on the date of grant, we have historically used the Black-Scholes Model. However, no SARs or stock options were granted during 2018, 2017 and 2016 and therefore, the Black-Scholes Model was not used in those respective years. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.

During 2018 and 2017, we issued RSUs with average restriction periods of three years, with a fair value of $3.58 and $4.01, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date.

In 2018 and 2017, we granted performance stock units (“PSUs”) with a fair value of $3.58 and $4.01, respectively. The PSUs were granted at market price as of the grant date. PSUs may be earned over a three-year period based upon the achievement of certain performance goals.

The PSUs granted in 2018 and 2017 each have three separate and distinct performance measurement periods, each starting on January 1 going through December 31 for the years ended December 31, 2018, 2019 and 2020 and December 31, 2017, 2018 and 2019, respectively. The performance metric is based on a range of consolidated annual adjusted operating income. The compensation committee of our Board of Directors determines and approves, no later than March 15 following the end of the three-year performance period, the number of units earned and vested for each distinct performance period. For the PSUs granted in 2018 and 2017, for the December 31, 2018 and 2017 performance periods, we recorded $7 million of stock-based compensation expense.

The performance goals for the PSUs granted in 2016 are based upon four performance metrics, each payable independently. The four performance metrics are: the average annual adjusted operating income, adjusted operating return on equity for our mortgage insurance businesses for the years ended December 31, 2016, 2017 and 2018, expense management in our U.S. Life Insurance segment for the year ended 2018 and cumulative in-force rate actions in our long-term care insurance business for the three-year period ended December 31, 2018. Each performance metric is weighted independently and payable in equal amounts of 25%. The PSUs will be payable in Genworth Class A Common Stock in March 2019 provided we have attained or exceeded threshold levels related to the performance goals. For the PSUs granted in 2016, we recorded $9 million of stock-based compensation expense.

In 2018 and 2017, we granted cash awards with a fair value of $1.00. We have time-based cash awards, which vest over two or three years, with half or a third, respectively, of the payout occurring per year as determined by the vesting period, beginning on the first anniversary of the grant date. We also have performance-based cash awards which vest and payout after three years.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table summarizes cash award activity as of December 31, 2018 and 2017:

	Time-based cash awards	Performance-based cash awards
(Awards in millions)	Number of awards	Number of awards
Balance as of January 1, 2017	16	4
Granted	13	4
Vested	(9)	—
Forfeited	(2)	—

Balance as of January 1, 2018	18	8
Granted	17	9
Performance adjustment	—	1
Vested	(10)	—
Forfeited	(1)	(1)

Balance as of December 31, 2018	24	17

The following table summarizes stock option activity as of December 31, 2018 and 2017:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2017	1,814	$11.83
Granted	—	$—
Exercised	(8)	$2.46
Expired and forfeited	(226)	$15.32

Balance as of January 1, 2018	1,580	$11.38
Granted	—	$—
Exercised	(108)	$2.37
Expired and forfeited	(354)	$12.88

Balance as of December 31, 2018	1,118	$11.77

Exercisable as of December 31, 2018	1,118	$11.77

The following table summarizes information about stock options outstanding as of December 31, 2018:

	Outstanding and Exercisable
Exercise price range	Shares in thousands	Average life (1)	Average exercise price
$2.46 (2)	200	0.12	$2.46
$7.80 – $12.75	65	0.86	$8.76
$14.18	840	1.11	$14.18
$14.92	13	1.42	$14.92

	1,118		$11.77

(1)	Average contractual life remaining in years.
(2)	Shares for total options outstanding and exercisable each have an aggregate intrinsic value of less than $1 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following tables summarize the status of our other equity-based awards as of December 31, 2018 and 2017:

	RSUs		PSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2017	3,253	$6.19	3,436	$4.41	1,164	$6.72	10,840	$3.54
Granted	1,414	$4.01	1,414	$4.01	295	$2.67	—	$—
Exercised	(918)	$6.65	—	$—	(200)	$7.25	—	$—
Terminated	(98)	$8.61	(266)	$15.33	—	$—	(539)	$5.21

Balance as of January 1, 2018	3,651	$5.14	4,584	$3.65	1,259	$5.70	10,301	$3.45
Granted	739	$3.58	739	$3.58	278	$2.54	—	$—
Performance adjustment (1)	—	$—	236	$4.01	—	$—	—	$—
Exercised	(1,881)	$5.84	—	$—	(271)	$6.98	(142)	$1.31
Terminated	(153)	$4.56	(629)	$6.45	—	$—	(1,532)	$3.84

Balance as of December 31, 2018	2,356	$4.14	4,930	$3.30	1,266	$4.76	8,627	$3.42

(1)	The performance adjustment relates to additional awards expected to be earned through the achievement of certain performance metrics.

As of December 31, 2018 and 2017, total unrecognized stock-based compensation expense related to non-vested awards not yet recognized was $6 million and $13 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately one year.

In 2018 and 2017, there was less than $1 million in cash received from stock options exercised in each year. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $4 million and $2 million as of December 31, 2018 and 2017, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Genworth Canada, our indirect subsidiary and a public company, grants stock options and other equity-based awards to its Canadian employees. The following table summarizes the status of Genworth Canada’s stock option activity and other equity-based awards as of December 31, 2018 and 2017:

	Stock options	RSUs and PSUs	DSUs	Executive deferred stock units (“EDSUs”)
(Shares and awards in thousands)	Shares subject to option	Number of awards	Number of awards	Number of awards
Balance as of January 1, 2017	957	235	64	45
Granted	70	83	10	2
Performance adjustment	—	14	—	—
Exercised	(192)	(92)	—	—
Terminated	(10)	(21)	—	—

Balance as of January 1, 2018	825	219	74	47
Granted	57	85	11	4
Performance adjustment	—	6	—	—
Exercised	(230)	(65)	(4)	(24)
Terminated	(4)	(14)	(1)	(1)

Balance as of December 31, 2018	648	231	80	26

As of December 31, 2018 and 2017, the DSUs were fully vested and the stock options, RSUs, PSUs and EDSUs were partially vested. For the years ended December 31, 2018, 2017 and 2016, we recorded stock-based compensation expense of $2 million, $11 million and $8 million, respectively. For the years ended December 31, 2018, 2017 and 2016, we estimated total unrecognized expense of $3 million, $4 million and $3 million, respectively, related to these awards.

Genworth Australia, our indirect subsidiary and a public company, grants stock options and other equity-based awards to its Australian employees. The following table summarizes the status of Genworth Australia’s restricted share rights and long-term incentive plan as of December 31, 2018 and 2017:

	Restricted share rights	Long-term incentive plan
(Shares in thousands)	Shares subject to option	Shares subject to option
Balance as of January 1, 2017	1,276	920
Granted	382	721
Exercised	(633)	—
Terminated	(157)	(154)

Balance as of January 1, 2018	868	1,487
Granted	198	709
Exercised	(523)	(34)
Terminated	(116)	(335)

Balance as of December 31, 2018	427	1,827

As of December 31, 2018 and 2017, none of the restricted share rights balances were vested. For the years ended December 31, 2018, 2017 and 2016, we recorded less than $1 million of stock-based compensation in each

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

year. We also estimated total unrecognized expense of less than $1 million in each of the years ended December 31, 2018, 2017 and 2016 related to these awards.

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

Years Ended December 31, 2018, 2017 and 2016

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	2018
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans	$(1)	$6,687	$6,737	$—	$—	$6,737
Restricted commercial mortgage loans (2)	(1)	62	66	—	—	66
Other invested assets	(1)	248	248	—	—	248
Liabilities:
Long-term borrowings (3)	(1)	4,025	3,577	—	3,434	143
Non-recourse funding obligations (3)	(1)	311	215	—	—	215
Investment contracts	(1)	13,105	13,052	—	—	13,052
Other firm commitments:
Commitments to fund limited partnerships	539	—	—	—	—	—
Commitments to fund bank loan investments	33	—	—	—	—	—
Ordinary course of business lending commitments	73	—	—	—	—	—

	2017
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans	$(1)	$6,341	$6,573	$—	$—	$6,573
Restricted commercial mortgage loans (2)	(1)	107	116	—	—	116
Other invested assets	(1)	277	299	—	—	299
Liabilities:
Long-term borrowings (3)	(1)	4,224	3,725	—	3,566	159
Non-recourse funding obligations (3)	(1)	310	201	—	—	201
Borrowings related to securitization entities (2)	(1)	40	41	—	41	—
Investment contracts	(1)	14,700	15,123	—	5	15,118
Other firm commitments:
Commitments to fund limited partnerships	317	—	—	—	—	—
Commitments to fund bank loan investments	18	—	—	—	—	—
Ordinary course of business lending commitments	168	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	See note 12 for additional information related to borrowings.

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

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. To evaluate the reasonableness of the internal model, we review a sample of private fixed maturity securities each month. In that review we compare the modeled prices to the prices of similar public securities in conjunction with analysis on current market indicators. If a pricing variance greater than a pre-defined threshold is noted, additional review of the price is executed to ensure accuracy. At the end of each month, all internally modeled prices are compared to the prior month prices with an evaluation of all securities with a month-over-month change greater than a pre-defined threshold. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, increases (decreases) in credit spreads will decrease (increase) the fair value for our fixed maturity securities.

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

Years Ended December 31, 2018, 2017 and 2016

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

Level 2 measurements

Fixed maturity securities

•

Third-party pricing services: In estimating the fair value of fixed maturity securities, approximately 91% of our portfolio is priced using third-party pricing sources as of December 31, 2018. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by third-party pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our third-party pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2018:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$ 4,631	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$ 2,501	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$ 2,378	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$ 25,702	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$ 9,759	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$ 3,009	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Commercial mortgage-backed	$ 2,921	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$ 3,261	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

•

Internal models: A portion of our non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $15 million, $1,062 million, and $546 million, respectively, as of December 31, 2018. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Level 3 measurements

Fixed maturity securities

•

Internal models: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,487 million as of December 31, 2018.

•

Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $389 million as of December 31, 2018.

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

GMWB embedded derivatives

We are required to bifurcate an embedded derivative for certain features associated with annuity products and related reinsurance agreements where we provide a GMWB to the policyholder and are required to record the GMWB embedded derivative at fair value. The valuation of our GMWB embedded derivative is based on an income approach that incorporates inputs such as forward interest rates, equity index volatility, equity index and fund correlation, and policyholder assumptions such as utilization, lapse and mortality. In addition to these inputs, we also consider risk and expense margins when determining the projected cash flows that would be determined by another market participant. While the risk and expense margins are considered in determining fair value, these inputs do not have a significant impact on the valuation. We determine fair value using an internal model based on the various inputs noted above. The resulting fair value measurement from the model is reviewed by actuarial, risk and finance professionals each reporting period with changes in fair value also being compared to changes in derivatives and other instruments used to mitigate changes in fair value from certain market risks, such as equity index volatility and interest rates.

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of December 31, 2018 and 2017, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $64 million and $63 million, respectively.

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

Years Ended December 31, 2018, 2017 and 2016

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

Years Ended December 31, 2018, 2017 and 2016

expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease.

Borrowings related to securitization entities

We previously recorded certain borrowings related to securitization entities at fair value. During 2018, the borrowings related to securitization entities were repaid in full. The fair value of these borrowings was determined using either a market approach or income approach, depending on the instrument and availability of market information. Given the unique characteristics of the securitization entities that issued these borrowings as well as the lack of comparable instruments, we determined fair value considering the valuation of the underlying assets held by the securitization entities and any derivatives, as well as any unique characteristics of the borrowings that may have impacted the valuation. After considering all relevant inputs, we determined fair value of the borrowings using the net valuation of the underlying assets and derivatives that were backing the borrowings. Accordingly, these instruments were classified as Level 3. Increases in the valuation of the underlying assets or decreases in the derivative liabilities resulted in an increase in the fair value of these borrowings.

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

Years Ended December 31, 2018, 2017 and 2016

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

Credit default swaps. We previously sold protection under single name and index tranche credit default swaps. For single name credit default swaps, we utilized an income approach to determine fair value based on using current market information for the credit spreads of the reference entity, which was considered observable inputs based on the reference entities of our derivatives and resulted in these derivatives being classified as Level 2. For index tranche credit default swaps, we utilized an income approach that utilized current market information related to credit spreads and expected defaults and losses associated with the reference entities that comprised the respective index associated with each derivative. There were significant unobservable inputs associated with the timing and amount of losses from the reference entities as well as the timing or amount of losses, if any, that were absorbed by our tranche. Accordingly, the index tranche credit default swaps were classified as Level 3. As credit spreads widened for the underlying issuers comprising the index, the change in our valuation of these credit default swaps were unfavorable.

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

Years Ended December 31, 2018, 2017 and 2016

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

Other foreign currency contracts. We have certain foreign currency options classified as other foreign currency contracts. The valuation of foreign currency options is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, foreign currency exchange rates, forward interest rate, foreign currency exchange rate volatility and time value component associated with the optionality in the derivative, which are generally considered observable inputs and results in the derivative being classified as Level 2. We also have foreign currency forward contracts where the valuation is determined using an income approach. The primary inputs into the valuation represent the forward foreign currency exchange rates, which are generally considered observable inputs and results in the derivative being classified as Level 2.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,631	$—	$4,631	$—	$—
State and political subdivisions	2,552	—	2,501	51	—
Non-U.S. government	2,393	—	2,393	—	—
U.S. corporate:
Utilities	4,675	—	4,032	643	—
Energy	2,419	—	2,298	121	—
Finance and insurance	6,822	—	6,288	534	—
Consumer—non-cyclical	5,048	—	4,975	73	—
Technology and communications	2,855	—	2,805	50	—
Industrial	1,238	—	1,199	39	—
Capital goods	2,391	—	2,299	92	—
Consumer—cyclical	1,597	—	1,386	211	—
Transportation	1,320	—	1,263	57	—
Other	397	—	219	178	—

Total U.S. corporate	28,762	—	26,764	1,998	—

Non-U.S. corporate:
Utilities	1,041	—	637	404	—
Energy	1,369	—	1,152	217	—
Finance and insurance	2,423	—	2,252	171	—
Consumer—non-cyclical	739	—	633	106	—
Technology and communications	1,165	—	1,139	26	—
Industrial	945	—	884	61	—
Capital goods	615	—	442	173	—
Consumer—cyclical	520	—	398	122	—
Transportation	720	—	549	171	—
Other	2,300	—	2,219	81	—

Total non-U.S. corporate	11,837	—	10,305	1,532	—

Residential mortgage-backed	3,044	—	3,009	35	—
Commercial mortgage-backed	3,016	—	2,921	95	—
Other asset-backed	3,426	—	3,261	165	—

Total fixed maturity securities	59,661	—	55,785	3,876	—

Equity securities	655	533	64	58	—

Other invested assets:
Derivative assets:
Interest rate swaps	42	—	42	—	—
Interest rate swaps in a foreign currency	74	—	74	—	—
Interest rate caps and floors	7	—	7	—	—
Foreign currency swaps	6	—	6	—	—
Equity index options	39	—	—	39	—
Other foreign currency contracts	10	—	10	—	—

Total derivative assets	178	—	139	39	—

Securities lending collateral	103	—	103	—	—
Short-term investments	230	—	230	—	—
Limited partnerships	318	—	—	—	318

Total other invested assets	511	—	472	39	318

Reinsurance recoverable (2)	20	—	—	20	—
Separate account assets	5,859	5,859	—	—	—

Total assets	$66,706	$6,392	$56,321	$3,993	$318

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers between levels at the beginning fair value for the reporting period in which the changes occur. Given the types of assets classified as Level 1, which primarily represents mutual fund and equity investments, we typically do not have any transfers between Level 1 and Level 2 measurement categories and did not have any such transfers during any period presented.

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

Years Ended December 31, 2018, 2017 and 2016

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2018	Total realized and unrealized gains (losses)		Purchases	Sales			Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2018	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI			Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$(1)	$—	$—	$—	$—
State and political subdivisions	37	3	4	—	—	—	—	18	(11)	51	3
U.S. corporate:
Utilities	574	(1)	(40)	111	(12)	—	(6)	55	(38)	643	—
Energy	147	—	(7)	22	—	—	(34)	—	(7)	121	—
Finance and insurance	626	—	(77)	84	—	—	(122)	49	(26)	534	1
Consumer—non-cyclical	81	—	(3)	—	—	—	(5)	—	—	73	—
Technology and communications	73	—	(6)	20	—	—	(60)	31	(8)	50	—
Industrial	39	—	—	—	—	—	—	—	—	39	—
Capital goods	121	—	(10)	33	—	—	(45)	—	(7)	92	—
Consumer—cyclical	262	—	(12)	17	(5)	—	(19)	—	(32)	211	—
Transportation	60	—	(2)	3	—	—	(4)	—	—	57	—
Other	169	—	(3)	—	(10)	—	(8)	30	—	178	—

Total U.S. corporate	2,152	(1)	(160)	290	(27)	—	(303)	165	(118)	1,998	1

Non-U.S. corporate:
Utilities	343	—	(19)	52	—	—	(20)	69	(21)	404	—
Energy	176	—	(9)	53	—	—	(29)	26	—	217	—
Finance and insurance	161	4	(13)	6	—	—	(2)	16	(1)	171	4
Consumer—non-cyclical	124	—	(5)	—	—	—	(20)	7	—	106	—
Technology and communications	29	—	—	10	—	—	(13)	—	—	26	—
Industrial	116	—	(5)	3	—	—	(10)	—	(43)	61	—
Capital goods	191	1	(8)	15	—	—	(26)	—	—	173	1
Consumer—cyclical	54	—	(5)	30	(1)	—	(3)	48	(1)	122	—
Transportation	170	(2)	(9)	45	(18)	—	—	18	(33)	171	—
Other	52	—	(4)	33	—	—	—	—	—	81	—

Total non-U.S. corporate	1,416	3	(77)	247	(19)	—	(123)	184	(99)	1,532	5

Residential mortgage-backed	77	—	—	37	—	—	(1)	14	(92)	35	—
Commercial mortgage-backed	30	—	(4)	70	—	—	—	31	(32)	95	—
Other asset-backed	237	—	(3)	134	(16)	—	(92)	54	(149)	165	—

Total fixed maturity securities	3,950	5	(240)	778	(62)	—	(520)	466	(501)	3,876	9

Equity securities	44	—	—	18	(4)	—	—	—	—	58	—

Other invested assets:
Derivative assets:
Equity index options	80	(34)	—	74	—	—	(81)	—	—	39	(26)

Total derivative assets	80	(34)	—	74	—	—	(81)	—	—	39	(26)

Total other invested assets	80	(34)	—	74	—	—	(81)	—	—	39	(26)

Reinsurance recoverable (2)	14	5	—	—	—	1	—	—	—	20	5

Total Level 3 assets	$4,088	$(24)	$(240)	$870	$(66)	$1	$(601)	$466	$(501)	$3,993	$(12)

(1)

The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

	Beginning balance as of January 1, 2017	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2017	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$(1)	$—	$—	1	$—
State and political subdivisions	37	3	(3)	—	—	—	—	—	—	37	3
U.S. corporate:
Utilities	576	—	24	76	—	—	(11)	30	(121)	574	—
Energy	210	—	5	10	(31)	—	(32)	1	(16)	147	(1)
Finance and insurance	786	20	5	79	(31)	—	(206)	8	(35)	626	11
Consumer—non-cyclical	121	—	2	4	—	—	(8)	—	(38)	81	—
Technology and
communications	54	3	7	31	—	—	(1)	—	(21)	73	3
Industrial	48	1	(1)	13	—	—	(8)	—	(14)	39	—
Capital goods	152	1	3	7	—	—	(5)	—	(37)	121	1
Consumer—cyclical	258	—	9	12	—	—	(15)	—	(2)	262	—
Transportation	139	16	(5)	—	—	—	(48)	—	(42)	60	1
Other	143	—	2	—	(5)	—	(8)	37	—	169	—

Total U.S. corporate	2,487	41	51	232	(67)	—	(342)	76	(326)	2,152	15

Non-U.S. corporate:
Utilities	386	—	3	30	—	—	—	—	(76)	343	—
Energy	206	—	5	—	(1)	—	(1)	—	(33)	176	—
Finance and insurance	182	5	10	5	—	—	(32)	—	(9)	161	3
Consumer—non-cyclical	139	—	2	5	—	—	(22)	—	—	124	—
Technology and communications	67	1	1	—	(21)	—	(19)	—	—	29	—
Industrial	109	—	3	13	—	—	—	14	(23)	116	—
Capital goods	169	—	3	52	—	—	(25)	—	(8)	191	—
Consumer—cyclical	69	—	—	—	—	—	(17)	2	—	54	—
Transportation	181	1	2	6	(10)	—	(10)	11	(11)	170	—
Other	25	(2)	2	15	(2)	—	—	25	(11)	52	—

Total non-U.S. corporate	1,533	5	31	126	(34)	—	(126)	52	(171)	1,416	3

Residential mortgage-backed	43	—	—	35	—	—	(3)	26	(24)	77	—
Commercial mortgage-backed	54	(2)	4	31	(9)	—	—	—	(48)	30	—
Other asset-backed	145	(8)	11	133	(35)	—	(23)	69	(55)	237	—

Total fixed maturity securities	4,301	39	94	557	(145)	—	(495)	223	(624)	3,950	21

Equity securities	47	—	—	1	(1)	—	—	—	(3)	44	—

Other invested assets:
Derivative assets:
Equity index options	72	57	—	72	—	—	(121)	—	—	80	36
Other foreign currency contracts	3	(3)	—	—	—	—	—	—	—	—	(2)

Total derivative assets	75	54	—	72	—	—	(121)	—	—	80	34

Total other invested assets	75	54	—	72	—	—	(121)	—	—	80	34

Restricted other invested assets related to securitization entities (2)	131	—	—	—	(131)	—	—	—	—	—	—
Reinsurance recoverable (3)	16	(4)	—	—	—	2	—	—	—	14	(4)

Total Level 3 assets	$4,570	$89	$94	$630	$(277)	$2	$(616)	$223	$(627)	$4,088	$51

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

Years Ended December 31, 2018, 2017 and 2016

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

Years Ended December 31, 2018, 2017 and 2016

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$8	$26	$44
Net investment gains (losses)	(32)	63	(70)

Total	$(24)	$89	$(26)

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$9	$22	$30
Net investment gains (losses)	(21)	29	(13)

Total	$(12)	$51	$17

The amount presented for unrealized gains (losses) included in net income (loss) for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2018:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$621	Credit spreads	83bps - 325bps	158bps
Energy	Internal models	99	Credit spreads	107bps - 315bps	192bps
Finance and insurance	Internal models	528	Credit spreads	91bps - 286bps	194bps
Consumer—non-cyclical	Internal models	73	Credit spreads	116bps - 218bps	157bps
Technology and communications	Internal models	50	Credit spreads	115bps - 315bps	214bps
Industrial	Internal models	39	Credit spreads	141bps - 268bps	195bps
Capital goods	Internal models	92	Credit spreads	132bps - 289bps	183bps
Consumer—cyclical	Internal models	197	Credit spreads	85bps - 258bps	165bps
Transportation	Internal models	51	Credit spreads	77bps - 258bps	124bps
Other	Internal models	149	Credit spreads	91bps - 153bps	104bps

Total U.S. corporate	Internal models	$1,899	Credit spreads	77bps - 325bps	169bps

Non-U.S. corporate:
Utilities	Internal models	$404	Credit spreads	87bps - 249bps	155bps
Energy	Internal models	197	Credit spreads	132bps - 318bps	190bps
Finance and insurance	Internal models	165	Credit spreads	85bps - 265bps	163bps
Consumer—non-cyclical	Internal models	106	Credit spreads	77bps - 201bps	152bps
Technology and communications	Internal models	26	Credit spreads	159bps - 201bps	190bps
Industrial	Internal models	61	Credit spreads	133bps - 218bps	167bps
Capital goods	Internal models	173	Credit spreads	107bps - 300bps	193bps
Consumer—cyclical	Internal models	98	Credit spreads	105bps - 289bps	227bps
Transportation	Internal models	171	Credit spreads	107bps - 258bps	159bps
Other	Internal models	81	Credit spreads	118bps - 265bps	192bps

Total non-U.S. corporate	Internal models	$1,482	Credit spreads	77bps - 318bps	173bps

Derivative assets:
Equity index options	Discounted cash flows	$39	Equity index volatility	6% - 34%	19%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$—	$—	$337
Fixed index annuity embedded derivatives	389	—	—	389
Indexed universal life embedded derivatives	12	—	—	12

Total policyholder account balances	738	—	—	738

Derivative liabilities:
Interest rate swaps	102	—	102	—
Foreign currency swaps	23	—	23	—
Equity return swaps	1	—	1	—
Other foreign currency contracts	42	—	42	—

Total derivative liabilities	168	—	168	—

Total liabilities	$906	$—	$168	$738

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	2017
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$—	$—	$250
Fixed index annuity embedded derivatives	419	—	—	419
Indexed universal life embedded derivatives	14	—	—	14

Total policyholder account balances	683	—	—	683

Derivative liabilities:
Interest rate swaps	25	—	25	—
Equity return swaps	2	—	2	—
Other foreign currency contracts	20	—	20	—

Total derivative liabilities	47	—	47	—

Total liabilities	$730	$—	$47	$683

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2018	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2018	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$59	$—	$—	$—	$28	$—	$—	$—	$337	$61
Fixed index annuity embedded derivatives	419	(15)	—	—	—	—	—	—	(15)	389	(15)
Indexed universal life embedded derivatives	14	(13)	—	—	—	11	—	—	—	12	(13)

Total policyholder account balances	683	31	—	—	—	39	—	—	(15)	738	33

Total Level 3 liabilities	$683	$31	$—	$—	$—	$39	$—	$—	$(15)	$738	$33

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2017	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2017	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$(82)	$—	$—	$—	$29	$—	$—	$—	$250	$(80)
Fixed index annuity embedded derivatives	344	84	—	—	—	—	(9)	—	—	419	84
Indexed universal life embedded derivatives	11	(8)	—	—	—	11	—	—	—	14	(8)

Total policyholder account balances	658	(6)	—	—	—	40	(9)	—	—	683	(4)

Borrowings related to securitization entities (2)	12	—	—	—	—	—	(12)	—	—	—	—

Total Level 3 liabilities	$670	$(6)	$—	$—	$—	$40	$(21)	$—	$—	$683	$(4)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

	Beginning balance as of January 1, 2016	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2016	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$(79)	$—	$—	$—	$30	$—	$—	$—	$303	$(73)
Fixed index annuity embedded derivatives	342	22	—	—	—	10	(30)	—	—	344	22
Indexed universal life embedded derivatives	10	(10)	—	—	—	11	—	—	—	11	(10)

Total policyholder account balances	704	(67)	—	—	—	51	(30)	—	—	658	(61)

Derivative liabilities:
Credit default swaps related to securitization entities (2)	14	(13)	—	—	—	2	—	—	(3)	—	—

Total derivative liabilities	14	(13)	—	—	—	2	—	—	(3)	—	—

Borrowings related to securitization entities (2)	81	(63)	—	—	—	—	(6)	—	—	12	1

Total Level 3 liabilities	$799	$(143)	$—	$—	$—	$53	$(36)	$—	$(3)	$670	$(60)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—
Net investment (gains) losses	31	(6)	(79)
Other income	—	—	(64)

Total	$31	$(6)	$(143)

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	33	(4)	(60)

Total	$33	$(4)	$(60)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2018:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average
Policyholder account balances:
			Withdrawal utilization rate	43% - 87%	68%
			Lapse rate	2% - 9%	3%
			Non-performance risk (credit spreads)	25bps - 83bps	69bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$337	Equity index volatility	17% - 24%	21%
Fixed index annuity embedded derivatives	Option budget method	$389	Expected future interest credited	—% - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$12	Expected future interest credited	3% - 10%	6%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

Years Ended December 31, 2018, 2017 and 2016

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

As of December 31, 2018 and 2017, we had $62 million and $107 million of total securitized assets required to be consolidated, respectively. We do not have any additional exposure or guarantees associated with these securitization entities.

There has been no new asset securitization activity in 2018 or 2017.

(b) Securitization and Variable Interest Entities Required To Be Consolidated

For VIEs related to asset securitization transactions, as of December 31, 2018, we consolidate a securitization entity as a result of our involvement in the entity’s design or having certain decision making ability regarding the assets held by the securitization entity. This securitization entity was designed to have significant limitations on the types of assets owned, the types and extent of permitted activities and decision making rights. The securitization entity that is consolidated comprised an entity backed by commercial mortgage loans. Our primary economic interest in this securitization entity represents the excess interest of the commercial mortgage loans and the subordinated notes of the securitization entity.

For VIEs related to certain investments, we previously consolidated three securitization entities as a result of having certain decision making rights related to instruments held by the entities. Upon consolidation, we elected the fair value option for the assets and liabilities for the securitization entities. During 2017, these three securitization entities were dissolved and the investments were repositioned, mostly into short-term investments in connection with the maturity of the associated liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table shows the assets and liabilities that were recorded for the consolidated securitization entity as of December 31:

(Amounts in millions)	2018	2017
Assets
Investments:
Restricted commercial mortgage loans	$62	$107

Total investments	62	107
Cash, cash equivalents and restricted cash	1	1

Total assets	$63	$108

Liabilities
Borrowings related to securitization entities	$—	$40

Total liabilities	$—	$40

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

The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Revenues:
Net investment income:
Restricted commercial mortgage loans	$7	$9	$10
Restricted other invested assets	—	1	3

Total net investment income	7	10	13

Net investment gains (losses):
Derivatives	—	7	8
Trading securities	—	—	(57)
Borrowings related to securitization entities recorded at fair value	—	—	(1)

Total net investment gains (losses)	—	7	(50)

Other income	—	—	64

Total revenues	7	17	27

Expenses:
Interest expense	2	6	7

Total expenses	2	6	7

Income before income taxes	5	11	20
Provision (benefit) for income taxes	1	(6)	7

Net income	$4	$17	$13

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

(c) Borrowings Related To A Consolidated Securitization Entity

As of December 31, 2017, we had borrowings related to a securitization entity held by GFCM LLC with an interest rate of 5.7426%, a maturity date of 2035, a principal amount of $40 million and a carrying value of $40 million. These borrowings were required to be paid down as principal was collected on the restricted commercial mortgage loans held by the securitization entity and accordingly the repayment of these borrowings followed the maturity or prepayment, as permitted, of the restricted commercial mortgage loans. During 2018, all of the borrowings related to the securitization entity were repaid due to prepayments made on the related restricted commercial mortgage loans; therefore, as of December 31, 2018, there were no remaining principal or carrying amounts related to these borrowings.

(18) Insurance Subsidiary Financial Information and Regulatory Matters

Dividends

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders or contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2018, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $500 million to us in 2019 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $500 million is unrestricted, our insurance subsidiaries may not pay dividends to us in 2019 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of December 31, 2018, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $12.1 billion and $11.2 billion, respectively. There are no regulatory restrictions on the ability of Genworth Financial to pay dividends. Our Board of Directors has suspended the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our debt obligations, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

Our domestic insurance subsidiaries paid dividends of $60 million (none of which were deemed “extraordinary”), $36 million (paid to our principal life insurance subsidiaries and none of which were deemed “extraordinary”) and $80 million (paid to our principal life insurance subsidiaries and none of which were deemed “extraordinary”) during 2018, 2017 and 2016, respectively. Our international insurance subsidiaries paid dividends of $316 million, $301 million and $457 million during 2018, 2017 and 2016, respectively.

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

Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by individual state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”), River

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”), River Lake Insurance Company IX (“River Lake IX”) and River Lake Insurance Company X (“River Lake X”), together with River Lake VI, River Lake VII, River Lake VIII, River Lake IX and River Lake X, the “SPFCs”. The permitted practices of the SPFCs were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators and without those permitted practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted practices will remain in effect for so long as we maintain the SPFCs. The permitted practices were as follows:

•

In 2018, River Lake VI was granted a permitted accounting practice from the State of Delaware to carry its reserves on a basis similar to U.S. GAAP. Prior to 2018, River Lake VI was granted a permitted accounting practice to carry its excess of loss reinsurance agreement with The Canada Life Assurance Company as an admitted asset.

•	River Lake VII and River Lake VIII were granted a permitted accounting practice from the State of Vermont to carry their reserves on a basis similar to U.S. GAAP.

•

In 2018, River Lake IX and X were granted a permitted accounting practice from the State of Vermont to carry their reserves on a basis similar to U.S. GAAP. Prior to 2018, River Lake IX and River Lake X were granted a permitted accounting practice to carry their excess of loss reinsurance agreements with The Canada Life Assurance Company and Hannover Life Reassurance Company Of America, respectively, as an admitted asset.

The impact of these permitted practices on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was zero as of December 31, 2018 and 2017. If permitted practices had not been used, no regulatory event would have been triggered.

The tables below include the combined statutory net income (loss) and statutory capital and surplus for our U.S. domiciled insurance subsidiaries for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2018	2017	2016
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$(895)	$(272)	$(365)
Mortgage insurance subsidiaries	697	512	448

Combined statutory net income, excluding captive reinsurance subsidiaries	(198)	240	83
Captive life insurance subsidiaries	1,520	(36)	(403)

Combined statutory net income (loss)	$1,322	$204	$(320)

	As of December 31,
(Amounts in millions)	2018	2017
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$1,880	$2,776
Mortgage insurance subsidiaries	3,206	2,772

Combined statutory capital and surplus	$5,086	$5,548

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies. These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties or secured by excess of loss reinsurance treaties with third parties. Accordingly, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income (loss) are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $217 million and $245 million as of December 31, 2018 and 2017, respectively. Capital and surplus of our captive life reinsurance subsidiaries included surplus notes (non-recourse funding obligations) of Rivermont I as of December 31, 2018 and 2017, as further described in note 12.

The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2018 and 2017, each of our life insurance subsidiaries exceeded the minimum required RBC levels in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 199% and 282% as of December 31, 2018 and 2017, respectively.

During 2018 and 2017, we established $120 million and $284 million, respectively, of additional statutory reserves resulting from updates to our universal and term universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries.

In the second quarter of 2017, the New York State Department of Financial Services (“NYDFS”) required GLICNY, our New York insurance subsidiary, to record an additional $58 million of statutory reserves related to the 2016 asset adequacy analysis. As a result of its year end 2017 asset adequacy analysis, GLICNY recorded an additional $188 million of statutory reserves in the fourth quarter of 2017. Following its recording of the additional statutory reserves in the fourth quarter of 2017, GLICNY had a remaining asset adequacy deficit of approximately $302 million, which was previously agreed with the NYDFS to phase in over a two-year period. During 2018, the NYDFS approved a previously filed in-force rate increase. Therefore, we incorporated this approved in-force rate increase along with other assumption and methodology updates into GLICNY’s 2018 asset adequacy testing. As a result, no incremental additional asset adequacy analysis reserves were recorded for the year ended December 31, 2018. The NYDFS currently does not allow in-force rate increases for long-term care insurance business to be used in asset adequacy analysis until such increases have been approved.

For regulatory purposes, our U.S. mortgage insurers are required to establish a special statutory contingency reserve. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums, as defined by state insurance laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years. However, approval by the North Carolina Department of Insurance (“NCDOI”) is required for contingency reserve releases when loss ratios exceed 35%. The statutory contingency reserve for our U.S. mortgage insurers was approximately $1.6 billion and $1.2 billion, respectively, as of December 31, 2018 and 2017 and was included in the table above containing combined statutory capital and surplus balances.

Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

not to exceed 25:1. Fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2018, Genworth Mortgage Insurance Corporation’s (“GMICO”) risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 12.5:1, compared with a risk-to-capital ratio of approximately 12.9:1 as of December 31, 2017.

Each government-sponsored enterprise (“GSE”) must meet the private mortgage insurer eligibility requirements (“PMIERs”) in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. We have met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2018 and 2017, we estimate our U.S. mortgage insurance business had available assets of approximately 129% and 121%, respectively, of the required assets under PMIERs. As of December 31, 2018 and 2017, the PMIERs sufficiency ratios were in excess of approximately $750 million and $550 million, respectively, of available assets above the PMIERs requirements. Reinsurance transactions provided an aggregate of approximately $515 million of PMIERs capital credit as of December 31, 2018. In addition, the GSEs published revisions to PMIERs, referred to as PMIERs 2.0, on September 27, 2018 with an effective date of March 31, 2019. We estimate that if PMIERs 2.0 had been effective as of December 31, 2018, our sufficiency ratio would have been approximately 120%, or more than $550 million of available assets above the PMIERs 2.0 requirements. This difference is primarily due to the elimination of any credit for future premiums in PMIERs 2.0 that had previously been allowed on insurance policies written in 2008 or earlier.

International insurance subsidiaries—statutory financial information

Our international insurance subsidiaries also prepare financial statements in accordance with local regulatory requirements. Our international insurance subsidiaries do not have any material accounting practices that differ from local regulatory requirements. As of December 31, 2018 and 2017, combined local statutory capital and surplus of our international insurance subsidiaries was $4.6 billion and $5.0 billion, respectively. Combined local statutory net income (loss) included in continuing operations for our international insurance subsidiaries was $421 million, $548 million and $536 million for the years ended December 31, 2018, 2017 and 2016, respectively. The regulatory authorities in these international jurisdictions generally establish supervisory solvency requirements. Our international insurance subsidiaries had combined surplus levels that exceeded local solvency requirements by $854 million and $988 million as of December 31, 2018 and 2017, respectively.

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

Guarantees of obligations

In addition to the guarantees discussed in notes 17 and 21, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

guarantees, other than the Rivermont I guarantee, was $6 million as of December 31, 2018 and 2017. Genworth Financial and Genworth Holdings have a joint and several guarantee with Rivermont I, in that, if Rivermont I does not generate sufficient interest income from assumed deposit-type insurance contracts to cover fixed interest payments, Genworth Financial and/or Genworth Holdings will cover the shortfall. As of December 31, 2018 and 2017, the restricted cash balance associated with this guarantee was $16 million and $4 million, respectively.

Genworth Holdings provides capital support of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to fund claims to support its mortgage insurance business in Mexico. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.

Genworth Holdings also provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee is now limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2018, the risk in-force of the business subject to the guarantee was approximately $1.5 billion.

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

Years Ended December 31, 2018, 2017 and 2016

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

Beginning in the first quarter of 2018, we assumed a tax rate of 21% on certain adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders and adjusted operating income available to Genworth Financial, Inc.’s common stockholders (unless otherwise indicated). In 2017 and 2016, we assumed a tax rate of 35%, the previous U.S. corporate federal income tax rate prior to the enactment of the TCJA, on certain adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.

In 2018, 2017 and 2016, we recorded a pre-tax expense of $2 million, $2 million and $22 million, respectively, related to restructuring costs as part of an expense reduction plan as we continue to evaluate and appropriately size our organizational needs and expenses.

In 2016, we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million and we also completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $9 million. We had early extinguishment of debt consisting of a $64 million pre-tax

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented other than the following items. In 2018 and 2016, we incurred fees related to Genworth Holdings’ bond consent solicitation of $6 million and $18 million, respectively, for broker, advisor and investment banking fees.

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

2018	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$746	$525	$373	$2,867	$—	$8	$4,519
Net investment income	93	138	67	2,781	174	9	3,262
Net investment gains (losses)	—	(137)	(15)	29	(33)	10	(146)
Policy fees and other income	2	—	2	641	153	(3)	795

Total revenues	841	526	427	6,318	294	24	8,430

Benefits and other changes in policy reserves	36	78	110	5,416	39	5	5,684
Interest credited	—	—	—	461	150	—	611
Acquisition and operating expenses, net of deferrals	169	70	65	584	57	52	997
Amortization of deferred acquisition costs and intangibles	14	43	43	257	33	1	391
Interest expense	—	18	9	16	—	256	299

Total benefits and expenses	219	209	227	6,734	279	314	7,982

Income (loss) from continuing operations before income taxes	622	317	200	(416)	15	(290)	448
Provision (benefit) for income taxes	132	84	60	(68)	2	(59)	151

Income (loss) from continuing operations	490	233	140	(348)	13	(231)	297
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	—

Net income (loss)	490	233	140	(348)	13	(231)	297
Less: net income attributable to noncontrolling interests	—	108	70	—	—	—	178

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$490	$125	$70	$(348)	$13	$(231)	$119

Total assets	$3,583	$5,038	$2,534	$79,799	$9,963	$6	$100,923

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

2017	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$695	$519	$(140)	$2,922	$—	$8	$4,004
Net investment income	73	132	75	2,755	160	5	3,200
Net investment gains (losses)	—	128	25	134	16	(38)	265
Policy fees and other income	4	1	—	660	163	(2)	826

Total revenues	772	780	(40)	6,471	339	(27)	8,295

Benefits and other changes in policy reserves	107	54	109	4,880	26	3	5,179
Interest credited	—	—	—	506	140	—	646
Acquisition and operating expenses, net of deferrals	165	80	67	572	61	77	1,022
Amortization of deferred acquisition costs and intangibles	14	43	24	328	24	2	435
Interest expense	—	18	9	13	2	242	284

Total benefits and expenses	286	195	209	6,299	253	324	7,566

Income (loss) from continuing operations before income taxes	486	585	(249)	172	86	(351)	729
Provision (benefit) for income taxes	175	191	(90)	60	25	(568)	(207)

Income (loss) from continuing operations	311	394	(159)	112	61	217	936
Loss from discontinued operations, net of taxes	—	—	—	—	—	(9)	(9)

Net income (loss)	311	394	(159)	112	61	208	927
Less: net income (loss) attributable to noncontrolling interests	—	190	(80)	—	—	—	110

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$311	$204	$(79)	$112	$61	$208	$817

Total assets	$3,273	$5,534	$2,973	$81,295	$10,907	$1,315	$105,297

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

2016	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$660	$481	$337	$2,670	$—	$12	$4,160
Net investment income	63	126	94	2,726	147	3	3,159
Net investment gains (losses)	(1)	37	9	128	(14)	(87)	72
Policy fees and other income	4	1	—	726	169	78	978

Total revenues	726	645	440	6,250	302	6	8,369

Benefits and other changes in policy reserves	160	104	113	4,822	42	4	5,245
Interest credited	—	—	—	565	131	—	696
Acquisition and operating expenses, net of deferrals	167	77	96	648	68	217	1,273
Amortization of deferred acquisition costs and intangibles	12	39	14	403	29	1	498
Interest expense	—	18	10	38	1	270	337

Total benefits and expenses	339	238	233	6,476	271	492	8,049

Income (loss) from continuing operations before income taxes	387	407	207	(226)	31	(486)	320
Provision (benefit) for income taxes	138	113	67	(80)	6	114	358

Income (loss) from continuing operations	249	294	140	(146)	25	(600)	(38)
Loss from discontinued operations, net of taxes	—	—	—	—	—	(29)	(29)

Net income (loss)	249	294	140	(146)	25	(629)	(67)
Less: net income attributable to noncontrolling interests	—	135	75	—	—	—	210

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$249	$159	$65	$(146)	$25	$(629)	$(277)

(b) Revenues of Major Product Groups

The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Revenues:
U.S. Mortgage Insurance segment	$841	$772	$726

Canada Mortgage Insurance segment	526	780	645

Australia Mortgage Insurance segment	427	(40)	440

U.S. Life Insurance segment:
Long-term care insurance	4,197	4,062	4,037
Life insurance	1,430	1,591	1,381
Fixed annuities	691	818	832

U.S. Life Insurance segment	6,318	6,471	6,250

Runoff segment	294	339	302

Corporate and Other activities	24	(27)	6

Total revenues	$8,430	$8,295	$8,369

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

(Amounts in millions)	2018	2017	2016
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$119	$817	$(277)
Add: net income attributable to noncontrolling interests	178	110	210

Net income (loss)	297	927	(67)
Loss from discontinued operations, net of taxes	—	(9)	(29)

Income (loss) from continuing operations	297	936	(38)
Less: income from continuing operations attributable to noncontrolling interests	178	110	210

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	119	826	(248)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	68	(202)	(66)
(Gains) losses from sale of businesses	—	—	(3)
(Gains) losses on early extinguishment of debt, net	—	—	(48)
Losses from life block transactions	—	—	9
Expenses related to restructuring	2	2	22
Fees associated with bond consent solicitation	6	—	18
Taxes on adjustments	(16)	70	—

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$179	$696	$(316)

(1)

For the years ended December 31, 2018, 2017 and 2016, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(12) million, $(3) million and $(14) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $(66) million, $66 million and $20 million, respectively.

(Amounts in millions)	2018	2017	2016
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$490	$311	$250

Canada Mortgage Insurance segment	187	157	146

Australia Mortgage Insurance segment	76	(88)	62

U.S. Life Insurance segment:
Long-term care insurance	(348)	59	(200)
Life insurance	(107)	(79)	(83)
Fixed annuities	79	42	68

U.S. Life Insurance segment	(376)	22	(215)

Runoff segment	35	51	28
Corporate and Other activities	(233)	243	(587)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$179	$696	$(316)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

(d) Geographic Segment Information

We conduct our operations in the following geographic regions: (1) United States (2) Canada (3) Australia and (4) Other Countries.

The following is a summary of geographic region activity as of or for the years ended December 31:

2018
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total International	Total
Total revenues	$7,468	$526	$427	$9	$962	$8,430

Income (loss) from continuing operations	$(72)	$233	$140	$(4)	$369	$297

Net income (loss)	$(72)	$233	$140	$(4)	$369	$297

Total assets	$93,296	$5,038	$2,534	$55	$7,627	$100,923

2017
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total International	Total
Total revenues	$7,546	$780	$(40)	$9	$749	$8,295

Income (loss) from continuing operations	$704	$394	$(159)	$(3)	$232	$936

Net income (loss)	$695	$394	$(159)	$(3)	$232	$927

Total assets	$96,740	$5,534	$2,973	$50	$8,557	$105,297

2016
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total International	Total
Total revenues	$7,270	$645	$440	$14	$1,099	$8,369

Income (loss) from continuing operations	$(447)	$294	$140	$(25)	$409	$(38)

Net income (loss)	$(494)	$294	$140	$(7)	$427	$(67)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

(20) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2018 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues (1)	$2,115	$2,159	$2,143	$2,013

Total benefits and expenses (2)	$1,887	$1,799	$1,870	$2,426

Income (loss) from continuing operations (3)	$165	$249	$210	$(327)

Loss from discontinued operations, net of taxes	$—	$—	$—	$—

Net income (loss) (3)	$165	$249	$210	$(327)

Net income attributable to noncontrolling interests (4)	$53	$59	$64	$2

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (3)	$112	$190	$146	$(329)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.22	$0.38	$0.29	$(0.66)

Diluted	$0.22	$0.38	$0.29	$(0.66)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.22	$0.38	$0.29	$(0.66)

Diluted	$0.22	$0.38	$0.29	$(0.66)

Weighted-average common shares outstanding:
Basic	499.6	500.6	500.7	500.8
Diluted (5)	502.7	502.6	503.3	500.8

(1)

Includes net investment losses of $114 million in the fourth quarter of 2018 primarily from our Canada Mortgage Insurance segment. These losses were primarily related to derivative losses on foreign currency swaps and forwards, and losses on preferred equity securities primarily driven by a decrease in interest rates in Canada during the fourth quarter of 2018.

(2)

Our long-term care insurance business completed its annual review of claim reserves in the fourth quarter of 2018, which resulted in higher total benefits and expenses of $291 million driven mostly by updates to several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions. Also in our long-term care insurance business, we refined our estimate of unreported policy terminations, which resulted in an unfavorable reserve adjustment of $36 million in 2018. Our life insurance business completed its annual review of assumptions in the fourth quarter of 2018, which resulted in higher total benefits and expenses of $108 million in our universal and term universal life insurance products driven mostly by lower expected growth in interest rates and emerging mortality experience primarily in our term universal life insurance product.

(3)

In the fourth quarter of 2018, our long-term care insurance business recorded a $230 million unfavorable adjustment, net of taxes, related to its annual review of claim reserves, as described above. In addition, our long-term care insurance business recorded a $28 million unfavorable reserve adjustment, net of taxes, related to a refined estimate of unreported policy terminations. Our life insurance business recorded an unfavorable adjustment, net of taxes, of $91 million resulting from its annual review of assumptions, as described above. Our Canada mortgage insurance business recorded net investment losses, net of taxes, of $107 million, as described above.

(4)

Our Canada mortgage insurance business recorded net investment losses, net of taxes, of $107 million, as described above, of which the amount attributable to noncontrolling interests was $45 million, net of taxes.

(5)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended December 31, 2018, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended December 31, 2018, as the inclusion of shares for stock options, RSUs and SARs of 7.6 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended December 31, 2018, dilutive potential weighted-average common shares outstanding would have been 508.4 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

In December 2017, Genworth Holdings and Genworth Financial were named as defendants in an action captioned AXA S.A. v. Genworth Financial International Holdings, Inc., et al., in the High Court of Justice, Business and Property Courts of England and Wales. In the action, AXA seeks in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited (“FICL”) and Financial Assurance Company Limited (“FACL”), relating to alleged remediation it has paid to customers who purchased payment protection insurance. AXA also alleges that it is incurring losses on an ongoing basis and therefore that further, significantly larger, sums will be demanded. In February 2018, Genworth served a Particulars of Defence and counterclaim against AXA, and also served other counterclaims against various parties, including Santander Cards UK Limited (“Santander”), alleging that Santander is responsible for any remediation paid to payment protection insurance customers. AXA and Santander have applied to the court for orders dismissing or staying the counterclaims. A hearing on those applications was held in October 2018, and the court dismissed our counterclaims. On November 15, 2018, AXA amended its claim and updated its demand to £237 million. We filed our amended Particulars of Defence and amended counterclaim on December 13, 2018, seeking, among other forms of relief, a declaration that in the event we make any payment to AXA pursuant to the indemnity, we are subrogated to FICL’s and FACL’s rights against Santander with respect to those amounts. We intend to continue to vigorously defend this action.

In September 2018, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company. The Plaintiff is alleging unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enforce in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On November 16, 2018, the Eastern District of Virginia court stayed the case for 60 days. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that Plaintiff breached the prior settlement agreement by filing its current action. The motion to enjoin is fully briefed and awaiting disposition by the court.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

A hearing on our motion to enjoin and motion for leave to file our counterclaim occurred on February 21, 2019. We intend to continue to vigorously defend this action.

In September 2018, we were named as a defendant in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al. The Plaintiffs are alleging that GLIC, our indirect wholly-owned subsidiary, failed to maintain adequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, the Plaintiffs exercised their right to amend their complaint. We intend to continue to vigorously defend this action.

In January 2019, Genworth Financial and GLIC were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned Jerome Skochin, Susan Skochin, and Larry Huber, individually and on behalf of all other persons similarly situated v. Genworth Financial, Inc. and Genworth Life Insurance Company. The Plaintiffs seek to represent long-term care insurance policyholders, alleging that Genworth made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of the implied covenant of good faith and fair dealing, fraudulent inducement and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (on behalf of the two named Plaintiffs who are Pennsylvania residents), and seeks damages (including statutory treble damages under Pennsylvania law) in excess of $5 million. We intend to vigorously defend this action.

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

(b) Commitments

As of December 31, 2018, we were committed to fund $539 million in limited partnership investments, $41 million in U.S. commercial mortgage loan investments and $32 million in private placement investments. As of December 31, 2018, we were committed to fund $33 million of bank loan investments which had not yet been drawn.

In connection with the issuance of non-recourse funding obligations by Rivermont I, Genworth entered into a liquidity commitment agreement with Rivermont I and a third-party trust which issued the floating rate notes. The liquidity agreement requires Genworth to establish a line of credit facility in 2040 for the benefit of the trust in the amount of the estimated liquidity commitment amount which is the market value of the assets held in the trust supporting the outstanding notes as of the note maturity date in 2050. In addition, it also requires at the note maturity date, that Genworth loan the trust any liquidity commitment amounts. Any loan or drawn line of credit amount is an obligation of the trust and Rivermont I and shall accrue interest at LIBOR plus a margin of 1.2%. In consideration for entering into this agreement, Genworth received from Rivermont I a one-time

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

commitment fee of approximately $2 million. The expected amount of future obligation under this agreement before repayment is approximately $25 million based on current projections.

(22) Changes In Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2018	$1,085	$2,065	$(123)	$3,027
Cumulative effect of changes in accounting	164	14	(47)	131
OCI before reclassifications	(653)	(194)	(301)	(1,148)
Amounts reclassified from (to) OCI	(18)	(104)	—	(122)

Current period OCI	(671)	(298)	(301)	(1,270)

Balances as of December 31, 2018 before noncontrolling interests	578	1,781	(471)	1,888
Less: change in OCI attributable to noncontrolling interests	(17)	—	(139)	(156)

Balances as of December 31, 2018	$595	$1,781	$(332)	$2,044

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2017	$1,262	$2,085	$(253)	$3,094
OCI before reclassifications	(84)	38	251	205
Amounts reclassified from (to) OCI	(102)	(58)	—	(160)

Current period OCI	(186)	(20)	251	45

Balances as of December 31, 2017 before noncontrolling interests	1,076	2,065	(2)	3,139
Less: change in OCI attributable to noncontrolling interests	(9)	—	121	112

Balances as of December 31, 2017	$1,085	$2,065	$(123)	$3,027

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2016	$1,254	$2,045	$(289)	$3,010
OCI before reclassifications	54	120	54	228
Amounts reclassified from (to) OCI	(57)	(80)	—	(137)

Current period OCI	(3)	40	54	91

Balances as of December 31, 2016 before noncontrolling interests	1,251	2,085	(235)	3,101
Less: change in OCI attributable to noncontrolling interests	(11)	—	18	7

Balances as of December 31, 2016	$1,262	$2,085	$(253)	$3,094

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance in the charts above included $(2) million, $(13) million and $(11) million, respectively, net of taxes of $1 million, $6 million and $5 million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2018, 2017 and 2016. The balance also included taxes of $(45) million, $— and $19 million, respectively, related to foreign currency translation adjustments as of December 31, 2018, 2017 and 2016. These balances include the impact of adopting new accounting guidance related to stranded tax effects.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the consolidated statements of income
	Years ended December 31,
(Amounts in millions)	2018	2017	2016
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(23)	$(157)	$(88)	Net investment (gains) losses
(Provision) benefit for income taxes	5	55	31	(Provision) benefit for income taxes

Total	$(18)	$(102)	$(57)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(153)	$(131)	$(112)	Net investment income
Interest rate swaps hedging assets	(9)	(8)	(2)	Net investment (gains) losses
Inflation indexed swaps	—	—	(2)	Net investment income
Inflation indexed swaps	—	—	(7)	Net investment (gains) losses
(Provision) benefit for income taxes	58	81	43	(Provision) benefit for income taxes

Total	$(104)	$(58)	$(80)

(1)	Amounts exclude adjustments to DAC, PVFP, sales inducements and benefit reserves.

(23) Noncontrolling Interests

Canada

In July 2009, Genworth Canada, our indirect subsidiary, completed an IPO of its common shares and we beneficially owned 57.5% of the common shares of Genworth Canada through subsidiaries. We currently hold approximately 57.0% of the outstanding common shares of Genworth Canada on a consolidated basis through subsidiaries. In addition, we have the right, exercisable at our discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then-current market price. We also have a right of first refusal with respect to the transfer of these common shares of Genworth Canada by our U.S. mortgage insurance companies.

In May 2018, Genworth Canada announced acceptance by the Toronto Stock Exchange (“TSX”) of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 6, 2019, up to an aggregate of approximately 4.5 million of its issued and outstanding common shares. During 2018, Genworth Canada repurchased approximately 2.4 million of its shares for CAD$100 million through the NCIB. We participated in order to maintain our ownership position of approximately 57.0% and received $41 million in cash. Of the $41 million of cash proceeds received, $14 million was paid as a dividend to Genworth Holdings in 2018, $13 million was retained by GMICO and we expect the remaining amount of $14 million to be paid to Genworth Holdings as a dividend in the first quarter of 2019. If Genworth Canada decides to repurchase additional shares through the NCIB, we intend to participate in order to maintain our overall ownership at its current level.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

In May 2017, Genworth Canada announced acceptance by the TSX of its Notice of Intention to Make an NCIB. Pursuant to the NCIB, Genworth Canada repurchased approximately 1.1 million of its shares for CAD$40 million in 2017 through the NCIB. As the majority shareholder, we participated in order to maintain our ownership position and received $18 million in cash. Of the $18 million of cash proceeds received, $12 million was paid as a dividend to Genworth Holdings and $6 million was retained by GMICO. In March 2018, Genworth Canada completed its share repurchases under this program, repurchasing approximately 1.2 million shares for CAD$50 million. We participated in order to maintain our ownership position and received $22 million in cash. Of the $22 million of cash proceeds received, $16 million was paid as a dividend to Genworth Holdings and $6 million was retained by GMICO.

In 2018, 2017 and 2016, dividends of $57 million, $54 million and $50 million, respectively, were paid to the noncontrolling interests of Genworth Canada.

Australia

In May 2014, Genworth Australia, a holding company for our Australian mortgage insurance business, completed an IPO of its ordinary shares and we beneficially owned 66.2% of the ordinary shares of Genworth Australia through subsidiaries.

On May 11, 2015, we sold 92.3 million of our shares in Genworth Australia at AUD$3.08 per ordinary share. The offering closed on May 15, 2015. Following completion of the offering, we beneficially owned approximately 52.0% of the ordinary shares of Genworth Australia through subsidiaries. The majority of the net proceeds of the offering were distributed to Genworth Holdings. The net proceeds of the offering were approximately $226 million.

In May 2018, Genworth Australia announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 36 million of its shares for AUD$100 million. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0% and received $37 million in cash, which was paid as dividends to Genworth Holdings.

In August 2017, Genworth Australia announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 17 million of its shares for AUD$51 million in 2017. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position and received $20 million in cash, which was paid as dividends to Genworth Holdings. In February 2018, Genworth Australia completed its share repurchases under this program, repurchasing approximately 19 million of its shares for AUD$49 million. We participated in on-market sales transactions to maintain our ownership position and received $20 million in cash, which was paid as a dividend to Genworth Holdings.

On June 1, 2016, Genworth Australia completed a capital management initiative of AUD$202 million representing a return of capital of AUD$0.34 per share. As a result of the return of capital every one share was converted into 0.8555 shares. We received $76 million for our portion of the capital reduction and our ownership percentage remained at 52.0%.

In 2018, 2017 and 2016, dividends of $40 million, $53 million and $88 million, respectively, were paid to the noncontrolling interests of Genworth Australia.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

(24) Sale of Businesses

European mortgage insurance business

On May 9, 2016, we completed the sale of our European mortgage insurance business to AmTrust Financial Services, Inc., and finalized the accounting of the sale through a purchase price adjustment by recording a net after-tax gain of $18 million comprised of a pre-tax loss of $9 million and a tax benefit of $27 million primarily related to the reversal of a deferred tax valuation allowance. The sale was completed based upon the final receipt of net proceeds of approximately $50 million. The $18 million net gain refined the previously recognized loss on sale of $140 million recorded in 2015.

Lifestyle protection insurance

On December 1, 2015, we completed the sale of our lifestyle protection insurance business and received approximately $400 million of net proceeds, and recorded an after-tax loss of approximately $381 million, net of taxes of $155 million. In 2016, we continued to finalize the closing balance sheet and purchase price adjustments and recorded an after-tax loss of $29 million which primarily related to tax items and claim liabilities. In 2017, we recorded an additional after-tax loss of $9 million primarily related to an adjustment of certain claims previously included in discontinued operations and tax items. We retained liabilities for certain claims, taxes and sales practices that occurred while we owned the lifestyle protection insurance business. We have established our current best estimates for these liabilities, where appropriate; however, there may be future adjustments to these estimates and contingent liabilities that are not currently recorded that could become probable and estimable, which could result in the establishment of a liability and an expense to net income (loss).

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of December 31, 2018 and 2017 and the condensed consolidating income statement information, condensed consolidating comprehensive income statement information and condensed consolidating cash flow statement information for the years ended December 31, 2018, 2017 and 2016.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents the condensed consolidating balance sheet information as of December 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$59,861	$ (200)	$59,661
Equity securities, at fair value	—	—	655	—	655
Commercial mortgage loans	—	—	6,687	—	6,687
Restricted commercial mortgage loans related to securitization entities	—	—	62	—	62
Policy loans	—	—	1,861	—	1,861
Other invested assets	—	86	1,104	(2)	1,188
Investments in subsidiaries	12,570	11,462	—	(24,032)	—

Total investments	12,570	11,548	70,230	(24,234)	70,114
Cash, cash equivalents and restricted cash	—	429	1,748	—	2,177
Accrued investment income	—	—	679	(4)	675
Deferred acquisition costs	—	—	3,263	—	3,263
Intangible assets and goodwill	—	—	347	—	347
Reinsurance recoverable	—	—	17,278	—	17,278
Other assets	15	62	397	—	474
Intercompany notes receivable	—	180	6	(186)	—
Deferred tax assets	14	907	(185)	—	736
Separate account assets	—	—	5,859	—	5,859

Total assets	$12,599	$13,126	$99,622	$(24,424)	$100,923

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$37,940	$—	$37,940
Policyholder account balances	—	—	22,968	—	22,968
Liability for policy and contract claims	—	—	10,379	—	10,379
Unearned premiums	—	—	3,546	—	3,546
Other liabilities	27	97	1,565	(7)	1,682
Intercompany notes payable	122	207	57	(386)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,567	458	—	4,025
Deferred tax liability	—	—	24	—	24
Separate account liabilities	—	—	5,859	—	5,859

Total liabilities	149	3,871	83,107	(393)	86,734

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,987	9,095	18,425	(27,520)	11,987
Accumulated other comprehensive income (loss)	2,044	2,144	2,060	(4,204)	2,044
Retained earnings	1,118	(1,984)	(6,012)	7,996	1,118
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,450	9,255	14,476	(23,731)	12,450
Noncontrolling interests	—	—	2,039	(300)	1,739

Total equity	12,450	9,255	16,515	(24,031)	14,189

Total liabilities and equity	$12,599	$13,126	$99,622	$(24,424)	$100,923

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents the condensed consolidating balance sheet information as of December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$62,725	$(200)	$62,525
Equity securities, at fair value	—	—	820	—	820
Commercial mortgage loans	—	—	6,341	—	6,341
Restricted commercial mortgage loans related to securitization entities	—	—	107	—	107
Policy loans	—	—	1,786	—	1,786
Other invested assets	—	75	1,742	(4)	1,813
Investments in subsidiaries	13,561	12,867	—	(26,428)	—

Total investments	13,561	12,942	73,521	(26,632)	73,392
Cash, cash equivalents and restricted cash	—	795	2,080	—	2,875
Accrued investment income	—	—	647	(3)	644
Deferred acquisition costs	—	—	2,329	—	2,329
Intangible assets and goodwill	—	—	301	—	301
Reinsurance recoverable	—	—	17,569	—	17,569
Other assets	3	54	397	(1)	453
Intercompany notes receivable	—	155	59	(214)	—
Deferred tax assets	27	807	(330)	—	504
Separate account assets	—	—	7,230	—	7,230

Total assets	$13,591	$14,753	$103,803	$(26,850)	$105,297

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$38,472	$—	$38,472
Policyholder account balances	—	—	24,195	—	24,195
Liability for policy and contract claims	—	—	9,594	—	9,594
Unearned premiums	—	—	3,967	—	3,967
Other liabilities	41	119	1,759	(9)	1,910
Intercompany notes payable	132	259	23	(414)	—
Borrowings related to securitization entities	—	—	40	—	40
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,724	500	—	4,224
Deferred tax liability	—	—	27	—	27
Separate account liabilities	—	—	7,230	—	7,230

Total liabilities	173	4,102	86,117	(423)	89,969

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,977	9,096	18,420	(27,516)	11,977
Accumulated other comprehensive income (loss)	3,027	3,037	3,051	(6,088)	3,027
Retained earnings	1,113	(1,482)	(5,998)	7,480	1,113
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,418	10,651	15,476	(26,127)	13,418
Noncontrolling interests	—	—	2,210	(300)	1,910

Total equity	13,418	10,651	17,686	(26,427)	15,328

Total liabilities and equity	$13,591	$14,753	$103,803	$(26,850)	$105,297

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents the condensed consolidating income statement information for the year ended December 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,519	$—	$4,519
Net investment income	(3)	14	3,266	(15)	3,262
Net investment gains (losses)	—	16	(162)	—	(146)
Policy fees and other income	—	—	798	(3)	795

Total revenues	(3)	30	8,421	(18)	8,430

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,684	—	5,684
Interest credited	—	—	611	—	611
Acquisition and operating expenses, net of deferrals	33	10	954	—	997
Amortization of deferred acquisition costs and intangibles	—	—	391	—	391
Interest expense	2	268	47	(18)	299

Total benefits and expenses	35	278	7,687	(18)	7,982

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(38)	(248)	734	—	448
Provision (benefit) for income taxes	(6)	(44)	201	—	151
Equity in income (loss) of subsidiaries	151	(176)	—	25	—

Income (loss) from continuing operations	119	(380)	533	25	297
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	119	(380)	533	25	297
Less: net income attributable to noncontrolling interests	—	—	178	—	178

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$119	$(380)	$355	$25	$119

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents the condensed consolidating income statement information for the year ended December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,004	$—	$4,004
Net investment income	(3)	8	3,210	(15)	3,200
Net investment gains (losses)	—	(14)	279	—	265
Policy fees and other income	—	5	823	(2)	826

Total revenues	(3)	(1)	8,316	(17)	8,295

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,179	—	5,179
Interest credited	—	—	646	—	646
Acquisition and operating expenses, net of deferrals	57	(2)	967	—	1,022
Amortization of deferred acquisition costs and intangibles	—	—	435	—	435
Interest expense	1	254	46	(17)	284

Total benefits and expenses	58	252	7,273	(17)	7,566

Income (loss) from continuing operations before income taxes and equity in loss of subsidiaries	(61)	(253)	1,043	—	729
Benefit for income taxes	—	(67)	(140)	—	(207)
Equity in income of subsidiaries	878	771	—	(1,649)	—

Income from continuing operations	817	585	1,183	(1,649)	936
Income (loss) from discontinued operations, net of taxes	—	4	(13)	—	(9)

Net income	817	589	1,170	(1,649)	927
Less: net income attributable to noncontrolling interests	—	—	110	—	110

Net income available to Genworth Financial, Inc.’s common stockholders	$817	$589	$1,060	$(1,649)	$817

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$119	$(380)	$533	$25	$297
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(652)	(602)	(669)	1,254	(669)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	(2)	(2)	4	(2)
Derivatives qualifying as hedges	(298)	(299)	(310)	609	(298)
Foreign currency translation and other adjustments	(162)	(129)	(301)	291	(301)

Total other comprehensive income (loss)	(1,114)	(1,032)	(1,282)	2,158	(1,270)

Total comprehensive loss	(995)	(1,412)	(749)	2,183	(973)
Less: comprehensive income attributable to noncontrolling interests	—	—	22	—	22

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(995)	$(1,412)	$(771)	$2,183	$(995)

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$817	$589	$1,170	$(1,649)	$927
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(178)	(189)	(187)	367	(187)
Net unrealized gains (losses) on other-than- temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	(20)	(19)	(19)	38	(20)
Foreign currency translation and other adjustments	130	109	252	(240)	251

Total other comprehensive income (loss)	(67)	(98)	47	163	45

Total comprehensive income	750	491	1,217	(1,486)	972
Less: comprehensive income attributable to noncontrolling interests	—	—	222	—	222

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$750	$491	$995	$(1,486)	$750

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income (loss)	$119	$(380)	$533	$25	$297
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Equity in (income) loss from subsidiaries	(151)	176	—	(25)	—
Dividends from subsidiaries	50	182	(232)	—	—
Amortization of fixed maturity securities discounts and premiums	—	—	(122)	—	(122)
Net investment (gains) losses	—	(16)	162	—	146
Charges assessed to policyholders	—	—	(697)	—	(697)
Acquisition costs deferred	—	—	(83)	—	(83)
Amortization of deferred acquisition costs and intangibles	—	—	391	—	391
Deferred income taxes	13	(105)	97	—	5
Trading securities, limited partnerships and derivative instruments	—	17	(266)	—	(249)
Stock-based compensation expense	35	—	2	—	37
Change in certain assets and liabilities:
Accrued investment income and other assets	—	6	(174)	—	(168)
Insurance reserves	—	—	1,555	—	1,555
Current tax liabilities	(35)	13	(30)	—	(52)
Other liabilities, policy and contract claims and other policy-related balances	(13)	14	570	2	573

Net cash from (used by) operating activities	18	(93)	1,706	2	1,633

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,756	—	3,756
Commercial mortgage loans	—	—	701	—	701
Restricted commercial mortgage loans related to securitization entities	—	—	45	—	45
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	6,192	—	6,192
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(10,706)	—	(10,706)
Commercial mortgage loans	—	—	(1,047)	—	(1,047)
Other invested assets, net	—	—	404	(2)	402
Policy loans, net	—	—	35	—	35
Intercompany notes receivable	—	(25)	53	(28)	—
Capital contributions to subsidiaries	(6)	—	6	—	—

Net cash used by investing activities	(6)	(25)	(561)	(30)	(622)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	1,193	—	1,193
Withdrawals from universal life and investment contracts	—	—	(2,355)	—	(2,355)
Proceeds from the issuance of long-term debt	—	441	—	—	441
Repayment and repurchase of long-term debt	—	(600)	—	—	(600)
Repayment of borrowings related to securitization entities	—	—	(40)	—	(40)
Intercompany notes payable	(10)	(52)	34	28	—
Repurchase of subsidiary shares	—	—	(105)	—	(105)
Dividends paid to noncontrolling interests	—	—	(97)	—	(97)
Other, net	(2)	(37)	(19)	—	(58)

Net cash used by financing activities	(12)	(248)	(1,389)	28	(1,621)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(88)	—	(88)

Net change in cash, cash equivalents and restricted cash	—	(366)	(332)	—	(698)
Cash , cash equivalents and restricted cash at beginning of period	—	795	2,080	—	2,875

Cash, cash equivalents and restricted cash at end of period	$—	$429	$1,748	$—	$2,177

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$817	$589	$1,170	$(1,649)	$927
Less (income) loss from discontinued operations, net of taxes	—	(4)	13	—	9
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(878)	(771)	—	1,649	—
Dividends from subsidiaries	—	148	(148)	—	—
Amortization of fixed maturity securities discounts and premiums	—	5	(152)	—	(147)
Net investment (gains) losses	—	14	(279)	—	(265)
Charges assessed to policyholders	—	—	(713)	—	(713)
Acquisition costs deferred	—	—	(88)	—	(88)
Amortization of deferred acquisition costs and intangibles	—	—	435	—	435
Deferred income taxes	10	7	(385)	—	(368)
Trading securities and derivative instruments	—	(44)	747	—	703
Stock-based compensation expense	30	—	12	—	42
Change in certain assets and liabilities:
Accrued investment income and other assets	5	(41)	66	—	30
Insurance reserves	—	—	1,625	—	1,625
Current tax liabilities	23	(89)	62	—	(4)
Other liabilities, policy and contract claims and other policy-related balances	(35)	80	327	(4)	368

Net cash from (used by) operating activities	(28)	(106)	2,692	(4)	2,554

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	4,766	—	4,766
Commercial mortgage loans	—	—	579	—	579
Restricted commercial mortgage loans related to securitization entities	—	—	22	—	22
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	4,226	—	4,226
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(8,888)	—	(8,888)
Commercial mortgage loans	—	—	(806)	—	(806)
Other invested assets, net	—	25	(730)	4	(701)
Policy loans, net	—	—	48	—	48
Intercompany notes receivable	—	(71)	8	63	—
Capital contributions to subsidiaries	(12)	—	12	—	—
Payments for businesses purchased, net of cash acquired	(7)	—	2	—	(5)

Net cash used by investing activities	(19)	(46)	(761)	67	(759)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	857	—	857
Withdrawals from universal life and investment contracts	—	—	(2,397)	—	(2,397)
Repayment of borrowings related to securitization entities	—	—	(34)	—	(34)
Intercompany notes payable	48	(8)	23	(63)	—
Repurchase of subsidiary shares	—	—	(33)	—	(33)
Dividends paid to noncontrolling interests	—	—	(107)	—	(107)
Other, net	(1)	(43)	(10)	—	(54)

Net cash from (used by) financing activities	47	(51)	(1,701)	(63)	(1,768)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	64	—	64

Net change in cash, cash equivalents and restricted cash	—	(203)	294	—	91
Cash, cash equivalents and restricted cash at beginning of period	—	998	1,786	—	2,784

Cash, cash equivalents and restricted cash at end of period	$—	$795	$2,080	$—	$2,875

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income (loss)	$(277)	$(459)	$450	$219	$(67)
Less loss from discontinued operations, net of taxes	1	12	16	—	29
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Equity in loss from subsidiaries	166	53	—	(219)	—
Dividends from subsidiaries	—	250	(250)	—	—
(Gain) loss on sale of businesses	—	1	(27)	—	(26)
Amortization of fixed maturity securities discounts and premiums	—	4	(142)	—	(138)
Net investment (gains) losses	—	1	(73)	—	(72)
Charges assessed to policyholders	—	—	(782)	—	(782)
Acquisition costs deferred	—	—	(150)	—	(150)
Amortization of deferred acquisition costs and intangibles	—	—	498	—	498
Deferred income taxes	(6)	233	(82)	—	145
Trading securities and derivative instruments	—	5	704	—	709
Stock-based compensation expense	23	—	9	—	32
Change in certain assets and liabilities:
Accrued investment income and other assets	(9)	98	(445)	(2)	(358)
Insurance reserves	—	—	1,315	—	1,315
Current tax liabilities	—	42	(10)	—	32
Other liabilities, policy and contract claims and other policy-related balances	20	(43)	723	5	705

Net cash from (used by) operating activities	(82)	197	1,754	3	1,872

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	3,739	—	3,889
Commercial mortgage loans	—	—	700	—	700
Restricted commercial mortgage loans related to securitization entities	—	—	32	—	32
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	5,629	—	5,629
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(11,529)	—	(11,529)
Commercial mortgage loans	—	—	(649)	—	(649)
Other invested assets, net	—	—	(151)	(3)	(154)
Policy loans, net	—	—	(77)	—	(77)
Intercompany notes receivable	—	(82)	—	82	—
Proceeds from sale of businesses, net of cash transferred	—	1	38	—	39

Net cash from (used by) investing activities	—	69	(2,268)	79	(2,120)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	1,349	—	1,349
Withdrawals from universal life and investment contracts	—	—	(2,004)	—	(2,004)
Redemption and repurchase of non-recourse funding obligations	—	—	(1,620)	—	(1,620)
Repayment and repurchase of long-term debt	—	(346)	(36)	—	(382)
Repayment of borrowings related to securitization entities	—	—	(42)	—	(42)
Intercompany notes payable	82	—	—	(82)	—
Return of capital to noncontrolling interests	—	—	(70)	—	(70)
Dividends paid to noncontrolling interests	—	—	(138)	—	(138)
Other, net	—	(46)	2	—	(44)

Net cash from (used by) financing activities	82	(392)	(2,559)	(82)	(2,951)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(10)	—	(10)

Net change in cash, cash equivalents and restricted cash	—	(126)	(3,083)	—	(3,209)
Cash, cash equivalents and restricted cash at beginning of period	—	1,124	4,869	—	5,993

Cash, cash equivalents and restricted cash at end of period	$—	$998	$1,786	$—	$2,784

For information on significant restrictions on dividends by, or loans or advances from, subsidiaries of Genworth Financial and Genworth Holdings, and the restricted net assets of those subsidiaries, see note 18.

Schedule I

Genworth Financial, Inc.

Summary of Investments—Other Than Investments in Related Parties

(Amounts in millions)

As of December 31, 2018, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$4,175	$4,631	$4,631
State and political subdivisions	2,406	2,552	2,552
Non-U.S. government	2,345	2,393	2,393
Public utilities	5,495	5,716	5,716
All other corporate bonds	43,560	44,369	44,369

Total fixed maturity securities	57,981	59,661	59,661
Equity securities	690	655	655
Commercial mortgage loans	6,687	xxxxx	6,687
Restricted commercial mortgage loans related to securitization entities	62	xxxxx	62
Policy loans	1,861	xxxxx	1,861
Other invested assets (1)	1,081	xxxxx	1,188

Total investments	$68,362	xxxxx	$70,114

(1)

The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Balance Sheets

(Amounts in millions)

	December 31,
	2018	2017
Assets
Investments in subsidiaries	$12,570	$13,561
Deferred tax asset	14	27
Other assets	15	3

Total assets	$12,599	$13,591

Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$27	$41
Intercompany notes payable	122	132

Total liabilities	149	173

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	11,987	11,977

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	585	1,075
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	10

Net unrealized investment gains (losses)	595	1,085

Derivatives qualifying as hedges	1,781	2,065
Foreign currency translation and other adjustments	(332)	(123)

Total accumulated other comprehensive income (loss)	2,044	3,027
Retained earnings	1,118	1,113
Treasury stock, at cost	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,450	13,418

Total liabilities and stockholders’ equity	$12,599	$13,591

See Notes to Schedule II

See Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Income

(Amounts in millions)

	Years ended December 31,
	2018	2017	2016
Revenues:
Net investment income	$(3)	$(3)	$(3)

Total revenues	(3)	(3)	(3)

Expenses:
Acquisition and operating expenses, net of deferrals	33	57	153
Interest expense	2	1	1

Total expenses	35	58	154

Loss before income taxes and equity in income (loss) of subsidiaries	(38)	(61)	(157)
Benefit from income taxes	(6)	—	(47)
Equity in income (loss) of subsidiaries	151	878	(166)
Loss from discontinued operations, net of taxes	—	—	(1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$119	$817	$(277)

See Notes to Schedule II

See Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Comprehensive Income

(Amounts in millions)

	Years ended December 31,
	2018	2017	2016
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$119	$817	$(277)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(652)	(178)	17
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	1	(9)
Derivatives qualifying as hedges	(298)	(20)	40
Foreign currency translation and other adjustments	(162)	130	36

Total other comprehensive income (loss)	(1,114)	(67)	84

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(995)	$750	$(193)

See Notes to Schedule II

See Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2018	2017	2016
Cash flows from (used by) operating activities:
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$119	$817	$(277)
Less loss from discontinued operations, net of taxes	—	—	1
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to net cash from (used by) operating activities:
Equity in (income) loss from subsidiaries	(151)	(878)	166
Dividends from subsidiaries	50	—	—
Deferred income taxes	13	10	(6)
Stock-based compensation expense	35	30	23
Change in certain assets and liabilities:
Accrued investment income and other assets	—	5	(9)
Current tax liabilities	(35)	23	—
Other liabilities and other policy-related balances	(13)	(35)	20

Net cash from (used by) operating activities	18	(28)	(82)

Cash flows used by investing activities:
Capital contributions paid to subsidiaries	(6)	(12)	—
Payments for business purchased	—	(7)	—

Net cash used by investing activities	(6)	(19)	—

Cash flows from (used by) financing activities:
Other, net	(2)	(1)	—
Intercompany notes payable	(10)	48	82

Net cash from (used by) financing activities	(12)	47	82

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—

Cash, cash equivalents and restricted cash at beginning of year	—	—	—

Cash, cash equivalents and restricted cash at end of year	$—	$—	$—

See Notes to Schedule II

See Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2018, 2017 and 2016

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

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide Holdings Group Co., Ltd., a limited liability company incorporated in the People’s Republic of China (together with its affiliates, “China Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of Asia Pacific Insurance. China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash.

At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement. The closing of the transaction remains subject to other conditions and approvals.

(2) Accounting Changes

On January 1, 2018, we adopted new accounting guidance related to the classification and presentation of changes in restricted cash. The new guidance requires that changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents be shown in the statements of cash flows and requires additional disclosures related to restricted cash and restricted cash equivalents. We adopted this new accounting guidance retrospectively and modified the line item descriptions on our balance sheets and statements of cash flows in our financial statements. The other impacts from this new accounting guidance did not have a significant impact on our financial statements or disclosures.

(3) Commitments

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

Genworth Financial also provides a full and unconditional guarantee to the holders of Genworth Holdings’ Term Loan. Genworth Financial and Genworth Holdings have joint and several guarantees associated with Rivermont I and the Tax Matters Agreement.

(4) Income Taxes

As of December 31, 2018 and 2017, Genworth Financial had a deferred tax asset of $14 million and $27 million, respectively, primarily comprised of share-based compensation. In the fourth quarter of 2017, Genworth Financial revalued its deferred tax assets to 21% under the TCJA. The revaluation resulted in a reduction to the deferred tax asset of $18 million, which was recorded through income from continuing operations. We also adopted new accounting guidance related to stock-based compensation in 2017 and recorded a previously disallowed deferred tax asset of $9 million. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes. Genworth Financial’s current income tax receivable was $11 million as of December 31, 2018 and current income tax payable was $23 million as of December 31, 2017. Net cash paid for taxes was $16 million for the year ended December 31, 2018. Net cash received for taxes was $32 million and $41 million for the years ended December 31, 2017 and 2016, respectively.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2018
U.S. Mortgage Insurance	$28	$—	$—	$296	$422
Canada Mortgage Insurance	121	—	—	84	1,533
Australia Mortgage Insurance	39	—	—	196	1,057
U.S. Life Insurance	2,879	37,939	19,663	9,782	530
Runoff	196	1	3,305	14	4
Corporate and Other	—	—	—	7	—

Total	$3,263	$37,940	$22,968	$10,379	$3,546

December 31, 2017
U.S. Mortgage Insurance	$28	$—	$—	$455	$404
Canada Mortgage Insurance	131	—	—	87	1,700
Australia Mortgage Insurance	49	—	—	218	1,299
U.S. Life Insurance	1,908	38,469	21,138	8,816	560
Runoff	213	3	3,057	11	4
Corporate and Other	—	—	—	7	—

Total	$2,329	$38,472	$24,195	$9,594	$3,967

See Report of Independent Registered Public Accounting Firm

Schedule III—Continued

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2018
U.S. Mortgage Insurance	$746	$93	$36	$9	$174	$764
Canada Mortgage Insurance	525	138	78	40	91	494
Australia Mortgage Insurance	373	67	110	16	101	242
U.S. Life Insurance	2,867	2,781	5,877	218	639	2,843
Runoff	—	174	189	33	57	—
Corporate and Other	8	9	5	—	309	8

Total	$4,519	$3,262	$6,295	$316	$1,371	$4,351

December 31, 2017
U.S. Mortgage Insurance	$695	$73	$107	$10	$169	$757
Canada Mortgage Insurance	519	132	54	41	100	509
Australia Mortgage Insurance	(140)	75	109	(5)	105	231
U.S. Life Insurance	2,922	2,755	5,386	272	641	2,902
Runoff	—	160	166	24	63	—
Corporate and Other	8	5	3	—	321	7

Total	$4,004	$3,200	$5,825	$342	$1,399	$4,406

December 31, 2016
U.S. Mortgage Insurance	$660	$63	$160	$9	$170	$744
Canada Mortgage Insurance	481	126	104	37	97	576
Australia Mortgage Insurance	337	94	113	13	107	231
U.S. Life Insurance	2,670	2,726	5,387	394	695	2,644
Runoff	—	147	173	28	70	—
Corporate and Other	12	3	4	—	488	13

Total	$4,160	$3,159	$5,941	$481	$1,627	$4,208

See Report of Independent Registered Public Accounting Firm

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Genworth Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia

February 27, 2019

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2018

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers:

Name	Age	Positions
Thomas J. McInerney	62	President and Chief Executive Officer, Director
Kelly L. Groh	50	Executive Vice President and Chief Financial Officer
Kevin D. Schneider	57	Executive Vice President and Chief Operating Officer
Ward E. Bobitz	54	Executive Vice President and General Counsel
Lori M. Evangel	56	Executive Vice President and Chief Risk Officer
Pamela M. Harrison	54	Executive Vice President—Human Resources
Daniel J. Sheehan IV	53	Executive Vice President—Chief Investment Officer
William H. Bolinder	75	Director, member of Nominating and Corporate Governance and Risk Committees
G. Kent Conrad	70	Director, member of Nominating and Corporate Governance and Risk Committees
Melina E. Higgins	51	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
David M. Moffett	67	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
Thomas E. Moloney	75	Director, member of Audit and Risk Committees
Debra J. Perry	67	Director, member of Audit and Risk Committees
Robert P. Restrepo Jr.	68	Director, member of Audit and Management Development and Compensation Committees
James S. Riepe	75	Non-Executive Chairman of the Board, member of Audit and Management Development and Compensation Committees

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Thomas J. McInerney has been our President and Chief Executive Officer and a director since January 2013. Before joining our company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer of ING’s insurance and investment management business worldwide. Prior to that, he served in a variety of senior roles with ING Groep NV after serving in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney is a member of the American Council of Life Insurers and serves, and has served, on its CEO Steering Committees and Board. Mr. McInerney received a B.A. in Economics from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College and serves on Tuck’s Board of Advisors.

Kelly L. Groh has been our Executive Vice President and Chief Financial Officer since October 2015. Ms. Groh also served as our Principal Accounting Officer from May 2012 to April 2016, the Company’s Vice President and Controller from May 2012 to November 2015, and as Acting Chief Financial Officer of our U.S. life insurance businesses from August 2014 through January 2015. Ms. Groh served in the Company’s Investment organization as Senior Vice President of Investment Portfolio Management from December 2010 to May 2012. From August 2008 to December 2010, she served as the Chief Financial Officer of the Company’s previous Retirement and Protection segment. From July 2004 to August 2008, she served as Senior Vice

President, Finance, which role included responsibility for varying periods of time over the Financial Planning and Analysis and the Investor Relations functions. From March 1996 until the Company’s IPO in 2004, Ms. Groh served in various finance capacities for predecessor companies, including GE Financial Assurance Holdings, Inc. Prior to joining the Company, Ms. Groh was employed by Price Waterhouse, LLP (now PriceWaterhouseCoopers, LLP) from September 1990 to March 1996. Ms. Groh received a B.A. in Business Administration (Accounting) from the University of Washington and graduated from The Executive Program at the Darden Graduate School of Business at the University of Virginia. Ms. Groh is a certified public accountant (“CPA”) and a chartered global management accountant (“CGMA”).

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

Debra J. Perry has served as a member of our board of directors since December 2016. Ms. Perry worked at Moody’s Corporation from 1992 to 2004. From 2001 to 2004, Ms. Perry was a senior managing director in the Global Ratings and Research Unit of Moody’s Investors Service, Inc. where she oversaw the Americas Corporate Finance and U.S. Public Finance Groups. From 1999 to 2001, Ms. Perry served as Chief Administrative Officer and Chief Credit Officer, and from 1996 to 1999, she was a group managing director for the Finance, Securities and Insurance Rating Groups of Moody’s Corporation. Ms. Perry has served as a director of Assurant, Inc., a provider of risk management solutions, since August 2017 and Korn/Ferry International, a talent management and executive search firm, since 2008. She has also served as a director of The Bernstein Funds (which currently oversees the Sanford C. Bernstein Fund, the Bernstein Fund and the Alliance Multi-Manager Alternative Fund) since July 2011 and has served as chair since July 2018. She was a member of the board of PartnerRe, a Bermuda-based reinsurance company, from June 2013 to March 2016. She was also a trustee of the Bank of America Funds from June 2011 until April 2016. Ms. Perry served on the board of directors of CNO Financial Group, Inc. from 2004 to 2011. In 2014, Ms. Perry was named to the National Association of Corporate Directors’ Directorship 100, which recognizes the most influential people in the boardroom and corporate governance community. From September 2012 to December 2014, Ms. Perry served as a member of the Executive Committee of the Committee for Economic Development (“CED”) in Washington, D.C. a non-partisan, business-led public policy organization, until its merger with the Conference Board, and she continues as a member of CED. Ms. Perry received her B.A. in History from the University of Wisconsin and her M.A. in European History from Yale University.

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

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule I—Summary of Investments—Other Than Investments in Related Parties

Schedule II—Financial Statements of Genworth Financial, Inc. (Parent Only)

Schedule III—Supplemental Insurance Information

3.	Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 1, 2013, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Sub XLVI, Inc. (renamed Genworth Financial, Inc.) and Sub XLII, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2013)

2.2	Offer Management Agreement, dated as of April 23, 2014, among Genworth Mortgage Insurance Australia Limited, Genworth Financial, Inc., Genworth Financial Mortgage Insurance Pty Limited, Genworth Financial Mortgage Indemnity Limited and the joint lead managers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 21, 2014)

2.3	Irrevocable Offer Deed, dated as of July 22, 2015, by AXA S.A. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.4	Letter Agreement, dated as of July 22, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.5	Sale and Purchase Agreement, dated as of September 17, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.6	Master Agreement, dated as of September 30, 2015, by and between Genworth Life and Annuity Insurance Company and Protective Life Insurance Company (incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

Number	Description

2.7	Agreement and Plan of Merger, dated October 21, 2016, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 24, 2016)

2.7.1	Waiver and Agreement, dated as of August 21, 2017, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 21, 2017)

2.7.2	Second Waiver and Agreement, dated as of November 29, 2017, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 29, 2017

2.7.3	Third Waiver and Agreement, dated as of February 23, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 26, 2018)

2.7.4	Fourth Waiver and Agreement, dated as of March 27, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 27, 2018)

2.7.5	Fifth Waiver and Agreement, dated as of June 28, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 28, 2018)

2.7.6	Sixth Waiver and Agreement, dated as of August 14, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 14, 2018)

2.7.7	Seventh Waiver and Agreement, dated as of November 30, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2018)

2.7.8	Eighth Waiver and Agreement, dated as of January 30, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 30, 2019)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of October 5, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 5, 2015)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006)

Number	Description

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006)

4.4	Second Supplemental Indenture, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.5	Third Supplemental Indenture, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 22, 2016)

4.6	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.8	Supplemental Indenture No. 4, dated as of May 22, 2008, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 22, 2008)

4.9	Supplemental Indenture No. 5, dated as of December 8, 2009, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 8, 2009)

4.10	Supplemental Indenture No. 6, dated as of June 24, 2010, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 24, 2010)

4.11	Supplemental Indenture No. 7, dated as of November 22, 2010, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2010)

4.12	Supplemental Indenture No. 8, dated as of March 25, 2011, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2011)

4.13	Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

Number	Description

4.14	Supplemental Indenture No. 10, dated as of August 8, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2013)

4.15	Supplemental Indenture No. 11, dated as of December 10, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 10, 2013)

4.16	Supplemental Indenture No. 12, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2016)

4.17	Supplemental Indenture No. 13, dated as of October 3, 2018, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 4, 2018)

10.1	Master Agreement, dated July 7, 2009, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Financial Mortgage Insurance Company Canada, Genworth MI Canada Inc. and Brookfield Life Assurance Company Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009)

10.1.1	Amendment No.1 to Master Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Financial Mortgage Insurance Company Canada and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2013)

10.1.2	Assignment and Amending Agreement for Master Agreement, dated October 1, 2015, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Holdings, Inc., Genworth Financial, Inc., Genworth Financial Mortgage Insurance Company Canada and Genworth Financial International Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.2	Shareholder Agreement, dated July 7, 2009, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009)

10.2.1	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation of North Carolina (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.2.2	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

Number	Description

10.2.3	Assignment and Assumption Agreement for Shareholder Agreement, dated August 10, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.2.4	Amending Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Mortgage Holdings, LLC, Genworth Mortgage Insurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina, Genworth Financial International Holdings, Inc., Genworth Residential Mortgage Assurance Corporation and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 1, 2013)

10.2.5	Assignment and Assumption Agreement for Shareholder Agreement, dated July 11, 2014, among Genworth MI Canada Inc., Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.2.6	Assignment and Amending Agreement for Shareholder Agreement, dated October 1, 2015, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Holdings, Inc., Genworth Financial, Inc., Genworth Mortgage Insurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina and Genworth Financial International Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.3	Master Agreement, dated April 23, 2014, between Genworth Financial, Inc. and Genworth Mortgage Insurance Company Australia Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.4	Shareholder Agreement, dated May 21, 2014, among Genworth Mortgage Insurance Australia Limited, Brookfield Life Assurance Company Limited, Genworth Financial International Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.4.1	Accession and Retirement Deed, dated September 15, 2015, among Genworth Financial International Holdings, Inc., Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.4.2	Accession and Retirement Deed, dated October 1, 2015, among Genworth Financial International Holdings, LLC, Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.5	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.5.1	Consent and Agreement to Become a Party to Restated Tax Matters Agreement, dated April 1, 2013, among Genworth Financial, Inc., Genworth Holdings, Inc., General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc. and GEI, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 1, 2013)

Number	Description

10.6	Canadian Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) (now known as Genworth Financial Mortgage Insurance Company Canada) and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K filed on June 7, 2004)

10.7	European Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K filed on June 7, 2004)

10.8	Australian Tax Matters Agreement, dated as of May 24, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K field on June 7, 2004)

10.9	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

10.9.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.10.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.11.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.12.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.13	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.13.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10.14	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.14.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.15.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.16	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.16.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.16.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.17	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.17.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.18	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.18.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.18.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.18.3	Third Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.19	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.20	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

Number	Description

10.21	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.22	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.23	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.24	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.25	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.26	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.26.1	Amendment No. 1 to Capital Maintenance Agreement, dated as of December 1, 2013, by and between General Electric Capital Corporation and Union Fidelity Life Insurance Company (received by Genworth Financial, Inc. with all required signatures for effectiveness from General Electric Capital Corporation and Union Fidelity Life Insurance Company in February 2015) (incorporated by reference to Exhibit 10.27.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014

10.27	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)

10.28	Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

10.29	Credit Agreement, dated as of March 7, 2018, among Genworth Holdings, Inc., as Borrower, Genworth Financial, Inc., as Parent, Goldman Sachs Lending Partners LLC, as Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2018)

10.30§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.30.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.30.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

10.31§	Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10.32§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.33§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.34§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K filed on December 30, 2004)

10.34.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.34.2§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.34.3§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.34.4§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011)

10.34.5§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.35§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.35.1§

First Amendment to the 2012 Genworth Financial, Inc. Omnibus Incentive Plan, dated as of December 12, 2017 (incorporated by reference to Exhibit 10.34.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

10.35.2§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.35.3§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.35.4§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.35.5§	Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.35.6§	Stock Appreciation Rights with a Maximum Share Value—CEO New Hire Grant under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35.7§	Form of Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

Number	Description

10.35.8§	Form of Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015)

10.35.9§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.36§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

10.37§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.38§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.39§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.39.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.39.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.40§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.41§	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2015)

10.42§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.43§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.44§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.45§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.46§	Amended and Restated Genworth Financial, Inc. 2015 Key Employee Severance Plan (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015))

10.47§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2016)

Number	Description

10.48§	Form of 2016-2018 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.49§	Form of 2018-2020 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.50§	Form of 2018-2020 Performance Cash Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.51§	Form of Cash Retention Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.52§	Form of 2017-2019 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2017)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002—Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

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

Dated: February 27, 2019

GENWORTH FINANCIAL, INC.

By:	/S/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 27, 2019

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