Form 10-K/A
period 2018-12-31
GENWORTH FINANCIAL INC
filed 2019-04-15
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

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

As of April 1, 2019, 503,207,308 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A is being filed with respect to Genworth Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019 (the “Form 10-K”). This Amendment updates Part III to contain certain additional information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.

Genworth stated in its 2018 Proxy Statement, filed with the SEC on November 1, 2018, that it expects to hold its 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”) on or about July 18, 2019. Due to the fact that Genworth and China Oceanwide Holdings Group Co., Ltd. are still working to satisfy the closing conditions under the Agreement and Plan of Merger, dated October 21, 2016, the Board of Directors has decided to defer the 2019 Annual Meeting to a later date. In the event Genworth holds a 2019 Annual Meeting, a press release will be issued, with sufficient notice to stockholders, announcing: (i) the date, time and location of the 2019 Annual Meeting; (ii) the new deadline for receipt of stockholder proposals submitted under Rule 14a-8 of the Securities Exchange Act of 1934 (the “Exchange Act”) for inclusion in Genworth’s proxy materials for the 2019 Annual Meeting; and (iii) the new deadline for written notice of director nominations and other business proposals that stockholders intend to be presented at the 2019 Annual meeting outside of Rule14a-8 of the Exchange Act.

As used in this Amendment, the terms “Genworth,” the “company,” “we,” “our” and “us” refer to Genworth Financial, Inc.

Genworth Financial, Inc.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers:

Name	Age	Positions
Thomas J. McInerney	62	President and Chief Executive Officer, Director
Kelly L. Groh	50	Executive Vice President and Chief Financial Officer
Kevin D. Schneider	57	Executive Vice President and Chief Operating Officer
Ward E. Bobitz	54	Executive Vice President and General Counsel
Lori M. Evangel	57	Executive Vice President and Chief Risk Officer
Pamela M. Harrison	54	Executive Vice President—Human Resources
Daniel J. Sheehan IV	53	Executive Vice President—Chief Investment Officer

The following sets forth certain biographical information with respect to our executive officers listed above.

Thomas J. McInerney has been our President and Chief Executive Officer and a director since January 2013. Before joining our company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer of ING’s insurance and investment management business worldwide. Prior to that, he served in a variety of senior roles with ING Groep NV after serving in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney is a member of the American Council of Life Insurers and serves, and has served, on its CEO Steering Committees and Board. Mr. McInerney received a B.A. in Economics from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College and serves on Tuck’s Board of Advisors.

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

Director	Age		Director Since
William H. Bolinder	75	*	2010
G. Kent Conrad	71		2013
Melina E. Higgins	51		2013
Thomas J. McInerney	62		2013
David M. Moffett	67		2012
Thomas E. Moloney	75	*	2009
Debra J. Perry	67		2016
Robert P. Restrepo Jr.	68		2016
James S. Riepe+	75	*	2006

*

Our Governance Principles state that directors generally will not be nominated for election to our Board of Directors after their 73rd birthday, although the Board may nominate candidates over 73 for special circumstances. On October 11, 2018, the Board of Directors determined that special circumstances existed to nominate for election to the Board at the 2018 Annual Meeting of Stockholders held on December 13, 2018 (the “2018 Annual Meeting”) each of Mr. Bolinder, Mr. Moloney and Mr. Riepe after his 73rd birthday. At the 2018 Annual Meeting, the stockholders voted to elect each of Mr. Bolinder, Mr. Moloney and Mr. Riepe to the Board of Directors to hold office until the 2019 Annual Meeting and until his successor has been elected and qualified.

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

Thomas J. McInerney, President and Chief Executive Officer of Genworth Financial, Inc.

Mr. McInerney has been our President and Chief Executive Officer and a director since January 2013. Before joining our company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer of ING’s insurance and investment management business worldwide. Prior to that, he served in a variety of senior roles with ING Groep NV after serving in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney is a member of the American Council of Life Insurers and serves, and has served, on its CEO Steering Committees and Board. Mr. McInerney received a B.A. in Economics from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College and serves on Tuck’s Board of Advisors.

Qualifications: Mr. McInerney offers insight into our company from his current role as the President and Chief Executive Officer. He also brings extensive knowledge of the insurance and financial services industries gained through 40 years of experience serving in significant leadership positions with Genworth, ING Groep NV and Aetna.

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

Debra J. Perry, former Executive at Moody’s Investor Service, Inc.

Ms. Perry worked at Moody’s Corporation from 1992 to 2004. From 2001 to 2004, Ms. Perry was a senior managing director in the Global Ratings and Research Unit of Moody’s Investors Service, Inc. where she oversaw the Americas Corporate Finance and U.S. Public Finance Groups. From 1999 to 2001, Ms. Perry served as Chief Administrative Officer and Chief Credit Officer, and from 1996 to 1999, she was a group managing director for the Finance, Securities and Insurance Rating Groups of Moody’s Corporation. Ms. Perry has served as a director of Assurant, Inc., a provider of risk management solutions, since August 2017 and Korn/Ferry International, a talent management and executive search firm, since 2008. She has also served as a director of The Bernstein Funds (which currently oversees the Sanford C. Bernstein Fund, the Bernstein Fund and the Alliance Multi-Manager Alternative Fund) since July 2011 and has served as chair since July 2018. She was a member of the board of PartnerRe, a Bermuda-based reinsurance company, from June 2013 to March 2016. She was also a trustee of the Bank of America Funds from June 2011 until April 2016. Ms. Perry served on the board of directors of CNO Financial Group, Inc. from 2004 to 2011. In 2014, Ms. Perry was named to the National Association of Corporate Directors’ Directorship 100, which recognizes the most influential people in the boardroom and corporate governance community. From September 2012 to December 2014, Ms. Perry served as a member of the Executive Committee of the Committee for Economic Development (“CED”) in Washington, D.C. a non-partisan, business-led public policy organization, until its merger with the Conference Board, and she continues as a member of CED. Ms. Perry received her B.A. in History from the University of Wisconsin and her M.A. in European History from Yale University.

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

Committees: Mr. Riepe is a member of the Audit Committee and the Management Development and Compensation Committee.

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

Subject to the rights of the holders of any outstanding series of our preferred stock, our certificate of incorporation provides that the number of authorized directors of our company will be fixed from time to time by a resolution adopted by our Board of Directors, but will not be less than one nor more than fifteen. Our Governance Principles further state that the size of the Board should be in the range of seven to 15 directors. Our Board of Directors has set the size of the Board of Directors at nine members, but continues to evaluate the optimal size for the Board and may consider the addition of one or more independent directors to the Board in the future.

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

Risk Committee

The purpose of the Risk Committee is to assist the Board in its oversight of all areas relating to Genworth’s enterprise risk management policies and the related risk profiles, including, but not limited to, the following major risk exposures: credit risks; market risks; insurance risks; housing risks; operational risks; model risks; information technology risks; and any other risk that poses a material threat to the viability of the company.

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

•	receiving regular reports on the efforts to implement and comply with regulatory requirements related to risk management;

•	reviewing and overseeing the control, management and mitigation processes relating to Genworth’s enterprise risk management policies and risk appetite;

•	reviewing Genworth’s ability to assess and manage significant and emerging risks;

•	reviewing and analyzing Genworth’s major risk exposures, strategies, processes, and policies, with accompanying stress tests;

•	reviewing and overseeing Genworth’s internal risk function;

•	periodically reviewing and overseeing Genworth’s compliance processes and policies;

•	periodically reviewing and overseeing Genworth’s information technology and information security systems, processes and policies, with a presentation on this topic to the full Board at least annually;

•	receiving reports regarding risks associated with litigation and investigations/regulatory matters involving the company; and

•	discussing with management the company’s overall investment portfolio and investment strategies.

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

To our knowledge, all filings required to be made by reporting persons during 2018 were timely made in accordance with the requirements of Section 16(a) of the Exchange Act.

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

In reliance on the review and discussion referred to above, the Management Development and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Genworth’s Form 10-K for the fiscal year ended December 31, 2018, which has been or will be filed with the U.S. Securities and Exchange Commission.

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

•	Thomas J. McInerney, President and Chief Executive Officer (“CEO”);

•	Kelly L. Groh, Executive Vice President and Chief Financial Officer (“CFO”);

•	Kevin D. Schneider, Executive Vice President and Chief Operating Officer (“COO”);

•	Ward E. Bobitz, Executive Vice President and General Counsel (“General Counsel”);

•	Daniel J. Sheehan IV, Executive Vice President and Chief Investment Officer (“CIO”); and

•	Scott McKay, Former Executive Vice President and Chief Strategy Officer, who resigned as an executive officer on February 14, 2018 and resigned from the company on March 31, 2018.

This section includes information regarding 2018 compensation and a discussion of our annual compensation program for our named executive officers, excluding Mr. McKay. We refer to this subset of our named executive officers as our “continuing named executive officers,” or “continuing NEOs.” Information regarding Mr. McKay’s separation payments in 2018 is provided separately under the Executive Compensation—Separation Payments and Benefits to our Former Chief Strategy Officer section below.

Executive Summary

We aligned named executive officer incentives in 2018 with the execution of financial and other strategic initiatives that would improve our operating performance, enable strategic flexibility of our life and long-term care (“LTC”) insurance businesses, and increase returns in our mortgage insurance businesses. We met or exceeded key operational, strategic and financial objectives for 2018 across many businesses.

On October 21, 2016, Genworth Financial, Inc. (“Genworth”) entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide Holdings Group Co., Ltd., a limited liability company incorporated in the People’s Republic of China (together with its affiliates, “Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth with Genworth surviving the merger as an indirect, wholly-owned subsidiary of Asia Pacific Insurance (the “Merger” or “Oceanwide Transaction”). Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. The transaction has been approved by Genworth’s stockholders, and is subject to other closing conditions, including the receipt of regulatory approvals.(1)

(1)

This Compensation Discussion and Analysis, as well as the compensation disclosure that follows under Item 12, are presented without regard to the terms of the Oceanwide Transaction. For further information regarding the terms, conditions and interests of certain persons under the Oceanwide Transaction, see our proxy statement for the special meeting of stockholders held on March 7, 2017, which was filed on January 25, 2017.

2018 Company Performance

Below is a summary of our key performance results for 2018:

Mortgage Insurance

•

Our U.S. and Canada mortgage insurance businesses significantly exceeded their goals with respect to adjusted operating income(1) and operating ROE(2), while our Australia mortgage insurance business met its strategic objectives but underachieved financial objectives with respect to both its adjusted operating income and operating ROE targets.

•

We exceeded our internal goals for our Private Mortgage Insurer Eligibility Requirements (“PMIERs”) capital requirements in our U.S. mortgage insurance business and exceeded internal goals for its new business pricing returns and other strategic metrics; and

•

We maintained prudent top-line growth in our Canada mortgage insurance business within risk tolerances, and maintained strong portfolio quality and strong capital ratios while delivering substantial capital returns through dividends and share buybacks.

U.S. Life Insurance

•	We exceeded our internal targets for premium rate increases on our unprofitable legacy blocks of LTC insurance, and continued execution of our multi-year rate action filing plan;

•

We exceeded our internal goals with respect to our U.S. generally accepted accounting principles (“GAAP”) operating income metric as described in the Annual Incentive section below, although we underachieved financial objectives with respect to our U.S. statutory income target; and

•	We met or exceeded targets for operational goals, including claims management process improvements and in-force capital management actions (including reinsurance restructuring transactions), in 2018.

Corporate and Other

•	We had strong investment portfolio performance, exceeding our goals for net investment income, purchase yield, and impairments and trading losses for the year.

Impact of 2018 Performance on Executive Compensation

Our operating performance in 2018, as well as our trailing three-year performance, have directly impacted our continuing named executive officer compensation, as follows:

•

The company met or exceeded key operational, strategic and financial objectives for 2018 across all businesses, with the exception of our Australia mortgage insurance business, which met operational and strategic objectives but did not achieve its financial objectives;

•

Annual incentive awards for our continuing named executive officers were based on achievement of certain above target financial and strategic performance measures. The Compensation Committee decided not to exercise any discretion to award higher annual incentive payouts based on individual performance; and

(1)

“Adjusted operating income (loss)” equals income (loss) from continuing operations excluding the after-tax effects of income (loss) attributable to non-controlling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs, and infrequent or unusual non-operating items.

(2)	“Operating ROE” for each of our mortgage insurance businesses is defined in the table outlining key financial metrics on page 21.

•	Our 2016-2018 performance stock unit (“PSU”) awards paid out above target, driven by strong mortgage insurance performance and LTC rate action achievements.

Consideration of Last Year’s Advisory Stockholder Vote on Executive Compensation

Annual advisory votes to approve named executive officer compensation serve as a tool to help guide the Compensation Committee in evaluating the alignment of the company’s executive compensation programs with the interests of the company and our stockholders. In preparation for the 2018 advisory vote, we contacted many of our institutional stockholders in the Fall of 2018 for input on the company’s compensation and governance practices, and to address their questions. At the 2018 Annual Meeting, over 55% of the shares voted were cast in favor of the compensation paid to the named executive officers in 2017, as discussed and disclosed in the 2018 proxy statement.

In considering the results of the 2018 advisory vote to approve named executive officer compensation for 2017, the Compensation Committee concluded that the company’s overall pay practices and the compensation paid to our named executive officers relative to the company’s performance warrant further review. Due to the fact that the 2018 Annual Meeting did not occur until December, the Compensation Committee had already finalized the design and structure for the Corporation’s 2018 executive compensation program. In light of the vote, the Compensation Committee elected to defer key decisions around future pay design features until later in 2019 to allow for additional review of the matter.

Governance and Principles Underlying Our Compensation Programs

Our objective in compensating executive officers is to attract, retain and motivate employees of superior ability who are dedicated to the long-term interests of our stockholders. This has proven to be a significant issue for the company as challenges from legacy LTC insurance blocks of business have materially impaired the financial performance and stockholder value of the company. The following principles guide our compensation program design and individual compensation decisions. Additionally, we have highlighted below key elements of our compensation programs or policies for named executive officers that illustrate how we support these principles in practice:

Our Guiding Principles	Examples of Programs or Policies That Support Our Principles
Compensation should be primarily performance-based and align executive officer incentives with stockholder interests across multiple timeframes.

•  Annual incentives (short-term performance-based awards)

•  Annual grants of long-term incentives to continuing NEOs include equity-based PSUs (vest based on company performance after three years), restricted stock units (long-term stock appreciation with an emphasis on retention), and performance-based cash (vest based on company performance after three years)

At-risk pay and compensation design should reflect an executive officer’s impact on company performance over time.

•  A majority of annual compensation of our continuing NEOs is completely at risk

•  Our CEO has 88% of total target pay linked to company performance, through restricted stock units, PSUs and annual incentives for 2018

•  Our other continuing NEOs have an average of 79% of total target pay linked to company performance through cash-based performance awards and annual incentives for 2018

•  Annual long-term incentive grants constitute the largest component of target compensation for continuing NEOs

Our Guiding Principles	Examples of Programs or Policies That Support Our Principles
Total compensation opportunities should be competitive within the relevant marketplace.	• Our compensation benchmarking approach, as described below, and annual review of the composition of our peer group
Our incentive compensation should reward financial and operational performance, and allow for qualitative assessment.

•  In determining annual incentive awards, the Compensation Committee measures performance against specific financial objectives for the person’s area of responsibility, together with a qualitative assessment of operational performance and other results

•  As noted above, this qualitative assessment is particularly important because of the significant impact on the performance of the company caused by the legacy LTC insurance blocks of business

•  Our long-term equity- and cash-based performance awards reward achievement of specific longer-term company objectives

Plan designs and incentives should support appropriate risk management practices.

•  Executive officer stock ownership guidelines for our CEO (7x salary), our COO, CFO and CIO (3x), and for our other Executive Vice Presidents or Senior Vice Presidents (2x)

•  50% retention ratio for net after-tax shares received from the vesting or exercise of all equity incentive awards until executive officers’ stock ownership guidelines are met, ensuring significant personal assets are aligned with long-term stockholder interests

•  Exercises of previously awarded stock options and SARs are settled in stock and are subject to a nine-month net hold requirement

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

Role of Management and Compensation Consultants

Our CEO and Executive Vice President—Human Resources regularly attend meetings of the Compensation Committee to provide analysis, details and recommendations regarding the company’s executive compensation programs and plan design. Our COO also periodically attends Compensation Committee meetings to provide additional analysis of business performance and strategy, context for understanding incentive goals and results, and his perspectives on leadership and talent within our operating businesses. Our CEO provides the Compensation Committee with performance assessments and compensation recommendations in his role as a manager for individual named executive officers (other than himself). The Compensation Committee, typically in the first quarter of each year, then determines and approves annual incentive award payouts for the prior year, any adjustments to base salary, target annual incentives for the upcoming year, and awards of long-term incentives to executive officers. For more information on the compensation decisions made in 2018, see the Our Annual Compensation Program section below.

The Compensation Committee has retained Steven Hall & Partners, LLC, an independent compensation consultant, to assist in reviewing and analyzing compensation data for our CEO and other named executive officers. The compensation consultant regularly attends Compensation Committee meetings and meets with the Compensation Committee in executive session without management present. The Compensation Committee occasionally requests special studies, assessments of market trends and education regarding changing laws and regulations from the compensation consultant to assist the Compensation Committee in its decision-making processes for the CEO and other executive officers. For example, in 2018, the compensation consultant supported the Compensation Committee’s evaluation of the peer group to be used for benchmarking purposes and recommended no changes to the group. The compensation consultant provides the Compensation Committee with advice, but does not determine the amount or form of compensation for our named executive officers. In 2018, the Compensation Committee assessed the independence of the compensation consultant and other advisors pursuant to SEC rules and concluded that no conflict of interest exists that would prevent the compensation consultant or other advisors from independently advising the Compensation Committee.

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

The Compensation Committee typically utilizes a combination of publicly available information related to a specific list of peer companies (the “Peer Group”), as well as information available through market compensation surveys to provide a broad perspective of market practice. While no individual company matches our lines of business precisely, the Peer Group is intended to represent, in the aggregate, companies with revenue sources and talent demands similar to the company. With respect to size, we generally look at revenue or total assets as indicators of comparability rather than market capitalization due to our legacy LTC insurance business and the potential for volatility year over year as stock prices change. The companies included in market surveys used by the company are not individually identifiable for a particular executive position (and therefore we are not benchmarking against any particular company within the survey), and also may change from year-to-year based on voluntary participation in the market surveys we use, mergers and divestitures, or changes in corporate structure.

To the extent we make changes to our business portfolio, or as peer companies adjust their own business lines or distribution channels, we will consider adding peers, or removing peers which no longer have revenue sources and talent demands similar to ours. The Compensation Committee will consider advice and recommendations developed by its compensation consultant to support our benchmarking principles. The Peer Group used when considering 2018 compensation actions was composed of the following companies:

Aflac, Inc.	Fidelity National Financial	Principal Financial Group, Inc.
American Financial Group, Inc.	First American Financial Corporation	Radian Group
Assurant, Inc.	Hanover Insurance Group	Reinsurance Group of America, Inc.
CNA Financial Corporation,	Lincoln National Corporation	Unum Group
CNO Financial Group, Inc.	MGIC Investment Corporation

In 2018, and following determination of 2018 compensation for our named executive officers, our Compensation Committee reviewed our Peer Group and determined that no changes were needed as it is appropriate based on company size, sources of revenue and sources of talent.

Our Annual Compensation Program

Our 2018 annual compensation program for named executive officers consists of the following key elements: base salary, annual incentive, and annual long-term incentive grants (including PSUs, restricted stock units (“RSUs”) and performance-based cash (“PCA”)). A significant portion of annual compensation of our continuing NEOs is completely at risk.

(1)	Represents 2018 annual incentive at target.
(2)	Represents grant date fair value of long-term incentive awards made in 2018.

Below is a summary and assessment of actions taken with respect to our annual compensation program for our executive officers.

Base Salary

Base salaries are generally intended to reflect the scope of an executive officer’s responsibilities and level of experience, reward sustained performance over time and be market competitive. In February 2018, the Compensation Committee undertook its annual review of executive officer base salaries. The Compensation Committee approved a 10% salary increase for each of Ms. Groh and Mr. Bobitz as a continuation of base salary progressions to market competitive levels following their promotions in 2015. Mr. Schneider also received a base salary increase of 3%, which also aligns to market competitive levels. The Compensation Committee determined to not make any base salary adjustments for the other continuing named executive officers at that time as the existing base salaries were considered competitive within the marketplace for their roles.

Annual Incentive

In our annual incentive program, we review performance against clear financial objectives, together with a qualitative assessment of operational objectives and other accomplishments toward strategic priorities not necessarily reflected in annual financial results. Each named executive officer has an annual incentive target, expressed as a percentage of base salary. The 2018 target annual incentive opportunities for our continuing named executive officers ranged from 100% to 200% of base salary, and payout opportunities for 2018 ranged from zero to 200% of their individual target amount. Individual annual incentive targets are reported in the 2018 Grants of Plan-Based Awards Table below. The Compensation Committee approved annual incentive target increases in 2018 from 100% to 125% of base salary for Ms. Groh and from 175% to 200% of base salary for Mr. Sheehan to better align with the market and further link pay with company performance.

The key financial objectives used to measure 2018 performance and the related results are summarized below. Adjusted operating income (loss) and operating Return on Equity (ROE) represented key top-level measures of financial performance for our mortgage insurance businesses. In our U.S. life insurance companies, we measured incremental premiums approved for LTC insurance in-force rate actions and operating income metrics.

Performance Unit	Key Financial Metrics ($ in millions)	2018 Target	2018 Measured Result	Variance
U.S. Mortgage Insurance	Adjusted operating income	$390	$490	$100

	Operating ROE (unlevered 5 pt average)(1)	15.7%	19.2%	350	bps

U.S. Life Insurance	Gross incremental premiums approved for LTC in-force rate actions(2)	$304	$394	$90

	U.S. Life Insurance and Runoff adjusted operating income metric(3)	$70	$85	$15

	Core Statutory pre-tax income metric(4)	$(5)	$(51)	$(46)

Investments	Net investment income(5)	$3,185	$3,269	$84

	Total company adjusted U.S. GAAP impairments and trading losses(6)	$(55)	$(2)	$53

	U.S. Life Insurance statutory impairments and trading losses and capital/credit migration impact(7)	$(110)	$(61)	$49

	Purchase yield vs. external benchmark	4.03%	4.47%	44	bps

Performance Unit	Key Financial Metrics (Canadian and Australian $ respectively in millions)	2018 Target	2018 Measured Result	Variance
Canada Mortgage Insurance	Adjusted operating income	$462	$475	$13

	Operating ROE (2 pt average)(8)	12.0%	12.0%	0	bps

Australia Mortgage Insurance	Adjusted operating income(9)	$101	$82	$(19)

	Operating ROE (4 pt average)(10)	5.5%	4.6%	(90	) bps

(1)

Operating ROE for our U.S. mortgage insurance business equals adjusted operating income divided by average ending Genworth’s stockholders’ equity attributable to our U.S. mortgage insurance business, excluding accumulated other comprehensive income (loss), for the most recent five quarters.

(2)	This metric measured the weighted-average increase on annualized LTC in-force premiums resulting from rate actions approved in 2018.
(3)

The U.S. Life Insurance and Runoff adjusted operating income metric includes the results of our Runoff segment and the benefits of LTC rate action approvals received whose income benefits are delayed until future periods. It excludes certain in-force reserve adjustments related to assumptions, methodology and modeling refinements, and was calculated as follows:

(amounts in millions)
U.S. Life Insurance and Runoff adjusted operating income (loss)	$(341)
Excludes:
Assumption updates and modeling refinements	395
Income impact of certain approved LTC rate action benefits delayed until future periods	31

U.S. Life Insurance and Runoff adjusted operating income metric	$85

(4)

The U.S. Life Insurance core statutory pre-tax income metric includes the results for Genworth Life Insurance Company (“GLIC”), Genworth Life and Annuity Insurance Company (“GLAIC”) and Genworth Life Insurance Company of New York (“GLICNY”), and excludes certain in-force reserve adjustments related to assumptions, methodology and modeling refinements; excludes expenses incurred in GLIC for planned sales in our new legal entity that have been delayed versus the original operating plan; and includes the benefits of LTC rate action approvals received whose income benefits are delayed until future periods. It was calculated as follows:

(amounts in millions)
Reported GLIC, GLAIC and GLICNY pre-tax statutory income (loss)	$(855)
Excludes:
Assumption updates, modeling refinements, reinsurance transaction impacts, and market related impacts	571
Stand-alone testing (Actuarial Guideline 38) of universal life insurance products with secondary guarantees	120
Income impact of certain approved LTC rate action benefits delayed until future periods	85
Expenses incurred in GLIC as sales in new legal entity have been delayed versus planning assumptions	28

U.S. Life Insurance core statutory pre-tax income metric	$(51)

(5)	2018 measured result for net investment income was adjusted to be translated at planned foreign exchange rates, which increased net investment income by $7 million.
(6)	Total company adjusted U.S. GAAP impairments and trading losses were calculated as follows:

(amounts in millions)
Net investment gains (losses)	$(146)
Excludes:
Losses on derivatives	95
Foreign exchange impact	(2)
Gains on sales of Treasury strips	(36)
Other mark to market adjustments	87

Total company adjusted U.S. GAAP impairments and trading losses	$(2)

(7)

Investment impairments and trading losses are calculated in accordance with statutory accounting rules and the capital/credit migration impact represents statutory risk-based capital impact to U.S. Life Insurance companies from changes in National Association of Insurance Commissioners or “NAIC” rating of invested assets shown at a 300% multiple.

(8)

Operating ROE for our Canada mortgage insurance business equals net operating income (reported under Canadian GAAP), divided by the average of the beginning and ending Genworth’s stockholders’ equity attributable to our Canadian mortgage insurance business, excluding accumulated other comprehensive income (loss).

(9)

Adjusted operating income for our Australia mortgage insurance business equals net profit after tax ($94 million) less after-tax realized investment security gains ($12 million) all reported under Australian GAAP.

(10)

Operating ROE equals adjusted operating income, divided by average ending Genworth’s stockholders’ equity attributable to our Australian mortgage insurance business, excluding after-tax fair value and realized gains and losses, for the most recent four quarters.

For 2018, the Compensation Committee also established the key strategic priorities designed to have an impact on company financial performance and stockholder value over time. The Compensation Committee took these strategic priorities into account when evaluating the performance of our continuing named executive officers and consideration was given for the accomplishments in their areas of responsibility. The key strategic priorities, and related accomplishments in 2018, included:

Key Strategic Priority	2018 Key Accomplishments/Results
Close Oceanwide Transaction & Transition Execution

•  The Committee on Foreign Investments in the United States (“CFIUS”) completed its review in June 2018 with no unresolved national security concerns

•  Obtained key regulatory approvals from Delaware, North Carolina, Vermont, Australia, New Zealand, and Fannie Mae and Freddie Mac (“GSEs”)

•  The National Development and Reform Commission (“NDRC”) in China accepted Oceanwide’s filing with respect to the proposed transaction, concluding its review

•  Significant progress made toward operational and security readiness in preparation for closing of the Oceanwide Transaction

Meaningful Progress in Addressing NAIC LTC Regulatory Framework (for CEO only)

•  Contributed to NAIC efforts to institute uniform approach to LTC premium re-rating

•  Developed an annual re-rating approach within specified parameters for new LTC policies; favorable response received from regulatory community

The Compensation Committee reviewed overall performance results against the applicable objectives in the pre-determined scorecard in determining the actual payouts of annual incentives and also considered the performance of each continuing named executive officer in their respective area of responsibility. After discussion it was determined that each continuing named executive officer would only receive annual incentives based on the achievement of the financial and strategic measures in their respective area of responsibility and no discretion would be employed in making the awards based on their individual performance. Amounts paid for 2018 are reported under the Non-Equity Incentive Plan Compensation—Annual Incentive column of the 2018 Summary Compensation Table.

Mr. McInerney

Mr. McInerney’s approved annual incentive award for 2018 was $2,500,000, or approximately 125% of his targeted amount for 2018, based on the achievement of the financial and strategic measures for the company.

In 2018, Mr. McInerney provided extraordinary contributions in support of gaining regulatory approvals for the Oceanwide Transaction, while still achieving above target financial results in the majority of our operating businesses for the year, including:

•	above target results for adjusted operating income and operating ROE in our U.S. and Canada mortgage insurance businesses;

•	above target results for GAAP operating income metric for our U.S. Life Insurance segment; and

•	above target results for key financial goals listed above for our investments organization.

Additionally, Mr. McInerney had accomplishments against key strategic and operational objectives set out at the beginning of the year, including:

•	continued meaningful progress toward developing a new LTC insurance business model and regulatory framework with the NAIC; and

•

making significant progress toward closing the Oceanwide Transaction and transition execution, including key regulatory approvals and completion of CFIUS review with no unresolved national security concerns.

Ms. Groh

Ms. Groh’s approved annual incentive award for 2018 was $1,000,000, or approximately 121% of her targeted amount based on the achievement of the financial and strategic measures for her areas of responsibility.

As CFO, Ms. Groh contributed towards achieving a majority of our financial and non-financial objectives noted above. Other key accomplishments in 2018 were:

•	active leadership and significant contributions to support the planning for and regulatory approval of the execution of the closing of the Oceanwide Transaction in both the U.S. and China;

•

continued active leadership in managing rating agencies and other key capital markets relationships, including refinancing our debt in 2018 at reasonable levels and executing a bond consent which protects the holding company from a technical event of default from GLAIC; and

•	active leadership to drive the improved governance of our finance and actuarial capabilities.

Mr. Sheehan

Mr. Sheehan’s approved annual incentive award for 2018 was $1,650,000, or approximately 138% of his targeted amount for 2018 based on the achievement of the financial and strategic measures for the investment function.

Key accomplishments for Mr. Sheehan in managing our investment portfolio results included:

•	achieving above target results for net investment income;

•	achieving above target results for purchase yield versus the external benchmark;

•	achieving outstanding impairment results and significant trading gains in our investment portfolios;

•	exceeding targeted allocations across private asset classes, including commercial mortgage loans, private placements and alternative asset commitments; and

•	successfully re-negotiating current derivative counterparty agreements, and negotiating new counter party agreements.

Mr. Schneider

Mr. Schneider’s approved annual incentive award for 2018 was $1,360,000, or approximately 121% of his targeted amount for 2018 based on the achievement of the financial and strategic measures for his respective area of responsibility.

Mr. Schneider is primarily responsible for the financial and operating performance of our businesses. Our U.S. and Canada mortgage insurance businesses significantly exceeded their goals with respect to adjusted operating income and operating ROE, while our Australia mortgage insurance business met its strategic objectives but did not achieve its adjusted operating income or operating ROE targets. Our U.S. Life Insurance businesses exceeded its financial performance goals.

Other key accomplishments were:

•	providing significant support for the company’s efforts to achieve regulatory approvals for the Oceanwide Transaction; and

•	managing numerous projects to improve the operating performance and customer service capabilities of our businesses.

Mr. Bobitz

Mr. Bobitz’s approved annual incentive award for 2018 was $665,000, or approximately 121% of his targeted amount for 2018 based on the achievement of the financial and strategic measures for his respective area of responsibility.

As General Counsel, Mr. Bobitz contributed towards the achievement of our key strategic and non-financial objectives noted above. Other key accomplishments were:

•	leadership in managing Genworth’s regulatory relationships and outcomes, especially in coordinating the various regulatory filings for approval of the Oceanwide Transaction;

•	management of key compliance and litigation matters affecting the company; and

•

significantly improving Genworth’s security readiness in compliance with the National Security Agreement, dated June 8, 2018 by and among Genworth, Oceanwide, and the United States Government, represented by United States Departments of Treasury and Justice and other regulatory requirements in advance of the completion of the Oceanwide Transaction.

Annual Long-Term Equity Grants

We believe that the largest component of our annual compensation opportunities for named executive officers should be in the form of longer-term incentives, including annual long-term equity and cash grants. The Compensation Committee determines an approximate compensation value for annual long-term incentive grants for the CEO after receiving inputs from the Board and the Compensation Committee’s compensation consultant, and for each other named executive officer after considering the recommendations of our CEO. Additional considerations for award values include competitive pay levels, alignment of total pay at risk with the individual’s ability to impact long-term company performance, the individual’s sustained performance over time, and long-term succession and retention needs.

The compensation consultant works with the Compensation Committee to determine annual long-term equity grant awards to the CEO, and the Compensation Committee approves awards to the CEO after reviewing the proposal with the Board in executive session. The company uses a 20-day historical average closing price in February and/or March to create an estimate of the grant-date fair value of a share for planning purposes. The compensation value is converted to a number of shares, typically rounded, for Compensation Committee approval. This approach mitigates the impact of short-term fluctuations in stock price on award levels, allows for clear understanding of both share levels and approximate compensation values at the time of Compensation Committee approval, and facilitates delivering rounded award amounts. The Compensation Committee approves a number of shares at the end of this process.

The CEO prepared a recommendation for the annual long-term incentive compensation value for each of the named executive officers (other than himself), and the Compensation Committee approved the final award values. With not enough shares available for the 2018 long-term incentive awards granted in May 2018, the Compensation Committee altered the traditional pay structure for our continuing named executive officers other than the CEO to have 100% of their long-term incentives be PCAs to ensure continued alignment with stockholder interests was maintained. At the 2018 Annual Meeting, stockholders approved a new omnibus plan which will allow future long-term incentives to all continuing named executive officers to again be equity-based.

Our long-term incentive awards to executive officers have included, over time, different combinations of SARs, PSUs, RSUs and PCAs. Taken together, we believe our annual long-term incentive grants provide our continuing named executive officers with effective retention value and appropriate incentives to achieve long-term company performance objectives, while aligning our executive officer compensation program with the long-term interests of our stockholders. For 2018, our continuing named executive officers’ long-term equity grants were awarded 50% in PSUs and 50% in RSUs for our CEO, and 100% in PCAs for our other eligible named executive officers. Our Compensation Committee reviewed the proposed compensation values for all executive officers, determined aggregate award sizes based on the approach described above using an estimated share value at that time, and subsequently approved the performance goals and terms and conditions of the 2018-2020 PSUs and PCAs as well as grants of RSUs at its meeting in May 2018.

Annual equity grants made in 2016 through 2018 to the CEO have been awarded in the following amounts:

Named Executive Officer	Reported Year	Approximate Compensation Value Intended to be Delivered(1)	# of RSUs Awarded	“Target” # of PSUs Awarded
Mr. McInerney	2018	$4,125,000	739,000	739,000
	2017	$4,125,000	554,000	554,000
	2016	$4,125,000	—	1,500,000

(1)

Due to differences in how the grant-date fair value of awards is determined for accounting purposes, these amounts will differ from the amounts reflected as the grant date fair value of the awards in the 2018 Summary Compensation Table.

The 2018 target annual long-term incentive opportunities for our continuing named executive officers average 51% of target compensation. Individual long-term incentive targets are listed in the 2018 Grants of Plan-Based Awards Table below but due to the awards being PCAs, they are not reflected in the 2018 Summary Compensation Table. The Compensation Committee approved annual long-term incentive target increases in 2018 for Ms. Groh and Mr. Bobitz of 50% and 42%, respectively, of their base salary to better align with the market and further link pay with company performance.

The intended value of the annual long-term incentive awards made in 2016 through 2018 to the other continuing NEOs were awarded in the following amounts:

Named Executive Officer	Reported Year	Approximate Compensation Value Intended to be Delivered(1)	# of RSUs Awarded	“Target” # of PSUs Awarded	“Target” $ Value of PCAs Awarded
Ms. Groh	2018	$1,500,000	—	—	$1,500,000
	2017	$1,000,000	134,000	134,000	—
	2016	$1,000,000	180,000	180,000	—
Mr. Sheehan	2018	$1,500,000	—	—	$1,500,000
	2017	$1,500,000	202,000	202,000	—
	2016	$1,500,000	275,000	275,000	—
Mr. Schneider	2018	$2,000,000	—	—	$2,000,000
	2017	$2,000,000	269,000	269,000	—
	2016	$2,000,000	365,000	365,000	—
Mr. Bobitz	2018	$900,000	—	—	$900,000
	2017	$633,000	85,000	85,000	—
	2016	$500,000	90,000	90,000	—

(1)

Due to differences in how the grant-date fair value of awards is determined for accounting purposes, these amounts will differ from the amounts reflected as the grant date fair value of the awards in the 2016 and 2017 Summary Compensation Tables. 2018 Amounts noted for PCAs reflect performance-based cash long-term incentives that are not reflected in the 2018 Summary Compensation Table.

Additional Information Regarding Awards of Restricted Stock Units

Awards of RSUs were included in our annual equity grants to named executive officers beginning in 2015 and first included in our annual CEO equity grants in 2017. RSUs granted in 2015, 2016, 2017 and 2018 vest 33% per year, beginning on the first anniversary of the grant date. Net after-tax shares acquired by named executive officers through the grant or exercise of all company equity incentive awards are subject to a 50% retention ratio until stock ownership guidelines are met. Awards of RSUs are generally forfeited upon termination of employment with the company prior to vesting, except for limited instances described in the Executive Compensation—Potential Payments upon Termination or Change of Control section below.

Additional Information Regarding 2018-2020 Performance Stock Unit and Performance-Based Cash Grants

Our Compensation Committee, with input from its independent compensation consultant and management, approves performance measures for our PSU and PCA grants that would be a meaningful indication of improved company financial performance.

Awards of 2018-2020 PSUs and PCAs vest based on the company’s achievement of performance goals relating to consolidated Genworth U.S. GAAP Adjusted Operating Income, measured over three discrete performance measurement periods as noted below. The target number of PSUs and the PCA target value noted above was fixed for each participant at the time of grant and following the performance period any unvested PSUs and PCAs will be forfeited. Following the final performance measurement period, performance under each measurement period is independently weighted, with the results for each performance measurement period multiplied by the applicable weightings, then added together. As the first performance measurement period was complete as of December 31, 2018, the estimated result is noted below. No payout is earned for performance below threshold level for a given performance measurement period, while performance at threshold would result in a 50% payout, and performance at the maximum payout would result in 200% of target.

In 2018, the Compensation Committee approved a change to the maximum payout to 200% of target, which better aligns with the market practice. The maximum performance threshold was also increased as a percentage of target to reflect the higher payout potential.

2018-2020 Performance Stock Unit Metrics and Goals

	Consolidated Genworth U.S. GAAP Adjusted Operating Income(1)
Performance Measurement Period	Weight (% of Target)	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)	Current Estimated Result
January 1, 2018—December 31, 2018 ($MM)	34%	$400	$500	$600	Above Target
January 1, 2019—December 31, 2019 ($MM)	33%	$530	$665	$800	Not Available
January 1, 2020—December 31, 2020 ($MM)	33%	$500	$625	$750	Not Available

(1)

Consolidated Genworth U.S. GAAP Adjusted Operating Income will be measured excluding impacts from in-force reserve changes from future period assumption changes (e.g., mortality, interest rate, expense, laps, morbidity), methodology changes (e.g., changes that would arise from a system conversion), changes in foreign exchange rates, tax changes based on updated regulations, guidance, assessments, or refinements related to technical areas of the Tax Cuts and Jobs Act, and litigation related to the proposed merger with Oceanwide (legal fees and settlement costs), and any strategic deal-related expenses (e.g., third-party legal, actuarial or reinsurance support for negotiating or implementing a transaction). It is expected that all threshold, target and maximum performance goals for each Performance Measurement Period will be adjusted (up or down, as appropriate) at the time the company closes its proposed merger with Oceanwide in order to account for the impact of Purchase-GAAP accounting adjustments on the performance goals.

Additional Information Regarding 2017-2019 Performance Stock Unit Grants

Awards of 2017-2019 PSUs vest based on the company’s achievement of performance goals relating to consolidated Genworth U.S. GAAP Adjusted Operating Income, measured over three discrete performance measurement periods as noted below. The target number of PSUs noted above was fixed for each participant at the time of grant, and following the performance period any unvested PSUs will be forfeited. Following the final performance measurement period, performance under each measurement period is independently weighted, with the results for each performance measurement period multiplied by the applicable weightings, then added together. As the performance measurement periods for 2017 and 2018 were complete as of December 31, 2018, the estimated results for these periods are noted below. No payout is earned for performance below threshold level for a given performance measurement period, while performance at threshold would result in a 50% payout, and performance at the maximum payout would result in 150% of target.

2017-2019 Performance Stock Unit Metrics and Goals

	Consolidated Genworth U.S. GAAP Adjusted Operating Income(1)
Performance Measurement Period	Weight (% of Target)	Threshold (50% Payout)	Target (100% Payout)	Maximum (150% Payout)	Current Estimated Result
January 1, 2017—December 31, 2017 ($MM)	34%	$370	$460	$510	Maximum
January 1, 2018—December 31, 2018 ($MM)	33%	$385	$485	$535	Maximum
January 1, 2019—December 31, 2019 ($MM)	33%	$480	$600	$660	Not Available

(1)

Consolidated Genworth U.S. GAAP Adjusted Operating Income will be measured excluding impacts from in-force reserve changes from future period assumption changes (e.g., mortality, interest rate, expense, lapse, morbidity), methodology changes (e.g., changes that would arise from a system conversion), changes in foreign exchange rates, expense associated with the Australia IPO Class Action lawsuit and litigation related to the proposed merger with Oceanwide (legal fees and settlement costs), and any strategic deal-related expenses (e.g., third party legal, actuarial or reinsurance support for negotiating or implementing a transaction). It is expected that all threshold, target and maximum performance goals for each Performance Measurement Period will be adjusted (up or down, as appropriate) at the time the company closes its proposed merger with Oceanwide in order to account for the impact of Purchase-GAAP accounting adjustments on the performance goals.

Additional Information Regarding 2016-2018 Performance Stock Unit Grants

Awards of 2016-2018 PSUs were earned over a three-year period and vested based on company performance against two performance goals measured for our global mortgage insurance businesses and two performance goals measured for our U.S. life insurance business, as noted in the table below. The target number of PSUs was fixed for each participant at the time of grant, and following the performance period any unvested PSUs would have been forfeited. The metrics are independently weighted (25% each), such that performance at threshold for all performance measures would result in a 50% payout, and performance for all four performance measures at maximum would result in a 125% payout. The maximum was set at 125% of the target.

With the pending acquisition with Oceanwide, Genworth did not achieve the U.S. Life Insurance expense threshold due to the Board’s desire to align with Oceanwide’s preference to maintain new business capabilities that would be more fully utilized after the closing of the Oceanwide Transaction. Based on these facts the Compensation Committee chose to approve a payout at target level for the U.S. Life Insurance Expense measure, resulting in an overall payout of 119% of target instead of 94%.

2016-2018 Performance Stock Unit Metrics and Goals

Performance Measure	Weight (% of Target)	Threshold (50% Payout)	Target (100% Payout)	Maximum (125% Payout)	Result
2016-2018 Mortgage Insurance Average Annual Adjusted Operating Income ($MM)(1)	25%	$300	$410	$510	$531
2016-2018 Mortgage Insurance Average Annual Adjusted Operating ROE (unlevered)(2)	25%	6.8%	8.8%	10.6%	11.1%
2018 U.S. Life Insurance Expense ($MM)(3)	25%	$460	$425	$400	$493
2016-2018 Cumulative LTC In-Force Rate Actions ($MM)(4)	25%	$525	$585	$645	$792

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

(2)

Annual adjusted operating income excluding our portion of interest expense related to debt using our ownership percentage of 57.2% for Canada and 52.0% for Australia, divided by average ending Genworth’s stockholders’ equity for our U.S., Canada, and Australia mortgage insurance businesses, excluding accumulated other comprehensive income (loss) and our portion of debt.

(3)

Target 2018 expenses are the gross Selling, General and Administrative expenses, including claim administration costs and software amortization, excluding certain costs for retention, actuarial staff augmentation, and costs or settlements associated with pending litigation. Expenses for an immediate annuities product offering and costs associated with strategic transactions were also excluded from this measure.

(4)

Gross incremental premium approvals, which are considered as premium or reserve releases that are premium equivalent based on the state approval assumptions utilized in the 2015 Loss Recognition Testing projections.

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

Our Other Compensation and Benefits Programs

Retention Incentive Award For Mr. Bobitz

On September 15, 2016, the Compensation Committee awarded an additional cash-based retention incentive of $425,000 to Mr. Bobitz, which became payable 100% on June 1, 2018, provided he was still employed by the company (or its successor) on such date, or earlier under certain limited circumstances, including a termination of employment without “cause,” death or disability. This retention incentive was paid on June 1, 2018 and is reflected in the 2018 bonus column.

Severance Benefits—Involuntary Termination without a Change of Control

The Compensation Committee annually reviews the provisions and participants of executive-level severance benefits in order to monitor competitiveness and appropriate levels of benefits to meet the plan objectives. After such a review, we adopted the 2015 Key Employee Severance Plan (the “2015 Severance Plan”), effective as of January 1, 2015, in order to offer competitive termination benefits, promote retention of a selected group of key employees, including our continuing named executive officers, and to provide key protections to the company in the form of restrictive covenants.

The specific terms of the 2015 Severance Plan, and the potential payments and benefits upon a termination of employment without “cause” or by the executive for “good reason” for each of our continuing named executive officers are described more fully in the Executive Compensation—Potential Payments upon Termination or Change of Control section below.

Severance Benefits—Involuntary Termination Following a Change of Control

The Compensation Committee annually reviews the provisions and participants of our change in control plans to monitor competitiveness and appropriate levels of benefits to meet plan objectives. After such a review, we adopted the 2014 Change of Control Plan (the “2014 Change of Control Plan”) in order to provide change of control severance benefits for a select group of key executives, including our continuing named executive officers, in the event that the executive’s employment is terminated without “cause” or by the executive for “good reason” within two years following a change of control of the company (each a “Qualified Termination”).

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

The specific terms of the 2014 Change of Control Plan, and the potential payments and benefits upon a Qualified Termination for each of our continuing named executive officers are described more fully in the Executive Compensation—Potential Payments upon Termination or Change of Control section below.

Retirement Benefits

Retirement benefits also fulfill an important role within our overall executive compensation program because they provide a competitive financial security component that supports attraction and retention of talent. We maintain the Genworth Financial, Inc. Retirement and Savings Plan (the “Retirement and Savings Plan”), a tax-qualified, defined contribution plan in which our U.S. employees, including our continuing named executive officers, are eligible to participate. The Retirement and Savings Plan has two features: the “401(k) Savings Feature,” in which participants can defer savings on a pre-tax basis and receive company matching contributions, subject to certain Internal Revenue Service limits, and a “Retirement Account Feature,” which includes only company contributions made annually based on a schedule of completed years of service and age. In addition, we offered the following non-qualified retirement and deferred compensation plans in 2018 that were available to certain of our named executive officers:

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

We also provide certain benefits in the event of death, total disability or sale of a business unit to a successor employer. Amounts payable to continuing named executive officers in those limited circumstances are described in more detail in the Executive Compensation—Potential Payments upon Termination or Change of Control section below.

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

In order to meet this stock ownership requirement, an executive officer may count (i) all shares of common stock owned by the executive officer, including common stock held in the company’s Retirement and Savings Plan, (ii) any outstanding RSUs, but excluding any unvested RSUs that vest based on achievement of performance goals (such as PSUs), and (iii) a number of shares representing the aggregate “spread value” of vested and in-the-money stock options and SARs (with such number being calculated as of January 1 of each year on a pre-tax basis, based on the 60 trading day average closing price of the company’s common stock on such date). None of our continuing named executive officers sold shares in 2016, 2017 or 2018.

The following table shows the number of shares of common stock considered to be held, and the applicable stock ownership requirements, for each of our continuing named executive officers, as of January 1, 2019:

Named Executive Officer	Stock Requirement as of January 1, 2019, based on $4.32 stock price average (#)	Number of Shares Deemed Held as of January 1, 2019, based on $4.32 stock price average (#)	Stock Held as a % of Guidelines as of January 1, 2019	Subject to 50% Net Share Retention Ratio For Duration of 2018
Mr. McInerney	1,618,684	1,374,317	85%	Yes
Ms. Groh	457,856	299,967	66%	Yes
Mr. Sheehan	416,233	502,184	>100%	No
Mr. Schneider	520,291	601,278	>100%	No
Mr. Bobitz	231,241	198,044	86%	Yes

Additionally, in order to minimize any possible appearance of an incentive for executive officers to seek to cause short-term increases in the price of Genworth shares in order to exercise stock options or SARs and sell the stock for unwarranted personal gains, the Compensation Committee requires executive officers to hold for at least nine months the shares of Genworth stock that they receive by exercising stock options or SARs (net of any shares applied for a cashless exercise or to pay applicable taxes). This requirement applies to all of our continuing named executive officers.

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

Evaluation of Compensation Program Risks

The Compensation Committee annually reviews a report prepared by management regarding the design and operation of our compensation arrangements for employees, including executive officers, for the purpose of determining whether such programs might encourage inappropriate risk-taking that could have a material adverse effect on the company. Following that review for 2018 compensation, the Compensation Committee agreed with management’s conclusion that the company’s compensation plans, programs and policies do not encourage employees to take risks that are reasonably likely to have a material adverse effect on the company.

EXECUTIVE COMPENSATION

The following table provides information relating to compensation earned by or paid to our named executive officers in all capacities:

2018 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas J. McInerney President and Chief Executive Officer	2018 2017 2016	996,804 996,804 996,804	— — —		5,291,240 4,443,080 4,215,000	— — —	2,500,000 3,000,000 3,000,000	— — —	523,900 525,327 328,453	9,311,944 8,965,211 8,540,257

Kelly L. Groh Executive Vice President and Chief Financial Officer	2018 2017 2016	646,389 588,498 538,657	— 658,250 658,250		— 1,074,680 860,400	— — —	1,000,000 900,000 850,000	— 135,675 75,376	186,929 175,661 129,750	1,833,318 3,532,764 3,112,433

Daniel J. Sheehan IV Executive Vice President—Chief Investment Officer	2018 2017 2016	598,083 598,083 598,083	— 1,000,000 1,000,000		— 1,620,040 1,314,500	— — —	1,650,000 1,900,000 1,900,000	209,148 1,309,516 801,545	149,469 148,615 136,884	2,606,700 6,576,254 5,751,012

Kevin D. Schneider Executive Vice President and Chief Operating Officer	2018 2017 2016	742,811 722,683 722,683	— 1,000,000 1,000,000		— 2,157,380 1,744,700	— — —	1,360,000 1,630,000 1,500,000	272,779 1,122,686 692,720	175,969 165,872 167,627	2,551,559 6,798,621 5,827,730

Ward E. Bobitz Executive Vice President and General Counsel	2018 2017 2016	538,657 484,025 423,642	425,000 — 425,000	(1)	— 681,700 430,200	— — —	665,000 750,000 750,000	295,559 735,668 422,665	116,232 111,429 84,603	2,040,448 2,762,822 2,536,110

Scott J. McKay Former Executive Vice President—Chief Strategy Officer	2018	153,355	—		—	—	—	—	2,086,891	2,240,246

(1)	Reflects a cash retention incentive originally awarded to Mr. Bobitz in 2016.
(2)

Reflects the aggregate grant date fair value of RSUs and PSUs awarded during the period, determined in accordance with FASB ASC Topic 718. Grant date fair value for the RSUs is based on the grant date fair value of the underlying shares. The 2018 value for Mr. McInerney includes the grant date fair value of PSUs granted, and also includes the grant date fair value of RSUs awarded. Assuming achievement of the PSU performance conditions at the highest level (rather than at target level), the aggregate grant date fair value of awards reflected in this column for Mr. McInerney would be higher by $2,645,620. The other continuing NEOs received long-term PCAs in lieu of stock based long-term incentives as described in the Compensation Discussion and Analysis section above. The PCA grant date fair value amounts awarded in 2018 for the other continuing NEOs are: $1,500,000 for Ms. Groh; $1,500,000 for Mr. Sheehan; $2,000,000 for Mr. Schneider; and $900,000 for Mr. Bobitz. The PCAs awarded in 2018 are cash-based and therefore not reflected in the 2018 Summary Compensation Table above.

(3)	Reflects the value of cash incentives paid pursuant to our annual incentive program as described in the Compensation Discussion and Analysis section above.

(4)

Reflects the annual change in actuarial present values of the eligible named executive officer’s accumulated benefits under the SERP. The SERP was closed to new participants effective January 1, 2010. A description of the SERP precedes the 2018 Pension Benefits Table below.

(5)	See the 2018 All Other Compensation—Details table below:

2018 All Other Compensation—Details

Name	Company Contributions to the Retirement Plans ($)(a)	Life Insurance Premiums ($)(b)	Executive Physical ($)	Financial Counseling ($)	Payments Related to Separation ($)(c)	Total ($)
Mr. McInerney	476,697	23,493	3,725	19,985	—	523,900
Ms. Groh	154,639	9,355	2,950	19,985	—	186,929
Mr. Sheehan	138,654	10,815	—	—	—	149,469
Mr. Schneider	132,391	20,293	3,300	19,985	—	175,969
Mr. Bobitz	78,183	14,764	3,300	19,985	—	116,232
Mr. McKay	13,750	16,666	3,000	15,000	2,038,475	2,086,891

(a)

Reflects contributions made on behalf of the named executive officers for each of the following programs: (i) company matching contributions made in 2018 to the 401(k) Savings Feature of the Retirement and Savings Plan; (ii) company contributions made in 2019 to the Retirement Account Feature of the Retirement and Savings Plan, which are based on 2018 earnings; and (iii) company contributions made in 2019 to the Restoration Plan, which are based on 2018 earnings.

(b)

Represents premium payments made in 2018 for the following programs: (i) Leadership Life Program, an individually owned universal life insurance policy provided to all of our executives; and (ii) Executive Life Program, a $1 million company-owned life insurance policy for which the participating named executive officers may identify a beneficiary for payment by us in the event of his or her death. Premiums for the Leadership Life Program are graded through age 59, with escalation in particular between age 50 and 59, and level thereafter.

(c)

Reflects payments made related to Mr. McKay’s separation from the Company including a cash severance payment of two times his base salary plus target bonus ($1,600,000), a lump sum payment for 18 months of health and life insurance continuation plus the cost of nine months of life insurance coverage that the company would have paid for 2019 ($48,576), a pro-rated portion of his variable incentive compensation ($100,000), and a payment equal to the value of the cancellation of unvested equity ($289,899).

CEO Pay Ratio

The CEO pay ratio figures below are a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.

We determined that as of December 31, 2017, our total number of U.S. employees was 3,529 and our total number of non-U.S. employees was 566. We excluded from this employee population a total of 54 employees from: Mexico (44), India (6), Hong Kong (1), and Korea (3), as the total number of employees from these non-U.S. jurisdictions was less than 5% of our total employee population.

To determine our median employee pay, we chose the sum of base salary and target annual incentive as our consistently applied compensation measure. We then annualized base salary for those employees who commenced work during 2017 and any employees who were on leave for a portion of 2017. For hourly employees, we used a reasonable estimate of hours worked to determine annual base pay.

Using this methodology, we identified the median employee for 2017, and used this person again as our median employee for 2018, as there was no change in our employee population or employee compensation arrangements that we believe would significantly impact the pay ratio disclosure. This person’s annual total compensation for 2018 was $89,313, which includes $74,438 in salary, $7,500 in annual incentive and $7,375 in company contributions to our Retirement and Savings Plan. The annual total compensation of our CEO for 2018 was $9,311,944. Accordingly, the ratio of CEO pay to median employee pay was 104:1.

Grants of Plan-Based Awards

The table below provides information on the following plan-based awards that were made in 2018:

•

Annual Incentive. Annual incentive opportunities awarded to our named executive officers are earned based on company performance measured against one-year financial and operating objectives, together with a qualitative assessment of performance, including individual performance objectives. Additional information regarding the design of the annual incentive program and 2018 awards are included in the Compensation Discussion and Analysis section above. Annual incentives are identified as “AI” in the Award Type column of the following table.

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

•

Performance Stock Units. PSUs were awarded to the CEO in 2018. PSUs consist of performance-vesting stock units that may convert to shares following the end of the performance period based on achievement of certain pre-established performance goals. PSUs are granted with respect to a target number of shares, will be forfeited if performance falls below a designated threshold level of performance, and may be earned up to 200% of the target number of shares for exceeding a designated maximum level of performance. Additional information regarding PSUs is included in the Compensation Discussion and Analysis section above.

•

Performance-Based Cash Long-Term Incentive. PCAs were awarded to continuing named executive officers, other than the CEO, in 2018. This award will be forfeited if performance falls below a designated threshold level of performance and may be earned up to 200% of the target award for exceeding a designated maximum level of performance.

2018 Grants of Plan-Based Awards Table

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Future Payouts Under Equity Incentive Plan Awards (#) (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
			Threshold	Target	Max	Threshold	Target	Max
Mr. McInerney	AI		—	2,000,000	4,000,000
	RSU	5/22/2018							739,000	2,645,620
	PSU	5/22/2018				369,500	739,000	1,478,000		2,645,620
Ms. Groh	AI		—	825,000	1,650,000
	PCA		—	1,500,000	3,000,000
Mr. Sheehan	AI		—	1,200,000	2,400,000
	PCA			1,500,000	3,000,000
Mr. Schneider	AI		—	1,125,000	2,250,000
	PCA			2,000,000	4,000,000
Mr. Bobitz	AI		—	550,000	1,100,000
	PCA			900,000	1,800,000
Mr. McKay	—	—	—	—	—	—	—	—	—	—

(1)	The 2018-2020 PSUs may be earned and become vested based on our level of achievement of certain pre-established performance goals over the performance period ending on December 31, 2020.
(2)	The RSUs granted are scheduled to vest one-third per year beginning on the first anniversary of the grant date.
(3)

Reflects the aggregate grant date fair value of the award determined in accordance with FASB ASC Topic 718. Grant date fair value for the RSUs is based on the grant date fair value of the underlying shares. Grant date fair value for PSUs is based on the grant date fair value of the underlying shares at target performance and the probable outcome of performance-based conditions at the time of grant, excluding the effect of estimated forfeitures.

Outstanding Equity Awards at 2018 Fiscal Year-End Table

The table below provides information with respect to stock options, SARs, RSUs and PSUs outstanding on December 31, 2018:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Mr. McInerney	1,200,000	—	7.90	01/02/2023	369,333	(1)	1,721,092	1,785,000	(6)	8,318,100
					739,000	(2)	3,443,740	554,000	(7)	3,872,460
								739,000	(8)	6,887,480
Ms. Groh	39,000	—	14.18	02/10/2020	89,333	(1)	416,292	214,200	(6)	998,172
	24,000	—	12.75	02/09/2021	7,775	(3)	36,232	134,000	(7)	936,660
	30,000	—	8.88	02/14/2022	60,000	(4)	279,600
	26,000	—	9.06	02/15/2023
	14,650	—	15.23	02/20/2024
Mr. Sheehan	18,000	—	7.80	08/19/2019	134,666	(1)	627,544	327,250	(6)	1,524,985
	40,000	—	14.18	02/10/2020	91,666	(4)	427,164	202,000	(7)	1,411,980
	24,000	—	12.75	02/09/2021
	32,400	—	8.88	02/14/2022
	120,000	—	5.96	10/31/2022
	135,000	—	9.06	02/15/2023
	100,000	—	15.23	02/20/2024
	275,000	—	7.99	02/20/2025
Mr. Schneider	100,000	—	7.80	08/19/2019	179,333	(1)	835,692	434,350	(6)	2,024,071
	85,000	—	14.18	02/10/2020	121,666	(4)	566,964	269,000	(7)	1,880,310
	85,000	—	12.75	02/09/2021
	152,000	—	8.88	02/14/2022
	100,000	—	5.13	06/01/2022
	200,000	—	5.96	10/31/2022
	215,000	—	9.06	02/15/2023
	150,000	—	15.23	02/20/2024
	265,000	—	7.99	02/20/2025
Mr. Bobitz	23,500	—	2.46	02/12/2019	56,666	(1)	264,064	107,100	(6)	499,086
	22,000	—	14.18	02/10/2020	30,000	(4)	139,800	85,000	(7)	594,150
	13,200	—	12.75	02/09/2021
	15,300	—	8.88	02/14/2022
	17,000	—	9.06	02/15/2023
	21,000	—	15.23	02/20/2024
	90,000	—	7.99	02/20/2025
Mr. McKay	—	—	—	—	—		—	—		—

(1)	RSUs vest 50% on March 15, 2019 and March 15, 2020.
(2)	RSUs vest one-third on May 22, 2019, May 22, 2020 and May 22, 2021.
(3)	Remaining RSUs vested 100% on March 20, 2019.
(4)	Remaining RSUs vested 100% on February 25, 2019.
(5)	Market value is calculated based on the closing price of our common stock on December 31, 2018 of $4.66 per share.
(6)	2016-2018 PSUs were earned and became vested based on our level of achievement of certain pre-established performance goals over the performance period ending on December 31, 2018. Amounts reported here reflect actual amounts awarded following the end of the performance period. For more information regarding the payout of these PSUs, see the Compensation Discussion and Analysis section above.
(7)

2017-2019 PSUs may be earned and become vested based on our level of achievement of certain pre-established performance goals over the performance period ending on December 31, 2019. Amounts reported here reflect maximum levels of achievement of the performance goals pursuant to applicable reporting requirements. For more information regarding the 2017-2019 PSUs, see the Compensation Discussion and Analysis section above.

(8)

2018-2020 PSUs may be earned and become vested based on our level of achievement of certain pre-established performance goals over the performance period ending on December 31, 2020. Amounts reported here reflect maximum levels of achievement of the performance goals pursuant to applicable reporting requirements. For more information regarding the 2018-2020 PSUs, see the 2018 Grants of Plan Based Awards Table and the Compensation Discussion and Analysis section above.

2018 Options Exercised and Stock Vested Table

The table below provides information regarding SARs that were exercised and RSUs that vested during 2018. Net shares received by each named executive officer upon exercise or vesting of equity awards, after shares are withheld for taxes, are subject to the stock ownership guidelines and a 50% retention ratio, as well as the nine-month holding period policy with respect to exercises of stock options and SARs, each as described in the Compensation Discussion and Analysis section above. No continuing named executive officer exercised options or SARs in 2018. Mr. McKay exercised SARs following his resignation from the company.

	Option Awards		Stock Awards
Name	Number of Shares Underlying Options/ SARs Exercised (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Mr. McInerney	—	—	184,667	$542,921
Ms. Groh	—	—	116,004	$339,987
Mr. Sheehan	—	—	210,667	$614,894
Mr. Schneider	—	—	238,000	$692,953
Mr. Bobitz	—	—	68,017	$198,364
Mr. McKay	54,000	$127,440	40,000	$116,000

(1)	Reflects the excess of the fair market value of the underlying shares at the time of exercise over the base price of the SARs.
(2)	Reflects the gross number of shares received upon the vesting of RSUs. Based on the tax withholding payment election, a portion of the shares reflected above may have been withheld to cover taxes due.
(3)	Reflects the fair market value of the underlying shares as of the vesting date.

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

Material assumptions used to calculate the present value of the accumulated benefit are as follows:

•	The accumulated benefit represents the current accrued benefit first available at age 60 utilizing actual service and compensation as of December 31, 2018;

•	Interest rate of 4.23%;

•	Mortality prescribed in Section 417(e) of the Internal Revenue Code (the “Code”) for lump sum payments from qualified plans;

•	Form of payment actuarially equivalent to a five-year certain and life benefit; and

•	Payments are guaranteed for the life of the participant.

All SERP benefit accruals will freeze as of December 31, 2020. In addition, existing SERP participants were offered an opportunity to make an irrevocable, one-time election before the end of 2015 to freeze their SERP benefit accruals early, effective December 31, 2015, and begin receiving restoration benefits under the Restoration Plan as of January 1, 2016 (Ms. Groh made this election; Messrs. Sheehan, Schneider, Bobitz, and McKay did not).

The table below reflects the present value of the accrued benefit as of December 31, 2018.

2018 Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mr. McInerney(1)	*	—	—	—
Ms. Groh(2)	SERP	11.33	733,794	—
Mr. Sheehan	SERP	13.33	4,075,689	—
Mr. Schneider	SERP	13.33	4,383,630	—
Mr. Bobitz	SERP	13.33	2,015,468	—
Mr. McKay	SERP	13.33	1,682,960	—

(1)	The SERP was closed to new participants after December 31, 2009; therefore, Mr. McInerney was not eligible for the SERP when he joined the company in 2013.
(2)	Ms. Groh elected to freeze her SERP benefit as of December 31, 2015 in order to begin receiving restoration benefits under our Restoration Plan as described in the Pension Benefits section above.

Non-Qualified Deferred Compensation

The company maintains the Restoration Plan, a non-qualified defined contribution plan, which provides eligible executives, including our named executive officers, with benefits generally equal to any matching contributions that they are precluded from receiving under the 401(k) Savings Feature of our Retirement and Savings Plan as a result of restrictions under the Code (the “Restoration 401(k) Savings Feature”). For 2018, we provided a contribution credit equal to 5% of the participant’s eligible pay (base salary and annual cash incentive paid) in excess of the annual compensation limit in Section 401(a)(17) of the Code ($275,000 in 2018).

Since January 1, 2010, newly hired or promoted executive officers who were not already participants in the SERP have been eligible for up to two additional types of contributions within the Restoration Plan. For those eligible executive officers, the Restoration Plan provides supplemental benefits equal to the amount of contributions that executives are precluded from receiving under the Retirement Account Feature of our qualified Retirement and Savings Plan (the “Restoration Retirement Account Feature”). Current participants in the SERP will become eligible to receive Restoration Retirement Account Feature contributions effective as of the day their respective benefit accruals under the SERP become frozen, which was either on January 1, 2016 if they elected to freeze benefit accruals early (as Ms. Groh did), or on January 1, 2021 (applicable to Messrs. Sheehan, Schneider and Bobitz).

Participants become vested with respect to the Restoration 401(k) Savings Feature and Restoration Retirement Account Feature account balances as of the earlier of reaching age 60 or attaining three years of “future service” (i.e., service occurring after December 31, 2015).

In addition, certain executive officers are eligible for an additional 3% contribution credit on all eligible pay (the “Supplemental Contribution”). The Supplemental Contribution was closed to new participants after December 31, 2015, and is being eliminated entirely effective December 31, 2020. In 2018, Mr. McInerney was the only named executive officer eligible for this Supplemental Contribution provided under the Restoration Plan. The portion of the Restoration Plan balance attributable to the Supplemental Contribution vested upon his attainment of age 60 with at least five years of service.

Eligible executives, including our named executive officers, have had the opportunity to request that their Restoration Plan contribution credits (balances) be invested in or track a diverse array of generally available mutual fund investment options.

The company previously offered a voluntary Deferred Compensation Plan that provided participants with the ability to annually defer receipt of a portion of their base salary and/or annual incentive award in order to save and accumulate additional retirement funds on a before-tax basis. Earnings (and losses) were credited to executive accounts based on participant choices between 10 generally available mutual fund investment options. A participant could defer between 10% and 75% of his or her salary and between 25% and 85% of his or her annual incentive award and could elect to have such deferred amount, plus any earnings (or losses) thereon, paid upon the participant’s termination of employment (in a lump sum or over up to 10 annual installments), or elect to receive an in-service lump sum payment upon a specific date. Participants were always 100% vested in their Deferred Compensation Plan accounts. As of December 31, 2018, Ms. Groh and Mr. Bobitz were the only named executive officers who had a balance in the Deferred Compensation Plan. Effective for plan years beginning January 1, 2016, the company suspended future contributions to the plan.

2018 Non-Qualified Deferred Compensation Table

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at Last FYE ($)(3)
Mr. McInerney	Restoration	—	454,867	(51,942)	—	2,042,581
Ms. Groh	Restoration	—	127,139	(12,214)	—	503,112
	Deferred Compensation	—	—	(9,624)	—	147,650
Mr. Sheehan	Restoration	—	111,154	(24,194)	—	823,690
Mr. Schneider	Restoration	—	104,891	(26,890)	—	889,795
Mr. Bobitz	Restoration	—	50,683	(7,419)	—	272,945
	Deferred Compensation	—	—	(6,551)	28,347	46,050
Mr. McKay	Restoration	—	—	(17,220)	—	409,206

(1)

Reflects company contributions to the Restoration Plan made in 2019, which are based on 2018 earnings. The contributions are reported as compensation for 2018 in the All Other Compensation column of the 2018 Summary Compensation Table.

(2)	Mr. Bobitz elected to receive an in-service distribution in 2018 from his Deferred Compensation Plan balance at the time of his election to defer compensation.
(3)

Aggregate balances reported as of December 31, 2018 for the named executive officers include amounts that were reported in the Summary Compensation Tables for 2018 and years prior. For the Restoration Plan, the amount of compensation reported in the Summary Compensation Tables for 2018 and years prior is $1,872,015 for Mr. McInerney, $343,096 for Ms. Groh, $634,270 for Mr. Schneider, $517,543 for Mr. Sheehan, $129,403 for Mr. Bobitz, and $0 for Mr. McKay.

Potential Payments upon Termination or Change of Control

The following tables and narrative disclosure summarize the (i) compensation and benefits payable to each of the continuing named executive officers in the event of a termination of employment under various circumstances, assuming that such termination was effective as of December 31, 2018, and (ii) the compensation and benefits payment to Scott J. McKay pursuant to the separation agreement entered into in connection with his resignation as Chief Strategy Officer of the company (the “Separation Agreement”). The compensation and benefits described and quantified below are in addition to the compensation and benefits that would already be earned or vested upon such continuing named executive officer’s termination, including accrued but unpaid salary, accrued and unused vacation pay, and payments and benefits accrued under our broad-based benefit programs, including any vested contributions we made under the 401(k) Savings and Retirement Account Features of our Retirement and Savings Plan.

Involuntary Termination of Employment (Without a Change of Control)

In December 2014, the Compensation Committee approved the 2015 Severance Plan, which became effective as of January 1, 2015, in order to promote the retention of a select group of key employees, including our continuing named executive officers, by providing severance benefits in the event their employment is terminated under certain circumstances and to align with severance benefits commonly provided in our market for competing executive talent. The 2015 Severance Plan replaced the company’s prior severance plan, which expired by its terms on December 31, 2014.

In the event the employment of a continuing named executive officer is terminated without “cause” or by the executive for “good reason” (as such terms are defined in the 2015 Severance Plan), such continuing named executive officer would be entitled to receive the following severance benefits under the 2015 Severance Plan:

•

Severance payment. The continuing named executive officer would receive a lump sum cash severance payment, payable within 60 days of the date of termination in an amount equal to two times the sum of base salary and target annual incentive, in the case of Mr. McInerney, and one times base salary plus one times target annual incentive for the other continuing named executive officers.

•

Pro rata annual incentive award. The continuing named executive officer would receive a lump sum cash payment based on the annual incentive award that would have been payable with respect to the fiscal year in which the qualified termination occurs (determined at the end of such year based on actual performance results), prorated to the nearest half month to reflect the portion of the fiscal year that had elapsed prior to the date of termination.

•

Benefits payment. The continuing named executive officer would receive a lump sum cash payment, payable within 60 days of the date of termination, equal to the monthly cost of the employer portion to provide the group medical, dental, vision, and/or prescription drug plan benefits the employee had been receiving before the termination, multiplied by 12.

•

Partial vesting of time-based equity awards. Stock options, SARs, RSUs and other equity awards with time-based vesting restrictions held by the continuing named executive officer would become immediately vested as of the participant’s termination, but only with respect to a number of awards that otherwise would have become vested on the award’s next regularly scheduled vesting date based on continued employment (the remainder of such awards would be forfeited), and stock options and SARs would remain exercisable until the earlier of the first anniversary of the date of the qualified termination or the award’s regular expiration date. The continuing named executive officers did not have any unvested stock options or SARs as of December 31, 2018.

•

Vesting of performance-based long-term incentive awards. Performance-based equity and cash awards held by the continuing named executive officer for at least 12 months would remain outstanding and would be earned, if at all, based on actual performance through the end of the performance period, prorated to the nearest half-month to reflect the portion of the performance period year that had elapsed prior to the date of termination.

•

Retirement plan provisions. The continuing named executive officer would become fully vested in any funded or unfunded nonqualified pension, retirement or deferred compensation plans in which he or she participates, provided he or she has been employed by the company for at least five years. All continuing named executive officers are already fully vested in the Restoration Plan balances as noted above in the 2018 Non-Qualified Deferred Compensation Plans Table.

To receive severance benefits under the 2015 Severance Plan, the executive would have to execute and deliver to us a general release of claims and agree to certain restrictive covenants, including a 12-month non-compete provision, 24-month restrictions on the solicitation of customers and employees, and restrictions on the use of confidential information.

The following table summarizes the payments and benefits that would have been payable to the continuing named executive officers under the 2015 Severance Plan and other retention incentives in the event of a termination without “cause” or by the executive for “good reason” on December 31, 2018.

	Mr. McInerney	Ms. Groh	Mr. Sheehan	Mr. Schneider	Mr. Bobitz
Cash Severance(1)	$6,000,000	$1,485,000	$1,800,000	$1,875,000	$1,100,000
Annual Incentive(2)	2,500,000	1,000,000	1,650,000	1,360,000	665,000
Payments Related to Health Benefits(3)	6,865	12,102	24,848	24,627	22,382
RSU Vesting(4)	2,008,465	523,980	740,935	984,812	271,832
PSU Vesting(5)	10,899,740	1,622,612	2,466,305	3,277,611	895,186
PCA Vesting(5)	N/A	—	—	—	—
SERP Vesting(6)	—	733,794	4,075,689	4,383,630	2,015,468

Total	$21,415,070	$5,377,488	$10,757,777	$11,905,680	$4,969,868

(1)

Reflects a cash severance in the amount of two times the sum of base salary and target annual incentive in the case of Mr. McInerney, and one times base salary plus one times target annual incentive in the case of the other continuing named executive officers.

(2)

Reflects an annual incentive award based on actual performance results through the end of 2018. Annual incentive awards under the 2015 Severance Plan are determined based on actual pro rata performance.

(3)	Represents a lump sum cash payment equal to the company cost of 12 months of continued health coverage.
(4)

Reflects the aggregate value of RSUs (based on the closing price of Genworth common stock on December 31, 2018 of $4.66) that would immediately vest as of the executive’s termination (the awards for which vesting would accelerate are those awards that would have become vested on the award’s next regularly scheduled vesting date based on continued employment).

(5)

Reflects the aggregate value of 2016-2018 and 2017-2019 PSUs that would remain outstanding following the executive’s termination, and could be earned, if at all, at the end of the performance period based on actual results, prorated to the nearest half-month to reflect the portion of the performance period year that had elapsed prior to the date of termination. Reflects a payout of 2016-2018 PSUs based on actual amounts awarded and a pro rata payout of 2017-2019 PSUs based on a maximum level of performance (in each case based on the closing price of Genworth common stock on December 31, 2018 of $4.66). Performance-based awards that have been held for less than one year at the time of termination are forfeited, and therefore the Chief Executive Officer would have forfeited the 2018-2020 PSUs and the other continuing named executive officers would have forfeited the PCAs, both granted on May 22, 2018.

(6)	Reflects the present value of each participating continuing named executive officer’s accumulated benefits under the SERP, as noted in the 2018 Pension Benefits Table, which would become fully vested.

Involuntary Termination Following a Change of Control

In December 2014, the Compensation Committee adopted the 2014 Change of Control Plan in order to continue to provide severance benefits to a select group of key executives, including our continuing named executive officers, in the event that the executive’s employment is terminated without “cause” or by the executive for “good reason” following a change of control of the company. If an executive becomes eligible to receive benefits under the 2014 Change of Control Plan, he or she will not be eligible to receive benefits under the 2015 Severance Plan. The 2014 Change of Control Plan replaced and consolidated the company’s two prior change of control plans.

Pursuant to the 2014 Change of Control Plan, a continuing named executive officer would receive payments and benefits in the event of a termination of employment without “cause” or by the executive with “good reason” within two years following a change of control of the company (each a “Qualified Termination” as defined in the Change of Control Plan). In the event of a Qualified Termination, such continuing named executive officer would be eligible to receive the following severance benefits under the 2014 Change of Control Plan:

•	Severance payment. The continuing named executive officer would receive a lump sum cash severance payment in an amount equal to two and one-half times the sum of his base salary and target annual incentive in the case of Mr. McInerney, and two times the sum of his or her base salary and target annual incentive in the case of the other continuing named executive officers, payable within 60 days following termination.

•

Pro rata annual incentive award. The continuing named executive officer would receive a lump sum cash payment based on the annual incentive award that would have been payable with respect to the fiscal year in which the Qualified Termination occurs (determined based on actual pro rata performance, to the extent such performance can be reasonably established, or otherwise based on an assumed achievement of all relevant performance goals at “target”), prorated to the nearest half-month to reflect the portion of the fiscal year that had elapsed prior to the Qualified Termination, and payable within 60 days following termination.

•

Vesting of time-based equity awards. Stock options, SARs, RSUs and other stock awards with time-based vesting restrictions held by the continuing named executive officer would become immediately vested as of a Qualified Termination and would remain exercisable until the award’s regular expiration date. The continuing named executive officers did not have any unvested stock options or SARs as of December 31, 2018.

•

Vesting of performance-based long-term incentive awards. Performance-based equity and cash awards held by the continuing named executive officer would become vested and be deemed earned based on actual pro rata performance as of the date of a Qualified Termination, to the extent such performance can be reasonably established, or otherwise based on an assumed achievement of all relevant performance goals at “target,” prorated to the nearest half-month to reflect the portion of the performance period that had elapsed prior to the Qualified Termination, and payable within 60 days following termination.

•

Payment related to health and life insurance benefits. The continuing named executive officer would receive a lump sum cash payment, payable within 60 days of the date of termination, equal to the monthly cost of the employer portion to provide the group medical, dental, vision, and/or prescription drug plan benefits the employee had been receiving before the qualified termination, multiplied by 18, and he or she would continue to receive life insurance coverage for 18 months.

•

Retirement plan provisions. The continuing named executive officer would become fully vested in any funded or unfunded nonqualified pension, retirement or deferred compensation plans in which he or she participates. All continuing named executive officers are already fully vested in the Restoration Plan balances as noted above in the 2018 Non-Qualified Deferred Compensation Plans Table above as of December 31, 2018.

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

The following table summarizes the payments and benefits that would have been payable to the continuing named executive officers under the 2014 Change of Control Plan and other retention incentives in the event of a Qualified Termination as of December 31, 2018:

	Mr. McInerney	Ms. Groh	Mr. Sheehan	Mr. Schneider	Mr. Bobitz
Cash Severance(1)	$7,500,000	$2,970,000	$3,600,000	$3,750,000	$2,200,000
Annual Incentive(2)	2,500,000	1,000,000	1,650,000	1,360,000	665,000
Payment Related to Health Benefits(3)	10,297	18,152	37,272	36,940	33,573
RSU Vesting(4)	5,164,832	732,123	1,054,707	1,402,655	403,864
PSU Vesting(5)	11,187,107	1,414,465	2,152,532	2,859,764	763,153
PCA Vesting(5)	N/A	500,000	500,000	666,667	300,000
SERP Vesting (6)	—	733,794	4,075,689	4,383,630	2,015,468
Continued Life Insurance (7)	33,560	15,454	17,121	34,328	24,832
280G Cut-Back (8)	—	(51,752)	—	—	(132,495)

Total	$26,395,796	$7,332,236	$13,087,321	$14,493,984	$6,273,395

(1)

Reflects a lump sum cash severance payment, payable within 60 days of the date of termination in an amount equal to two and one-half times base salary plus two and one-half times target annual incentive in the case of Mr. McInerney, or two times base salary plus two times target annual incentive in the case of the other continuing named executive officers.

(2)

Reflects lump sum cash payment of the current-year annual incentive award based on actual performance results through the end of 2018. Annual incentive awards under the 2014 Change of Control Plan are determined based on actual pro rata performance, to the extent such performance can be reasonably established, or otherwise based on an assumed achievement of all relevant performance goals at “target.”

(3)	Reflects a lump sum cash payment equal to the company cost of 18 months of continued health coverage.
(4)	Reflects the aggregate value of RSUs (based on the closing price of Genworth common stock on December 31, 2018 of $4.66) which would immediately vest as of the executive’s termination.
(5)

Pursuant to the 2014 Change of Control Plan, 2016-2018, 2017-2019 and 2018-2020 PSUs and 2018-2020 PCAs would become vested and be deemed earned based on actual pro rata performance as of the date of a participant’s Qualified Termination, to the extent such performance can be reasonably established in the sole discretion of the Compensation Committee, or otherwise based on an assumed achievement of all relevant performance goals at “target.” Amounts in the table above reflect the aggregate value of 2016-2018 PSUs which would become vested based on actual amounts awarded through the end of the performance period, and the 2017-2019 and 2018-2020 PSUs and 2018-2020 PCAs which would become vested based on assumed achievement of performance goals at “target levels” with each award paid pro rata based on the portion of the performance period elapsed as of the Qualified Termination (in the case of PSUs based on the closing price of Genworth common stock on December 31, 2018 of $4.66).

(6)	Reflects the present value of each participating continuing named executive officer’s accumulated benefits under the SERP, as noted in the 2018 Pension Benefits Table, which would become fully vested.
(7)	Reflects the estimated value of premium payments for 18 months of continued coverage under the Leadership Life and Executive Life Programs.
(8)

If an executive’s total parachute payments exceed the 280G threshold amount by less than 10%, then the compensation payable to the executive will be reduced such that the total parachute payments to the executive do not exceed the 280G threshold amount (the amount of any such reduction is referred to as a “280G Cut-Back”).

Death or Disability

In the event of death or total disability, continuing named executive officers (or their designated beneficiary) would generally be eligible to receive the following:

•

Long-Term Incentive Awards. In the event of death, all unvested stock options and SARs would become vested and exercisable, all unvested RSUs would become vested, and unvested PSUs and PCAs held for at least one year would become vested on a pro rata basis as of the date of termination based on the number of full months elapsed from the inception of the performance period until the date of termination, and would pay out at the end of the regular performance period based on actual performance. In the event of termination due to total disability, the treatment of outstanding stock options, SARs, RSUs, PCAs and PSUs is the same as in the event of death, except that with respect to outstanding stock options, SARs and RSUs, any such equity awards not held for more than one year as of the date of termination would be forfeited. The continuing named executive officers did not have any unvested stock options or SARs as of December 31, 2018.

•	Annual Incentive. Continuing named executive officers (or their designated beneficiary) would receive a pro-rated portion of any annual incentive award, based on actual performance results.

•

Retirement Programs. Executive officers (or their designated beneficiary) would become vested in the SERP benefits shown in the 2018 Pension Benefits Table. Continuing named executive officers are vested in the balance of the Restoration Plan reported in the 2018 Non-Qualified Deferred Compensation Table (which includes the 2018 contribution to the Restoration Plan, based on 2018 compensation) as of December 31, 2018.

•

Life Insurance Programs. In the event of death, the beneficiary of the continuing named executive officer would receive payments pursuant to the Leadership Life and Executive Life Programs in the form of death benefits. In the event of disability, the continuing named executive officer would receive one year of continued Leadership Life Program premiums.

The following table summarizes the payments and benefits payable to the continuing named executive officers (or their designated beneficiary) in the event of death or total disability as of December 31, 2018:

	Mr. McInerney		Ms. Groh		Mr. Sheehan		Mr. Schneider		Mr. Bobitz
	Death	Disability	Death	Disability	Death	Disability	Death	Disability	Death	Disability
RSU Vesting(1)	$5,164,832	$1,721,092	$732,123	$732,123	$1,054,707	$1,054,707	$1,402,655	$1,402,655	$403,864	$403,864
PSU Vesting(2)	10,899,740	10,899,740	1,622,612	1,622,612	2,466,305	2,466,305	3,277,611	3,277,611	895,186	895,186
PCA Vesting(2)	N/A	N/A	—	—	—	—	—	—	—	—
Pro-Rated Annual Incentive Award(3)	2,500,000	2,500,000	1,000,000	1,000,000	1,650,000	1,650,000	1,360,000	1,360,000	665,000	665,000
SERP Vesting(4)	—	—	733,794	733,794	4,075,689	4,075,689	4,383,630	4,383,630	2,015,468	2,015,468
Leadership Life Program(5)	2,000,000	16,066	2,000,000	6,481	2,000,000	6,467	2,000,000	17,557	1,700,000	11,893
Executive Life Program(6)	1,427,500	—	1,427,500	—	1,439,900	—	1,429,900	—	1,427,500	—

Total	$21,992,072	$15,136,898	$7,516,029	$4,095,010	$12,686,601	$9,253,168	$13,853,796	$10,441,453	$7,107,018	$3,991,411

(1)	Reflects the aggregate value of RSUs (based on the closing price of Genworth common stock on December 31, 2018 of $4.66) which would immediately vest as of the executive’s death or total disability.
(2)

Reflects a payout of 2016-2018 PSUs based on actual amounts awarded and a pro rata payout of 2017-2019 PSUs based on a maximum level of performance (in each case based on the closing price of Genworth common stock on December 31, 2018 of $4.66). Performance-based equity and cash awards that have been held for less than one year at the time of termination are forfeited, and therefore the Chief Executive Officer would have forfeited the 2018-2020 PSUs and the continuing named executive officers would have forfeited the 2018-2020 PCAs both granted on May 22, 2018.
(3)	Reflects a pro rata portion of any annual incentive award, based on actual performance results.
(4)	Reflects the present value of each participating continuing named executive officer’s accumulated benefits under the SERP, as noted in the 2018 Pension Benefits Table, which would become fully vested.
(5)

Represents death benefits payable to the continuing named executive officer’s beneficiary in the event of death, or the value of one year of continued premium payments in the event of total disability.

(6)

Pursuant to the terms of the Executive Life Program, we will use the proceeds from a company-owned life insurance policy to pay the continuing named executive officer’s beneficiary a $1 million payment, plus a gross-up on federal and state income taxes related to that payment.

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

•

Long-Term Incentive Awards. All unvested stock option, SAR and RSU awards that have been held for one year at the time of retirement would immediately vest and become exercisable if the participant is at least age 60 with five years of service at retirement. PSUs and PCAs would become vested on a pro rata basis, based on actual performance for the entire performance period.

Mr. McInerney was the only continuing named executive officer eligible for retirement under definitions of retirement for many of the plans in 2018. He became fully vested in January 2019 in the Restoration Plan balance noted in the Non-Qualified Deferred Compensation Table above upon meeting the required age and service requirements. Assuming retirement on December 31, 2018, Mr. McInerney would have been eligible to receive the following payments and benefits:

Mr. McInerney
RSU Vesting(1)	$1,721,092
PSU Vesting(2)	10,899,740
Pro-Rated Annual Incentive Award(3)	2,500,000

Total	$15,120,832

(1)	Reflects the aggregate value of RSUs (based on the closing price of Genworth common stock on December 31, 2018 of $4.66) which would immediately vest as of the executive’s retirement.
(2)

Based on current progress toward goals, reflects a payout of 2016-2018 based on actual amounts awarded and pro-rata payout 2017-2019 PSUs based on a maximum level of performance is reflected in the table (in each case based on the closing price of Genworth common stock on December 31, 2018 of $4.66). Performance-based equity awards that have been held for less than one year at the time of termination are forfeited, and therefore Mr. McInerney would have forfeited his 2018-2020 PSUs granted on May 22, 2018.

(3)	Reflects a pro rata portion of any annual incentive award, based on actual performance results.

Separation Payments and Benefits to our Former Chief Strategy Officer

On February 14, 2018, Scott J. McKay resigned as Chief Strategy Officer of the company, and subsequently left the company on March 31, 2018 (“Separation Date”). Following his resignation, we entered into a Separation Agreement with Mr. McKay. The Separation Agreement includes a general release by Mr. McKay of any claims against us and certain related parties as well as certain restrictive covenants binding on Mr. McKay, including, without limitation, a covenant to not compete with Genworth for a one-year period following the Separation Date, a covenant not to solicit our employees for a one-year period following the Separation Date, a covenant not to disparage the company and a covenant protecting our confidential information.

In consideration of the foregoing release and covenants, and in recognition of Mr. McKay’s many years of service with the company and its predecessor businesses, we agreed to provide Mr. McKay with a one-time lump sum separation payment equal to two times his base salary plus two times his target bonus ($1,600,000 total) and a pro-rated portion of his annual incentive ($100,000), payable within 30 days of his separation. We also provided Mr. McKay with early vesting for previously-credited retirement benefits under the SERP. The present value as of December 31, 2018 of accumulated benefits under the SERP which became fully vested was $1,682,960, as noted in the 2018 Pension Benefits Table above. Mr. McKay will be eligible to commence receiving payments under the SERP when he reaches age 60 in accordance with the terms of the SERP. Additionally, we provided Mr. McKay with early vesting of his Restoration Plan, which would have otherwise become vested on December 31, 2018. The value of his Restoration Plan amount which became vested is $409,206, as noted in the 2018 Non-Qualified Deferred Compensation Table above. Mr. McKay also received a lump sum payment in the amount of $48,576, which was equal to the approximate company cost of 18 months of continued health insurance coverage, plus the cost of 9 months of life insurance coverage that the company would have paid for 2019.

Finally, Mr. McKay received a payment of $289,898, which was the then current value of his unvested outstanding long-term incentives at the time of his separation. The value of his outstanding PSUs was pro-rated for the portion of the performance period worked to determine this payout amount. After his separation, the following outstanding long-term incentives were cancelled: 90,000 PSUs, 61,956 RSUs and 510,000 SARs.

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

Pursuant to its charter, the Nominating Committee conducts an annual review of non-management director compensation and benefits and recommends any changes to the Board of Directors for the Board’s consideration. As part of its 2018 review, the Nominating Committee engaged Steven Hall & Partners, LLC to provide competitive market data and advice regarding non-management director compensation. The competitive market data provided showed that our non-management director compensation was below the compensation level generally paid by our Peer Group.

Based on its review in 2018, the Nominating Committee recommended to the Board, and the Board adopted, an increase in the annual retainer paid to our non-management directors to $242,000. In addition, the Nominating Committee recommended to the Board, and the Board adopted, increases in the annual retainers paid to the Audit Committee, Compensation Committee, and each other committee chairpersons to $23,000, $16,000 and $12,000, respectively. These changes were made effective as of January 1, 2018. All other features and amounts remain unchanged. The increase in the annual retainer for all non-management directors, the Audit Committee chairperson and the Compensation Committee chairperson represents the first increase to the annual retainer for each in four years, and the increase in the annual retainer for the other committee chairpersons represents the first increase in over 10 years. The increases bring our non-management director compensation closer to the director compensation levels generally paid by our peer group so the company is better positioned to attract and retain qualified and able directors.

The company’s compensation and benefits for non-management directors are as follows:

•

Annual Retainer. Each non-management director is paid an annual retainer of $242,000 in quarterly installments, following the end of each quarter of service. Of this amount, $100,000 of the annual retainer is paid in cash and $142,000 is paid in deferred stock units (“DSUs”). Instead of receiving a cash payment, non-management directors may elect to have 100% of their annual retainer paid in DSUs; provided, however, that no more than 30,000 DSUs may be granted to any non-management director in any one calendar year. To the extent this limit would be exceeded, the remainder of a director’s annual retainer will be paid in cash.

•

Deferred Stock Units. The number of DSUs granted is determined by dividing the DSU value to be delivered by the fair market value of our common stock on the date of grant. Each DSU represents the right to receive one share of our common stock in the future, following termination of service as a director, as set forth below. DSUs accumulate regular quarterly dividends, if any, which are reinvested in additional DSUs. The DSUs will be settled in shares of common stock on a one-for-one basis beginning one year after the director leaves the Board in a single installment or installments over ten years, at the election of the director. Additionally, grants of DSUs made after January 1, 2010, regardless of whether a non-management director elects to convert his DSUs on a single date or in a series of annual installments, will convert and settle in shares of common stock earlier upon the death of the non-management director.

•

Annual Retainer for Non-Executive Chairperson. As additional compensation for service as Non-Executive Chairperson, the Non-Executive Chairperson receives a $200,000 annual retainer in addition to the regular annual retainer. Such amount is paid in quarterly installments, following the end of each quarter of service. Of this amount, $80,000 is paid in cash and $120,000 is paid in DSUs. Instead of receiving a cash payment, the Non-Executive Chairperson may elect to have 100% of the additional annual retainer paid in DSUs; provided, however, that no more than 25,000 DSUs may be granted to the Non-Executive Chairperson in any one calendar year with respect to the additional annual retainer. To the extent this limit would be exceeded, the remainder of the additional annual retainer will be paid in cash.

•

Fee for Lead Director. If a Lead Director is appointed in the absence of an independent Non-Executive Chairperson, the Lead Director would receive an annual cash retainer of $20,000 in quarterly installments, as additional compensation for service as Lead Director.

•

Fees for Committee Chairs. As additional compensation for service as chairperson of a committee, each chairperson will receive an additional annual cash retainer payable in quarterly installments, as follows: Audit Committee chair, $23,000; Management Development and Compensation Committee chair, $16,000; and each other standing committee chair, $12,000.

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

The following table sets forth information concerning compensation paid or accrued by us in 2018 to our non-management directors:

2018 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)(4)	All Other Compensation ($)(5)	Total ($)
William H. Bolinder	140,019	76,708	10,000	226,727
G. Kent Conrad	128,019	76,708	9,500	214,227
Melina E. Higgins	128,019	76,708	10,000	214,727
David M. Moffett	144,019	76,708	10,000	230,727
Thomas E. Moloney	140,019	76,708	10,000	226,727
James A. Parke(1)	3,833	26,370	—	30,203
Debra J. Perry	128,019	76,708	4,250	208,977
Robert P. Restrepo Jr.	147,186	76,708	10,000	233,894
James S. Riepe	233,266	140,412	10,000	383,678

(1)	Mr. Parke passed away on February 21, 2018.
(2)

Amounts include the portion of the annual retainer (described above) that was paid in cash. Messrs. Bolinder, Conrad, Moffett, Moloney, Restrepo and Riepe and Mses. Higgins and Perry reached the maximum deferral of 30,000 DSUs with their fourth quarter retainer payment and Mr. Riepe reached the maximum deferral of 25,000 DSUs as Non-Executive Chairman of the Board with his fourth quarter retainer payment; therefore, a larger portion of their fourth quarter payment was made in cash. Amounts also include applicable committee chair fees and the cash portion of the retainer for the Non-Executive Chairman of the Board of Directors.

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

(4)	The following table shows for each non-management director the total number of DSUs held as of December 31, 2018 (rounded down to the nearest whole share):

Name	Total Number of DSUs Held as of December 31, 2018
William H. Bolinder	169,671
G. Kent Conrad	132,832
Melina E. Higgins	127,837
David M. Moffett	141,725
Thomas E. Moloney	177,415
James A. Parke	—
Debra J. Perry	61,403
Robert P. Restrepo Jr.	61,403
James S. Riepe	347,055

(5)	Amounts reflect company charitable match contributions.

Director Stock Ownership Policy

To help promote the alignment of the personal interests of the company’s non-management directors with the interests of our stockholders, we have established a robust stock ownership policy for all non-management directors. Under the policy, each non-management director is expected to hold common stock and/or DSUs while serving as a director of Genworth having a value equal to five times the value of the cash portion of the annual retainer payable to non-management directors, which as of December 31, 2018 was $100,000. Therefore, the ownership guideline at this time was $500,000. Non-management directors are expected to satisfy this ownership guideline over time after their initial appointment to the Board, and are not permitted to sell any shares of Genworth common stock received from us until the ownership guideline has been met. The DSUs held by the non-management directors settle in shares of common stock beginning one year after the director leaves the Board of Directors in a single payment or in payments over 10 years, at the election of the director, or earlier upon the death of the director. The following table shows the stock ownership as of December 31, 2018 of our current non-management directors, the percentage of the ownership guideline that they have reached, and the number of years that have elapsed since the director was initially made subject to the policy. The value of each non-management director’s stock ownership is based on the closing price of our common stock on December 31, 2018 ($4.66).

Director	Number of Shares/ DSUs Held (#)	Value as of December 31, 2018 ($)	Stock Held as % of Ownership Guideline	Years Subject to Ownership Policy
William H. Bolinder	172,671	$804,647	>100%	8
G. Kent Conrad	132,832	$618,997	>100%	5
Melina E. Higgins	127,837	$595,720	>100%	5
David M. Moffett	141,725	$660,439	>100%	6
Thomas E. Moloney	188,415	$878,014	>100%	9
Debra J. Perry	61,403	$286,138	57%	2
Robert P. Restrepo Jr.	61,403	$286,138	57%	2
James S. Riepe	415,055	$1,934,156	>100%	12

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

INFORMATION RELATING TO DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT STOCKHOLDERS

Ownership of Genworth Common Stock

The following table sets forth information as of March 1, 2019, except as indicated in the footnotes to the table, regarding the beneficial ownership of our common stock by:

•

all persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own beneficially more than 5% of any class of our common stock (based on the most recently available information filed with the SEC);

•	the named executive officers included in the 2018 Summary Compensation Table as set forth in Item 11;

•	each of our current directors; and

•	all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated in the footnotes to the table, each of the directors and executive officers possesses sole voting and investment power with respect to all shares set forth opposite his or her name. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of stock options or SARs or upon the conversion of RSUs held by that person that are currently exercisable or convertible, or are exercisable or convertible within 60 days of March 1, 2019, are deemed to be issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of any other stockholder. The number of shares issuable upon exercise of SARs is calculated based on the excess of the closing price of our common stock on March 1, 2019 over the base price of the SARs. As of March 1, 2019, there were 501,138,247 shares of common stock outstanding and no shares of any other class of voting securities outstanding.

The address of each director and executive officer listed below is c/o Genworth Financial, Inc., 6620 West Broad Street, Richmond, Virginia 23230.

	Beneficial Ownership			Other Non-Management Director Stock- Based Holdings(1)
Name of Beneficial Owner	Number of Shares	Percentage
BlackRock, Inc.(2)	58,673,934	11.7
The Vanguard Group, Inc.(3)	46,359,213	9.2	5
Thomas J. McInerney	265,984	*
Kelly L. Groh(4)	184,614	*
Kevin D. Schneider	385,703	*
Ward E. Bobitz(5)	122,350	*
Daniel J. Sheehan IV(6)	338,772	*
Scott J. McKay(7)	124,780	*
William H. Bolinder	3,000	*		169,671
G. Kent Conrad	—	—		132,832
Melina E. Higgins	—	—		127,837
David M. Moffett	—	—		141,725
Thomas E. Moloney	11,000	*		177,415
Debra J. Perry	—	—		61,403
Robert P. Restrepo Jr.	—	—		61,403
James S. Riepe	68,000	*		347,055
All directors and executive officers as a group (15 persons)(8)	1,504,466	*

*	Less than 1%.
(1)

Represents DSUs held by the non-management directors that settle in shares of common stock beginning one year after the director leaves the Board in a single payment or in payments over 10 years, at the election of the director, or earlier upon the death of the director. See Item 11—Compensation of Directors for more information regarding DSUs.

(2)

Information obtained solely by reference to the Schedule 13G/A filed with the SEC on January 28, 2019 by BlackRock, Inc. (“BlackRock”). BlackRock reported that it has sole power to vote or direct the vote of 57,047,541 shares and that it has sole power to dispose or to direct the disposition of 58,673,934 shares. The address for BlackRock is 55 East 52nd Street, New York, NY 10055.

(3)

Information obtained solely by reference to the Schedule 13G/A filed with the SEC on February 11, 2019 by The Vanguard Group, Inc. (“Vanguard”). Vanguard reported that it has sole power to vote or direct the vote of 494,317 shares that it beneficially owns, and has shared power to vote or direct to vote of 64,976 shares, and that it has sole power to dispose or to direct the disposition of 45,847,224 shares and has shared power to dispose or to direct the disposition of 511,989 shares. Vanguard further reported that (a) Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 447,013 shares, or 0.08%, of our common stock as a result of its serving as investment manager of collective trust accounts and (b) Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 112,280 shares, or 0.02%, of our common stock as a result of its serving as investment manager of Australian investment offerings. The address for Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(4)	Includes 39,000 shares of common stock issuable upon the exercise of stock options.
(5)	Includes 22,000 shares of common stock issuable upon the exercise of stock options.
(6)	Includes 58,000 shares of common stock issuable upon the exercise of stock options.
(7)	Mr. McKay, our former Executive Vice President—Chief Strategy Officer, resigned his position effective February 14, 2018, and left the company effective March 31, 2018.
(8)	Represents ownership by all current directors and executive officers.

Ownership of Public Company Genworth Subsidiaries

Genworth MI Canada Inc.

In July 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect, majority-owned subsidiary, completed an initial public offering of its common shares. As of March 1, 2019, we beneficially owned 57% of the common shares of Genworth Canada. The following table sets forth information as of March 1, 2019, regarding the beneficial ownership of the common shares of Genworth Canada by the named executive officers and all of our directors and executive officers as a group. As of March 1, 2019, none of our current directors beneficially owned any common shares of Genworth Canada. Beneficial ownership is determined in accordance with the rules of the SEC. The executive officers that hold Genworth Canada common shares possess sole voting and investment power with respect to all shares set forth by their name. As of March 1, 2019, there were 87,593,663 common shares of Genworth Canada outstanding and no shares of any other class of voting securities outstanding.

Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percentage
Thomas J. McInerney	—	—
Kelly L. Groh	—	—
Kevin D. Schneider	—	—
Ward E. Bobitz	—	—
Daniel J. Sheehan IV	—	—
Scott J. McKay	—	—
All directors and executive officers as a group (15 persons)(1)	—	—

(1)	Represents ownership by all current directors and executive officers.

Genworth Mortgage Insurance Australia Limited

In May 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), our indirect, majority-owned subsidiary, completed an initial public offering of its common shares. As of March 1, 2019, we beneficially owned approximately 52% of the common shares of Genworth Australia. The following table sets forth information as of March 1, 2019, regarding the beneficial ownership of the common shares of Genworth Australia by the named executive officers and all of our directors and executive officers as a group. As of March 1, 2019, none of our current directors beneficially owned any common shares of Genworth Australia. Beneficial ownership is determined in accordance with the rules of the SEC. The executive officers that hold Genworth Australia common shares possess sole voting and investment power with respect to all shares set forth by their name. As of March 1, 2019, there were 437,083,959 common shares of Genworth Australia outstanding and no shares of any other class of voting securities outstanding.

Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percentage
Thomas J. McInerney	—	—
Kelly L. Groh	—	—
Kevin D. Schneider	33,419	*
Ward E. Bobitz	—	—
Daniel J. Sheehan IV	—	—
Scott J. McKay	—	—
All directors and executive officers as a group (15 persons)(1)	33,419	*

*	Less than 1%.
(1)	Represents ownership by all current directors and executive officers.

EQUITY COMPENSATION PLANS

The following table gives information as of December 31, 2018 about common stock that may be issued under all of our existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(4)
Equity Compensation Plans Approved by Stockholders(1)	11,521,143	$11.52	25,047,572
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	11,521,143	$11.52	25,047,572

(1)	2004 Genworth Financial, Inc. Omnibus Incentive Plan, 2012 Genworth Financial, Inc. Omnibus Incentive Plan and 2018 Genworth Financial, Inc. Omnibus Incentive Plan.
(2)

Includes shares issuable pursuant to the exercise or conversion of stock options, SARs, RSUs, PSUs and DSUs. The number of shares issuable upon exercise of SARs is calculated based on the excess, if any, of the closing price of our common stock on December 31, 2018 of $4.66 over the base price of the SARs. The number of shares issuable upon conversion of PSUs is calculated based on maximum payout levels until the performance period closes and the award settles.

(3)

Calculation of weighted-average exercise price of outstanding awards includes SARs (which are exercisable for shares of common stock for no consideration) and stock options, but does not include RSUs, PSUs and DSUs that convert to shares of common stock for no consideration. The weighted-average exercise price of outstanding stock options was $11.77. The weighted-average base price of outstanding SARs was $10.03.

(4)

Reflects shares reserved and available for future issuance under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan. Under the plan, each stock option and SAR counts as one share against the share reserve, and each full-value award counts as 1.25 shares against the share reserve. Accordingly, a total of approximately 20,038,057 shares are available for issuance pursuant to grants of full-value stock awards.

CHANGES IN CONTROL

On October 21, 2016, Genworth entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into Genworth, subject to the terms and conditions of the Merger Agreement, with Genworth surviving the Merger as an indirect, wholly owned subsidiary of Asia Pacific Insurance, which is owned by Oceanwide. The transaction has received all required U.S. insurance regulatory approvals. The closing of the Merger remains subject to other conditions, including the required regulatory approval in Canada. In addition, Oceanwide will need to receive clearance in China for currency conversion and the transfer of funds. Genworth and Oceanwide continue to be actively engaged with the relevant regulators regarding the pending applications.

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

DIRECTOR INDEPENDENCE

Our Board currently consists of nine directors, eight of whom are independent (as defined by our Governance Principles and NYSE listing standards) and one of whom is our CEO, Mr. McInerney. For a director to be independent, the Board must determine that the director does not have any direct or indirect material relationship with Genworth. The Board has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements of the NYSE. The independence guidelines are set forth in Section 4 of our Governance Principles, which are available on our website (to view, go to www.genworth.com, select “Investors,” then select “Corporate Governance” and then select “Governance Principles”). In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination. Our Board has determined that the purchase of Genworth products and services on the same terms available to unaffiliated entities or persons does not impair a director’s independence and therefore such purchases are not considered by our Board when making independence determinations. The Board has determined that Mr. Bolinder, Sen. Conrad, Ms. Higgins, Mr. Moffett, Mr. Moloney, Ms. Perry, Mr. Restrepo and Mr. Riepe satisfy the NYSE’s independence requirements and Genworth’s independence guidelines. The Board also previously determined that James A. Parke, who served on the Board until February 2018, satisfied the NYSE’s independence requirements and Genworth’s independence guidelines.

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

MEETINGS OF NON-MANAGEMENT AND INDEPENDENT DIRECTORS

All of our current non-management directors are independent (as determined in accordance with the NYSE listing standards and our Governance Principles) and our non-management directors met without management present at regularly scheduled Board meetings during 2018. Our Governance Principles provide that the non-management directors will meet regularly without management present. Mr. McInerney, our CEO, is currently the only employee of the company who serves on our Board. In addition, our Governance Principles provide that if the non-management directors include individuals who are not independent, as determined in accordance with the NYSE listing standards and our Governance Principles, then the independent directors on our Board will separately meet at least one time each year. Our Governance Principles provide that the Non-Executive Chairman of the Board, currently Mr. Riepe, will preside at the meetings of the non-management directors and the independent directors; in the absence of Mr. Riepe, the non-management directors present will select an independent committee chair to preside at such session. The independent Non-Executive Chairman of the Board may periodically call meetings of the non-management and independent directors, including at the request of the non-management or independent directors.

Item 14.	Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Upon the approval of the Audit Committee, Genworth retained KPMG LLP (“KPMG”) to audit our consolidated financial statements for 2018 and to attest to the effectiveness of the company’s internal control over financial reporting. In addition, Genworth retained KPMG, as well as other accounting firms, to provide other accounting and advisory services in 2018.

We understand the need for KPMG to maintain objectivity and independence in its audit of our consolidated financial statements. As required by the Audit Committee’s charter and applicable SEC and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations, the Audit Committee pre-approves all audit, audit-related, tax and other permitted non-audit services performed by KPMG, including the amount of fees payable for such services, to ensure that the provision of such services does not impair KPMG’s independence. The Audit Committee may not delegate this responsibility to management. Certain audit and audit-related services and fees are pre-approved by the Audit Committee on an annual basis in connection with the engagement of KPMG as the company’s independent registered public accounting firm for the fiscal year. Other audit, audit-related and permitted non-audit services have been pre-approved by the Audit Committee pursuant to our Audit Committee’s Key Practices and are subject to fee caps. Any other audit, audit-related and permitted non-audit services and all tax services must be specifically pre-approved by the Audit Committee.

The aggregate fees billed by KPMG in 2018 and 2017 for professional services rendered were:

Type of Fees	2018	2017
	(in millions)
Audit Fees(1)	$9.0	$8.8
Audit-Related Fees(2)	1.1	1.8
Tax Fees(3)	—	—
All Other Fees(4)	0.1	0.1

Total	$10.2	$10.7

(1)

Fees for services to perform an audit or review in accordance with either the standards of the PCAOB or similar bodies in other countries, or generally accepted auditing standards and services that generally only Genworth’s independent registered public accounting firm can reasonably provide, such as the audit of Genworth’s consolidated financial statements included in public offerings or filings, the review of the financial statements included in our Quarterly Reports on Form 10-Q, and for services that are normally provided by accountants in connection with statutory and regulatory filings or engagements.

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

(3)

Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds, tax payment planning services and assistance with tax audits and filing appeals and totaled $44,540 for 2018 and $49,774 for 2017. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice from taxing authorities and totaled $0 for 2018 and 2017.

(4)	Fees not considered audit or audit-related, such as the actuarial services, workpaper access for strategic due diligence, and advice and assistance for the dissolution of entities.

Part IV

Item 15.	Exhibits

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney

31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Kelly L. Groh

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genworth Financial, Inc.

By:	/s/ Thomas J. McInerney
Thomas J. McInerney President and Chief Executive Officer

Date: April 15, 2019