Form 10-Q
period 2019-03-31
GENWORTH FINANCIAL INC
filed 2019-05-01
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2019, 503,314,344 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$61,360	$59,661
Equity securities, at fair value	635	655
Commercial mortgage loans ($59 and $62 are restricted as of March 31, 2019 and December 31, 2018, respectively, related to a securitization entity)	6,988	6,749
Policy loans	1,994	1,861
Other invested assets	1,208	1,188

Total investments	72,185	70,114
Cash, cash equivalents and restricted cash	2,221	2,177
Accrued investment income	726	675
Deferred acquisition costs	2,219	3,263
Intangible assets and goodwill	265	347
Reinsurance recoverable	17,257	17,278
Other assets	532	474
Deferred tax asset	573	736
Separate account assets	6,210	5,859

Total assets	$102,188	$100,923

Liabilities and equity
Liabilities:
Future policy benefits	$38,369	$37,940
Policyholder account balances	22,651	22,968
Liability for policy and contract claims	10,536	10,379
Unearned premiums	3,482	3,546
Other liabilities	1,682	1,682
Non-recourse funding obligations	311	311
Long-term borrowings	4,035	4,025
Deferred tax liability	30	24
Separate account liabilities	6,210	5,859

Total liabilities	87,306	86,734

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 591 million and 589 million shares issued as of March 31, 2019 and December 31, 2018, respectively; 503 million and 501 million shares outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	11,989	11,987

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	932	585
Net unrealized gains (losses) on other-than-temporarily impaired securities	11	10

Net unrealized investment gains (losses)	943	595

Derivatives qualifying as hedges	1,850	1,781
Foreign currency translation and other adjustments	(301)	(332)

Total accumulated other comprehensive income (loss)	2,492	2,044
Retained earnings	1,292	1,118
Treasury stock, at cost (88 million shares as of March 31, 2019 and December 31, 2018)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,074	12,450
Noncontrolling interests	1,808	1,739

Total equity	14,882	14,189

Total liabilities and equity	$102,188	$100,923

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Revenues:
Premiums	$1,114	$1,140
Net investment income	829	804
Net investment gains (losses)	74	(31)
Policy fees and other income	187	202

Total revenues	2,204	2,115

Benefits and expenses:
Benefits and other changes in policy reserves	1,301	1,311
Interest credited	147	156
Acquisition and operating expenses, net of deferrals	251	240
Amortization of deferred acquisition costs and intangibles	91	104
Interest expense	72	76

Total benefits and expenses	1,862	1,887

Income before income taxes	342	228
Provision for income taxes	112	63

Net income	230	165
Less: net income attributable to noncontrolling interests	56	53

Net income available to Genworth Financial, Inc.’s common stockholders	$174	$112

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$0.22

Diluted	$0.34	$0.22

Weighted-average common shares outstanding:
Basic	501.2	499.6

Diluted	508.6	502.7

Supplemental disclosures:
Total other-than-temporary impairments	$—	$—
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	—	—
Other investments gains (losses)	74	(31)

Total net investment gains (losses)	$74	$(31)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Net income	$230	$165
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	379	(341)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	—
Derivatives qualifying as hedges	69	(152)
Foreign currency translation and other adjustments	54	(87)

Total other comprehensive income (loss)	503	(580)

Total comprehensive income (loss)	733	(415)
Less: comprehensive income attributable to noncontrolling interests	111	4

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$622	$(419)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

(Unaudited)

						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2018	$1	$11,987	$2,044	$1,118	$(2,700)	$12,450	$1,739	$14,189
Repurchase of subsidiary shares	—	—	—	—	—	—	(12)	(12)
Comprehensive income:
Net income	—	—	—	174	—	174	56	230
Other comprehensive income, net of taxes	—	—	448	—	—	448	55	503

Total comprehensive income						622	111	733
Dividends to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Stock-based compensation expense and exercises and other	—	2	—	—	—	2	(2)	—

Balances as of March 31, 2019	$1	$11,989	$2,492	$1,292	$(2,700)	$13,074	$1,808	$14,882

Balances as of December 31, 2017	$1	$11,977	$3,027	$1,113	$(2,700)	$13,418	$1,910	$15,328
Cumulative effect of change in accounting, net of taxes	—	—	131	(114)	—	17	—	17
Repurchase of subsidiary shares	—	—	—	—	—	—	(36)	(36)
Comprehensive income (loss):
Net income	—	—	—	112	—	112	53	165
Other comprehensive loss, net of taxes	—	—	(531)	—	—	(531)	(49)	(580)

Total comprehensive income (loss)						(419)	4	(415)
Dividends to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Stock-based compensation expense and exercises and other	—	2	—	—	—	2	2	4

Balances as of March 31, 2018	$1	$11,979	$2,627	$1,111	$(2,700)	$13,018	$1,844	$14,862

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$230	$165
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(16)	(25)
Net investment (gains) losses	(74)	31
Charges assessed to policyholders	(165)	(178)
Acquisition costs deferred	(17)	(18)
Amortization of deferred acquisition costs and intangibles	91	104
Deferred income taxes	75	26
Derivative instruments and limited partnerships	(30)	(152)
Stock-based compensation expense	7	7
Change in certain assets and liabilities:
Accrued investment income and other assets	(258)	(45)
Insurance reserves	301	377
Current tax liabilities	8	(39)
Other liabilities, policy and contract claims and other policy-related balances	(18)	(144)

Net cash from operating activities	134	109

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	902	934
Commercial mortgage loans	127	205
Restricted commercial mortgage loans related to a securitization entity	3	8
Proceeds from sales of investments:
Fixed maturity and equity securities	1,714	792
Purchases and originations of investments:
Fixed maturity and equity securities	(2,128)	(2,013)
Commercial mortgage loans	(370)	(199)
Other invested assets, net	17	104
Policy loans, net	12	2

Net cash from (used by) investing activities	277	(167)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	198	255
Withdrawals from universal life and investment contracts	(581)	(591)
Proceeds from issuance of long-term debt	—	441
Repayment of borrowings related to a securitization entity	—	(8)
Repurchase of subsidiary shares	(12)	(36)
Dividends paid to noncontrolling interests	(28)	(36)
Other, net	48	22

Net cash from (used by) financing activities	(375)	47

Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(21)

Net change in cash, cash equivalents and restricted cash	44	(32)
Cash, cash equivalents and restricted cash at beginning of period	2,177	2,875

Cash, cash equivalents and restricted cash at end of period	$2,221	$2,843

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

On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide Holdings Group Co., Ltd., a limited liability company incorporated in the People’s Republic of China (together with its affiliates, “China Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of Asia Pacific Insurance. China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash.

At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement. The closing of the transaction remains subject to other closing conditions and approvals.

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

In addition to our five operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2018 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Accounting Changes

Accounting Pronouncements Recently Adopted

On January 1, 2019, we adopted new accounting guidance related to benchmark interest rates used in derivative hedge accounting. The guidance adds an additional permissible U.S. benchmark interest rate, the Secured Overnight Financing Rate, for hedge accounting purposes. We adopted this new accounting guidance using the prospective method, which did not have any impact on our condensed consolidated financial statements and disclosures.

On January 1, 2019, we adopted new accounting guidance related to accounting for nonemployee share-based payments. The guidance aligns the measurement and classification of share-based payments to nonemployees issued in exchange for goods or services with the guidance for share-based payments to employees, with certain exceptions. We adopted this new accounting guidance using the modified retrospective method. This guidance is consistent with our previous accounting practices and, accordingly, had no impact on our condensed consolidated financial statements at adoption.

On January 1, 2019, we adopted new accounting guidance related to shortening the amortization period of certain callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. We adopted this new accounting guidance using the modified retrospective method, which had no significant impact on our condensed consolidated financial statements at adoption.

On January 1, 2019, we adopted new accounting guidance related to the accounting for leases. The new guidance generally requires lessees to recognize both a right-of-use asset and a corresponding lease liability on the balance sheet. We adopted this new accounting guidance using the effective date transition method, which

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

permits entities to apply the new lease standard using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods will be subject to this new accounting guidance. The package of practical expedients was also elected upon adoption. Upon adoption we recorded a $60 million right-of-use asset related to operating leases and a $63 million lease liability. In addition, we de-recognized accrued rent expense of $3 million recorded under the previous accounting guidance. The right-of-use asset and the lease liability are included in other assets and other liabilities, respectively, but do not have a material impact on our condensed consolidated balance sheet as of March 31, 2019. The initial measurement of our right-of-use asset had no significant initial direct costs, prepaid lease payments or lease incentives; therefore, a cumulative-effect adjustment was not recorded to the opening retained earnings balance as a result of the change in accounting principle.

Our leased assets are predominantly classified as operating leases and consist of office space in 14 locations primarily in the United States, Canada and Australia. Lease payments included in the calculation of our lease liability include fixed amounts contained within each rental agreement and variable lease payments that are based upon an index or rate. We have elected to combine lease and non-lease components, as permitted under this new accounting guidance, as a result, non-lease components are included in the calculation of our lease liability as opposed to being separated and accounted for as consideration under the new revenue recognition standard. Our remaining lease terms range from 1 to 14 years and have a weighted-average remaining lease term of 7.6 years as of March 31, 2019. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 6.24% as of March 31, 2019.

Our aggregate annual rental expense for all leases under the previous guidance was approximately $11 million. Annual rental expense and future minimum lease payments are not expected to be materially different under this new accounting guidance.

Accounting Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“the FASB”) issued new accounting guidance that significantly changes the recognition and measurement of long-duration insurance contracts and expands disclosure requirements, which impacts our life insurance deferred acquisition costs (“DAC”) and liabilities. In accordance with the guidance, the more significant changes include:

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	the amortization method for DAC will generally be on a straight-line basis over the expected contract term; and

•	disclosures will be greatly expanded to include significant assumptions and product liability rollforwards.

The guidance is currently effective for us on January 1, 2021 using the modified retrospective method, with early adoption permitted. We are in process of evaluating the new guidance and the impact it will have on our condensed consolidated financial statements.

In August 2018, the FASB issued new accounting guidance related to disclosure requirements for defined benefit plans as part of its disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for defined benefit pension and other postretirement benefit plans. The guidance is currently effective for us on January 1, 2020 using the retrospective method, with early adoption permitted. We do not expect any significant impact from this guidance on our condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued new accounting guidance related to fair value disclosure requirements as part of its disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for fair value measurements. The guidance includes new disclosure requirements related to the change in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is currently effective for us on January 1, 2020 using the prospective method for certain disclosures and the retrospective method for all other disclosures. Early adoption of either the entire standard or only the provisions that eliminate or modify the requirements is permitted. We are in process of evaluating the impact the guidance may have on our condensed consolidated financial statements and disclosures.

In June 2016, the FASB issued new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires that entities recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value, which would primarily include our commercial mortgage loans and reinsurance receivables. The new guidance retains most of the existing impairment guidance for available-for-sale debt securities but amends the presentation of credit losses to be presented as an allowance as opposed to a write-down and permits the reversal of credit losses when reassessing changes in the credit losses each reporting period. The new guidance is effective for us on January 1, 2020, with early adoption permitted beginning January 1, 2019. Upon adoption, the modified retrospective method will be used and a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption will be recorded. We are in process of evaluating the impact the guidance may have on our condensed consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2019	2018
Weighted-average shares used in basic earnings per share calculations	501.2	499.6
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	7.4	3.1

Weighted-average shares used in diluted earnings per share calculations	508.6	502.7

Net income:
Net income	$230	$165
Less: net income attributable to noncontrolling interests	56	53

Net income available to Genworth Financial, Inc.’s common stockholders	$174	$112

Basic earnings per share:
Net income	$0.46	$0.33
Less: net income attributable to noncontrolling interests	0.11	0.11

Net income available to Genworth Financial, Inc.’s common stockholders	$0.35	$0.22

Diluted earnings per share:
Net income	$0.45	$0.33
Less: net income attributable to noncontrolling interests	0.11	0.10

Net income available to Genworth Financial, Inc.’s common stockholders(1)	$0.34	$0.22

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2019	2018
Fixed maturity securities—taxable	$643	$635
Fixed maturity securities—non-taxable	2	3
Equity securities	9	10
Commercial mortgage loans	81	82
Restricted commercial mortgage loans related to a securitization entity	1	2
Policy loans	46	43
Other invested assets	59	39
Cash, cash equivalents, restricted cash and short-term investments	12	12

Gross investment income before expenses and fees	853	826
Expenses and fees	(24)	(22)

Net investment income	$829	$804

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2019	2018
Available-for-sale securities:
Realized gains	$81	$7
Realized losses	(22)	(16)

Net realized gains (losses) on available-for-sale securities	59	(9)

Impairments:
Total other-than-temporary impairments	—	—
Portion of other-than-temporary impairments included in other comprehensive income	—	—

Net realized gains (losses) on equity securities sold	3	2
Net unrealized gains (losses) on equity securities still held	8	(18)
Limited partnerships	15	7
Commercial mortgage loans	(1)	—
Derivative instruments (1)	(10)	(13)

Net investment gains (losses)	$74	$(31)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended March 31, 2019 and 2018 was $763 million and $619 million, respectively, which was approximately 97% and 98%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (“OCI”) as of and for the three months ended March 31:

(Amounts in millions)	2019	2018
Beginning balance	$24	$32
Reductions:
Securities sold, paid down or disposed	(1)	(4)

Ending balance	$23	$28

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2019	December 31, 2018
Net unrealized gains (losses) on fixed maturity securities (1)	$3,714	$1,775
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(2,401)	(952)
Income taxes, net	(300)	(190)

Net unrealized investment gains (losses)	1,013	633
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	70	38

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$943	$595

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income was as follows as of and for the three months ended March 31:

(Amounts in millions)	2019	2018
Beginning balance	$595	$1,085
Cumulative effect of changes in accounting:
Stranded tax effects	—	189
Recognition and measurement of financial assets and liabilities, net of taxes of $— and $18	—	(25)

Total cumulative effect of changes in accounting	—	164

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,999	(1,681)
Adjustment to deferred acquisition costs	(989)	442
Adjustment to present value of future profits	(53)	36
Adjustment to sales inducements	(19)	20
Adjustment to benefit reserves	(388)	740
Provision for income taxes	(123)	95

Change in unrealized gains (losses) on investment securities	427	(348)
Reclassification adjustments to net investment (gains) losses, net of taxes of $13 and $(1)	(47)	7

Change in net unrealized investment gains (losses)	380	(341)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	32	(9)

Ending balance	$943	$917

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity Securities

As of March 31, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
	Amortized	Not other-than-	Other-than-	Not other-than-	Other-than-
	cost or	temporarily	temporarily	temporarily	temporarily	Fair
(Amounts in millions)	cost	impaired	impaired	impaired	impaired	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,116	$619	$—	$(4)	$—	$4,731
State and political subdivisions	2,329	223	—	(6)	—	2,546
Non-U.S. government	2,403	121	—	(6)	—	2,518
U.S. corporate:
Utilities	4,296	426	—	(37)	—	4,685
Energy	2,447	186	—	(15)	—	2,618
Finance and insurance	6,883	405	—	(37)	—	7,251
Consumer—non-cyclical	4,905	407	—	(55)	—	5,257
Technology and communications	2,832	161	—	(19)	—	2,974
Industrial	1,194	67	—	(12)	—	1,249
Capital goods	2,283	225	—	(19)	—	2,489
Consumer—cyclical	1,579	83	—	(16)	—	1,646
Transportation	1,271	107	—	(16)	—	1,362
Other	379	33	—	(1)	—	411

Total U.S. corporate	28,069	2,100	—	(227)	—	29,942

Non-U.S. corporate:
Utilities	1,100	36	—	(9)	—	1,127
Energy	1,327	124	—	(4)	—	1,447
Finance and insurance	2,434	129	—	(9)	—	2,554
Consumer—non-cyclical	699	19	—	(9)	—	709
Technology and communications	1,151	52	—	(6)	—	1,197
Industrial	920	56	—	(3)	—	973
Capital goods	644	21	—	(3)	—	662
Consumer—cyclical	537	8	—	(4)	—	541
Transportation	756	65	—	(6)	—	815
Other	2,127	139	—	(6)	—	2,260

Total non-U.S. corporate	11,695	649	—	(59)	—	12,285

Residential mortgage-backed	2,762	181	13	(6)	—	2,950
Commercial mortgage-backed	2,946	64	—	(48)	—	2,962
Other asset-backed	3,422	18	1	(15)	—	3,426

Total available-for-sale fixed maturity securities	$57,742	$3,975	$14	$(371)	$—	$61,360

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
	Amortized	Not other-than-	Other-than-	Not other-than-	Other-than-
	cost or	temporarily	temporarily	temporarily	temporarily	Fair
(Amounts in millions)	cost	impaired	impaired	impaired	impaired	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,175	$473	$—	$(17)	$—	$4,631
State and political subdivisions	2,406	168	—	(22)	—	2,552
Non-U.S. government	2,345	72	—	(24)	—	2,393
U.S. corporate:
Utilities	4,439	331	—	(95)	—	4,675
Energy	2,382	101	—	(64)	—	2,419
Finance and insurance	6,705	249	—	(132)	—	6,822
Consumer—non-cyclical	4,891	294	—	(137)	—	5,048
Technology and communications	2,823	110	—	(78)	—	2,855
Industrial	1,230	41	—	(33)	—	1,238
Capital goods	2,277	165	—	(51)	—	2,391
Consumer—cyclical	1,592	53	—	(48)	—	1,597
Transportation	1,283	78	—	(41)	—	1,320
Other	376	24	—	(3)	—	397

Total U.S. corporate	27,998	1,446	—	(682)	—	28,762

Non-U.S. corporate:
Utilities	1,056	17	—	(32)	—	1,041
Energy	1,320	72	—	(23)	—	1,369
Finance and insurance	2,391	72	—	(40)	—	2,423
Consumer—non-cyclical	756	8	—	(25)	—	739
Technology and communications	1,168	23	—	(26)	—	1,165
Industrial	926	36	—	(17)	—	945
Capital goods	615	10	—	(10)	—	615
Consumer—cyclical	532	1	—	(13)	—	520
Transportation	689	46	—	(15)	—	720
Other	2,218	105	—	(23)	—	2,300

Total non-U.S. corporate	11,671	390	—	(224)	—	11,837

Residential mortgage-backed	2,888	160	13	(17)	—	3,044
Commercial mortgage-backed	3,054	43	—	(81)	—	3,016
Other asset-backed	3,444	10	1	(29)	—	3,426

Total available-for-sale fixed maturity securities	$57,981	$2,762	$14	$(1,096)	$—	$59,661

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of March 31, 2019:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$—	$—	—	$229	$(4)	31	$229	$(4)	31
State and political subdivisions	11	—	3	259	(6)	60	270	(6)	63
Non-U.S. government	62	—	11	331	(6)	36	393	(6)	47
U.S. corporate	1,247	(37)	153	5,003	(190)	698	6,250	(227)	851
Non-U.S. corporate	354	(6)	57	1,922	(53)	296	2,276	(59)	353
Residential mortgage-backed	46	(1)	9	476	(5)	85	522	(6)	94
Commercial mortgage-backed	168	(4)	22	933	(44)	143	1,101	(48)	165
Other asset-backed	981	(10)	209	707	(5)	162	1,688	(15)	371

Total for fixed maturity securities in an unrealized loss position	$2,869	$(58)	464	$9,860	$(313)	1,511	$12,729	$(371)	1,975

% Below cost:
<20% Below cost	$2,869	$(58)	464	$9,839	$(304)	1,505	$12,708	$(362)	1,969
20%-50% Below cost	—	—	—	18	(6)	3	18	(6)	3
>50% Below cost	—	—	—	3	(3)	3	3	(3)	3

Total for fixed maturity securities in an unrealized loss position	$2,869	$(58)	464	$9,860	$(313)	1,511	$12,729	$(371)	1,975

Investment grade	$2,639	$(51)	434	$9,439	$(292)	1,446	$12,078	$(343)	1,880
Below investment grade	230	(7)	30	421	(21)	65	651	(28)	95

Total for fixed maturity securities in an unrealized loss position	$2,869	$(58)	464	$9,860	$(313)	1,511	$12,729	$(371)	1,975

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of March 31, 2019:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
U.S. corporate:
Utilities	$217	$(7)	22	$697	$(30)	103	$914	$(37)	125
Energy	60	—	15	368	(15)	49	428	(15)	64
Finance and insurance	203	(5)	27	1,398	(32)	198	1,601	(37)	225
Consumer— non-cyclical	313	(13)	27	813	(42)	104	1,126	(55)	131
Technology and communications	95	(4)	17	446	(15)	66	541	(19)	83
Industrial	98	(2)	10	193	(10)	27	291	(12)	37
Capital goods	87	(2)	15	359	(17)	48	446	(19)	63
Consumer—cyclical	59	—	12	397	(16)	53	456	(16)	65
Transportation	99	(3)	7	316	(13)	49	415	(16)	56
Other	16	(1)	1	16	—	1	32	(1)	2

Subtotal, U.S. corporate securities	1,247	(37)	153	5,003	(190)	698	6,250	(227)	851

Non-U.S. corporate:
Utilities	24	—	2	259	(9)	30	283	(9)	32
Energy	29	—	4	187	(4)	26	216	(4)	30
Finance and insurance	39	—	9	475	(9)	73	514	(9)	82
Consumer— non-cyclical	38	(1)	9	208	(8)	25	246	(9)	34
Technology and communications	89	(2)	7	136	(4)	28	225	(6)	35
Industrial	8	—	4	135	(3)	18	143	(3)	22
Capital goods	23	—	4	116	(3)	16	139	(3)	20
Consumer—cyclical	37	(1)	6	128	(3)	25	165	(4)	31
Transportation	38	(1)	6	102	(5)	18	140	(6)	24
Other	29	(1)	6	176	(5)	37	205	(6)	43

Subtotal, non-U.S. corporate securities	354	(6)	57	1,922	(53)	296	2,276	(59)	353

Total for corporate securities in an unrealized loss position	$1,601	$(43)	210	$6,925	$(243)	994	$8,526	$(286)	1,204

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2018:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$545	$(8)	17	$161	$(9)	26	$706	$(17)	43
State and political subdivisions	371	(10)	63	233	(12)	57	604	(22)	120
Non-U.S. government	261	(7)	51	508	(17)	35	769	(24)	86
U.S. corporate	9,975	(472)	1,342	2,449	(210)	365	12,424	(682)	1,707
Non-U.S. corporate	4,172	(150)	614	1,274	(74)	209	5,446	(224)	823
Residential mortgage-backed	363	(6)	57	579	(11)	96	942	(17)	153
Commercial mortgage-backed	758	(19)	115	870	(62)	130	1,628	(81)	245
Other asset-backed	1,597	(23)	326	604	(6)	137	2,201	(29)	463

Total for fixed maturity securities in an unrealized loss position	$18,042	$(695)	2,585	$6,678	$(401)	1,055	$24,720	$(1,096)	3,640

% Below cost—fixed maturity securities:
<20% Below cost	$18,008	$(685)	2,581	$6,624	$(383)	1,045	$24,632	$(1,068)	3,626
20%-50% Below cost	34	(10)	4	54	(18)	10	88	(28)	14

Total for fixed maturity securities in an unrealized loss position	$18,042	$(695)	2,585	$6,678	$(401)	1,055	$24,720	$(1,096)	3,640

Investment grade	$16,726	$(615)	2,393	$6,508	$(379)	1,024	$23,234	$(994)	3,417
Below investment grade	1,316	(80)	192	170	(22)	31	1,486	(102)	223

Total for fixed maturity securities in an unrealized loss position	$18,042	$(695)	2,585	$6,678	$(401)	1,055	$24,720	$(1,096)	3,640

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2018:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
U.S. corporate:
Utilities	$1,246	$(61)	173	$343	$(34)	60	$1,589	$(95)	233
Energy	944	(47)	135	152	(17)	23	1,096	(64)	158
Finance and insurance	2,393	(92)	326	688	(40)	95	3,081	(132)	421
Consumer—non-cyclical	1,826	(101)	203	389	(36)	55	2,215	(137)	258
Technology and communications	1,135	(51)	152	263	(27)	34	1,398	(78)	186
Industrial	506	(27)	63	74	(6)	13	580	(33)	76
Capital goods	704	(31)	103	184	(20)	27	888	(51)	130
Consumer—cyclical	738	(35)	123	162	(13)	26	900	(48)	149
Transportation	435	(25)	60	179	(16)	31	614	(41)	91
Other	48	(2)	4	15	(1)	1	63	(3)	5

Subtotal, U.S. corporate securities	9,975	(472)	1,342	2,449	(210)	365	12,424	(682)	1,707

Non-U.S. corporate:
Utilities	404	(19)	58	173	(13)	24	577	(32)	82
Energy	439	(15)	64	136	(8)	20	575	(23)	84
Finance and insurance	899	(25)	151	294	(15)	52	1,193	(40)	203
Consumer—non-cyclical	377	(16)	51	102	(9)	14	479	(25)	65
Technology and communications	611	(24)	75	50	(2)	12	661	(26)	87
Industrial	275	(11)	48	72	(6)	8	347	(17)	56
Capital goods	226	(7)	27	69	(3)	13	295	(10)	40
Consumer—cyclical	268	(11)	42	117	(2)	19	385	(13)	61
Transportation	232	(7)	27	67	(8)	11	299	(15)	38
Other	441	(15)	71	194	(8)	36	635	(23)	107

Subtotal, non-U.S. corporate securities	4,172	(150)	614	1,274	(74)	209	5,446	(224)	823

Total for corporate securities in an unrealized loss position	$14,147	$(622)	1,956	$3,723	$(284)	574	$17,870	$(906)	2,530

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2019 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	cost or	Fair
(Amounts in millions)	cost	value
Due one year or less	$2,005	$2,021
Due after one year through five years	10,826	11,105
Due after five years through ten years	12,265	12,770
Due after ten years	23,516	26,126

Subtotal	48,612	52,022
Residential mortgage-backed	2,762	2,950
Commercial mortgage-backed	2,946	2,962
Other asset-backed	3,422	3,426

Total	$57,742	$61,360

As of March 31, 2019, securities issued by finance and insurance, consumer—non-cyclical and utilities industry groups represented approximately 24%, 14% and 14%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of March 31, 2019, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2019		December 31, 2018
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Property type:
Retail	$2,548	37%	$2,463	37%
Industrial	1,678	24	1,659	25
Office	1,671	24	1,548	23
Apartments	520	7	495	7
Mixed use	254	4	254	4
Other	272	4	281	4

Subtotal	6,943	100%	6,700	100%

Unamortized balance of loan origination fees and costs	(4)		(4)
Allowance for losses	(10)		(9)

Total	$6,929		$6,687

	March 31, 2019		December 31, 2018
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Geographic region:
South Atlantic	$1,739	25%	$1,709	26%
Pacific	1,705	25	1,684	25
Middle Atlantic	1,020	15	950	14
Mountain	688	10	667	10
West North Central	486	7	470	7
East North Central	449	6	405	6
West South Central	369	5	364	6
New England	267	4	228	3
East South Central	220	3	223	3

Subtotal	6,943	100%	6,700	100%

Unamortized balance of loan origination fees and costs	(4)		(4)
Allowance for losses	(10)		(9)

Total	$6,929		$6,687

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	March 31, 2019
			Greater than
	31 - 60 days	61 - 90 days	90 days past	Total
(Amounts in millions)	past due	past due	due	past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,548	$2,548
Industrial	—	—	—	—	1,678	1,678
Office	—	—	3	3	1,668	1,671
Apartments	—	—	—	—	520	520
Mixed use	—	—	—	—	254	254
Other	—	—	—	—	272	272

Total recorded investment	$—	$—	$3	$3	$6,940	$6,943

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2018
			Greater than
	31 - 60 days	61 - 90 days	90 days past	Total
(Amounts in millions)	past due	past due	due	past due	Current	Total
Property type:
Retail	$3	$—	$—	$3	$2,460	$2,463
Industrial	—	—	—	—	1,659	1,659
Office	—	—	3	3	1,545	1,548
Apartments	—	—	—	—	495	495
Mixed use	—	—	—	—	254	254
Other	—	—	—	—	281	281

Total recorded investment	$3	$—	$3	$6	$6,694	$6,700

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of March 31, 2019 and December 31, 2018, we had no commercial loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of March 31, 2019 and December 31, 2018.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of March 31, 2019 and December 31, 2018, our commercial mortgage loans greater than 90 days past due included one impaired loan with a carrying value of $3 million. This loan was modified and the modification was considered to be a troubled debt restructuring. As part of this troubled debt restructuring, we forgave default interest, penalties and fees, and modified the original contractual interest rate but we did not forgive the outstanding principal amount owed by the borrower. This loan’s collateral has an appraised value in excess of the carrying amount and the current carrying amount of this loan is expected to be recoverable.

During the three months ended March 31, 2019 and the year ended December 31, 2018, we also modified or extended one and two additional commercial mortgage loans, respectively, with a total carrying value of

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$11 million and $12 million, respectively. All of these modifications or extensions were based on current market interest rates and did not result in any forgiveness of the outstanding principal amount owed by the borrower.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2019	2018
Allowance for credit losses:
Beginning balance	$9	$9
Charge-offs	—	—
Recoveries	—	—
Provision	1	—

Ending balance	$10	$9

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$10	$9

Recorded investment:
Ending balance	$6,943	$6,348

Ending balance of individually impaired loans	$3	$6

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,940	$6,342

As of March 31, 2019 and December 31, 2018, we had one individual impaired loan within the office property type with a recorded investment and unpaid principal balance of $3 million and as of March 31, 2018, we had one individual impaired loan with an unpaid principal balance of $6 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2019
					Greater
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	than 100% (1)	Total
Property type:
Retail	$877	$537	$1,119	$15	$—	$2,548
Industrial	738	290	634	14	2	1,678
Office	588	371	712	—	—	1,671
Apartments	208	90	217	5	—	520
Mixed use	104	45	105	—	—	254
Other	43	68	161	—	—	272

Total recorded investment	$2,558	$1,401	$2,948	$34	$2	$6,943

% of total	37%	20%	43%	—%	—%	100%

Weighted-average debt service coverage ratio	2.42	1.80	1.58	1.46	0.88	1.93

(1)

Included a loan with a recorded investment of $2 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 104%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

	December 31, 2018
					Greater
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	than 100% (1)	Total
Property type:
Retail	$866	$565	$1,017	$15	$—	$2,463
Industrial	749	279	615	14	2	1,659
Office	585	373	588	2	—	1,548
Apartments	206	95	189	5	—	495
Mixed use	105	36	113	—	—	254
Other	43	78	160	—	—	281

Total recorded investment	$2,554	$1,426	$2,682	$36	$2	$6,700

% of total	38%	21%	40%	1%	—%	100%

Weighted-average debt service coverage ratio	2.42	2.04	1.59	1.38	0.88	2.00

(1)

Included a loan with a recorded investment of $2 million in good standing, where the borrower continued to make timely payments, with a loan-to-value of 105%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2019
					Greater
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	than 2.00	Total
Property type:
Retail	$35	$155	$572	$1,216	$570	$2,548
Industrial	22	69	259	667	661	1,678
Office	53	56	203	836	523	1,671
Apartments	4	24	108	191	193	520
Mixed use	3	18	52	80	101	254
Other	13	133	52	40	34	272

Total recorded investment	$130	$455	$1,246	$3,030	$2,082	$6,943

% of total	2%	7%	18%	43%	30%	100%

Weighted-average loan-to-value	56%	61%	64%	59%	42%	55%

	December 31, 2018
					Greater
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	than 2.00	Total
Property type:
Retail	$43	$157	$448	$1,234	$581	$2,463
Industrial	22	75	233	653	676	1,659
Office	57	56	156	765	514	1,548
Apartments	4	24	104	168	195	495
Mixed use	3	19	51	80	101	254
Other	13	134	50	50	34	281

Total recorded investment	$142	$465	$1,042	$2,950	$2,101	$6,700

% of total	2%	7%	16%	44%	31%	100%

Weighted-average loan-to-value	57%	61%	62%	59%	42%	54%

(f) Restricted Commercial Mortgage Loans Related To A Securitization Entity

We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to a securitization entity. Our primary economic interest in this securitization entity represents the excess interest of the commercial mortgage loans.

(g) Limited Partnerships or Similar Entities

Limited partnerships are accounted for at fair value when our partnership interest is considered minor (generally less than 3% ownership in the limited partnerships) and we exercise no influence over operating and financial policies. If our ownership percentage exceeds that threshold, limited partnerships are accounted for using the equity method of accounting. In applying either method, we use financial information provided by the investee generally on a one-to-three month lag. However, we consider whether an adjustment to the estimated fair value is necessary when the measurement date is not aligned with our reporting date.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments in partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of March 31, 2019 and December 31, 2018, the total carrying value of these investments was $445 million and $394 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

(5) Derivative Instruments

Our business activities routinely deal with fluctuations in interest rates, equity prices, currency exchange rates and other asset and liability prices. We use derivative instruments to mitigate or reduce some of these risks. We have established policies for managing each of these risks, including prohibitions on derivatives market-making and other speculative derivatives activities. These policies require the use of derivative instruments in concert with other techniques to reduce or mitigate these risks. While we use derivatives to mitigate or reduce risks, certain derivatives do not meet the accounting requirements to be designated as hedging instruments and are denoted as “derivatives not designated as hedges” in the following disclosures. For derivatives that meet the accounting requirements to be designated as hedges, the following disclosures for these derivatives are denoted as “derivatives designated as hedges,” which include cash flow hedges.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
	Balance	March 31,	December 31,	Balance	March 31,	December 31,
(Amounts in millions)	sheet classification	2019	2018	sheet classification	2019	2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$59	$42	Other liabilities	$49	$102
Foreign currency swaps	Other invested assets	3	6	Other liabilities	—	—

Total cash flow hedges		62	48		49	102

Total derivatives designated as hedges		62	48		49	102

Derivatives not designated as hedges
Interest rate swaps in a foreign currency	Other invested assets	46	74	Other liabilities	—	—
Interest rate caps and floors	Other invested assets	13	7	Other liabilities	—	—
Foreign currency swaps	Other invested assets	—	—	Other liabilities	13	23
Equity index options	Other invested assets	60	39	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	—	Other liabilities	1	1
Other foreign currency contracts	Other invested assets	6	10	Other liabilities	25	42
GMWB embedded derivatives	Reinsurance recoverable (1)	18	20	Policyholder account balances (2)	295	337
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	423	389
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	13	12

Total derivatives not designated as hedges		143	150		770	804

Total derivatives		$205	$198		$819	$906

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

		December 31,		Maturities/	March 31,
(Notional in millions)	Measurement	2018	Additions	terminations	2019
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,924	$—	$(654)	$9,270
Foreign currency swaps	Notional	80	35	(22)	93

Total cash flow hedges		10,004	35	(676)	9,363

Total derivatives designated as hedges		10,004	35	(676)	9,363

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Interest rate swaps in a foreign currency	Notional	2,565	98	(44)	2,619
Interest rate caps and floors	Notional	2,624	84	(38)	2,670
Foreign currency swaps	Notional	453	—	(2)	451
Equity index options	Notional	2,628	503	(580)	2,551
Financial futures	Notional	1,415	1,759	(1,968)	1,206
Equity return swaps	Notional	17	1	—	18
Other foreign currency contracts	Notional	1,080	1,386	(1,414)	1,052

Total derivatives not designated as hedges		15,456	3,831	(4,046)	15,241

Total derivatives		$25,460	$3,866	$(4,722)	$24,604

		December 31,		Maturities/	March 31,
(Number of policies)	Measurement	2018	Additions	terminations	2019
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	27,886	—	(577)	27,309
Fixed index annuity embedded derivatives	Policies	16,464	—	(213)	16,251
Indexed universal life embedded derivatives	Policies	929	—	(11)	918

Cash Flow Hedges

Certain derivative instruments are designated as cash flow hedges. The changes in fair value of these instruments are recorded as a component of OCI. We designate and account for the following as cash flow hedges when they have met the effectiveness requirements: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iv) forward starting interest rate swaps to hedge against changes in interest rates associated with future fixed rate bond purchases and/or interest income; and (v) other instruments to hedge the cash flows of various forecasted transactions.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2019:

		Gain (loss)
		reclassified into	Classification of gain	Gain (loss)	Classification of gain
	Gain (loss)	net income	(loss) reclassified into	recognized in	(loss) recognized in
(Amounts in millions)	recognized in OCI	from OCI	net income	net income	net income
Interest rate swaps hedging assets	$137	$38	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	6	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(12)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(3)	—	Net investment income	2	Net investment gains (losses)

Total	$122	$44		$2

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2018:

		Gain (loss)
		reclassified into	Classification of gain	Gain (loss)	Classification of gain
	Gain (loss)	net income	(loss) reclassified into	recognized in	(loss) recognized in
(Amounts in millions)	recognized in OCI	from OCI	net income	net income	net income
Interest rate swaps hedging assets	$(173)	$35	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	17	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$(157)	$40		$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2019	2018
Derivatives qualifying as effective accounting hedges as of January 1	$1,781	$2,065
Cumulative effect of changes in accounting:
Stranded tax effects	—	12
Changes to the hedge accounting model, net of deferred taxes of $— and $(1)	—	2

Total cumulative effect of changes in accounting	—	14

Current period increases (decreases) in fair value, net of deferred taxes of $(25) and $34	97	(126)
Reclassification to net (income), net of deferred taxes of $16 and $14	(28)	(26)

Derivatives qualifying as effective accounting hedges as of March 31	$1,850	$1,927

The total of derivatives designated as cash flow hedges of $1,850 million, net of taxes, recorded in stockholders’ equity as of March 31, 2019 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $109 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the three months ended March 31, 2019 and 2018, we reclassified $4 million and $3 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life; (iii) interest rate swaps in a foreign currency and interest rate caps and floors where the hedging relationship does not qualify for hedge accounting; (iv) foreign currency swaps, options and forward contracts to mitigate currency risk associated with non-functional currency investments held by certain foreign subsidiaries and future dividends or other cash flows from certain foreign subsidiaries to our holding company; and (v) equity index options to mitigate certain macroeconomic risks associated with certain foreign subsidiaries. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity and indexed universal life insurance products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2019	2018
Interest rate swaps	$(1)	$(1)	Net investment gains (losses)
Interest rate swaps in a foreign currency	(23)	—	Net investment gains (losses)
Interest rate caps and floors	6	—	Net investment gains (losses)
Equity index options	17	(15)	Net investment gains (losses)
Financial futures	(44)	(24)	Net investment gains (losses)
Equity return swaps	—	(5)	Net investment gains (losses)
Other foreign currency contracts	9	8	Net investment gains (losses)
Foreign currency swaps	10	(8)	Net investment gains (losses)
GMWB embedded derivatives	45	14	Net investment gains (losses)
Fixed index annuity embedded derivatives	(38)	8	Net investment gains (losses)
Indexed universal life embedded derivatives	1	5	Net investment gains (losses)

Total derivatives not designated as hedges	$(18)	$(18)

Derivative Counterparty Credit Risk

Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2019			December 31, 2018
	Derivatives	Derivatives	Net	Derivatives	Derivatives	Net
(Amounts in millions)	assets (1)	liabilities (2)	derivatives	assets (1)	liabilities (2)	derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$196	$89	$107	$185	$169	$16
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	196	89	107	185	169	16
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(40)	(40)	—	(66)	(66)	—
Collateral received	(66)	—	(66)	(84)	—	(84)
Collateral pledged	—	(428)	428	—	(536)	536
Over collateralization	2	380	(378)	10	433	(423)

Net amount	$92	$1	$91	$45	$—	$45

(1)

Included $9 million and $6 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of March 31, 2019 and December 31, 2018, respectively.

(2)

Included $1 million of accruals on derivatives included in other liabilities as of March 31, 2019 and does not include amounts related to embedded derivatives as of March 31, 2019 and December 31, 2018.

(3)

Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Several of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating, financial strength rating or risk-based capital ratio is below the limit defined in the applicable agreement. If the provisions defined in these agreements had been triggered as of March 31, 2019 and December 31, 2018, we could have been allowed to claim $92 million and $45 million, respectively, or have been required to disburse up to $1 million as of March 31, 2019. The chart above excludes embedded derivatives as those derivatives are not subject to master netting arrangements. As of March 31, 2019, no counterparties exercised their rights to terminate or revise the terms of their transactions with us.

(6) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying unaudited condensed consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash, cash equivalents and restricted cash, short-term investments, investment securities, separate accounts, securities held as collateral and derivative instruments. Apart from certain of our borrowings and certain marketable securities, few of the instruments are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2019
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,929	$7,038	$—	$—	$7,038
Restricted commercial mortgage loans		(1)	59	63	—	—	63
Bank loan investments		(1)	294	293	—	—	293
Liabilities:
Long-term borrowings		(1)	4,035	3,564	—	3,420	144
Non-recourse funding obligations		(1)	311	215	—	—	215
Investment contracts		(1)	12,663	13,241	—	—	13,241
Other firm commitments:
Commitments to fund limited partnerships	747		—	—	—	—	—
Commitments to fund bank loan investments	40		—	—	—	—	—
Ordinary course of business lending commitments	152		—	—	—	—	—

	December 31, 2018
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,687	$6,737	$—	$—	$6,737
Restricted commercial mortgage loans		(1)	62	66	—	—	66
Bank loan investments		(1)	248	248	—	—	248
Liabilities:
Long-term borrowings		(1)	4,025	3,577	—	3,434	143
Non-recourse funding obligations		(1)	311	215	—	—	215
Investment contracts		(1)	13,105	13,052	—	—	13,052
Other firm commitments:
Commitments to fund limited partnerships	539		—	—	—	—	—
Commitments to fund bank loan investments	33		—	—	—	—	—
Ordinary course of business lending commitments	73		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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

Level 2 measurements

Fixed maturity securities

•

Third-party pricing services: In estimating the fair value of fixed maturity securities, approximately 91% of our portfolio is priced using third-party pricing sources as of March 31, 2019. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by third-party pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our third-party pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2019:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$4,731	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,494	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$2,502	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$26,748	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$10,123	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$2,915	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,864	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$3,224	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

•	Internal models: A portion of our non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$16 million, $1,031 million and $588 million, respectively, as of March 31, 2019. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Level 3 measurements

Fixed maturity securities

•

Internal models: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,660 million as of March 31, 2019.

•

Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $464 million as of March 31, 2019.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of March 31, 2019 and December 31, 2018, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $60 million and $64 million, respectively.

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

Indexed universal life embedded derivatives

We have indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interest rate swaps in a foreign currency. The valuation of interest rate swaps in a foreign currency is determined using an income approach. The primary inputs into the valuation represents the forward interest rate swap curve and foreign currency exchange rates, which are generally considered observable inputs, and results in the derivative being classified as Level 2.

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

Foreign currency swaps. The valuation of foreign currency swaps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve and foreign currency exchange rates, both of which are considered observable inputs, and results in the derivative being classified as Level 2.

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

Other foreign currency contracts. We have certain foreign currency options classified as other foreign currency contracts. The valuation of foreign currency options is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, foreign currency exchange rates, forward interest rate, foreign currency exchange rate volatility and time value component associated with the optionality in the derivative, which are generally considered observable inputs and results in the derivative being classified as Level 2. We also have foreign currency forward contracts where the valuation is determined using an income approach. The primary inputs into the valuation represent the forward foreign currency exchange rates, which are generally considered observable inputs and results in the derivative being classified as Level 2.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,731	$—	$4,731	$—	$—
State and political subdivisions	2,546	—	2,494	52	—
Non-U.S. government	2,518	—	2,518	—	—
U.S. corporate:
Utilities	4,685	—	3,937	748	—
Energy	2,618	—	2,503	115	—
Finance and insurance	7,251	—	6,661	590	—
Consumer—non-cyclical	5,257	—	5,183	74	—
Technology and communications	2,974	—	2,922	52	—
Industrial	1,249	—	1,209	40	—
Capital goods	2,489	—	2,394	95	—
Consumer—cyclical	1,646	—	1,451	195	—
Transportation	1,362	—	1,308	54	—
Other	411	—	212	199	—

Total U.S. corporate	29,942	—	27,780	2,162	—

Non-U.S. corporate:
Utilities	1,127	—	692	435	—
Energy	1,447	—	1,226	221	—
Finance and insurance	2,554	—	2,372	182	—
Consumer—non-cyclical	709	—	642	67	—
Technology and communications	1,197	—	1,170	27	—
Industrial	973	—	910	63	—
Capital goods	662	—	489	173	—
Consumer—cyclical	541	—	416	125	—
Transportation	815	—	623	192	—
Other	2,260	—	2,170	90	—

Total non-U.S. corporate	12,285	—	10,710	1,575	—

Residential mortgage-backed	2,950	—	2,915	35	—
Commercial mortgage-backed	2,962	—	2,864	98	—
Other asset-backed	3,426	—	3,224	202	—

Total fixed maturity securities	61,360	—	57,236	4,124	—

Equity securities	635	513	67	55	—

Other invested assets:
Derivative assets:
Interest rate swaps	59	—	59	—	—
Interest rate swaps in a foreign currency	46	—	46	—	—
Interest rate caps and floors	13	—	13	—	—
Foreign currency swaps	3	—	3	—	—
Equity index options	60	—	—	60	—
Other foreign currency contracts	6	—	6	—	—

Total derivative assets	187	—	127	60	—

Securities lending collateral	106	—	106	—	—
Short-term investments	139	—	139	—	—
Limited partnerships	359	—	—	—	359

Total other invested assets	791	—	372	60	359

Reinsurance recoverable (2)	18	—	—	18	—
Separate account assets	6,210	6,210	—	—	—

Total assets	$69,014	$6,723	$57,675	$4,257	$359

(1)	Limited partnerships that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV(1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,631	$—	$4,631	$—	$—
State and political subdivisions	2,552	—	2,501	51	—
Non-U.S. government	2,393	—	2,393	—	—
U.S. corporate:
Utilities	4,675	—	4,032	643	—
Energy	2,419	—	2,298	121	—
Finance and insurance	6,822	—	6,288	534	—
Consumer—non-cyclical	5,048	—	4,975	73	—
Technology and communications	2,855	—	2,805	50	—
Industrial	1,238	—	1,199	39	—
Capital goods	2,391	—	2,299	92	—
Consumer—cyclical	1,597	—	1,386	211	—
Transportation	1,320	—	1,263	57	—
Other	397	—	219	178	—

Total U.S. corporate	28,762	—	26,764	1,998	—

Non-U.S. corporate:
Utilities	1,041	—	637	404	—
Energy	1,369	—	1,152	217	—
Finance and insurance	2,423	—	2,252	171	—
Consumer—non-cyclical	739	—	633	106	—
Technology and communications	1,165	—	1,139	26	—
Industrial	945	—	884	61	—
Capital goods	615	—	442	173	—
Consumer—cyclical	520	—	398	122	—
Transportation	720	—	549	171	—
Other	2,300	—	2,219	81	—

Total non-U.S. corporate	11,837	—	10,305	1,532	—

Residential mortgage-backed	3,044	—	3,009	35	—
Commercial mortgage-backed	3,016	—	2,921	95	—
Other asset-backed	3,426	—	3,261	165	—

Total fixed maturity securities	59,661	—	55,785	3,876	—

Equity securities	655	533	64	58	—

Other invested assets:
Derivative assets:
Interest rate swaps	42	—	42	—	—
Interest rate swaps in a foreign currency	74	—	74	—	—
Interest rate caps and floors	7	—	7	—	—
Foreign currency swaps	6	—	6	—	—
Equity index options	39	—	—	39	—
Other foreign currency contracts	10	—	10	—	—

Total derivative assets	178	—	139	39	—

Securities lending collateral	102	—	102	—	—
Short-term investments	230	—	230	—	—
Limited partnerships	318	—	—	—	318

Total other invested assets	828	—	471	39	318

Reinsurance recoverable (2)	20	—	—	20	—
Separate account assets	5,859	5,859	—	—	—

Total assets	$67,023	$6,392	$56,320	$3,993	$318

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2019	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2019	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and political subdivisions	51	1	—	—	—	—	—	—	—	52	1
U.S. corporate:
Utilities	643	—	22	14	(1)	—	(2)	72	—	748	—
Energy	121	—	4	—	—	—	(10)	—	—	115	—
Finance and insurance	534	—	23	30	—	—	(4)	7	—	590	—
Consumer—non-cyclical	73	—	2	—	—	—	(10)	9	—	74	—
Technology and communications	50	—	2	—	—	—	—	—	—	52	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	92	—	3	—	—	—	—	—	—	95	—
Consumer—cyclical	211	—	7	—	(13)	—	(1)	—	(9)	195	—
Transportation	57	—	1	4	—	—	(8)	—	—	54	—
Other	178	—	3	22	—	—	(12)	8	—	199	—

Total U.S. corporate	1,998	—	68	70	(14)	—	(47)	96	(9)	2,162	—

Non-U.S. corporate:
Utilities	404	—	16	30	—	—	—	—	(15)	435	—
Energy	217	—	7	1	—	—	(4)	—	—	221	—
Finance and insurance	171	1	11	5	—	—	—	—	(6)	182	1
Consumer—non-cyclical	106	2	3	—	—	—	(44)	—	—	67	—
Technology and communications	26	—	1	—	—	—	—	—	—	27	—
Industrial	61	—	2	—	—	—	—	—	—	63	—
Capital goods	173	—	6	5	—	—	(11)	—	—	173	—
Consumer—cyclical	122	—	6	—	—	—	(3)	—	—	125	—
Transportation	171	—	6	15	—	—	—	—	—	192	—
Other	81	—	4	—	—	—	(1)	6	—	90	—

Total non-U.S. corporate	1,532	3	62	56	—	—	(63)	6	(21)	1,575	1

Residential mortgage-backed	35	—	—	—	—	—	—	—	—	35	—
Commercial mortgage-backed	95	—	2	1	—	—	—	—	—	98	—
Other asset-backed	165	—	1	54	—	—	(13)	1	(6)	202	—

Total fixed maturity securities	3,876	4	133	181	(14)	—	(123)	103	(36)	4,124	2

Equity securities	58	—	—	—	(3)	—	—	—	—	55	—

Other invested assets:
Derivative assets:
Equity index options	39	17	—	12	—	—	(8)	—	—	60	12

Total derivative assets	39	17	—	12	—	—	(8)	—	—	60	12

Total other invested assets	39	17	—	12	—	—	(8)	—	—	60	12

Reinsurance recoverable (2)	20	(3)	—	—	—	1	—	—	—	18	(3)

Total Level 3 assets	$3,993	$18	$133	$193	$(17)	$1	$(131)	$103	$(36)	$4,257	$11

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2019	2018
Total realized and unrealized gains (losses) included in net income:
Net investment income	$4	$3
Net investment gains (losses)	14	(17)

Total	$18	$(14)

Net gains (losses) included in net income attributable to assets still held:
Net investment income	$2	$3
Net investment gains (losses)	9	(14)

Total	$11	$(11)

The amount presented for unrealized gains (losses) included in net income for available-for-sale securities represents accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2019:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$674	Credit spreads	60bps - 302bps	146bps
Energy	Internal models	92	Credit spreads	72bps - 317bps	169bps
Finance and insurance	Internal models	578	Credit spreads	64bps - 268bps	167bps
Consumer—non-cyclical	Internal models	74	Credit spreads	85bps - 177bps	123bps
Technology and communications	Internal models	52	Credit spreads	90bps - 317bps	205bps
Industrial	Internal models	40	Credit spreads	108bps - 225bps	153bps
Capital goods	Internal models	96	Credit spreads	100bps - 283bps	162bps
Consumer—cyclical	Internal models	181	Credit spreads	61bps - 235bps	142bps
Transportation	Internal models	54	Credit spreads	54bps - 235bps	107bps
Other	Internal models	170	Credit spreads	64bps - 146bps	85bps

Total U.S. corporate	Internal models	$2,011	Credit spreads	54bps - 317bps	148bps

Non-U.S. corporate:
Utilities	Internal models	$435	Credit spreads	78bps - 228bps	142bps
Energy	Internal models	202	Credit spreads	100bps - 283bps	163bps
Finance and insurance	Internal models	182	Credit spreads	61bps - 222bps	131bps
Consumer—non-cyclical	Internal models	66	Credit spreads	61bps - 172bps	143bps
Technology and communications	Internal models	27	Credit spreads	127bps - 184bps	167bps
Industrial	Internal models	63	Credit spreads	99bps - 151bps	112bps
Capital goods	Internal models	173	Credit spreads	85bps - 283bps	165bps
Consumer—cyclical	Internal models	121	Credit spreads	72bps - 283bps	195bps
Transportation	Internal models	192	Credit spreads	61bps - 235bps	131bps
Other	Internal models	84	Credit spreads	111bps - 223bps	158bps

Total non-U.S. corporate	Internal models	$1,545	Credit spreads	61bps - 283bps	149bps

Derivative assets:
Equity index options	Discounted cash flows	$60	Equity index volatility	6% - 28%	16%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$295	$—	$—	$295
Fixed index annuity embedded derivatives	423	—	—	423
Indexed universal life embedded derivatives	13	—	—	13

Total policyholder account balances	731	—	—	731

Derivative liabilities:
Interest rate swaps	49	—	49	—
Foreign currency swaps	13	—	13	—
Equity return swaps	1	—	1	—
Other foreign currency contracts	25	—	25	—

Total derivative liabilities	88	—	88	—

Total liabilities	$819	$—	$88	$731

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$—	$—	$337
Fixed index annuity embedded derivatives	389	—	—	389
Indexed universal life embedded derivatives	12	—	—	12

Total policyholder account balances	738	—	—	738

Derivative liabilities:
Interest rate swaps	102	—	102	—
Foreign currency swaps	23	—	23	—
Equity return swaps	1	—	1	—
Other foreign currency contracts	42	—	42	—

Total derivative liabilities	168	—	168	—

Total liabilities	$906	$—	$168	$738

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2019	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2019	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$(48)	$—	$—	$—	$6	$—	$—	$—	$295	$(44)
Fixed index annuity embedded derivatives	389	38	—	—	—	—	(4)	—	—	423	38
Indexed universal life embedded derivatives	12	(1)	—	—	—	2	—	—	—	13	(1)

Total policyholder account balances	738	(11)	—	—	—	8	(4)	—	—	731	(7)

Total Level 3 liabilities	$738	$(11)	$—	$—	$—	$8	$(4)	$—	$—	$731	$(7)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2018	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2018	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$(16)	$—	$—	$—	$8	$—	$—	$—	$242	$(12)
Fixed index annuity embedded derivatives	419	(8)	—	—	—	—	(3)	—	—	408	(8)
Indexed universal life embedded derivatives	14	(5)	—	—	—	4	—	—	—	13	(5)

Total policyholder account balances	683	(29)	—	—	—	12	(3)	—	—	663	(25)

Total Level 3 liabilities	$683	$(29)	$—	$—	$—	$12	$(3)	$—	$—	$663	$(25)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2019	2018
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—
Net investment (gains) losses	(11)	(29)

Total	$(11)	$(29)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	(7)	(25)

Total	$(7)	$(25)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2019:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Policyholder account balances:
			Withdrawal utilization rate	44% - 87%	69%
			Lapse rate	2% - 9%	3%
			Non-performance risk (credit spreads)	17bps - 83bps	65bps
GMWB embedded derivative(1)	Stochastic cash flow model	$295	Equity index volatility	14% - 23%	20%
Fixed index annuity embedded derivatives	Option budget method	$423	Expected future interest credited	—% - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$13	Expected future interest credited	3% - 9%	5%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Liability for Policy and Contract Claims

The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the three
	months ended
	March 31,
(Amounts in millions)	2019	2018
Beginning balance	$10,379	$9,594
Less reinsurance recoverables	(2,379)	(2,419)

Net beginning balance	8,000	7,175

Incurred related to insured events of:
Current year	986	998
Prior years	(81)	(108)

Total incurred	905	890

Paid related to insured events of:
Current year	(162)	(175)
Prior years	(678)	(692)

Total paid	(840)	(867)

Interest on liability for policy and contract claims	93	81
Foreign currency translation	3	(5)

Net ending balance	8,161	7,274
Add reinsurance recoverables	2,375	2,377

Ending balance	$10,536	$9,651

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

For the three months ended March 31, 2019, the favorable development of $81 million related to insured events of prior years was primarily attributable to our long-term care insurance business from favorable development on prior year incurred but not reported claims and favorable claim terminations, including pending claims that terminate before becoming an active claim. For the three months ended March 31, 2018, the favorable development of $108 million related to insured events of prior years was also primarily attributable to our long-term care insurance business from favorable claim terminations, including pending claims that terminate before becoming an active claim.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%
Increase (reduction) in rate resulting from:
Effect of foreign operations	5.4	5.0
U.S. shareholder tax on foreign operations	4.8	(2.1)
Swaps terminated prior to the TCJA	2.6	2.3
Other, net	(1.1)	1.4

Effective rate	32.7%	27.6%

The increase in the effective tax rate for the three months ended March 31, 2019 was primarily attributable to a tax expense in the current year related to the Global Intangible Low Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act (“TCJA”), which is reported within the line “U.S. shareholder tax on foreign operations” in the table above. GILTI has an unfavorable impact on our current year effective tax rate due to the utilization of net operating loss carryforwards and projected taxable losses in the U.S. life insurance businesses without any offsetting foreign tax credit carryforwards.

(9) Segment Information

We have the following five operating business segments: U.S. Mortgage Insurance; Canada Mortgage Insurance; Australia Mortgage Insurance; U.S Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of non-strategic products which have not been actively sold). In addition to our five operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses.

We tax our international businesses at their local jurisdictional tax rates and our domestic businesses at the U.S. corporate federal income tax rate of 21%. Our segment tax methodology applies the respective jurisdictional or domestic tax rate to the pre-tax income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign withholding taxes and permanent differences between U.S. GAAP and local tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the first quarter of 2019, we revised how we tax the adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to align the tax rate used in the reconciliation to each segment’s local jurisdictional tax rate. Beginning in the first quarter of 2019, we used a tax rate of 27% and 30% for our Canada and Australia Mortgage Insurance segments, respectively, to tax effect their adjustments. Our domestic segments remain at a 21% tax rate. In 2018, we assumed a flat 21% tax rate on adjustments for all of our segments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.

Prior year amounts have not been re-presented to reflect this revised presentation; however, the previous methodology would not have resulted in a materially different segment-level adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recorded a pre-tax expense of $4 million for the three months ended March 31, 2019 related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2019	2018
Revenues:
U.S. Mortgage Insurance segment	$223	$200

Canada Mortgage Insurance segment	159	158

Australia Mortgage Insurance segment	110	107

U.S. Life Insurance segment:
Long-term care insurance	1,114	1,020
Life insurance	372	379
Fixed annuities	159	182

U.S. Life Insurance segment	1,645	1,581

Runoff segment	82	68

Corporate and Other activities	(15)	1

Total revenues	$2,204	$2,115

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2019	2018
Net income	$230	$165
Less: net income attributable to noncontrolling interests	56	53

Net income available to Genworth Financial, Inc.’s common stockholders	174	112
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(1)	(71)	17
Expenses related to restructuring	4	—
Taxes on adjustments	14	(4)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$121	$125

(1)

For the three months ended March 31, 2019 and March 31, 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $(3) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $5 million and $(11) million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended
	March 31,
(Amounts in millions)	2019	2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$124	$111

Canada Mortgage Insurance segment	41	49

Australia Mortgage Insurance segment	14	19

U.S. Life Insurance segment:
Long-term care insurance	(20)	(32)
Life insurance	(2)	(1)
Fixed annuities	17	28

U.S. Life Insurance segment	(5)	(5)

Runoff segment	20	10
Corporate and Other activities	(73)	(59)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$121	$125

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

	March 31,	December 31,
(Amounts in millions)	2019	2018
Assets:
U.S. Mortgage Insurance segment	$3,808	$3,583
Canada Mortgage Insurance segment	5,146	5,038
Australia Mortgage Insurance segment	2,533	2,534
U.S. Life Insurance segment	80,619	79,799
Runoff segment	10,082	9,963
Corporate and Other activities	—	6

Total assets	$102,188	$100,923

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

attorneys’ fees and such equitable relief as the court may deem proper. We filed a motion to dismiss on November 14, 2016. The action is stayed pending the completion of the proposed China Oceanwide transaction.

In December 2017, Genworth Holdings and Genworth Financial were named as defendants in an action captioned AXA S.A. v. Genworth Financial International Holdings, Inc., et al., in the High Court of Justice, Business and Property Courts of England and Wales. In the action, AXA seeks in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited (“FICL”) and Financial Assurance Company Limited (“FACL”), relating to alleged remediation it has paid to customers who purchased payment protection insurance. AXA also alleges that it is incurring losses on an ongoing basis and therefore that further, significantly larger, sums will be demanded. In February 2018, we served a Particulars of Defence and counterclaim against AXA, and also served other counterclaims against various parties, including Santander Cards UK Limited (“Santander”), alleging that Santander is responsible for any remediation paid to payment protection insurance customers. AXA and Santander have applied to the court for orders dismissing or staying the counterclaims. A hearing on those applications was held in October 2018, and the court dismissed our counterclaims. On November 15, 2018, AXA amended its claim and updated its demand to £237 million. We filed our amended Particulars of Defence and amended counterclaim on December 13, 2018, seeking, among other forms of relief, a declaration that in the event we make any payment to AXA pursuant to the indemnity, we are subrogated to FICL’s and FACL’s rights against Santander with respect to those amounts. On February 25, 2019, AXA amended its claim and updated its demand to £265 million. The court held a case management conference and hearing on February 26, 2019. Santander, FICL and FACL consented to be joined as parties to the proceedings and consented to allow Genworth to amend its pleadings to include the subrogation declarations to reflect the additional parties. The court scheduled the points of principle hearing on liability and subrogation matters to commence on November 4, 2019 and conclude on November 12, 2019, and scheduled the quantum hearing to commence on March 9, 2020 and conclude on March 12, 2020. On March 29, 2019, AXA, FICL, FACL and Santander filed their respective responses to our amended counterclaim. We intend to continue to vigorously defend this action.

In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company. Plaintiff is alleging unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enforce in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On November 16, 2018, the Eastern District of Virginia court stayed the case for 60 days. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the prior settlement agreement by filing its current action. On January 17, 2019, the Eastern District of Virginia court stayed the case for another 60 days or the date of the Middle District of Georgia’s ruling on our motions, whichever comes earlier. A hearing on our motion to enjoin and motion for

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

leave to file our counterclaim occurred on February 21, 2019. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia lifted the stay in the case and dismissed the case without prejudice, with leave for Plaintiff to refile an amended complaint only if a final appellate court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. We intend to continue to vigorously defend the dismissal of this action.

In September 2018, we were named as a defendant in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al. Plaintiffs are alleging that Genworth Life Insurance Company (“GLIC”), our indirect wholly-owned subsidiary, failed to maintain adequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. We intend to continue to vigorously defend this action.

In January 2019, Genworth Financial and GLIC were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned Jerome Skochin, Susan Skochin, and Larry Huber, individually and on behalf of all other persons similarly situated v. Genworth Financial, Inc. and Genworth Life Insurance Company. Plaintiffs seek to represent long-term care insurance policyholders, alleging that Genworth made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of the implied covenant of good faith and fair dealing, fraudulent inducement and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (on behalf of the two named plaintiffs who are Pennsylvania residents), and seeks damages (including statutory treble damages under Pennsylvania law) in excess of $5 million. On March 12, 2019, we moved to dismiss plaintiffs’ complaint. On March 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on April 1, 2019. We intend to vigorously defend this action.

At this time we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against us. Except as disclosed above, we are not able to provide an estimate or range of reasonably possible losses related to these matters. Therefore, we cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Commitments

As of March 31, 2019, we were committed to fund $747 million in limited partnership investments, $122 million in U.S. commercial mortgage loan investments and $30 million in private placement investments. As of March 31, 2019, we were committed to fund $40 million of bank loan investments which had not yet been drawn.

(11) Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

	Net unrealized investment gains	Derivatives qualifying as	Foreign currency translation and other
(Amounts in millions)	(losses) (1)	hedges (2)	adjustments	Total
Balances as of January 1, 2019	$595	$1,781	$(332)	$2,044
OCI before reclassifications	427	97	54	578
Amounts reclassified from (to) OCI	(47)	(28)	—	(75)

Current period OCI	380	69	54	503

Balances as of March 31, 2019 before noncontrolling interests	975	1,850	(278)	2,547

Less: change in OCI attributable to noncontrolling interests	32	—	23	55

Balances as of March 31, 2019	$943	$1,850	$(301)	$2,492

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

	Net unrealized investment gains	Derivatives qualifying as	Foreign currency translation and other
(Amounts in millions)	(losses) (1)	hedges (2)	adjustments	Total
Balances as of January 1, 2018	$1,085	$2,065	$(123)	$3,027
Cumulative effect of changes in accounting	164	14	(47)	131
OCI before reclassifications	(348)	(126)	(87)	(561)
Amounts reclassified from (to) OCI	7	(26)	—	(19)

Current period OCI	(341)	(152)	(87)	(580)

Balances as of March 31, 2018 before noncontrolling interests	908	1,927	(257)	2,578

Less: change in OCI attributable to noncontrolling interests	(9)	—	(40)	(49)

Balances as of March 31, 2018	$917	$1,927	$(217)	$2,627

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $(2) million and $(14) million, respectively, net of taxes of $1 million and $5 million, respectively, related to a net unrecognized postretirement

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

benefit obligation as of March 31, 2019 and 2018. The amount also includes taxes of $(45) million and $(46) million, respectively, related to foreign currency translation adjustments as of March 31, 2019 and 2018. The March 31, 2018 balance included the impact of adopting new accounting guidance related to stranded tax effects.

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

(Amounts in millions)	Amount reclassified from accumulated other comprehensive income		Affected line item in the consolidated statements of income
	Three months ended March 31,
	2019	2018
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(60)	$8	Net investment (gains) losses
(Provision) benefit for income taxes	13	(1)	(Provision) benefit for income taxes

Total	$(47)	$7

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(38)	$(35)	Net investment income
Interest rate swaps hedging assets	(6)	(5)	Net investment (gains) losses
Benefit for income taxes	16	14	Benefit for income taxes

Total	$(28)	$(26)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of March 31, 2019 and December 31, 2018, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the three months ended March 31, 2019 and 2018.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of March 31, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$61,560	$(200)	$61,360
Equity securities, at fair value	—	—	635	—	635
Commercial mortgage loans ($59 are restricted related to a securitization entity)	—	—	6,988	—	6,988
Policy loans	—	—	1,994	—	1,994
Other invested assets	—	49	1,160	(1)	1,208
Investments in subsidiaries	13,222	11,928	—	(25,150)	—

Total investments	13,222	11,977	72,337	(25,351)	72,185
Cash, cash equivalents and restricted cash	—	361	1,860	—	2,221
Accrued investment income	—	—	733	(7)	726
Deferred acquisition costs	—	—	2,219	—	2,219
Intangible assets and goodwill	—	—	265	—	265
Reinsurance recoverable	—	—	17,257	—	17,257
Other assets	(4)	55	482	(1)	532
Intercompany notes receivable	—	231	—	(231)	—
Deferred tax assets	(11)	913	(329)	—	573
Separate account assets	—	—	6,210	—	6,210

Total assets	$13,207	$13,537	$101,034	$(25,590)	$102,188

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$38,369	$—	$38,369
Policyholder account balances	—	—	22,651	—	22,651
Liability for policy and contract claims	—	—	10,536	—	10,536
Unearned premiums	—	—	3,482	—	3,482
Other liabilities	27	65	1,600	(10)	1,682
Intercompany notes payable	106	200	125	(431)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,570	465	—	4,035
Deferred tax liability	—	—	30	—	30
Separate account liabilities	—	—	6,210	—	6,210

Total liabilities	133	3,835	83,779	(441)	87,306

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,989	9,096	18,429	(27,525)	11,989
Accumulated other comprehensive income (loss)	2,492	2,521	2,515	(5,036)	2,492
Retained earnings	1,292	(1,915)	(5,800)	7,715	1,292
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,074	9,702	15,147	(24,849)	13,074
Noncontrolling interests	—	—	2,108	(300)	1,808

Total equity	13,074	9,702	17,255	(25,149)	14,882

Total liabilities and equity	$13,207	$13,537	$101,034	$(25,590)	$102,188

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of December 31, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$59,861	$(200)	$59,661
Equity securities, at fair value	—	—	655	—	655
Commercial mortgage loans ($62 are restricted related to a securitization entity)	—	—	6,749	—	6,749
Policy loans	—	—	1,861	—	1,861
Other invested assets	—	86	1,104	(2)	1,188
Investments in subsidiaries	12,570	11,462	—	(24,032)	—

Total investments	12,570	11,548	70,230	(24,234)	70,114
Cash, cash equivalents and restricted cash	—	429	1,748	—	2,177
Accrued investment income	—	—	679	(4)	675
Deferred acquisition costs	—	—	3,263	—	3,263
Intangible assets and goodwill	—	—	347	—	347
Reinsurance recoverable	—	—	17,278	—	17,278
Other assets	15	62	397	—	474
Intercompany notes receivable	—	180	6	(186)	—
Deferred tax assets	14	907	(185)	—	736
Separate account assets	—	—	5,859	—	5,859

Total assets	$12,599	$13,126	$99,622	$(24,424)	$100,923

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$37,940	$—	$37,940
Policyholder account balances	—	—	22,968	—	22,968
Liability for policy and contract claims	—	—	10,379	—	10,379
Unearned premiums	—	—	3,546	—	3,546
Other liabilities	27	97	1,565	(7)	1,682
Intercompany notes payable	122	207	57	(386)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,567	458	—	4,025
Deferred tax liability	—	—	24	—	24
Separate account liabilities	—	—	5,859	—	5,859

Total liabilities	149	3,871	83,107	(393)	86,734

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,987	9,095	18,425	(27,520)	11,987
Accumulated other comprehensive income (loss)	2,044	2,144	2,060	(4,204)	2,044
Retained earnings	1,118	(1,984)	(6,012)	7,996	1,118
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,450	9,255	14,476	(23,731)	12,450
Noncontrolling interests	—	—	2,039	(300)	1,739

Total equity	12,450	9,255	16,515	(24,031)	14,189

Total liabilities and equity	$12,599	$13,126	$99,622	$(24,424)	$100,923

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,114	$—	$1,114
Net investment income	(1)	3	831	(4)	829
Net investment gains (losses)	—	(3)	77	—	74
Policy fees and other income	—	—	188	(1)	187

Total revenues	(1)	—	2,210	(5)	2,204

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,301	—	1,301
Interest credited	—	—	147	—	147
Acquisition and operating expenses, net of deferrals	4	(2)	249	—	251
Amortization of deferred acquisition costs and intangibles	—	—	91	—	91
Interest expense	2	65	10	(5)	72

Total benefits and expenses	6	63	1,798	(5)	1,862

Income (loss) before income taxes and equity in income of subsidiaries	(7)	(63)	412	—	342
Provision (benefit) for income taxes	21	(12)	103	—	112
Equity in income of subsidiaries	202	120	—	(322)	—

Net income	174	69	309	(322)	230
Less: net income attributable to noncontrolling interests	—	—	56	—	56

Net income available to Genworth Financial, Inc.’s common stockholders	$174	$69	$253	$(322)	$174

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,140	$—	$1,140
Net investment income	(1)	3	805	(3)	804
Net investment gains (losses)	—	6	(37)	—	(31)
Policy fees and other income	—	—	203	(1)	202

Total revenues	(1)	9	2,111	(4)	2,115

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,311	—	1,311
Interest credited	—	—	156	—	156
Acquisition and operating expenses, net of deferrals	7	—	233	—	240
Amortization of deferred acquisition costs and intangibles	—	—	104	—	104
Interest expense	—	68	12	(4)	76

Total benefits and expenses	7	68	1,816	(4)	1,887

Income (loss) before income taxes and equity in income of subsidiaries	(8)	(59)	295	—	228
Provision (benefit) for income taxes	6	(17)	74	—	63
Equity in income of subsidiaries	126	45	—	(171)	—

Net income	112	3	221	(171)	165
Less: net income attributable to noncontrolling interests	—	—	53	—	53

Net income available to Genworth Financial, Inc.’s common stockholders	$112	$3	$168	$(171)	$112

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$174	$69	$309	$(322)	$230
Other comprehensive income, net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	347	283	379	(630)	379
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	69	69	77	(146)	69
Foreign currency translation and other adjustments	31	24	53	(54)	54

Total other comprehensive income	448	377	510	(832)	503

Total comprehensive income	622	446	819	(1,154)	733
Less: comprehensive income attributable to noncontrolling interests	—	—	111	—	111

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$622	$446	$708	$(1,154)	$622

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$112	$3	$221	$(171)	$165
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(332)	(295)	(341)	627	(341)
Derivatives qualifying as hedges	(152)	(153)	(165)	318	(152)
Foreign currency translation and other adjustments	(47)	(36)	(88)	84	(87)

Total other comprehensive income (loss)	(531)	(484)	(594)	1,029	(580)

Total comprehensive loss	(419)	(481)	(373)	858	(415)
Less: comprehensive income attributable to noncontrolling interests	—	—	4	—	4

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(419)	$(481)	$(377)	$858	$(419)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the three months ended March 31, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$174	$69	$309	$(322)	$230
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(202)	(120)	—	322	—
Dividends from subsidiaries	—	47	(47)	—	—
Amortization of fixed maturity securities discounts and premiums	—	2	(18)	—	(16)
Net investment (gains) losses	—	3	(77)	—	(74)
Charges assessed to policyholders	—	—	(165)	—	(165)
Acquisition costs deferred	—	—	(17)	—	(17)
Amortization of deferred acquisition costs and intangibles	—	—	91	—	91
Deferred income taxes	26	(3)	52	—	75
Derivative instruments and limited partnerships	—	(10)	(20)	—	(30)
Stock-based compensation expense	6	—	1	—	7
Change in certain assets and liabilities:
Accrued investment income and other assets	19	—	(281)	4	(258)
Insurance reserves	—	—	301	—	301
Current tax liabilities	15	(9)	2	—	8
Other liabilities, policy and contract claims and other policy-related balances	(18)	(18)	21	(3)	(18)

Net cash from (used by) operating activities	20	(39)	152	1	134

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	902	—	902
Commercial mortgage loans	—	—	127	—	127
Restricted commercial mortgage loans related to a securitization entity	—	—	3	—	3
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,714	—	1,714
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(2,128)	—	(2,128)
Commercial mortgage loans	—	—	(370)	—	(370)
Other invested assets, net	—	29	(11)	(1)	17
Policy loans, net	—	—	12	—	12
Intercompany notes receivable	—	(51)	6	45	—
Capital contributions to subsidiaries	(3)	—	3	—	—

Net cash from (used by) investing activities	(3)	(22)	258	44	277

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	198	—	198
Withdrawals from universal life and investment contracts	—	—	(581)	—	(581)
Repurchase of subsidiary shares	—	—	(12)	—	(12)
Dividends paid to noncontrolling interests	—	—	(28)	—	(28)
Intercompany notes payable	(16)	(7)	68	(45)	—
Other, net	(1)	—	49	—	48

Net cash used by financing activities	(17)	(7)	(306)	(45)	(375)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	8	—	8

Net change in cash, cash equivalents and restricted cash	—	(68)	112	—	44
Cash, cash equivalents and restricted cash at beginning of period	—	429	1,748	—	2,177

Cash, cash equivalents and restricted cash at end of period	$—	$361	$1,860	$—	$2,221

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the three months ended March 31, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$112	$3	$221	$(171)	$165
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(126)	(45)	—	171	—
Dividends from subsidiaries	—	63	(63)	—	—
Amortization of fixed maturity securities discounts and premiums	—	1	(26)	—	(25)
Net investment (gains) losses	—	(6)	37	—	31
Charges assessed to policyholders	—	—	(178)	—	(178)
Acquisition costs deferred	—	—	(18)	—	(18)
Amortization of deferred acquisition costs and intangibles	—	—	104	—	104
Deferred income taxes	9	(47)	64	—	26
Derivative instruments and limited partnerships	—	17	(169)	—	(152)
Stock-based compensation expense	8	—	(1)	—	7
Change in certain assets and liabilities:
Accrued investment income and other assets	5	16	(63)	(3)	(45)
Insurance reserves	—	—	377	—	377
Current tax liabilities	(23)	26	(42)	—	(39)
Other liabilities, policy and contract claims and other policy-related balances	(13)	(19)	(117)	5	(144)

Net cash from (used by) operating activities	(28)	9	126	2	109

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	934	—	934
Commercial mortgage loans	—	—	205	—	205
Restricted commercial mortgage loans related to a securitization entity	—	—	8	—	8
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	792	—	792
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(2,013)	—	(2,013)
Commercial mortgage loans	—	—	(199)	—	(199)
Other invested assets, net	—	—	106	(2)	104
Policy loans, net	—	—	2	—	2
Intercompany notes receivable	—	(56)	59	(3)	—

Net cash used by investing activities	—	(56)	(106)	(5)	(167)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	255	—	255
Withdrawals from universal life and investment contracts	—	—	(591)	—	(591)
Proceeds from the issuance of long-term debt	—	441	—	—	441
Repayment of borrowings related to a securitization entity	—	—	(8)	—	(8)
Repurchase of subsidiary shares	—	—	(36)	—	(36)
Dividends paid to noncontrolling interests	—	—	(36)	—	(36)
Intercompany notes payable	31	(59)	25	3	—
Other, net	(3)	—	25	—	22

Net cash from (used by) financing activities	28	382	(366)	3	47

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(21)	—	(21)

Net change in cash, cash equivalents and restricted cash	—	335	(367)	—	(32)
Cash, cash equivalents and restricted cash at beginning of period	—	795	2,080	—	2,875

Cash, cash equivalents and restricted cash at end of period	$—	$1,130	$1,713	$—	$2,843

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2018, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $500 million to us in 2019 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $500 million is unrestricted, our insurance subsidiaries may not pay dividends to us in 2019 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of March 31, 2019, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $12.7 billion and $11.7 billion, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2018 Annual Report on Form 10-K. References to “Genworth Financial,” “Genworth,” the “Company,” “we” or “our” herein are, unless the context otherwise requires, to Genworth Financial, Inc. on a consolidated basis.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the transaction with China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”) and our discussions with regulators in connection therewith. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•

risks related to the proposed transaction with China Oceanwide including: our inability to complete the transaction in a timely manner or at all; the parties’ inability to obtain regulatory approvals or clearances, or the possibility that such regulatory approvals may further delay the transaction or will not be received prior to June 30, 2019 (and either or both of the parties may not be willing to further waive their end date termination rights beyond June 30, 2019) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals or clearances (including those conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable); the risk that the parties will not be able to obtain other regulatory approvals or clearances, including in connection with a potential alternative funding structure or the current geo-political environment; the parties’ inability to obtain any necessary regulatory approvals or clearances for the post-closing capital plan; the risk that a closing condition of the transaction may not be satisfied; existing and potential legal proceedings may be instituted against us in connection with the transaction that may delay the transaction, make it more costly or ultimately preclude it; the risk that the proposed transaction disrupts our current plans and operations as a result of the announcement and consummation of the transaction; certain restrictions during the pendency of the transaction that may impact our ability to pursue certain business opportunities or strategic transactions; continued availability of capital and financing to us before, or in the absence of, the consummation of the transaction; further rating agency actions and downgrades in our debt or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the transaction; the amount of the costs, fees, expenses and other charges related to the transaction, including costs and expenses related to conditions imposed in connection with regulatory approvals or clearances, which may be material; the risks related to diverting management’s attention from our ongoing business operations; the merger agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee; our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business;

•

strategic risks in the event the proposed transaction with China Oceanwide is not consummated including: our inability to successfully execute alternative strategic plans to effectively address our current business challenges (including with respect to stabilizing our U.S. life insurance businesses, debt obligations, cost savings, ratings and capital); our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner and on anticipated terms; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents for such alternative strategic plans, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to achieve anticipated cost-savings in a timely manner; and adverse tax or accounting charges; and our ability to increase the capital needed in our mortgage insurance businesses in a timely manner and on anticipated terms, including through business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required;

•

risks relating to estimates, assumptions and valuations including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make in the future to our assumptions, methodologies or otherwise in connection with periodic or other reviews); risks related to the impact of our annual review of assumptions and methodologies relating to our long-term care insurance claim reserves and margin, including risks that additional information obtained in the future or other changes to assumptions or methodologies materially affect our margins; inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); adverse impact on our results of operations, including the outcome of our annual review of the premium earnings pattern for our mortgage insurance businesses; and changes in valuation of fixed maturity and equity securities;

•

risks relating to economic, market and political conditions including: downturns and volatility in global economies and equity and credit markets; interest rates and changes in rates have adversely impacted, and may continue to materially adversely impact, our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

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

•

operational risks including: inability to retain, attract and motivate qualified employees or senior management; ineffective or inadequate risk management in identifying, controlling or mitigating risks; reliance on, and loss of, key customer or distribution relationships; competition, including in our mortgage insurance businesses from government and government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations; and failure or any compromise of the security of our computer systems, disaster recovery systems and business continuity plans and failures to safeguard, or breaches of, its confidential information;

•

insurance and product-related risks including: our inability to increase premiums and associated benefit reductions sufficiently, and in a timely manner, on our in-force long-term care insurance policies, and charge higher premiums on policies, in each case, as currently anticipated and as may be required from time to time in the future (including as a result of our failure to obtain any necessary regulatory approvals or unwillingness or inability of policyholders to pay increased premiums and/or accept reduced benefits), including to offset any impact on our long term care insurance margins; availability, affordability and adequacy of reinsurance to protect us against losses; inability to realize anticipated benefits of our rescissions, curtailments, loan modifications or other similar programs in our mortgage insurance businesses; premiums for the significant portion of our mortgage insurance risk in-force with high loan-to-value ratios may not be sufficient to compensate us for the greater risks associated with those policies; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations; increases in the use of alternatives to private mortgage insurance and reductions in the level of coverage selected; potential liabilities in connection with our U.S. contract underwriting services; and medical advances, such as genetic research and diagnostic imaging, and related legislation that impact policyholder behavior in ways adverse to us;

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

China Oceanwide Transaction

On October 21, 2016, Genworth Financial, Inc. (“Genworth Financial”) entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide Holdings Group Co., Ltd., a limited liability company incorporated in the People’s Republic of China (together with its affiliates, “China Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as an indirect, wholly-owned subsidiary of Asia Pacific Insurance (the “Merger”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement.

Genworth Financial and China Oceanwide continue to work towards satisfying the closing conditions of the Merger as soon as possible. In December 2018 and January 2019, we received the remaining approvals from our U.S. domestic insurance regulators. These approvals had multiple conditions, including but not limited to, the Merger being consummated without the purchase of Genworth Life and Annuity Insurance Company (“GLAIC”) from Genworth Life Insurance Company (“GLIC”) by a Genworth intermediate holding company, which had been initially proposed and which we refer to as the “GLAIC unstacking.” Our U.S. domestic regulatory approvals included the approval from the Delaware Department of Insurance (“DDOI”). Genworth Financial and China Oceanwide worked with the DDOI and other regulators to obtain approval of the Merger without the GLAIC unstacking throughout the second half of 2018. As part of the DDOI approval, Genworth Financial and China Oceanwide agreed, following the Merger, Genworth Holdings, Inc. (“Genworth Holdings”) will contribute $175 million to GLIC, which was previously committed by Genworth Financial to be used as partial consideration for the GLAIC unstacking. The $175 million was originally scheduled to be contributed in three equal tranches, with the first contribution completed by the end of March 2019, the second contribution completed by the end of September 2019 and the final contribution completed by the end of January 2020. Due to the delay in closing the Merger, we did not make the March 2019 contribution. We will work with the DDOI on a revised timeline for the first contribution and the remaining amounts due thereafter, depending on the timing of the closing of the Merger. In addition, at or before the closing of the Merger, GLAIC will purchase from GLIC an intercompany note with a principal amount of $200 million. This intercompany note was issued by Genworth Holdings to GLIC, with Genworth Holdings obligated to pay the principal amount on the maturity date of March 31, 2020. The purchase price will be at fair value, but not less than $200 million. No changes will be made to the existing terms of the intercompany note, other than Genworth Holdings will now pay GLAIC the principal amount of the note at maturity. Likewise, the amount will continue to be eliminated in consolidation.

In October 2018, the National Development and Reform Commission (“NDRC”) of the People’s Republic of China accepted China Oceanwide’s filing in connection with the Merger Agreement, which concluded NDRC’s review process and enables China Oceanwide to seek the clearance in China for currency conversion and the transfer of funds once all other regulatory approvals have been received.

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

The closing of the Merger remains subject to other conditions and approvals, including the required regulatory approval in Canada. In addition, China Oceanwide will need to receive clearance in China for currency conversion and the transfer of funds.

On April 29, 2019, Genworth Financial, Parent and Merger Sub entered into a tenth waiver and agreement (“Tenth Waiver and Agreement”) pursuant to which Genworth Financial and Parent each agreed to waive until June 30, 2019 its right to terminate the Merger Agreement and abandon the Merger in accordance with the terms of the Merger Agreement. The Tenth Waiver and Agreement extended the ninth waiver and agreement extension deadline of April 30, 2019 to allow additional time for the remaining regulatory approval and clearance processes.

China Oceanwide and Genworth have agreed on a capital investment plan under which China Oceanwide and/or its affiliates will contribute an aggregate of $1.5 billion to Genworth over time following consummation of the Merger. This contribution is subject to the closing of the Merger and the receipt of required regulatory approvals. The $1.5 billion contribution would be used to further improve our financial stability, which could include retiring debt due in 2020 and 2021 or enabling future growth opportunities. China Oceanwide has no current intention or future obligation to contribute additional capital to support our legacy long-term care insurance business. However, as discussed above, the parties have agreed following the closing of the Merger, Genworth Holdings would contribute $175 million in aggregate to GLIC over time.

At this time Genworth Financial and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible. However, if the parties are unable to satisfy the closing conditions by June 30, 2019 and are unable to reach an agreement as to a further extension of the deadline, then either party may terminate the Merger Agreement pursuant to its terms.

If the China Oceanwide transaction is completed, we will be a standalone subsidiary and our senior management team will continue to lead the business from our current headquarters in Richmond, Virginia. Likewise, we intend to maintain our existing portfolio of businesses, including our mortgage insurance businesses in Australia and Canada. Except for the specific monitoring and reporting required under the CFIUS data security risk mitigation plan, our day-to-day operations are not expected to change as a result of this transaction.

Strategic Alternatives

If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. As a result of the recent performance of our long-term care and life insurance businesses and the charges we recorded in previous periods, absent any alternative commitment of external capital, we believe there would be: increased pressure on and potential further downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share of the U.S. mortgage insurance industry and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt.

In the absence of the transaction with China Oceanwide, which we can neither predict nor guarantee, we may need to pursue strategic asset sales to address our debt maturities in 2020 and thereafter, including potential sales of our mortgage insurance businesses in Canada and/or Australia. We have and would continue to evaluate options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. Changes to our financial projections, including changes that anticipate planned asset sales, may negatively impact our ability to realize certain foreign tax credits or other deferred tax assets and have a resulting material adverse effect on our results of operations.

Ongoing Priorities

Stabilizing our U.S. life insurance businesses continues to be one of our long-term goals. We will continue to execute this objective primarily through our multi-year long-term care insurance in-force rate action plan.

Increased premiums and associated benefit reductions on our legacy long-term care insurance policies are critical to the business. As previously disclosed, we are no longer seeking an unstacking of GLAIC as part of our long-term care insurance strategy. In addition, reducing debt will remain a high priority. We believe that increased financial support and our strengthened financial foundation resulting from the China Oceanwide transaction would provide us with more options to manage our debt maturities and reduce overall indebtedness, which in turn is intended to improve our credit and ratings profile over time. Finally, we also believe that the completion of the China Oceanwide transaction would allow us to place greater focus on the future of our long-term care and mortgage insurance businesses while continuing to service our existing policyholders.

Executive Summary of Financial Results

Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

•

We had net income available to Genworth Financial, Inc.’s common stockholders of $174 million and $112 million for the three months ended March 31, 2019 and 2018, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $121 million and $125 million for the three months ended March 31, 2019 and 2018, respectively.

•

Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $124 million and $111 million for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily attributable to higher insurance in-force and an increase investment income, partially offset by higher operating costs in the current year.

•

Our Canada Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $41 million and $49 million for the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily driven by changes in foreign exchange rates in the current year and from lower earned premiums largely related to refinements in premium recognition factors in the prior year that did not recur and lower mortgage insurance written on prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”) in recent years. The decrease was also attributable to an increase in acquisition and operating expenses, which included higher stock-based compensation expense in the current year.

•

Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $14 million and $19 million for the three months ended March 31, 2019 and 2018, respectively. The decrease was predominantly attributable to lower premiums largely from changes in foreign exchange rates in the current year and from the seasoning of our smaller, more recent in-force books of business. These decreases were partially offset by lower contract fees amortization in the current year.

•

Our U.S. Life Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $5 million in both the three months ended March 31, 2019 and 2018. The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our long-term care insurance business decreased $12 million mainly attributable to $60 million of higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented and from favorable development on prior year incurred but not reported claims. This was partially offset by lower claim terminations and higher severity and frequency of new claims in the current year. The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our life insurance business increased $1 million mainly from the continued runoff of our term life insurance products and from higher lapses primarily associated with the large 20-year term life insurance blocks entering the post-level premium periods. These increases were mostly offset by lower mortality in the current year compared to the prior year in our term and universal life insurance products. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $11 million in our fixed annuities business predominantly attributable to $13 million of unfavorable charges in connection with loss recognition testing in our fixed immediate annuity products, partially offset by favorable mortality in the current year.

•

Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $20 million and $10 million for the three months ended March 31, 2019 and 2018, respectively. The increase was predominantly from favorable equity market performance in the current year.

•

Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $73 million and $59 million for the three months ended March 31, 2019 and 2018, respectively. The increase in the loss was principally related to $12 million of higher taxes in the current year associated with the Global Intangible Low Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act (“TCJA”) and from $13 million of unfavorable provisional tax adjustments. These decreases were partially offset by lower interest expense and operating costs in the current year.

Significant Developments

The periods under review include, among others, the following significant developments.

U.S. Mortgage Insurance

•

PMIERs Compliance. Our U.S. mortgage insurance business has been compliant with the original requirements under the private mortgage insurer eligibility requirements (“PMIERs”) since its introduction into the private mortgage insurance industry in 2015. These requirements set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible to offer private mortgage insurance. On March 31, 2019, revisions to the original PMIERs became effective for our U.S. mortgage insurance business. The major revisions include the elimination of any credit for future premiums that had previously been allowed on insurance policies written in 2008 and earlier. Our U.S. mortgage insurance business had available assets of approximately 123% of the required assets under PMIERs as of March 31, 2019. The PMIERs sufficiency ratio was in excess of $600 million of available assets above the requirements as of March 31, 2019.

•

Market Share. Our U.S. mortgage insurance business increased its market share during the first quarter of 2019 compared to the fourth quarter of 2018 principally from selective participation in forward commitment transactions and the continued successful rollout of its proprietary risk-based pricing engine, GenRATE. New insurance written increased 7% during the first quarter of 2019 compared to the first quarter of 2018 primarily driven by the increase in the estimated market share.

Canada Mortgage Insurance

•

Regulatory Capital. The Mortgage Insurer Capital Adequacy Test (“MICAT”) guideline was effective for our Canada mortgage insurance business on January 1, 2019. The MICAT guideline did not have a material impact on our regulatory solvency as of March 31, 2019, as the impact of the elimination of the credit score update more than offset the 5% increase in the total asset requirement on existing insurance in-force. In addition, these new requirements should permit our mortgage insurance business in Canada to more closely align its actual capital levels with its targeted operating range going forward, which may allow for meaningful levels of capital redeployment in addition to regular quarterly dividends. As of March 31, 2019, our MICAT ratio under the framework was approximately 172%, which was above the supervisory target.

U.S. Life Insurance

•

In-force rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force rate action filings, we received 24 filing approvals from nine states in the first quarter of 2019, representing a weighted-average increase of 62% on approximately $241 million in annualized in-force premiums, or approximately $150 million of incremental annual premiums.

Liquidity, Capital Resources and Intercompany Obligations

•

International Dividends. During the first quarter of 2019, our international subsidiaries paid $47 million of dividends to Genworth Holdings, which was comprised of $28 million of ordinary dividends and $19 million of dividends attributable to share repurchases in our Canada and Australia mortgage insurance businesses. See “Item 2—Liquidity and Capital Resources” for additional details.

•

Genworth Holdings Cash and Targeted Cash Buffer. As of March 31, 2019, Genworth Holdings held $361 million of cash, cash equivalents and restricted cash and $44 million of unrestricted and restricted U.S. government securities. The $405 million combined cash and liquid assets is below our targeted cash buffer of two times expected annual external debt interest payments by approximately $100 million. See “Item 2—Liquidity and Capital Resources” for additional details.

•

Intercompany Note Maturity. Genworth Holdings currently has an intercompany note due to GLIC on March 31, 2020 with a principal amount of $200 million. In conjunction with the Merger with China Oceanwide and as discussed above, GLAIC will purchase from GLIC this intercompany note at fair value, but not less than $200 million.

Financial Strength Ratings

There were no changes in the financial strength ratings of our insurance subsidiaries subsequent to February 27, 2019, the date we filed our 2018 Annual Report on Form 10-K. For a discussion of the financial strength ratings of our insurance subsidiaries, see “Item 1—Financial Strength Ratings” in our 2018 Annual Report on Form 10-K.

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities. The U.S. and international financial markets in which we operate have been impacted by concerns regarding regulatory changes, global trade, modest global growth and the rate and strength of recovery. During 2018, the global economy improved and most countries in which we conduct business saw improved levels of gross domestic product (“GDP”) growth. The U.S. GDP grew in the first quarter of 2019 at an estimated 3.2%, driven in part by strong consumer spending. This GDP growth was unexpected given that many economic forecasts predicted the U.S. economy would slow down beginning in the first quarter of 2019 and continue this slower growth path for the remainder of the year. In spite of the better than expected first quarter of 2019 GDP growth, many economic uncertainties remain, including, U.S. and China trade tensions, fluctuating oil prices, declining commodity prices and global growth concerns. Historic low interest rates began to rise in 2018 given actions taken by the U.S. Federal Reserve and other central banks, although long-term interest rates remain at low levels and interest rates reversed course from their upward trend and declined during the first quarter of 2019. The U.S. Federal Reserve did not increase rates during the first quarter of 2019 and signaled that they might not raise rates again until 2020. Prior to the first quarter of 2019, the U.S. Federal Reserve projected two additional rate increases in 2019 and one in 2020. The modification in the forecast relates to the economic concerns relating to ongoing global trade tensions, declining commodity prices, slower global growth and a negative inflation outlook. Given this forecast, we expect interest rates will remain low as compared to historical norms. Likewise, we remain uncertain at the pace in which future interest rate increases will occur and its ultimate impact on our businesses. Near term inflation remains relatively stable but long-term forecasts indicate signs of volatility, which has resulted in a negative outlook. The U.S. Treasury yield curve steepened in the first quarter of 2019 with short-term interest rates decreasing at a higher rate than long-term interest rate decreases. Portions of the U.S. Treasury yield curve inverted in late March 2019, as the yield on the U.S. 10-year Treasury note dipped below the yield on the 3-month Treasury bill, though subsequent to quarter end this inversion normalized. Credit markets generally recovered from spread widening seen in the fourth quarter of 2018, with spreads tightening in the first quarter of 2019 driven by healthy consumer demand, corporate profits, investor demand for bonds and lower government bond yields. For a discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2018 Annual Report on Form 10-K.

Varied levels of economic growth, coupled with uncertain economic outlooks, changes in government policy, regulatory and tax reforms, and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they weigh their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities have been and could be further impacted going forward. In particular, factors such as government spending, monetary policies, the volatility and strength of the capital markets, further changes in tax policy and/or in U.S. tax legislation, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates and consumer behaviors moving forward.

The U.S. and international governments, the U.S. Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in past years to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks have taken actions to stimulate economies, stabilize financial systems and improve market liquidity. These policies and actions have generally been supportive to the worldwide economy, however, a U.S. or global recession or regional or global financial crisis could occur which would materially and adversely affect our business, financial condition and results of operations.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$1,114	$1,140	$(26)	(2)%
Net investment income	829	804	25	3%
Net investment gains (losses)	74	(31)	105	NM (1)
Policy fees and other income	187	202	(15)	(7)%

Total revenues	2,204	2,115	89	4%

Benefits and expenses:
Benefits and other changes in policy reserves	1,301	1,311	(10)	(1)%
Interest credited	147	156	(9)	(6)%
Acquisition and operating expenses, net of deferrals	251	240	11	5%
Amortization of deferred acquisition costs and intangibles	91	104	(13)	(13)%
Interest expense	72	76	(4)	(5)%

Total benefits and expenses	1,862	1,887	(25)	(1)%

Income before income taxes	342	228	114	50%
Provision for income taxes	112	63	49	78%

Net income	230	165	65	39%
Less: net income attributable to noncontrolling interests	56	53	3	6%

Net income available to Genworth Financial, Inc.’s common stockholders	$174	$112	$62	55%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums are primarily earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•

Our Australia Mortgage Insurance segment decreased $15 million predominantly from $8 million of changes attributable to foreign exchange rates in the current year and from the seasoning of our smaller, more recent in-force books of business.

•

Our U.S. Life Insurance segment decreased $13 million. Our long-term care insurance business decreased $3 million. The decrease was largely from policy terminations, partially offset by $17 million of increased premiums in the current year from in-force rate actions approved and implemented. Our life insurance business decreased $10 million mainly attributable to the continued runoff of our term life insurance products and higher reinsurance rates in the current year.

•

Our Canada Mortgage Insurance segment decreased $13 million primarily from $7 million of changes attributable to foreign exchange rates in the current year, refinements in premium recognition factors in the prior year that did not recur and from the seasoning of our smaller, more recent in-force books of business.

•	Our U.S. Mortgage Insurance segment increased $15 million mainly attributable to higher insurance in-force in the current year.

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

•

Our U.S. Life Insurance segment decreased $12 million mostly attributable to our life insurance business primarily from a decline in our term universal and universal life insurance in-force blocks in the current year.

•	Our Runoff segment decreased $5 million principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.

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

•

Our Runoff segment decreased $7 million primarily attributable to lower guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to favorable equity market performance in the current year.

•

Our U.S. Life Insurance segment decreased $2 million. Our long-term care insurance business decreased $1 million principally related to a $61 million higher favorable impact from reduced benefits in the current year related to in-force rate actions approved and implemented and from favorable development on prior year incurred but not reported claims. This decrease was mostly offset by aging of the in-force block (including higher frequency of new claims), lower claim terminations and higher severity of new claims in the current year. Our life insurance business decreased $5 million primarily attributable to lower mortality in the current year compared to the prior year in our term and universal life insurance products. Our fixed annuities business increased $4 million largely attributable to $17 million of higher reserves in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of portfolio management actions and from a decrease in the projected yield curve. These increases were partially offset by favorable mortality and lower interest credited in the current year due to block runoff.

•

Our Australia Mortgage Insurance segment decreased $2 million largely from $3 million of changes attributable to foreign exchange rates in the current year. Excluding the effects of changes in foreign exchange rates, benefits and other changes in policy reserves increased slightly mainly from higher new delinquencies, net of cures, in the current year.

•	Our U.S. Mortgage Insurance segment was flat as a lower average reserve per delinquency was offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

•

Our Canada Mortgage Insurance segment increased $1 million principally from a higher average reserve per delinquency, higher new delinquencies, net of cures, primarily attributable to increased losses in Alberta, and from modestly lower favorable development in our loss reserves, mostly offset by changes in foreign exchange rates in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•

Our U.S. Life Insurance segment decreased $13 million. Our life insurance and fixed annuities businesses decreased $3 million and $10 million, respectively, primarily driven by a decline in average account values and lower crediting rates in the current year.

•	Our Runoff segment increased $4 million principally from higher account values in our corporate-owned life insurance products in the current year.

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

•	Our U.S. Mortgage Insurance segment increased $7 million primarily attributable to higher operating costs driven mostly by increased sales in the current year.

•

Our U.S. Life Insurance segment increased $7 million mostly related to $4 million of restructuring costs, which included the suspension of sales of our individual long-term care insurance products through sales intermediaries effective March 7, 2019. The remaining increase was mostly attributable to our long-term care insurance business largely from higher commissions and premium taxes associated with our in-force rate action plan.

•	Our Canada Mortgage Insurance segment increased $3 million mainly driven by higher stock-based compensation expense and higher operating costs in the current year.

•	Corporate and Other activities decreased $4 million mainly driven by lower operating costs and a decrease in employee related expenses in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•

Our U.S. Life Insurance segment decreased $5 million primarily related to our life insurance business principally from our updated assumptions implemented in the fourth quarter of 2018, partially offset by an increase in DAC amortization from higher lapses primarily associated with the large 20-year term life insurance blocks entering the post-level premium periods. The current year also included a $10 million unfavorable model correction in our universal life insurance products.

•	Our Runoff segment decreased $5 million related to our variable annuity products mainly from favorable equity market performance in the current year.

•	Our Australia Mortgage Insurance segment decreased $2 million primarily from lower contract fees amortization and from changes in foreign exchange rates in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits. The decrease was attributable to Corporate and Other activities which decreased $4 million largely driven by the redemption of $597 million of Genworth Holding’s senior notes in May 2018, partially offset by higher interest expense attributable to the term loan that Genworth Holdings closed in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year.

Provision for income taxes. The effective tax rate increased to 32.7% for the three months ended March 31, 2019 from 27.6% for the three months ended March 31, 2018. The increase was principally driven by a tax expense in the current year related to the GILTI provision of the TCJA. GILTI has an unfavorable impact on our current year effective tax rate due to the utilization of net operating loss carryforwards and projected taxable losses in the U.S. life insurance businesses without any offsetting foreign tax credit carryforwards. The unfavorable impact on the effective rate is expected to continue for the remainder of 2019 and into 2020.

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

In the first quarter of 2019, we revised how we tax the adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to align the tax rate used in the reconciliation to each segment’s local jurisdictional tax rate. Beginning in the first quarter of 2019, we used a tax rate of 27% and 30% for our Canada and Australia Mortgage Insurance segments, respectively, to tax effect their adjustments. Our domestic segments remain at a 21% tax rate. In 2018, we assumed a flat 21% tax rate on adjustments for all of our segments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.

Prior year amounts have not been re-presented to reflect this revised presentation; however, the previous methodology would not have resulted in a materially different segment-level adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.

The following table includes a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2019	2018
Net income	$230	$165
Less: net income attributable to noncontrolling interests	56	53

Net income available to Genworth Financial, Inc.’s common stockholders	174	112
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(71)	17
Expenses related to restructuring	4	—
Taxes on adjustments	14	(4)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$121	$125

(1)

For the three months ended March 31, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $(3) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $5 million and $(11) million, respectively.

We recorded a pre-tax expense of $4 million for the three months ended March 31, 2019 related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2019	2018
Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$0.22

Diluted	$0.34	$0.22

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.24	$0.25

Diluted	$0.24	$0.25

Weighted-average common shares outstanding:
Basic	501.2	499.6

Diluted	508.6	502.7

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

We tax our international businesses at their local jurisdictional tax rates and our domestic businesses at the U.S. corporate federal income tax rate of 21%. Our segment tax methodology applies the respective jurisdictional or domestic tax rate to the pre-tax income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign withholding taxes and permanent differences between U.S. GAAP and local tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to new insurance written for mortgage insurance products. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider new insurance written to be a measure of our operating performance because it represents a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs and the U.S. government, including the Federal Housing Administration (“FHA”), the Federal Housing Finance Agency, and the U.S. Congress, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees, loan limits and alternative products such as those offered through Freddie Mac’s Integrated Mortgage Insurance (“IMAGIN”) and Fannie Mae’s Enterprise Paid Mortgage Insurance (“EPMI”) pilot programs, as well as low down payment programs available through the FHA or GSEs. For more information about the potential future impact, see “Item 1A—Risk Factors—Fannie Mae and Freddie Mac exert significant influence over the U.S. mortgage insurance market and changes to the role or structure of Freddie

Mac or Fannie Mae could have a material adverse impact on our U.S. mortgage insurance business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2018 Annual Report on Form 10-K.

Estimated mortgage origination volume decreased during the first quarter of 2019 compared to the first quarter of 2018 primarily due to higher interest rates. The estimated private mortgage insurance available market was flat in the first quarter of 2019 compared to the first quarter of 2018 mainly due to lower originations offset by higher private mortgage insurance penetration rates. Our flow persistency was 86% during the first quarter of 2019 compared to 84% during the first quarter of 2018, due in part to the rise in interest rates. Our U.S. mortgage insurance estimated market share for the first quarter of 2019 increased compared to the fourth quarter of 2018 driven primarily by our selective participation in forward commitment transactions and the continued successful rollout of our proprietary risk-based pricing engine, GenRATE. However, our market share remains impacted by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition, the proposed transaction with China Oceanwide and pricing competition. For more information on the potential impacts due to competition, see “Item 1A—Risk Factors—Competitors could negatively affect our ability to maintain or increase our market share and profitability,” and “—Risk Factors—Our reliance on key customer or distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced” in our 2018 Annual Report on Form 10-K.

The U.S. private mortgage insurance industry is highly competitive. There are currently six active mortgage insurers, including us. In the fourth quarter of 2018, our U.S. mortgage insurance business launched GenRATE, which provides lenders with a more granular approach to pricing for borrowers. We expect more new insurance written in the market to be priced using opaque pricing that will frequently provide a different price to lenders compared to prevailing rate cards. Given evolving market dynamics, we expect price competition to remain highly competitive.

New insurance written increased 7% during the first quarter of 2019 compared to the first quarter of 2018 largely due to our higher estimated market share. The percentage of single premium new insurance written decreased during the first quarter of 2019 compared to the first quarter of 2018, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant.

Our loss ratio was 8% for the three months ended March 31, 2019 compared to 9% for the three months ended March 31, 2018. The loss ratio decreased slightly primarily driven by higher net earned premiums attributable to increased insurance in-force in the current year. Losses were flat as a lower average reserve on new delinquencies was offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

As of March 31, 2019, Genworth Mortgage Insurance Corporation’s (“GMICO”) risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 12.1:1, compared with a risk-to-capital ratio of approximately 12.5:1 as of December 31, 2018 and approximately 12.7:1 as of March 31, 2018. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated within the business or capital support (if any) that we provide.

Under PMIERs, we are subject to operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The revised PMIERs was effective on March 31, 2019. As of March 31, 2019, our U.S. mortgage insurance business had available assets of approximately 123% of the required assets under PMIERs compared to approximately 129% under the previous PMIERs requirements as of December 31, 2018. The sufficiency ratio as of March 31, 2019 was in excess of $600 million of available assets above the PMIERs requirements compared to $750 million of available assets above the previous PMIERs requirements as of December 31, 2018. This difference is primarily due to the elimination of any credit for future premiums in PMIERs that had previously been allowed on insurance policies written in 2008 or earlier. Reinsurance transactions provided an aggregate of approximately $490 million of PMIERs capital credit as of March 31, 2019.

Segment results of operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$194	$179	$15	8%
Net investment income	28	21	7	33%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	1	—	1	NM (1)

Total revenues	223	200	23	12%

Benefits and expenses:
Benefits and other changes in policy reserves	16	16	—	—%
Acquisition and operating expenses, net of deferrals	46	39	7	18%
Amortization of deferred acquisition costs and intangibles	4	4	—	—%

Total benefits and expenses	66	59	7	12%

Income before income taxes	157	141	16	11%
Provision for income taxes	33	30	3	10%

Net income	124	111	13	12%
Adjustments to net income:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$124	$111	$13	12%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily attributable to higher insurance in-force and an increase investment income, partially offset by higher operating costs in the current year.

Revenues

Premiums increased mainly attributable to higher insurance in-force in the current year.

Net investment income increased primarily from higher average invested assets and investment yields in the current year.

Benefits and expenses

Benefits and other changes in policy reserves were flat as a lower average reserve on new delinquencies was offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs driven mostly by increased sales in the current year.

Provision for income taxes. The effective tax rate was 21.2% for both the three months ended March 31, 2019 and 2018, consistent with the U.S. corporate federal income tax rate.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Primary insurance in-force (1)	$170,400	$154,900	$15,500	10%
Risk in-force	$41,300	$37,500	$3,800	10%
New insurance written	$9,600	$9,000	$600	7%
Net premiums written	$193	$185	$8	4%

(1)

Primary insurance in-force represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

Primary insurance in-force and risk in-force

Primary insurance in-force increased largely as a result of $15.8 billion in higher flow insurance in-force, which increased from $153.5 billion as of March 31, 2018 to $169.3 billion as of March 31, 2019 as a result of new insurance written, partially offset by lapses in the current year. The increase in flow insurance in-force was partially offset by a decline of $0.3 billion in mortgage insurance on a bulk basis (“bulk insurance”) in-force, which decreased from $1.4 billion as of March 31, 2018 to $1.1 billion as of March 31, 2019 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow new insurance written. Flow persistency was 86% and 84% for the three months ended March 31, 2019 and 2018, respectively.

New insurance written

New insurance written increased primarily due to our higher estimated market share in the current year.

Net premiums written

Net premiums written increased primarily from higher average flow insurance in-force in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2019	2018	2019 vs. 2018
Loss ratio	8%	9%	(1)%
Expense ratio (net earned premiums)	25%	24%	1%
Expense ratio (net premiums written)	26%	23%	3%

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

The loss ratio decreased slightly primarily driven by higher net earned premiums attributable to increased insurance in-force in the current year. Losses were flat as a lower average reserve on new delinquencies was offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

The expense ratio (net earned premiums) increased slightly mainly driven by higher operating costs, mostly offset by higher net earned premiums in the current year.

The expense ratio (net premiums written) increased primarily due to higher operating costs, partially offset by higher net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2019	December 31, 2018	March 31, 2018
Primary insurance:
Insured loans in-force	792,800	783,288	749,145
Delinquent loans	16,206	17,159	20,602
Percentage of delinquent loans (delinquency rate)	2.04%	2.19%	2.75%
Flow loans in-force	780,733	770,657	734,411
Flow delinquent loans	15,764	16,670	20,007
Percentage of flow delinquent loans (delinquency rate)	2.02%	2.16%	2.72%
Bulk loans in-force	12,067	12,631	14,734
Bulk delinquent loans (1)	442	489	595
Percentage of bulk delinquent loans (delinquency rate)	3.66%	3.87%	4.04%
A minus and sub-prime loans in-force	14,712	15,348	17,964
A minus and sub-prime delinquent loans	2,530	2,727	3,557
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	17.20%	17.77%	19.80%
Pool insurance:
Insured loans in-force	4,470	4,535	4,961
Delinquent loans	187	220	220
Percentage of delinquent loans (delinquency rate)	4.18%	4.85%	4.43%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 360 as of March 31, 2019, 403 as of December 31, 2018 and 494 as of March 31, 2018.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the residential real estate market in the United States stabilized subsequent to those book years and strengthened during recent years. In addition, we experienced lower foreclosure starts during 2018, which continued in the first quarter of 2019. However, our 2005 through 2008 book years continue to make up the majority of our existing delinquencies as well as new delinquencies, therefore, we may experience variability in our delinquency rates.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2019
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,679	$29	$343	8%
4 - 11 payments	4,664	90	214	42%
12 payments or more	3,421	127	173	73%

Total	15,764	$246	$730	34%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2018
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,360	$31	$365	8%
4 - 11 payments	4,591	88	208	42%
12 payments or more	3,719	142	188	76%

Total	16,670	$261	$761	34%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of	Percent of total reserves as of	Delinquency rate
			March 31,	December 31,	March 31,
	March 31, 2019	March 31, 2019 (1)	2019	2018	2018
By Region:
Southeast (2)	18%	22%	2.39%	2.63%	3.99%
Pacific (3)	17	10	1.29%	1.29%	1.36%
South Central (4)	16	12	1.97%	2.11%	2.79%
Northeast (5)	12	27	3.10%	3.43%	4.18%
North Central (6)	11	9	1.90%	1.98%	2.16%
Great Lakes (7)	11	6	1.62%	1.72%	1.86%
Mid-Atlantic (8)	6	5	2.11%	2.16%	2.47%
New England (9)	5	6	2.05%	2.23%	2.54%
Plains (10)	4	3	1.82%	1.87%	2.08%

Total	100%	100%	2.04%	2.19%	2.75%

(1)	Total reserves were $280 million as of March 31, 2019.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(4)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	New Jersey, New York and Pennsylvania.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of	Percent of total reserves as of	Delinquency rate
			March 31,	December 31,	March 31,
	March 31, 2019	March 31, 2019 (1)	2019	2018	2018
By State:
California	10%	5%	1.27%	1.28%	1.27%
Texas	7%	5%	2.03%	2.29%	3.66%
Florida	6%	12%	2.61%	2.91%	6.60%
Illinois	5%	6%	2.23%	2.26%	2.47%
New York	5%	15%	3.42%	3.64%	4.38%
Washington	5%	2%	1.05%	1.04%	1.05%
Michigan	4%	2%	1.30%	1.40%	1.36%
Pennsylvania	4%	4%	2.37%	2.79%	3.09%
Ohio	4%	3%	1.82%	1.97%	2.12%
North Carolina	4%	3%	1.96%	2.27%	2.47%

(1)	Total reserves were $280 million as of March 31, 2019.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of March 31, 2019:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.09%	8.7%	$1,587	0.9%	$299	0.7%
2005 - 2008	5.47%	59.4	18,391	10.8	4,226	10.3
2009 - 2012	4.28%	2.2	4,428	2.6	1,034	2.5
2013	4.09%	2.2	5,204	3.1	1,278	3.1
2014	4.45%	4.2	8,900	5.2	2,162	5.2
2015	4.15%	5.9	17,652	10.4	4,281	10.4
2016	3.88%	7.9	32,065	18.8	7,736	18.8
2017	4.25%	6.6	34,400	20.2	8,398	20.4
2018	4.77%	2.9	38,147	22.4	9,394	22.8
2019	4.87%	—	9,581	5.6	2,385	5.8

Total portfolio	4.51%	100.0%	$170,355	100.0%	$41,193	100.0%

(1)	Total reserves were $280 million as of March 31, 2019.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the first quarter of 2019, the Canadian dollar weakened against the U.S. dollar compared to the first quarter of 2018, which negatively impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Canadian GDP is expected to have experienced modest growth in the first quarter of 2019, although lower than in the first quarter of 2018, reflecting lower oil prices and weakness in residential investment activity. The overnight interest rate in Canada remained flat at 1.75% in the first quarter of 2019. Canada’s unemployment rate increased slightly to 5.8% at the end of the first quarter of 2019 compared to 5.6% at the end of 2018 as workforce participation outpaced an increase in job creation.

National home prices increased in the first quarter of 2019 by approximately 2% compared to the first quarter of 2018 led by gains in Ontario, particularly in the Greater Toronto Area. However, home prices were down by approximately 1% compared to the fourth quarter of 2018, mostly due to declines in British Columbia. National home sales in the first quarter of 2019 were down by approximately 3% compared to both the first and fourth quarters of 2018, mostly due to the slowdown in sales in British Columbia as a result of regulatory and housing policy changes.

Our mortgage insurance business in Canada experienced slightly higher losses in the first quarter of 2019 compared to the first quarter of 2018 primarily from a higher average reserve per delinquency and higher new delinquencies, net of cures, most pronounced in Alberta. The higher losses in the current year were also attributable to modestly lower favorable development in our loss reserves. Our loss ratio in Canada was 15% for the first quarter of 2019. We expect our full year 2019 loss ratio to be the same or modestly higher than our full year 2018 loss ratio of 15% as economic conditions continue to normalize.

In the first quarter of 2019, flow new insurance written volumes were down in our mortgage insurance business in Canada compared to the first quarter of 2018 primarily from a smaller originations market due to regulatory changes and ongoing housing affordability pressure. The first quarter of 2018 included higher volumes from applications received in the fourth quarter of 2017 resulting from an acceleration of housing demand ahead of regulatory changes. Earned premiums also decreased mainly from the seasoning of our smaller, more recent in-force books of business and from a favorable adjustment of $3 million relating to refinements in premium recognition factors in the first quarter of 2018 that did not recur.

Bulk new insurance written levels in the first quarter of 2019 were slightly lower compared to the first quarter of 2018 due to marginally lower demand. Insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of bulk mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance.

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”) and the Insurance Companies Act (Canada), under which our mortgage insurance business in Canada is required to meet a minimum MICAT ratio to support its outstanding mortgage insurance in-force per the MICAT guideline released by the Office of the Superintendent of Financial Institutions (“OSFI”) on August 9, 2018. The MICAT guideline was effective January 1, 2019 and replaced the guideline titled “Minimum Capital Test for Federally Regulated Property and Casualty Insurance Companies” and the capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers.” The OSFI supervisory MICAT target ratio and the minimum MICAT ratio under PRMHIA are 150%. The primary changes included a 5% increase of the total asset requirement, elimination of the requirement to use updated credit scores for 2015 and prior book years and a transitional arrangement that provides a phase-in period for the increased capital required for insurance risk on outstanding insured mortgages as of December 31, 2018. We expect the benefit from the transitional arrangement to run off in the current year. The MICAT guideline did not have a material impact on our regulatory solvency as reported at March 31, 2019 as the impact of the elimination of the credit score update more than offset the 5% increase in the total asset requirement on existing insurance in-force. In addition, these new requirements should permit our mortgage insurance business in Canada to more closely align its actual capital levels with its targeted operating range going forward, which may allow for meaningful levels of capital redeployment in addition to regular quarterly dividends. As of March 31, 2019, our MICAT ratio under the framework was approximately 172%, which was above the supervisory target.

On March 1, 2019, OSFI released a revised version of Guideline B-21 Residential Mortgage Insurance Underwriting Practices and Procedures (“B-21 Guideline”). The updates made to the B-21 Guideline are intended to align with Guideline B-20 Residential Mortgage Underwriting Practices and Procedures (“B-20 Guideline”), which sets out OSFI’s expectations for prudent residential mortgage underwriting by federally regulated financial institutions in the areas of income verification, property valuation, and fraud detection and prevention. Although the changes made to the B-21 Guideline are new for federally regulated mortgage insurers, we do not expect those changes to have a material impact given that federally regulated lenders have already been subject to the same rules since January 1, 2018 under the B-20 Guideline.

Canada’s 2019-20 federal budget released on March 19, 2019 includes a new program called the First-Time Home Buyers Incentive (“FTHBI”) intended to help with housing affordability. Under the program, for qualifying borrowers, the Canada Mortgage Housing Corporation (“CMHC”) will contribute up to 10% of the value of a newly built home or 5% of the value of a resale in exchange for a corresponding equity stake in the home. The FTHBI program is expected to launch in September 2019 and will require borrowers to meet minimum insured mortgage down payment requirements to ensure they are invested in their purchase. The program is capped at CAD$1.25 billion over three years, and the incentive will be further limited to households with a maximum combined income of CAD$120,000, with total borrowing limited to four times the income level. Many of the program’s details and guidelines are still unknown, and therefore it is premature to determine how this program may impact our mortgage insurance business in Canada. However, the business has confirmed that it is eligible to participate in this program and is currently in discussions with the Department of Finance.

Segment results of operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$126	$139	$(13)	(9)%
Net investment income	34	34	—	—%
Net investment gains (losses)	(1)	(15)	14	93%

Total revenues	159	158	1	1%

Benefits and expenses:
Benefits and other changes in policy reserves	19	18	1	6%
Acquisition and operating expenses, net of deferrals	20	17	3	18%
Amortization of deferred acquisition costs and intangibles	10	10	—	—%
Interest expense	4	5	(1)	(20)%

Total benefits and expenses	53	50	3	6%

Income before income taxes	106	108	(2)	(2)%
Provision for income taxes	29	30	(1)	(3)%

Net income	77	78	(1)	(1)%
Less: net income attributable to noncontrolling interests	36	36	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	41	42	(1)	(2)%
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	—	9	(9)	(100)%
Taxes on adjustments	—	(2)	2	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$41	$49	$(8)	(16)%

(1)

For the three months ended March 31, 2019 and 2018, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(1) million and $(6) million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by changes in foreign exchange rates in the current year and from lower earned premiums largely related to refinements in premium recognition factors in the prior year that did not recur and lower flow mortgage insurance written in recent years. The decrease was also attributable to an increase in acquisition and operating expenses, which included higher stock-based compensation expense in the current year.

Revenues

Premiums decreased primarily from $7 million of changes attributable to foreign exchange rates in the current year, refinements in premium recognition factors in the prior year that did not recur and from the seasoning of our smaller, more recent in-force books of business.

Net investment losses decreased primarily attributable to derivative gains in the current year compared to losses in the prior year largely from hedging non-functional currency transactions and derivative gains on interest rate floors, partially offset by derivative losses on interest rate swaps in the current year compared to gains in the prior year. The decrease was also attributable to lower net investment losses from changes in the fair value of equity securities in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased principally from a higher average reserve per delinquency, higher new delinquencies, net of cures, primarily attributable to increased losses in Alberta, and from modestly lower favorable development in our loss reserves, mostly offset by changes in foreign exchange rates in the current year.

Acquisition and operating expenses, net of deferrals, increased mainly driven by higher stock-based compensation expense and higher operating costs in the current year.

Provision for income taxes. The effective tax rate was 27.6% and 27.4% for the three months ended March 31, 2019 and 2018, respectively, consistent with our jurisdictional rate of 27%.

Canada Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Primary insurance in-force	$382,200	$384,600	$(2,400)	(1)%
Risk in-force	$133,800	$134,600	$(800)	(1)%
New insurance written	$2,900	$3,400	$(500)	(15)%
Net premiums written	$79	$92	$(13)	(14)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the three months ended March 31, 2019 and 2018, this factor was 35%.

Primary insurance in-force and risk in-force decreased largely from decreases of $14.1 billion and $5.0 billion, respectively, attributable to changes in foreign exchange rates, partially offset by new flow and bulk mortgage insurance written.

New insurance written

New insurance written decreased primarily from lower flow mortgage insurance written largely resulting from a smaller mortgage originations market due to regulatory changes and ongoing housing affordability pressure. The first quarter of 2018 included higher volumes from applications received in the fourth quarter of 2017 resulting from an acceleration of housing demand ahead of regulatory changes. The three months ended March 31, 2019 included a decrease of $100 million attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2019 and December 31, 2018, our unearned premium reserves were $1.5 billion in each period.

Net premiums written decreased primarily from lower flow mortgage insurance written and lower average premium rates on bulk mortgage insurance. The three months ended March 31, 2019 included a decrease of $5 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease)
	2019	2018	2019 vs. 2018
Loss ratio	15%	13%	2%
Expense ratio (net earned premiums)	24%	20%	4%
Expense ratio (net premiums written)	39%	30%	9%

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

The loss ratio increased primarily from a higher average reserve per delinquency and higher new delinquencies, net of cures, most pronounced in Alberta, in the current year.

The expense ratio (net earned premiums) increased primarily attributable to higher stock-based compensation and operating expenses and lower earned premiums in the current year.

The expense ratio (net premiums written) increased largely from higher stock-based compensation and operating expenses and lower net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of the dates indicated:

	March 31, 2019	December 31, 2018	March 31, 2018
Primary insured loans in-force	2,152,048	2,143,191	2,123,727
Delinquent loans	1,760	1,684	1,723
Percentage of delinquent loans (delinquency rate)	0.08%	0.08%	0.08%
Flow loans in-force	1,507,283	1,499,304	1,456,573
Flow delinquent loans	1,384	1,310	1,385
Percentage of flow delinquent loans (delinquency rate)	0.09%	0.09%	0.10%
Bulk loans in-force	644,765	643,887	667,154
Bulk delinquent loans	376	374	338
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.06%	0.05%

Flow mortgage loans in-force increased from new policies written. The number of delinquent loans of our flow mortgage insurance increased compared to the fourth quarter of 2018 primarily driven by seasonally higher new delinquencies.

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

	Percent of primary risk in-force as of	Delinquency rate
		March 31,	December 31,	March 31,
	March 31, 2019	2019	2018	2018
By province and territory:
Ontario	47%	0.03%	0.03%	0.03%
Alberta	17	0.19%	0.18%	0.17%
British Columbia	14	0.04%	0.04%	0.04%
Quebec	13	0.09%	0.10%	0.10%
Saskatchewan	3	0.29%	0.28%	0.30%
Nova Scotia	2	0.13%	0.13%	0.15%
Manitoba	2	0.11%	0.10%	0.10%
New Brunswick	1	0.13%	0.10%	0.17%
All other	1	0.20%	0.19%	0.19%

Total	100%	0.08%	0.08%	0.08%

Delinquency rates were flat compared to December 31, 2018 and March 31, 2018 reflecting regional housing market improvement primarily driven by stable macroeconomic conditions in most regions, offset by higher losses in Alberta.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from almost all of our customers. Based on the data provided by lenders, the delinquency rate as of March 31, 2019 was 0.20%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the first quarter of 2019, the Australian dollar weakened against the U.S. dollar compared to first quarter of 2018, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Australian GDP is expected to have experienced moderate growth in the first quarter of 2019, supported by sustained expansion of non-mining business investment and an ongoing rise in non-resource exports. The cash rate remained flat at 1.50% in the first quarter of 2019. The unemployment rate remained flat at 5.0% compared to December 2018.

Following consistent growth in 2017, home prices in Australia continued the 2018 downward trend with declines in the first quarter of 2019. March 2019 home values were approximately 8% lower than in March 2018, with declines experienced across the majority of the capital cities. The main drivers of the home price depreciation were the Sydney and Melbourne housing markets, with decreases of approximately 11% and 10%, respectively, for the first quarter of 2019.

Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2018, which resulted in no changes to the earnings pattern adopted in the fourth quarter of 2017. The adjustment to our premium earnings pattern in the fourth quarter of 2017 was applied on a retrospective basis under U.S. GAAP, however, under local Australian Accounting Standards this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were different between the two accounting standards in the first quarter of 2019 and will be different in future periods.

Our mortgage insurance business in Australia had lower losses in the first quarter of 2019 compared to the first quarter of 2018 attributable to changes in foreign exchange rates. Excluding foreign exchange, losses were slightly higher primarily as a result of higher new delinquencies, net of cures, in the current year. The loss ratio in Australia for the three months ended March 31, 2019 was 34%. We still expect the full year 2019 loss ratio in Australia to be similar to the full year 2018 loss ratio of 30%, as higher delinquencies and lower cures traditionally experienced in the first half of the year are expected to normalize thereafter.

In the first quarter of 2019, our mortgage insurance business in Australia experienced an increase in new insurance written volumes compared to the first quarter of 2018 primarily due to a higher level of bulk insurance transactions and higher mortgage origination volumes from certain key customers in the current year.

Gross written premiums were lower in the first quarter of 2019 compared to the first quarter of 2018 largely as a result of the timing of initial premiums received from a structured insurance transaction in the prior year, partially offset by higher flow new insurance written from increased key customer activity in the current year. Earned premiums were lower in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the seasoning of our smaller, more recent in-force books of business.

In November 2016, we entered into a new contract with our largest customer, effective January 1, 2017, with a term of three years. In November 2018, we entered into a new contract with our second largest customer, effective November 21, 2018, with a term of two years and the option to extend for an additional year at the customer’s discretion. These two customers together represented 64% of our gross written premiums in the first quarter of 2019.

Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by the Australian Prudential Regulation Authority (“APRA”) and utilizes its Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of March 31, 2019, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 201%, representing an increase from 194% as of December 31, 2018, largely resulting from portfolio seasoning, partially offset by dividends paid, share repurchase activity and lower reinsurance credit.

Segment results of operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$83	$98	$(15)	(15)%
Net investment income	16	17	(1)	(6)%
Net investment gains (losses)	12	(9)	21	NM (1)
Policy fees and other income	(1)	1	(2)	(200)%

Total revenues	110	107	3	3%

Benefits and expenses:
Benefits and other changes in policy reserves	28	30	(2)	(7)%
Acquisition and operating expenses, net of deferrals	17	17	—	—%
Amortization of deferred acquisition costs and intangibles	9	11	(2)	(18)%
Interest expense	2	2	—	—%

Total benefits and expenses	56	60	(4)	(7)%

Income before income taxes	54	47	7	15%
Provision for income taxes	16	14	2	14%

Net income	38	33	5	15%
Less: net income attributable to noncontrolling interests	20	17	3	18%

Net income available to Genworth Financial, Inc.’s common stockholders	18	16	2	13%
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(6)	4	(10)	NM (1)
Taxes on adjustments	2	(1)	3	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$14	$19	$(5)	(26)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the three months ended March 31, 2019 and 2018, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $6 million and $(5) million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower premiums largely from changes in foreign exchange rates in the current year and from the seasoning of our smaller, more recent in-force books of business. These decreases were partially offset by lower contract fees amortization in the current year.

Revenues

Premiums decreased predominantly from $8 million of changes attributable to foreign exchange rates in the current year and from the seasoning of our smaller, more recent in-force books of business.

We had net investment gains in the current year compared to net investment losses in the prior year. Net investment gains in the current year were primarily from net realized gains from the sale of investment securities, derivative gains and from changes in the fair value of equity securities. Net investment losses in the prior year were predominantly from changes in the fair value of equity securities.

Policy fees and other income decreased primarily attributable to foreign exchange losses on non-Australian dollar denominated invested assets due to changes in foreign exchange rates in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from $3 million of changes attributable to foreign exchange rates in the current year. Excluding the effects of changes in foreign exchange rates, benefits and other changes in policy reserves increased slightly mainly from higher new delinquencies, net of cures, in the current year.

Amortization of DAC and intangibles decreased primarily from lower contract fees amortization and from changes in foreign exchange rates in the current year.

Provision for income taxes. The effective tax rate was 30.0% for both the three months ended March 31, 2019 and 2018, consistent with our jurisdictional rate.

Australia Mortgage Insurance selected operating performance measures

Our mortgage insurance business in Australia currently has structured insurance transactions with three lenders where it is in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force, risk in-force, new insurance written, loans in-force and delinquent loans, are excluded from the following tables. These arrangements represented approximately $157 million and $160 million of risk in-force of our mortgage insurance business as of March 31, 2019 and 2018, respectively.

The following table sets forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Primary insurance in-force	$219,200	$246,300	$(27,100)	(11)%
Risk in-force	$76,300	$85,700	$(9,400)	(11)%
New insurance written	$3,900	$3,400	$500	15%
Net premiums written	$52	$60	$(8)	(13)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the three months ended March 31, 2019 and 2018, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force and risk in-force decreased primarily from decreases of $18.1 billion and $6.3 billion, respectively, due to changes in foreign exchange rates and from policy cancellations in the current year.

New insurance written

New insurance written increased mainly attributable to new bulk insurance written and higher mortgage origination volume from certain key customers. The three months ended March 31, 2019 included a decrease of $300 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2019 and December 31, 2018, our unearned premium reserves were $1.0 billion and $1.1 billion, respectively.

Net premiums written decreased primarily from $5 million of changes attributable to foreign exchange rates and from lower net premiums written on structured insurance due to the timing of initial premiums received from a transaction in the prior year, partially offset by higher mortgage origination volume from certain key customers in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease)
	2019	2018	2019 vs. 2018
Loss ratio	34%	30%	4%
Expense ratio (net earned premiums)	31%	29%	2%
Expense ratio (net premiums written)	50%	47%	3%

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

The loss ratio increased primarily from higher new delinquencies, net of cures, in the current year. The increase was also attributable to lower earned premiums largely due to the seasoning of our smaller, more recent in-force books of business.

The expense ratio (net earned premiums and net premiums written) increased primarily from lower earned/written premiums, as discussed above, partially offset by lower contract fees amortization in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	March 31, 2019	December 31, 2018	March 31, 2018
Primary insured loans in-force	1,323,172	1,332,906	1,407,431
Delinquent loans	7,490	7,145	6,958
Percentage of delinquent loans (delinquency rate)	0.57%	0.54%	0.49%
Flow loans in-force	1,217,050	1,226,219	1,296,055
Flow delinquent loans	7,265	6,931	6,735
Percentage of flow delinquent loans (delinquency rate)	0.60%	0.57%	0.52%
Bulk loans in-force	106,122	106,687	111,376
Bulk delinquent loans	225	214	223
Percentage of bulk delinquent loans (delinquency rate)	0.21%	0.20%	0.20%

Flow loans in-force decreased primarily from policy cancellations. Flow delinquent loans increased primarily from higher new delinquencies, net of cures, in the current year.

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

	Percent of primary risk in-force as of	Delinquency rate
		March 31,	December 31,	March 31,
	March 31, 2019	2019	2018	2018
By state and territory:
New South Wales	28%	0.41%	0.38%	0.33%
Queensland	23	0.74%	0.70%	0.67%
Victoria	22	0.42%	0.40%	0.39%
Western Australia	13	1.05%	0.98%	0.88%
South Australia	6	0.69%	0.68%	0.63%
Australian Capital Territory	3	0.19%	0.17%	0.18%
Tasmania	2	0.28%	0.31%	0.32%
New Zealand	2	0.04%	0.05%	0.06%
Northern Territory	1	0.76%	0.68%	0.52%

Total	100%	0.57%	0.54%	0.49%

Delinquency rates increased in the current year compared to December 31, 2018 and March 31, 2018 mainly from lower flow loans in-force as a result of policy cancellations and from higher new delinquencies, net of cures, in the current year.

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

We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually. We completed our annual review of claim reserve assumptions for our long-term care insurance business in the fourth quarter of 2018. See “Long-term care insurance” below for more details. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. In the fourth quarter of 2018, we performed assumption reviews for our universal and term universal life insurance products as well as for our other U.S. life insurance products, including our long-term care insurance products, and completed our loss recognition testing. For our acquired block of long-term care insurance business and our fixed immediate annuity products, we monitor these blocks more frequently than annually given the premium deficiencies that existed in previous periods.

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

Results of our U.S. life insurance businesses are also impacted by interest rates. Low interest rates put pressure on the profitability and returns of these businesses as higher yielding investments mature and are replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Annual Report on Form 10-K.

Our U.S. life insurance subsidiaries are subject to the National Association of Insurance Commissioners’ (“NAIC”) risk-based capital (“RBC”) standards and other minimum statutory capital and surplus requirements. As of December 31, 2018, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. However, the RBC ratio of our U.S. life insurance subsidiaries has declined over the past few years as a result of statutory losses driven by the declining performance of the business and increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews particularly in our long-term care insurance business. Any future statutory losses would decrease the RBC ratio of our U.S. life insurance subsidiaries. We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force rate actions as a source of earnings and capital. We may see variability in statutory results and a further decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force rate actions versus when the benefits from the in-force rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Further declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.

Long-term care insurance

Results of our long-term care insurance business are influenced primarily by our ability to achieve in-force rate actions, morbidity, mortality, persistency, investment yields, expenses, changes in regulations and reinsurance. Changes in regulations or government programs, including long-term care insurance rate action legislation, could impact our long-term care insurance business either positively or negatively.

Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually. We completed our annual review of claim reserve assumptions and methodologies for our long-term care insurance business in the fourth quarter of 2018 and recorded higher claim reserves of $308 million and reinsurance recoverables of $17 million. Based on this review, we updated several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions. The primary impact related to increasing later duration utilization assumptions for claims with lifetime benefits.

Additional changes in assumptions or methodologies in our long-term care insurance claim reserves in the future could also impact our loss recognition and cash flow testing results. Our assumptions are sensitive to slight variability in actual experience and small changes in assumptions could result in decreases in the margin of our long-term care insurance blocks to at/or below zero in future years. To the extent, based on reviews, the margin of our long-term care insurance block, excluding the acquired block, is negative, we would be required to recognize a loss, by amortizing more DAC and/or establishing additional benefit reserves. For our acquired block of long-term care insurance, the impacts of adverse changes in assumptions would also be reflected as a loss if our margin for this block is reduced below zero by establishing additional benefit reserves. A significant decrease in our loss recognition testing margin of our long-term care insurance blocks could have a material adverse effect on our business, results of operations and financial condition.

In connection with the updated assumptions and methodologies that increased claim reserves on existing claims in the fourth quarter of 2018, we now establish higher claim reserves on new claims, which decreased earnings in the first quarter of 2019 and we expect will decrease earnings going forward as higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. The average new claim reserve established in the first quarter of 2019 was approximately 8% higher than the average new claim reserve established during the first quarter of 2018. Also, we expect growth in new claims as our blocks of business continue to age.

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved in-force rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders electing benefit reductions or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the three months ended March 31, 2019 and 2018 was 81% and 84%, respectively.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. Executing on our multi-year long-term care insurance in-force rate action plan with increased premiums and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force rate actions, refer to “Significant Developments—U.S. Life Insurance.” As of March 31, 2019, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force policies. We will also consider litigation against states that decline actuarially justified rate increases. As of March 31, 2019, we were in litigation with one state that has refused to approve actuarially justified in-force rate actions. The approval process for in-force rate increases and the amount and timing of the rate increases and associated benefit reductions approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take a significant amount of time, and the approved amount may be phased in over time. After approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.

Our U.S. Life Insurance segment is taxed at 21%, the enacted tax rate under the TCJA. However, gains on forward starting swaps settled prior to the enactment of the TCJA are tax effected at 35% as they are amortized into net investment income. This will negatively impact our long-term care insurance business given the majority of our forward starting swaps are in this business.

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

We review our life insurance assumptions in detail at least annually. In the fourth quarter of 2018, we performed our annual review of life insurance assumptions and completed our loss recognition testing for our universal and term universal life insurance products. As part of our assumption review in the fourth quarter of 2018, we recorded $91 million of after-tax charges in our universal and term universal life insurance products primarily driven by assumption changes due to lower expected growth in interest rates and emerging mortality experience primarily in our term universal life insurance product.

Mortality levels may deviate each period from historical trends. Mortality experience was lower in the first quarter of 2019 compared to the fourth quarter of 2018 and first quarter of 2018, however, we have experienced higher mortality than our then current and priced for assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations. Our mortality experience for older ages and late-duration premium periods is emerging. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience and may be required to make further adjustments to our universal and term universal life insurance reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our assumptions, including mortality, may have a materially negative impact on our results of operations, financial condition and business.

Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post level guaranteed premium rate period, we expect to experience volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year level premium period business written in 1999 and 2000. In the first quarter of 2019 and the full years 2018 and 2017, we experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year level premium period term life insurance blocks entering their post level guaranteed premium rate periods. We anticipate this trend will continue for the remainder of 2019 with accompanying higher DAC amortization and lower profitability as larger blocks reach the end of their level premium periods and will continue as our other blocks reach their post guaranteed level premium rate period, especially for our 2000 block. As of March 31, 2019, our term life insurance products had a DAC balance of $1.3 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, and expense and commission levels. Effective March 7, 2016, we suspended sales of our traditional fixed annuity products.

We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Due to the premium deficiency that existed in 2016, we continue to monitor our fixed immediate annuity products more frequently than annually and recorded additional charges during 2017, the fourth quarter of 2018 and the first quarter of 2019. If interest rates remain at the current levels or increase at a slower pace than we assumed, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income and would result in higher income recognition over the remaining duration of the in-force block.

For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$709	$722	$(13)	(2)%
Net investment income	701	688	13	2%
Net investment gains (losses)	84	8	76	NM (1)
Policy fees and other income	151	163	(12)	(7)%

Total revenues	1,645	1,581	64	4%

Benefits and expenses:
Benefits and other changes in policy reserves	1,236	1,238	(2)	— %
Interest credited	106	119	(13)	(11)%
Acquisition and operating expenses, net of deferrals	148	141	7	5%
Amortization of deferred acquisition costs and intangibles	66	71	(5)	(7)%
Interest expense	5	4	1	25%

Total benefits and expenses	1,561	1,573	(12)	(1)%

Net income before income taxes	84	8	76	NM (1)
Provision for income taxes	24	6	18	NM (1)

Net income	60	2	58	NM (1)
Adjustments to net income:
Net investment (gains) losses, net (2)	(86)	(9)	(77)	NM (1)
Expenses related to restructuring	4	—	4	NM (1)
Taxes on adjustments	17	2	15	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(5)	$(5)	$—	— %

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the three months ended March 31, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $(1) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$(20)	$(32)	$12	38%
Life insurance	(2)	(1)	(1)	(100)%
Fixed annuities	17	28	(11)	(39)%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(5)	$(5)	$—	—%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our long-term care insurance business decreased $12 million mainly attributable to $60 million of higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented and from favorable development on prior year incurred but not reported claims. This was partially offset by lower claim terminations and higher severity and frequency of new claims in the current year.

•

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our life insurance business increased $1 million mainly from the continued runoff of our term life insurance products, higher lapses primarily associated with the large 20-year term life insurance blocks entering the post-level premium periods and an $11 million unfavorable model correction in our universal life insurance products in the current year. These increases were mostly offset by lower mortality in the current year compared to the prior year in our term and universal life insurance products.

•

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $11 million in our fixed annuities business predominantly attributable to $13 million of unfavorable charges in connection with loss recognition testing in our fixed immediate annuity products, partially offset by favorable mortality in the current year.

Revenues

Premiums

•

Our long-term care insurance business decreased $3 million. The decrease was largely from policy terminations, partially offset by $17 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business decreased $10 million mainly attributable to the continued runoff of our term life insurance products and higher reinsurance rates in the current year.

Net investment income

•	Our long-term care insurance business increased $24 million largely from higher average invested assets in the current year.

•

Our life insurance business increased $9 million principally related to higher yields and average invested assets in the current year. The increase was also attributable to a favorable prepayment speed adjustment on mortgage-backed securities in the current year compared to an unfavorable prepayment speed adjustment in the prior year.

•	Our fixed annuities business decreased $20 million largely attributable to lower average invested assets in the current year due to block runoff.

Net investment gains (losses)

•

Net investment gains in our long-term care insurance business increased $74 million primarily related to net gains from the sale of investment securities in the current year compared to net losses in the prior year and higher gains on equity securities in the current year related to changes in fair value.

•

Net investment gains in our life insurance business increased $5 million primarily related to higher net gains from the sale of investment securities, partially offset by lower gains on embedded derivatives associated with our indexed universal life insurance products.

•

Net investment losses in our fixed annuities business increased $3 million primarily related to losses on embedded derivatives related to our fixed indexed annuity products in the current year compared to gains in the prior year, partially offset by derivative gains in the current year compared to derivative losses in the prior year.

Policy fees and other income. The decrease was mostly attributable to our life insurance business primarily from a decline in our term universal and universal life insurance in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business decreased $1 million principally related to a $61 million higher favorable impact from reduced benefits in the current year related to in-force rate actions approved and implemented and from favorable development on prior year incurred but not reported claims. This decrease was mostly offset by aging of the in-force block (including higher frequency of new claims), lower claim terminations and higher severity of new claims in the current year.

•	Our life insurance business decreased $5 million primarily attributable to lower mortality in the current year compared to the prior year in our term and universal life insurance products.

•

Our fixed annuities business increased $4 million largely attributable to $17 million of higher reserves in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of portfolio management actions and from a decrease in the projected yield curve. These increases were partially offset by favorable mortality and lower interest credited in the current year due to block runoff.

Interest credited. The decrease was due to our life insurance and fixed annuities businesses, which decreased $3 million and $10 million, respectively, primarily driven by a decline in average account values and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals. The increase was predominantly related to $4 million in restructuring costs in our U.S. Life Insurance segment, which included the suspension of sales of our individual long-term care insurance products through sales intermediaries effective March 7, 2019. The remaining increase was mostly attributable to our long-term care insurance business largely from higher commissions and premium taxes associated with our in-force rate action plan.

Amortization of deferred acquisition costs and intangibles. The decrease in amortization of DAC and intangibles was primarily related to our life insurance business principally from our updated assumptions implemented in the fourth quarter of 2018, partially offset by an increase in DAC amortization from higher lapses primarily associated with the large 20-year term life insurance blocks entering the post-level premium periods. The current year also included a $10 million unfavorable model correction in our universal life insurance products.

Provision for income taxes. The effective tax rate was 28.5% and 78.6% for the three months ended March 31, 2019 and 2018, respectively. The decrease in the effective tax rate was largely attributable to higher pre-tax income in the current year. The prior year higher effective tax rate reflects $5 million of tax expense attributable to our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA in relation to low pre-tax income.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Net earned premiums:
Individual long-term care insurance	$599	$603	$(4)	(1)%
Group long-term care insurance	29	28	1	4%

Total	$628	$631	$(3)	—%

Loss ratio	81%	84%	(3)%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums decreased largely from policy terminations, partially offset by $17 million of increased premiums in the current year from in-force rate actions approved and implemented.

The loss ratio decreased largely related to the decrease in benefits and other changes in reserves, partially offset by the lower premiums as discussed above.

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Term and whole life insurance
Net earned premiums	$81	$91	$(10)	(11)%
Life insurance in-force, net of reinsurance	95,245	102,100	(6,855)	(7)%
Life insurance in-force before reinsurance	427,879	454,051	(26,172)	(6)%
Term universal life insurance
Net deposits	$58	$61	$(3)	(5)%
Life insurance in-force, net of reinsurance	114,894	117,967	(3,073)	(3)%
Life insurance in-force before reinsurance	115,691	118,810	(3,119)	(3)%
Universal life insurance
Net deposits	$76	$132	$(56)	(42)%
Life insurance in-force, net of reinsurance	34,961	36,472	(1,511)	(4)%
Life insurance in-force before reinsurance	39,785	41,642	(1,857)	(4)%
Total life insurance
Net earned premiums and deposits	$215	$284	$(69)	(24)%
Life insurance in-force, net of reinsurance	245,100	256,539	(11,439)	(4)%
Life insurance in-force before reinsurance	583,355	614,503	(31,148)	(5)%

We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.

Term and whole life insurance

Net earned premiums and life insurance in-force decreased mainly attributable to the continued runoff of our term life insurance products in the current year. Earned premiums also decreased due to higher reinsurance rates in the current year.

Universal life insurance

Net deposits decreased primarily attributable to $50 million of funding agreements with the Federal Home Loan Bank of Atlanta in the prior year that did not recur and from the continued runoff of our in-force block in the current year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2019	2018
Account value, beginning of period	$14,348	$16,401
Deposits	29	22
Surrenders, benefits and product charges	(516)	(536)

Net flows	(487)	(514)
Interest credited and investment performance	142	106
Effect of accumulated net unrealized investment gains (losses)	106	(112)

Account value, end of period	$14,109	$15,881

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.

Account value decreased compared to December 31, 2018 as surrenders and benefits exceeded interest credited and unrealized investment gains.

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

Segment results of operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Net investment income	$47	$42	$5	12%
Net investment gains (losses)	—	(14)	14	100%
Policy fees and other income	35	40	(5)	(13)%

Total revenues	82	68	14	21%

Benefits and expenses:
Benefits and other changes in policy reserves	1	8	(7)	(88)%
Interest credited	41	37	4	11%
Acquisition and operating expenses, net of deferrals	13	15	(2)	(13)%
Amortization of deferred acquisition costs and intangibles	2	7	(5)	(71)%

Total benefits and expenses	57	67	(10)	(15)%

Income before income taxes	25	1	24	NM (1)
Provision for income taxes	5	—	5	NM (1)

Net income	20	1	19	NM (1)
Adjustments to net income:
Net investment (gains) losses, net (2)	—	12	(12)	(100)%
Taxes on adjustments	—	(3)	3	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$20	$10	$10	100%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended March 31, 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased predominantly from favorable equity market performance in the current year.

Revenues

Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in the current year.

Net investment losses in the prior year were largely related to derivative losses, partially offset by gains on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”).

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

Amortization of deferred acquisition costs and intangible decreased related to our variable annuity products mainly from favorable equity market performance in the current year.

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2019 was primarily the result of higher pre-tax income.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2019	2018
Account value, beginning of period	$4,918	$5,884
Deposits	7	7
Surrenders, benefits and product charges	(161)	(208)

Net flows	(154)	(201)
Interest credited and investment performance	349	(64)

Account value, end of period	$5,113	$5,619

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.

Account value increased compared to December 31, 2018 primarily related to favorable equity market performance, partially offset by surrenders in the current year.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2019	2018
Funding Agreements
Account value, beginning of period	$381	$260
Surrenders and benefits	(78)	(76)

Net flows	(78)	(76)
Interest credited	2	1

Account value, end of period	$305	$185

Account value related to our institutional products decreased compared to December 31, 2018 mainly attributable to scheduled maturities of certain funding agreements in the current year.

Corporate and Other Activities

Results of operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$2	$2	$—	—%
Net investment income	3	2	1	50%
Net investment gains (losses)	(21)	(1)	(20)	NM (1)
Policy fees and other income	1	(2)	3	150%

Total revenues	(15)	1	(16)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	1	1	—	—%
Acquisition and operating expenses, net of deferrals	7	11	(4)	(36)%
Amortization of deferred acquisition costs and intangibles	—	1	(1)	(100)%
Interest expense	61	65	(4)	(6)%

Total benefits and expenses	69	78	(9)	(12)%

Loss before income taxes	(84)	(77)	(7)	(9)%
Provision (benefit) for income taxes	5	(17)	22	129%

Net loss	(89)	(60)	(29)	(48)%
Adjustments to net loss:
Net investment (gains) losses	21	1	20	NM (1)
Taxes on adjustments	(5)	—	(5)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(73)	$(59)	$(14)	(24)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders increased primarily related to $12 million of higher taxes in the current year associated with the GILTI provision of the TCJA and from $13 million of unfavorable provisional tax adjustments. These decreases were partially offset by lower interest expense and operating costs in the current year.

Revenues

Net investment losses increased predominantly from higher derivative losses in the current year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower operating costs and a decrease in employee related expenses in the current year.

Interest expense decreased largely driven by the redemption of $597 million of Genworth Holding’s senior notes in May 2018, partially offset by higher interest expense attributable to the term loan that Genworth Holdings closed in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year.

The effective tax rate decreased to (5.3)% for the three months ended March 31, 2019 from 22.0% for the three months ended March 31, 2018. The decrease was principally driven by a tax expense in the current year related to the GILTI provision of the TCJA and from unfavorable provisional tax adjustments in relation to a higher pre-tax loss. GILTI has an unfavorable impact on our current year tax provision due to the utilization of net operating loss carryforwards and projected taxable losses in the U.S. life insurance businesses without any offsetting foreign tax credit carryforwards. The unfavorable impact on the effective rate is expected to continue for the remainder of 2019 and into 2020.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

The U.S. Federal Reserve increased its benchmark lending rate four times in 2018. Ongoing global trade tensions, declining commodity prices, slower global growth and a negative inflation outlook drove the central bank to revise its interest rate path in the first quarter of 2019. The U.S. Federal Reserve now projects no rate increases in 2019 and forecasts one rate increase in 2020, a meaningful change from its December 2018 projection of two rate increases in 2019 and one in 2020. The U.S. Federal Reserve’s policy revision coupled with more accommodative monetary policies from non-U.S. central banks drove both domestic and foreign government bond yields lower in the first quarter of 2019, with short-term interest rate declines outpacing decreases in long-term interest rates. Portions of the U.S. Treasury yield curve inverted in late March 2019, as the yield on the U.S. 10-year Treasury note dipped below the yield on the 3-month Treasury bill, though subsequent to quarter end this inversion normalized. Credit markets generally recovered from spread widening seen in the fourth quarter of 2018, with spreads tightening in the first quarter of 2019 driven by healthy consumer demand, corporate profits, investor demand for bonds and lower government bond yields.

The nature, timing and implications of the United Kingdom’s proposed withdrawal from the European Union (“Brexit”) remain uncertain. On April 10, 2019, the European Union Council approved a negotiation extension with a deadline of October 31, 2019. While this extension removes the near-term risks of the United Kingdom leaving the European Union with neither a trade agreement nor a transition period in place, it still leaves many open items and uncertainties. Likewise, the United Kingdom will be required to participate in the European Union Parliamentary elections from May 23, 2019 through May 26, 2019 unless the United Kingdom Parliament approves a withdrawal package before that time.

Our investment portfolio maintains approximately $2.4 billion of United Kingdom exposure, or approximately 3% of total invested assets. We hold no direct United Kingdom sovereign exposure. These assets are almost exclusively fixed income instruments and are primarily U.S. dollar denominated.

While the ultimate range of Brexit outcomes could lead to potential credit devaluation or rating agency downgrades of our United Kingdom related exposures, at this time, we do not believe there is a material risk of investment impairments arising from the various Brexit scenarios.

As of March 31, 2019, our fixed maturities securities portfolio, which was 97% investment grade, comprised 85% of our total investment portfolio.

Derivatives

Several of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. Beginning in 2018, we renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements entirely or replace it with a provision that allows the counterparty to terminate derivative transactions if the RBC ratio of the applicable insurance company goes below a certain threshold. As of March 31, 2019, no counterparty has any rights under a traditional ratings-based trigger and one counterparty has rights under the RBC trigger but has not exercised its right to terminate or revise the terms of its transactions with us.

As of March 31, 2019, $10.4 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of March 31, 2019, we posted initial margin of $233 million to our clearing agents, which represented approximately $70 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of March 31, 2019, $14.2 billion notional of our derivatives portfolio was in bilateral over-the-counter (“OTC”) derivative transactions pursuant to which we have posted aggregate independent amounts of $318 million and are holding collateral from counterparties in the amount of $74 million. We have notional of $3.0 billion in bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings. Given our current ratings, our ability to enter into new derivative transactions could be limited.

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2019		2018		2019 vs. 2018
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$643	4.4%	$635	0.1%	$8
Fixed maturity securities—non-taxable	6.1%	2	3.7%	3	2.4%	(1)
Equity securities	5.6%	9	5.1%	10	0.5%	(1)
Commercial mortgage loans	4.8%	81	5.2%	82	(0.4)%	(1)
Restricted commercial mortgage loans related to a securitization entity	6.7%	1	7.8%	2	(1.1)%	(1)
Policy loans	9.5%	46	9.6%	43	(0.1)%	3
Other invested assets (1)	33.5%	59	39.6%	39	(6.1)%	20
Cash, cash equivalents, restricted cash and short-term investments	2.0%	12	1.3%	12	0.7%	—

Gross investment income before expenses and fees	4.8%	853	4.8%	826	—%	27
Expenses and fees	(0.1)%	(24)	(0.2)%	(22)	0.1%	(2)

Net investment income	4.7%	$829	4.6%	$804	0.1%	$25

Average invested assets and cash		$70,355		$70,699		$(344)

(1)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

Yields are based on net investment income as reported under U.S. GAAP and are consistent with how we measure our investment performance for management purposes. Yields are annualized, for interim periods, and are calculated as net investment income as a percentage of average quarterly asset carrying values except for fixed maturity securities, derivatives and derivative counterparty collateral, which exclude unrealized fair value adjustments, and securities lending activity, which is included in other invested assets and is calculated net of the corresponding securities lending liability.

For the three months ended March 31, 2019, annualized weighted-average investment yields increased slightly primarily attributable to $13 million of higher limited partnership income, partially offset by lower average invested assets.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2019	2018
Available-for-sale securities:
Realized gains	$81	$7
Realized losses	(22)	(16)

Net realized gains (losses) on available-for-sale securities	59	(9)

Impairments:
Total other-than-temporary impairments	—	—
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—

Net realized gains (losses) on equity securities sold	3	2
Net unrealized gains (losses) on equity securities still held	8	(18)
Limited partnerships	15	7
Commercial mortgage loans	(1)	—
Derivative instruments	(10)	(13)

Net investment gains (losses)	$74	$(31)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

•

We recorded net realized gains of $59 million related to the sale of available-for-sale securities primarily driven by the sale of Separate Trading of Registered Interest and Principal of Securities, cash tenders and investment exchanges from merger and acquisition activity compared to $9 million of net losses during the three months ended March 31, 2018.

•

The change in net unrealized gains (losses) on equity securities is largely related to favorable equity market performance in the current year compared to a slightly unfavorable equity market in the prior year.

•	We recorded higher net gains on limited partnership investments in the current year principally from favorable equity market performance.

Investment portfolio

The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	March 31, 2019		December 31, 2018
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$42,585	57%	$41,857	58%
Private	18,775	25	17,804	25
Equity securities	635	1	655	1
Commercial mortgage loans	6,929	9	6,687	8
Restricted commercial mortgage loans related to a securitization entity	59	—	62	—
Policy loans	1,994	3	1,861	3
Other invested assets	1,208	2	1,188	2
Cash, cash equivalents and restricted cash	2,221	3	2,177	3

Total cash, cash equivalents, restricted cash and invested assets	$74,406	100%	$72,291	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2019, approximately 6% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities

As of March 31, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,116	$619	$—	$(4)	$—	$4,731
State and political subdivisions	2,329	223	—	(6)	—	2,546
Non-U.S. government	2,403	121	—	(6)	—	2,518
U.S. corporate:
Utilities	4,296	426	—	(37)	—	4,685
Energy	2,447	186	—	(15)	—	2,618
Finance and insurance	6,883	405	—	(37)	—	7,251
Consumer—non-cyclical	4,905	407	—	(55)	—	5,257
Technology and communications	2,832	161	—	(19)	—	2,974
Industrial	1,194	67	—	(12)	—	1,249
Capital goods	2,283	225	—	(19)	—	2,489
Consumer—cyclical	1,579	83	—	(16)	—	1,646
Transportation	1,271	107	—	(16)	—	1,362
Other	379	33	—	(1)	—	411

Total U.S. corporate	28,069	2,100	—	(227)	—	29,942

Non-U.S. corporate:
Utilities	1,100	36	—	(9)	—	1,127
Energy	1,327	124	—	(4)	—	1,447
Finance and insurance	2,434	129	—	(9)	—	2,554
Consumer—non-cyclical	699	19	—	(9)	—	709
Technology and communications	1,151	52	—	(6)	—	1,197
Industrial	920	56	—	(3)	—	973
Capital goods	644	21	—	(3)	—	662
Consumer—cyclical	537	8	—	(4)	—	541
Transportation	756	65	—	(6)	—	815
Other	2,127	139	—	(6)	—	2,260

Total non-U.S. corporate	11,695	649	—	(59)	—	12,285

Residential mortgage-backed (1)	2,762	181	13	(6)	—	2,950
Commercial mortgage-backed	2,946	64	—	(48)	—	2,962
Other asset-backed	3,422	18	1	(15)	—	3,426

Total available-for-sale fixed maturity securities	$57,742	$3,975	$14	$(371)	$—	$61,360

(1)	Fair value included $18 million collateralized by Alt-A residential mortgage loans and $22 million collateralized by sub-prime residential mortgage loans.

As of December 31, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
	Amortized	Not other-than-	Other-than-	Not other-than-	Other-than-
	cost or	temporarily	temporarily	temporarily	temporarily	Fair
(Amounts in millions)	cost	impaired	impaired	impaired	impaired	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,175	$473	$—	$(17)	$—	$4,631
State and political subdivisions	2,406	168	—	(22)	—	2,552
Non-U.S. government	2,345	72	—	(24)	—	2,393
U.S. corporate:
Utilities	4,439	331	—	(95)	—	4,675
Energy	2,382	101	—	(64)	—	2,419
Finance and insurance	6,705	249	—	(132)	—	6,822
Consumer—non-cyclical	4,891	294	—	(137)	—	5,048
Technology and communications	2,823	110	—	(78)	—	2,855
Industrial	1,230	41	—	(33)	—	1,238
Capital goods	2,277	165	—	(51)	—	2,391
Consumer—cyclical	1,592	53	—	(48)	—	1,597
Transportation	1,283	78	—	(41)	—	1,320
Other	376	24	—	(3)	—	397

Total U.S. corporate	27,998	1,446	—	(682)	—	28,762

Non-U.S. corporate:
Utilities	1,056	17	—	(32)	—	1,041
Energy	1,320	72	—	(23)	—	1,369
Finance and insurance	2,391	72	—	(40)	—	2,423
Consumer—non-cyclical	756	8	—	(25)	—	739
Technology and communications	1,168	23	—	(26)	—	1,165
Industrial	926	36	—	(17)	—	945
Capital goods	615	10	—	(10)	—	615
Consumer—cyclical	532	1	—	(13)	—	520
Transportation	689	46	—	(15)	—	720
Other	2,218	105	—	(23)	—	2,300

Total non-U.S. corporate	11,671	390	—	(224)	—	11,837

Residential mortgage-backed (1)	2,888	160	13	(17)	—	3,044
Commercial mortgage-backed	3,054	43	—	(81)	—	3,016
Other asset-backed	3,444	10	1	(29)	—	3,426

Total available-for-sale fixed maturity securities	$57,981	$2,762	$14	$(1,096)	$—	$59,661

(1)	Fair value included $19 million collateralized by Alt-A residential mortgage loans and $22 million collateralized by sub-prime residential mortgage loans.

Fixed maturity securities increased by $1.7 billion compared to December 31, 2018 principally from higher net unrealized gains attributable to a decrease in interest rates in the current year.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	March 31, 2019
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2008 and prior	$1,264	443	39%	$3	1
2009	—	—	—%	—	—
2010	48	10	37%	—	—
2011	186	45	40%	—	—
2012	462	80	45%	—	—
2013	643	120	48%	—	—
2014	754	131	52%	—	—
2015	871	139	58%	—	—
2016	547	95	61%	—	—
2017	764	143	66%	—	—
2018	1,035	165	69%	—	—
2019	369	40	73%	—	—

Total	$6,943	1,411	55%	$3	1

(1)	Represents weighted-average loan-to-value as of March 31, 2019.

	December 31, 2018
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2008 and prior	$1,310	459	39%	$3	1
2009	—	—	—%	—	—
2010	50	11	37%	—	—
2011	193	46	41%	—	—
2012	476	81	45%	—	—
2013	656	122	48%	3	1
2014	772	133	53%	—	—
2015	877	139	58%	—	—
2016	553	96	61%	—	—
2017	773	144	66%	—	—
2018	1,040	165	69%	—	—

Total	$6,700	1,396	54%	$6	2

(1)	Represents weighted-average loan-to-value as of December 31, 2018.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2019		December 31, 2018
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Limited partnerships	$462	38%	$409	34%
Bank loan investments	294	25	248	21
Derivatives	187	15	178	15
Short-term investments	139	12	230	19
Securities lending collateral	106	9	102	9
Other investments	20	1	21	2

Total other invested assets	$1,208	100%	$1,188	100%

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

(Notional in millions)	Measurement	December 31, 2018	Additions	Maturities/ terminations	March 31, 2019
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,924	$—	$(654)	$9,270
Foreign currency swaps	Notional	80	35	(22)	93

Total cash flow hedges		10,004	35	(676)	9,363

Total derivatives designated as hedges		10,004	35	(676)	9,363

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Interest rate swaps in a foreign currency	Notional	2,565	98	(44)	2,619
Interest rate caps and floors	Notional	2,624	84	(38)	2,670
Foreign currency swaps	Notional	453	—	(2)	451
Equity index options	Notional	2,628	503	(580)	2,551
Financial futures	Notional	1,415	1,759	(1,968)	1,206
Equity return swaps	Notional	17	1	—	18
Other foreign currency contracts	Notional	1,080	1,386	(1,414)	1,052

Total derivatives not designated as hedges		15,456	3,831	(4,046)	15,241

Total derivatives		$25,460	$3,866	$(4,722)	$24,604

(Number of policies)	Measurement	December 31, 2018	Additions	Maturities/ terminations	March 31, 2019
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	27,886	—	(577)	27,309
Fixed index annuity embedded derivatives	Policies	16,464	—	(213)	16,251
Indexed universal life embedded derivatives	Policies	929	—	(11)	918

The decrease in the notional value of derivatives was primarily attributable to terminations of interest rate swaps that support our long-term care insurance business, partially offset by interest rate swaps in a foreign currency and interest rate caps and floors related to our hedging strategy to mitigate interest rate risk associated with our regulatory capital position.

The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.

Consolidated Balance Sheets

Total assets. Total assets increased $1,265 million from $100,923 million as of December 31, 2018 to $102,188 million as of March 31, 2019.

•

Cash, cash equivalents, restricted cash and invested assets increased $2,115 million primarily from increases of $1,699 million, $239 million and $133 million in fixed maturity securities, commercial mortgage loans and policy loans, respectively. The increase in fixed maturity securities was predominantly related to higher market values as a result of a decrease in interest rates, partially offset by net sales of fixed maturity securities in the current year. Commercial mortgage loans increased from higher originations and lower prepayments in the current year. The increase in policy loans was principally driven by new loans offered through our corporate-owned life insurance policies collateralized by the cash surrender value of the policy.

•

DAC decreased $1,044 million predominantly related to our U.S. Life Insurance segment. We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. During the three months ended March 31, 2019, due primarily to a decrease in interest rates increasing unrealized investment gains, we decreased the DAC balance of our U.S. Life Insurance segment by $975 million, resulting in a cumulative decrease of $1,470 million to the DAC balance as of March 31, 2019, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to amortization, net of interest and deferrals, in our U.S. Life Insurance segment in the current year.

•	Deferred tax asset decreased $163 million primarily due to higher unrealized gains on investments and derivatives in the current year.

•

Separate account assets increased $351 million primarily due to favorable equity market performance, partially offset by net cash outflows mostly in our variable annuity business as the business continues to run off.

Total liabilities. Total liabilities increased $572 million from $86,734 million as of December 31, 2018 to $87,306 million as of March 31, 2019.

•

Future policy benefits increased $429 million primarily driven by our long-term insurance business largely from aging of the in-force block. In addition, as discussed above, the decrease in interest rates increased our unrealized investments gains. As a result, we increased future policy benefits by approximately $306 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss).

•

Policyholder account balances decreased $317 million largely as a result of surrenders and benefits in our fixed annuities business and from scheduled maturities of certain funding agreements in our institutional products in the current year.

•

Liability for policy and contract claims increased $157 million due principally to our long-term care insurance business primarily from aging of the in-force block (including higher frequency of new claims) and higher severity of new claims, partially offset by favorable development on prior year incurred but not reported claims and favorable claim terminations in the current year. These increases were partially offset by lower delinquencies in our U.S. mortgage insurance business, along with timing differences in claim disbursements and lower claim frequency in our life insurance products in the current year.

Total equity. Total equity increased $693 million from $14,189 million as of December 31, 2018 to $14,882 million as of March 31, 2019.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $174 million for the three months ended March 31, 2019.

•	Net unrealized gains (losses) and derivatives qualifying as hedges increased $348 million and $69 million, respectively, primarily from a decrease in interest rates in the current year.

•

Noncontrolling interests increased $69 million predominantly related to total comprehensive income attributable to noncontrolling interests of $111 million, partially offset by dividends to noncontrolling interests of $28 million and the repurchase of shares of $12 million in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2019	2018
Net cash from operating activities	$134	$109
Net cash from (used by) investing activities	277	(167)
Net cash from (used by) financing activities	(375)	47

Net increase (decrease) in cash before foreign exchange effect	$36	$(11)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments typically exceed policy acquisition costs, benefits paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; deposits from Federal Home Loan Banks (“FHLBs”); the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and other capital transactions.

We had higher cash inflows from operating activities in the current year mainly attributable to posting lower collateral with counterparties related to our derivative positions and lower tax payments, partially offset by new policy loans issued in our corporate-owned life insurance product in the current year.

We had cash inflows from investing activities in the current year mainly driven by net sales of fixed maturity and equity securities, partially offset by commercial mortgage loan originations outpacing repayments. We had cash outflows from investing activities in the prior year primarily driven by commercial mortgage loan originations and net purchases of fixed maturity securities, partially offset by net sales of short-term investments.

We had cash outflows from financing activities in the current year principally driven by net withdrawals from our investment contracts. We had cash inflows from financing activities in the prior year largely from $441 million of net proceeds from the term loan closed in March 2018, partially offset by net withdrawals from our investment contracts.

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

The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on our mortgage insurance businesses so they remain appropriately capitalized and accelerating progress on reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity.

Our Board of Directors has suspended the payment of stockholder dividends on our Genworth Financial common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our debt obligations, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant. In addition, our Board of Directors has suspended repurchases of our Genworth Financial common stock under our stock repurchase program indefinitely. The resumption of our stock repurchase program will be at the discretion of our Board of Directors.

Genworth Holdings had $361 million and $429 million of cash, cash equivalents and restricted cash as of March 31, 2019 and December 31, 2018, respectively, which included approximately $16 million of restricted cash in each period. Genworth Holdings also held $44 million and $75 million in U.S. government securities as of March 31, 2019 and December 31, 2018, respectively, which included approximately $37 million and $42 million, respectively, of restricted assets. The $405 million of cash and liquid assets as of March 31, 2019 is below our targeted cash buffer of two times expected annual external debt interest payments, as described below. In addition, Genworth Holdings has an intercompany note with a principal amount of $200 million due on March 31, 2020.

During the three months ended March 31, 2019 and 2018, we received common stock dividends from our international subsidiaries of $47 million and $63 million, respectively. Dividends in the first quarter of 2019 included proceeds of $14 million that we received through our participation in Normal Course Issuer Bid (“NCIB”) transactions completed by Genworth MI Canada Inc. (“Genworth Canada”) during the fourth quarter of 2018.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2019, our total cash, cash equivalents, restricted cash and invested assets were $74.4 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 38% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. Reinsurance transactions provided an aggregate of approximately $490 million of PMIERs capital credit as of March 31, 2019. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time, including additional reinsurance transactions and contributions of holding company cash.

In February 2019, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. The purchase of 38.6 million shares pursuant to this buy-back is covered by shareholder approval obtained in 2018. The remaining shares to be repurchased pursuant to this buy-back will be subject to shareholder approval at its Annual General Meeting on May 9, 2019. The total number of shares to be purchased by Genworth Australia under the program will depend on business and market conditions, the prevailing share price, market volumes and other considerations. In the first quarter of 2019, Genworth Australia repurchased approximately 12 million shares for AUD$29 million. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.1% and received $9 million in cash, $5 million of which was paid to Genworth Holdings as a dividend in the first quarter of 2019 with the remainder expected to be paid as a dividend to Genworth Holdings in the second quarter of 2019. If Genworth Australia decides to repurchase additional shares through the buy-back program, we plan to participate in order to maintain our ownership at its current level.

In April 2019, Genworth Canada announced acceptance by the Toronto Stock Exchange (“TSX”) of its Notice of Intention to Make an NCIB. Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 6, 2020, up to an aggregate of approximately 4.4 million of its issued and outstanding common shares. If Genworth Canada decides to purchase shares through the NCIB, we intend to participate in order to maintain our overall ownership at its current level.

Capital resources and financing activities

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances, and if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Our cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. During the first quarter of 2019, we fell below our targeted cash buffer by approximately $100 million mostly due to semi-annual interest payments and from the timing of certain cash payouts related to employee compensation expenses. We may move below or above our targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. We continue to evaluate our target level of liquidity as circumstances warrant. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. In the absence of the transaction with China Oceanwide, we may need to pursue asset sales to address our debt maturities in 2020 and thereafter, including potential sales of our mortgage insurance businesses in Canada and Australia. We have and would continue to evaluate options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2018 Annual Report on Form 10-K.

Contractual obligations and commercial commitments

There have been no material additions or changes to our contractual obligations as compared to the amounts disclosed within our 2018 Annual Report on Form 10-K filed on February 27, 2019. For additional details related to our commitments, see note 10 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.

Securitization Entities

There were no off-balance sheet securitization transactions during the three months ended March 31, 2019 or 2018.

New Accounting Standards

For a discussion of recently adopted accounting standards, see note 2 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. Except as disclosed below, there were no other material changes in our market risks since December 31, 2018. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions, including changes in interest rates.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income. As of March 31, 2019, the U.S. dollar weakened against the currencies in Canada and Australia compared to the balance sheet rate as of December 31, 2018. In the first quarter of 2019, the U.S. dollar strengthened against the currencies in Canada and Australia compared to their respective average rates in the first quarter of 2018. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2019

During the three months ended March 31, 2019, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See note 10 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2018 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2019.

Item 6.	Exhibits

Number	Description

2.1	Tenth Waiver and Agreement, dated as of April 29, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 29, 2019)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney (filed herewith)

Number	Description

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: May 1, 2019
	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)