Form 10-Q
period 2019-06-30
GENWORTH FINANCIAL INC
filed 2019-07-31
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

(
804
)
281-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $.001 per share	GNW	New York Stock Exchange

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
Yes

☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
of the Exchange Act).    Yes
☐
    No
☒
As of July 25, 2019,
503,465,078
shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$63,774	$59,661
Equity securities, at fair value	644	655
Commercial mortgage loans ($56 and $62 are restricted as of June 30, 2019 and December 31, 2018, respectively, related to a securitization entity)	7,019	6,749
Policy loans	2,076	1,861
Other invested assets	1,535	1,188

Total investments	75,048	70,114
Cash, cash equivalents and restricted cash	1,938	2,177
Accrued investment income	626	675
Deferred acquisition costs	2,105	3,263
Intangible assets and goodwill	244	347
Reinsurance recoverable	17,211	17,278
Other assets	564	474
Deferred tax asset	383	736
Separate account assets	6,187	5,859

Total assets	$104,306	$100,923
Liabilities and equity
Liabilities:
Future policy benefits	$39,583	$37,940
Policyholder account balances	22,673	22,968
Liability for policy and contract claims	10,677	10,379
Unearned premiums	3,488	3,546
Other liabilities	1,723	1,682
Non-recourse funding obligations	311	311
Long-term borrowings	4,044	4,025
Deferred tax liability	28	24
Separate account liabilities	6,187	5,859

Total liabilities	88,714	86,734

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 592 million and 589 million shares issued as of June 30, 2019 and December 31, 2018, respectively; 504 million and 501 million shares outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	11,983	11,987

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,294	585
Net unrealized gains (losses) on other-than-temporarily impaired securities	11	10

Net unrealized investment gains (losses)	1,305	595

Derivatives qualifying as hedges	1,983	1,781
Foreign currency translation and other adjustments	(275)	(332)

Total accumulated other comprehensive income (loss)	3,013	2,044
Retained earnings	1,460	1,118
Treasury stock, at cost (88 million shares as of June 30, 2019 and December 31, 2018)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,757	12,450
Noncontrolling interests	1,835	1,739

Total equity	15,592	14,189

Total liabilities and equity	$104,306	$100,923

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Premiums	$1,126	$1,136	$2,240	$2,276
Net investment income	852	828	1,681	1,632
Net investment gains (losses)	(45)	(14)	29	(45)
Policy fees and other income	223	209	410	411

Total revenues	2,156	2,159	4,360	4,274

Benefits and expenses:
Benefits and other changes in policy reserves	1,270	1,205	2,571	2,516
Interest credited	146	152	293	308
Acquisition and operating expenses, net of deferrals	247	253	498	493
Amortization of deferred acquisition costs and intangibles	95	112	186	216
Interest expense	73	77	145	153

Total benefits and expenses	1,831	1,799	3,693	3,686

Income before income taxes	325	360	667	588
Provision for income taxes	107	111	219	174

Net income	218	249	448	414
Less: net income attributable to noncontrolling interests	50	59	106	112

Net income available to Genworth Financial, Inc.’s common stockholders	$168	$190	$342	$302
Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.33	$0.38	$0.68	$0.60
Diluted	$0.33	$0.38	$0.67	$0.60
Weighted-average common shares outstanding:
Basic	503.4	500.6	502.3	500.1
Diluted	508.7	502.6	508.7	502.6
Supplemental disclosures:
Total other-than-temporary impairments	$—	$—	$—	$—
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	—	—	—
Other investments gains (losses)	(45)	(14)	29	(45)

Total net investment gains (losses)	$(45)	$(14)	$29	$(45)

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$218	$249	$448	$414
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	376	(185)	755	(526)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	(2)	1	(2)
Derivatives qualifying as hedges	133	(64)	202	(216)
Foreign currency translation and other adjustments	43	(98)	97	(185)

Total other comprehensive income (loss)	552	(349)	1,055	(929)

Total comprehensive income (loss)	770	(100)	1,503	(515)
Less: comprehensive income attributable to noncontrolling interests	81	10	192	14

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$689	$(110)	$1,311	$(529)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended June 30, 2019
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of March 31, 2019	$1	$11,989	$2,492	$1,292	$(2,700)	$13,074	$1,808	$14,882
Repurchase of subsidiary shares	—	—	—	—	—	—	(32)	(32)
Comprehensive income:
Net income	—	—	—	168	—	168	50	218
Other comprehensive income, net of taxes	—	—	521	—	—	521	31	552

Total comprehensive income	—					689	81	770
Dividends to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Stock-based compensation expense and exercises and other	—	(6)	—	—	—	(6)	3	(3)

Balances as of June 30, 2019	$1	$11,983	$3,013	$1,460	$(2,700)	$13,757	$1,835	$15,592

	Three months ended June 30, 2018
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of March 31, 2018	$1	$11,979	$2,627	$1,111	$(2,700)	$13,018	$1,844	$14,862
Repurchase of subsidiary shares	—	—	—	—	—	—	(13)	(13)
Comprehensive income (loss):
Net income	—	—	—	190	—	190	59	249
Other comprehensive loss, net of taxes	—	—	(300)	—	—	(300)	(49)	(349)

Total comprehensive income (loss)						(110)	10	(100)
Dividends to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Stock-based compensation expense and exercises and other	—	2	—	—	—	2	4	6

Balances as of June 30, 2018	$1	$11,981	$2,327	$1,301	$(2,700)	$12,910	$1,831	$14,741

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Six months ended June 30, 2019
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2018	$1	$11,987	$2,044	$1,118	$(2,700)	$12,450	$1,739	$14,189
Repurchase of subsidiary shares	—	—	—	—	—	—	(44)	(44)
Comprehensive income:
Net income	—	—	—	342	—	342	106	448
Other comprehensive income, net of taxes	—	—	969	—	—	969	86	1,055
Total comprehensive income						1,311	192	1,503
Dividends to noncontrolling interests	—	—	—	—	—	—	(53)	(53)
Stock-based compensation expense and exercises and other	—	(4)	—	—	—	(4)	1	(3)

Balances as of June 30, 2019	$1	$11,983	$3,013	$1,460	$(2,700)	$13,757	$1,835	$15,592

	Six months ended June 30, 2018
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2017	$1	$11,977	$3,027	$1,113	$(2,700)	$13,418	$1,910	$15,328
Cumulative effect of change in accounting, net of taxes	—	—	131	(114)	—	17	—	17
Repurchase of subsidiary shares	—	—	—	—	—	—	(49)	(49)
Comprehensive income (loss):
Net income	—	—	—	302	—	302	112	414
Other comprehensive loss, net of taxes	—	—	(831)	—	—	(831)	(98)	(929)

Total comprehensive income (loss)						(529)	14	(515)
Dividends to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Stock-based compensation expense and exercises and other	—	4	—	—	—	4	6	10

Balances as of June 30, 2018	$1	$11,981	$2,327	$1,301	$(2,700)	$12,910	$1,831	$14,741

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$448	$414
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(54)	(62)
Net investment (gains) losses	(29)	45
Charges assessed to policyholders	(364)	(359)
Acquisition costs deferred	(35)	(40)
Amortization of deferred acquisition costs and intangibles	186	216
Deferred income taxes	134	83
Derivative instruments and limited partnerships	22	(195)
Stock-based compensation expense	12	16
Change in certain assets and liabilities:
Accrued investment income and other assets	(290)	(89)
Insurance reserves	609	691
Current tax liabilities	27	(37)
Other liabilities, policy and contract claims and other policy-related balances	129	(122)

Net cash from operating activities	795	561

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,929	1,979
Commercial mortgage loans	285	350
Restricted commercial mortgage loans related to a securitization entity	6	16
Proceeds from sales of investments:
Fixed maturity and equity securities	2,859	1,920
Purchases and originations of investments:
Fixed maturity and equity securities	(4,681)	(4,082)
Commercial mortgage loans	(561)	(489)
Other invested assets, net	(227)	93
Policy loans, net	39	15

Net cash used by investing activities	(351)	(198)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	444	503
Withdrawals from universal life and investment contracts	(1,096)	(1,177)
Proceeds from issuance of long-term debt	77	441
Repayment and repurchase of long-term debt	(78)	(597)
Repayment of borrowings related to a securitization entity	—	(12)
Repurchase of subsidiary shares	(44)	(49)
Dividends paid to noncontrolling interests	(53)	(50)
Other, net	55	(2)

Net cash used by financing activities	(695)	(943)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	(52)

Net change in cash, cash equivalents and restricted cash	(239)	(632)
Cash, cash equivalents and restricted cash at beginning of period	2,177	2,875

Cash, cash equivalents and restricted cash at end of period	$1,938	$2,243

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
On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide Holdings Group Co., Ltd., a limited liability company incorporated in the People’s Republic of China (together with its affiliates, “China Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and a direct, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as a direct, wholly-owned subsidiary of Asia Pacific Insurance. China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash.
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
“Genworth Financial,”
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
On January 1, 2019, we adopted new accounting guidance related to shortening the amortization period of certain callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. We adopted this new accounting guidance using the modified retrospective method, which did not have a significant impact on our condensed consolidated financial statements at adoption.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On January 1, 2019, we adopted new accounting guidance related to the accounting for leases. The new guidance generally requires lessees to recognize both a right-of-use
asset and a corresponding lease liability on the balance sheet. We adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standard using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods will be subject to this new accounting guidance. The package of practical expedients was also elected upon adoption. Upon adoption we recorded a $60 million right-of-use
asset related to operating leases and a $63 million lease liability. In addition, we de-recognized
accrued rent expense of $3 million recorded under the previous accounting guidance. The right-of-use
asset and the lease liability are included in other assets and other liabilities, respectively, but did not have a material impact on our condensed consolidated balance sheet as of June 30, 2019. The initial measurement of our right-of-use
asset had no significant initial direct costs, prepaid lease payments or lease incentives; therefore, a cumulative-effect adjustment was not recorded to the opening retained earnings balance as a result of the change in accounting principle.
Our leased assets are predominantly classified as operating leases and consist of office space in 15 locations primarily in the United States, Canada and Australia. Lease payments included in the calculation of our lease liability include fixed amounts contained within each rental agreement and variable lease payments that are based upon an index or rate. We have elected to combine lease and non-lease
components, as permitted under this new accounting guidance, and as a result, non-lease
components are included in the calculation of our lease liability as opposed to being separated and accounted for as consideration under the new revenue recognition standard. Our remaining lease terms ranged from less than 1 year to 13 years and had a weighted-average remaining lease term of 7.3 years as of June 30, 2019. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 6.23% as of June 30, 2019.
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
The FASB plans to propose delaying the effective date to January 1, 2022.
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
In August 2018, the FASB issued new accounting guidance related to fair value disclosure requirements as part of its disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for fair value measurements. The guidance includes new disclosure requirements related to the change in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is currently effective for us on January 1, 2020 using the prospective method for certain disclosures and the retrospective method for all other disclosures. Early adoption of either the entire standard or only the provisions that eliminate or modify the requirements is permitted. While we are still evaluating the full impact, at this time we do not expect a significant impact from this guidance on our condensed consolidated financial statements and we are in process of evaluating the impact to our disclosures.
In June 2016, the FASB issued new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires that entities recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value, which would primarily include our commercial mortgage loans and reinsurance recoverables. The new guidance retains most of the existing impairment guidance for available-for-sale debt securities but amends the presentation of credit losses to be presented as an allowance as opposed to a write-down and permits the reversal of credit losses when reassessing changes in the credit losses each reporting period. The FASB also issued an amendment to the guidance allowing entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible instruments, which we are in the process of evaluating for certain portfolios. The new guidance is currently effective for us on January 1, 2020, with early adoption permitted beginning January 1, 2019. Upon adoption, the modified retrospective method will be used and a cumulative effect adjustment will be recorded to retained earnings. We have performed a gap analysis, developed a detailed implementation plan, identified model inputs and are in process of establishing policies, systems and controls that will be necessary to implement this new accounting guidance. While we are still in process of evaluating the impact the guidance may have on our condensed consolidated financial statements, the extent of the impact may vary and will depend on, among other things,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

economic conditions and the composition and credit quality of our investments and reinsurance recoverables as of the date of adoption.
(3) Earnings Per Share
Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2019	2018	2019	2018
Weighted-average shares used in basic earnings per share calculations	503.4	500.6	502.3	500.1
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	5.3	2.0	6.4	2.5

Weighted-average shares used in diluted earnings per share calculations	508.7	502.6	508.7	502.6

Net income:
Net income	$218	$249	$448	$414
Less: net income attributable to noncontrolling interests	50	59	106	112

Net income available to Genworth Financial, Inc.’s common stockholders	$168	$190	$342	$302

Basic earnings per share:
Net income	$0.44	$0.50	$0.89	$0.83
Less: net income attributable to noncontrolling interests	0.10	0.12	0.21	0.22

Net income available to Genworth Financial, Inc.’s common stockholders (1)	$0.33	$0.38	$0.68	$0.60

Diluted earnings per share:
Net income	$0.43	$0.50	$0.88	$0.82
Less: net income attributable to noncontrolling interests	0.10	0.12	0.21	0.22

Net income available to Genworth Financial, Inc.’s common stockholders	$0.33	$0.38	$0.67	$0.60

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Fixed maturity securities—taxable	$665	$651	$1,308	$1,286
Fixed maturity securities—non-taxable	2	3	4	6
Equity securities	10	10	19	20
Commercial mortgage loans	84	77	165	159
Restricted commercial mortgage loans related to a securitization entity	1	2	2	4
Policy loans	45	41	91	84
Other invested assets	59	53	118	92
Cash, cash equivalents, restricted cash and short-term investments	11	14	23	26

Gross investment income before expenses and fees	877	851	1,730	1,677
Expenses and fees	(25)	(23)	(49)	(45)

Net investment income	$852	$828	$1,681	$1,632

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Available-for-sale fixed maturity securities:
Realized gains	$5	$13	$86	$20
Realized losses	(6)	(21)	(28)	(37)

Net realized gains (losses) on available-for-sale fixed maturity securities	(1)	(8)	58	(17)

Impairments:
Total other-than-temporary impairments	—	—	—	—
Portion of other-than-temporary impairments included inother comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	—	—	—

Net realized gains (losses) on equity securities sold	—	8	3	10
Net unrealized gains (losses) on equity securities still held	(12)	3	(4)	(15)
Limited partnerships	(11)	(2)	4	5
Commercial mortgage loans	1	—	—	—
Derivative instruments (1)	(22)	(15)	(32)	(28)

Net investment gains (losses)	$(45)	$(14)	$29	$(45)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended June 30, 2019 and 2018 was $423 million and $640 million, respectively, which was approximately 98% and 97%, respectively, of book value. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2019 and 2018 was $1,185 million and $1,259 million, respectively, which was approximately 97% of book value for both periods.
The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (“OCI”) as of and for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Beginning balance	$23	$28	$24	$32
Reductions:
Securities sold, paid down or disposed	—	(3)	(1)	(7)

Ending balance	$23	$25	$23	$25

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2019	December 31, 2018
Net unrealized gains (losses) on fixed maturity securities (1)	$5,673	$1,775
Adjustments to deferred acquisition costs, present value of future profits, salesinducements and benefit reserves	(3,879)	(952)
Income taxes, net	(405)	(190)

Net unrealized investment gains (losses)	1,389	633
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	84	38

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,305	$595

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2019	2018
Beginning balance	$943	$917
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	1,957	(905)
Adjustment to deferred acquisition costs	(52)	467
Adjustment to present value of future profits	(2)	20
Adjustment to sales inducements	(12)	9
Adjustment to benefit reserves	(1,412)	162
Provision for income taxes	(104)	54

Change in unrealized gains (losses) on investment securities	375	(193)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(1) and $(2)	1	6

Change in net unrealized investment gains (losses)	376	(187)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	14	(6)

Ending balance	$1,305	$736

	As of or for the six months ended June 30,
(Amounts in millions)	2019	2018
Beginning balance	$595	$1,085
Cumulative effect of changes in accounting:
Stranded tax effects	—	189
Recognition and measurement of financial assets and liabilities, net of taxes of $— and $18	—	(25)

Total cumulative effect of changes in accounting	—	164

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	3,956	(2,586)
Adjustment to deferred acquisition costs	(1,041)	909
Adjustment to present value of future profits	(55)	56
Adjustment to sales inducements	(31)	29
Adjustment to benefit reserves	(1,800)	902
Provision for income taxes	(227)	149

Change in unrealized gains (losses) on investment securities	802	(541)
Reclassification adjustments to net investment (gains) losses, net of taxes of $12 and $(3)	(46)	13

Change in net unrealized investment gains (losses)	756	(528)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	46	(15)

Ending balance	$1,305	$736

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

(d) Fixed Maturity Securities
As of June 30, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$4,151	$837	$—	$(1)	$—	$4,987
State and political subdivisions	2,319	317	—	—	—	2,636
Non-U.S. government	2,496	155	—	(2)	—	2,649
U.S. corporate:
Utilities	4,327	565	—	(13)	—	4,879
Energy	2,468	255	—	(10)	—	2,713
Finance and insurance	6,974	633	—	(10)	—	7,597
Consumer—non-cyclical	4,954	616	—	(18)	—	5,552
Technology and communications	2,893	269	—	(6)	—	3,156
Industrial	1,242	98	—	(4)	—	1,336
Capital goods	2,323	303	—	(6)	—	2,620
Consumer—cyclical	1,619	127	—	(5)	—	1,741
Transportation	1,263	152	—	(4)	—	1,411
Other	356	40	—	—	—	396

Total U.S. corporate	28,419	3,058	—	(76)	—	31,401

Non-U.S. corporate:
Utilities	1,114	54	—	(3)	—	1,165
Energy	1,349	168	—	(1)	—	1,516
Finance and insurance	2,438	191	—	(1)	—	2,628
Consumer—non-cyclical	674	40	—	(4)	—	710
Technology and communications	1,179	94	—	—	—	1,273
Industrial	936	81	—	—	—	1,017
Capital goods	663	33	—	(1)	—	695
Consumer—cyclical	542	16	—	(1)	—	557
Transportation	761	82	—	(2)	—	841
Other	2,061	186	—	(2)	—	2,245

Total non-U.S. corporate	11,717	945	—	(15)	—	12,647

Residential mortgage-backed	2,511	215	14	(2)	—	2,738
Commercial mortgage-backed	2,882	121	—	(14)	—	2,989
Other asset-backed	3,699	38	—	(10)	—	3,727

Total available-for-sale fixed maturity securities	$58,194	$5,686	$14	$(120)	$—	$63,774

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of June 30, 2019:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agenciesand government-sponsored enterprises	$—	$—	—	$51	$(1)	9	$51	$(1)	9
Non-U.S. government	—	—	—	198	(2)	14	198	(2)	14
U.S. corporate	372	(15)	33	1,907	(61)	256	2,279	(76)	289
Non-U.S. corporate	34	(2)	5	526	(13)	82	560	(15)	87
Residential mortgage-backed	—	—	—	166	(2)	39	166	(2)	39
Commercial mortgage-backed	—	—	—	399	(14)	53	399	(14)	53
Other asset-backed	832	(5)	160	425	(5)	101	1,257	(10)	261

Total for fixed maturity securities inan unrealized loss position	$1,238	$(22)	198	$3,672	$(98)	554	$4,910	$(120)	752

% Below cost:
<20% Below cost	$1,238	$(22)	198	$3,647	$(88)	549	$4,885	$(110)	747
20%-50% Below cost	—	—	—	22	(7)	3	22	(7)	3
>50% Below cost	—	—	—	3	(3)	2	3	(3)	2
Total for fixed maturity securities inan unrealized loss position	$1,238	$(22)	198	$3,672	$(98)	554	$4,910	$(120)	752

Investment grade	$1,096	$(11)	185	$3,463	$(83)	524	$4,559	$(94)	709
Below investment grade	142	(11)	13	209	(15)	30	351	(26)	43

Total for fixed maturity securities inan unrealized loss position	$1,238	$(22)	198	$3,672	$(98)	554	$4,910	$(120)	752

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of June 30, 2019:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$46	$(4)	4	$326	$(9)	50	$372	$(13)	54
Energy	60	(2)	11	143	(8)	17	203	(10)	28
Finance and insurance	—	—	—	343	(10)	46	343	(10)	46
Consumer—non-cyclical	93	(7)	12	383	(11)	49	476	(18)	61
Technology andcommunications	173	(2)	6	198	(4)	22	371	(6)	28
Industrial	—	—	—	94	(4)	14	94	(4)	14
Capital goods	—	—	—	128	(6)	18	128	(6)	18
Consumer—cyclical	—	—	—	175	(5)	24	175	(5)	24
Transportation	—	—	—	117	(4)	16	117	(4)	16

Subtotal, U.S. corporate securities	372	(15)	33	1,907	(61)	256	2,279	(76)	289

Non-U.S. corporate:
Utilities	21	(1)	3	103	(2)	13	124	(3)	16
Energy	13	(1)	2	—	—	—	13	(1)	2
Finance and insurance	—	—	—	113	(1)	23	113	(1)	23
Consumer—non-cyclical	—	—	—	72	(4)	10	72	(4)	10
Capital goods	—	—	—	44	(1)	5	44	(1)	5
Consumer—cyclical	—	—	—	64	(1)	10	64	(1)	10
Transportation	—	—	—	51	(2)	8	51	(2)	8
Other	—	—	—	79	(2)	13	79	(2)	13

Subtotal, non-U.S. corporate securities	34	(2)	5	526	(13)	82	560	(15)	87

Total for corporate securities in anunrealized loss position	$406	$(17)	38	$2,433	$(74)	338	$2,839	$(91)	376

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2018:

	Less than 12 months			12 months or more			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	unrealized	of	Fair	unrealized	of	Fair	unrealized	of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
Fixed maturity securities:
U.S. government, agenciesand government-sponsored enterprises	$545	$(8)	17	$161	$(9)	26	$706	$(17)	43
State and political subdivisions	371	(10)	63	233	(12)	57	604	(22)	120
Non-U.S. government	261	(7)	51	508	(17)	35	769	(24)	86
U.S. corporate	9,975	(472)	1,342	2,449	(210)	365	12,424	(682)	1,707
Non-U.S. corporate	4,172	(150)	614	1,274	(74)	209	5,446	(224)	823
Residential mortgage-backed	363	(6)	57	579	(11)	96	942	(17)	153
Commercial mortgage-backed	758	(19)	115	870	(62)	130	1,628	(81)	245
Other asset-backed	1,597	(23)	326	604	(6)	137	2,201	(29)	463

Total for fixed maturity securities in an unrealized loss position	$18,042	$(695)	2,585	$6,678	$(401)	1,055	$24,720	$(1,096)	3,640

% Below cost:
<20% Below cost	$18,008	$(685)	2,581	$6,624	$(383)	1,045	$24,632	$(1,068)	3,626
20%-50% Below cost	34	(10)	4	54	(18)	10	88	(28)	14

Total for fixed maturity securities in an unrealized loss position	$18,042	$(695)	2,585	$6,678	$(401)	1,055	$24,720	$(1,096)	3,640

Investment grade	$16,726	$(615)	2,393	$6,508	$(379)	1,024	$23,234	$(994)	3,417
Below investment grade	1,316	(80)	192	170	(22)	31	1,486	(102)	223

Total for fixed maturity securities in an unrealized loss position	$18,042	$(695)	2,585	$6,678	$(401)	1,055	$24,720	$(1,096)	3,640

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2018:

	Less than 12 months			12 months or more			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	unrealized	of	Fair	unrealized	of	Fair	unrealized	of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
U.S. corporate:
Utilities	$1,246	$(61)	173	$343	$(34)	60	$1,589	$(95)	233
Energy	944	(47)	135	152	(17)	23	1,096	(64)	158
Finance and insurance	2,393	(92)	326	688	(40)	95	3,081	(132)	421
Consumer—non-cyclical	1,826	(101)	203	389	(36)	55	2,215	(137)	258
Technology andcommunications	1,135	(51)	152	263	(27)	34	1,398	(78)	186
Industrial	506	(27)	63	74	(6)	13	580	(33)	76
Capital goods	704	(31)	103	184	(20)	27	888	(51)	130
Consumer—cyclical	738	(35)	123	162	(13)	26	900	(48)	149
Transportation	435	(25)	60	179	(16)	31	614	(41)	91
Other	48	(2)	4	15	(1)	1	63	(3)	5

Subtotal, U.S. corporate securities	9,975	(472)	1,342	2,449	(210)	365	12,424	(682)	1,707

Non-U.S. corporate:
Utilities	404	(19)	58	173	(13)	24	577	(32)	82
Energy	439	(15)	64	136	(8)	20	575	(23)	84
Finance and insurance	899	(25)	151	294	(15)	52	1,193	(40)	203
Consumer—non-cyclical	377	(16)	51	102	(9)	14	479	(25)	65
Technology andcommunications	611	(24)	75	50	(2)	12	661	(26)	87
Industrial	275	(11)	48	72	(6)	8	347	(17)	56
Capital goods	226	(7)	27	69	(3)	13	295	(10)	40
Consumer—cyclical	268	(11)	42	117	(2)	19	385	(13)	61
Transportation	232	(7)	27	67	(8)	11	299	(15)	38
Other	441	(15)	71	194	(8)	36	635	(23)	107

Subtotal, non-U.S. corporate securities	4,172	(150)	614	1,274	(74)	209	5,446	(224)	823

Total for corporate securities in anunrealized loss position	$14,147	$(622)	1,956	$3,723	$(284)	574	$17,870	$(906)	2,530

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2019 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	cost or	Fair
(Amounts in millions)	cost	value
Due one year or less	$1,957	$1,973
Due after one year through five years	11,198	11,602
Due after five years through ten years	12,300	13,197
Due after ten years	23,647	27,548

Subtotal	49,102	54,320
Residential mortgage-backed	2,511	2,738
Commercial mortgage-backed	2,882	2,989
Other asset-backed	3,699	3,727
Total	$58,194	$63,774

As of June 30, 2019, securities issued by finance and insurance, consumer—non-cyclical,
 utilities and technology and communications
industry groups represented approximately
23
%,
14
%, 14% and
10
%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than
10
% of our investment portfolio.
As of June 30, 2019, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
(e) Commercial Mortgage Loans
Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of principal payments, amortization and allowance for credit losses.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2019		December 31, 2018
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Property type:
Retail	$2,581	37%	$2,463	37%
Industrial	1,699	24	1,659	25
Office	1,656	24	1,548	23
Apartments	525	7	495	7
Mixed use	247	4	254	4
Other	270	4	281	4

Subtotal	6,978	100%	6,700	100%

Unamortized balance of loan origination fees and costs	(4)		(4)
Allowance for credit losses	(11)		(9)

Total	$6,963		$6,687

	June 30, 2019		December 31, 2018
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Geographic region:
South Atlantic	$1,747	25%	$1,709	26%
Pacific	1,701	24	1,684	25
Middle Atlantic	1,000	14	950	14
Mountain	717	10	667	10
West North Central	490	7	470	7
East North Central	457	7	405	6
West South Central	387	6	364	6
New England	261	4	228	3
East South Central	218	3	223	3

Subtotal	6,978	100%	6,700	100%

Unamortized balance of loan origination fees and costs	(4)		(4)
Allowance for credit losses	(11)		(9)

Total	$6,963		$6,687

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	June 30, 2019
			Greater than
	31 - 60 days	61 - 90 days	90 days past	Total
(Amounts in millions)	past due	past due	due	past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,581	$2,581
Industrial	—	—	—	—	1,699	1,699
Office	—	—	—	—	1,656	1,656
Apartments	—	—	—	—	525	525
Mixed use	—	—	—	—	247	247
Other	—	—	—	—	270	270

Total recorded investment	$—	$—	$—	$—	$6,978	$6,978
% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2018
			Greater than
	31 - 60 days	61 - 90 days	90 days past	Total
(Amounts in millions)	past due	past due	due	past due	Current	Total
Property type:
Retail	$3	$—	$—	$3	$2,460	$2,463
Industrial	—	—	—	—	1,659	1,659
Office	—	—	3	3	1,545	1,548
Apartments	—	—	—	—	495	495
Mixed use	—	—	—	—	254	254
Other	—	—	—	—	281	281

Total recorded investment	$3	$—	$3	$6	$6,694	$6,700

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of June 30, 2019 and December 31, 2018, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual
status as of June 30, 2019 and December 31, 2018.
We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of June 30, 2019, none of our commercial mortgage loans were greater than 90 days past due. As of December 31, 2018, our commercial mortgage loans greater than 90 days past due included one impaired loan with a carrying value of $3 million. This loan was modified and the modification was considered to be a troubled debt restructuring. As part of this troubled debt restructuring, we forgave default interest, penalties and fees, and modified the original contractual interest rate but we did not forgive the outstanding principal amount owed by the borrower.
During the six months ended June 30, 2019 and the year ended December 31, 2018, we also modified or extended one and two commercial mortgage loans, respectively, with a total carrying value of $11 million and $12 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness of the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2019	2018	2019	2018
Allowance for credit losses:
Beginning balance	$10	$9	$9	$9
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	1	—	2	—

Ending balance	$11	$9	$11	$9

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$11	$9	$11	$9

Recorded investment:
Ending balance	$6,978	$6,492	$6,978	$6,492

Ending balance of individually impaired loans	$—	$6	$—	$6

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,978	$6,486	$6,978	$6,486

As of June 30, 2019
, we had no individually impaired loans. As of
December 31, 2018, we had one individually impaired loan within the office property type with a recorded investment and unpaid principal balance of $3 million and as of June 30, 2018, this individually impaired loan had a recorded investment and unpaid principal balance of $6 million.
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

	June 30, 2019
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$882	$534	$1,152	$13	$—	$2,581
Industrial	732	284	674	7	2	1,699
Office	587	378	691	—	—	1,656
Apartments	200	97	223	5	—	525
Mixed use	102	43	102	—	—	247
Other	47	63	160	—	—	270

Total recorded investment	$2,550	$1,399	$3,002	$25	$2	$6,978

% of total	37%	20%	43%	—%	—%	100%

Weighted-average debt service coverage ratio	2.39	1.84	1.57	1.34	0.88	1.92

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2019
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$33	$147	$604	$1,238	$559	$2,581
Industrial	22	68	254	711	644	1,699
Office	51	47	213	833	512	1,656
Apartments	4	24	107	196	194	525
Mixed use	3	18	52	79	95	247
Other	12	132	52	40	34	270

Total recorded investment	$125	$436	$1,282	$3,097	$2,038	$6,978

% of total	2%	6%	18%	45%	29%	100%

Weighted-average loan-to-value	55%	61%	64%	59%	42%	55%

	December 31, 2018
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$43	$157	$448	$1,234	$581	$2,463
Industrial	22	75	233	653	676	1,659
Office	57	56	156	765	514	1,548
Apartments	4	24	104	168	195	495
Mixed use	3	19	51	80	101	254
Other	13	134	50	50	34	281

Total recorded investment	$142	$465	$1,042	$2,950	$2,101	$6,700

% of total	2%	7%	16%	44%	31%	100%

Weighted-average loan-to-value	57%	61%	62%	59%	42%	54%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

I
nvestments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of June
30
,
2019
and December
31
,
2018
, the total carrying value of these investments was $
489
 million and $
394
 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	June 30, 2019	December 31, 2018	Balance sheet classification	June 30, 2019	December 31, 2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$144	$42	Other liabilities	$10	$102
Foreign currency swaps	Other invested assets	5	6	Other liabilities	1	—

Total cash flow hedges		149	48		11	102

Total derivatives designated as hedges		149	48		11	102

Derivatives not designated as hedges
Interest rate swaps in aforeign currency	Other invested assets	35	74	Other liabilities	—	—
Interest rate caps and floors	Other invested assets	16	7	Other liabilities	—	—
Foreign currency swaps	Other invested assets	1	—	Other liabilities	7	23
Equity index options	Other invested assets	65	39	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	—	Other liabilities	—	1
Other foreign currency contracts	Other invested assets	14	10	Other liabilities	25	42
GMWB embeddedderivatives	Reinsurance recoverable (1)	20	20	Policyholder account balances (2)	325	337
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	438	389
Indexed universal lifeembedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	15	12

Total derivatives not designated as hedges		151	150		810	804

Total derivatives		$300	$198		$821	$906

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.

(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, fixed index annuity embedded derivatives and indexed universal life embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 201 8	Additions	Maturities/ terminations		June 30, 2019
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,924	$469	$	(1,338)	$9,055
Foreign currency swaps	Notional	80	52		(22)	110

Total cash flow hedges		10,004	521		(1,360)	9,165

Total derivatives designated as hedges		10,004	521		(1,360)	9,165

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—		—	4,674
Interest rate swaps in a foreign currency	Notional	2,565	187		(77)	2,675
Interest rate caps and floors	Notional	2,624	160		(66)	2,718
Foreign currency swaps	Notional	453	—		(2)	451
Equity index options	Notional	2,628	939		(1,035)	2,532
Financial futures	Notional	1,415	3,029		(3,217)	1,227
Equity return swaps	Notional	17	2		(2)	17
Other foreign currency contracts	Notional	1,080	2,925		(2,704)	1,301

Total derivatives not designated as hedges		15,456	7,242		(7,103)	15,595

Total derivatives		$25,460	$7,763	$	(8,463)	$24,760

(Number of policies)	Measurement	December 31, 2018	Additions	Maturities/ terminations		June 30, 2019
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	27,886	—		(1,139)	26,747
Fixed index annuity embedded derivatives	Policies	16,464	—		(410)	16,054
Indexed universal life embedded derivatives	Policies	929	—		(21)	908

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the
pre-tax
income effects of cash flow hedges for the three months ended June 30, 2019:

		Gain (loss) reclassified into	Classification of gain (loss)	Gain (loss)	Classification of gain (loss)
	Gain (loss)	net income	reclassified into	recognized in	recognized in net
(Amounts in millions)	recognized in OCI	from OCI	net income	net income	income
Interest rate swaps hedging assets	$216	$42	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	(4)	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(20)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	2	(1)	Net investment income	—	Net investment gains (losses)

Total	$198	$37		$—

The following table provides information about the
pre-tax
income effects of cash flow hedges for the three months ended June 30, 2018:

		Gain (loss) reclassified into	Classification of gain (loss)	Gain (loss)	Classification of gain (loss)
	Gain (loss)	net income	reclassified into	recognized in	recognized in net
(Amounts in millions)	recognized in OCI	from OCI	net income	net income	income
Interest rate swaps hedging assets	$(54)	$39	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	5	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	1	—	Net investment income	—	Net investment gains (losses)

Total	$(48)	$39		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the six months ended June 30, 2019:

		Gain (loss) reclassified into	Classification of gain (loss)	Gain (loss)	Classification of gain (loss)
	Gain (loss)	net income	reclassified into	recognized in	recognized in
(Amounts in millions)	recognized in OCI	from OCI	net income	net income	net income
Interest rate swaps hedging assets	$353	$80	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(32)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	(1)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	—	Net investment gains (losses)	2	Net investment gains (losses)

Total	$320	$81		$2

The following table provides information about the
pre-tax
income effects of cash flow hedges for the six months ended June 30, 2018:

		Gain (loss) reclassified into	Classification of gain (loss)	Gain (loss)	Classification of gain (loss)
	Gain (loss)	net income	reclassified into	recognized in	recognized in
(Amounts in millions)	recognized in OCI	from OCI	net income	net income	net income
Interest rate swaps hedging assets	$(227)	$74	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	22	—	Interest expense	—	Net investment gains (losses)

Total	$(205)	$79		$—

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2019	2018
Derivatives qualifying as effective accounting hedges as of April 1	$1,850	$1,927
Current period increases (decreases) in fair value, net of deferred taxes of $(41) and $9	157	(39)
Reclassification to net (income), net of deferred taxes of $13 and $14	(24)	(25)

Derivatives qualifying as effective accounting hedges as of June 30	$1,983	$1,863

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Six months ended June 30,
(Amounts in millions)	2019	2018
Derivatives qualifying as effective accounting hedges as of January 1	$1,781	$2,065
Cumulative effect of changes in accounting:
Stranded tax effects	—	12
Changes to the hedge accounting model, net of deferred taxes of $— and $(1)	—	2

Total cumulative effect of changes in accounting	—	14

Current period increases (decreases) in fair value, net of deferred taxes of $(66) and $43	254	(165)
Reclassification to net (income), net of deferred taxes of $29 and $28	(52)	(51)

Derivatives qualifying as effective accounting hedges as of June 30	$1,983	$1,863

The total of derivatives designated as cash flow hedges of $1,983 million, net of taxes, recorded in stockholders’ equity as of June 30, 2019 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $112 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the six months ended June 30, 2019 and 2018, we reclassified net gains of $2 million and $5 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.
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

	Three months ended June 30,		Classification of gain (loss) recognized
(Amounts in millions)	2019	2018	in net income
Interest rate swaps	$(3)	$(2)	Net investment gains (losses)
Interest rate swaps in a foreign currency	(6)	—	Net investment gains (losses)
Interest rate caps and floors	3	—	Net investment gains (losses)
Foreign currency swaps	6	(10)	Net investment gains (losses)
Equity index options	10	8	Net investment gains (losses)
Financial futures	17	(13)	Net investment gains (losses)
Equity return swaps	1	1	Net investment gains (losses)
Other foreign currency contracts	(3)	1	Net investment gains (losses)
GMWB embedded derivatives	(22)	13	Net investment gains (losses)
Fixed index annuity embedded derivatives	(20)	(15)	Net investment gains (losses)
Indexed universal life embedded derivatives	(1)	2	Net investment gains (losses)

Total derivatives not designated as hedges	$(18)	$(15)

	Six months ended June 30,		Classification of gain (loss) recognized
(Amounts in millions)	2019	2018	in net income
Interest rate swaps	$(4)	$(3)	Net investment gains (losses)
Interest rate swaps in a foreign currency	(29)	—	Net investment gains (losses)
Interest rate caps and floors	9	—	Net investment gains (losses)
Foreign currency swaps	16	(18)	Net investment gains (losses)
Equity index options	27	(7)	Net investment gains (losses)
Financial futures	(27)	(37)	Net investment gains (losses)
Equity return swaps	1	(4)	Net investment gains (losses)
Other foreign currency contracts	6	9	Net investment gains (losses)
GMWB embedded derivatives	23	27	Net investment gains (losses)
Fixed index annuity embedded derivatives	(58)	(7)	Net investment gains (losses)
Indexed universal life embedded derivatives	—	7	Net investment gains (losses)

Total derivatives not designated as hedges	$(36)	$(33)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2019			December 31, 2018
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$287	$44	$243	$185	$169	$16
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	287	44	243	185	169	16
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(35)	(35)	—	(66)	(66)	—
Collateral received	(77)	—	(77)	(84)	—	(84)
Collateral pledged	—	(327)	327	—	(536)	536
Over collateralization	—	318	(318)	10	433	(423)

Net amount	$175	$—	$175	$45	$—	$45

(1)	Included $7 million and $6 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of June 30, 2019 and December 31, 2018, respectively.

(2)	Included $1 million of accruals on derivatives included in other liabilities as of June 30, 2019 and does not include amounts related to embedded derivatives as of June 30, 2019 and December 31, 2018.

(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2019
	Notional	Carrying	Fair value
(Amounts in millions)	amount	amount	Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans	(1)	$6,963	$7,241	$—	$—	$7,241
Restricted commercial mortgage loans	(1)	56	61	—	—	61
Other invested assets:
Bank loan investments	(1)	337	336	—	—	336
Liabilities:
Long-term borrowings	(1)	4,044	3,622	—	3,480	142
Non-recourse funding obligations	(1)	311	215	—	—	215
Investment contracts	(1)	12,364	13,194	—	—	13,194
Other firm commitments:
Commitments to fund limited partnerships	903	—	—	—	—	—
Commitments to fund bank loan investments	52	—	—	—	—	—
Ordinary course of business lending commitments	188	—	—	—	—	—

	December 31, 2018
	Notional		Carrying	Fair value
(Amounts in millions)	amount		amount	Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,687	$6,737	$—	$—	$6,737
Restricted commercial mortgage loans		(1)	62	66	—	—	66
Other invested assets:
Bank loan investments		(1)	248	248	—	—	248
Liabilities:
Long-term borrowings		(1)	4,025	3,577	—	3,434	143
Non-recourse funding obligations		(1)	311	215	—	—	215
Investment contracts		(1)	13,105	13,052	—	—	13,052
Other firm commitments:
Commitments to fund limited partnerships	539		—	—	—	—	—
Commitments to fund bank loan investments	33		—	—	—	—	—
Ordinary course of business lending commitments	73		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. To evaluate the reasonableness of the internal model, we review a sample of private fixed maturity securities each month. In that review we compare the modeled prices to the prices of similar public securities in conjunction with analysis on current market indicators. If a pricing variance greater than a pre-defined
threshold is noted, additional review of the price is executed to ensure accuracy. At the end of each month, all internally modeled prices are compared to the prior month prices with an evaluation of all securities with a month-over-month change greater than a pre-defined
threshold. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, increases (decreases) in credit spreads will decrease (increase) the fair value for our fixed maturity securities.
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
Fixed maturity securities
•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, approximately
91
% of our portfolio is priced using third-party pricing sources as of June 30, 2019. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by third-party pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our third-party pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2019:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$4,987	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$2,575	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$2,634	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$28,118	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models
Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$10,417	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$2,697	OAS-based models,single factor binomial models, internally priced
Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,897	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model
Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$3,492	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$15 million, $1,056 million and $599 million, respectively, as of June 30, 2019. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
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
Level 3 measurements
Fixed maturity securities
•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,806 million as of June 30, 2019.
•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $481 million as of June 30, 2019.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity securities.
The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.
GMWB embedded derivatives
We are required to bifurcate an embedded derivative for certain features associated with annuity products and related reinsurance agreements where we provide a GMWB to the policyholder and are required to record the GMWB embedded derivative at fair value. The valuation of our GMWB embedded derivative is based on an income approach that incorporates inputs such as forward interest rates, equity index volatility, equity index and fund correlation, and policyholder assumptions such as utilization, lapse and mortality. In addition to these inputs, we also consider risk and expense margins when determining the projected cash flows that would be determined by another market participant. While the risk and expense margins are considered in determining fair value, these inputs do not have a significant impact on the valuation. We determine fair value using an internal model based on the various inputs noted above. The resulting fair value measurement from the model is reviewed by actuarial, risk and finance professionals each reporting period with changes in fair value also being compared to changes in derivatives and other instruments used to mitigate changes in fair value from certain market risks, such as equity index volatility and interest rates.
For GMWB liabilities,
non-performance
risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the GMWB liabilities. As of June 30, 2019 and December 31, 2018, the impact of non-performance
risk resulted in a lower fair value of our GMWB liabilities of $64 million.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,987	$—	$4,987	$—	$—
State and political subdivisions	2,636	—	2,575	61	—
Non-U.S. government	2,649	—	2,649	—	—
U.S. corporate:
Utilities	4,879	—	4,090	789	—
Energy	2,713	—	2,591	122	—
Finance and insurance	7,597	—	6,990	607	—
Consumer—non-cyclical	5,552	—	5,463	89	—
Technology and communications	3,156	—	3,112	44	—
Industrial	1,336	—	1,296	40	—
Capital goods	2,620	—	2,522	98	—
Consumer—cyclical	1,741	—	1,556	185	—
Transportation	1,411	—	1,357	54	—
Other	396	—	197	199	—

Total U.S. corporate	31,401	—	29,174	2,227	—

Non-U.S. corporate:
Utilities	1,165	—	748	417	—
Energy	1,516	—	1,275	241	—
Finance and insurance	2,628	—	2,449	179	—
Consumer—non-cyclical	710	—	642	68	—
Technology and communications	1,273	—	1,246	27	—
Industrial	1,017	—	953	64	—
Capital goods	695	—	514	181	—
Consumer—cyclical	557	—	431	126	—
Transportation	841	—	642	199	—
Other	2,245	—	2,116	129	—

Total non-U.S. corporate	12,647	—	11,016	1,631	—

Residential mortgage-backed	2,738	—	2,697	41	—
Commercial mortgage-backed	2,989	—	2,897	92	—
Other asset-backed	3,727	—	3,492	235	—

Total fixed maturity securities	63,774	—	59,487	4,287	—

Equity securities	644	519	69	56	—

Other invested assets:
Derivative assets:
Interest rate swaps	144	—	144	—	—
Interest rate swaps in a foreign currency	35	—	35	—	—
Interest rate caps and floors	16	—	16	—	—
Foreign currency swaps	6	—	6	—	—
Equity index options	65	—	—	65	—
Other foreign currency contracts	14	—	14	—	—

Total derivative assets	280	—	215	65	—

Securities lending collateral	113	—	113	—	—
Short-term investments	273	—	273	—	—
Limited partnerships	401	—	—	—	401

Total other invested assets	1,067	—	601	65	401

Reinsurance recoverable (2)	20	—	—	20	—
Separate account assets	6,187	6,187	—	—	—

Total assets	$71,692	$6,706	$60,157	$4,428	$401

(1)	Limited partnerships that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

4
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers between levels at the beginning fair value for the reporting period in which the changes occur. Given the types of assets classified as Level 1, which primarily represent mutual fund and equity investments, we typically do not have any transfers between Level 1 and Level 2 measurement categories and did not have any such transfers during any period presented.
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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

											Total gains
		Total realized and									(losses)
	Beginning	unrealized gains								Ending	included in
	balance	(losses)								balance	net income
	as of April 1,	Included in net	Included					Transfer into	Transfer out of	as of June 30,	attributable to assets
(Amounts in millions)	2019	income	in OCI	Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)	2019	still held
Fixed maturity securities:
State and political subdivisions	$52	$1	$8	$—	$—	$—	$—	$—	$—	$61	$—
U.S. corporate:
Utilities	748	—	20	82	(13)	—	(38)	—	(10)	789	—
Energy	115	—	3	5	—	—	(1)	—	—	122	—
Finance and insurance	590	—	15	10	—	—	(8)	—	—	607	—
Consumer— non-cyclical	74	—	1	14	—	—	—	—	—	89	—
Technology and communications	52	—	3	—	—	—	—	—	(11)	44	—
Industrial	40	—	—	—	—	—	—	—	—	40	—
Capital goods	95	—	3	—	—	—	—	—	—	98	—
Consumer—cyclical	195	—	3	—	—	—	(13)	—	—	185	—
Transportation	54	—	—	—	—	—	—	—	—	54	—
Other	199	—	3	—	—	—	(3)	—	—	199	—

Total U.S. corporate	2,162	—	51	111	(13)	—	(63)	—	(21)	2,227	—

Non-U.S. corporate:
Utilities	435	—	7	—	(7)	—	(17)	—	(1)	417	—
Energy	221	—	5	15	—	—	—	—	—	241	—
Finance and insurance	182	1	7	2	—	—	(13)	—	—	179	1
Consumer— non-cyclical	67	—	1	—	—	—	—	—	—	68	—
Technology and communications	27	—	—	—	—	—	—	—	—	27	—
Industrial	63	—	1	—	—	—	—	—	—	64	—
Capital goods	173	—	3	5	—	—	—	—	—	181	—
Consumer—cyclical	125	—	2	—	—	—	(1)	—	—	126	—
Transportation	192	—	3	4	—	—	—	—	—	199	—
Other	90	—	4	35	—	—	—	—	—	129	—

Total non-U.S. corporate	1,575	1	33	61	(7)	—	(31)	—	(1)	1,631	1

Residential mortgage-backed	35	—	2	5	—	—	(1)	—	—	41	—
Commercial mortgage-backed	98	—	7	1	—	—	—	—	(14)	92	—
Other asset-backed	202	—	1	41	—	—	(28)	27	(8)	235	—

Total fixed maturity securities	4,124	2	102	219	(20)	—	(123)	27	(44)	4,287	1

Equity securities	55	—	—	2	(1)	—	—	—	—	56	—

Other invested assets:
Derivative assets:
Equity index options	60	10	—	9	—	—	(14)	—	—	65	7

Total derivative assets	60	10	—	9	—	—	(14)	—	—	65	7

Total other invested assets	60	10	—	9	—	—	(14)	—	—	65	7

Reinsurance recoverable (2)	18	2	—	—	—	—	—	—	—	20	2

Total Level 3 assets	$4,257	$14	$102	$230	$(21)	$—	$(137)	$27	$(44)	$4,428	$10

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

4
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

											Total gains
		Total realized and									(losses)
	Beginning	unrealized gains								Ending	included in
	balance	(losses)								balance	net income
	as of	Included						Transfer	Transfer	as of	attributable
(Amounts in millions)	April 1, 2018	in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	into Level 3 (1)	out of Level 3 (1)	June 30, 2018	to assets still held
Fixed maturity securities:
State and political subdivisions	$53	$—	$(1)	$—	$—	$—	$—	$—	$—	$52	$—
U.S. corporate:
Utilities	553	(1)	(7)	66	(12)	—	(2)	25	—	622	—
Energy	146	—	—	—	—	—	(1)	—	(7)	138	—
Finance and insurance	580	—	(41)	—	—	—	(74)	—	(7)	458	—
Consumer— non-cyclical	79	—	—	—	—	—	—	—	—	79	—
Technology and communications	25	—	1	4	—	—	(18)	—	—	12	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	103	—	(1)	24	—	—	—	—	(7)	119	—
Consumer—cyclical	252	—	(1)	7	(3)	—	(1)	—	—	254	—
Transportation	57	—	—	—	—	—	(1)	—	—	56	—
Other	166	—	—	—	(10)	—	(3)	—	—	153	—

Total U.S. corporate	2,000	(1)	(48)	101	(25)	—	(100)	25	(21)	1,931	—

Non-U.S. corporate:
Utilities	336	—	(4)	—	—	—	—	15	(14)	333	—
Energy	195	—	(2)	—	—	—	(18)	—	—	175	—
Finance and insurance	153	1	(3)	1	—	—	(1)	—	(1)	150	1
Consumer— non-cyclical	120	—	(1)	—	—	—	(11)	—	—	108	—
Technology and communications	28	—	1	—	—	—	(13)	—	—	16	—
Industrial	108	—	(1)	3	—	—	(5)	—	—	105	—
Capital goods	186	1	—	—	—	—	(21)	—	—	166	1
Consumer—cyclical	52	—	—	—	(1)	—	(3)	—	—	48	—
Transportation	166	—	(2)	22	—	—	—	17	—	203	—
Other	83	—	(1)	—	—	—	—	—	—	82	—

Total non-U.S. corporate	1,427	2	(13)	26	(1)	—	(72)	32	(15)	1,386	2

Residential mortgage-backed	34	—	1	17	—	—	(1)	—	(17)	34	—
Commercial mortgage-backed	6	—	—	28	—	—	—	13	(3)	44	—
Other asset-backed	172	—	(1)	6	—	—	(24)	45	(32)	166	—

Total fixed maturity securities	3,692	1	(62)	178	(26)	—	(197)	115	(88)	3,613	2

Equity securities	45	—	—	1	—	—	—	—	—	46	—

Other invested assets:
Derivative assets:
Equity index options	60	8	—	15	—	—	(13)	—	—	70	8

Total derivative assets	60	8	—	15	—	—	(13)	—	—	70	8

Total other invested assets	60	8	—	15	—	—	(13)	—	—	70	8

Reinsurance recoverable (2)	13	(1)	—	—	—	—	—	—	—	12	(1)

Total Level 3 assets	$3,810	$8	$(62)	$194	$(26)	$—	$(210)	$115	$(88)	$3,741	$9

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

											Total gains
		Total realized and									(losses)
	Beginning	unrealized gains								Ending	included in
	balance	(losses)								balance	net income
	as of	Included						Transfer	Transfer	as of	attributable
	January 1,	in net	Included					into	out of	June 30,	to assets
(Amounts in millions)	2019	income	in OCI	Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)	2019	still held
Fixed maturity securities:
State and political subdivisions	$51	$2	$8	$—	$—	$—	$—	$—	$—	$61	$1
U.S. corporate:
Utilities	643	—	42	96	(14)	—	(40)	72	(10)	789	—
Energy	121	—	7	5	—	—	(11)	—	—	122	—
Finance and insurance	534	—	38	40	—	—	(12)	7	—	607	—
Consumer—non-cyclical	73	—	3	14	—	—	(10)	9	—	89	—
Technology and communications	50	—	5	—	—	—	—	—	(11)	44	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	92	—	6	—	—	—	—	—	—	98	—
Consumer—cyclical	211	—	10	—	(13)	—	(14)	—	(9)	185	—
Transportation	57	—	1	4	—	—	(8)	—	—	54	—
Other	178	—	6	22	—	—	(15)	8	—	199	—

Total U.S. corporate	1,998	—	119	181	(27)	—	(110)	96	(30)	2,227	—

Non-U.S. corporate:
Utilities	404	—	23	30	(7)	—	(17)	—	(16)	417	—
Energy	217	—	12	16	—	—	(4)	—	—	241	—
Finance and insurance	171	2	18	7	—	—	(13)	—	(6)	179	2
Consumer—non-cyclical	106	2	4	—	—	—	(44)	—	—	68	—
Technology and communications	26	—	1	—	—	—	—	—	—	27	—
Industrial	61	—	3	—	—	—	—	—	—	64	—
Capital goods	173	—	9	10	—	—	(11)	—	—	181	—
Consumer—cyclical	122	—	8	—	—	—	(4)	—	—	126	—
Transportation	171	—	9	19	—	—	—	—	—	199	—
Other	81	—	8	35	—	—	(1)	6	—	129	—

Total non-U.S. corporate	1,532	4	95	117	(7)	—	(94)	6	(22)	1,631	2

Residential mortgage-backed	35	—	2	5	—	—	(1)	—	—	41	—
Commercial mortgage-backed	95	—	9	2	—	—	—	—	(14)	92	—
Other asset-backed	165	—	2	95	—	—	(41)	28	(14)	235	—

Total fixed maturity securities	3,876	6	235	400	(34)	—	(246)	130	(80)	4,287	3

Equity securities	58	—	—	2	(4)	—	—	—	—	56	—

Other invested assets:
Derivative assets:
Equity index options	39	27	—	21	—	—	(22)	—	—	65	11

Total derivative assets	39	27	—	21	—	—	(22)	—	—	65	11

Total other invested assets	39	27	—	21	—	—	(22)	—	—	65	11

Reinsurance recoverable (2)	20	(1)	—	—	—	1	—	—	—	20	(1)

Total Level 3 assets	$3,993	$32	$235	$423	$(38)	$1	$(268)	$130	$(80)	$4,428	$13

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

											Total gains
		Total realized and									(losses)
	Beginning	unrealized gains								Ending	included in
	balance	(losses)								balance	net income
	as of	Included						Transfer	Transfer	as of	attributable
	January 1,	in net	Included					into	out of	June 30,	to assets
(Amounts in millions)	2018	income	in OCI	Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)	2018	still held
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$(1)	$—	$—	$—	$—
State and political subdivisions	37	1	(4)	—	—	—	—	18	—	52	1
U.S. corporate:
Utilities	574	(1)	(25)	69	(12)	—	(4)	25	(4)	622	—
Energy	147	—	(5)	22	—	—	(19)	—	(7)	138	—
Finance and insurance	626	1	(67)	26	—	—	(110)	—	(18)	458	1
Consumer—non-cyclical	81	—	(2)	—	—	—	—	—	—	79	—
Technology and communications	73	—	(5)	4	—	—	(60)	—	—	12	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	121	—	(9)	24	—	—	(10)	—	(7)	119	—
Consumer—cyclical	262	—	(10)	17	(3)	—	(12)	—	—	254	—
Transportation	60	—	(1)	—	—	—	(3)	—	—	56	—
Other	169	—	(1)	—	(10)	—	(5)	—	—	153	—

Total U.S. corporate	2,152	—	(124)	162	(25)	—	(223)	25	(36)	1,931	1

Non-U.S. corporate:
Utilities	343	—	(13)	22	—	—	(20)	15	(14)	333	—
Energy	176	—	(6)	23	—	—	(18)	—	—	175	—
Finance and insurance	161	2	(11)	1	—	—	(2)	—	(1)	150	2
Consumer—non-cyclical	124	—	(4)	—	—	—	(12)	—	—	108	—
Technology and communications	29	—	—	—	—	—	(13)	—	—	16	—
Industrial	116	—	(4)	3	—	—	(10)	—	—	105	—
Capital goods	191	1	(5)	—	—	—	(21)	—	—	166	1
Consumer—cyclical	54	—	(2)	—	(1)	—	(3)	—	—	48	—
Transportation	170	—	(6)	22	—	—	—	17	—	203	—
Other	52	—	(3)	33	—	—	—	—	—	82	—

Total non-U.S. corporate	1,416	3	(54)	104	(1)	—	(99)	32	(15)	1,386	3

Residential mortgage-backed	77	—	—	29	—	—	(1)	—	(71)	34	—
Commercial mortgage-backed	30	—	(2)	35	—	—	—	13	(32)	44	—
Other asset-backed	237	—	(3)	61	—	—	(56)	48	(121)	166	—

Total fixed maturity securities	3,950	4	(187)	391	(26)	—	(380)	136	(275)	3,613	5

Equity securities	44	—	—	5	(3)	—	—	—	—	46	—

Other invested assets:
Derivative assets:
Equity index options	80	(7)	—	29	—	—	(32)	—	—	70	(4)

Total derivative assets	80	(7)	—	29	—	—	(32)	—	—	70	(4)

Total other invested assets	80	(7)	—	29	—	—	(32)	—	—	70	(4)

Reinsurance recoverable (2)	14	(3)	—	—	—	1	—	—	—	12	(3)

Total Level 3 assets	$4,088	$(6)	$(187)	$425	$(29)	$1	$(412)	$136	$(275)	$3,741	$(2)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2019	2018	2019	2018
Total realized and unrealized gains (losses) included in net income:
Net investment income	$2	$2	$6	$5
Net investment gains (losses)	12	6	26	(11)

Total	$14	$8	$32	$(6)

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$1	$2	$3	$5
Net investment gains (losses)	9	7	10	(7)

Total	$10	$9	$13	$(2)

The amount presented for realized and unrealized gains (losses) included in net income for available-for-sale
securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2019:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$719	Credit spreads	66bps - 326bps	146 bps
Energy	Internal models	99	Credit spreads	82bps - 311bps	167 bps
Finance and insurance	Internal models	595	Credit spreads	68bps - 246bps	158 bps
Consumer—non-cyclical	Internal models	89	Credit spreads	93bps - 311bps	159 bps
Technology and communications	Internal models	44	Credit spreads	137bps - 311bps	217 bps
Industrial	Internal models	40	Credit spreads	118bps - 212bps	155 bps
Capital goods	Internal models	98	Credit spreads	103bps - 277bps	157 bps
Consumer—cyclical	Internal models	170	Credit spreads	70bps - 218bps	144 bps
Transportation	Internal models	54	Credit spreads	63bps - 215bps	109 bps
Other	Internal models	168	Credit spreads	68bps - 131bps	85 bps

Total U.S. corporate	Internal models	$2,076	Credit spreads	63bps - 326bps	147 bps

Non-U.S. corporate:
Utilities	Internal models	$417	Credit spreads	84bps - 215bps	140 bps
Energy	Internal models	221	Credit spreads	103bps - 277bps	162 bps
Finance and insurance	Internal models	179	Credit spreads	70bps - 189bps	128 bps
Consumer—non-cyclical	Internal models	68	Credit spreads	70bps - 170bps	135 bps
Technology and communications	Internal models	27	Credit spreads	124bps - 150bps	141 bps
Industrial	Internal models	64	Credit spreads	99bps - 157bps	113 bps
Capital goods	Internal models	181	Credit spreads	93bps - 277bps	169 bps
Consumer—cyclical	Internal models	123	Credit spreads	81bps - 277bps	193 bps
Transportation	Internal models	198	Credit spreads	70bps - 218bps	134 bps
Other	Internal models	125	Credit spreads	109bps - 218bps	162 bps

Total non-U.S. corporate	Internal models	$1,603	Credit spreads	70bps - 277bps	149 bps

Derivative assets:
	Discounted cash		Equity index
Equity index options	flows	$65	volatility	6% - 29%	17%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$325	$—	$—	$325
Fixed index annuity embedded derivatives	438	—	—	438
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	778	—	—	778

Derivative liabilities:
Interest rate swaps	10	—	10	—
Foreign currency swaps	8	—	8	—
Other foreign currency contracts	25	—	25	—

Total derivative liabilities	43	—	43	—

Total liabilities	$821	$—	$43	$778

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$—	$—	$337
Fixed index annuity embedded derivatives	389	—	—	389
Indexed universal life embedded derivatives	12	—	—	12

Total policyholder account balances	738	—	—	738

Derivative liabilities:
Interest rate swaps	102	—	102	—
Foreign currency swaps	23	—	23	—
Equity return swaps	1	—	1	—
Other foreign currency contracts	42	—	42	—

Total derivative liabilities	168	—	168	—

Total liabilities	$906	$—	$168	$738

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

											Total (gains)
		Total realized and									losses
	Beginning	unrealized (gains)								Ending	included in
	balance	losses								balance	net (income)
	as of							Transfer	Transfer	as of	attributable
	April 1,	Included in	Included					into	out of	June 30,	to liabilities
(Amounts in millions)	2019	net (income)	in OCI	Purchases	Sales	Issuances	Settlements	Level 3	Level 3	2019	still held
Policyholder account balances:
GMWB embedded derivatives (1)	$295	$24	$—	$—	$—	$6	$—	$—	$—	$325	$24
Fixed index annuity embedded derivatives	423	20	—	—	—	—	(5)	—	—	438	20
Indexed universal life embedded derivatives	13	1	—	—	—	1	—	—	—	15	1

Total policyholder account balances	731	45	—	—	—	7	(5)	—	—	778	45

Total Level 3 liabilities	$731	$45	$—	$—	$—	$7	$(5)	$—	$—	$778	$45

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

											Total (gains)
		Total realized and									losses
	Beginning	unrealized (gains)								Ending	included in
	balance	losses								balance	net (income)
	as of							Transfer	Transfer	as of	attributable
	April 1,	Included in	Included					into	out of	June 30,	to liabilities
(Amounts in millions)	2018	net (income)	in OCI	Purchases	Sales	Issuances	Settlements	Level 3	Level 3	2018	still held
Policyholder account balances:
GMWB embedded derivatives (1)	$242	$(14)	$—	$—	$—	$7	$—	$—	$—	$235	$(14)
Fixed index annuity embedded derivatives	408	15	—	—	—	—	(3)	—	—	420	15
Indexed universal life embedded derivatives	13	(2)	—	—	—	2	—	—	—	13	(2)

Total policyholder account balances	663	(1)	—	—	—	9	(3)	—	—	668	(1)

Total Level 3 liabilities	$663	$(1)	$—	$—	$—	$9	$(3)	$—	$—	$668	$(1)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

											Total (gains)
		Total realized and									losses
	Beginning	unrealized (gains)								Ending	included in
	balance	losses								balance	net (income)
	as of	Included in						Transfer	Transfer	as of	attributable
	January 1,	net	Included					into	out of	June 30,	to liabilities
(Amounts in millions)	2019	(income)	in OCI	Purchases	Sales	Issuances	Settlements	Level 3	Level 3	2019	still held
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$(24)	$—	$—	$—	$12	$—	$—	$—	$325	$(20)
Fixed index annuity embedded derivatives	389	58	—	—	—	—	(9)	—	—	438	58
Indexed universal life embedded derivatives	12	—	—	—	—	3	—	—	—	15	—

Total policyholder account balances	738	34	—	—	—	15	(9)	—	—	778	38

Total Level 3 liabilities	$738	$34	$—	$—	$—	$15	$(9)	$—	$—	$778	$38

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

											Total (gains)
		Total realized and									losses
	Beginning	unrealized (gains)								Ending	included in
	balance	losses								balance	net (income)
	as of	Included in						Transfer	Transfer	as of	attributable
	January 1,	net	Included					into	out of	June 30,	to liabilities
(Amounts in millions)	2018	(income)	in OCI	Purchases	Sales	Issuances	Settlements	Level 3	Level 3	2018	still held
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$(30)	$—	$—	$—	$15	$—	$—	$—	$235	$(26)
Fixed index annuity embedded derivatives	419	7	—	—	—	—	(6)	—	—	420	7
Indexed universal life embedded derivatives	14	(7)	—	—	—	6	—	—	—	13	(7)

Total policyholder account balances	683	(30)	—	—	—	21	(6)	—	—	668	(26)

Total Level 3 liabilities	$683	$(30)	$—	$—	$—	$21	$ (6)	$—	$—	$668	$(26)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2019	2018	2019	2018
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	45	(1)	34	(30)

Total	$45	$(1)	$34	$(30)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	45	(1)	38	(26)

Total	$45	$(1)	$38	$(26)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2019:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Policyholder account balances:
			Withdrawal utilization rate	45% - 88%	70%
			Lapse rate	2% - 9%	3%
			Non-performance risk (credit spreads)	18 bps - 83 bps	66 bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$325	Equity index volatility	13% - 23%	20%
Fixed index annuity embedded derivatives	Option budget method	$438	Expected future interest credited	– % - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$15	Expected future interest credited	3% - 8%	5%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(7) Liability for Policy and Contract Claims
The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the six
	months ended
	June 30,
(Amounts in millions)	2019	2018
Beginning balance	$10,379	$9,594
Less reinsurance recoverables	(2,379)	(2,419)

Net beginning balance	8,000	7,175

Incurred related to insured events of:
Current year	2,009	1,946
Prior years	(214)	(244)

Total incurred	1,795	1,702

Paid related to insured events of:
Current year	(410)	(434)
Prior years	(1,287)	(1,266)

Total paid	(1,697)	(1,700)

Interest on liability for policy and contract claims	188	163
Foreign currency translation	3	(16)

Net ending balance	8,289	7,324
Add reinsurance recoverables	2,388	2,341

Ending balance	$10,677	$9,665

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
For the six months ended June 30, 2019, the favorable development of $214 million related to insured events of prior years was primarily attributable to our long-term care insurance business from favorable development on prior year incurred but not reported claims and favorable claim terminations, including pending claims that terminate before becoming an active claim. The favorable development for the six months ended June 30, 2019 was also related to our U.S. mortgage insurance business predominantly from an improvement in net cures and aging of existing delinquencies, including a favorable reserve adjustment of $9 million during the second quarter of 2019.
For the six months ended June 30, 2018, the favorable development of $244 million related to insured events of prior years was primarily attributable to our long-term care insurance business from favorable claim terminations, including pending claims that terminate before becoming an active claim. The favorable development for the six months ended June 30, 2018 was also impacted by our mortgage insurance businesses, primarily from an improvement in net cures and aging of existing claims, including a favorable reserve adjustment of $
26

million in our U.S. mortgage insurance business during the second quarter of 2018.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Borrowings
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of the dates indicated:

	June 30,	December 31,
(Amounts in millions)	2019	2018
Genworth Holdings (1)
Floating Rate Senior Secured Term Loan Facility, due 2023	$444	$445
7.70% Senior Notes, due 2020	397	397
7.20% Senior Notes, due 2021	381	381
7.625% Senior Notes, due 2021	703	703
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	3,619	3,620
Bond consent fees	(29)	(32)
Deferred borrowing charges	(19)	(21)

Total Genworth Holdings	3,571	3,567

Canada (2)
5.68% Senior Notes, due 2020	134	202
4.24% Senior Notes, due 2024	201	117

Subtotal	335	319
Deferred borrowing charges	(2)	(1)

Total Canada	333	318

Australia (3)
Floating Rate Junior Subordinated Notes, due 2025	141	141
Deferred borrowing charges	(1)	(1)

Total Australia	140	140

Total	$4,044	$4,025

(1)	We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(2)	Senior notes issued by Genworth MI Canada Inc. (“Genworth Canada”), our majority-owned subsidiary.

(3)	Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited, our indirect wholly-owned subsidiary.

Genworth Canada
On May 22, 2019, Genworth Canada issued at a premium, CAD$100 million fixed rate senior notes with an interest rate of 4.24% that matures in 2024. The offering represents a re-opening of the 4.24% senior notes originally issued in April 2014. The total amount issued and outstanding associated with these senior notes after

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

this most recent offering is CAD$263 million. The senior notes are redeemable at the option of Genworth Canada, in whole or in part, at any time. In June 2019, Genworth Canada used the proceeds of the offering to early redeem approximately CAD$100 million of the 5.68% senior notes originally scheduled to mature in June 2020 and incurred an early redemption fee of CAD$3 million. As a result of the early redemption of Genworth Canada’s notes, we incurred a pre-tax loss of approximately $1 million, net of the portion attributable to noncontrolling interests.

(9) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Effect of foreign operations	5.0	3.4	5.2	3.2
U.S. shareholder tax on foreign operations	4.4	—	4.6	—
Swaps terminated prior to the TCJA	2.1	3.9	2.4	3.2
TCJA, impact from change in tax rate	—	5.4	—	3.3
Valuation allowance	—	(2.0)	—	(1.3)
Provision to return adjustments	—	(1.6)	—	(0.7)
Other, net	0.4	0.7	(0.4)	0.9

Effective rate	32.9%	30.8%	32.8%	29.6%

The increase in the effective tax rate for the three and six months ended June 30, 2019 was primarily attributable to a tax expense in the current year related to the Global Intangible Low Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act (“TCJA”), which is reported within the line “U.S. shareholder tax on foreign operations” in the table above. GILTI has an unfavorable impact on our current year effective tax rate due to the utilization of net operating loss carryforwards and projected taxable losses in the U.S. life insurance businesses without any offsetting foreign tax credit carryforwards.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In the second quarter of 2019, we recorded a pre-tax loss
of $
1

million, net of the portion attributable to noncontrolling interests, related to the early redemption of CAD$100 million of Genworth Canada’s senior notes originally scheduled to mature in June 2020. In the first quarter of 2019, we recorded a pre-tax expense of $4 million related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2019	2018	2019	2018
Revenues:
U.S. Mortgage Insurance segment	$235	$208	$458	$408

Canada Mortgage Insurance segment	161	150	320	308

Australia Mortgage Insurance segment	96	136	206	243

U.S. Life Insurance segment:
Long-term care insurance	1,055	1,035	2,169	2,055
Life insurance	382	367	754	746
Fixed annuities	151	176	310	358

U.S. Life Insurance segment	1,588	1,578	3,233	3,159

Runoff segment	78	80	160	148

Corporate and Other activities	(2)	7	(17)	8

Total revenues	$2,156	$2,159	$4,360	$4,274

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2019	2018	2019	2018
Net income	$218	$249	$448	$414
Less: net income attributable to noncontrolling interests	50	59	106	112

Net income available to Genworth Financial, Inc.’s common stockholders	168	190	342	302
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	43	12	(28)	29
(Gains) losses on early extinguishment of debt, net (2)	1	—	1	—
Expenses related to restructuring	—	—	4	—
Taxes on adjustments	(8)	(2)	6	(6)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$204	$200	$325	$325

(1)	For the three months ended June 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million and $(1) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $1 million and $(1) million, respectively. For the six months ended June 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(5) million and $(4) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $6 million and $(12) million, respectively.
(2)	For the three and six months ended June 30, 2019, (gains) losses on the early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $ 1 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2019	2018	2019	2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$147	$137	$271	$248

Canada Mortgage Insurance segment	41	46	82	95

Australia Mortgage Insurance segment	13	22	27	41

U.S. Life Insurance segment:
Long-term care insurance	37	22	17	(10)
Life insurance	10	4	8	3
Fixed annuities	19	31	36	59

U.S. Life Insurance segment	66	57	61	52

Runoff segment	9	13	29	23
Corporate and Other activities	(72)	(75)	(145)	(134)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$204	$200	$325	$325

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2019	December 31, 2018
Assets:
U.S. Mortgage Insurance segment	$3,977	$3,583
Canada Mortgage Insurance segment	5,272	5,038
Australia Mortgage Insurance segment	2,524	2,534
U.S. Life Insurance segment	81,002	79,799
Runoff segment	10,018	9,963
Corporate and Other activities	1,513	6

Total assets	$104,306	$100,923

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
In January 2016, Genworth Financial, its current chief executive officer, its former chief executive officer, its former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by International Union of Operating Engineers Local No. 478 Pension Fund, Richard L. Salberg and David Pinkoski in the Court of Chancery of the State of Delaware. The case was captioned
Int’l Union of Operating Engineers Local No.
 478 Pension Fund, et al v. McInerney, et al.
In February 2016, Genworth Financial, its current chief executive officer, its former chief executive officer, its former chief financial officer and current and former members of its board of directors were named in a second shareholder derivative suit filed by Martin Cohen in the Court of Chancery of the State of Delaware. The case was captioned
Cohen v. McInerney, et al
. On February 23, 2016, the Court of Chancery of the State of Delaware consolidated these derivative suits under the caption
Genworth Financial, Inc. Consolidated Derivative Litigation
. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. The amended consolidated complaint also adds Genworth’s current chief financial officer as a defendant, based on the current chief financial officer’s alleged conduct in her former capacity as Genworth’s controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016. Thereafter, plaintiffs filed a substantially similar second amended complaint which we moved to dismiss on September 16, 2016. The motion is fully briefed and awaiting disposition by the court. The action is stayed pending the completion of the proposed China Oceanwide transaction.
In October 2016, Genworth Financial, its current chief executive officer, its former chief executive officer, its current chief financial officer, its former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by Esther Chopp in the Court of Chancery of the State of Delaware. The case is captioned
Chopp v. McInerney, et al.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2017, Genworth Financial International Holdings, LLC and Genworth Financial were named as defendants in an action captioned
AXA S.A. v. Genworth Financial International Holdings, LLC et al.,
in the High Court of Justice, Business and Property Courts of England and Wales. In the action, AXA initially sought in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited (“FICL”) and Financial Assurance Company Limited (“FACL”), relating to alleged remediation it has paid to customers who purchased payment protection insurance.  In February 2018, we served a Particulars of Defence and counterclaim against AXA, and also served other counterclaims against various parties, including Santander Cards UK Limited (“Santander”), alleging that Santander is responsible for any remediation paid to payment protection insurance customers. AXA and Santander applied to the court for orders dismissing or staying the counterclaims. A hearing on those applications was held in October 2018, and the court dismissed our counterclaims. On November 15, 2018, AXA amended its claim and updated its demand to £237 million. We filed our amended Particulars of Defence and amended counterclaim on December 13, 2018, seeking, among other forms of relief, a declaration that in the event we make any payment to AXA pursuant to the indemnity, we are subrogated to FICL’s and FACL’s rights against Santander with respect to those amounts. On February 25, 2019, AXA amended its claim and updated its demand to £265 million. AXA also alleges that it is incurring losses on an ongoing basis and therefore that further significantly larger sums will be demanded. The court held a case management conference and hearing on February 26, 2019. Santander, FICL and FACL consented to be joined as parties to the proceedings and consented to allow Genworth to amend its pleadings to include the subrogation declarations to reflect the additional parties. The court scheduled the points of principle hearing on liability and subrogation matters to commence on November 4, 2019 and conclude on November 12, 2019, and scheduled the quantum hearing to commence on March 9, 2020 and conclude on March 12, 2020. On March 29, 2019, AXA, FICL, FACL and Santander filed their respective responses to our amended counterclaim. On June 21, 2019, we filed an application to address certain deficiencies in AXA’s discovery production. On July 18, 2019, we reached an agreement with AXA and Santander regarding our discovery application. We intend to continue to vigorously defend this action.
In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleged unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. We intend to continue to vigorously defend the dismissal of this action.

In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, Genworth Financial International Holdings, LLC and Genworth Life Insurance Company (“GLIC”) were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned
Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. Oral argument on our motion to dismiss is scheduled for September 9, 2019. We intend to continue to vigorously defend this action.
In January 2019, Genworth Financial and GLIC were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Jerome Skochin, Susan
Skochin, and Larry Huber, individually and on behalf of all other persons similarly situated v. Genworth
Financial, Inc. and Genworth Life Insurance Company
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that Genworth made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of contract, fraud, fraudulent inducement and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (on behalf of the two named plaintiffs who are Pennsylvania residents), and seeks damages (including statutory treble damages under Pennsylvania law) in excess of
$
5

million. On March 12, 2019, we moved to dismiss plaintiffs’ complaint. On March 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on April 1, 2019. In July 2019, the court heard oral arguments on our motion to dismiss.We intend to continue to vigorously defend this action
.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b) Commitments
As of June 30, 2019, we were committed to fund $903 million in limited partnership investments, $98 million in U.S. commercial mortgage loan investments and $90 million in private placement investments. As of June 30, 2019, we were also committed to fund $52 million of bank loan investments which had not yet been drawn.

(12) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2019	$943	$1,850	$(301)	$2,492
OCI before reclassifications	375	157	43	575
Amounts reclassified from (to) OCI	1	(24)	—	(23)

Current period OCI	376	133	43	552

Balances as of June 30, 2019 before noncontrolling interests	1,319	1,983	(258)	3,044

Less: change in OCI attributable to noncontrolling interests	14	—	17	31

Balances as of June 30, 2019	$1,305	$1,983	$(275)	$3,013

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.

(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2018	$917	$1,927	$(217)	$2,627
OCI before reclassifications	(193)	(39)	(98)	(330)
Amounts reclassified from (to) OCI	6	(25)	—	(19)

Current period OCI	(187)	(64)	(98)	(349)

Balances as of June 30, 2018 before noncontrolling interests	730	1,863	(315)	2,278

Less: change in OCI attributable to noncontrolling interests	(6)	—	(43)	(49)

Balances as of June 30, 2018	$736	$1,863	$(272)	$2,327

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.

(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2019	$595	$1,781	$(332)	$2,044
OCI before reclassifications	802	254	97	1,153
Amounts reclassified from (to) OCI	(46)	(52)	—	(98)

Current period OCI	756	202	97	1,055

Balances as of June 30, 2019 before noncontrolling interests	1,351	1,983	(235)	3,099

Less: change in OCI attributable to noncontrolling interests	46	—	40	86

Balances as of June 30, 2019	$1,305	$1,983	$(275)	$3,013

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.

(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2018	$1,085	$2,065	$(123)	$3,027
Cumulative effect of changes in accounting	164	14	(47)	131
OCI before reclassifications	(541)	(165)	(185)	(891)
Amounts reclassified from (to) OCI	13	(51)	—	(38)

Current period OCI	(528)	(216)	(185)	(929)

Balances as of June 30, 2018 before noncontrolling interests	721	1,863	(355)	2,229

Less: change in OCI attributable to noncontrolling interests	(15)	—	(83)	(98)

Balances as of June 30, 2018	$736	$1,863	$(272)	$2,327

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.

(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance in the charts above included $(2) million and $(14) million, respectively, net of taxes of $1 million and $5 million, respectively, related to a net unrecognized postretirement benefit obligation as of June 30, 2019 and 2018. The balance also included taxes of $(45) million and $(46) million, respectively, related to foreign currency translation adjustments as of June 30, 2019 and 2018. The balance as of June 30, 2018 included the impact of adopting new accounting guidance related to stranded tax effects.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$2	$8	$(58)	$16	Net investment (gains) losses
(Provision) benefit for income taxes	(1)	(2)	12	(3)	Provision for income taxes

Total	$1	$6	$(46)	$13

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(42)	$(39)	$(80)	$(74)	Net investment income
Interest rate swaps hedging assets	4	—	(2)	(5)	Net investment (gains) losses
Foreign currency swaps	1	—	1	—	Net investment income
Benefit for income taxes	13	14	29	28	Provision for income taxes

Total	$(24)	$(25)	$(52)	$(51)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

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
The condensed consolidating financial information presents the condensed consolidating balance sheet information as of June 30, 2019 and December 31, 2018, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and six months ended June 30, 2019 and 2018 and the condensed consolidating cash flow statement information for the six months ended June 30, 2019 and 2018.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating balance sheet information as of June 30, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$63,974	$(200)	$63,774
Equity securities, at fair value	—	—	644	—	644
Commercial mortgage loans ($56 are restricted related to a securitization entity)	—	—	7,019	—	7,019
Policy loans	—	—	2,076	—	2,076
Other invested assets	—	49	1,493	(7)	1,535
Investments in subsidiaries	13,938	12,439	—	(26,377)	—

Total investments	13,938	12,488	75,206	(26,584)	75,048
Cash, cash equivalents and restricted cash	—	358	1,580	—	1,938
Accrued investment income	—	—	630	(4)	626
Deferred acquisition costs	—	—	2,105	—	2,105
Intangible assets and goodwill	—	—	244	—	244
Reinsurance recoverable	—	—	17,211	—	17,211
Other assets	5	55	505	(1)	564
Intercompany notes receivable	—	273	—	(273)	—
Deferred tax assets	(35)	841	(423)	—	383
Separate account assets	—	—	6,187	—	6,187

Total assets	$13,908	$14,015	$103,245	$(26,862)	$104,306

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$39,583	$—	$39,583
Policyholder account balances	—	—	22,673	—	22,673
Liability for policy and contract claims	—	—	10,677	—	10,677
Unearned premiums	—	—	3,488	—	3,488
Other liabilities	—	47	1,689	(13)	1,723
Intercompany notes payable	151	200	122	(473)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,571	473	—	4,044
Deferred tax liability	—	—	28	—	28
Separate account liabilities	—	—	6,187	—	6,187

Total liabilities	151	3,818	85,231	(486)	88,714

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,983	9,094	18,428	(27,522)	11,983
Accumulated other comprehensive income (loss)	3,013	2,982	3,051	(6,033)	3,013
Retained earnings	1,460	(1,879)	(5,603)	7,482	1,460
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,757	10,197	15,879	(26,076)	13,757
Noncontrolling interests	—	—	2,135	(300)	1,835

Total equity	13,757	10,197	18,014	(26,376)	15,592

Total liabilities and equity	$13,908	$14,015	$103,245	$(26,862)	$104,306

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,126	$—	$1,126
Net investment income	—	1	854	(3)	852
Net investment gains (losses)	—	(9)	(36)	—	(45)
Policy fees and other income	—	2	223	(2)	223

Total revenues	—	(6)	2,167	(5)	2,156

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,270	—	1,270
Interest credited	—	—	146	—	146
Acquisition and operating expenses, net of deferrals	3	—	244	—	247
Amortization of deferred acquisition costs and intangibles	—	—	95	—	95
Interest expense	1	65	12	(5)	73

Total benefits and expenses	4	65	1,767	(5)	1,831

Income (loss) before income taxes and equity in income of subsidiaries	(4)	(71)	400	—	325
Provision (benefit) for income taxes	23	(14)	98	—	107
Equity in income of subsidiaries	195	93	—	(288)	—

Net income	168	36	302	(288)	218
Less: net income attributable to noncontrolling interests	—	—	50	—	50

Net income available to Genworth Financial, Inc.’s common stockholders	$168	$36	$252	$(288)	$168

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,136	$—	$1,136
Net investment income	—	4	828	(4)	828
Net investment gains (losses)	—	(8)	(6)	—	(14)
Policy fees and other income	—	1	209	(1)	209

Total revenues	—	(3)	2,167	(5)	2,159

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,205	—	1,205
Interest credited	—	—	152	—	152
Acquisition and operating expenses, net of deferrals	7	—	246	—	253
Amortization of deferred acquisition costs and intangibles	—	—	112	—	112
Interest expense	1	70	11	(5)	77

Total benefits and expenses	8	70	1,726	(5)	1,799

Income (loss) before income taxes and equity in income of subsidiaries	(8)	(73)	441	—	360
Provision (benefit) for income taxes	32	(14)	93	—	111
Equity in income of subsidiaries	230	151	—	(381)	—

Net income	190	92	348	(381)	249
Less: net income attributable to noncontrolling interests	—	—	59	—	59

Net income available to Genworth Financial, Inc.’s common stockholders	$190	$92	$289	$(381)	$190

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,240	$—	$2,240
Net investment income	(1)	4	1,685	(7)	1,681
Net investment gains (losses)	—	(12)	41	—	29
Policy fees and other income	—	2	411	(3)	410

Total revenues	(1)	(6)	4,377	(10)	4,360

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,571	—	2,571
Interest credited	—	—	293	—	293
Acquisition and operating expenses, net of deferrals	7	(2)	493	—	498
Amortization of deferred acquisition costs and intangibles	—	—	186	—	186
Interest expense	3	130	22	(10)	145

Total benefits and expenses	10	128	3,565	(10)	3,693

Income (loss) before income taxes and equity in income of subsidiaries	(11)	(134)	812	—	667
Provision (benefit) for income taxes	44	(26)	201	—	219
Equity in income of subsidiaries	397	213	—	(610)	—

Net income	342	105	611	(610)	448
Less: net income attributable to noncontrolling interests	—	—	106	—	106

Net income available to Genworth Financial, Inc.’s common stockholders	$342	$105	$505	$(610)	$342

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,276	$—	$2,276
Net investment income	(1)	7	1,633	(7)	1,632
Net investment gains (losses)	—	(2)	(43)	—	(45)
Policy fees and other income	—	1	412	(2)	411

Total revenues	(1)	6	4,278	(9)	4,274

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,516	—	2,516
Interest credited	—	—	308	—	308
Acquisition and operating expenses, net of deferrals	14	—	479	—	493
Amortization of deferred acquisition costs and intangibles	—	—	216	—	216
Interest expense	1	138	23	(9)	153

Total benefits and expenses	15	138	3,542	(9)	3,686

Income (loss) before income taxes and equity in income of subsidiaries	(16)	(132)	736	—	588
Provision (benefit) for income taxes	38	(31)	167	—	174
Equity in income of subsidiaries	356	196	—	(552)	—

Net income	302	95	569	(552)	414
Less: net income attributable to noncontrolling interests	—	—	112	—	112

Net income available to Genworth Financial, Inc.’s common stockholders	$302	$95	$457	$(552)	$302

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$168	$36	$302	$(288)	$218
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	362	311	376	(673)	376
Derivatives qualifying as hedges	133	133	148	(281)	133
Foreign currency translation and other adjustments	26	17	43	(43)	43

Total other comprehensive income (loss)	521	461	567	(997)	552

Total comprehensive income	689	497	869	(1,285)	770
Less: comprehensive income attributable to noncontrolling interests	—	—	81	—	81

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$689	$497	$788	$(1,285)	$689

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$190	$92	$348	$(381)	$249
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(179)	(167)	(185)	346	(185)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	(1)	(2)	3	(2)
Derivatives qualifying as hedges	(64)	(64)	(68)	132	(64)
Foreign currency translation and other adjustments	(55)	(46)	(97)	100	(98)

Total other comprehensive income (loss)	(300)	(278)	(352)	581	(349)

Total comprehensive loss	(110)	(186)	(4)	200	(100)
Less: comprehensive income attributable to noncontrolling interests	—	—	10	—	10

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(110)	$(186)	$(14)	$200	$(110)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$342	$105	$611	$(610)	$448
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than- temporarily impaired	709	594	755	(1,303)	755
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	202	202	225	(427)	202
Foreign currency translation and other adjustments	57	41	96	(97)	97

Total other comprehensive income (loss)	969	838	1,077	(1,829)	1,055

Total comprehensive income	1,311	943	1,688	(2,439)	1,503
Less: comprehensive income attributable to noncontrolling interests	—	—	192	—	192

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,311	$943	$1,496	$(2,439)	$1,311

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$302	$95	$569	$(552)	$414
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(511)	(462)	(526)	973	(526)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	(1)	(2)	3	(2)
Derivatives qualifying as hedges	(216)	(217)	(233)	450	(216)
Foreign currency translation and other adjustments	(102)	(82)	(185)	184	(185)

Total other comprehensive income (loss)	(831)	(762)	(946)	1,610	(929)

Total comprehensive loss	(529)	(667)	(377)	1,058	(515)
Less: comprehensive income attributable to noncontrolling interests	—	—	14	—	14

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(529)	$(667)	$(391)	$1,058	$(529)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$342	$105	$611	$(610)	$448
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(397)	(213)	—	610	—
Dividends from subsidiaries	—	105	(105)	—	—
Amortization of fixed maturity securities discounts and premiums	—	3	(57)	—	(54)
Net investment (gains) losses	—	12	(41)	—	(29)
Charges assessed to policyholders	—	—	(364)	—	(364)
Acquisition costs deferred	—	—	(35)	—	(35)
Amortization of deferred acquisition costs and intangibles	—	—	186	—	186
Deferred income taxes	49	74	11	—	134
Derivative instruments and limited partnerships	—	(30)	52	—	22
Stock-based compensation expense	10	—	2	—	12
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	—	(290)	1	(290)
Insurance reserves	—	—	609	—	609
Current tax liabilities	(4)	(40)	71	—	27
Other liabilities, policy and contract claims and other policy-related balances	(18)	(3)	156	(6)	129

Net cash from (used by) operating activities	(19)	13	806	(5)	795

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,929	—	1,929
Commercial mortgage loans	—	—	285	—	285
Restricted commercial mortgage loans related to a securitization entity	—	—	6	—	6
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,859	—	2,859
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,681)	—	(4,681)
Commercial mortgage loans	—	—	(561)	—	(561)
Other invested assets, net	—	29	(261)	5	(227)
Policy loans, net	—	—	39	—	39
Intercompany notes receivable	—	(93)	6	87	—
Capital contributions to subsidiaries	(3)	—	3	—	—

Net cash used by investing activities	(3)	(64)	(376)	92	(351)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	444	—	444
Withdrawals from universal life and investment contracts	—	—	(1,096)	—	(1,096)
Proceeds from the issuance of long-term debt	—	—	77	—	77
Repayment and repurchase of long-term debt	—	(1)	(77)	—	(78)
Repurchase of subsidiary shares	—	—	(44)	—	(44)
Dividends paid to noncontrolling interests	—	—	(53)	—	(53)
Intercompany notes payable	29	(7)	65	(87)	—
Other, net	(7)	(12)	74	—	55

Net cash from (used by) financing activities	22	(20)	(610)	(87)	(695)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	12	—	12

Net change in cash, cash equivalents and restricted cash	—	(71)	(168)	—	(239)
Cash, cash equivalents and restricted cash at beginning of period	—	429	1,748	—	2,177

Cash, cash equivalents and restricted cash at end of period	$—	$358	$1,580	$—	$1,938

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$302	$95	$569	$(552)	$414
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(356)	(196)	—	552	—
Dividends from subsidiaries	50	91	(141)	—	—
Amortization of fixed maturity securities discounts and premiums	—	3	(65)	—	(62)
Net investment losses	—	2	43	—	45
Charges assessed to policyholders	—	—	(359)	—	(359)
Acquisition costs deferred	—	—	(40)	—	(40)
Amortization of deferred acquisition costs and intangibles	—	—	216	—	216
Deferred income taxes	42	(117)	158	—	83
Derivative instruments and limited partnerships	—	22	(217)	—	(195)
Stock-based compensation expense	15	—	1	—	16
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	59	(147)	—	(89)
Insurance reserves	—	—	691	—	691
Current tax liabilities	(27)	87	(97)	—	(37)
Other liabilities, policy and contract claims and other policy-related balances	(15)	(50)	(49)	(8)	(122)

Net cash from (used by) operating activities	10	(4)	563	(8)	561

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,979	—	1,979
Commercial mortgage loans	—	—	350	—	350
Restricted commercial mortgage loans related to a securitization entity	—	—	16	—	16
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,920	—	1,920
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,082)	—	(4,082)
Commercial mortgage loans	—	—	(489)	—	(489)
Other invested assets, net	—	—	85	8	93
Policy loans, net	—	—	15	—	15
Intercompany notes receivable	—	(10)	58	(48)	—
Capital contributions to subsidiaries	(1)	—	1	—	—

Net cash used by investing activities	(1)	(10)	(147)	(40)	(198)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	503	—	503
Withdrawals from universal life and investment contracts	—	—	(1,177)	—	(1,177)
Proceeds from the issuance of long-term debt	—	441	—	—	441
Repayment and repurchase of long-term debt	—	(597)	—	—	(597)
Repayment of borrowings related to a securitization entity	—	—	(12)	—	(12)
Repurchase of subsidiary shares	—	—	(49)	—	(49)
Dividends paid to noncontrolling interests	—	—	(50)	—	(50)
Intercompany notes payable	(7)	(59)	18	48	—
Other, net	(2)	(19)	19	—	(2)

Net cash used by financing activities	(9)	(234)	(748)	48	(943)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(52)	—	(52)

Net change in cash, cash equivalents and restricted cash	—	(248)	(384)	—	(632)
Cash, cash equivalents and restricted cash at beginning of period	—	795	2,080	—	2,875

Cash, cash equivalents and restricted cash at end of period	$—	$547	$1,696	$—	$2,243

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2018, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $500 million to us in 2019 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $500 million is unrestricted, our insurance subsidiaries may not pay dividends to us in 2019 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of June 30, 2019, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $13.4 billion and $12.2 billion, respectively.

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
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the transactions with China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”), our discussions with regulators in connection therewith and any capital contribution resulting therefrom, as well as any statements regarding the potential disposition of our interest in Genworth MI Canada Inc. (“Genworth Canada”). Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:
•
risks related to the proposed transaction with China Oceanwide including: our inability to complete the transaction with China Oceanwide in a timely manner or at all; the parties’ inability to obtain regulatory approvals, clearances or extensions, or the possibility that such regulatory approvals may further delay the transaction with China Oceanwide or will not be received prior to November 30, 2019 (and either or both of the parties may not be willing to further waive their end date termination rights beyond November 30, 2019) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals, clearances or extensions (including those conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable) or that with continuing delays, circumstances may arise that make one or both parties unwilling to proceed with the transaction with China Oceanwide or unable to comply with the conditions to existing regulatory approvals; the risk that the parties will not be able to obtain other regulatory approvals, clearances or extensions, including in connection with a potential alternative funding structure or the current geo-political environment, or that one or more regulators may rescind or fail to extend existing approvals, or that the revocation by one regulator of approvals will lead to the revocation of approvals by other regulators; the parties’ inability to obtain any necessary regulatory approvals, clearances or extensions for the post-closing capital plan; the risk that a condition to the closing of the transaction with China Oceanwide may not be satisfied or that a condition to closing that is currently satisfied may not remain satisfied due to the delay in closing the transaction with China Oceanwide; risks relating to any potential disposition of Genworth Canada that are similar to the foregoing, including regulatory, legal or contractual restrictions that may impede Genworth’s ability to consummate a disposition of Genworth Canada, the right of China Oceanwide to reject the terms of any Genworth Canada sale, in which case the parties will each have the right to terminate the China Oceanwide transaction, as well as potential changes in market conditions generally or conditions relating to Genworth Canada’s industry or business that may impede any such sale; the risk that existing and potential legal proceedings may be instituted against us in connection with the transaction with China Oceanwide or the potential sale of Genworth Canada that may delay the transaction with China Oceanwide, make it more costly or ultimately preclude it; the risk that the proposed transactions disrupt our current plans and operations as a result of the announcement and consummation of the transactions; certain restrictions during the pendency of the transactions that may impact our ability to pursue certain business opportunities or strategic transactions; continued

availability of capital and financing to us before, or in the absence of, the consummation of the transactions; further rating agency actions and downgrades in our debt or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the transactions; the amount of the costs, fees, expenses and other charges related to the transactions, including costs and expenses related to conditions imposed in connection with regulatory approvals or clearances, which may be material; the risks related to diverting management’s attention from our ongoing business operations; the merger agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee; our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business;

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

inability to continue to maintain the private mortgage insurer eligibility requirements (“PMIERs”); inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our mortgage insurance businesses; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in tax laws; and changes in accounting and reporting standards;

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

•
insurance and product-related risks
including: our inability to increase premiums and associated benefit reductions sufficiently, and in a timely manner, on our in-force long-term care insurance policies, and charge higher premiums on policies, in each case, as currently anticipated and as may be required from time to time in the future (including as a result of our failure to obtain any necessary regulatory approvals or unwillingness or inability of policyholders to pay increased premiums and/or accept reduced benefits), including to offset any impact on our long-term care insurance margins; availability, affordability and adequacy of reinsurance to protect us against losses; inability to realize anticipated benefits of our rescissions, curtailments, loan modifications or other similar programs in our mortgage insurance businesses; premiums for the significant portion of our mortgage insurance risk in-force with high loan-to-value ratios may not be sufficient to compensate us for the greater risks associated with those policies; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations; increases in the use of alternatives to private mortgage insurance and reductions in the level of coverage selected; potential liabilities in connection with our U.S. contract underwriting services; and medical advances, such as genetic research and diagnostic imaging, and related legislation that impact policyholder behavior in ways adverse to us;

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

•	risks relating to our common stock including: the continued suspension of payment of dividends and stock price fluctuations.

We provide additional information regarding these risks and uncertainties in the Definitive Proxy Statement, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 25, 2017, and our Annual Report on Form 10-K, filed with the SEC on February 27, 2019. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Accordingly, for the foregoing reasons, we caution you against relying on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable securities laws.
Strategic Update
We continue to focus on improving business performance, addressing financial leverage and increasing financial and strategic flexibility across the organization. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and stabilizing our U.S. life insurance businesses.
China Oceanwide Transaction
On October 21, 2016, Genworth Financial, Inc. (“Genworth Financial”) entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide Holdings Group Co., Ltd., a limited liability company incorporated in the People’s Republic of China (together with its affiliates, “China Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and a direct, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as a direct, wholly-owned subsidiary of Asia Pacific Insurance (the “Merger”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement.
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
The closing of the Merger remains subject to other conditions and approvals, including the required regulatory approval in Canada. Despite multiple inquiries regarding status, the parties have not yet received any substantive guidance or timeframe for the Canadian review. In addition, China Oceanwide will need to receive clearance in China for currency conversion and the transfer of funds.
On June 30, 2019, Genworth Financial, Parent and Merger Sub entered into an eleventh waiver and agreement (“Eleventh Waiver and Agreement”) pursuant to which (i) Genworth Financial and Parent each agreed to waive until no later than November 30, 2019 its right to terminate the Merger Agreement and abandon the Merger in accordance with the terms of the Merger Agreement and (ii) China Oceanwide agreed to allow Genworth Financial to solicit interest for a potential disposition of Genworth Canada. The parties decided to consider strategic alternatives for Genworth Canada as a result of the absence of any substantive progress in discussions on the approval of the Merger with Canadian regulators. Consequently, the parties concluded that exploring a potential disposition of Genworth Financial’s interest in Genworth Canada is in the best interests of the parties. In addition, a potential sale would allow Genworth Financial to reduce its outstanding indebtedness and increase its financial flexibility, whether or not the China Oceanwide transaction is consummated.
The Eleventh Waiver and Agreement extended the tenth waiver and agreement extension deadline of June 30, 2019 to allow additional time for the remaining regulatory approval, clearance and extension processes and for the parties to explore disposition options for Genworth Canada. If Genworth Financial identifies a suitable sale transaction for Genworth Canada, China Oceanwide will have the right to accept or reject the terms of the Genworth Canada sale transaction. If China Oceanwide accepts the terms, the parties will seek to close the sale of Genworth Canada as promptly as possible, and the Merger concurrently or promptly thereafter. However, in the event China Oceanwide rejects the Genworth Canada sale transaction, the parties will each have the right to accelerate the November 30, 2019 end date and terminate the Merger Agreement at that time.
On July 24, 2019, Genworth Holdings announced a solicitation of consents from the holders of its outstanding senior and junior subordinated notes (“July 2019 bond consent”) to create an express authorization for the sale of all or part of our non-U.S. mortgage insurance businesses or assets, including Genworth Canada. No assurance can be given regarding the completion of the July 2019 bond consent.

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
At this time Genworth Financial and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible. However, an additional extension may be required to complete the potential disposition of Genworth Canada, and there is no guarantee such disposition will occur, or China Oceanwide will consent to the terms of such disposition. If the parties are unable to satisfy the closing conditions by November 30, 2019 and are unable to reach an agreement as to a further extension of the deadline, then either party may terminate the Merger Agreement pursuant to its terms.
If the China Oceanwide transaction is completed, we will be a standalone subsidiary and our senior management team will continue to lead the business from our current headquarters in Richmond, Virginia. Other than a potential sale of Genworth Canada, we intend to maintain our existing portfolio of businesses. Except for the specific monitoring and reporting required under the CFIUS data security risk mitigation plan, our day-to-day operations are not expected to change as a result of this transaction.
Strategic Alternatives
If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. As a result of the recent performance of our long-term care and life insurance businesses and the charges we recorded in previous periods, as well as the resulting lack of potential dividend capacity from our U.S. life insurance subsidiaries, our financial strength ratings have been downgraded. Absent any alternative commitment of external capital, we believe there would be: increased pressure on and potential further downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share of the U.S. mortgage insurance industry and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt.
In the absence of the transaction with China Oceanwide, which we can neither predict nor guarantee, we may need to pursue strategic asset sales to address our debt maturities in 2020 and thereafter. We have initiated a process to potentially sell Genworth Canada, and in the absence of the transaction with China Oceanwide, we may pursue other asset sales, including a potential sale of our mortgage insurance business in Australia. We have and would continue to evaluate options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. Changes to our financial projections, including changes that anticipate planned asset sales, may negatively impact our ability to realize certain foreign tax credits or other deferred tax assets and have a resulting material adverse effect on our results of operations.
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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
•	We had net income available to Genworth Financial, Inc.’s common stockholders of $168 million and $190 million for the three months ended June 30, 2019 and 2018, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $204 million and $200 million for the three months ended June 30, 2019 and 2018, respectively.

•	Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $147 million and $137 million for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily attributable to higher insurance in-force and an increase in investment income in the current year. The current year also included an $8 million favorable reserve adjustment. Included in the prior year was a $22 million favorable reserve adjustment. These favorable reserve adjustments were mostly associated with lower expected claim rates.

•	Our Canada Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $41 million and $46 million for the three months ended June 30, 2019 and 2018, respectively. The decrease was primarily driven by higher taxes and changes in foreign exchange rates in the current year.

•	Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $13 million and $22 million for the three months ended June 30, 2019 and 2018, respectively. The decrease was predominantly attributable to lower premiums largely from higher policy cancellations in the prior year mostly due to an initiative implemented in the second quarter of 2018 to more promptly identify loans that were discharged or refinanced and from the seasoning of our smaller, more recent in-force books of business. The decrease was partially offset by lower contract fees amortization in the current year.

•	Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $66 million and $57 million for the three months ended June 30, 2019 and 2018, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders for our long-term care insurance business increased $15 million mainly attributable to $96 million of higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented and from favorable development on prior year incurred but not reported claims. The increase was also due to lower utilization of available benefits compared to the prior year. These increases were partially offset by higher severity and frequency of new claims, lower claim terminations and an increase in incremental reserves of $39 million recorded in connection with an accrual for profits followed by losses in the current year. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders for our life insurance business increased $6 million mainly from a reinsurance correction and refinement resulting in a net favorable impact of $17 million in the current year. This increase was partially offset by higher lapses primarily associated with our large

20-year

term life insurance block issued in 1999 entering its post-level premium period and the continued runoff of our term life insurance products in the current year. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $12 million in our fixed annuities business predominantly attributable to lower mortality in the current year compared to the prior year and an unfavorable charge of $4 million in connection with loss recognition testing in our fixed immediate annuity products.

•	Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $9 million and $13 million for the three months ended June 30, 2019 and 2018, respectively. The decrease was predominantly from higher mortality and lower fee income driven mostly by a decline in the average account values in our variable annuity products, partially offset by favorable equity market performance in the current year.

•	Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $72 million and $75 million for the three months ended June 30, 2019 and 2018, respectively. The decrease in the loss was principally related to lower interest expense and provisional tax expense of $19 million in the prior year that did not recur, partially offset by $11 million of higher taxes in the current year associated with the Global Intangible Low Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act (“TCJA”).

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
•	We had net income available to Genworth Financial, Inc.’s common stockholders of $342 million and $302 million for the six months ended June 30, 2019 and 2018, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $325 million for both the six months ended June 30, 2019 and 2018.

•	Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $271 million and $248 million for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily attributable to higher insurance in-force and an increase in investment income, partially offset by higher operating costs in the current year. The current year also included an $8 million favorable reserve adjustment. Included in the prior year was a $22 million favorable reserve adjustment. These favorable reserve adjustments were mostly associated with lower expected claim rates.

•	Our Canada Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $82 million and $95 million for the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily driven by lower earned premiums largely from changes in foreign exchange rates in the current year, refinements in premium recognition factors in the prior year that did not recur and from the seasoning of our smaller, more recent in-force

books of business. The decrease was also attributable to higher operating costs in the current year.

•	Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $27 million and $41 million for the six months ended June 30, 2019 and 2018, respectively. The decrease was predominantly attributable to lower premiums largely from the seasoning of our smaller, more recent in-force books of business and from higher policy cancellations in the prior year. The decrease was partially offset by lower contract fees amortization in the current year.

•	Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $61 million and $52 million for the six months ended June 30, 2019 and 2018, respectively. Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $17 million for the six months ended June 30, 2019 compared to an adjusted operating loss of $10 million for the six months ended June 30, 2018. The increase to income in the current year from a loss in the prior year was predominantly attributable to $156 million of higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented and from favorable development on prior year incurred but not reported claims. These increases were partially offset by higher severity and frequency of new claims, lower claim terminations and an increase in incremental reserves of $39 million recorded in connection with an accrual for profits followed by losses in the current year. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders for our life insurance business increased $5 million mainly from a reinsurance correction and refinement resulting in a net favorable impact of $17 million in the current year.

This increase was partially offset by higher lapses primarily associated with our large

20-year

term life insurance block issued in 1999 entering its post-level premium period and the continued runoff of our term life insurance products in the current year. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $23 million in our fixed annuities business predominantly attributable to $17 million of unfavorable charges in connection with loss recognition testing in our fixed immediate annuity products and lower investment income, partially offset by lower interest credited in the current year
.

•	Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $29 million and $23 million for the six months ended June 30, 2019 and 2018, respectively. The increase was predominantly from favorable equity market performance, partially offset by lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.

•	Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $145 million and $134 million for the six months ended June 30, 2019 and 2018, respectively. The increase in the loss was principally related to $23 million of higher taxes in the current year associated with the GILTI provision of the TCJA, partially offset by lower interest expense and operating costs in the current year and provisional tax expense of $19 million in the prior year that did not recur.

Significant Developments
The periods under review include, among others, the following significant developments.
U.S. Mortgage Insurance
•
PMIERs Compliance
. Our U.S. mortgage insurance business has been compliant with the original requirements under the private mortgage insurer eligibility requirements (“PMIERs”) since its introduction into the private mortgage insurance industry in 2015. These requirements set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible to offer private mortgage insurance. On March 31, 2019, revisions to the original PMIERs became effective for our U.S. mortgage insurance business. The major revisions include the elimination of any credit for future premiums that had previously been allowed on insurance policies written in 2008 and earlier. Our U.S. mortgage insurance business had available assets of approximately
123% of the required assets under PMIERs as of June 30, 2019. The PMIERs sufficiency ratio was in excess of $650 million of available assets above the requirements as of June 30, 2019.

•
Market Share.
Our U.S. mortgage insurance business increased its estimated market share during the second quarter of 2019 compared to the first quarter of 2019. Market share of our U.S. mortgage insurance business is influenced by the execution of its go to market strategy, including, but not limited to, the ongoing rollout of its proprietary risk-based pricing engine, GenRATE, and its selective participation in forward commitment transactions.

•
New Insurance Written.
Our U.S. mortgage insurance business continues to grow its insurance in-force through higher new insurance written, which increased 39% during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was primarily driven by the increase in the estimated market share and a larger private mortgage insurance available market.

Canada Mortgage Insurance
•	Regulatory Capital . The Mortgage Insurer Capital Adequacy Test (“MICAT”) guideline was effective for our Canada mortgage insurance business on January 1, 2019. The MICAT guideline did not have a material impact on our regulatory solvency as of June 30, 2019, as the impact of the elimination of the one-time credit score update for 2015 and prior books more than offset the 5% increase in the total asset requirement on existing insurance in-force. In addition, we expect these new requirements to permit our mortgage insurance business in Canada to more closely align its actual capital levels with its targeted operating range and allow for meaningful levels of capital redeployment in addition to regular quarterly dividends. In the second quarter of 2019, Genworth Canada returned additional capital to all shareholders via share repurchases of approximately CAD$68 million and a special dividend of CAD$0.40 per share or approximately CAD$34 million in aggregate. As of June 30, 2019, our MICAT ratio under the framework was approximately 169%, which was above the supervisory target.

U.S. Life Insurance
•
In-force rate actions in our long-term care insurance business.
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force rate action filings, we received 56 filing approvals from 16 states during the six months ended June 30, 2019, representing a weighted-average increase of 49% on approximately $467 million in annualized in-force premiums, or approximately $228 million of incremental annual premiums. We also submitted 8 new filings in 4 states during the six months ended June 30, 2019 on approximately $79 million in annualized in-force premiums.

Liquidity, Capital Resources and Intercompany Obligations
•
Genworth Canada Debt Refinance.
On May 22, 2019, Genworth Canada issued at a premium, CAD$100 million fixed rate senior notes with an interest rate of 4.24% that matures in 2024. The offering represents a re-opening of the 4.24% senior notes originally issued in April 2014. In June 2019, the proceeds of the offering were used to early redeem approximately CAD$100 million of the 5.68% senior notes originally scheduled to mature in June 2020. As a result of the early redemption of Genworth Canada’s notes, we incurred a pre-tax loss of approximately $1 million, net of the portion attributable to noncontrolling interests.

•
International Dividends.
During the six months ended June 30, 2019, our international subsidiaries paid $105 million of dividends to Genworth Holdings, which included $53 million of dividends attributable to share repurchases in our Canada and Australia mortgage insurance businesses. See “Item 2—Liquidity and Capital Resources” for additional details.

•
Genworth Holdings Cash and Targeted Cash Buffer.
As of June 30, 2019, Genworth Holdings held $358 million of cash, cash equivalents and restricted cash and $45 million of unrestricted and restricted U.S. government securities. The $403 million combined cash and liquid assets is below our targeted cash buffer of two times expected annual external debt interest payments by approximately $100 million. See “Item 2—Liquidity and Capital Resources” for additional details.

•
Intercompany Note Maturity.
Genworth Holdings currently has an intercompany note due to GLIC on March 31, 2020 with a principal amount of $200 million. In conjunction with the Merger with China Oceanwide and as discussed above, GLAIC will purchase from GLIC this intercompany note at fair value, but not less than $200 million.

Financial Strength Ratings
On July 1, 2019, Standard & Poor’s Financial Services, LLC (“S&P”) revised its ratings criteria for insurance companies. Subsequently, on July 25, 2019, S&P downgraded the financial strength rating of Genworth Financial Mortgage Insurance Pty Limited, our principal Australia mortgage insurance subsidiary, from “A+” (Strong) to “A” (Strong). In addition to the change in criteria, the downgrade was based largely on Genworth Financial Mortgage Insurance Pty Limited’s weakened competitive position in the local market and a lack of diversification as a monoline insurer. Likewise, a decrease in revenues and earnings over the past five years raised concerns over the ability to withstand large shocks, in the view of S&P.
On June 19, 2019, Moody’s Investors Service, Inc. (“Moody’s”) upgraded the financial strength rating of Genworth Mortgage Insurance Corporation (“GMICO”), our principal U.S. mortgage insurance subsidiary, from “Ba1” (Questionable) to “Baa3” (Adequate). The upgrade of GMICO was based on its improving profitability, market position and healthy capital levels in relation to the GSEs’ requirements. Moody’s also downgraded the financial strength rating of GLAIC, one of our principal life insurance subsidiaries, from “Ba3” (Questionable) to “B1” (Poor). The downgrade of GLAIC was based on continuing earnings volatility and lower margins.
Other than described above, there were no changes in the financial strength ratings of our insurance subsidiaries subsequent to February 27, 2019, the date we filed our 2018 Annual Report on Form 10-K. For a discussion of the financial strength ratings of our insurance subsidiaries, see “Item 1—Financial Strength Ratings” in our 2018 Annual Report on Form 10-K.
Consolidated
General Trends and Conditions
The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities. The U.S. and international financial markets in which we operate have been impacted by concerns regarding regulatory changes, global trade and modest global growth. During 2018, the global economy improved and most countries in which we conduct business saw improved levels of gross domestic product (“GDP”) growth. This global growth continued into 2019, particularly in the U.S., which experienced better than expected GDP growth in the first half of 2019, driven in part by strong consumer spending. In spite of this better than expected first half of 2019 results, many economic uncertainties remain, including, U.S. and China trade tensions, fluctuating oil and commodity prices, a negative inflation outlook and global growth concerns. Near term inflation remains relatively stable but long-term forecasts indicate signs of volatility, which has resulted in a negative outlook. Historic low interest rates began to rise in 2018 given actions taken by the U.S. Federal Reserve and other central banks, although long-term interest rates remain at low levels and interest rates reversed course from their upward trend and declined during the first half of 2019. The U.S. Federal Reserve did not increase rates during the second quarter of 2019 and signaled that they are weighing a potential interest rate decrease in 2019 and/or 2020. Prior to the second quarter of 2019, the U.S. Federal Reserve projected no additional rate increases in 2019 and one increase in 2020. The modification in the forecast reflects economic concerns relating to ongoing global trade tensions, slower global growth and a negative inflation outlook. Given this forecast, we expect interest rates will remain low as compared to historical norms. Likewise, we remain uncertain at the pace in which future interest rate increases or decreases will occur and its ultimate impact on our businesses. The U.S. Treasury yield curve steepened in the second quarter of 2019 with short-term interest rates decreasing at a higher rate than long-term interest rate decreases. Portions of the U.S. Treasury yield curve inverted in late May 2019 and continued through the end of the second quarter of 2019, as the yield on the U.S. 10-year Treasury note dipped below the yield on the 3-month Treasury bill. Credit markets also experienced a brief period of volatility in May 2019, with spread widening due to escalating global trade tensions, but subsequently recovered in June 2019 driven mostly by renewed optimism on trade, expectations on accommodative central bank policies and rebounding investor demand for bonds. For a discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2018 Annual Report on Form 10-K.
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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$1,126	$1,136	$(10)	(1)%
Net investment income	852	828	24	3%
Net investment gains (losses)	(45)	(14)	(31)	NM (1)
Policy fees and other income	223	209	14	7%

Total revenues	2,156	2,159	(3)	—%

Benefits and expenses:
Benefits and other changes in policy reserves	1,270	1,205	65	5%
Interest credited	146	152	(6)	(4)%
Acquisition and operating expenses, net of deferrals	247	253	(6)	(2)%
Amortization of deferred acquisition costs and intangibles	95	112	(17)	(15)%
Interest expense	73	77	(4)	(5)%

Total benefits and expenses	1,831	1,799	32	2%

Income before income taxes	325	360	(35)	(10)%
Provision for income taxes	107	111	(4)	(4)%

Net income	218	249	(31)	(12)%
Less: net income attributable to noncontrolling interests	50	59	(9)	(15)%

Net income available to Genworth Financial, Inc.’s common stockholders	$168	$190	$(22)	(12)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums.
Premiums are primarily earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.
•	Our Australia Mortgage Insurance segment decreased $26 million predominantly from higher policy cancellations in the prior year mostly due to an initiative implemented in the second quarter of 2018 to more promptly identify loans that were discharged or refinanced and from the seasoning of our smaller, more recent in-force books of business. The three months ended June 30, 2019 included a decrease of $7 million attributable to changes in foreign exchange rates.

•	Our Canada Mortgage Insurance segment decreased $6 million primarily from changes attributable to foreign exchange rates in the current year.

•	Our U.S. Mortgage Insurance segment increased $22 million mainly attributable to higher insurance in-force in the current year.

•	Our U.S. Life Insurance segment increased $1 million. Our long-term care insurance business increased $8 million largely from $24 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in the current year. Our life insurance business decreased $7 million mainly attributable to the continued runoff of our term life insurance products.

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
•	Our U.S. Life Insurance segment increased $18 million mostly attributable to our life insurance business due to a $21 million favorable correction related to ceded premiums on universal life insurance policies, partially offset by a favorable model refinement in the prior year that did not recur.

•	Our Runoff segment decreased $3 million principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.

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
•	Our U.S. Life Insurance segment increased $48 million. Our long-term care insurance business increased $22 million principally related to the aging of the in-force block (including higher frequency of new claims), higher severity of new claims, lower claim terminations and an increase in incremental reserves of $49 million recorded in connection with an accrual for profits followed by losses in the current year. These increases were partially offset by a higher favorable impact of $100 million from reduced benefits in the current year related to in-force rate actions approved and implemented and from favorable development on prior year incurred but not reported claims. The current year also included favorable utilization of available benefits. Our life insurance business increased $19 million primarily attributable to a favorable model refinement in the prior year that did not recur and higher mortality in the current year compared to the prior year. Our fixed annuities business increased $7 million largely attributable to $5 million of higher reserves in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of a decrease in interest rates in the current year. The increase was also due to lower mortality in the current year compared to the prior year. These increases were partially offset by lower interest credited in the current year due to block runoff.

•	Our U.S. Mortgage Insurance segment increased $14 million. Benefits and other changes in policy reserves were zero in the current year but increased compared to the prior year. Lower net benefits from cures and aging of existing delinquencies were offset by a $10 million favorable reserve adjustment and a lower average reserve on new delinquencies in the current year. The prior year also included a $28 million favorable reserve adjustment. These favorable reserve adjustments were mostly associated with lower expected claim rates.

•	Our Runoff segment increased $6 million primarily attributable to higher mortality in both our variable annuity and corporate-owned life insurance products in the current year.

•	Our Australia Mortgage Insurance segment decreased $3 million largely from changes in foreign exchange rates in the current year. Excluding the effects of changes in foreign exchange rates, benefits and other changes in policy reserves were flat as higher reserves on new delinquencies were offset by higher reserve releases for cures in the current year.

•	Our Canada Mortgage Insurance segment was flat as lower new delinquencies, net of cures, and modestly higher favorable development in our loss reserves were offset by a higher average reserve per delinquency, primarily attributable to increased losses in Alberta in the current year.

Interest credited.
Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.
•	Our U.S. Life Insurance segment decreased $10 million. Our life insurance and fixed annuities businesses decreased $2 million and $8 million, respectively, primarily driven by a decline in average account values and lower crediting rates in the current year.

•	Our Runoff segment increased $4 million largely related to higher interest in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals.
Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are costs and expenses that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. The current year included a $2 million early redemption fee in our Canada Mortgage Insurance segment related to the repayment of CAD$100 million of the 5.68% senior notes originally scheduled to mature in June 2020.
Amortization of deferred acquisition costs and intangibles.
Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.
•	Our U.S. Life Insurance segment decreased $11 million primarily related to our life insurance business principally from an unfavorable model refinement in the prior year that did not recur, partially offset by higher lapses primarily associated with our large

20-year

term life insurance block issued in 1999 entering its post-level premium period and higher reinsurance rates in the current year.

•	Our Runoff segment decreased $4 million related to our variable annuity products mainly from favorable equity market performance in the current year.

•	Our Australia Mortgage Insurance segment decreased $3 million primarily from lower contract fees amortization and from changes in foreign exchange rates in the current year.

Interest expense.
Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits. Corporate and Other activities decreased $5 million largely driven by the redemption of $597 million of Genworth Holding’s senior notes in May 2018.
Provision for income taxes.
The effective tax rate increased to 32.9% for the three months ended June 30, 2019 from 30.8% for the three months ended June 30, 2018. The increase was principally driven by a tax expense in the current year related to the GILTI provision of the TCJA. GILTI has an unfavorable impact on our current year effective tax rate due to the utilization of net operating loss carryforwards and projected taxable losses in the U.S. life insurance businesses without any offsetting foreign tax credit carryforwards. The unfavorable impact on the effective rate is expected to continue for the remainder of 2019 and into 2020 but is subject to change depending on variations in business results and a potential disposition of Genworth Canada.
Net income attributable to noncontrolling interests
. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$2,240	$2,276	$(36)	(2)%
Net investment income	1,681	1,632	49	3%
Net investment gains (losses)	29	(45)	74	164%
Policy fees and other income	410	411	(1)	—%

Total revenues	4,360	4,274	86	2%

Benefits and expenses:
Benefits and other changes in policy reserves	2,571	2,516	55	2%
Interest credited	293	308	(15)	(5)%
Acquisition and operating expenses, net of deferrals	498	493	5	1%
Amortization of deferred acquisition costs and intangibles	186	216	(30)	(14)%
Interest expense	145	153	(8)	(5)%

Total benefits and expenses	3,693	3,686	7	—%

Income before income taxes	667	588	79	13%
Provision for income taxes	219	174	45	26%

Net income	448	414	34	8%
Less: net income attributable to noncontrolling interests	106	112	(6)	(5)%

Net income available to Genworth Financial, Inc.’s common stockholders	$342	$302	$40	13%

Premiums
•	Our Australia Mortgage Insurance segment decreased $41 million predominantly from the seasoning of our smaller, more recent in-force books of business and from higher policy cancellations in the prior year. The six months ended June 30, 2019 included a decrease of $15 million attributable to changes in foreign exchange rates.

•	Our Canada Mortgage Insurance segment decreased $19 million primarily from $13 million of changes attributable to foreign exchange rates in the current year, refinements in premium recognition factors in the prior year that did not recur and from the seasoning of our smaller, more recent in-force books of business.

•	Our U.S. Life Insurance segment decreased $12 million. Our long-term care insurance business increased $5 million. The increase was largely from $41 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in the current year. Our life insurance business decreased $17 million mainly attributable to the continued runoff of our term life insurance products and higher reinsurance rates in the current year.

•	Our U.S. Mortgage Insurance segment increased $37 million mainly attributable to higher insurance in-force in the current year.

Net investment income.
For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”
Net investment gains (losses).
For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income
•	Our Runoff segment decreased $8 million principally from lower fee income driven mostly by a decrease in the average account values in our variable annuity products in the current year.

•	Our U.S. Life Insurance segment increased $6 million mostly attributable to our life insurance business primarily driven by a $21 million favorable correction related to ceded premiums on universal life insurance policies, partially offset by a favorable model refinement in the prior year that did not recur and a decline in our term universal and universal life insurance in-force

blocks in the current year.

Benefits and other changes in policy reserves
•	Our U.S. Life Insurance segment increased $46 million. Our long-term care insurance business increased $21 million principally related to the aging of the in-force block (including higher frequency of new claims), higher severity of new claims, lower claim terminations and an increase in incremental reserves of $49 million recorded in connection with an accrual for profits followed by losses in the current year. These increases were partially offset by a higher favorable impact of $161 million from reduced benefits in the current year related to in-force rate actions approved and implemented and from favorable development on prior year incurred but not reported claims. Our life insurance business increased $14 million primarily attributable to a favorable model refinement in the prior year that did not recur. Our fixed annuities business increased $11 million largely attributable to $22 million of higher reserves in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of portfolio management actions and from a decrease in the projected yield curve. This increase was partially offset by lower interest credited in the current year due to block runoff.

•	Our U.S. Mortgage Insurance segment increased $14 million primarily from a lower favorable reserve adjustment in the current year. We recorded a $10 million favorable reserve adjustment in the current year compared to a $28 million favorable reserve adjustment in the prior year. These adjustments were mostly associated with lower expected claim rates. The increase was also attributable to lower net benefits from cures and aging of existing delinquencies, partially offset by a lower average reserve on new delinquencies in the current year.

•	Our Canada Mortgage Insurance segment increased $1 million principally from a higher average reserve per delinquency, primarily attributable to increased losses in Alberta, mostly offset by lower new delinquencies, net of cures in the current year.

•	Our Australia Mortgage Insurance segment decreased $5 million from changes attributable to foreign exchange rates in the current year. Excluding the effects of changes in foreign exchange rates, benefits and other changes in policy reserves were flat as higher reserves on new delinquencies were offset by higher reserve releases for cures in the current year.

•	Our Runoff segment decreased $1 million primarily attributable to lower guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to favorable equity market performance, mostly offset by higher mortality in both our variable annuity and corporate-owned life insurance products in the current year.

Interest credited
•	Our U.S. Life Insurance segment decreased $23 million. The decrease was due to our life insurance and fixed annuities businesses, which decreased $5 million and $18 million, respectively, primarily driven by a decline in average account values and lower crediting rates in the current year.

•	Our Runoff segment increased $8 million largely related to higher interest in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals
•	Our U.S. Mortgage Insurance segment increased $6 million primarily attributable to higher operating costs driven mostly by increased sales in the current year.

•	Our Canada Mortgage Insurance segment increased $5 million mainly from higher operating costs and from a $2 million early redemption fee related to the repayment of CAD$100 million of the 5.68% senior notes originally scheduled to mature in June 2020.

•	Corporate and Other activities decreased $6 million mainly driven by a decrease in employee related expenses and lower operating costs in the current year.

Amortization of deferred acquisition costs and intangibles
•	Our U.S. Life Insurance segment decreased $16 million driven mostly by our life insurance business principally from an unfavorable model refinement in the prior year that did not recur, partially offset by higher lapses primarily associated with our large

20-year

term life insurance block issued in 1999 entering its post-level premium period and higher reinsurance rates in the current year.

•	Our Runoff segment decreased $9 million largely related to our variable annuity products mainly from favorable equity market performance in the current year.

•	Our Australia Mortgage Insurance segment decreased $5 million largely from lower contract fees amortization and from changes in foreign exchange rates in the current year.

Interest expense.
 The decrease was largely related to Corporate and Other activities, which decreased $9 million. The decrease was mostly attributable to the redemption of $597 million of Genworth Holdings’ senior notes in May 2018, partially offset by higher interest expense attributable to the term loan that Genworth Holdings closed in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year.

Provision for income taxes.
The effective tax rate increased to 32.8% for the six months ended June 30, 2019 from 29.6% for the six months ended June 30, 2018. The increase in the effective tax rate was primarily attributable to tax expense in the current year related to the GILTI provision of the TCJA. GILTI has an unfavorable impact on our current year effective tax rate due to the utilization of net operating loss carryforwards and projected taxable losses in the U.S. life insurance businesses without any offsetting foreign tax credit carryforwards. The unfavorable impact on the effective rate is expected to continue for the remainder of 2019 and into 2020 but is subject to change depending on variations in business results and a potential disposition of Genworth Canada.
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
In 2019, we revised how we tax the adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to align the tax rate used in the reconciliation to each segment’s local jurisdictional tax rate. Beginning in the first quarter of 2019, we used a tax rate of 27% and 30% for our Canada and Australia Mortgage Insurance segments, respectively, to tax effect their adjustments. Our domestic segments remain at a 21% tax rate. In 2018, we assumed a flat 21% tax rate on adjustments for all of our segments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.
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
The following table includes a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Net income	$218	$249	$448	$414
Less: net income attributable to noncontrolling interests	50	59	106	112

Net income available to Genworth Financial, Inc.’s common stockholders	168	190	342	302
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	43	12	(28)	29
(Gains) losses on early extinguishment of debt, net (2)	1	—	1	—
Expenses related to restructuring	—	—	4	—
Taxes on adjustments	(8)	(2)	6	(6)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$204	$200	$325	$325

(1)	For the three months ended June 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million and $(1) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $1 million and $(1)
million, respectively. For the six months ended June 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(5) million and $(4) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $6 million and $(12) million, respectively.

(2)	For the three and six months ended June 30, 2019, (gains) losses on the early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $1 million.

In the second quarter of 2019, we recorded a pre-tax loss of $1 million, net of the portion attributable to noncontrolling interests, related to the early redemption of CAD$100 million of Genworth Canada’s senior notes originally scheduled to mature in June 2020. In the first quarter of 2019, we recorded a pre-tax expense of $4 million related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
Earnings per share
Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2019	2018	2019	2018
Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.33	$0.38	$0.68	$0.60

Diluted	$0.33	$0.38	$0.67	$0.60

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.40	$0.40	$0.65	$0.65

Diluted	$0.40	$0.40	$0.64	$0.65

Weighted-average common shares outstanding:
Basic	503.4	500.6	502.3	500.1

Diluted	508.7	502.6	508.7	502.6

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
The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs and the U.S. government, including the Federal Housing Administration (“FHA”), the Federal Housing Finance Agency, and the U.S. Congress, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees, loan limits and alternative products such as those offered through Freddie Mac’s Integrated Mortgage Insurance (“IMAGIN”) and Fannie Mae’s Enterprise Paid Mortgage Insurance (“EPMI”) pilot programs, as well as low down payment programs available through the FHA or GSEs. For more information about the potential future impact, see “Item 1A—Risk Factors—Fannie Mae and Freddie Mac exert significant influence over the U.S. mortgage insurance market and changes to the role or structure of Freddie Mac or Fannie Mae could have a material adverse impact on our U.S. mortgage insurance business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2018 Annual Report on Form

10-K.
Estimated mortgage origination volume increased during the second quarter of 2019 compared to the second quarter of 2018 primarily due to lower interest rates. The estimated private mortgage insurance available market increased in the second quarter of 2019 compared to the second quarter of 2018 mainly due to higher originations. Our flow persistency was 82% during the second quarter of 2019 compared to 83% during the second quarter of 2018, due in part to lower interest rates. Our U.S. mortgage insurance estimated market share for the second quarter of 2019 increased compared to the first quarter of 2019. Our market share is influenced by the execution of our go to market strategy, including, but not limited to, the ongoing rollout of our proprietary risk-based pricing engine, GenRATE, and our selective participation in forward commitment transactions. However, our market share remains impacted by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition, the proposed transaction with China Oceanwide and pricing competition. For more information on the potential impacts due to competition, see “Item 1A—Risk Factors—Competitors could negatively affect our ability to maintain or increase our market share and profitability” in our 2018 Annual Report on Form 10-K.
The U.S. private mortgage insurance industry is highly competitive. There are currently six active mortgage insurers, including us. In the fourth quarter of 2018, our U.S. mortgage insurance business launched GenRATE, which provides lenders with a more granular approach to pricing for borrowers. All active U.S. mortgage insurers have now released proprietary risk-based pricing engines. We expect more new insurance written in the market to be priced using opaque pricing that will frequently provide a different price to lenders compared to prevailing rate cards. Given evolving market dynamics, we expect price competition to remain highly competitive.
New insurance written increased 39% during the second quarter of 2019 compared to the second quarter of 2018 primarily due to our higher estimated market share and a larger private mortgage insurance available market. Our largest customer accounted for a sizable percentage of our total new insurance written during the second quarter of 2019 and we expect this customer to exceed 10% of our total estimated new insurance written for 2019. No customer exceeded 10% of our new insurance written during 2018. Additionally, no customer had earned premiums that accounted for more than 10% of our U.S. mortgage insurance business total revenues in the second quarter of 2019 or the year ended December 31, 2018, and we estimate no customer will exceed 10% for the year ending December 31, 2019. The percentage of single premium new insurance written decreased during the second quarter of 2019 compared to the second quarter of 2018, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. For more information on the potential impacts due to customer concentration, see “Item 1A—Risk Factors—Our reliance on key customer or distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced” in our 2018 Annual Report on Form 10-K.
Our loss ratio was zero for the three months ended June 30, 2019 compared to (8)% for the three months ended June 30, 2018. The loss ratio increased primarily from a lower favorable reserve adjustment in the current year. We recorded a favorable reserve adjustment of $10 million and $28 million during the three months ended June 30, 2019 and 2018, respectively. These adjustments were mostly associated with lower expected claim rates.

As of June 30, 2019 and March 31, 2019, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 12.1:1 in each period, compared with a risk-to-capital ratio of approximately 12.5:1 as of December 31, 2018. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated within the business or capital support (if any) that we provide.
Under PMIERs, we are subject to operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The revised PMIERs was effective on March 31, 2019. As of June 30, 2019 and March 31, 2019, our U.S. mortgage insurance business had available assets of approximately 123% of the required assets under PMIERs in each period compared to approximately 129% under the previous PMIERs requirements as of December 31, 2018. The sufficiency ratios as of June 30, 2019 and March 31, 2019 were in excess of $650 million and $600 million of available assets above the PMIERs requirements, respectively, compared to $750 million of available assets above the previous PMIERs requirements as of December 31, 2018. This difference is primarily due to the elimination of any credit for future premiums in PMIERs that had previously been allowed on insurance policies written in 2008 or earlier. Reinsurance transactions provided an aggregate of approximately $470 million of PMIERs capital credit as of June 30, 2019.

Segment results of operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$206	$184	$22	12%
Net investment income	28	23	5	22%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	1	1	—	—%

Total revenues	235	208	27	13%

Benefits and expenses:
Benefits and other changes in policy reserves	—	(14)	14	100%
Acquisition and operating expenses, net of deferrals	44	45	(1)	(2)%
Amortization of deferred acquisition costs and intangibles	4	3	1	33%

Total benefits and expenses	48	34	14	41%

Income before income taxes	187	174	13	7%
Provision for income taxes	40	37	3	8%

Net income	147	137	10	7%
Adjustments to net income:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$147	$137	$10	7%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily attributable to higher insurance in-force and an increase in investment income in the current year. The current year also included an $8 million favorable reserve adjustment. Included in the prior year was a $22 million favorable reserve adjustment. These favorable reserve adjustments were mostly associated with lower expected claim rates.
Revenues
Premiums increased mainly attributable to higher insurance in-force in the current year.
Net investment income increased primarily from higher average invested assets and investment yields in the current year.
Benefits and expenses
Benefits and other changes in policy reserves were zero in the current year but increased compared to the prior year. Lower net benefits from cures and aging of existing delinquencies were offset by a $10 million favorable reserve adjustment and a lower average reserve on new delinquencies in the current year. The prior year also included a $28 million favorable reserve adjustment. These favorable reserve adjustments were mostly associated with lower expected claim rates.
Provision for income taxes.
The effective tax rate was 21.3% and 21.2% for the three months ended June 30, 2019 and 2018, respectively, consistent with the U.S. corporate federal income tax rate.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$400	$363	$37	10%
Net investment income	56	44	12	27%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	2	1	1	100%

Total revenues	458	408	50	12%

Benefits and expenses:
Benefits and other changes in policy reserves	16	2	14	NM (1)
Acquisition and operating expenses, net of deferrals	90	84	6	7%
Amortization of deferred acquisition costs and intangibles	8	7	1	14%

Total benefits and expenses	114	93	21	23%

Income before income taxes	344	315	29	9%
Provision for income taxes	73	67	6	9%

Net income	271	248	23	9%
Adjustments to net income:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$271	$248	$23	9%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly from higher insurance in-force and an increase in investment income, partially offset by higher operating costs in the current year. The current year also included an $8 million favorable reserve adjustment. Included in the prior year was a $22 million favorable reserve adjustment. These favorable reserve adjustments were mostly associated with lower expected claim rates.
Revenues
Premiums increased mainly attributable to higher insurance in-force in the current year.

Net investment income increased primarily from higher average invested assets and investment yields in the current year.
Benefits and expenses
Benefits and other changes in policy reserves increased primarily from a lower favorable reserve adjustment in the current year. We recorded a $10 million favorable reserve adjustment in the current year compared to a $28 million favorable reserve adjustment in the prior year. These adjustments were mostly associated with lower expected claim rates. The increase was also attributable to lower net benefits from cures and aging of existing delinquencies, partially offset by a lower average reserve on new delinquencies in the current year.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs driven mostly by increased sales in the current year.
Provision for income taxes.
The effective tax rate was 21.3% and 21.2% for the six months ended June 30, 2019 and 2018, respectively, consistent with the U.S. corporate federal income tax rate.
U.S. Mortgage Insurance selected operating performance measures
The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Primary insurance in-force (1)	$178,500	$159,500	$19,000	12%
Risk in-force	$43,100	$38,700	$4,400	11%

(1)	Primary insurance in-force represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
New insurance written	$15,800	$11,400	$4,400	39%	$25,400	$20,400	$5,000	25%
Net premiums written	$204	$191	$13	7%	$397	$376	$21	6%

Primary insurance in-force and risk in-force
Primary insurance in-force increased largely from $19.2 billion in higher mortgage insurance written on prime-based, individually underwritten residential mortgage loans (“flow insurance”) in-force, which increased from $158.2 billion as of June 30, 2018 to $177.4 billion as of June 30, 2019 as a result of new insurance written and stable persistency, partially offset by lapses during the current year. The increase in flow insurance in-force was partially offset by a decline of $0.2 billion in mortgage insurance on a bulk basis (“bulk insurance”) in-force, which decreased from $1.3 billion as of June 30, 2018 to $1.1 billion as of June 30, 2019 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow insurance in-force. Flow persistency was 84% and 83% for the six months ended June 30, 2019 and 2018, respectively.
New insurance written
For the three and six months ended June 30, 2019, new insurance written increased primarily due to our higher estimated market share and a larger private mortgage insurance available market in the current year.

Net premiums written
Net premiums written for the three and six months ended June 30, 2019 increased primarily from higher average flow insurance in-force in the current year.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Loss ratio	—%	(8)%	8%	4%	—%	4%
Expense ratio (net earned premiums)	24%	26%	(2)%	25%	25%	—%
Expense ratio (net premiums written)	24%	25%	(1)%	25%	24%	1%

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
The loss ratio for the three and six months ended June 30, 2019 increased primarily from a lower favorable reserve adjustment in the current year. We recorded a $10 million favorable reserve adjustment in the current year compared to a $28 million favorable reserve adjustment in the prior year. These adjustments were mostly associated with lower expected claim rates. The current year favorable reserve adjustment of $10 million reduced the loss ratio by five percentage points for the three months ended June 30, 2019. The prior year favorable reserve adjustment of $28 million reduced the loss ratio by 15 percentage points and eight percentage points for the three and six months ended June 30, 2018, respectively.
The expense ratio (net earned premiums) for the three months ended June 30, 2019 decreased mainly driven by higher net earned premiums in the current year.
The expense ratio (net premiums written) decreased slightly for the three months ended June 30, 2019 largely due to higher net premiums written in the current year and increased slightly for the six months ended June 30, 2019 primarily due to higher operating costs, partially offset by higher net premiums written in the current year.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2019	December 31, 2018	June 30, 2018
Primary insurance:
Insured loans in-force	818,358	783,288	762,727
Delinquent loans	15,482	17,159	18,051
Percentage of delinquent loans (delinquency rate)	1.89%	2.19%	2.37%

Flow loans in-force	806,739	770,657	748,497
Flow delinquent loans	15,070	16,670	17,505
Percentage of flow delinquent loans (delinquency rate)	1.87%	2.16%	2.34%

Bulk loans in-force	11,619	12,631	14,230
Bulk delinquent loans (1)	412	489	546
Percentage of bulk delinquent loans (delinquency rate)	3.55%	3.87%	3.84%

A minus and sub-prime loans in-force	14,180	15,348	16,928
A minus and sub-prime delinquent loans	2,367	2,727	3,058
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	16.69%	17.77%	18.06%

Pool insurance:
Insured loans in-force	4,331	4,535	4,774
Delinquent loans	177	220	204
Percentage of delinquent loans (delinquency rate)	4.09%	4.85%	4.27%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 347 as of June 30, 2019, 403 as of December 31, 2018 and 445 as of June 30, 2018.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the residential real estate market in the United States stabilized subsequent to those book years and strengthened during recent years. In addition, we experienced lower foreclosure starts during 2018, which continued in 2019. However, our 2005 through 2008 book years continue to make up the majority of our existing delinquencies as well as new delinquencies, therefore, we may experience variability in our delinquency rates.
The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2019
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,629	$26	$341	8%
4 - 11 payments	4,162	75	190	39%
12 payments or more	3,279	121	167	72%

Total	15,070	$222	$698	32%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2018
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,360	$31	$365	8%
4 - 11 payments	4,591	88	208	42%
12 payments or more	3,719	142	188	76%

Total	16,670	$261	$761	34%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary	Percent of total	Delinquency rate
	risk in-force as of June 30, 2019	reserves as of June 30, 2019 (1)	June 30, 2019	December 31, 2018	June 30, 2018
By Region:
Southeast (2)	18%	21%	2.18%	2.63%	3.15%
Pacific (3)	17	10	1.22%	1.29%	1.30%
South Central (4)	16	11	1.79%	2.11%	2.30%
Northeast (5)	12	28	2.87%	3.43%	3.74%
North Central (6)	11	9	1.79%	1.98%	1.96%
Great Lakes (7)	11	7	1.56%	1.72%	1.72%
Mid-Atlantic (8)	6	5	1.81%	2.16%	2.19%
New England (9)	5	6	1.95%	2.23%	2.27%
Plains (10)	4	3	1.67%	1.87%	1.88%

Total	100%	100%	1.89%	2.19%	2.37%

(1)	Total reserves were $254 million as of June 30, 2019.

(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.

(3)	Alaska, California, Hawaii, Nevada, Oregon and Washington.

(4)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.

(5)	New Jersey, New York and Pennsylvania.

(6)	Illinois, Minnesota, Missouri and Wisconsin.

(7)	Indiana, Kentucky, Michigan and Ohio.

(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.

(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary	Percent of total	Delinquency rate
	risk in-force as of June 30, 2019	reserves as of June 30, 2019 (1)	June 30, 2019	December 31, 2018	June 30, 2018
By State:
California	10%	5%	1.26%	1.28%	1.21%
Texas	7%	5%	1.86%	2.29%	2.77%
Florida	6%	12%	2.26%	2.91%	4.57%
Illinois	5%	6%	2.10%	2.26%	2.27%
New York	5%	16%	3.12%	3.64%	3.99%
Washington	5%	2%	0.90%	1.04%	1.05%
Michigan	4%	2%	1.28%	1.40%	1.26%
Pennsylvania	4%	4%	2.24%	2.79%	2.80%
North Carolina	4%	3%	1.82%	2.27%	2.15%
Ohio	3%	3%	1.69%	1.97%	1.98%

(1)	Total reserves were $254 million as of June 30, 2019.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of June 30, 2019:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.10%	8.4%	$1,515	0.9%	$285	0.7%
2005 - 2008	5.47%	58.2	17,576	9.8	4,037	9.4
2009 - 2012	4.29%	2.2	3,934	2.2	913	2.1
2013	4.11%	1.8	4,755	2.7	1,162	2.7
2014	4.45%	4.4	8,277	4.6	2,013	4.7
2015	4.15%	6.2	16,648	9.3	4,023	9.3
2016	3.89%	7.5	30,515	17.1	7,348	17.0
2017	4.25%	7.2	33,245	18.6	8,087	18.8
2018	4.77%	3.9	36,887	20.7	9,025	20.9
2019	4.75%	0.2	25,129	14.1	6,191	14.4

Total portfolio	4.53%	100.0%	$178,481	100.0%	$43,084	100.0%

(1)	Total reserves were $254 million as of June 30, 2019.

Canada Mortgage Insurance segment
As described above in “—Strategic Update,” in connection with the Eleventh Waiver and Agreement, to facilitate the China Oceanwide transaction, the parties concluded that exploring a potential disposition of our mortgage insurance business in Canada, Genworth Canada, is in the best interests of the parties.
Trends and conditions
Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the second quarter of 2019, the Canadian dollar weakened against the U.S. dollar compared to the second quarter of 2018, which negatively impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Canadian GDP is expected to have experienced moderate growth in the second quarter of 2019 compared to the second quarter of 2018, reflecting increases in exports, strong business and residential investment and consumer consumption growth. The overnight interest rate in Canada remained flat at 1.75% in the second quarter of 2019. Canada’s unemployment rate declined to 5.5% at the end of the second quarter of 2019 compared to 5.8% at the end of the first quarter of 2019 driven by strong employment levels.
National home prices increased by 1% in the second quarter of 2019 compared to the second quarter of 2018 largely driven by increases in both Ontario and Quebec, partially offset by declines in British Columbia and Alberta. National home sales in Canada increased in the second quarter of 2019 by approximately 6% compared to the second quarter of 2018 led by strong home sales in Ontario and Quebec, partially offset by decreases in British Columbia.
In our mortgage insurance business in Canada, losses were flat in the second quarter of 2019 compared to the second quarter of 2018 primarily from lower new delinquencies, net of cures and modestly higher favorable development in our loss reserves, offset by a higher average reserve per delinquency, resulting from a higher proportion of outstanding delinquencies in Alberta, which carry a higher average reserve amount. Our loss ratio in Canada was 15% for the second quarter of 2019. We expect our full year 2019 loss ratio to be the same or modestly higher than our full year 2018 loss ratio of 15% as overall macroeconomic conditions are expected to remain stable.
In the second quarter of 2019, flow new insurance written volumes were up in our mortgage insurance business in Canada compared to the second quarter of 2018 primarily from a modestly larger flow mortgage originations market. Excluding the effects of foreign exchange, earned premiums remained flat during the second quarter of 2019 compared to the second quarter of 2018.
Bulk new insurance written levels were higher in the second quarter of 2019 compared to the second quarter of 2018 primarily due to increased customer demand, partially offset by a lower average premium rate. Insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of bulk mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance.
We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”) and the Insurance Companies Act (Canada), under which our mortgage insurance business in Canada is required to meet a minimum MICAT ratio to support its outstanding mortgage insurance in-force per the MICAT guideline released by the Office of the Superintendent of Financial Institutions (“OSFI”) on August 9, 2018. The MICAT guideline was effective January 1, 2019 and replaced the guideline titled “Minimum Capital Test for Federally Regulated Property and Casualty Insurance Companies” and the capital advisory titled “Capital Requirements for Federally Regulated Mortgage Insurers.” The OSFI supervisory MICAT target ratio and the minimum MICAT ratio under PRMHIA are 150%. The primary changes included a 5% increase of the total asset requirement, elimination of the requirement to use updated credit scores for 2015 and prior book years and a transitional arrangement that provides a phase-in period for the increased capital required for insurance risk on outstanding insured mortgages as of December 31, 2018. We expect the benefit from the transitional arrangement to run off in the current year. The MICAT guideline did not have a material impact on our regulatory solvency as reported at June 30, 2019 as the impact of the elimination of the one-time credit score update for 2015 and prior books more than offset the 5% increase in the total asset requirement on existing insurance in-force. In addition, we expect these new requirements to permit our mortgage insurance business in Canada to more closely align its actual capital levels with its targeted operating range and allow for meaningful levels of capital redeployment in addition to regular quarterly dividends. In the second quarter of 2019, Genworth Canada returned additional capital to shareholders via share repurchases of approximately CAD$68 million and a special dividend of CAD$0.40 per share or approximately CAD$34 million in aggregate. As of June 30, 2019, our MICAT ratio under the framework was approximately 169%, which was above the supervisory target.

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
Canada’s 2019-20 federal budget released on March 19, 2019 includes a new program called the First-Time Home Buyers Incentive (“FTHBI”) intended to help with housing affordability. Under the program, for qualifying borrowers, the Canada Mortgage and Housing Corporation (“CMHC”) will contribute up to 10% of the value of a newly built home or 5% of the value of a resale in exchange for a corresponding equity stake in the home. The FTHBI program is expected to launch in September 2019 and will require borrowers to meet minimum insured mortgage down payment requirements to ensure they are invested in their purchase. The program is capped at CAD$1.25 billion over three years, and the incentive will be further limited to households with a maximum combined income of CAD$120,000, with total borrowing limited to four times the income level. The specific details of this program are still being finalized and details announced to date are subject to change. However, the Department of Finance has publicly stated that our mortgage insurance business in Canada will be eligible to participate in this program when launched. The business is participating in consultations with the Government of Canada and CMHC on this program and believes it is premature to determine the potential impact of this announcement and its ultimate impact on our mortgage insurance business in Canada.

Segment results of operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$125	$131	$(6)	(5)%
Net investment income	35	34	1	3%
Net investment gains (losses)	1	(15)	16	107%

Total revenues	161	150	11	7%

Benefits and expenses:
Benefits and other changes in policy reserves	19	19	—	—%
Acquisition and operating expenses, net of deferrals	22	20	2	10%
Amortization of deferred acquisition costs and intangibles	11	11	—	—%
Interest expense	5	4	1	25%

Total benefits and expenses	57	54	3	6%

Income before income taxes	104	96	8	8%
Provision for income taxes	29	24	5	21%

Net income	75	72	3	4%
Less: net income attributable to noncontrolling interests	35	32	3	9%

Net income available to Genworth Financial, Inc.’s common stockholders	40	40	—	—%
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	—	8	(8)	(100)%
(Gains) losses on early extinguishment of debt, net (3)	1	—	1	NM (1)
Taxes on adjustments	—	(2)	2	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$41	$46	$(5)	(11)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the three months ended June 30, 2019 and 2018, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $1 million and $(7) million, respectively.

(3)	For the three months ended June 30, 2019, (gains) losses on the early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $1 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by higher taxes and changes in foreign exchange rates in the current year.
Revenues
Premiums decreased primarily from $6 million of changes attributable to foreign exchange rates in the current year.

We had net investment gains in the current year compared to net investment losses in the prior year. Net investment gains in the current year were primarily driven by net realized gains from the sale of investment securities and derivative gains, mostly offset by a decrease in the fair value of preferred equity securities. Net investment losses in the prior year were primarily driven by derivative losses largely from hedging non-functional currency transactions and from changes in the fair value of equity securities, partially offset by derivative gains on interest rate swaps.
Benefits and expenses
Benefits and other changes in policy reserves were flat as lower new delinquencies, net of cures, and modestly higher favorable development in our loss reserves were offset by a higher average reserve per delinquency, primarily attributable to increased losses in Alberta in the current year.
Acquisition and operating expenses, net of deferrals, increased mainly driven by a $2 million early redemption fee related to the repayment of CAD$100 million of the 5.68% senior notes originally scheduled to mature in June 2020.
Provision for income taxes.
The effective tax rate increased to 27.6% for the three months ended June 30, 2019 from 25.5% for the three months ended June 30, 2018. The increase in the effective tax rate was primarily driven by an increase in expenses related to foreign withholding tax, partially offset by higher benefits in the current year from dividends received deduction.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$251	$270	$(19)	(7)%
Net investment income	69	68	1	1%
Net investment gains (losses)	—	(30)	30	100%

Total revenues	320	308	12	4%

Benefits and expenses:
Benefits and other changes in policy reserves	38	37	1	3%
Acquisition and operating expenses, net of deferrals	42	37	5	14%
Amortization of deferred acquisition costs and intangibles	21	21	—	—%
Interest expense	9	9	—	—%

Total benefits and expenses	110	104	6	6%

Income before income taxes	210	204	6	3%
Provision for income taxes	58	54	4	7%

Net income	152	150	2	1%
Less: net income attributable to noncontrolling interests	71	68	3	4%

Net income available to Genworth Financial, Inc.’s common stockholders	81	82	(1)	(1)%
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	—	17	(17)	(100)%
(Gains) losses on early extinguishment of debt, net (3)	1	—	1	NM (1)
Taxes on adjustments	—	(4)	4	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$82	$95	$(13)	(14)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the six months ended June 30, 2018, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(13) million.

(3)	For the six months ended June 30, 2019, (gains) losses on the early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $1 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower earned premiums largely from changes in foreign exchange rates in the current year, refinements in premium recognition factors in the prior year that did not recur and from the seasoning of our smaller, more recent in-force

books of business. The decrease was also attributable to higher operating costs in the current year.
Revenues
Premiums decreased primarily from $13 million of changes attributable to foreign exchange rates in the current year, refinements in premium recognition factors in the prior year that did not recur and from the seasoning of our smaller, more recent in-force books of business.

Net investment gains (losses) were zero in the current year as derivative gains from hedging non-functional

currency transactions and net realized gains from the sale of investment securities were offset by derivative losses on interest rate swaps and losses from changes in the fair value of preferred equity securities. Net investment losses in the prior year were primarily driven by derivative losses largely from hedging non-functional

currency transactions and from changes in the fair value of equity securities, partially offset by derivative gains on interest rate swaps.
Benefits and expenses
Benefits and other changes in policy reserves increased slightly principally from a higher average reserve per delinquency, primarily attributable to increased losses in Alberta, mostly offset by lower new delinquencies, net of cures in the current year.
Acquisition and operating expenses, net of deferrals, increased mainly from higher operating costs and from a $2 million early redemption fee related to the repayment of CAD$100 million of the 5.68% senior notes originally scheduled to mature in June 2020.
Provision for income taxes.

The effective tax rate increased to 27.6% for the six months ended June 30, 2019 from 26.5% for the six months ended June 30, 2018. The increase in the effective tax rate was primarily driven by an increase in expenses related to foreign withholding tax, partially offset by higher benefits in the current year from dividends received deduction.
Canada Mortgage Insurance selected operating performance measures
The following tables set forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Primary insurance in-force	$395,700	$380,200	$15,500	4%
Risk in-force	$138,500	$133,100	$5,400	4%

Three months ended June 30,	Increase (decrease) and percentage change	Six months ended June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
New insurance written	$5,800	$4,600	$1,200	26%	$8,700	$8,000	$700	9%
Net premiums written	$145	$133	$12	9%	$224	$225	$(1)	—%

Primary insurance in-force and risk in-force
Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the three and six months ended June 30, 2019 and 2018, this factor was 35%.
Primary insurance in-force and risk in-force increased primarily as a result of new flow and bulk insurance written as well as changes in foreign exchange rates. Insurance in-force and risk in-force included increases of $2.2 billion and $0.8 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written
New insurance written for the three and six months ended June 30, 2019 increased primarily from higher bulk insurance written largely due to increased customer demand and from higher flow mortgage insurance written, largely attributable to a modestly larger flow mortgage originations market. The three and six months ended June 30, 2019 included decreases of $300 million and $400 million, respectively, attributable to changes in foreign exchange rates.
Net premiums written
Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. Our unearned premium reserves were $1.6 billion and $1.5 billion as of June 30, 2019 and December 31, 2018, respectively.
Excluding the effect of changes in foreign exchange rates, net premiums written increased for the three and six months ended June 30, 2019 primarily from higher flow and bulk new insurance written. The three and six months ended June 30, 2019 included decreases of $6 million and $11 million, respectively, attributable to changes in foreign exchange rates.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Loss ratio	15%	15%	—%	15%	14%	1%
Expense ratio (net earned premiums)	26%	23%	3%	25%	21%	4%
Expense ratio (net premiums written)	22%	23%	(1)%	28%	26%	2%

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
The loss ratio was flat for the three months ended June 30, 2019 as lower new delinquencies, net of cures, and modestly higher favorable development in our loss reserves were offset by a higher average reserve per delinquency. The loss ratio increased slightly for the six months ended June 30, 2019 primarily from a higher average reserve per delinquency, mostly offset by lower new delinquencies, net of cures in the current year.
The expense ratio (net earned premiums) increased for the three months ended June 30, 2019 primarily from higher operating expenses largely from a $2 million early redemption fee related to the repayment of CAD$100 million of the 5.68% senior notes originally scheduled to mature in June 2020. The expense ratio (net earned premiums) increased for the six months ended June 30, 2019 primarily from lower earned premiums and higher operating costs, including the early redemption fee as discussed above.
The expense ratio (net premiums written) decreased slightly for the three months ended June 30, 2019 largely from higher net premiums written in the current year. The expense ratio (net premiums written) increased for the six months ended June 30, 2019 primarily from higher operating expenses, including the early redemption fee, as discussed above, partially offset by higher net premiums written in the current year.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of the dates indicated:

	June 30, 2019	December 31, 2018	June 30, 2018
Primary insured loans in-force (1)	2,174,084	2,143,191	2,137,221
Delinquent loans	1,701	1,684	1,742
Percentage of delinquent loans (delinquency rate) (1)	0.08%	0.08%	0.08%
Flow loans in-force	1,523,128	1,499,304	1,470,826
Flow delinquent loans	1,340	1,310	1,406
Percentage of flow delinquent loans (delinquency rate)	0.09%	0.09%	0.10%
Bulk loans in-force	650,956	643,887	666,395
Bulk delinquent loans	361	374	336
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.06%	0.05%

(1)	As part of an ongoing effort to improve the estimate of outstanding insurance exposure, we are receiving updated outstanding loans in-force in Canada from almost all of our customers. As a result, we estimate that the outstanding loans in-force were 901,000 as of June 30, 2019, 910, 000 as of December 31, 2018 and 935,000 as of June 30, 2018. This is based on the extrapolation of the amounts reported by lenders to the entire insured population. The corresponding insured delinquency rate was 0.19% as of June 30, 2019, 0.18% as of December 31, 2018 and 0.19% as of June 30, 2018.

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

	Percent of primary risk in-force as of June 30, 2019	Delinquency rate
		June 30,	December 31,	June 30,
		2019	2018	2018
By province and territory:
Ontario	47%	0.03%	0.03%	0.03%
Alberta	17	0.21%	0.18%	0.17%
British Columbia	14	0.04%	0.04%	0.04%
Quebec	13	0.07%	0.10%	0.10%
Saskatchewan	3	0.27%	0.28%	0.28%
Nova Scotia	2	0.13%	0.13%	0.15%
Manitoba	2	0.09%	0.10%	0.10%
New Brunswick	1	0.08%	0.10%	0.15%
All other	1	0.20%	0.19%	0.20%

Total	100%	0.08%	0.08%	0.08%

Delinquency rates were flat compared to December 31, 2018 and June 30, 2018 reflecting regional housing market improvement primarily driven by stable macroeconomic conditions in most regions, offset by higher losses in Alberta.

Australia Mortgage Insurance segment
Trends and conditions
Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the second quarter of 2019, the Australian dollar weakened against the U.S. dollar compared to the second quarter of 2018, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.
The Australian GDP is expected to have experienced moderate growth in the second quarter of 2019, supported by growth in public demand, sustained expansion of non-mining business investment and an ongoing rise in resource exports. The cash rate was reduced to 1.00% on July 2, 2019, down from 1.25% at the end of the second quarter of 2019 and 1.50% at the end of the first quarter of 2019. The June 2019 unemployment rate increased to 5.2% from 5.0% at the end of the first quarter of 2019.
In the second quarter of 2019, Australia home prices continued their year over year downward trend, which began in the first quarter of 2018 after a period of robust home price appreciation. June 2019 home values were approximately 8% lower compared to June 2018, with declines experienced across the majority of the capital cities. The main drivers were the Sydney and Melbourne housing markets, with annual decreases of approximately 10% and 9%, respectively.
Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2018, which resulted in no changes to the earnings pattern adopted in the fourth quarter of 2017. The adjustment to our premium earnings pattern in the fourth quarter of 2017 was applied on a retrospective basis under U.S. GAAP, however, under local Australian Accounting Standards this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were different between the two accounting standards in the first half of 2019 and will be different in future periods.
Our mortgage insurance business in Australia had lower losses in the second quarter of 2019 compared to the second quarter of 2018 attributable to changes in foreign exchange rates. Excluding foreign exchange, losses were flat as higher reserves on new delinquencies were offset by higher reserve releases for cures in the current year. The loss ratio in Australia for the three months ended June 30, 2019 was 34%. We still expect the full year 2019 loss ratio in Australia to be similar to the full year 2018 loss ratio of 30%, as higher delinquencies and lower cures traditionally experienced in the first half of the year are expected to moderate in the second half of 2019.
In the second quarter of 2019, our mortgage insurance business in Australia experienced an increase in new insurance written volumes compared to the second quarter of 2018 primarily due to a higher level of bulk insurance transactions and higher flow volumes from certain key customers in the current year.
Gross written premiums were higher in the second quarter of 2019 compared to the second quarter of 2018 largely as a result of higher flow and bulk new insurance written from increased customer activity in the current year as housing markets stabilize. Earned premiums were lower in the second quarter of 2019 compared to the second quarter of 2018 primarily from higher policy cancellations in the prior year mostly from an initiative implemented in the second quarter of 2018 to more promptly identify loans that were discharged or refinanced and from the seasoning of our smaller, more recent in-force books of business.
Our mortgage insurance business in Australia is concentrated in a small number of key customers. In November 2016, we entered into a new contract with our largest customer, effective January 1, 2017, with a term of three years. In November 2018, we entered into a new contract with our second largest customer, effective

November 21, 2018, with a term of two years and the option to extend for an additional year at the customer’s discretion. In June 2018, we entered into a new contract with our third largest customer, effective July 1, 2018, with a term of three years. These three customers together represented 71% of our gross written premiums in the first half of 2019. On July 25, 2019, S&P downgraded the financial strength rating of Genworth Australia’s primary mortgage insurance subsidiary. Although the change in S&P’s rating has no immediate impact on the contractual arrangements between our mortgage insurance business in Australia and its customers, one key customer contract contains a provision that was triggered as a result of the ratings change, allowing that customer the option to terminate the contract. However, under this provision, our Australia mortgage insurance subsidiary has 30 days to demonstrate its credit strength and ensure that the potential termination right under this provision is not exercised. For additional details see “—Financial Strength Ratings.”
Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by the Australian Prudential Regulation Authority (“APRA”) and utilizes its Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of June 30, 2019, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 208%, representing an increase from 201% as of March 31, 2019, largely resulting from portfolio seasoning and policy cancellations, partially offset by share repurchase activity.
Segment results of operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$80	$106	$(26)	(25)%
Net investment income	15	18	(3)	(17)%
Net investment gains (losses)	1	12	(11)	(92)%

Total revenues	96	136	(40)	(29)%

Benefits and expenses:
Benefits and other changes in policy reserves	26	29	(3)	(10)%
Acquisition and operating expenses, net of deferrals	17	17	—	—%
Amortization of deferred acquisition costs and intangibles	9	12	(3)	(25)%
Interest expense	2	2	—	—%

Total benefits and expenses	54	60	(6)	(10)%

Income before income taxes	42	76	(34)	(45)%
Provision for income taxes	13	23	(10)	(43)%

Net income	29	53	(24)	(45)%
Less: net income attributable to noncontrolling interests	15	27	(12)	(44)%

Net income available to Genworth Financial, Inc.’s common stockholders	14	26	(12)	(46)%
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(1)	(6)	5	83%
Taxes on adjustments	—	2	(2)	(100)%

Adjusted operating income available to Genworth Financial, Inc.’scommon stockholders	$13	$22	$(9)	(41)%

(1)	For the three months ended June 30, 2018, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $6 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower premiums largely from higher policy cancellations in the prior year mostly due to an initiative implemented in the second quarter of 2018 to more promptly identify loans that were discharged or refinanced and from the seasoning of our smaller, more recent in-force books of business. The decrease was partially offset by lower contract fees amortization in the current year.
Revenues
Premiums decreased predominantly from higher policy cancellations in the prior year mostly due to an initiative implemented in the second quarter of 2018 to more promptly identify loans that were discharged or refinanced and from the seasoning of our smaller, more recent in-force books of business. The three months ended June 30, 2019 included a decrease of $7 million attributable to changes in foreign exchange rates.
Net investment income decreased largely from changes in foreign exchange rates, lower average invested assets and from lower investment yields in the current year.
Net investment gains decreased primarily from lower net realized gains from the sale of investment securities and from derivative losses in the current year.
Benefits and expenses
Benefits and other changes in policy reserves decreased largely from changes in foreign exchange rates in the current year. Excluding the effects of changes in foreign exchange rates, benefits and other changes in policy reserves were flat as higher reserves on new delinquencies were offset by higher reserve releases for cures in the current year.
Amortization of DAC and intangibles decreased primarily from lower contract fees amortization and from changes in foreign exchange rates in the current year.
Provision for income taxes.

The effective tax rate was 30.0% for both the three months ended June 30, 2019 and 2018, consistent with our jurisdictional rate.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$163	$204	$(41)	(20)%
Net investment income	31	35	(4)	(11)%
Net investment gains (losses)	13	3	10	NM (1)
Policy fees and other income	(1)	1	(2)	(200)%

Total revenues	206	243	(37)	(15)%

Benefits and expenses:
Benefits and other changes in policy reserves	54	59	(5)	(8)%
Acquisition and operating expenses, net of deferrals	34	34	—	—%
Amortization of deferred acquisition costs and intangibles	18	23	(5)	(22)%
Interest expense	4	4	—	—%

Total benefits and expenses	110	120	(10)	(8)%

Income before income taxes	96	123	(27)	(22)%
Provision for income taxes	29	37	(8)	(22)%

Net income	67	86	(19)	(22)%
Less: net income attributable to noncontrolling interests	35	44	(9)	(20)%

Net income available to Genworth Financial, Inc.’s common stockholders	32	42	(10)	(24)%
Adjustments to net income available to GenworthFinancial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(7)	(2)	(5)	NM (1)
Taxes on adjustments	2	1	1	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$27	$41	$(14)	(34)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the six months ended June 30, 2019 and 2018, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $6 million and $1 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower premiums largely from the seasoning of our smaller, more recent in-force books of business and from higher policy cancellations in the prior year. The decrease was partially offset by lower contract fees amortization in the current year.
Revenues
Premiums decreased predominantly from the seasoning of our smaller, more recent in-force books of business and from higher policy cancellations in prior year. The six months ended June 30, 2019 included a decrease of $15 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from changes in foreign exchange rates in the current year.
Net investment gains increased primarily from unrealized gains from changes in the fair value of equity securities in the current year compared to unrealized losses in the prior year, partially offset by lower gains from the sale of investment securities in the current year.
Benefits and expenses
Benefits and other changes in policy reserves decreased from $5 million of changes attributable to foreign exchange rates in the current year. Excluding the effects of changes in foreign exchange rates, benefits and other changes in policy reserves were flat as higher reserves on new delinquencies were offset by higher reserve releases for cures in the current year.
Amortization of DAC and intangibles decreased largely from lower contract fees amortization and from changes in foreign exchange rates in the current year.
Provision for income taxes.

The effective tax rate was 30.0% for both the six months ended June 30, 2019 and 2018, consistent with our jurisdictional rate.
Australia Mortgage Insurance selected operating performance measures
Our mortgage insurance business in Australia currently has structured insurance transactions with three lenders where it is in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force, risk in-force, new insurance written, loans in-force and delinquent loans, are excluded from the following tables. These arrangements represented approximately $157 million of risk in-force as of June 30, 2019.
The following tables set forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Primary insurance in-force	$215,600	$229,400	$(13,800)	(6)%
Risk in-force	$75,100	$79,900	$(4,800)	(6)%

Three months ended June 30,	Increase (decrease) and percentage change	Six months ended June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
New insurance written	$4,900	$4,600	$300	7%	$8,800	$8,000	$800	10%
Net premiums written	$58	$56	$2	4%	$110	$116	$(6)	(5)%

Primary insurance in-force and risk in-force
Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the three and six months ended June 30, 2019 and 2018, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force and risk in-force decreased primarily due to changes in foreign exchange rates and policy cancellations in the current year. Primary insurance in-force and risk in-force included decreases of $11.6 billion and $4.0 billion, respectively, from changes in foreign exchange rates.
New insurance written
New insurance written increased for the three and six months ended June 30, 2019 primarily due to new bulk insurance written and higher mortgage origination volume from certain key customers in the current year as housing markets stabilized. The three and six months ended June 30, 2019 included decreases of $500 million and $800 million, respectively, attributable to changes in foreign exchange rates.
Net premiums written
Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2019 and December 31, 2018, our unearned premium reserves were $1.0 billion and $1.1 billion, respectively.
Excluding the impact of changes in foreign exchange rates, net premiums written increased for the three and six months ended June 30, 2019 primarily due to higher mortgage origination volume from certain key customers. The increase for the six months ended June 30, 2019 was partially offset by lower net premiums written on structured insurance due to the timing of initial premiums received from a transaction in the prior year. The three and six months ended June 30, 2019 included decreases of $5 million and $10 million, respectively, attributable to changes in foreign exchange rates.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Loss ratio	34%	28%	6%	34%	29%	5%
Expense ratio (net earned premiums)	33%	27%	6%	32%	28%	4%
Expense ratio (net premiums written)	44%	50%	(6)%	47%	48%	(1)%

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
The loss ratio increased for the three and six months ended June 30, 2019 primarily from lower earned premiums driven mainly by the seasoning of our smaller, more recent in-force books of business and higher policy cancellations in the prior year. Losses were flat as higher reserves on new delinquencies were offset by higher reserve releases for cures in the current year.
The expense ratio (net earned premiums) increased for the three and six months ended June 30, 2019 primarily from lower net earned premiums as discussed above, partially offset by lower contract fees amortization in the current year.

The expense ratio (net premiums written) decreased for the three and six months ended June 30, 2019 primarily from higher net premiums written, as discussed above, and lower contract fees amortization in the current year.
Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	June 30, 2019	December 31, 2018	June 30, 2018
Primary insured loans in-force	1,308,811	1,332,906	1,354,614
Delinquent loans	7,891	7,145	7,306
Percentage of delinquent loans (delinquency rate)	0.60%	0.54%	0.54%
Flow loans in-force	1,200,603	1,226,219	1,247,229
Flow delinquent loans	7,642	6,931	7,076
Percentage of flow delinquent loans (delinquency rate)	0.64%	0.57%	0.57%
Bulk loans in-force	108,208	106,687	107,385
Bulk delinquent loans	249	214	230
Percentage of bulk delinquent loans (delinquency rate)	0.23%	0.20%	0.21%

Flow loans in-force decreased primarily from policy cancellations. Flow delinquent loans increased compared to December
31, 2018 and June 30, 2018 primarily from higher new delinquencies, net of cures, in the current year.
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

	Percent of primary risk in-force as of June 30, 2019	Delinquency rate
		June 30, 2019	December 31, 2018	June 30, 2018

By state and territory:
New South Wales	27%	0.45%	0.38%	0.37%
Queensland	23	0.81%	0.70%	0.73%
Victoria	23	0.45%	0.40%	0.42%
Western Australia	13	1.10%	0.98%	0.99%
South Australia	6	0.68%	0.68%	0.67%
Australian Capital Territory	3	0.25%	0.17%	0.18%
Tasmania	2	0.31%	0.31%	0.34%
New Zealand	2	0.02%	0.05%	0.06%
Northern Territory	1	0.83%	0.68%	0.61%

Total	100%	0.60%	0.54%	0.54%

Delinquency rates increased in the current year compared to December 31, 2018 and June 30, 2018 mainly from lower flow loans in-force as a result of policy cancellations and from higher new delinquencies, net of cures, in the current year.

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
Results of our U.S. life insurance businesses are also impacted by interest rates as our products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin. Low interest rates also increase reinvestment risk as higher yielding investments mature and are replaced with lower yielding investments and put pressure on the profitability and returns. During the first half of 2019, long-duration risk free interest rates declined which impacted our reinvestment rates. If this decline continues, it may impact our loss recognition testing and DAC recoverability testing. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Annual Report on Form 10-K.
We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. We completed our annual review of claim reserve assumptions for our long-term care insurance business in the fourth quarter of 2018. See “Long-term care insurance” below for more details. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. In the fourth quarter of 2018, we performed assumption reviews for our universal and term universal life insurance products as well as for our other U.S. life insurance products, including our long-term care insurance products, and completed our loss recognition testing. For our acquired block of long-term care insurance business and our fixed immediate annuity products, we monitor these blocks more frequently than annually given the premium deficiencies that existed in previous periods. We expect to complete our annual review of long-term care insurance claim reserve assumptions in the third quarter of 2019 and we expect to complete our loss recognition and cash flow testing as well as assumption reviews in the fourth quarter of 2019.
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
In connection with the updated assumptions and methodologies that increased claim reserves on existing claims in the fourth quarter of 2018, we now establish higher claim reserves on new claims, which decreased earnings in the first half of 2019 and we expect will decrease earnings going forward as higher reserves are recorded. Also, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. In addition, although new claim counts on our older long-term care insurance blocks of business will continue to decrease as the blocks run off, we are gaining more experience on our larger new blocks of business and expect continued growth in new claims on these blocks as policyholders reach older attained ages with higher likelihood of going on claim.
We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved in-force

rate actions may also cause fluctuations in our loss ratios during the period to the extent that reserves are adjusted to reflect policyholders electing benefit reductions or non-forfeiture

options. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the six months ended June 30, 2019 and 2018 was 78% and 79%, respectively.
As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force

policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. Executing on our multi-year long-term care insurance in-force

rate action plan with increased premiums and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force

rate actions, refer to “Significant Developments—U.S. Life Insurance.” As of June 30, 2019, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force

policies. We will also consider in the future, as we have in the past, litigation against states that decline actuarially justified rate increases.
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
Mortality levels may deviate each period from historical trends. Overall mortality experience was higher in the second quarter of 2019 compared to the first quarter of 2019 and second quarter of 2018; however, mortality for our universal life insurance blocks was lower in the second quarter of 2019 compared to the second quarter of 2018. We have experienced higher mortality than our then current and priced for assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations. Our mortality experience for older ages and late-duration premium periods and conversion products is emerging. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience and may be required to make further adjustments to our universal and term universal life insurance reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our assumptions, including mortality, may have a materially negative impact on our results of operations, financial condition and business.
Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post level guaranteed premium rate period, we expect to experience volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year level premium period business written in 1999 and 2000. In the first half of 2019 and in 2018 and 2017, we experienced higher lapses and accelerated DAC amortization associated with our large 15-year and 20-year level premium period term life insurance blocks entering their post level guaranteed premium rate periods. We anticipate this trend will continue for the remainder of 2019 and 2020 with accompanying higher DAC amortization and lower profitability as our large 20-year term life insurance blocks issued in 1999 and 2000 reach the end of their level premium periods. As of June 30, 2019, our term life insurance products had a DAC balance of $1.3 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.
Fixed annuities
Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, and expense and commission levels. Effective March 7, 2016, we suspended sales of our traditional fixed annuity products.

We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Due to the premium deficiency that existed in 2016, we continue to monitor our fixed immediate annuity products more frequently than annually and recorded additional charges during 2017, the fourth quarter of 2018 and the first two quarters of 2019. If interest rates decrease or remain at the current levels or increase at a slower pace than we assumed, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income and would result in higher income recognition over the remaining duration of the in-force

block.
For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.
Segment results of operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$713	$712	$1	—%
Net investment income	724	707	17	2%
Net investment gains (losses)	(36)	(10)	(26)	NM (1)
Policy fees and other income	187	169	18	11%

Total revenues	1,588	1,578	10	1%

Benefits and expenses:
Benefits and other changes in policy reserves	1,211	1,163	48	4%
Interest credited	106	116	(10)	(9)%
Acquisition and operating expenses, net of deferrals	142	146	(4)	(3)%
Amortization of deferred acquisition costs and intangibles	67	78	(11)	(14)%
Interest expense	4	4	—	—%

Total benefits and expenses	1,530	1,507	23	2%

Income before income taxes	58	71	(13)	(18)%
Provision for income taxes	19	21	(2)	(10)%

Net income	39	50	(11)	(22)%
Adjustments to net income:
Net investment (gains) losses, net (2)	35	9	26	NM (1)
Expenses related to restructuring	(1)	—	(1)	NM (1)
Taxes on adjustments	(7)	(2)	(5)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$66	$57	$9	16%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the three months ended June 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million in each period.

The following table sets forth adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$37	$22	$15	68%
Life insurance	10	4	6	150%
Fixed annuities	19	31	(12)	(39)%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$66	$57	$9	16%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
•	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders for our long-term care insurance business increased $15 million mainly attributable to $96 million of higher premiums and reduced benefits in the current year from in-force
rate actions approved and implemented and from favorable development on prior year incurred but not reported claims. The increase was also due to lower utilization of available benefits compared to the prior year. These increases were partially offset by higher severity and frequency of new claims, lower claim terminations and an increase in incremental reserves of $39 million recorded in connection with an accrual for profits followed by losses in the current year.
•	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders for our life insurance business increased $6 million mainly from a reinsurance correction and refinement resulting in a net favorable impact of $17 million in the current year. This increase was partially offset by higher lapses primarily associated with our large
20-year
term life insurance block issued in 1999 entering its post-level premium period and the continued runoff of our term life insurance products in the current year.
•	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $12 million in our fixed annuities business predominantly attributable to lower mortality in the current year compared to the prior year and an unfavorable charge of $4 million in connection with loss recognition testing in our fixed immediate annuity products.

Revenues
Premiums
•	Our long-term care insurance business increased $8 million largely from $24 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in the current year.

•	Our life insurance business decreased $7 million mainly attributable to the continued runoff of our term life insurance products.

Net investment income
•	Our long-term care insurance business increased $29 million largely from higher average invested assets in the current year.

•	Our life insurance business increased $5 million principally related to higher favorable prepayment speed adjustments on mortgage-backed securities and higher yields and average invested assets in the current year.

•	Our fixed annuities business decreased $17 million largely attributable to lower average invested assets in the current year due to block runoff.

Net investment gains (losses)
•	Our long-term care insurance business had net investment losses of $15 million in the current year compared to net investment gains of $3 million in the prior year. The change to net investment losses in the current year was mainly driven by derivative losses in the current year compared to gains in the prior year and from current year losses from the sale of investment securities compared to gains in the prior year.

•	Net investment losses in our fixed annuities business increased $7 million primarily related to higher losses on embedded derivatives associated with our fixed indexed annuity products and higher unrealized losses from changes in the fair value of equity securities, partially offset by higher gains on derivatives in the current year.

Policy fees and other income.
The increase was mostly attributable to our life insurance business due to a $21 million favorable correction related to ceded premiums on universal life insurance policies, partially offset by a favorable model refinement in the prior year that did not recur.
Benefits and expenses
Benefits and other changes in policy reserves
•	Our long-term care insurance business increased $22 million principally related to the aging of the in-force block (including higher frequency of new claims), higher severity of new claims, lower claim terminations and an increase in incremental reserves of $49 million recorded in connection with an accrual for profits followed by losses in the current year. These increases were partially offset by a higher favorable impact of $100 million from reduced benefits in the current year related to in-force rate actions approved and implemented and from favorable development on prior year incurred but not reported claims. The current year also included favorable utilization of available benefits.

•	Our life insurance business increased $19 million primarily attributable to a favorable model refinement in the prior year that did not recur and higher mortality in the current year compared to the prior year.

•	Our fixed annuities business increased $7 million largely attributable to $5 million of higher reserves in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of a decrease in interest rates in the current year. The increase was also due to lower mortality in the current year compared to the prior year. These increases were partially offset by lower interest credited in the current year due to block runoff.

Interest credited.
The decrease in interest credited was due to our life insurance and fixed annuities businesses, which decreased $2 million and $8 million, respectively, primarily driven by a decline in average account values and lower crediting rates in the current year.
Amortization of deferred acquisition costs and intangibles.
The decrease in amortization of DAC and intangibles was primarily related to our life insurance business principally from an unfavorable model refinement in the prior year that did not recur, partially offset by higher lapses primarily associated with our large

20-year

term life insurance block issued in 1999 entering its post-level premium period and higher reinsurance rates in the current year.

Provision for income taxes.
The effective tax rate was 31.9% and 28.9% for the three months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate was largely attributable to higher tax expense in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA in relation to lower pre-tax income in the current year.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$1,422	$1,434	$(12)	(1)%
Net investment income	1,425	1,395	30	2%
Net investment gains (losses)	48	(2)	50	NM (1)
Policy fees and other income	338	332	6	2%

Total revenues	3,233	3,159	74	2%

Benefits and expenses:
Benefits and other changes in policy reserves	2,447	2,401	46	2%
Interest credited	212	235	(23)	(10)%
Acquisition and operating expenses, net of deferrals	290	287	3	1%
Amortization of deferred acquisition costs and intangibles	133	149	(16)	(11)%
Interest expense	9	8	1	13%

Total benefits and expenses	3,091	3,080	11	—%

Income before income taxes	142	79	63	80%
Provision for income taxes	43	27	16	59%

Net income	99	52	47	90%
Adjustments to net income:
Net investment (gains) losses, net (2)	(51)	—	(51)	NM (1)
Expenses related to restructuring	3	—	3	NM (1)
Taxes on adjustments	10	—	10	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$61	$52	$9	17%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the six months ended June 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million and $(2) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$17	$(10)	$27	NM (1)
Life insurance	8	3	5	167%
Fixed annuities	36	59	(23)	(39)%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$61	$52	$9	17%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
•	Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $17 million in the current year compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $10 million in the prior year. The increase to income in the current year from a loss in the prior year was predominantly attributable to $156 million of higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented and from favorable development on prior year incurred but not reported claims. These increases were partially offset by higher severity and frequency of new claims, lower claim terminations and an increase in incremental reserves of $39 million recorded in connection with an accrual for profits followed by losses in the current year.

•	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders for our life insurance business increased $5 million mainly from a reinsurance correction and refinement resulting in a net favorable impact of $17 million in the current year. This increase was partially offset by higher lapses primarily associated with our large

20-year

term life insurance block issued in 1999 entering its post-level premium period and the continued runoff of our term life insurance products in the current year.

•	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $23 million in our fixed annuities business predominantly attributable to $17 million of unfavorable charges in connection with loss recognition testing in our fixed immediate annuity products and lower investment income, partially offset by lower interest credited in the current year.

Revenues
Premiums
•	Our long-term care insurance business increased $5 million. The increase was largely from $41 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in the current year.

•	Our life insurance business decreased $17 million mainly attributable to the continued runoff of our term life insurance products and higher reinsurance rates in the current year.

Net investment income
•	Our long-term care insurance business increased $53 million largely from higher average invested assets and higher gains from limited partnerships in the current year.

•	Our life insurance business increased $14 million principally related to higher favorable prepayment speed adjustments on mortgage-backed securities and higher yields and average invested assets in the current year.

•	Our fixed annuities business decreased $37 million largely attributable to lower average invested assets in the current year due to block runoff.

Net investment gains (losses)
•	Net investment gains in our long-term care insurance business increased $56 million primarily related to net gains from the sale of investment securities in the current year compared to net losses in the prior year and from higher unrealized gains from changes in the fair value of equity securities, partially offset by derivative losses in the current year compared to gains in the prior year.

•	Net investment gains in our life insurance business increased $4 million primarily related to net gains from the sale of investment securities in the current year compared to net losses in the prior year, partially offset by lower gains on embedded derivatives associated with our indexed universal life insurance products.

•	Net investment losses in our fixed annuities business increased $10 million primarily related to higher losses on embedded derivatives related to our fixed indexed annuity products and an increase in unrealized losses from changes in the fair value of equity securities, partially offset by gains on derivatives in the current year compared to losses in the prior year.

Policy fees and other income.
Policy fees and other income increased mostly attributable to our life insurance business primarily driven by a $21 million favorable correction related to ceded premiums on universal life insurance policies, partially offset by a favorable model refinement in the prior year that did not recur and a decline in our term universal and universal life insurance in-force

blocks in the current year.
Benefits and expenses
Benefits and other changes in policy reserves
•	Our long-term care insurance business increased $21 million principally related to the aging of the in-force block (including higher frequency of new claims), higher severity of new claims, lower claim terminations and an increase in incremental reserves of $49 million recorded in connection with an accrual for profits followed by losses in the current year. These increases were partially offset by a higher favorable impact of $161 million from reduced benefits in the current year related to in-force rate actions approved and implemented and from favorable development on prior year incurred but not reported claims.

•	Our life insurance business increased $14 million primarily attributable to a favorable model refinement in the prior year that did not recur.

•	Our fixed annuities business increased $11 million largely attributable to $22 million of higher reserves in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of portfolio management actions and from a decrease in the projected yield curve. This increase was partially offset by lower interest credited in the current year due to block runoff.

Interest credited
. The decrease in interest credited was due to our life insurance and fixed annuities businesses, which decreased $5 million and $18 million, respectively, primarily driven by a decline in average account values and lower crediting rates in the current year.

Amortization of deferred acquisition costs and intangibles.
The decrease in amortization of DAC and intangibles was primarily related to our life insurance business principally from an unfavorable model refinement in the prior year that did not recur, partially offset by higher lapses primarily associated with our large

20-year

term life insurance block issued in 1999 entering its post-level premium period and higher reinsurance rates in the current year.
Provision for income taxes.
The effective tax rate was 29.9% and 34.6% for the six months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate was largely attributable to higher pre-tax income in the current year.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
The following table sets forth selected operating performance measures regarding our long-term care insurance business for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Net earned premiums:
Individual long-term care insurance	$610	$604	$6	1%	$1,209	$1,207	$2	—%
Group long-term care insurance	30	28	2	7%	59	56	3	5%

Total	$640	$632	$8	1%	$1,268	$1,263	$5	—%

Loss ratio	74%	75%	(1)%		78%	79%	(1)%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.
Net earned premiums increased for the three and six months ended June 30, 2019 largely from $24 million and $41 million, respectively, of increased premiums from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in the current year.
The loss ratio decreased slightly for the three and six months ended June 30, 2019 largely related to the increase in premiums, mostly offset by the higher benefits and other changes in reserves as discussed above.

Life insurance
The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Term and whole life insurance
Net earned premiums	$73	$80	$(7)	(9)%	$154	$171	$(17)	(10)%
Term universal life insurance
Net deposits	59	61	(2)	(3)%	117	122	(5)	(4)%
Universal life insurance
Net deposits	141	126	15	12%	217	258	(41)	(16)%
Total life insurance

Net earned premiums and deposits	$273	$267	$6	2%	$488	$551	$(63)	(11)%

	As of June 30,		Percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Term and whole life insurance
Life insurance in-force, net of reinsurance	$91,386	$100,475	(9)%
Life insurance in-force before reinsurance	$419,246	$447,429	(6)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$114,214	$117,141	(2)%
Life insurance in-force before reinsurance	$114,999	$117,957	(3)%
Universal life insurance
Life insurance in-force, net of reinsurance	$34,581	$36,054	(4)%
Life insurance in-force before reinsurance	$39,357	$41,136	(4)%
Total life insurance
Life insurance in-force, net of reinsurance	$240,181	$253,670	(5)%
Life insurance in-force before reinsurance	$573,602	$606,522	(5)%

We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.
Term and whole life insurance
Net earned premiums decreased for the three and six months ended June 30, 2019 mainly attributable to the continued runoff of our term life insurance products in the current year as well as higher reinsurance rates for the six months ended June 30, 2019. Life insurance in-force also decreased as a result of higher lapses primarily associated with a large 20-year term life insurance block issued in 1999 entering its post-level premium period and the continued runoff of our term life insurance products in the current year.
Universal life insurance
Net deposits increased for the three months ended June 30, 2019 principally from higher renewals in the current year. Net deposits decreased during the six months ended June 30, 2019 primarily attributable to $100 million of funding agreements issued with the Federal Home Loan Bank of Atlanta in the prior year compared to $50 million in the current year and from the continued runoff of our in-force block.

Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Account value, beginning of period	$14,109	$15,881	$14,348	$16,401
Premiums and deposits	16	22	45	44
Surrenders, benefits and product charges	(486)	(593)	(1,002)	(1,129)

Net flows	(470)	(571)	(957)	(1,085)
Interest credited and investment performance	119	128	261	234
Effect of accumulated net unrealized investment gains (losses)	117	(66)	223	(178)

Account value, end of period	$13,875	$15,372	$13,875	$15,372

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
Account value decreased compared to March 31, 2019 and December 31, 2018 as surrenders and benefits exceeded interest credited and net unrealized investment gains.
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

Segment results of operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Net investment income	$47	$43	$4	9%
Net investment gains (losses)	(4)	(1)	(3)	NM (1)
Policy fees and other income	35	38	(3)	(8)%

Total revenues	78	80	(2)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	13	7	6	86%
Interest credited	40	36	4	11%
Acquisition and operating expenses, net of deferrals	13	14	(1)	(7)%
Amortization of deferred acquisition costs and intangibles	4	8	(4)	(50)%

Total benefits and expenses	70	65	5	8%

Income before income taxes	8	15	(7)	(47)%
Provision for income taxes	1	3	(2)	(67)%

Net income	7	12	(5)	(42)%
Adjustments to net income:
Net investment (gains) losses, net (2)	2	1	1	100%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$9	$13	$(4)	(31)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the three months ended June 30, 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased predominantly from higher mortality and lower fee income driven mostly by a decline in the average account values in our variable annuity products, partially offset by favorable equity market performance in the current year.
Revenues
Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in the current year.
Net investment losses increased in the current year primarily due to losses on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) compared to gains in the prior year. This increase was partially offset by derivative gains in the current year compared to derivative losses in the prior year.

Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.
Benefits and expenses
Benefits and other changes in policy reserves increased primarily attributable to higher mortality in both our variable annuity and corporate-owned life insurance products in the current year.
Interest credited increased largely related to higher interest in our corporate-owned life insurance products in the current year.
Amortization of DAC and intangibles decreased related to our variable annuity products mainly from favorable equity market performance in the current year.
Provision for income taxes.
The effective tax rate was 15.8% and 18.9% for the three months ended June 30, 2019 and 2018, respectively. The decrease was primarily the result of a higher benefit from tax favored items in relation to lower pre-tax income in the current year.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Net investment income	$94	$85	$9	11%
Net investment gains (losses)	(4)	(15)	11	73%
Policy fees and other income	70	78	(8)	(10)%

Total revenues	160	148	12	8%

Benefits and expenses:
Benefits and other changes in policy reserves	14	15	(1)	(7)%
Interest credited	81	73	8	11%
Acquisition and operating expenses, net of deferrals	26	29	(3)	(10)%
Amortization of deferred acquisition costs and intangibles	6	15	(9)	(60)%

Total benefits and expenses	127	132	(5)	(4)%

Income before income taxes	33	16	17	106%
Provision for income taxes	6	3	3	100%

Net income	27	13	14	108%
Adjustments to net income:
Net investment (gains) losses, net (1)	2	13	(11)	(85)%
Taxes on adjustments	—	(3)	3	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$29	$23	$6	26%

(1)	For the six months ended June 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million in each period.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased predominantly from favorable equity market performance, partially offset by lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.
Revenues
Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in the current year.
Net investment losses decreased principally from lower derivative losses, partially offset by lower gains on embedded derivatives associated with our variable annuity products with GMWBs in the current year.
Policy fees and other income decreased principally from lower fee income driven mostly by a decrease in the average account values in our variable annuity products in the current year.
Benefits and expenses
Benefits and other changes in policy reserves decreased slightly primarily attributable to lower GMDB reserves in our variable annuity products due to favorable equity market performance, mostly offset by higher mortality in both our variable annuity and corporate-owned life insurance products in the current year.
Interest credited increased largely related to higher interest in our corporate-owned life insurance products in the current year.
Amortization of DAC and intangibles decreased related to our variable annuity products mainly from favorable equity market performance in the current year.
Provision for income taxes.
The effective tax rate increased to 18.4% for the six months ended June 30, 2019 from 16.6% for the six months ended June 30, 2018. The increase was primarily attributable to higher pre-tax income, partially offset by a higher benefit from tax favored items in the current year.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Account value, beginning of period	$5,113	$5,619	$4,918	$5,884
Deposits	6	5	13	12
Surrenders, benefits and product charges	(158)	(203)	(319)	(411)

Net flows	(152)	(198)	(306)	(399)
Interest credited and investment performance	160	48	509	(16)

Account value, end of period	$5,121	$5,469	$5,121	$5,469

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.

Account value increased compared to March 31, 2019 and December 31, 2018 primarily related to favorable equity market performance, partially offset by surrenders in the current year.
Institutional products
The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2019	2018	2019	2018
FABNs (1) and Funding Agreements
Account value, beginning of period	$305	$185	$381	$260
Surrenders and benefits	(2)	(6)	(80)	(82)

Net flows	(2)	(6)	(80)	(82)
Interest credited	2	1	4	2

Account value, end of period	$305	$180	$305	$180

(1)	Funding agreements backing notes

Account value related to our institutional products decreased compared to December 31, 2018 mainly attributable to scheduled maturities of certain funding agreements in the current year.

Corporate and Other Activities
Results of operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$2	$3	$(1)	(33)%
Net investment income	3	3	—	—%
Net investment gains (losses)	(7)	—	(7)	NM (1)
Policy fees and other income	—	1	(1)	(100)%

Total revenues	(2)	7	(9)	(129)%

Benefits and expenses:
Benefits and other changes in policy reserves	1	1	—	—%
Acquisition and operating expenses, net of deferrals	9	11	(2)	(18)%
Interest expense	62	67	(5)	(7)%

Total benefits and expenses	72	79	(7)	(9)%

Loss before income taxes	(74)	(72)	(2)	(3)%
Provision for income taxes	5	3	2	67%

Net loss	(79)	(75)	(4)	(5)%
Adjustments to net loss:
Net investment (gains) losses	7	—	7	NM (1)
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	(1)	—	(1)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(72)	$(75)	$3	4%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower interest expense and provisional tax expense of $19 million in the prior year that did not recur, partially offset by $11 million of higher taxes in the current year associated with the GILTI provision of the TCJA.
Revenues
Net investment losses in the current year were predominantly related to derivative losses.
Benefits and expenses
Interest expense decreased largely driven by the redemption of $597 million of Genworth Holding’s senior notes in May 2018.
The increase in the provision for income taxes was principally driven by a current year tax expense related to the GILTI provision of the TCJA. GILTI has an unfavorable impact on our current year tax provision due to the utilization of net operating loss carryforwards and projected taxable losses in the U.S. life insurance businesses without any offsetting foreign tax credit carryforwards. The higher taxes associated with GILTI are expected to continue for the remainder of 2019 and into 2020 but are subject to change depending on variations in business results and the potential disposition of Genworth Canada. The increase was also attributable to tax benefits from foreign tax credits and discrete tax adjustments in the prior year that did not recur and higher taxes from unrealized gains on equity securities in the current year. These increases were partially offset by provisional tax expense of $19 million in the prior year related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries that did not recur.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$4	$5	$(1)	(20)%
Net investment income	6	5	1	20%
Net investment gains (losses)	(28)	(1)	(27)	NM (1)
Policy fees and other income	1	(1)	2	200%

Total revenues	(17)	8	(25)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	2	2	—	—%
Acquisition and operating expenses, net of deferrals	16	22	(6)	(27)%
Amortization of deferred acquisition costs and intangibles	—	1	(1)	(100)%
Interest expense	123	132	(9)	(7)%

Total benefits and expenses	141	157	(16)	(10)%

Loss before income taxes	(158)	(149)	(9)	(6)%
Provision (benefit) for income taxes	10	(14)	24	171%

Net loss	(168)	(135)	(33)	(24)%
Adjustments to net loss:
Net investment (gains) losses	28	1	27	NM (1)
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	(6)	—	(6)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(145)	$(134)	$(11)	(8)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders increased primarily related to $23 million of higher taxes in the current year associated with the GILTI provision of the TCJA, partially offset by lower interest expense and operating costs in the current year and provisional tax expense of $19 million in the prior year that did not recur.
Revenues
Net investment losses increased predominantly from higher derivative losses in the current year.

Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by a decrease in employee related expenses and lower operating costs in the current year.
Interest expense decreased largely driven by the redemption of $597 million of Genworth Holdings’ senior notes in May 2018, partially offset by higher interest expense attributable to the term loan that Genworth Holdings closed in March 2018 and from our junior subordinated notes which had a higher floating rate of interest in the current year.
We had a current year tax expense compared to a prior year tax benefit. The current year tax expense was principally related to the GILTI provision of the TCJA. GILTI has an unfavorable impact on our current year tax provision due to the utilization of net operating loss carryforwards and projected taxable losses in the U.S. life insurance businesses without any offsetting foreign tax credit carryforwards. The higher taxes associated with GILTI are expected to continue for the remainder of 2019 and into 2020 but are subject to change depending on variations in business results and the potential disposition of Genworth Canada. The prior year tax benefit was mostly attributable to foreign tax credits, partially offset by provisional tax expense of $19 million related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries.
Investments and Derivative Instruments
Trends and conditions
Investments—credit and investment markets
Ongoing global trade tensions, slower global growth and a negative inflation outlook drove the
U.S. Federal Reserve to continue to shift its interest rate policy in the second quarter of 2019. The U.S. Federal Reserve is weighing a potential interest rate cut in 2019 and/or 2020 and has maintained its current projection of no rate increases in 2019. The U.S. Federal Reserve’s latest projection is a change from its March 2019 projection of one rate increase in 2020. The U.S. Federal Reserve’s projected interest rate revision coupled with more accommodative monetary polices from other

non-U.S.

central banks drove both domestic and foreign government bond yields lower in the second quarter of 2019, with short-term interest rate declines outpacing decreases in long-term interest rates. Portions of the U.S. Treasury yield curve inverted in late May 2019 and continued through the end of the second quarter of 2019, as the yield on the U.S.

10-year

Treasury note dipped below the yield on the

3-month

Treasury bill. Credit markets also saw a brief period of volatility in May 2019, with spread widening due to escalating U.S. and China trade tensions and a short-lived tariff threat with Mexico, but subsequently recovered in June 2019 driven mostly by renewed optimism on trade, expectations of accommodative central bank policies and rebounding investor demand for bonds.
The nature, timing and implications of the United Kingdom’s proposed withdrawal from the European Union (“Brexit”) remain uncertain. On April 10, 2019, the European Union Council approved a negotiation extension with a deadline of October 31, 2019. During the second quarter of 2019, the then-current United Kingdom Prime Minister announced she was stepping down and subsequent to the second quarter of 2019, a new Prime Minister was elected to assume the position. While the Brexit extension removes the near-term risks of the United Kingdom leaving the European Union with neither a trade agreement nor a transition period in place, it still leaves many open items and uncertainties, particularly given the election of a new Prime Minster and an unknown Brexit strategy.
Our investment portfolio maintained approximately $2.7 billion of United Kingdom exposure, or approximately 4% of total invested assets as of June 30, 2019. These assets were primarily U.S. dollar-denominated fixed-income investments and we held no direct United Kingdom sovereign exposure. While the ultimate range of Brexit outcomes could lead to potential credit devaluation or rating agency downgrades of our United Kingdom related exposures, at this time, we do not believe there is a material risk of investment impairments arising from the various Brexit scenarios.

As of June 30, 2019, our fixed maturity securities portfolio, which was 97% investment grade, comprised 85% of our total investment portfolio.
Derivatives
Several of our master swap agreements previously contained credit downgrade provisions that allowed either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating was below the limit defined in the applicable agreement. Beginning in 2018, we renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements entirely or replace them with a provision that allows the counterparty to terminate derivative transactions if the RBC ratio of the applicable insurance company goes below a certain threshold. During 2019, we successfully completed these negotiations, therefore, none of our master swap agreements have credit downgrade provisions as of June 30, 2019. As of June 30, 2019, the RBC ratios of the respective insurance companies were above the thresholds negotiated in the applicable master swap agreements and therefore, no counterparty had rights to take action against us under the RBC threshold provisions.
As of June 30, 2019, $9.7 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of June 30, 2019, we posted initial margin of $217 million to our clearing agents, which represented approximately $65 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of June 30, 2019, $15.0 billion notional of our derivatives portfolio was in bilateral over-the-counter (“OTC”) derivative transactions pursuant to which we have posted aggregate independent amounts of $294 million and are holding collateral from counterparties in the amount of $87 million.

Investment results
The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2019		2018		2019 vs. 2018
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$665	4.5%	$651	0.1%	$14
Fixed maturity securities—non-taxable	6.1%	2	3.8%	3	2.3%	(1)
Equity securities	6.3%	10	5.1%	10	1.2%	—
Commercial mortgage loans	4.8%	84	4.8%	77	—%	7
Restricted commercial mortgage loans related to a securitization entity	7.0%	1	8.4%	2	(1.4)%	(1)
Policy loans	8.8%	45	9.0%	41	(0.2)%	4
Other invested assets (1)	28.7%	59	49.3%	53	(20.6)%	6
Cash, cash equivalents, restricted cash and short-term investments	1.9%	11	1.7%	14	0.2%	(3)

Gross investment income before expenses and fees	5.0%	877	4.8%	851	0.2%	26
Expenses and fees	(0.2)%	(25)	(0.1)%	(23)	(0.1)%	(2)

Net investment income	4.8%	$852	4.7%	$828	0.1%	$24

Average invested assets and cash		$70,752		$70,466		$286

	Six months ended June 30,				Increase (decrease)
	2019		2018		2019 vs. 2018
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$1,308	4.5%	$1,286	—%	$22
Fixed maturity securities—non-taxable	6.1%	4	3.8%	6	2.3%	(2)
Equity securities	5.9%	19	5.2%	20	0.7%	(1)
Commercial mortgage loans	4.8%	165	5.0%	159	(0.2)%	6
Restricted commercial mortgage loans related to a securitization entity	6.8%	2	8.1%	4	(1.3)%	(2)
Policy loans	9.2%	91	9.3%	84	(0.1)%	7
Other invested assets (1)	31.1%	118	44.0%	92	(12.9)%	26
Cash, cash equivalents, restricted cash and short-term investments	2.0%	23	1.5%	26	0.5%	(3)

Gross investment income before expenses and fees	4.9%	1,730	4.8%	1,677	0.1%	53
Expenses and fees	(0.1)%	(49)	(0.2)%	(45)	0.1%	(4)

Net investment income	4.8%	$1,681	4.6%	$1,632	0.2%	$49

Average invested assets and cash		$70,598		$70,529		$69

(1)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation and includes limited partnership investments, which are primarily equity-based and do not have fixed returns by period.

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
For the three months ended June 30, 2019, annualized weighted-average investment yields increased principally from higher investment income on higher average invested assets. Net investment income included $5 million of higher prepayment speed adjustments on mortgage-backed securities and $4 million of higher income related to inflation-driven volatility on U.S. Government Treasury Inflation Protected Securities (“TIPS”). The three months ended June 30, 2019 included a decrease of $3 million attributable to changes in foreign exchange rates.
For the six months ended June 30, 2019, annualized weighted-average investment yields increased primarily driven by higher investment income on higher average invested assets. Net investment income included $14 million of higher limited partnership income and $10 million of higher prepayment speed adjustments on mortgage-backed securities, partially offset by $4 million lower income related to inflation-driven volatility on TIPS. The six months ended June 30, 2019 included a decrease of $6 million attributable to changes in foreign exchange rates.
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Available-for-sale fixed maturity securities:
Realized gains	$5	$13	$86	$20
Realized losses	(6)	(21)	(28)	(37)

Net realized gains (losses) on available-for-sale fixed maturity securities	(1)	(8)	58	(17)

Impairments:
Total other-than-temporary impairments	—	—	—	—
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	—	—	—

Net realized gains (losses) on equity securities sold	—	8	3	10
Net unrealized gains (losses) on equity securities still held	(12)	3	(4)	(15)
Limited partnerships	(11)	(2)	4	5
Commercial mortgage loans	1	—	—	—
Derivative instruments	(22)	(15)	(32)	(28)

Net investment gains (losses)	$(45)	$(14)	$29	$(45)

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
•	We recorded net unrealized losses on equity securities during the three months ended June 30, 2019 largely related to our Canada Mortgage Insurance segment principally from losses on preferred equity securities whose values are influenced by Canadian bond yields, which saw a decrease in the second quarter of 2019. The three months ended June 30, 2019 also included mark to market adjustments resulting in higher net losses of $9 million on limited partnerships compared to the three months ended June 30, 2018. The three months ended June 30, 2018 included net unrealized gains from changes in the fair value of equity securities driven principally by favorable equity market performance.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
•	We recorded net realized gains of $58 million during the six months ended June 30, 2019 primarily from the sale of U.S. government, agencies and government-sponsored enterprises securities and cash tenders from merger and acquisition activity compared to $17 million of net realized losses during the six months ended June 30, 2018.

Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	June 30, 2019		December 31, 2018
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$44,013	57%	$41,857	58%
Private	19,761	26	17,804	25
Equity securities	644	1	655	1
Commercial mortgage loans	6,963	9	6,687	8
Restricted commercial mortgage loans related to a securitization entity	56	—	62	—
Policy loans	2,076	3	1,861	3
Other invested assets	1,535	2	1,188	2
Cash, cash equivalents and restricted cash	1,938	2	2,177	3

Total cash, cash equivalents, restricted cash and invested assets	$76,986	100%	$72,291	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2019, approximately 7% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities
As of June 30, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsoredenterprises	$4,151	$837	$—	$(1)	$—	$4,987
State and political subdivisions	2,319	317	—	—	—	2,636
Non-U.S. government	2,496	155	—	(2)	—	2,649
U.S. corporate:
Utilities	4,327	565	—	(13)	—	4,879
Energy	2,468	255	—	(10)	—	2,713
Finance and insurance	6,974	633	—	(10)	—	7,597
Consumer—non-cyclical	4,954	616	—	(18)	—	5,552
Technology and communications	2,893	269	—	(6)	—	3,156
Industrial	1,242	98	—	(4)	—	1,336
Capital goods	2,323	303	—	(6)	—	2,620
Consumer—cyclical	1,619	127	—	(5)	—	1,741
Transportation	1,263	152	—	(4)	—	1,411
Other	356	40	—	—	—	396

Total U.S. corporate	28,419	3,058	—	(76)	—	31,401

Non-U.S. corporate:
Utilities	1,114	54	—	(3)	—	1,165
Energy	1,349	168	—	(1)	—	1,516
Finance and insurance	2,438	191	—	(1)	—	2,628
Consumer—non-cyclical	674	40	—	(4)	—	710
Technology and communications	1,179	94	—	—	—	1,273
Industrial	936	81	—	—	—	1,017
Capital goods	663	33	—	(1)	—	695
Consumer—cyclical	542	16	—	(1)	—	557
Transportation	761	82	—	(2)	—	841
Other	2,061	186	—	(2)	—	2,245

Total non-U.S. corporate	11,717	945	—	(15)	—	12,647

Residential mortgage-backed (1)	2,511	215	14	(2)	—	2,738
Commercial mortgage-backed	2,882	121	—	(14)	—	2,989
Other asset-backed	3,699	38	—	(10)	—	3,727

Total available-for-sale fixed maturity securities	$58,194	$5,686	$14	$(120)	$—	$63,774

(1)	Fair value included $12 million collateralized by Alt-A residential mortgage loans and $22 million collateralized by sub-prime residential mortgage loans.

As of December 31, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies andgovernment-sponsoredenterprises	$4,175	$473	$—	$(17)	$—	$4,631
State and political subdivisions	2,406	168	—	(22)	—	2,552
Non-U.S. government	2,345	72	—	(24)	—	2,393
U.S. corporate:
Utilities	4,439	331	—	(95)	—	4,675
Energy	2,382	101	—	(64)	—	2,419
Finance and insurance	6,705	249	—	(132)	—	6,822
Consumer—non-cyclical	4,891	294	—	(137)	—	5,048
Technology and communications	2,823	110	—	(78)	—	2,855
Industrial	1,230	41	—	(33)	—	1,238
Capital goods	2,277	165	—	(51)	—	2,391
Consumer—cyclical	1,592	53	—	(48)	—	1,597
Transportation	1,283	78	—	(41)	—	1,320
Other	376	24	—	(3)	—	397

Total U.S. corporate	27,998	1,446	—	(682)	—	28,762

Non-U.S. corporate:
Utilities	1,056	17	—	(32)	—	1,041
Energy	1,320	72	—	(23)	—	1,369
Finance and insurance	2,391	72	—	(40)	—	2,423
Consumer—non-cyclical	756	8	—	(25)	—	739
Technology and communications	1,168	23	—	(26)	—	1,165
Industrial	926	36	—	(17)	—	945
Capital goods	615	10	—	(10)	—	615
Consumer—cyclical	532	1	—	(13)	—	520
Transportation	689	46	—	(15)	—	720
Other	2,218	105	—	(23)	—	2,300

Total non-U.S. corporate	11,671	390	—	(224)	—	11,837

Residential mortgage-backed (1)	2,888	160	13	(17)	—	3,044
Commercial mortgage-backed	3,054	43	—	(81)	—	3,016
Other asset-backed	3,444	10	1	(29)	—	3,426

Total available-for-sale fixed maturity securities	$57,981	$2,762	$14	$(1,096)	$—	$59,661

(1)	Fair value included $19 million collateralized by Alt-A residential mortgage loans and $22 million collateralized by sub-prime residential mortgage loans.

Fixed maturity securities increased by $4.1 billion compared to December 31, 2018 principally from higher net unrealized gains attributable to a decrease in interest rates in the current year.

Commercial mortgage loans
The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	June 30, 2019
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2008 and prior	$1,186	419	38%	$—	—
2009	—	—	—%	—	—
2010	48	10	37%	—	—
2011	183	45	40%	—	—
2012	445	79	44%	—	—
2013	621	118	48%	—	—
2014	740	130	52%	—	—
2015	865	139	57%	—	—
2016	543	95	60%	—	—
2017	758	142	65%	—	—
2018	1,030	165	69%	—	—
2019	559	72	71%	—	—

Total	$6,978	1,414	55%	$—	—

(1)	Represents weighted-average loan-to-value as of June 30, 2019.

	December 31, 2018
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2008 and prior	$1,310	459	39%	$3	1
2009	—	—	—%	—	—
2010	50	11	37%	—	—
2011	193	46	41%	—	—
2012	476	81	45%	—	—
2013	656	122	48%	3	1
2014	772	133	53%	—	—
2015	877	139	58%	—	—
2016	553	96	61%	—	—
2017	773	144	66%	—	—
2018	1,040	165	69%	—	—

Total	$6,700	1,396	54%	$6	2

(1)	Represents weighted-average loan-to-value as of December 31, 2018.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2019		December 31, 2018
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Limited partnerships	$512	34%	$409	34%
Bank loan investments	337	22	248	21
Derivatives	280	18	178	15
Short-term investments	273	18	230	19
Securities lending collateral	113	7	102	9
Other investments	20	1	21	2

Total other invested assets	$1,535	100%	$1,188	100%

Limited partnerships increased primarily from additional capital investments, partially offset by return of capital on our investments in the current year. Derivatives increased largely from a decrease in interest rates in the current year. Bank loan investments increased from funding of additional investments, partially offset by principal repayments in the current year. Short-term investments increased principally due to net purchases in our Australia and Canada Mortgage Insurance segments in the current year.
Derivatives
The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, fixed index annuity embedded derivatives and indexed universal life embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2018	Additions	Maturities/ terminations	June 30, 2019
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,924	$469	$(1,338)	$9,055
Foreign currency swaps	Notional	80	52	(22)	110

Total cash flow hedges		10,004	521	(1,360)	9,165

Total derivatives designated as hedges		10,004	521	(1,360)	9,165

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Interest rate swaps in a foreign currency	Notional	2,565	187	(77)	2,675
Interest rate caps and floors	Notional	2,624	160	(66)	2,718
Foreign currency swaps	Notional	453	—	(2)	451
Equity index options	Notional	2,628	939	(1,035)	2,532
Financial futures	Notional	1,415	3,029	(3,217)	1,227
Equity return swaps	Notional	17	2	(2)	17
Other foreign currency contracts	Notional	1,080	2,925	(2,704)	1,301

Total derivatives not designated as hedges		15,456	7,242	(7,103)	15,595

Total derivatives		$25,460	$7,763	$(8,463)	$24,760

(Number of policies)	Measurement	December 31, 2018	Additions	Maturities/ terminations	June 30, 2019
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	27,886	—	(1,139)	26,747
Fixed index annuity embedded derivatives	Policies	16,464	—	(410)	16,054
Indexed universal life embedded derivatives	Policies	929	—	(21)	908

The decrease in the notional value of derivatives was primarily attributable to terminations of interest rate swaps that support our long-term care insurance business, partially offset by an increase in other foreign currency contracts used to hedge foreign currency risk associated with expected dividend payments from foreign subsidiaries and an increase in both interest rate swaps in a foreign currency and interest rate caps and floors related to our hedging strategy to mitigate interest rate risk associated with our regulatory capital position.
The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Consolidated Balance Sheets
Total assets
. Total assets increased $3,383 million from $100,923 million as of December 31, 2018 to $104,306 million as of June 30, 2019.
•
Cash, cash equivalents, restricted cash and invested assets increased $4,695 million primarily from increases of $4,113 million, $347 million, $276 million and $215 million in fixed maturity securities, other invested assets, commercial mortgage loans and policy loans, respectively. The increase in fixed maturity securities was predominantly related to higher unrealized gains principally from a decrease in interest rates, partially offset by net sales of fixed maturity securities in the current year. The increase in other invested assets was primarily from higher market values of derivative assets driven mostly by a decrease in interest rates and an increase in limited partnership and bank loan investments in the current year. Commercial mortgage loans increased from higher originations and lower prepayments in the current year. The increase in policy loans was principally driven by new loans offered through our corporate-owned life insurance policies collateralized by the cash surrender value of the policy. These increases were partially offset by a decrease in cash, cash equivalents and restricted cash of $239 million largely from higher net withdrawals on our universal life and investment contracts and higher origination funding of commercial mortgage loans, along with an increase in funding of limited partnership and bank loan investments in the current year.

•	DAC decreased $1,158 million predominantly related to our U.S. Life Insurance segment. We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance assets and liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. During the six months ended June 30, 2019, due primarily to a decrease in interest rates increasing unrealized investment gains, we decreased the DAC balance of our U.S. Life Insurance segment by $1,015 million, resulting in a cumulative decrease of $1,510 million to the DAC balance as of June 30, 2019, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to amortization, net of interest and deferrals, in our U.S. Life Insurance segment in the current year.

•	Deferred tax asset decreased $353 million primarily due to higher unrealized gains on investments and derivatives in the current year.

•	Separate account assets increased $328 million primarily due to favorable equity market performance in the current year.

Total liabilities
. Total liabilities increased $1,980 million from $86,734 million as of December 31, 2018 to $88,714 million as of June 30, 2019.
•	Future policy benefits increased $1,643 million primarily driven by shadow accounting adjustments associated with the recognition of the higher unrealized gains. The shadow accounting adjustments increased future policy benefits by approximately $1,446 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). The increase was also attributable to aging of our long-term care insurance in-force block in the current year.

•	Policyholder account balances decreased $295 million largely as a result of surrenders and benefits in our fixed annuities business and from scheduled maturities of certain funding agreements in our institutional products in the current year. These decreases were partially offset by an increase associated with shadow accounting adjustments in connection with the recognition of the higher unrealized gains mostly in our universal life insurance products in the current year.

•	Liability for policy and contract claims increased $298 million due principally to our long-term care insurance business primarily from aging of the in-force block (including higher frequency of new claims) and higher severity of new claims, partially offset by favorable development on prior year incurred but not reported claims and favorable claim terminations in the current year. These increases were partially offset by lower delinquencies in our U.S. mortgage insurance business in the current year.

Total equity
. Total equity increased $1,403 million from $14,189 million as of December 31, 2018 to $15,592 million as of June 30, 2019.
•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $342 million for the six months ended June 30, 2019.

•	Net unrealized gains and derivatives qualifying as hedges increased $710 million and $202 million, respectively, primarily from a decrease in interest rates in the current year.

•	Noncontrolling interests increased $96 million predominantly related to total comprehensive income attributable to noncontrolling interests of $192 million, partially offset by dividends to noncontrolling interests of $53 million and the repurchase of shares of $44 million in the current year.

Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.
Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2019	2018
Net cash from operating activities	$795	$561
Net cash used by investing activities	(351)	(198)
Net cash used by financing activities	(695)	(943)

Net decrease in cash before foreign exchange effect	$(251)	$(580)

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
We had higher cash inflows from operating activities in the current year mainly attributable to posting lower collateral with our derivative counterparties and lower tax payments, partially offset by new policy loans issued in our corporate-owned life insurance product in the current year.
We had cash higher cash outflows from investing activities in the current year mainly driven by net purchases of short-term investments in the current year compared to net sales in the prior year. We also had higher commercial mortgage loan originations which outpaced repayments in the current year. These outflows were partially offset by net sales of fixed maturity and equity securities in the current year compared to net purchases in the prior year.
We had lower cash outflows from financing activities in the current year principally driven by the redemption of $597 million of Genworth Holdings’ senior notes in May 2018 and lower net withdrawals from our investment contracts in the current year, partially offset by $441 million of net proceeds in the prior year from the term loan closed in March 2018.
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
The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on our mortgage insurance businesses so they remain appropriately capitalized, and accelerating progress on reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity.
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
Genworth Holdings had $358 million and $429 million of cash, cash equivalents and restricted cash as of June 30, 2019 and December 31, 2018, respectively, which included approximately $7 million and $16 million of restricted cash, respectively. Genworth Holdings also held $45 million and $75 million in U.S. government securities as of June 30, 2019 and December 31, 2018, respectively, which included approximately $42 million of restricted assets in each period. The $403 million of cash and liquid assets as of June 30, 2019 is below our targeted cash buffer of two times expected annual external debt interest payments, as described below. In addition, Genworth Holdings has an intercompany note with a principal amount of $200 million due on March 31, 2020.
During the six months ended June 30, 2019 and 2018, we received common stock dividends from our international subsidiaries of $105 million and $91 million, respectively. Dividends in the first quarter of 2019 included proceeds of $14 million that we received through our participation in Normal Course Issuer Bid (“NCIB”) transactions completed by Genworth Canada during the fourth quarter of 2018.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2019, our total cash, cash equivalents, restricted cash and invested assets were $77.0 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 38% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of June 30, 2019.

As of June 30, 2019, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. Reinsurance transactions provided an aggregate of approximately $470 million of PMIERs capital credit as of June 30, 2019. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time, including additional reinsurance and other credit risk transfer transactions.
We are evaluating options for a potential dividend from our U.S. mortgage insurance business in the second half of 2019. However, we have not made a final decision and will need to consider progress on the transaction with China Oceanwide and capital requirements of our U.S. mortgage insurance subsidiaries, in addition to other factors, which are subject to change.
In April 2019, Genworth Canada announced acceptance by the Toronto Stock Exchange (“TSX”) of its Notice of Intention to Make an NCIB. Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 6, 2020, up to an aggregate of approximately 4.4 million of its issued and outstanding common shares. In the second quarter of 2019, Genworth Canada repurchased approximately 1.7 million of its shares for CAD$68 million through the NCIB. We participated in the NCIB in order to maintain our ownership position of approximately 56.9% and received $28 million in cash, $20 million of which was paid to Genworth Holdings as a dividend and $8 million of which was retained by GMICO.
In February 2019, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) announced its intention to commence an on-market
share

buy-back

program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 25 million shares for AUD$64 million. As the majority shareholder, we participated in on-market

sales transactions during the

buy-back
period to maintain our ownership position of approximately 52.0% and received $23 million in cash, $19 million of which was paid as dividends to Genworth Holdings with the remainder expected to be paid as a dividend to Genworth Holdings in the third quarter of 2019. In lieu of continuing with further share buy-backs

under this program, on July 31, 2019, Genworth Australia declared an unfranked special dividend of AUD$0.219 per share payable to shareholders in August 2019, part of which constitutes the remaining AUD$36 million of the buy-back program.
Capital resources and financing activities
On July 24, 2019, Genworth Holdings announced a solicitation of consents from the holders of its outstanding senior and junior subordinated notes to create an express authorization for the sale of all or part of our non-U.S. mortgage insurance businesses or assets, including Genworth Canada. No assurance can be given regarding the completion of the July 2019 bond consent.
On May 22, 2019, Genworth Canada issued at a premium, CAD$100 million fixed rate senior notes with an interest rate of 4.24% that matures in 2024. The offering represents a re-opening of the 4.24% senior notes originally issued in April 2014. The total amount issued and outstanding associated with these senior notes after this most recent offering is CAD$263 million. The senior notes are redeemable at the option of Genworth Canada, in whole or in part, at any time. In June 2019, Genworth Canada used the proceeds of the offering to early redeem approximately CAD$100 million of the 5.68% senior notes originally scheduled to mature in June 2020 and incurred an early redemption fee of CAD$3 million.

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances, and if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Our cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. During the first quarter of 2019, we were below our targeted cash buffer by approximately $100 million and we remained below our targeted cash buffer by the same amount in the second quarter of 2019. We may move below or above our targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. We continue to evaluate our target level of liquidity as circumstances warrant. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. In connection with the Eleventh Waiver and Agreement, to facilitate the China Oceanwide transaction, the parties concluded that exploring a potential disposition of Genworth Canada is in the best interests of the parties. Another possible benefit of a sale of Genworth Canada would be the opportunity to use the proceeds to satisfy future debt maturities. In the absence of the transaction with China Oceanwide, we may need to pursue other potential asset sales to address our debt maturities in 2020 and thereafter, including a potential sale of our mortgage insurance business in Australia. We have and would continue to evaluate options to insulate our U.S. mortgage insurance business from additional ratings pressure, including a potential partial sale, in the event the transaction with China Oceanwide cannot be completed. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2018 Annual Report on Form

10-K.
Contractual obligations and commercial commitments
Other than the Genworth Canada debt issuance and repayment described above, there have been no material additions or changes to our contractual obligations as compared to the amounts disclosed within our 2018 Annual Report on Form 10-K filed on February 27, 2019. For additional details related to our commitments, see note 10 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”
Securitization Entities
There were no off-balance sheet securitization transactions during the six months ended June 30, 2019 or 2018.
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
We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income. As of June 30, 2019, the U.S. dollar strengthened against the Australian dollar and weakened against the Canadian dollar compared to the respective balance sheet rates as of December 31, 2018. In the second quarter of 2019, the U.S. dollar strengthened against the currencies in Canada and Australia compared to the respective average rates in the second quarter of 2018. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2019
During the three months ended June 30, 2019, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings

See note 11 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.
Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2018 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2019.

Item 6.	Exhibits

Number	Description

2.1
Eleventh Waiver and Agreement, dated as of June 30, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 1, 2019)

10.1§	2018 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.2§	Form of 2019-2021 Performance Stock Unit Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.3§	Form of Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.4§	Form of Cash-Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.5§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (filed herewith)

10.6§	Amended and Restated Genworth Financial, Inc. 2015 Key Employee Severance Plan (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: July 31, 2019

	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)