Form 10-Q
period 2019-09-30
GENWORTH FINANCIAL INC
filed 2019-10-30
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
S
ecurities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $.001 per share	GNW	New York Stock Exchange

As of October
23
, 2019, 503,465,078 shares of Class A Common Stock, par value $0.001 per share, were outstandin
g
.

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$61,233	$55,589
Equity securities, at fair value	239	275
Commercial mortgage loans ($53 and $62 are restricted as of September 30, 2019 and December 31, 2018, respectively, related to a securitization entity)	7,033	6,749
Policy loans	2,069	1,861
Other invested assets	1,693	1,072

Total investments	72,267	65,546
Cash, cash equivalents and restricted cash	1,629	1,974
Accrued investment income	643	645
Deferred acquisition costs	1,881	3,142
Intangible assets and goodwill	210	333
Reinsurance recoverable	17,180	17,278
Other assets	479	395
Deferred tax asset	236	736
Separate account assets	6,005	5,859
Assets held for sale related to discontinued operations	5,123	5,015

Total assets	$105,653	$100,923

Liabilities and equity
Liabilities:
Future policy benefits	$40,489	$37,940
Policyholder account balances	22,607	22,968
Liability for policy and contract claims	10,780	10,295
Unearned premiums	1,863	2,013
Other liabilities	1,445	1,529
Non-recourse funding obligations	311	311
Long-term borrowings	3,706	3,707
Separate account liabilities	6,005	5,859
Liabilities held for sale related to discontinued operations	2,302	2,112

Total liabilities	89,508	86,734

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 592 million and 589 million shares issued as of September 30, 2019 and December 31, 2018, respectively; 504 million and 501 million shares outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	11,986	11,987
Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,664	585
Net unrealized gains (losses) on other-than-temporarily impaired securities	11	10
Net unrealized investment gains (losses)	1,675	595
Derivatives qualifying as hedges	2,259	1,781
Foreign currency translation and other adjustments	(312)	(332)
Total accumulated other comprehensive income (loss)	3,622	2,044
Retained earnings	1,478	1,118
Treasury stock, at cost (88 million shares as of September 30, 2019 and December 31, 2018)	(2,700)	(2,700)
Total Genworth Financial, Inc.’s stockholders’ equity	14,387	12,450
Noncontrolling interests	1,758	1,739
Total equity	16,145	14,189
Total liabilities and equity	$105,653	$100,923

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Premiums	$1,015	$995	$3,004	$3,001
Net investment income	816	780	2,426	2,342
Net investment gains (losses)	(2)	(16)	27	(31)
Policy fees and other income	191	193	601	604
Total revenues	2,020	1,952	6,058	5,916
Benefits and expenses:
Benefits and other changes in policy reserves	1,284	1,303	3,817	3,782
Interest credited	146	151	439	459
Acquisition and operating expenses, net of deferrals	247	231	713	694
Amortization of deferred acquisition costs and intangibles	112	72	277	267
Interest expense	59	60	179	195
Total benefits and expenses	1,848	1,817	5,425	5,397
Income from continuing operations before income taxes	172	135	633	519
Provision for income taxes	34	30	169	179
Income from continuing operations	138	105	464	340
Income (loss) from discontinued operations, net of taxes	(80)	105	42	284
Net income	58	210	506	624
Less: net income from continuing operations attributable to noncontrolling interests	10	18	45	62
Less: net income from discontinued operations attributable to noncontrolling interests	30	46	101	114
Net income available to Genworth Financial, Inc.’s common stockholders	$18	$146	$360	$448
Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$128	$87	$419	$278
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(110)	59	(59)	170
Net income available to Genworth Financial, Inc.’s common stockholders	$18	$146	$360	$448
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.25	$0.17	$0.83	$0.56
Diluted	$0.25	$0.17	$0.82	$0.55
Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.04	$0.29	$0.72	$0.89
Diluted	$0.04	$0.29	$0.71	$0.89
Weighted-average common shares outstanding:
Basic	503.5	500.7	502.7	500.3
Diluted	511.2	503.3	509.5	502.9
Supplemental disclosures:
Total other-than-temporary impairments	$—	$—	$—	$—
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary impairments	—	—	—	—
Other investments gains (losses)	(2)	(16)	27	(31)
Total net investment gains (losses)	$(2)	$(16)	$27	$(31)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$58	$210	$506	$624

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	371	(134)	1,126	(660)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	1	(2)
Derivatives qualifying as hedges	276	(146)	478	(362)
Foreign currency translation and other adjustments	(64)	20	33	(165)

Total other comprehensive income (loss)	583	(260)	1,638	(1,189)

Total comprehensive income (loss)	641	(50)	2,144	(565)
Less: comprehensive income attributable to noncontrolling interests	14	64	206	78

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$627	$(114)	$1,938	$(643)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended September 30, 2019
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of June 30, 2019	$1	$11,983	$3,013	$1,460	$(2,700)	$13,757	$1,835	$15,592
Comprehensive income (loss) :
Net income	—	—	—	18	—	18	40	58
Other comprehensive income (loss) , net of taxes	—	—	609	—	—	609	(26)	583
Total comprehensive income						627	14	641
Dividends to noncontrolling interests	—	—	—	—	—	—	(96)	(96)
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	5	8

Balances as of September 30, 2019	$1	$11,986	$3,622	$1,478	$(2,700)	$14,387	$1,758	$16,145

	Three months ended September 30, 2018
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of June 30, 2018	$1	$11,981	$2,327	$1,301	$(2,700)	$12,910	$1,831	$14,741
Repurchase of subsidiary shares	—	—	—	—	—	—	(40)	(40)
Comprehensive income (loss):
Net income	—	—	—	146	—	146	64	210
Other comprehensive loss, net of taxes	—	—	(260)	—	—	(260)	—	(260)

Total comprehensive income (loss)						(114)	64	(50)
Dividends to noncontrolling interests	—	—	—	—	—	—	(33)	(33)
Stock-based compensation expense and exercises and other	—	2	—	—	—	2	1	3

Balances as of September 30, 2018	$1	$11,983	$2,067	$1,447	$(2,700)	$12,798	$1,823	$14,621

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Nine months ended September 30, 2019
						Total
			Accumulated			Genworth
		Additional	other		Treasury	Financial, Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2018	$1	$11,987	$2,044	$1,118	$(2,700)	$12,450	$1,739	$14,189
Repurchase of subsidiary shares	—	—	—	—	—	—	(44)	(44)
Comprehensive income:
Net income	—	—	—	360	—	360	146	506
Other comprehensive income, net of taxes	—	—	1,578	—	—	1,578	60	1,638

Total comprehensive income						1,938	206	2,144
Dividends to noncontrolling interests	—	—	—	—	—	—	(149)	(149)
Stock-based compensation expense and exercises and other	—	(1)	—	—	—	(1)	6	5

Balances as of September 30, 2019	$1	$11,986	$3,622	$1,478	$(2,700)	$14,387	$1,758	$16,145

	Nine months ended September 30, 2018
						Total
			Accumulated			Genworth
		Additional	other		Treasury	Financial, Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2017	$1	$11,977	$3,027	$1,113	$(2,700)	$13,418	$1,910	$15,328
Cumulative effect of change in accounting, net of taxes	—	—	131	(114)	—	17	—	17
Repurchase of subsidiary shares	—	—	—	—	—	—	(89)	(89)
Comprehensive income (loss):
Net income	—	—	—	448	—	448	176	624
Other comprehensive loss, net of taxes	—	—	(1,091)	—	—	(1,091)	(98)	(1,189)

Total comprehensive income (loss)						(643)	78	(565)
Dividends to noncontrolling interests	—	—	—	—	—	—	(83)	(83)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	7	13

Balances as of September 30, 2018	$1	$11,983	$2,067	$1,447	$(2,700)	$12,798	$1,823	$14,621

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$506	$624
Less income from discontinued operations, net of taxes	(42)	(284)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(93)	(99)
Net investment (gains) losses	(27)	31
Charges assessed to policyholders	(532)	(528)
Acquisition costs deferred	(22)	(32)
Amortization of deferred acquisition costs and intangibles	277	267
Deferred income taxes	106	119
Derivative instruments and limited partnerships	121	(369)
Stock-based compensation expense	17	23
Change in certain assets and liabilities:
Accrued investment income and other assets	(327)	(119)
Insurance reserves	906	1,039
Current tax liabilities	36	33
Other liabilities, policy and contract claims and other policy-related balances	348	62
Cash from operating activities—discontinued operations	334	206
Net cash from operating activities	1,608	973
Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,734	2,661
Commercial mortgage loans	387	543
Restricted commercial mortgage loans related to a securitization entity	8	20
Proceeds from sales of investments:
Fixed maturity and equity securities	3,024	2,853
Purchases and originations of investments:
Fixed maturity and equity securities	(5,805)	(5,486)
Commercial mortgage loans	(682)	(769)
Other invested assets, net	(259)	250
Policy loans, net	51	35
Cash used by investing activities—discontinued operations	(6)	(38)
Net cash from (used by) investing activities	(548)	69
Cash flows used by financing activities:
Deposits to universal life and investment contracts	637	805
Withdrawals from universal life and investment contracts	(1,699)	(1,806)
Proceeds from issuance of long-term debt	—	441
Repayment and repurchase of long-term debt	(3)	(598)
Repayment of borrowings related to a securitization entity	—	(20)
Repurchase of subsidiary shares	(22)	(55)
Dividends paid to noncontrolling interests	(55)	(41)
Other, net	(24)	2
Cash used by financing activities—discontinued operations	(76)	(78)
Net cash used by financing activities	(1,242)	(1,350)
Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $8 and $(11) related to discontinued operations)	(4)	(62)
Net change in cash, cash equivalents and restricted cash	(186)	(370)
Cash, cash equivalents and restricted cash at beginning of period	2,177	2,875
Cash, cash equivalents and restricted cash at end of period	1,991	2,505
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	362	208
Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,629	$2,297

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
References to “Genworth Financial,” “Genworth,” the “Company,” “we” or “our” in the accompanying unaudited condensed consolidated financial statements and these notes thereto are, unless the context otherwise requires, to Genworth Financial, Inc. on a consolidated basis.
We operate our business through the following four operating segments:
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
non-strategic
products primarily

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of funding agreements and funding agreements backing notes.

In addition to our four operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations.
In August 2019, our Board of Directors approved an agreement to sell our Canada mortgage insurance business to Brookfield BBP Canada Holdings Inc (“Brookfield”), an affiliate of Brookfield Business Partners L.P. The details of the sales agreement satisfied the criteria for held-for-sale accounting in the third quarter of 2019, such as the business is available for immediate sale and the sale is anticipated to occur during the next 12 months. In the third quarter of 2019, we recorded an estimated loss to reduce the carrying value of the business to the fair value less cost to sell. Our Canada mortgage insurance business, previously the only business in the Canada Mortgage Insurance segment, is reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 12 for additional information.
Unless otherwise indicated, references to the condensed consolidated balance sheets, the condensed consolidated statements of income, the condensed consolidated statements of cash flows and the notes to the condensed consolidated financial statements, exclude amounts related to discontinued operations.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On January 1, 2019, we adopted new accounting guidance related to the accounting for leases. The new guidance generally requires lessees to recognize both a right-of-use
asset and a corresponding lease liability on the balance sheet. We adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standard using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods will be subject to this new accounting guidance. The package of practical expedients was also elected upon adoption. Upon adoption we recorded a $60 million right-of-use
asset related to operating leases and a $63 million lease liability, including amounts related to our Canada mortgage insurance business which were classified as held for sale during the third quarter of 2019. In addition, we de-recognized
accrued rent expense of $3 million recorded under the previous accounting guidance. The right-of-use
asset and the lease liability are included in other assets and other liabilities, respectively, and did not have a significant impact on our condensed consolidated balance sheet as of September 30, 2019. The initial measurement of our right-of-use asset had no significant initial direct costs, prepaid lease payments or lease incentives; therefore, a cumulative-effect adjustment was not recorded to the opening retained earnings balance as a result of the change in accounting principle.
Our leased assets are predominantly classified as operating leases and consist of office space in 12 locations primarily in the United States and Australia. Lease payments included in the calculation of our lease liability include fixed amounts contained within each rental agreement and variable lease payments that are based upon an index or rate. We have elected to combine lease and non-lease
components, as permitted under this new accounting guidance, and as a result, non-lease
components are included in the calculation of our lease liability as opposed to being separated and accounted for as consideration under the new revenue recognition standard. Our remaining lease terms ranged from less than 1 year to 11 years and had a weighted-average remaining lease term of 6.6 years as of September 30, 2019. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 6.51% as of September 30, 2019.
Our aggregate annual rental expense for all leases under the previous guidance was approximately $11 million, including amounts related to our Canada mortgage insurance business which were classified as held for sale during the third quarter of 2019. Annual rental expense and future minimum lease payments are not significantly different under this new accounting guidance.
Accounting Pronouncements Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (“the FASB”) issued new accounting guidance that significantly changes the recognition and measurement of long-duration insurance contracts and expands

1
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
disclosure requirements, which impacts our life insurance deferred acquisition costs (“DAC”) and liabilities. In accordance with the guidance, the more significant changes include:
•
assumptions will no longer be
locked-in
at contract inception and all cash flow assumptions used to estimate the liability for future policy benefits (except the discount rate) will be reviewed at least annually in the same period each year or more frequently if actual experience indicates a change is required. Changes will be recorded in net income (loss) using a retrospective approach with a cumulative catch-up
adjustment by recalculating the net premium ratio (which will be capped at 100%) using actual historical and updated future cash flow assumptions;

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

•
market risk benefits associated with deposit-type contracts will be measured at fair value with changes related to instrument-specific credit risk recorded in other comprehensive income (loss) and remaining changes recorded in net income (loss);

•	the amortization method for DAC will generally be on a straight-line basis over the expected contract term; and

•	disclosures will be greatly expanded to include significant assumptions and product liability rollforwards.

We expect the guidance to be effective for us on January 1, 2022 using the modified retrospective method, with early adoption permitted. Given the nature and extent of the changes to our operations, this guidance is expected to have a significant impact on our condensed consolidated financial statements.
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
In June 2016, the FASB issued new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires that entities recognize an allowance equal to its estimate of lifetime expected

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
credit losses and applies to most debt instruments not measured at fair value, which would primarily include our commercial mortgage loans and reinsurance recoverables. The new guidance retains most of the existing impairment guidance for available-for-sale
debt securities but amends the presentation of credit losses to be presented as an allowance as opposed to a write-down and permits the reversal of credit losses when reassessing changes in the credit losses each reporting period. The FASB also issued an amendment to the guidance allowing entities to irrevocably elect the fair value option on an instrument-by-instrument
basis for eligible instruments, which we are in the process of evaluating for certain portfolios. The new guidance is currently effective for us on January 1, 2020, with early adoption permitted beginning January 1, 2019. Upon adoption, the modified retrospective method will be used and a cumulative effect adjustment will be recorded to retained earnings. We have performed a gap analysis, developed a detailed implementation plan, identified model inputs, developed and tested a model and are in process of establishing policies, systems and controls as well as required disclosures that will be necessary to implement this new accounting guidance. The allowance for credit losses for our investments and reinsurance recoverables will incorporate reasonable and supportable forecasts and expected changes to future economic conditions. The allowance for credit losses will increase as a result of the new guidance; however, the extent of the impact may vary and will depend on, among other things, the economic environment, forecasts and the composition and credit quality of our investments and reinsurance recoverables as of the date of adoption.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Earnings
(
Loss
)

Per Share
Basic and diluted earnings
(loss)
per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2019	2018	2019	2018
Weighted-average shares used in basic earnings per share calculations	503.5	500.7	502.7	500.3
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	7.7	2.6	6.8	2.6

Weighted-average shares used in diluted earnings per share calculations	511.2	503.3	509.5	502.9
Income from continuing operations:
Income from continuing operations	$138	$105	$464	$340
Less: net income from continuing operations attributable to noncontrolling interests	10	18	45	62

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$128	$87	$419	$278
Basic per share	$0.25	$0.17	$0.83	$0.56
Diluted per share	$0.25	$0.17	$0.82	$0.55
Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(80)	$105	$42	$284
Less: net income from discontinued operations, net of taxes, attributable to noncontrolling interests	30	46	101	114

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$(110)	$59	$(59)	$170
Basic per share	$(0.22)	$0.12	$(0.12)	$0.34
Diluted per share	$(0.21)	$0.12	$(0.12)	$0.34
Net income:
Income from continuing operations	$138	$105	$464	$340
Income (loss) from discontinued operations, net of taxes	(80)	105	42	284

Net income	58	210	506	624
Less: net income attributable to noncontrolling interests	40	64	146	176

Net income available to Genworth Financial, Inc.’s common stockholders	$18	$146	$360	$448
Basic per share (1)	$0.04	$0.29	$0.72	$0.89
Diluted per share (1)	$0.04	$0.29	$0.71	$0.89

(1)	May not total due to whole number calculation.

1
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Fixed maturity securities—taxable	$631	$613	$1,878	$1,839
Fixed maturity securities—non-taxable	2	3	6	9
Equity securities	4	6	13	16
Commercial mortgage loans	86	81	251	240
Restricted commercial mortgage loans related to a securitization entity	1	1	3	5
Policy loans	47	41	138	125
Other invested assets	62	44	180	136
Cash, cash equivalents, restricted cash and short-term investments	8	12	30	37

Gross investment income before expenses and fees	841	801	2,499	2,407
Expenses and fees	(25)	(21)	(73)	(65)

Net investment income	$816	$780	$2,426	$2,342

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Available-for-sale fixed maturity securities:
Realized gains	$19	$21	$93	$38
Realized losses	(3)	(30)	(30)	(62)
Net realized gains (losses) on available-for-sale fixed maturity securities	16	(9)	63	(24)
Impairments:
Total other-than-temporary impairments	—	—	—	—
Portion of other-than-temporary impairments included inother comprehensive income (loss)	—	—	—	—
Net other-than-temporary impairments	—	—	—	—
Net realized gains (losses) on equity securities sold	6	—	9	10
Net unrealized gains (losses) on equity securities still held	(4)	(2)	13	(11)
Limited partnerships	6	3	10	8
Commercial mortgage loans	(1)	—	(1)	—
Derivative instruments (1)	(29)	(8)	(71)	(14)

Other	4	—	4	—
Net investment gains (losses)	$(2)	$(16)	$27	$(31)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses) .

1
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended September 30, 2019 and 2018 was $107 million and $714 million, respectively, which was approximately 96%

of book value for both periods. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2019 and 2018 was
$1,112 million and $1,767
million, respectively, which was approximately
 97
%

of book value for both periods
.
The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (“OCI”) as of and for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Beginning balance	$23	$25	$24	$32
Reductions:
Securities sold, paid down or disposed	—	—	(1)	(7)

Ending balance	$23	$25	$23	$25

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2019	December 31, 2018
Net unrealized gains (losses) on fixed maturity securities (1)	$7,263	$1,775
Adjustments to deferred acquisition costs, present value of future profits, salesinducements and benefit reserves	(4,998)	(952)
Income taxes, net	(505)	(190)

Net unrealized investment gains (losses)	1,760	633
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	85	38

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,675	$595

(1)	Excludes foreign exchange.

1
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2019	2018
Beginning balance	$1,305	$736
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	1,607	(564)
Adjustment to deferred acquisition costs	(8)	292
Adjustment to present value of future profits	1	9
Adjustment to sales inducements	(4)	3
Adjustment to benefit reserves	(1,108)	65
Provision for income taxes	(104)	54

Change in unrealized gains (losses) on investment securities	384	(141)
Reclassification adjustments to net investment (gains) losses, net of taxes of $4 and $(2)	(13)	7

Change in net unrealized investment gains (losses)	371	(134)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	1	(6)

Ending balance	$1,675	$608

	As of or for the nine months ended September 30,
(Amounts in millions)	2019	2018
Beginning balance	$595	$1,085
Cumulative effect of changes in accounting:
Stranded tax effects	—	189
Recognition and measurement of financial assets and liabilities, net of taxes of $— and $18	—	(25)
Total cumulative effect of changes in accounting	—	164

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	5,563	(3,150)
Adjustment to deferred acquisition costs	(1,049)	1,201
Adjustment to present value of future profits	(54)	65
Adjustment to sales inducements	(35)	32
Adjustment to benefit reserves	(2,908)	967
Provision for income taxes	(331)	203

Change in unrealized gains (losses) on investment securities	1,186	(682)
Reclassification adjustments to net investment (gains) losses, net of taxes of $16 and $(5)	(59)	20

Change in net unrealized investment gains (losses)	1,127	(662)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	47	(21)

Ending balance	$1,675	$608

1
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.
(d) Fixed Maturity Securities
As of September 30, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

		Gross unrealized gains		Gross unrealized losses
	Amortized	Not other-than-	Other-than-	Not other-than-	Other-than-
	cost or	temporarily	temporarily	temporarily	temporarily	Fair
(Amounts in millions)	cost	impaired	impaired	impaired	impaired	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,117	$1,137	$—	$—	$—	$5,254
State and political subdivisions	2,304	425	—	—	—	2,729
Non-U.S. government	1,229	130	—	—	—	1,359
U.S. corporate:
Utilities	4,327	731	—	(1)	—	5,057
Energy	2,480	291	—	(13)	—	2,758
Finance and insurance	7,062	798	—	(5)	—	7,855
Consumer—non-cyclical	4,949	797	—	(14)	—	5,732
Technology and communications	2,861	351	—	(1)	—	3,211
Industrial	1,301	118	—	(1)	—	1,418
Capital goods	2,348	374	—	(2)	—	2,720
Consumer—cyclical	1,679	175	—	(4)	—	1,850
Transportation	1,281	189	—	(1)	—	1,469
Other	318	36	—	—	—	354

Total U.S. corporate	28,606	3,860	—	(42)	—	32,424

Non-U.S. corporate:
Utilities	841	55	—	—	—	896
Energy	1,204	186	—	(1)	—	1,389
Finance and insurance	2,126	222	—	—	—	2,348
Consumer—non-cyclical	647	56	—	(4)	—	699
Technology and communications	1,007	126	—	—	—	1,133
Industrial	900	94	—	—	—	994
Capital goods	619	41	—	—	—	660
Consumer—cyclical	363	23	—	—	—	386
Transportation	640	89	—	(1)	—	728
Other	1,249	175	—	(1)	—	1,423

Total non-U.S. corporate	9,596	1,067	—	(7)	—	10,656

Residential mortgage-backed	2,131	230	14	—	—	2,375
Commercial mortgage-backed	2,866	209	—	(4)	—	3,071
Other asset-backed	3,333	39	—	(7)	—	3,365

Total available-for-sale fixed maturity securities	$54,182	$7,097	$14	$(60)	$—	$61,233

1
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

		Gross unrealized gains		Gross unrealized losses
	Amortized	Not other-than-	Other-than-	Not other-than-	Other-than-
	cost or	temporarily	temporarily	temporarily	temporarily	Fair
(Amounts in millions)	cost	impaired	impaired	impaired	impaired	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,175	$473	$—	$(17)	$—	$4,631
State and political subdivisions	2,406	168	—	(22)	—	2,552
Non-U.S. government	1,232	44	—	(8)	—	1,268
U.S. corporate:
Utilities	4,439	331	—	(95)	—	4,675
Energy	2,375	101	—	(64)	—	2,412
Finance and insurance	6,691	249	—	(132)	—	6,808
Consumer—non-cyclical	4,879	294	—	(137)	—	5,036
Technology and communications	2,809	110	—	(78)	—	2,841
Industrial	1,213	41	—	(33)	—	1,221
Capital goods	2,277	165	—	(51)	—	2,391
Consumer—cyclical	1,592	53	—	(48)	—	1,597
Transportation	1,283	78	—	(41)	—	1,320
Other	376	24	—	(3)	—	397

Total U.S. corporate	27,934	1,446	—	(682)	—	28,698

Non-U.S. corporate:
Utilities	838	12	—	(29)	—	821
Energy	1,170	71	—	(20)	—	1,221
Finance and insurance	2,071	71	—	(36)	—	2,106
Consumer—non-cyclical	706	8	—	(24)	—	690
Technology and communications	1,043	21	—	(24)	—	1,040
Industrial	896	36	—	(16)	—	916
Capital goods	571	10	—	(9)	—	572
Consumer—cyclical	322	1	—	(10)	—	313
Transportation	580	44	—	(14)	—	610
Other	1,414	85	—	(18)	—	1,481

Total non-U.S. corporate	9,611	359	—	(200)	—	9,770

Residential mortgage-backed	2,460	159	13	(14)	—	2,618
Commercial mortgage-backed	3,054	43	—	(81)	—	3,016
Other asset-backed	3,048	10	1	(23)	—	3,036

Total available-for-sale fixed maturity securities	$53,920	$2,702	$14	$(1,047)	$—	$55,589

1
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2019:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
Fixed maturity securities:
U.S. corporate	$437	$(9)	79	$490	$(33)	60	$927	$(42)	139
Non-U.S. corporate	49	(2)	15	60	(5)	7	109	(7)	22
Commercial mortgage-backed	—	—	—	13	(4)	3	13	(4)	3
Other asset-backed	767	(3)	168	288	(4)	67	1,055	(7)	235
Total for fixed maturity securities inan unrealized loss position	$1,253	$(14)	262	$851	$(46)	137	$2,104	$(60)	399
% Below cost:
<20% Below cost	$1,253	$(14)	262	$796	$(26)	132	$2,049	$(40)	394
20%-50% Below cost	—	—	—	52	(17)	4	52	(17)	4
>50% Below cost	—	—	—	3	(3)	1	3	(3)	1
Total for fixed maturity securities inan unrealized loss position	$1,253	$(14)	262	$851	$(46)	137	$2,104	$(60)	399
Investment grade	$1,172	$(8)	251	$725	$(24)	122	$1,897	$(32)	373
Below investment grade	81	(6)	11	126	(22)	15	207	(28)	26
Total for fixed maturity securities inan unrealized loss position	$1,253	$(14)	262	$851	$(46)	137	$2,104	$(60)	399

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of September 30, 2019:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
U.S. corporate:
Utilities	$—	$—	—	$62	$(1)	10	$62	$(1)	10
Energy	82	(5)	20	84	(8)	11	166	(13)	31
Finance and insurance	218	(2)	35	65	(3)	7	283	(5)	42
Consumer—non-cyclical	63	(1)	16	127	(13)	13	190	(14)	29
Technology andcommunications	—	—	—	26	(1)	4	26	(1)	4
Industrial	74	(1)	8	—	—	—	74	(1)	8
Capital goods	—	—	—	33	(2)	4	33	(2)	4
Consumer—cyclical	—	—	—	62	(4)	8	62	(4)	8
Transportation	—	—	—	31	(1)	3	31	(1)	3

Subtotal, U.S. corporate securities	437	(9)	79	490	(33)	60	927	(42)	139

Non-U.S. corporate:
Energy	17	(1)	3	—	—	—	17	(1)	3
Consumer—non-cyclical	32	(1)	12	30	(3)	3	62	(4)	15
Transportation	—	—	—	24	(1)	3	24	(1)	3
Other	—	—	—	6	(1)	1	6	(1)	1

Subtotal, non-U.S. corporate securities	49	(2)	15	60	(5)	7	109	(7)	22

Total for corporate securities in anunrealized loss position	$486	$(11)	94	$550	$(38)	67	$1,036	$(49)	161
For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.

2
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2018:

	Less than 12 months			12 months or more			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	unrealized	of	Fair	unrealized	of	Fair	unrealized	of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
Fixed maturity securities:
U.S. government, agenciesand government-sponsored enterprises	$545	$(8)	17	$161	$(9)	26	$706	$(17)	43
State and political subdivisions	371	(10)	63	233	(12)	57	604	(22)	120
Non-U.S. government	177	(6)	26	119	(2)	18	296	(8)	44
U.S. corporate	9,956	(472)	1,338	2,440	(210)	363	12,396	(682)	1,701
Non-U.S. corporate	3,684	(142)	502	664	(58)	96	4,348	(200)	598
Residential mortgage-backed	334	(6)	52	303	(8)	70	637	(14)	122
Commercial mortgage-backed	758	(19)	115	870	(62)	130	1,628	(81)	245
Other asset-backed	1,252	(17)	258	604	(6)	137	1,856	(23)	395

Total for fixed maturity securities in an unrealized loss position	$17,077	$(680)	2,371	$5,394	$(367)	897	$22,471	$(1,047)	3,268

% Below cost:
<20% Below cost	$17,043	$(670)	2,367	$5,340	$(349)	887	$22,383	$(1,019)	3,254
20%-50% Below cost	34	(10)	4	54	(18)	10	88	(28)	14

Total for fixed maturity securities in an unrealized loss position	$17,077	$(680)	2,371	$5,394	$(367)	897	$22,471	$(1,047)	3,268

Investment grade	$15,762	$(601)	2,180	$5,224	$(345)	866	$20,986	$(946)	3,046
Below investment grade	1,315	(79)	191	170	(22)	31	1,485	(101)	222

Total for fixed maturity securities in an unrealized loss position	$17,077	$(680)	2,371	$5,394	$(367)	897	$22,471	$(1,047)	3,268

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2018:

	Less than 12 months			12 months or more			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	unrealized	of	Fair	unrealized	of	Fair	unrealized	of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
U.S. corporate:
Utilities	$1,246	$(61)	173	$343	$(34)	60	$1,589	$(95)	233
Energy	940	(47)	134	152	(17)	23	1,092	(64)	157
Finance and insurance	2,393	(92)	326	679	(40)	93	3,072	(132)	419
Consumer—non-cyclical	1,819	(101)	202	389	(36)	55	2,208	(137)	257
Technology andcommunications	1,130	(51)	151	263	(27)	34	1,393	(78)	185
Industrial	503	(27)	62	74	(6)	13	577	(33)	75
Capital goods	704	(31)	103	184	(20)	27	888	(51)	130
Consumer—cyclical	738	(35)	123	162	(13)	26	900	(48)	149
Transportation	435	(25)	60	179	(16)	31	614	(41)	91
Other	48	(2)	4	15	(1)	1	63	(3)	5

Subtotal, U.S. corporate securities	9,956	(472)	1,338	2,440	(210)	363	12,396	(682)	1,701

Non-U.S. corporate:
Utilities	359	(18)	44	103	(11)	9	462	(29)	53
Energy	406	(15)	56	60	(5)	10	466	(20)	66
Finance and insurance	792	(24)	128	169	(12)	27	961	(36)	155
Consumer—non-cyclical	374	(16)	49	79	(8)	9	453	(24)	58
Technology andcommunications	572	(23)	61	26	(1)	6	598	(24)	67
Industrial	264	(11)	44	65	(5)	6	329	(16)	50
Capital goods	214	(7)	24	57	(2)	10	271	(9)	34
Consumer—cyclical	204	(9)	30	20	(1)	3	224	(10)	33
Transportation	189	(6)	24	36	(8)	6	225	(14)	30
Other	310	(13)	42	49	(5)	10	359	(18)	52

Subtotal, non-U.S. corporate securities	3,684	(142)	502	664	(58)	96	4,348	(200)	598

Total for corporate securities in anunrealized loss position	$13,640	$(614)	1,840	$3,104	$(268)	459	$16,744	$(882)	2,299

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2019 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,574	$1,587
Due after one year through five years	9,269	9,655
Due after five years through ten years	11,336	12,387
Due after ten years	23,673	28,793

Subtotal	45,852	52,422
Residential mortgage-backed	2,131	2,375
Commercial mortgage-backed	2,866	3,071
Other asset-backed	3,333	3,365

Total	$54,182	$61,233

As of September 30, 2019, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 23%, 15%, 14% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of September 30, 2019, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’
equity.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2019		December 31, 2018
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,619	37%	$2,463	37%
Industrial	1,693	24	1,659	25
Office	1,651	24	1,548	23
Apartments	516	7	495	7
Mixed use	249	4	254	4
Other	268	4	281	4

Subtotal	6,996	100%	6,700	100%

Unamortized balance of loan origination fees and costs	(4)		(4)
Allowance for credit losses	(12)		(9)

Total	$6,980		$6,687

	September 30, 2019		December 31, 2018
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,731	25%	$1,709	26%
Pacific	1,673	24	1,684	25
Middle Atlantic	1,002	14	950	14
Mountain	727	10	667	10
West North Central	488	7	470	7
East North Central	457	7	405	6
West South Central	444	6	364	6
New England	259	4	228	3
East South Central	215	3	223	3

Subtotal	6,996	100%	6,700	100%

Unamortized balance of loan origination fees and costs	(4)		(4)
Allowance for credit losses	(12)		(9)

Total	$6,980		$6,687

2
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	September 30, 2019
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,619	$2,619
Industrial	—	—	—	—	1,693	1,693
Office	—	—	—	—	1,651	1,651
Apartments	—	—	—	—	516	516
Mixed use	—	—	—	—	249	249
Other	—	—	—	—	268	268

Total recorded investment	$—	$—	$—	$—	$6,996	$6,996

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2018
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$3	$—	$—	$3	$2,460	$2,463
Industrial	—	—	—	—	1,659	1,659
Office	—	—	3	3	1,545	1,548
Apartments	—	—	—	—	495	495
Mixed use	—	—	—	—	254	254
Other	—	—	—	—	281	281

Total recorded investment	$3	$—	$3	$6	$6,694	$6,700

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of September 30, 2019 and December 31, 2018, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual
status as of September 30, 2019 and December 31, 2018.
We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of September 30, 2019, none of our commercial mortgage loans were greater than 90 days past due. As of December 31, 2018, our commercial mortgage loans greater than 90 days past due included one impaired loan with a carrying value of $3 million. This loan was modified and the modification was considered to be a troubled debt restructuring. As part of this troubled debt restructuring, we forgave default interest, penalties and fees, and modified the original contractual interest rate but we did not forgive the outstanding principal amount owed by the borrower.
During the nine months ended September 30, 2019 and the year ended December 31, 2018, we also modified or extended two
commercial mortgage
loans in each period, with a total carrying value of
$16 million and $12 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness of the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

2
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Allowance for credit losses:
Beginning balance	$11	$9	$9	$9
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	1	—	3	—

Ending balance	$12	$9	$12	$9

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$12	$9	$12	$9

Recorded investment:
Ending balance	$6,996	$6,581	$6,996	$6,581

Ending balance of individually impaired loans	$—	$6	$—	$6

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,996	$6,575	$6,996	$6,575

As of September 30, 2019, we had no individually impaired loans. As of December 31, 2018, we had one individually impaired loan within the office property type with a recorded investment and unpaid principal balance of $3 million and as of September 30, 2018, this individually impaired loan had a recorded investment and unpaid principal balance of $6 million.
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

2
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the
loan-to-value
of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2019
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$820	$543	$1,241	$15	$—	$2,619
Industrial	695	303	679	14	2	1,693
Office	556	367	728	—	—	1,651
Apartments	194	95	222	5	—	516
Mixed use	95	38	116	—	—	249
Other	42	67	159	—	—	268

Total recorded investment	$2,402	$1,413	$3,145	$34	$2	$6,996
% of total	34%	20%	45%	1%	—%	100%

Weighted-average debt service coverage ratio	2.40	1.84	1.58	1.46	0.88	1.91

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

2
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2019
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$34	$144	$636	$1,241	$564	$2,619
Industrial	21	67	258	719	628	1,693
Office	50	46	222	825	508	1,651
Apartments	4	23	106	190	193	516
Mixed use	—	21	51	82	95	249
Other	12	131	52	39	34	268

Total recorded investment	$121	$432	$1,325	$3,096	$2,022	$6,996

% of total	2%	6%	19%	44%	29%	100%

Weighted-average loan-to-value	55%	60%	64%	59%	42%	55%

	December 31, 2018
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$43	$157	$448	$1,234	$581	$2,463
Industrial	22	75	233	653	676	1,659
Office	57	56	156	765	514	1,548
Apartments	4	24	104	168	195	495
Mixed use	3	19	51	80	101	254
Other	13	134	50	50	34	281

Total recorded investment	$142	$465	$1,042	$2,950	$2,101	$6,700

% of total	2%	7%	16%	44%	31%	100%

Weighted-average loan-to-value	57%	61%	62%	59%	42%	54%

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

2
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of September 30, 2019 and December 31, 2018, the total carrying value of these investments was $547 million and $394 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	September 30, 2019	December 31, 2018	Balance sheet classification	September 30, 2019	December 31, 2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$402	$42	Other liabilities	$—	$102
Foreign currency swaps	Other invested assets	10	6	Other liabilities	—	—
Total cash flow hedges		412	48		—	102
Total derivatives designated as hedges		412	48		—	102
Derivatives not designated as hedges
Equity index options	Other invested assets	62	39	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	13	10	Other liabilities	4	7
GMWB embeddedderivatives	Reinsurance recoverable (1)	25	20	Policyholder account balances (2)	381	337
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	444	389
Indexed universal lifeembedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	18	12
Total derivatives not designated as hedges		100	69		847	745
Total derivatives		$512	$117		$847	$847

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.

(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2018	Additions	Maturities/ terminations	September 30, 2019
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,924	$1,414	$(2,313)	$9,025
Foreign currency swaps	Notional	80	52	(22)	110

Total cash flow hedges		10,004	1,466	(2,335)	9,135

Total derivatives designated as hedges		10,004	1,466	(2,335)	9,135

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Interest rate caps	Notional	424	—	—	424
Equity index options	Notional	2,628	1,539	(1,730)	2,437
Financial futures	Notional	1,415	4,335	(4,528)	1,222
Other foreign currency contracts	Notional	646	5,436	(3,697)	2,385

Total derivatives not designated as hedges		9,787	11,310	(9,955)	11,142

Total derivatives		$19,791	$12,776	$(12,290)	$20,277

(Number of policies)	Measurement	December 31, 2018	Additions	Maturities/ terminations	September 30, 2019
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	27,886	—	(1,719)	26,167
Fixed index annuity embedded derivatives	Policies	16,464	—	(698)	15,766
Indexed universal life embedded derivatives	Policies	929	—	(34)	895
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the
pre-tax
income effects of cash flow hedges for the three months ended September 30, 2019:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$406	$41	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	4	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(23)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	5	1	Net investment income	—	Net investment gains (losses)

Total	$388	$46		$—

The following table provides information about the
pre-tax
income effects of cash flow hedges for the three months ended September 30, 2018:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(164)	$38	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	9	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	1	—	Net investment income	—	Net investment gains (losses)

Total	$(154)	$38		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about the
pre-tax
income effects of cash flow hedges for the nine months ended September 30, 2019:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$759	$121	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	6	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(55)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	4	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	—	Net investment gains (losses)	2	Net investment gains (losses)

Total	$708	$127		$2

The following table provides information about the
pre-tax
income effects of cash flow hedges for the nine months ended September 30, 2018:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(391)	$112	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	31	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	1	—	Net investment income	—	Net investment gains (losses)

Total	$(359)	$117		$—

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2019	2018
Derivatives qualifying as effective accounting hedges as of July 1	$1,983	$1,863
Current period increases (decreases) in fair value, net of deferred taxes of $(82) and $32	306	(122)
Reclassification to net (income), net of deferred taxes of $16 and $14	(30)	(24)

Derivatives qualifying as effective accounting hedges as of September 30	$2,259	$1,717

3
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Nine months ended September 30,
(Amounts in millions)	2019	2018
Derivatives qualifying as effective accounting hedges as of January 1	$1,781	$2,065
Cumulative effect of changes in accounting:
Stranded tax effects	—	12
Changes to the hedge accounting model, net of deferred taxes of $— and $(1)	—	2

Total cumulative effect of changes in accounting	—	14

Current period increases (decreases) in fair value, net of deferred taxes of $(148) and $75	560	(287)
Reclassification to net (income), net of deferred taxes of $45 and $42	(82)	(75)

Derivatives qualifying as effective accounting hedges as of September 30	$2,259	$1,717

The total of derivatives designated as cash flow hedges of $2,259 million, net of taxes, recorded in stockholders’ equity as of September 30, 2019 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $115 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the nine months ended September 30, 2019 and 2018, we reclassified net gains of $4 million and $6 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.
Derivatives Not Designated As Hedges
We also enter into certain
non-qualifying
derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life; (iii) interest rate caps where the hedging relationship does not qualify for hedge accounting; (iv) foreign currency forward contracts to mitigate currency risk associated with non-functional
currency investments held by certain foreign subsidiaries; and (v) foreign currency options and forward contracts to mitigate currency risk associated with future dividends or other cash flows from certain foreign subsidiaries to our holding company. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity and indexed universal life insurance products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

3
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide the
pre-tax
gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized
(Amounts in millions)	2019	2018	in net income
Interest rate swaps	$(2)	$2	Net investment gains (losses)
Equity index options	1	19	Net investment gains (losses)
Financial futures	35	(42)	Net investment gains (losses)
Other foreign currency contracts	(10)	—	Net investment gains (losses)
GMWB embedded derivatives	(44)	39	Net investment gains (losses)
Fixed index annuity embedded derivatives	(14)	(29)	Net investment gains (losses)
Indexed universal life embedded derivatives	1	3	Net investment gains (losses)

Total derivatives not designated as hedges	$(33)	$(8)

	Nine months ended September 30,		Classification of gain (loss) recognized
(Amounts in millions)	2019	2018	in net income
Interest rate swaps	$(6)	$(1)	Net investment gains (losses)
Equity index options	28	12	Net investment gains (losses)
Financial futures	8	(79)	Net investment gains (losses)
Equity return swaps	—	(4)	Net investment gains (losses)
Other foreign currency contracts	(17)	13	Net investment gains (losses)
GMWB embedded derivatives	(21)	66	Net investment gains (losses)
Fixed index annuity embedded derivatives	(72)	(36)	Net investment gains (losses)
Indexed universal life embedded derivatives	1	10	Net investment gains (losses)

Total derivatives not designated as hedges	$(79)	$(19)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2019			December 31, 2018
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (1)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$487	$4	$483	$97	$109	$(12)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	487	4	483	97	109	(12)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(1)	(1)	—	(8)	(8)	—
Collateral received	(312)	—	(312)	(54)	—	(54)
Collateral pledged	—	(383)	383	—	(535)	535
Over collateralization	6	379	(373)	—	434	(434)

Net amount	$180	$(1)	$181	$35	$—	$35

(1)	Does not include amounts related to embedded derivatives as of September 30, 2019 and December 31, 2018.
(2)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.
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

3
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2019
	Notional		Carrying	Fair value
(Amounts in millions)	amount		amount	Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,980	$7,286	$—	$—	$7,286
Restricted commercial mortgage loans		(1)	53	58	—	—	58
Other invested assets:
Bank loan investments		(1)	353	351	—	—	351
Liabilities:
Long-term borrowings		(1)	3,706	3,469	—	3,333	136
Non-recourse funding obligations		(1)	311	210	—	—	210
Investment contracts		(1)	11,987	12,919	—	—	12,919
Other firm commitments:
Commitments to fund limited partnerships	1,009		—	—	—	—	—
Commitments to fund bank loan investments	51		—	—	—	—	—
Ordinary course of business lending commitments	103		—	—	—	—	—

	December 31, 2018
	Notional		Carrying	Fair value
(Amounts in millions)	amount		amount	Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,687	$6,737	$—	$—	$6,737
Restricted commercial mortgage loans		(1)	62	66	—	—	66
Other invested assets:
Bank loan investments		(1)	248	248	—	—	248
Liabilities:
Long-term borrowings		(1)	3,707	3,251	—	3,108	143
Non-recourse funding obligations		(1)	311	215	—	—	215
Investment contracts		(1)	13,105	13,052	—	—	13,052
Other firm commitments:
Commitments to fund limited partnerships	539		—	—	—	—	—
Commitments to fund bank loan investments	33		—	—	—	—	—
Ordinary course of business lending commitments	73		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
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

3
7

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

3
8

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

3
9

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
Level 2 measurements
Fixed maturity securities
•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, approximately 90% of our portfolio is priced using third-party pricing sources as of September 30, 2019. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by third-party pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our third-party pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2019:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$5,254	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$2,657	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$1,344	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$29,081	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models
Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$8,389	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$2,343	OAS-based models, single factor binomial models, internally priced
Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,965	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model
Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$3,235	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers
Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our
non-U.S.
government, U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities were $15 million, $1,083 million and $592 million, respectively, as of September 30, 2019. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
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
Level 3 measurements
Fixed maturity securities
•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,905 million as of September 30, 2019.
•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $370 million as of September 30, 2019.

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
For GMWB liabilities,
non-performance
risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the GMWB liabilities. As of September 30, 2019 and December 31, 2018, the impact of non-performance
risk resulted in a lower fair value of our GMWB liabilities of $70 million and $64 million, respectively.
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
Interest rate caps.
The valuation of interest rate caps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, forward interest rate volatility and time value component associated with the optionality in the derivative which are generally considered observable inputs and results in the derivatives being classified as Level 2.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,254	$—	$5,254	$—	$—
State and political subdivisions	2,729	—	2,657	72	—
Non-U.S. government	1,359	—	1,359	—	—
U.S. corporate:
Utilities	5,057	—	4,233	824	—
Energy	2,758	—	2,623	135	—
Finance and insurance	7,855	—	7,243	612	—
Consumer—non-cyclical	5,732	—	5,634	98	—
Technology and communications	3,211	—	3,161	50	—
Industrial	1,418	—	1,378	40	—
Capital goods	2,720	—	2,620	100	—
Consumer—cyclical	1,850	—	1,674	176	—
Transportation	1,469	—	1,412	57	—
Other	354	—	186	168	—

Total U.S. corporate	32,424	—	30,164	2,260	—
Non-U.S. corporate:
Utilities	896	—	499	397	—
Energy	1,389	—	1,124	265	—
Finance and insurance	2,348	—	2,151	197	—
Consumer—non-cyclical	699	—	635	64	—
Technology and communications	1,133	—	1,105	28	—
Industrial	994	—	917	77	—
Capital goods	660	—	481	179	—
Consumer—cyclical	386	—	249	137	—
Transportation	728	—	528	200	—
Other	1,423	—	1,292	131	—
Total non-U.S. corporate	10,656	—	8,981	1,675	—
Residential mortgage-backed	2,375	—	2,343	32	—
Commercial mortgage-backed	3,071	—	2,965	106	—
Other asset-backed	3,365	—	3,235	130	—

Total fixed maturity securities	61,233	—	56,958	4,275	—
Equity securities	239	62	123	54	—
Other invested assets:
Derivative assets:
Interest rate swaps	402	—	402	—	—
Foreign currency swaps	10	—	10	—	—
Equity index options	62	—	—	62	—
Other foreign currency contracts	13	—	13	—	—
Total derivative assets	487	—	425	62	—
Securities lending collateral	62	—	62	—	—
Short-term investments	210	—	210	—	—
Limited partnerships	443	—	—	—	443

Total other invested assets	1,202	—	697	62	443
Reinsurance recoverable (2)	25	—	—	25	—
Separate account assets	6,005	6,005	—	—	—

Total assets	$68,704	$6,067	$57,778	$4,416	$443

(1)	Limited partnerships that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,631	$—	$4,631	$—	$—
State and political subdivisions	2,552	—	2,501	51	—
Non-U.S. government	1,268	—	1,268	—	—
U.S. corporate:
Utilities	4,675	—	4,032	643	—
Energy	2,412	—	2,291	121	—
Finance and insurance	6,808	—	6,274	534	—
Consumer—non-cyclical	5,036	—	4,963	73	—
Technology and communications	2,841	—	2,791	50	—
Industrial	1,221	—	1,182	39	—
Capital goods	2,391	—	2,299	92	—
Consumer—cyclical	1,597	—	1,386	211	—
Transportation	1,320	—	1,263	57	—
Other	397	—	219	178	—

Total U.S. corporate	28,698	—	26,700	1,998	—
Non-U.S. corporate:
Utilities	821	—	417	404	—
Energy	1,221	—	1,004	217	—
Finance and insurance	2,106	—	1,935	171	—
Consumer—non-cyclical	690	—	584	106	—
Technology and communications	1,040	—	1,014	26	—
Industrial	916	—	855	61	—
Capital goods	572	—	399	173	—
Consumer—cyclical	313	—	191	122	—
Transportation	610	—	439	171	—
Other	1,481	—	1,400	81	—
Total non-U.S. corporate	9,770	—	8,238	1,532	—
Residential mortgage-backed	2,618	—	2,583	35	—
Commercial mortgage-backed	3,016	—	2,921	95	—
Other asset-backed	3,036	—	2,882	154	—

Total fixed maturity securities	55,589	—	51,724	3,865	—
Equity securities	275	153	64	58	—
Other invested assets:
Derivative assets:
Interest rate swaps	42	—	42	—	—
Foreign currency swaps	6	—	6	—	—
Equity index options	39	—	—	39	—
Other foreign currency contracts	10	—	10	—	—
Total derivative assets	97	—	58	39	—
Securities lending collateral	102	—	102	—	—
Short-term investments	195	—	195	—	—
Limited partnerships	318	—	—	—	318

Total other invested assets	712	—	355	39	318
Reinsurance recoverable (2)	20	—	—	20	—
Separate account assets	5,859	5,859	—	—	—

Total assets	$62,455	$6,012	$52,143	$3,982	$318

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

4
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fai
r
 value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2019	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2019	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
State and political subdivisions	$61	$—	$11	$—	$—	$—	$—	$—	$—	$72	$1
U.S. corporate:
Utilities	789	1	28	13	—	—	(7)	—	—	824	—
Energy	122	—	2	12	—	—	(1)	—	—	135	—
Finance and insurance	607	—	11	—	—	—	(26)	20	—	612	—
Consumer—non-cyclical	89	—	1	9	—	—	(1)	—	—	98	—
Technology and communications	44	—	1	—	—	—	—	5	—	50	—
Industrial	40	—	—	—	—	—	—	—	—	40	—
Capital goods	98	—	2	—	—	—	—	—	—	100	—
Consumer—cyclical	185	—	2	—	—	—	(2)	—	(9)	176	—
Transportation	54	—	1	3	—	—	(1)	—	—	57	—
Other	199	—	—	—	—	—	—	—	(31)	168	—
Total U.S. corporate	2,227	1	48	37	—	—	(38)	25	(40)	2,260	—
Non-U.S. corporate:
Utilities	417	—	5	—	—	—	(25)	—	—	397	—
Energy	241	—	5	31	—	—	(12)	—	—	265	—
Finance and insurance	179	1	4	—	—	—	(3)	16	—	197	1
Consumer—non-cyclical	68	—	1	—	—	—	(5)	—	—	64	—
Technology and communications	27	—	1	—	—	—	—	—	—	28	—
Industrial	64	—	—	13	—	—	—	—	—	77	—
Capital goods	181	—	2	—	—	—	(4)	—	—	179	—
Consumer—cyclical	126	—	2	9	—	—	—	—	—	137	—
Transportation	199	—	1	—	—	—	—	—	—	200	—
Other	129	—	3	—	—	—	(1)	—	—	131	—
Total non-U.S. corporate	1,631	1	24	53	—	—	(50)	16	—	1,675	1
Residential mortgage-backed	36	—	1	—	—	—	(1)	—	(4)	32	—
Commercial mortgage-backed	92	—	14	—	—	—	—	—	—	106	—
Other asset-backed	234	—	—	13	—	—	(11)	—	(106)	130	—
Total fixed maturity securities	4,281	2	98	103	—	—	(100)	41	(150)	4,275	2
Equity securities	56	—	—	—	(2)	—	—	—	—	54	—
Other invested assets:
Derivative assets:
Equity index options	65	1	—	13	—	—	(17)	—	—	62	—
Total derivative assets	65	1	—	13	—	—	(17)	—	—	62	—
Total other invested assets	65	1	—	13	—	—	(17)	—	—	62	—
Reinsurance recoverable (2)	20	5	—	—	—	—	—	—	—	25	5
Total Level 3 assets	$4,422	$8	$98	$116	$(2)	$—	$(117)	$41	$(150)	$4,416	$7

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

											Total gains
											(losses)
	Beginning	Total realized and								Ending	included in
	balance	unrealized gains								balance	net income
	as of	(losses)						Transfer	Transfer	as of	attributable
	July 1,	Included in	Included					into	out of	September 30,	to assets
(Amounts in millions)	2018	net income	in OCI	Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)	2018	still held
Fixed maturity securities:
State and political subdivisions	$52	$1	$11	$—	$—	$—	$—	$—	$(11)	$53	$1
U.S. corporate:
Utilities	622	—	(11)	20	—	—	—	—	—	631	—
Energy	138	—	—	—	—	—	(14)	—	—	124	—
Finance and insurance	458	—	(2)	18	—	—	(2)	—	(3)	469	—
Consumer—non-cyclical	79	—	(1)	—	—	—	—	—	—	78	—
Technology and communications	12	—	(1)	1	—	—	—	7	(7)	12	—
Industrial	40	—	—	—	—	—	—	—	—	40	—
Capital goods	119	—	(1)	—	—	—	—	—	—	118	—
Consumer—cyclical	254	—	(1)	—	(1)	—	(5)	—	(7)	240	—
Transportation	56	—	—	—	—	—	(1)	—	—	55	—
Other	153	—	(1)	—	—	—	(1)	—	—	151	—
Total U.S. corporate	1,931	—	(18)	39	(1)	—	(23)	7	(17)	1,918	—
Non-U.S. corporate:
Utilities	333	—	(3)	—	—	—	—	—	(7)	323	—
Energy	175	—	—	—	—	—	(11)	25	—	189	—
Finance and insurance	150	1	(2)	—	—	—	—	—	—	149	1
Consumer—non-cyclical	108	—	—	—	—	—	(1)	—	—	107	—
Techn ology and communications	16	—	—	10	—	—	—	—	—	26	—
Industrial	105	—	(1)	—	—	—	—	—	(25)	79	—
Capital goods	166	—	(1)	—	—	—	—	—	—	165	—
Consumer—cyclical	48	—	(1)	—	—	—	—	—	—	47	—
Transportation	203	—	(2)	16	—	—	—	1	(17)	201	—
Other	82	—	(1)	—	—	—	—	—	—	81	—
Total non-U.S. corporate	1,386	1	(11)	26	—	—	(12)	26	(49)	1,367	1
Residential mortgage-backed	34	—	(1)	—	—	—	—	11	—	44	—
Commercial mortgage-backed	44	—	—	18	—	—	—	13	—	75	—
Other asset-backed	156	—	—	15	—	—	(18)	6	(18)	141	—
Total fixed maturity securities	3,603	2	(19)	98	(1)	—	(53)	63	(95)	3,598	2
Equity securities	46	—	—	5	(1)	—	—	—	—	50	—
Other invested assets:
Derivative assets:
Equity index options	70	19	—	15	—	—	(25)	—	—	79	14
Total derivative assets	70	19	—	15	—	—	(25)	—	—	79	14
Total other invested assets	70	19	—	15	—	—	(25)	—	—	79	14
Reinsurance recoverable (2)	12	(2)	—	—	—	1	—	—	—	11	(2)
Total Level 3 assets	$3,731	$19	$(19)	$118	$(2)	$1	$(78)	$63	$(95)	$3,738	$14

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fai
r
 value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of	Total realized and unrealized gains (losses)						Transfer	Transfer	Ending balance as of	Total gains (losses) included in net income attributable
(Amounts in millions)	January 1, 2019	Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	into Level 3 (1)	out of Level 3 (1)	September 30, 2019	to assets still held
Fixed maturity securities:
State and political subdivisions	$51	$2	$19	$—	$—	$—	$—	$—	$—	$72	$2
U.S. corporate:
Utilities	643	1	70	109	(14)	—	(47)	72	(10)	824	—
Energy	121	—	9	17	—	—	(12)	—	—	135	—
Finance and insurance	534	—	49	40	—	—	(38)	27	—	612	—
Consumer—non-cyclical	73	—	4	23	—	—	(11)	9	—	98	—
Technology and communications	50	—	6	—	—	—	—	5	(11)	50	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	92	—	8	—	—	—	—	—	—	100	—
Consumer—cyclical	211	—	12	—	(13)	—	(16)	—	(18)	176	—
Transportation	57	—	2	7	—	—	(9)	—	—	57	—
Other	178	—	6	22	—	—	(15)	8	(31)	168	—
Total U.S. corporate	1,998	1	167	218	(27)	—	(148)	121	(70)	2,260	—
Non-U.S. corporate:
Utilities	404	—	28	30	(7)	—	(42)	—	(16)	397	—
Energy	217	—	17	47	—	—	(16)	—	—	265	—
Finance and insurance	171	3	22	7	—	—	(16)	16	(6)	197	3
Consumer—non-cyclical	106	2	5	—	—	—	(49)	—	—	64	—
Technology and communications	26	—	2	—	—	—	—	—	—	28	—
Industrial	61	—	3	13	—	—	—	—	—	77	—
Capital goods	173	—	11	10	—	—	(15)	—	—	179	—
Consumer—cyclical	122	—	10	9	—	—	(4)	—	—	137	—
Transportation	171	—	10	19	—	—	—	—	—	200	—
Other	81	—	11	35	—	—	(2)	6	—	131	—
Total non-U.S. corporate	1,532	5	119	170	(7)	—	(144)	22	(22)	1,675	3
Residential mortgage-backed	35	—	2	—	—	—	(1)	—	(4)	32	—
Commercial mortgage-backed	95	—	23	2	—	—	—	—	(14)	106	—
Other asset-backed	154	—	2	109	—	—	(53)	28	(110)	130	—
Total fixed maturity securities	3,865	8	332	499	(34)	—	(346)	171	(220)	4,275	5
Equity securities	58	—	—	2	(6)	—	—	—	—	54	—
Other invested assets:
Derivative assets:
Equity index options	39	28	—	34	—	—	(39)	—	—	62	(2)
Total derivative assets	39	28	—	34	—	—	(39)	—	—	62	(2)
Total other invested assets	39	28	—	34	—	—	(39)	—	—	62	(2)
Reinsurance recoverable (2)	20	4	—	—	—	1	—	—	—	25	4
Total Level 3 assets	$3,982	$40	$332	$535	$(40)	$1	$(385)	$171	$(220)	$4,416	$7

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

5
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of	Total realized and unrealized gains (losses)						Transfer	Transfer	Ending balance as of	Total gains (losses) included in net income attributable
(Amounts in millions)	January 1, 2018	Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	into Level 3 (1)	out of Level 3 (1)	September 30, 2018	to assets still held
Fixed maturity securities:
U.S. government, agenciesand government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$(1)	$—	$—	$—	$—
State and political subdivisions	37	2	7	—	—	—	—	18	(11)	53	2
U.S. corporate:
Utilities	574	(1)	(36)	89	(12)	—	(4)	25	(4)	631	—
Energy	147	—	(5)	22	—	—	(33)	—	(7)	124	—
Finance and insurance	626	1	(69)	44	—	—	(112)	—	(21)	469	1
Consumer—non-cyclical	81	—	(3)	—	—	—	—	—	—	78	—
Technology and communications	73	—	(6)	5	—	—	(60)	7	(7)	12	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	121	—	(10)	24	—	—	(10)	—	(7)	118	—
Consumer—cyclical	262	—	(11)	17	(4)	—	(17)	—	(7)	240	—
Transportation	60	—	(1)	—	—	—	(4)	—	—	55	—
Other	169	—	(2)	—	(10)	—	(6)	—	—	151	—

Total U.S. corporate	2,152	—	(142)	201	(26)	—	(246)	32	(53)	1,918	1

Non-U.S. corporate:
Utilities	343	—	(16)	22	—	—	(20)	15	(21)	323	—
Energy	176	—	(6)	23	—	—	(29)	25	—	189	—
Finance and insurance	161	3	(13)	1	—	—	(2)	—	(1)	149	3
Consumer—non-cyclical	124	—	(4)	—	—	—	(13)	—	—	107	—
Technology and communications	29	—	—	10	—	—	(13)	—	—	26	—
Industrial	116	—	(5)	3	—	—	(10)	—	(25)	79	—
Capital goods	191	1	(6)	—	—	—	(21)	—	—	165	1
Consumer—cyclical	54	—	(3)	—	(1)	—	(3)	—	—	47	—
Transportation	170	—	(8)	38	—	—	—	18	(17)	201	—
Other	52	—	(4)	33	—	—	—	—	—	81	—

Total non-U.S. corporate	1,416	4	(65)	130	(1)	—	(111)	58	(64)	1,367	4

Residential mortgage-backed	77	—	(1)	29	—	—	(1)	11	(71)	44	—
Commercial mortgage-backed	30	—	(2)	53	—	—	—	26	(32)	75	—
Other asset-backed	227	—	(3)	66	—	—	(74)	54	(129)	141	—

Total fixed maturity securities	3,940	6	(206)	479	(27)	—	(433)	199	(360)	3,598	7

Equity securities	44	—	—	10	(4)	—	—	—	—	50	—

Other invested assets:
Derivative assets:
Equity index options	80	12	—	44	—	—	(57)	—	—	79	10

Total derivative assets	80	12	—	44	—	—	(57)	—	—	79	10

Total other invested assets	80	12	—	44	—	—	(57)	—	—	79	10

Reinsurance recoverable (2)	14	(5)	—	—	—	2	—	—	—	11	(5)

Total Level 3 assets	$4,078	$13	$(206)	$533	$(31)	$2	$(490)	$199	$(360)	$3,738	$12

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions)	2019	2018	2019	2018
Total realized and unrealized gains (losses) included in net income:
Net investment income	$2	$2	$8	$7
Net investment gains (losses)	6	17	32	6

Total	$8	$19	$40	$13

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$2	$2	$5	$7
Net investment gains (losses)	5	12	2	5

Total	$7	$14	$7	$12

The amount presented for realized and unrealized gains (losses) included in net income for available-for-sale
securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2019:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$748	Credit spreads	49bps - 308bps	148bps
Energy	Internal models	111	Credit spreads	73bps - 309bps	173bps
Finance and insurance	Internal models	596	Credit spreads	56bps - 251bps	160bps
Consumer— non-cyclical	Internal models	98	Credit spreads	85bps - 309bps	154bps
Technology and communications	Internal models	50	Credit spreads	167bps - 309bps	227bps
Industrial	Internal models	40	Credit spreads	110bps - 213bps	150bps
Capital goods	Internal models	100	Credit spreads	97bps - 276bps	154bps
Consumer—cyclical	Internal models	161	Credit spreads	93bps - 252bps	163bps
Transportation	Internal models	54	Credit spreads	56bps - 227bps	107bps
Other	Internal models	168	Credit spreads	70bps - 148bps	89bps

Total U.S. corporate	Internal models	$2,126	Credit spreads	49bps - 309bps	151bps

Non-U.S. corporate:
Utilities	Internal models	$397	Credit spreads	74bps - 224bps	137bps
Energy	Internal models	246	Credit spreads	97bps - 276bps	164bps
Finance and insurance	Internal models	197	Credit spreads	109bps - 195bps	133bps
Consumer—non-cyclical	Internal models	64	Credit spreads	64bps - 148bps	119bps
Technology and communications	Internal models	28	Credit spreads	121bps - 148bps	139bps
Industrial	Internal models	77	Credit spreads	73bps - 227bps	123bps
Capital goods	Internal models	179	Credit spreads	85bps - 276bps	162bps
Consumer—cyclical	Internal models	133	Credit spreads	71bps - 276bps	194bps
Transportation	Internal models	200	Credit spreads	64bps - 227bps	127bps
Other	Internal models	127	Credit spreads	91bps - 219bps	163bps

Total non-U.S. corporate	Internal models	$1,648	Credit spreads	64bps - 276bps	147bps

Derivative assets:
Equity index options	Discounted cash flows	$62	Equity index volatility	6% - 29%	20%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

5
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$381	$—	$—	$381
Fixed index annuity embedded derivatives	444	—	—	444
Indexed universal life embedded derivatives	18	—	—	18

Total policyholder account balances	843	—	—	843

Derivative liabilities:
Other foreign currency contracts	4	—	4	—

Total derivative liabilities	4	—	4	—

Total liabilities	$847	$—	$4	$843

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$—	$—	$337
Fixed index annuity embedded derivatives	389	—	—	389
Indexed universal life embedded derivatives	12	—	—	12

Total policyholder account balances	738	—	—	738

Derivative liabilities:
Interest rate swaps	102	—	102	—
Other foreign currency contracts	7	—	7	—

Total derivative liabilities	109	—	109	—

Total liabilities	$847	$—	$109	$738

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inp uts to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2019	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2019	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$325	$49	$—	$—	$—	$7	$—	$—	$—	$381	$50
Fixed index annuity embedded derivatives	438	14	—	—	—	—	(8)	—	—	444	14
Indexed universal life embedded derivatives	15	(1)	—	—	—	4	—	—	—	18	(1)

Total policyholder account balances	778	62	—	—	—	11	(8)	—	—	843	63

Total Level 3 liabilities	$778	$62	$—	$—	$—	$11	$(8)	$—	$—	$843	$63

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of July 1, 2018	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2018	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$235	$(41)	$—	$—	$—	$7	$—	$—	$—	$201	$(42)
Fixed index annuity embedded derivatives	420	29	—	—	—	—	(3)	—	—	446	29
Indexed universal life embedded derivatives	13	(3)	—	—	—	3	—	—	—	13	(3)

Total policyholder account balances	668	(15)	—	—	—	10	(3)	—	—	660	(16)

Total Level 3 liabilities	$668	$(15)	$—	$—	$—	$10	$(3)	$—	$—	$660	$(16)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2019	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2019	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$25	$—	$—	$—	$19	$—	$—	$—	$381	$29
Fixed index annuityembedded derivatives	389	72	—	—	—	—	(17)	—	—	444	72
Indexed universal life embedded derivatives	12	(1)	—	—	—	7	—	—	—	18	(1)

Total policyholder account balances	738	96	—	—	—	26	(17)	—	—	843	100

Total Level 3 liabilities	$738	$96	$—	$—	$—	$26	$(17)	$—	$—	$843	$100

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2018	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2018	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$(71)	$—	$—	$—	$22	$—	$—	$—	$201	$(68)
Fixed index annuity embedded derivatives	419	36	—	—	—	—	(9)	—	—	446	36
Indexed universal life embedded derivatives	14	(10)	—	—	—	9	—	—	—	13	(10)

Total policyholder account balances	683	(45)	—	—	—	31	(9)	—	—	660	(42)

Total Level 3 liabilities	$683	$(45)	$—	$—	$—	$31	$(9)	$—	$—	$660	$(42)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions)	2019	2018	2019	2018
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	62	(15)	96	(45)

Total	$62	$(15)	$96	$(45)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	63	(16)	100	(42)

Total	$63	$(16)	$100	$(42)

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

5
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2019:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Policyholder account balances:
			Withdrawal utilization rate	48% - 88%	71%
			Lapse rate	2% - 9%	3%
			Non-performance risk (credit spreads)	9bps - 83bps	65bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$381	Equity index volatility	13% - 23%	20%
Fixed index annuity embedded derivatives	Option budget method	$444	Expected future interest credited	— % - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$18	Expected future interest credited	3% - 9%	5%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(7) Liability for Policy and Contract Claims
The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2019	2018
Beginning balance	$10,295	$9,507
Less reinsurance recoverables	(2,379)	(2,419)

Net beginning balance	7,916	7,088

Incurred related to insured events of:
Current year	2,865	2,768
Prior years	(237)	(238)

Total incurred	2,628	2,530

Paid related to insured events of:
Current year	(659)	(702)
Prior years	(1,794)	(1,738)

Total paid	(2,453)	(2,440)

Interest on liability for policy and contract claims	285	248
Foreign currency translation	(9)	(16)

Net ending balance	8,367	7,410
Add reinsurance recoverables	2,413	2,352

Ending balance	$10,780	$9,762

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
For the nine months ended September 30, 2019, the favorable development of $237 million related to insured events of prior years was primarily attributable to our long-term care insurance business from favorable development on prior year incurred but not reported claims and favorable claim terminations, including pending claims that terminate before becoming an active claim. The favorable development for the nine months ended September 30, 2019 was also related to our U.S. mortgage insurance business predominantly from an improvement in net cures and aging of existing delinquencies, including a favorable reserve adjustment of $9 million during the second quarter of 2019.
For the nine months ended September 30, 2018, the favorable development of $238 million related to insured events of prior years was primarily attributable to our long-term care insurance business from favorable claim terminations, including pending claims that terminate before becoming an active claim. The favorable development for the nine months ended September 30, 2018 was also impacted by our mortgage insurance businesses, primarily from an improvement in net cures and aging of existing claims, including a favorable reserve adjustment of $26 million in our U.S. mortgage insurance business during the second quarter of 2018.

(8) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Swaps terminated prior to the TCJA	1.2	14.0	3.2	10.7
Provision to return adjustments	(1.6)	0.5	(0.4)	(1.0)
Effect of foreign operations	(0.8)	4.5	2.5	4.8
Nondeductible expense	0.1	1.4	0.5	1.2
TCJA, impact on foreign operations	—	(7.2)	—	(1.9)
TCJA, impact from change in tax rate	—	—	—	3.7
Valuation allowance	—	(8.5)	—	(3.6)
Other, net	—	(3.5)	(0.2)	(0.4)

Effective rate	19.9%	22.2%	26.6%	34.5%

The decrease in the effective tax rate for the three and nine months ended September 30, 2019 was primarily attributable to lower tax expense in the current year related to foreign operations, as well as higher expense in the prior year related to gains on forward starting swaps settled prior to the enactment of the Tax Cuts and Jobs Act (“TCJA”) in relation to lower pre-tax income. These decreases were partially offset by prior year transactions that did not recur: a reduction in our valuation allowance and a provision to return adjustment related to the mandatory repatriation rules of the TCJA.
(9) Segment Information
We have the following
four
operating business segments: U.S. Mortgage Insurance; Australia Mortgage Insurance; U.S. Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
businesses); and Runoff (which includes the results of
non-strategic
products which have not been actively sold). In addition to our four operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations.
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
We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax
effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating
items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse
funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating
items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating
items are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In 2019, we revised how we tax the adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to align the tax rate used in the reconciliation to each segment’s local jurisdictional tax rate. Beginning in the first quarter of 2019, we used a tax rate of 30% for our Australia Mortgage Insurance segment to tax effect its adjustments. Our domestic segments remain at a 21% tax rate. In 2018, we assumed a flat 21% tax rate on adjustments for all of our segments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.
Prior year amounts have not been
re-presented
to reflect this revised presentation; however, the previous methodology would not have resulted in a materially different segment-level adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.
We recorded a
pre-tax
expense of $—and $4 million for the three and nine months ended September 30, 2019, respectively, and $
2
 million for the both the three and nine months ended September 30, 2018 related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Revenues:
U.S. Mortgage Insurance segment	$251	$214	$709	$622

Australia Mortgage Insurance segment	82	105	288	348

U.S. Life Insurance segment:
Long-term care insurance	1,110	1,048	3,279	3,103
Life insurance	347	345	1,101	1,091
Fixed annuities	145	168	455	526

U.S. Life Insurance segment	1,602	1,561	4,835	4,720

Runoff segment	74	79	234	227

Corporate and Other activities	11	(7)	(8)	(1)

Total revenues	$2,020	$1,952	$6,058	$5,916

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions)	2019	2018	2019	2018
Net income available to Genworth Financial, Inc.’s common stockholders	$18	$146	$360	$448
Add: net income from continuing operations attributable tononcontrolling interests	10	18	45	62
Add: net income from discontinued operations attributable to noncontrolling interests	30	46	101	114

Net income	58	210	506	624
Less: income ( loss ) from discontinued operations, net of taxes	(80)	105	42	284

Income from continuing operations	138	105	464	340
Less: net income from continuing operations attributable tononcontrolling interests	10	18	45	62

Income from continuing operations available to GenworthFinancial, Inc.’s common stockholders	128	87	419	278
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(5)	14	(33)	26
Expenses related to restructuring	—	2	4	2
Taxes on adjustments	—	(4)	6	(6)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$123	$99	$396	$300

(1)	For the three months ended September 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3)
million in each period, and adjusted
for net investment gains (losses) attributable to noncontrolling interests of $(4) million and $1 million, respectively. For the nine months ended September 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(8) million and $(7) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of
 $
$2

million in each period.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$137	$118	$408	$366

Australia Mortgage Insurance segment	12	17	39	58

U.S. Life Insurance segment:
Long-term care insurance	21	(24)	38	(34)
Life insurance	(25)	(2)	(17)	1
Fixed annuities	3	23	39	82

U.S. Life Insurance segment	(1)	(3)	60	49

Runoff segment	10	14	39	37
Corporate and Other activities	(35)	(47)	(150)	(210)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$123	$99	$396	$300

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

	September 30,	December 31,
(Amounts in millions)	2019	2018
Assets:
U.S. Mortgage Insurance segment	$4,139	$3,583
Australia Mortgage Insurance segment	2,390	2,534
U.S. Life Insurance segment	82,378	79,799
Runoff segment	9,931	9,963
Corporate and Other activities	1,692	29

Segment assets from continuing operations	100,530	95,908
Assets held for sale related to discontinued operations	5,123	5,015

Total assets	$105,653	$100,923

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

6
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2017, Genworth Financial International Holdings, LLC (“GFIH”)
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
On March 29, 2019, AXA, FICL, FACL and Santander filed their respective responses to our amended counterclaim. On June 21, 2019, we filed an application to address certain deficiencies in AXA’s discovery production. On July 18, 2019, we reached an agreement with AXA and Santander regarding our discovery application. The hearing on liability and subrogation matters is scheduled to commence on November 4, 2019 and conclude on November 12, 2019, and the quantum hearing is scheduled to commence on March 9, 2020 and conclude on March 12, 2020. We intend to continue to vigorously defend this action.
In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleged unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality
factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. Plaintiff’s appeal and our cross-appeal is now fully briefed and waiting for disposition by the Eleventh Circuit. We intend to continue to vigorously defend the dismissal of this action.
In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, GFIH and Genworth Life Insurance Company (“GLIC”) were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned
Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion, seeking to prevent proceeds that GFIH expects to receive from the planned sale of its shares in Genworth MI Canada Inc. (“Genworth Canada”) from being transferred out of GFIH.
On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief from their August 7, 2019 motion with an exception that allows GFIH to transfer $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay off of a senior secured term loan facility dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019. We intend to continue to vigorously defend this action.
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

On March 12, 2019, we moved to dismiss plaintiffs’ complaint. On March 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on April 1, 2019. In July 2019, the court heard oral arguments on our motion to dismiss. On August 29, 2019, the Court issued an order granting our motion to dismiss the claim with regard to breach of contract, but denied our motion with regard to fraudulent omission, fraudulent inducement and violation of the Pennsylvania Unfair Trade Practices and Consumer Protection law. On September 20, 2019, plaintiffs filed an amended complaint, dropping Genworth Financial as a defendant and reducing their causes of action from four counts to two: fraudulent inducement by omission and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (on behalf of the two named plaintiffs who are Pennsylvania residents). The trial is scheduled to commence on March 23, 2020 and conclude on April 3, 2020. The parties have been engaging in a mediation process for the past several weeks, and on October 22, 2019, reached an agreement in principle to settle this matter on a nationwide basis
.
The parties will need to enter into a definitive settlement agreement, file for approval of the settlement with the Court, and have the Court approve the settlement in order to finalize the settlement of this matter, and no assurance can be given that a final settlement will be reached. If we enter into a

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
settlement agreement consistent with the agreement in principle we reached on October 22, 2019, we do not anticipate the result to have a material negative impact on our results of operations or financial position. If we do not enter into a final settlement, we intend to continue to vigorously defend this action.
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
(b) Commitments
As of September 30, 2019, we were committed to fund $1,009 million in limited partnership investments, $24 million in U.S. commercial mortgage loan investments and $79 million in private placement investments. As of September 30, 2019, we were also committed to fund $51 million of bank loan investments which had not yet been drawn.
(11) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2019	$1,305	$1,983	$(275)	$3,013
OCI before reclassifications	384	306	(64)	626
Amounts reclassified from (to) OCI	(13)	(30)	—	(43)

Current period OCI	371	276	(64)	583

Balances as of September 30, 2019 before noncontrolling interests	1,676	2,259	(339)	3,596

Less: change in OCI attributable to noncontrolling interests	1	—	(27)	(26)

Balances as of September 30, 2019	$1,675	$2,259	$(312)	$3,622

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

6
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2018	$736	$1,863	$(272)	$2,327
OCI before reclassifications	(141)	(122)	20	(243)
Amounts reclassified from (to) OCI	7	(24)	—	(17)

Current period OCI	(134)	(146)	20	(260)

Balances as of September 30, 2018 before noncontrolling interests	602	1,717	(252)	2,067

Less: change in OCI attributable to noncontrolling interests	(6)	—	6	—

Balances as of September 30, 2018	$608	$1,717	$(258)	$2,067

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2019	$595	$1,781	$(332)	$2,044
OCI before reclassifications	1,186	560	33	1,779
Amounts reclassified from (to) OCI	(59)	(82)	—	(141)

Current period OCI	1,127	478	33	1,638

Balances as of September 30, 2019 before noncontrolling interests	1,722	2,259	(299)	3,682

Less: change in OCI attributable to noncontrolling interests	47	—	13	60

Balances as of September 30, 2019	$1,675	$2,259	$(312)	$3,622

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

6
9

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

The foreign currency translation and other adjustments balance in the charts above included $(2) million and $(14) million, respectively, net of taxes of $1 million and $5 million, respectively, related to a net unrecognized postretirement benefit obligation as of September 30, 2019 and 2018. The balance also included taxes of $(44) million and $(45) million, respectively, related to foreign currency translation adjustments as of September 30, 2019 and 2018. The balance as of September 30, 2018 included the impact of adopting new accounting guidance related to stranded tax effects.
The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended September 30,		Nine months ended September 30,		Affected line item in the consolidated statements of income
(Amounts in millions)	2019	2018	2019	2018
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(17)	$9	$(75)	$25	Net investment (gains) losses
(Provision) benefit for income taxes	4	(2)	16	(5)	Provision for income taxes

Total	$(13)	$7	$(59)	$20

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(41)	$(38)	$(121)	$(112)	Net investment income
Interest rate swaps hedging assets	(4)	—	(6)	(5)	Net investment (gains) losses
Foreign currency swaps	(1)	—	—	—	Net investment income
Benefit for income taxes	16	14	45	42	Provision for income taxes

Total	$(30)	$(24)	$(82)	$(75)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

7
0

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Discontinued Operations
As discussed in note 1, our Canada mortgage insurance business is reported as discontinued operations. The assets and liabilities held for sale related to discontinued operations for this business have been segregated in our condensed consolidated balance sheets.

The major asset and liability categories were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$4,225	$4,072
Equity securities, at fair value	373	380
Other invested assets	129	116

Total investments	4,727	4,568
Cash, cash equivalents and restricted cash	362	203
Accrued investment income	38	30
Deferred acquisition costs	125	121
Intangible assets and goodwill	15	14
Other assets	52	79

Assets held for sale related to discontinued operations	5,319	5,015
Impairment of disposal group and cost to sell	(196)	—

Total assets held for sale related to discontinued operations	$5,123	$5,015

Liabilities
Liability for policy and contract claims	$95	$84
Unearned premiums	1,588	1,533
Other liabilities	264	154
Long-term borrowings	329	318
Deferred tax liability	26	23

Liabilities held for sale related to discontinued operations	$2,302	$2,112

Deferred tax assets and liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in assets or liabilities of continuing operations and not reflected in assets or liabilities held for sale related to discontinued operations.

7
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of operating results related to discontinued operations were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Revenues:
Premiums	$130	$127	$381	$397
Net investment income	37	35	108	105
Net investment gains (losses)	(12)	29	(12)	(1)

Total revenues	155	191	477	501

Benefits and expenses:
Benefits and other changes in policy reserves	23	18	61	55
Acquisition and operating expenses, net of deferrals	20	12	52	42
Amortization of deferred acquisition costs and intangibles	11	11	32	32
Interest expense (1)	12	12	37	30

Total benefits and expenses	66	53	182	159

Income before income taxes and loss on sale (2)	89	138	295	342
Provision for income taxes	5	33	89	58

Income before loss on sale	84	105	206	284
Loss on sale, net of taxes	(164)	—	(164)	—

Income (loss) from discontinued operations, net of taxes	(80)	105	42	284

Less: net income from discontinued operations attributable to noncontrolling interests	30	46	101	114

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$(110)	$59	$(59)	$170

(1)
Interest on debt that will be assumed by Brookfield and interest on debt required to be repaid as a result of the sale of Genworth Canada was allocated and reported in discontinued operations. A senior secured term loan facility (“Term Loan”), owed by Genworth Holdings and secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares, will be required to be repaid upon the sale of Genworth Canada. Accordingly, interest expense related to the Term Loan of
$8
million for both the three months ended September 30, 2019 and 2018, and
$23 million and $17
million for the nine months ended September 30, 2019 and 2018, respectively, was allocated and reported in discontinued operations.

(2)
The three months ended September 30, 2019 and 2018 includes pre-tax income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $47 million and $75 million, respectively. The nine months ended September 30, 2019 and 2018 includes pre-tax income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $158 million and $188 million, respectively.

On August 12, 2019, Genworth, GFIH and Genworth Mortgage Insurance Corporation (“GMICO”) entered into a Share Purchase Agreement with Brookfield. Under the Share Purchase Agreement, Genworth, GFIH and GMICO agreed to sell the common shares of Genworth Canada owned by GFIH and GMICO to Brookfield. GFIH and GMICO are indirect wholly-owned subsidiaries of Genworth. GFIH and GMICO currently own approximately
40.4% and 16.5%, respectively, or an aggregate ownership of 56.9%, of the issued and outstanding common shares of Genworth Canada. The sales price is CAD$48.86 per share or approximately

7
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$1.8 billion in cash. The sales price and estimated net loss will be adjusted for changes in stockholders’ equity and other items and are subject to change between now and closing. In addition, the sales price was reduced on a per purchased share basis by the amount of the special dividend declared by Genworth Canada on September 12, 2019 of CAD$1.45 per common share. GFIH and GMICO received this special dividend of approximately $54 million in the fourth quarter of 2019. Any future special dividends declared by Genworth Canada will further reduce the sales price on a per purchased share basis. However, the sales price will not be reduced by any ordinary quarterly dividends (not to exceed CAD$0.55 per share) paid by Genworth Canada to GFIH and GMICO prior to the closing date.
During the three months ended September 30, 2019, due to the planned sale of our Canada mortgage insurance business and in connection with the preparation of our third quarter of 2019 financial statements, we recorded an estimated after-tax loss of approximately $
164
 million
. In accordance with the accounting guidance for groups of assets that are held-for-sale,
we recorded an impairment
and cost to sell of
$
196
 million to reduce the carrying value of the business to its fair va lue
.

N
et proceeds from the transaction are estimated to be approximately
$
1.7

billion.
The following table provides a summary of the loss on sale recorded in connection with our planned disposition of Genworth Canada:

(Amounts in millions)	Three months ended September 30, 2019
Net cash proceeds	$1,726
Add: adjusted carrying value of noncontrolling interests (1)	1,405

Total adjusted consideration (2)	3,131
Carrying value of the disposal group before accumulated other comprehensive income (loss)	3,017
Add: total accumulated other comprehensive (income) loss of disposal group (3)	303

Total adjusted carrying value of the disposal group	3,320
Pre-tax loss on sale	(189)
Tax benefit on sale	25

After-tax loss on sale	$(164)

(1)
In accordance with accounting guidance on the deconsolidation of a subsidiary or group of assets, the carrying amount of any noncontrolling interests in the subsidiary to be sold (adjusted to reflect amounts in accumulated other comprehensive income (loss) required to be derecognized upon final disposition) is added to the total fair value of the consideration to be received.

(2)
Represents the aggregate of the estimated net cash proceeds to be received upon sale closing plus the carrying amount of noncontrolling interests, including accumulated other comprehensive income (loss) attributable to noncontrolling interests.

(3)	Consists primarily of cumulative losses on foreign currency translation adjustments and deferred tax losses, partially offset by unrealized investment gains.

The sale is targeted to close by the end of 2019 and is subject to customary conditions, including requisite regulatory approvals.

7
3

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
The condensed consolidating financial information presents the condensed consolidating balance sheet information as of September 30, 2019 and December 31, 2018, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and nine months ended September 30, 2019 and 2018 and the condensed consolidating cash flow statement information for the nine months ended September 30, 2019 and 2018.
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

7
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating balance sheet information as of September 30, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$61,433	$(200)	$61,233
Equity securities, at fair value	—	—	239	—	239
Commercial mortgage loans ($53 are restricted related to a securitization entity)	—	—	7,033	—	7,033
Policy loans	—	—	2,069	—	2,069
Other invested assets	—	82	1,623	(12)	1,693
Investments in subsidiaries	14,535	12,889	—	(27,424)	—

Total investments	14,535	12,971	72,397	(27,636)	72,267
Cash, cash equivalents and restricted cash	—	297	1,332	—	1,629
Accrued investment income	—	—	643	—	643
Deferred acquisition costs	—	—	1,881	—	1,881
Intangible assets and goodwill	—	—	210	—	210
Reinsurance recoverable	—	—	17,180	—	17,180
Other assets	3	54	422	—	479
Intercompany notes receivable	—	279	—	(279)	—
Deferred tax assets	4	883	(651)	—	236
Separate account assets	—	—	6,005	—	6,005
Assets held for sale related to discontinued operations	—	—	5,123	—	5,123

Total assets	$14,542	$14,484	$104,542	$(27,915)	$105,653
Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$40,489	$—	$40,489
Policyholder account balances	—	—	22,607	—	22,607
Liability for policy and contract claims	—	—	10,780	—	10,780
Unearned premiums	—	—	1,863	—	1,863
Other liabilities	1	52	1,405	(13)	1,445
Intercompany notes payable	154	200	125	(479)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,571	135	—	3,706
Separate account liabilities	—	—	6,005	—	6,005
Liabilities held for sale related to discontinued operations	—	—	2,302	—	2,302

Total liabilities	155	3,823	86,022	(492)	89,508

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,986	9,095	18,429	(27,524)	11,986
Accumulated other comprehensive income (loss)	3,622	3,580	3,677	(7,257)	3,622
Retained earnings	1,478	(2,014)	(5,647)	7,661	1,478
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,387	10,661	16,462	(27,123)	14,387
Noncontrolling interests	—	—	2,058	(300)	1,758

Total equity	14,387	10,661	18,520	(27,423)	16,145

Total liabilities and equity	$14,542	$14,484	$104,542	$(27,915)	$105,653

7
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the condens
e
d consolidating balance sheet information as of December 31, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$55,789	$(200)	$55,589
Equity securities, at fair value	—	—	275	—	275
Commercial mortgage loans ($62 are restricted related to a securitization entity)	—	—	6,749	—	6,749
Policy loans	—	—	1,861	—	1,861
Other invested assets	—	86	988	(2)	1,072
Investments in subsidiaries	12,570	11,462	—	(24,032)	—

Total investments	12,570	11,548	65,662	(24,234)	65,546
Cash, cash equivalents and restricted cash	—	429	1,545	—	1,974
Accrued investment income	—	—	649	(4)	645
Deferred acquisition costs	—	—	3,142	—	3,142
Intangible assets and goodwill	—	—	333	—	333
Reinsurance recoverable	—	—	17,278	—	17,278
Other assets	15	62	318	—	395
Intercompany notes receivable	—	180	6	(186)	—
Deferred tax assets	14	907	(185)	—	736
Separate account assets	—	—	5,859	—	5,859
Assets held for sale related to discontinued operations	—	—	5,015	—	5,015

Total assets	$12,599	$13,126	$99,622	$(24,424)	$100,923

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$37,940	$—	$37,940
Policyholder account balances	—	—	22,968	—	22,968
Liability for policy and contract claims	—	—	10,295	—	10,295
Unearned premiums	—	—	2,013	—	2,013
Other liabilities	27	97	1,412	(7)	1,529
Intercompany notes payable	122	207	57	(386)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,567	140	—	3,707
Separate account liabilities	—	—	5,859	—	5,859
Liabilities held for sale related to discontinued operations	—	—	2,112	—	2,112

Total liabilities	149	3,871	83,107	(393)	86,734

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,987	9,095	18,425	(27,520)	11,987
Accumulated other comprehensive income (loss)	2,044	2,144	2,060	(4,204)	2,044
Retained earnings	1,118	(1,984)	(6,012)	7,996	1,118
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,450	9,255	14,476	(23,731)	12,450
Noncontrolling interests	—	—	2,039	(300)	1,739

Total equity	12,450	9,255	16,515	(24,031)	14,189

Total liabilities and equity	$12,599	$13,126	$99,622	$(24,424)	$100,923

7
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,015	$—	$1,015
Net investment income	(1)	3	818	(4)	816
Net investment gains (losses)	—	(1)	(1)	—	(2)
Policy fees and other income	—	—	192	(1)	191

Total revenues	(1)	2	2,024	(5)	2,020

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,284	—	1,284
Interest credited	—	—	146	—	146
Acquisition and operating expenses, net of deferrals	6	—	241	—	247
Amortization of deferred acquisition costs and intangibles	—	—	112	—	112
Interest expense	—	57	7	(5)	59

Total benefits and expenses	6	57	1,790	(5)	1,848

Income (loss) from continuing operations before income taxes and equity in loss of subsidiaries	(7)	(55)	234	—	172
Provision (benefit) for income taxes	(39)	(10)	83	—	34
Equity in loss of subsidiaries	(14)	(91)	—	105	—

Income (loss) from continuing operations	18	(136)	151	105	138
Income (loss) from discontinued operations, net of taxes	—	1	(81)	—	(80)

Net income (loss)	18	(135)	70	105	58
Less: net income from continuing operations attributable to noncontrolling interests	—	—	10	—	10
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	30	—	30

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$18	$(135)	$30	$105	$18

7
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$995	$—	$995
Net investment income	(1)	4	781	(4)	780
Net investment gains (losses)	—	4	(20)	—	(16)
Policy fees and other income	—	(2)	195	—	193

Total revenues	(1)	6	1,951	(4)	1,952

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,303	—	1,303
Interest credited	—	—	151	—	151
Acquisition and operating expenses, net of deferrals	8	1	222	—	231
Amortization of deferred acquisition costs and intangibles	—	—	72	—	72
Interest expense	—	56	8	(4)	60

Total benefits and expenses	8	57	1,756	(4)	1,817

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(9)	(51)	195	—	135
Provision (benefit) for income taxes	(25)	—	55	—	30
Equity in income of subsidiaries	130	52	—	(182)	—

Income from continuing operations	146	1	140	(182)	105
Income (loss) from discontinued operations, net of taxes	—	(6)	111	—	105

Net income (loss)	146	(5)	251	(182)	210
Less: net income from continuing operations attributable to noncontrolling interests	—	—	18	—	18
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	46	—	46

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$146	$(5)	$187	$(182)	$146

7
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,004	$—	$3,004
Net investment income	(2)	7	2,432	(11)	2,426
Net investment gains (losses)	—	(13)	40	—	27
Policy fees and other income	—	2	603	(4)	601

Total revenues	(2)	(4)	6,079	(15)	6,058

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,817	—	3,817
Interest credited	—	—	439	—	439
Acquisition and operating expenses, net of deferrals	13	(2)	702	—	713
Amortization of deferred acquisition costs and intangibles	—	—	277	—	277
Interest expense	3	171	20	(15)	179

Total benefits and expenses	16	169	5,255	(15)	5,425

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(18)	(173)	824	—	633
Provision (benefit) for income taxes	5	(33)	197	—	169
Equity in income of subsidiaries	383	122	—	(505)	—

Income (loss) from continuing operations	360	(18)	627	(505)	464
Income (loss) from discontinued operations, net of taxes	—	(12)	54	—	42

Net income (loss)	360	(30)	681	(505)	506
Less: net income from continuing operations attributable to noncontrolling interests	—	—	45	—	45
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	101	—	101

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$360	$(30)	$535	$(505)	$360

7
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the co
n
densed consolidating income statement
i
nformation for the nine months ended September 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,001	$—	$3,001
Net investment income	(2)	11	2,344	(11)	2,342
Net investment gains (losses)	—	2	(33)	—	(31)
Policy fees and other income	—	(1)	607	(2)	604

Total revenues	(2)	12	5,919	(13)	5,916

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,782	—	3,782
Interest credited	—	—	459	—	459
Acquisition and operating expenses, net of deferrals	22	1	671	—	694
Amortization of deferred acquisition costs and intangibles	—	—	267	—	267
Interest expense	1	185	22	(13)	195

Total benefits and expenses	23	186	5,201	(13)	5,397

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(25)	(174)	718	—	519
Provision (benefit) for income taxes	13	(29)	195	—	179
Equity in income of subsidiaries	486	248	—	(734)	—

Income from continuing operations	448	103	523	(734)	340
Income ( loss ) from discontinued operations, net of taxes	—	(13)	297	—	284

Net income	448	90	820	(734)	624
Less: net income from continuing operations attributable to noncontrolling interests	—	—	62	—	62
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	114	—	114

Net income available to Genworth Financial, Inc.’s common stockholders	$448	$90	$644	$(734)	$448

8
0

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income ( loss )	$18	$(135)	$70	$105	$58
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than- temporarily impaired	370	354	371	(724)	371
Derivatives qualifying as hedges	276	276	293	(569)	276
Foreign currency translation and other adjustments	(37)	(32)	(64)	69	(64)

Total other comprehensive income (loss)	609	598	600	(1,224)	583

Total comprehensive income	627	463	670	(1,119)	641
Less: comprehensive income attributable to noncontrolling interests	—	—	14	—	14

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$627	$463	$656	$(1,119)	$627

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2018:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$146	$(5)	$251	$(182)	$210
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(128)	(120)	(133)	247	(134)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	(1)	—	1	—
Derivatives qualifying as hedges	(146)	(146)	(152)	298	(146)
Foreign currency translation and other adjustments	14	6	19	(19)	20

Total other comprehensive income (loss)	(260)	(261)	(266)	527	(260)

Total comprehensive loss	(114)	(266)	(15)	345	(50)
Less: comprehensive income attributable to noncontrolling interests	—	—	64	—	64

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(114)	$(266)	$(79)	$345	$(114)

8
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30,

2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$360	$(30)	$681	$(505)	$506
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than- temporarily impaired	1,079	948	1,126	(2,027)	1,126
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	478	478	518	(996)	478
Foreign currency translation and other adjustments	20	9	32	(28)	33

Total other comprehensive income (loss)	1,578	1,436	1,677	(3,053)	1,638

Total comprehensive income	1,938	1,406	2,358	(3,558)	2,144
Less: comprehensive income attributable to noncontrolling interests	—	—	206	—	206

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,938	$1,406	$2,152	$(3,558)	$1,938

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$448	$90	$820	$(734)	$624
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(639)	(582)	(659)	1,220	(660)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	(2)	(2)	4	(2)
Derivatives qualifying as hedges	(362)	(363)	(385)	748	(362)
Foreign currency translation and other adjustments	(88)	(76)	(166)	165	(165)

Total other comprehensive income (loss)	(1,091)	(1,023)	(1,212)	2,137	(1,189)

Total comprehensive loss	(643)	(933)	(392)	1,403	(565)
Less: comprehensive income attributable to noncontrolling interests	—	—	78	—	78

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(643)	$(933)	$(470)	$1,403	$(643)

8
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income (loss)	$360	$(30)	$681	$(505)	$506
Less (income) loss from discontinued operations, net of taxes	—	12	(54)	—	(42)
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Equity in income from subsidiaries	(383)	(122)	—	505	—
Dividends from subsidiaries	—	83	(83)	—	—
Amortization of fixed maturity securities discounts and premiums	—	5	(98)	—	(93)
Net investment (gains) losses	—	13	(40)	—	(27)
Charges assessed to policyholders	—	—	(532)	—	(532)
Acquisition costs deferred	—	—	(22)	—	(22)
Amortization of deferred acquisition costs and intangibles	—	—	277	—	277
Deferred income taxes	10	39	57	—	106
Derivative instruments and limited partnerships	—	(52)	173	—	121
Stock-based compensation expense	16	—	1	—	17
Change in certain assets and liabilities:
Accrued investment income and other assets	—	—	(323)	(4)	(327)
Insurance reserves	—	—	906	—	906
Current tax liabilities	(6)	5	37	—	36
Other liabilities, policy and contract claims and other policy-related balances	(18)	(47)	419	(6)	348
Cash from operating activities—discontinued operations	—	84	250	—	334
Net cash from (used by) operating activities	(21)	(10)	1,649	(10)	1,608
Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,734	—	2,734
Commercial mortgage loans	—	—	387	—	387
Restricted commercial mortgage loans related to a securitization entity	—	—	8	—	8
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,024	—	3,024
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(5,805)	—	(5,805)
Commercial mortgage loans	—	—	(682)	—	(682)
Other invested assets, net	—	5	(274)	10	(259)
Policy loans, net	—	—	51	—	51
Intercompany notes receivable	—	(99)	6	93	—
Capital contributions to subsidiaries	(4)	—	4	—	—
Cash used by investing activities—discontinued operations	—	—	(6)	—	(6)
Net cash used by investing activities	(4)	(94)	(553)	103	(548)
Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	637	—	637
Withdrawals from universal life and investment contracts	—	—	(1,699)	—	(1,699)
Repayment and repurchase of long-term debt	—	(3)	—	—	(3)
Repurchase of subsidiary shares	—	—	(22)	—	(22)
Dividends paid to noncontrolling interests	—	—	(55)	—	(55)
Intercompany notes payable	32	(7)	68	(93)	—
Other, net	(7)	(18)	1	—	(24)
Cash used by financing activities—discontinued operations	—	—	(76)	—	(76)
Net cash from (used by) financing activities	25	(28)	(1,146)	(93)	(1,242)
Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $ 8 related to discontinued operations)	—	—	(4)	—	(4)
Net change in cash, cash equivalents and restricted cash	—	(132)	(54)	—	(186)
Cash, cash equivalents and restricted cash at beginning of period	—	429	1,748	—	2,177
Cash, cash equivalents and restricted cash at end of period	—	297	1,694	—	1,991
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	362	—	362
Cash, cash equivalents and restricted cash of continuing operations at end of period (1)	$—	$297	$1,332	$—	$1,629

(1)
On October 18, 2019, our U.S. mortgage insurance business paid a $250 million dividend. The cash proceeds from the dividend will be reflected in Genworth Holdings’ (“Issuer”) cash, cash equivalents and restricted cash balance in the fourth quarter of 2019.

8
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$448	$90	$820	$(734)	$624
Less ( income ) loss from discontinued operations, net of taxes	—	13	(297)	—	(284)
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(486)	(248)	—	734	—
Dividends from subsidiaries	50	101	(151)	—	—
Amortization of fixed maturity securities discounts and premiums	—	4	(103)	—	(99)
Net investment losses	—	(2)	33	—	31
Charges assessed to policyholders	—	—	(528)	—	(528)
Acquisition costs deferred	—	—	(32)	—	(32)
Amortization of deferred acquisition costs and intangibles	—	—	267	—	267
Deferred income taxes	23	(203)	299	—	119
Derivative instruments and limited partnerships	—	33	(402)	—	(369)
Stock-based compensation expense	23	—	—	—	23
Change in certain assets and liabilities:
Accrued investment income and other assets	—	149	(271)	3	(119)
Insurance reserves	—	—	1,039	—	1,039
Current tax liabilities	(33)	170	(104)	—	33
Other liabilities, policy and contract claims and other policy-related balances	(15)	(174)	260	(9)	62
Cash from operating activities—discontinued operations	—	68	138	—	206

Net cash from operating activities	10	1	968	(6)	973

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,661	—	2,661
Commercial mortgage loans	—	—	543	—	543
Restricted commercial mortgage loans related to a securitization entity	—	—	20	—	20
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,853	—	2,853
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(5,486)	—	(5,486)
Commercial mortgage loans	—	—	(769)	—	(769)
Other invested assets, net	—	—	244	6	250
Policy loans, net	—	—	35	—	35
Intercompany notes receivable	—	(19)	58	(39)	—
Capital contributions to subsidiaries	(4)	—	4	—	—
Cash used by investing activities—discontinued operations	—	—	(38)	—	(38)

Net cash from (used by) investing activities	(4)	(19)	125	(33)	69

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	805	—	805
Withdrawals from universal life and investment contracts	—	—	(1,806)	—	(1,806)
Proceeds from the issuance of long-term debt	—	441	—	—	441
Repayment and repurchase of long-term debt	—	(598)	—	—	(598)
Repayment of borrowings related to a securitization entity	—	—	(20)	—	(20)
Repurchase of subsidiary shares	—	—	(55)	—	(55)
Dividends paid to noncontrolling interests	—	—	(41)	—	(41)
Intercompany notes payable	(4)	(58)	23	39	—
Other, net	(2)	(28)	32	—	2
Cash used by financing activities—discontinued operations	—	—	(78)	—	(78)

Net cash used by financing activities	(6)	(243)	(1,040)	39	(1,350)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(11) related to discontinued operations)	—	—	(62)	—	(62)

Net change in cash, cash equivalents and restricted cash	—	(261)	(109)	—	(370)
Cash, cash equivalents and restricted cash at beginning of period	—	795	2,080	—	2,875

Cash, cash equivalents and restricted cash at end of period	—	534	1,971	—	2,505
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	208	—	208

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$534	$1,763	$—	$2,297

8
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2018, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $500 million to us in 2019 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $
5
00 million is unrestricted, our insurance subsidiaries may not pay dividends to us in 2019 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of September 30, 2019, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.0 billion and $12.7 billion, respectively.

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
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the transactions with China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”), our discussions with regulators in connection therewith and any capital contribution resulting therefrom, as well as any statements regarding the pending sale of Genworth MI Canada Inc. (“Genworth Canada”). Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:
•
risks related to the proposed transaction with China Oceanwide including: our inability to complete the transaction with China Oceanwide in a timely manner or at all; the parties’ inability to obtain regulatory approvals, clearances or extensions, or the possibility that such regulatory approvals or clearances may further delay the transaction with China Oceanwide or will not be received prior to December 31, 2019 (and either or both of the parties may not be willing to further waive their end date termination rights beyond December 31, 2019) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals, clearances or extensions (including those conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable) or that with continuing delays, circumstances may arise that make one or both parties unwilling to proceed with the transaction with China Oceanwide or unable to comply with the conditions to existing regulatory approvals; the risk that the parties will not be able to obtain other regulatory approvals, clearances or extensions, including in connection with a potential alternative funding structure or the current geo-political
environment, or that one or more regulators may rescind or fail to extend existing approvals, or that the revocation by one regulator of approvals will lead to the revocation of approvals by other regulators; the parties’ inability to obtain any necessary regulatory approvals, clearances or extensions for the post-closing capital plan; the risk that a condition to the closing of the transaction with China Oceanwide may not be satisfied or that a condition to closing that is currently satisfied may not remain satisfied due to the delay in closing the transaction with China Oceanwide; the risk that the sale of Genworth Canada may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock; other risks relating to the sale of Genworth Canada that are similar to the foregoing, including the ability of the parties to obtain regulatory approvals for the sale of Genworth Canada, or the possibility that regulatory approvals may delay the sale of Genworth Canada or that materially burdensome or adverse regulatory conditions may be imposed in connection with any such regulatory approvals; the risk that a condition to closing the sale of Genworth Canada may not be satisfied; the risk that the transaction with China Oceanwide might not close regardless of a sale of Genworth Canada; Genworth’s inability to recognize the anticipated benefits of the sale of Genworth Canada; the risk that existing and potential legal proceedings may be instituted against us in connection with the transaction with China Oceanwide or the sale of Genworth Canada that may delay the transactions, make it more costly or ultimately preclude it; the risk that any cash proceeds received by Genworth Financial International Holdings, LLC (“GFIH”) from the sale of Genworth Canada may be restricted or limited as a result of pending litigation disclosed in note 10 of our condensed consolidated financial statements under “Item 1 —Financial Statements;” the risk that the proposed transactions disrupt our current plans and operations as a result of the announcement and consummation of the transactions; certain restrictions during the pendency of the transactions that may impact our ability to pursue certain business opportunities or strategic transactions; continued availability of capital and financing to us before, or in the absence of, the consummation of the transactions; further rating agency actions and downgrades in our debt or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the transaction with China Oceanwide; the amount of the costs, fees, expenses and other charges related to the transactions, including costs and expenses related to conditions imposed in connection with regulatory approvals or clearances, which may be material; our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and disruptions and uncertainty relating to the China Oceanwide transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business;

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

•
risks relating to estimates, assumptions and valuations
including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including reviews we expect to complete and carry out in the fourth quarter of 2019); risks related to the impact of our annual review of assumptions and methodologies related to our long-term care insurance margin review in the fourth quarter of 2019, including risks that additional information obtained in finalizing our margin reviews in the fourth quarter of 2019 or other changes to assumptions or methodologies materially affect the impact on margins; inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including reviews we expect to complete and carry out in the fourth quarter of 2019); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); adverse impact on our results of operations, including the outcome of our annual review of the premium earnings pattern for our mortgage insurance business in Australia (which we expect to carry out in the fourth quarter of 2019); and changes in valuation of fixed maturity and equity securities;

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

•
liquidity, financial strength ratings, credit and counterparty risks including: insufficient internal sources to meet liquidity needs and limited or no access to capital (including the ability to obtain further financing under an additional secured term loan or credit facility); continued availability of capital and financing before the consummation of the sale of Genworth Canada; the amount of the costs, fees, expenses and other charges related to the commitment letter from Brookfield Business Partners L.P.; future adverse rating agency actions, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade, all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; and defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance;

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
On August 12, 2019, Genworth, Parent and Merger Sub entered into a twelfth waiver and agreement (“Twelfth Waiver and Agreement”) pursuant to which Genworth and Parent each agreed to waive until no later than December 31, 2019 its right to terminate the Merger Agreement and abandon the Merger due to the failure to satisfy any required conditions to closing in accordance with the terms of the Merger Agreement.
In addition, on August 12, 2019, with the approval of Genworth’s Board of Directors and China Oceanwide; Genworth, GFIH and Genworth Mortgage Insurance Corporation (“GMICO”) entered into a Share Purchase Agreement with Brookfield BBP Canada Holdings Inc (“Brookfield”), an affiliate of Brookfield Business

Partners L.P. Under the Share Purchase Agreement, Genworth, GFIH and GMICO agreed to sell the common shares of Genworth Canada owned by GFIH and GMICO to Brookfield. GFIH and GMICO are indirect wholly-owned subsidiaries of Genworth. The sales price is CAD$48.86 per share or approximately $1.8 billion in cash. Genworth is selling its stake in Genworth Canada to facilitate the closing of the transaction with China Oceanwide. Genworth also believes that the sale of its stake in Genworth Canada would allow it to increase its financial flexibility, whether or not the transaction with China Oceanwide is consummated. The sale is targeted to close by the end of 2019 and is subject to customary conditions, including requisite regulatory approvals.
Genworth and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible. Genworth and China Oceanwide had previously received approvals from all necessary U.S. regulators with respect to the China Oceanwide transaction. The parties recently provided supplemental information to certain regulators to reflect the Genworth Canada disposition and the passage of time since their prior approval of the China Oceanwide transaction. The approval of the New York Department of Financial Services (NYDFS) expired earlier in the year and the parties are in discussion with the NYDFS to secure an appropriate reapproval. The NYDFS is also assessing Genworth Life Insurance Company of New York’s (“GLICNY”) fourth quarter of 2019 assumptions and cash flow testing information concurrently with their consideration of extending their approval of the transaction. In addition, Fannie Mae and Freddie Mac will need to reapprove the China Oceanwide transaction. Other regulators are still reviewing the supplemental information to determine whether it has any impact on their existing approvals. Following receipt of all other required regulatory approvals, China Oceanwide will also need to receive clearance in China for the currency conversion and transfer of funds.
Under the Twelfth Waiver and Agreement, if the parties are unable to satisfy the closing conditions by December 31, 2019, and are unable to reach an agreement as to a further extension of the deadline, then either party may terminate the Merger Agreement pursuant to its terms.
In connection with the Merger, China Oceanwide and Genworth have agreed on a capital investment plan under which China Oceanwide and/or its affiliates will contribute an aggregate of $1.5 billion to Genworth over time following consummation of the Merger. This contribution is subject to the closing of the Merger and the receipt of required regulatory approvals and clearances. The $1.5 billion contribution would be used to further improve our financial stability, which could include retiring debt due in 2020 and 2021 or enabling future growth opportunities. China Oceanwide has no future obligation and has informed us that it has no current intention, to contribute additional capital to support our legacy long-term care insurance business. However, the parties have agreed following the closing of the Merger, Genworth Holdings, Inc. (“Genworth Holdings”) would contribute $175 million in aggregate to Genworth Life Insurance Company (“GLIC”) over time.
In addition, at or before the closing of the Merger, Genworth Life and Annuity Insurance Company (“GLAIC”) will purchase from GLIC an intercompany note with a principal amount of $200 million. This intercompany note was issued by Genworth Holdings to GLIC, with Genworth Holdings obligated to pay the principal amount on the maturity date of March 31, 2020. The purchase price will be at fair value, but not less than $200 million. No changes will be made to the existing terms of the intercompany note, other than Genworth Holdings will now pay GLAIC the principal amount of the note at maturity. Likewise, the amount will continue to be eliminated in consolidation.
If the China Oceanwide transaction is completed, we will be a standalone subsidiary and our senior management team will continue to lead the business from our current headquarters in Richmond, Virginia. Other than the planned sale of Genworth Canada, we intend to maintain our existing portfolio of businesses. Except for the specific monitoring and reporting required under the Committee on Foreign Investment in the United States data security risk mitigation plan, our day-to-day operations are not expected to change as a result of this transaction.

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
As disclosed above, we are seeking to complete the sale of Genworth Canada by the end of 2019. If the China Oceanwide transaction cannot be completed, we may need to pursue additional strategic asset sales to improve our financial stability and address our future debt maturities, including a potential partial sale of our U.S. mortgage insurance business and/or a potential sale of our mortgage insurance business in Australia. Changes to our financial projections, including changes that anticipate planned asset sales, may negatively impact our ability to realize certain foreign tax credits or other deferred tax assets and have a resulting material adverse effect on our results of operations.
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
In addition, with the pending sale of Genworth Canada, our former Canada Mortgage Insurance segment is reported as discontinued operations, and all prior periods have been re-presented accordingly. During the third quarter of 2019, in accordance with the accounting guidance for groups of assets that are held-for-sale and in connection with the preparation of our third quarter of 2019 financial statements, we recorded an estimated after-tax loss on sale of $164 million. The estimated loss is mostly attributable to historical foreign currency translation adjustments recorded in accumulated other comprehensive income (loss), which is part of the carrying value of Genworth Canada.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
•	We had net income available to Genworth Financial, Inc.’s common stockholders of $18 million and $146 million for the three months ended September 30, 2019 and 2018, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $123 million and $99 million for the three months ended September 30, 2019 and 2018, respectively.

•	Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $137 million and $118 million for the three months ended September 30, 2019 and 2018, respectively. The increase was primarily attributable to higher insurance in-force and an increase in investment income, partially offset by higher operating costs in the current year.

•	Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $12 million and $17 million for the three months ended September 30, 2019 and 2018, respectively. The decrease was primarily related to lower earned premiums largely from portfolio seasoning and higher operating expenses in the current year.

•	Our U.S. Life Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $1 million and $3 million for the three months ended September 30, 2019 and 2018, respectively. Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $21 million in the current year compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $24 million in the prior year. The increase to income in the current year from a loss in the prior year was primarily from $93 million of higher premiums and reduced benefits in the current year from in-force
rate actions approved and implemented. This increase was partially offset by higher severity and frequency of new claims in the current year. The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our life insurance business increased $23 million mainly attributable to higher lapses primarily associated with our large
20-year
term life insurance block issued in 1999 entering its post-level premium period, partially offset by lower mortality in the current year compared to the prior year. The current year also included an unfavorable adjustment of $10 million for higher ceded reinsurance rates. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $20 million in our fixed annuities business predominantly from an unfavorable charge of $13 million recorded in connection with loss recognition testing in our fixed immediate annuity products in the current year as well as lower net spreads. The current year also reflected higher reserves in fixed indexed annuity products due to the decline in interest rates.

•	Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $10 million and $14 million for the three months ended September 30, 2019 and 2018, respectively. The decrease was predominantly from less favorable equity market performance and lower interest rates in the current year.

•	Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $35 million and $47 million for the three months ended September 30, 2019 and 2018, respectively. The decrease in the loss was principally related to lower operating expenses in the current year.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
•	We had net income available to Genworth Financial, Inc.’s common stockholders of $360 million and $448 million for the nine months ended September 30, 2019 and 2018, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $396 million and $300 million for the nine months ended September 30, 2019 and 2018, respectively.

•	Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $408 million and $366 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily attributable to higher insurance in-force
and an increase in investment income, partially offset by higher operating costs in the current year. The current year also included an $8 million favorable reserve adjustment. Included in the prior year was a $22 million favorable reserve adjustment. These favorable reserve adjustments were mostly associated with lower expected claim rates.

•	Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $39 million and $58 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations in the current year. The decrease was partially offset by lower contract fees amortization in the current year.

•	Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $60 million and $49 million for the nine months ended September 30, 2019 and 2018, respectively. Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $38 million in the current year compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $34 million in the prior year. The increase to income in the current year from a loss in the prior year was predominantly attributable to $249 million of higher premiums and reduced benefits in the current year from in-force
rate actions approved and implemented and favorable development on prior year incurred but not reported claims. These increases were partially offset by higher severity and frequency of new claims and lower claim terminations in the current year. Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $17 million in the current year compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $1 million in the prior year. The decrease to a loss in the current year from income in the prior year was predominantly attributable to higher lapses primarily associated with our large
20-year
term life insurance block issued in 1999 entering its post-level premium period and the continued runoff of our term life insurance products in the current year. These decreases were partially offset by lower mortality in the current year compared to the prior year. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $43 million in our fixed annuities business primarily from $31 million of unfavorable charges recorded in connection with loss recognition testing in our fixed immediate annuity products and lower net spreads in the current year.

•	Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $39 million and $37 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was predominantly from favorable equity market performance, partially offset by lower fee income driven mostly by a decline in the average account values of our variable annuity products in the current year.

•	Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $150 million and $210 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the loss was principally related to a provisional tax expense of $19 million in the prior year that did not recur, as well as lower interest and operating expenses in the current year.

Significant Developments
The periods under review include, among others, the following significant developments.
U.S. Mortgage Insurance
•
PMIERs Compliance
. Our U.S. mortgage insurance business has been compliant with the original requirements under the PMIERs since its introduction into the private mortgage insurance industry in 2015. These requirements set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible to offer private mortgage insurance. On March 31, 2019, revisions to the original PMIERs became effective for our U.S. mortgage insurance business. The major revisions include the elimination of any credit for future premiums that had previously been allowed on insurance policies written in 2008 and earlier. Our U.S. mortgage insurance business had available assets of approximately 129% of the required assets under PMIERs as of September 30, 2019. The PMIERs sufficiency ratio was in excess of $850 million of available assets above the requirements as of September 30, 2019. On October 18, 2019, our U.S. mortgage insurance business paid a $250 million dividend, which is not reflected in our September 30, 2019 information.

•
Market Share.
Our U.S. mortgage insurance business increased its estimated market share during 2019 compared to 2018. Market share of our U.S. mortgage insurance business is influenced by the execution of its go to market strategy, including, but not limited to, the market adoption of its proprietary risk-based pricing engine, GenRATE, and its selective participation in forward commitment transactions.

•
New Insurance Written.
Our U.S. mortgage insurance business continues to grow its insurance in-force
through higher new insurance written, which increased 83% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily driven by its estimated increase in market share and a larger private mortgage insurance available market.

Canada Mortgage Insurance
•	In August 2019, our Board of Directors approved an agreement to sell our Canada mortgage insurance business to Brookfield. The details of the sales agreement satisfied the criteria for held-for-sale accounting in the third quarter of 2019. Our Canada mortgage insurance business, previously the only business in the Canada Mortgage Insurance segment, is reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. The sales price is CAD$48.86 per share or approximately $1.8 billion in cash. During the third quarter of 2019, in accordance with the accounting guidance for groups of assets that are held-for-sale and in connection with the preparation of our third quarter of 2019 financial statements, we recorded an estimated after-tax loss of approximately $164 million, primarily driven by cumulative losses on foreign currency translation adjustments included in accumulated other comprehensive income (loss), which is part of the carrying value of Genworth Canada.

U.S. Life Insurance
•
In-force rate actions in our long-term care insurance business.
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force
rate action filings, we received 72 filing approvals from 21 states during the nine months ended September 30, 2019, representing a weighted-average increase of 43% on approximately $594 million in annualized in-force
premiums, or approximately $258 million of incremental annual premiums. We also submitted 32 new filings in 15 states during the nine months ended September 30, 2019 on approximately $356 million in annualized in-force
premiums.

Liquidity, Capital Resources and Intercompany Obligations
•
International Dividends.
During the nine months ended September 30, 2019, our international subsidiaries paid $167 million of dividends to Genworth Holdings. See “Item 2—Liquidity and Capital Resources” for additional details.

•
U.S. Mortgage Insurance Dividends.
On October 18, 2019, our U.S. mortgage insurance business paid a $250 million dividend. We regularly evaluate business conditions, the macro-economic environment, regulatory requirements, PMIERs sufficiency and business needs, among other things, to determine the amount and timing of future dividends.

•	Genworth Holdings Cash and Targeted Cash Buffer. As of September 30, 2019, Genworth Holdings held $297 million of cash, cash equivalents and restricted cash and $69 million of unrestricted and restricted U.S. government securities. The $366 million combined cash and liquid assets, which does not reflect the dividend from our U.S. mortgage insurance business described above, is below our targeted cash buffer of two times expected annual external debt interest payments by approximately $150 million. See “Item 2—Liquidity and Capital Resources” for additional details.

•
Intercompany Note Maturity.
Genworth Holdings currently has an intercompany note due to GLIC on March 31, 2020 with a principal amount of $200 million. In conjunction with the Merger with China Oceanwide, GLAIC will purchase from GLIC this intercompany note at fair value, but not less than $200 million.

Financial Strength Ratings
On September 6, 2019, A.M. Best Company, Inc. (“A.M. Best”) downgraded the financial strength rating of GLAIC from “B+” (Good) to “B” (Fair) and downgraded the financial strength ratings of GLIC and GLICNY from
“B-”
(Fair) to “C++” (Marginal). The downgrades were based largely on A.M. Best’s negative view of the operating performance of our principal life insurance subsidiaries and the further need for premium rate increases in our long-term care insurance business, which A.M. Best believes is uncertain.
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
10-K.
Consolidated
General Trends and Conditions
The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities. The U.S. and international financial markets in which we operate have been impacted by concerns regarding regulatory changes, global trade and modest global growth. During 2018, the global economy improved and most countries in which we conduct business saw improved levels of gross domestic product (“GDP”) growth. This global growth continued into 2019, particularly in the U.S., which experienced better than expected GDP growth during most of 2019, driven in part by strong consumer spending. In spite of this better than expected 2019 results, many economic uncertainties remain, including, U.S. and China trade tensions, fluctuating oil and commodity prices, a negative inflation outlook and global growth concerns. Near term inflation remains relatively stable but long-term forecasts indicate signs of volatility, which has resulted in a negative outlook. The U.S. Federal Reserve reduced interest rates twice in 2019; each reduction was a 25 basis point cut. The U.S. Federal Reserve has forecasted that additional rate cuts are possible in 2019 or 2020. Given this forecast, we expect interest rates will remain low as compared to historical norms. Likewise, we remain uncertain at the pace in which future interest rate decreases will occur and its ultimate impact on our businesses. The Reserve Bank of Australia also decreased its cash rate 25 basis points in the third quarter of 2019 and further decreased its cash rate by another 25 basis points in October 2019. The European Central Bank reduced interest rates by 10 basis points in the third quarter of 2019 and announced it will resume its bond purchase program. The modifications in the U.S. Federal Reserve forecast and other
non-U.S.
central banks’ accommodative policy actions reflect economic concerns relating to ongoing global trade tensions and slower global growth. These accommodative monetary policies from the U.S. Federal Reserve and other
non-U.S.
central banks have driven both domestic and foreign government bond yields lower in the third quarter of 2019, with long-term interest rate declines outpacing decreases in short-term interest rates. Portions of the U.S. Treasury yield curve inverted in the third quarter of 2019, with the
3-month
Treasury bill and
10-year
Treasury note inverted for most of and through the end of the third quarter of 2019. Additionally, in August 2019, the yield on the
10-year
Treasury note dipped below the yield on the
2-year
Treasury note, but subsequently normalized in September 2019. Credit markets experienced spread widening in August 2019 due to escalating trade tensions between the United States and China, but subsequently recovered by the end of the third quarter of 2019 driven by accommodative central bank policies and rebounding investor demand for bonds. For a discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2018 Annual Report on Form
10-K.
Varied levels of economic growth, coupled with uncertain economic outlooks, changes in government policy, regulatory and tax reforms, and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they weigh their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities have been and could be further impacted going forward. In particular, factors such as government spending, monetary policies, the volatility and strength of the capital markets, further changes in tax policy and/or in U.S. tax legislation, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates and consumer behaviors moving forward.
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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$1,015	$995	$20	2%
Net investment income	816	780	36	5%
Net investment gains (losses)	(2)	(16)	14	88%
Policy fees and other income	191	193	(2)	(1)%

Total revenues	2,020	1,952	68	3%

Benefits and expenses:
Benefits and other changes in policy reserves	1,284	1,303	(19)	(1)%
Interest credited	146	151	(5)	(3)%
Acquisition and operating expenses, net of deferrals	247	231	16	7%
Amortization of deferred acquisition costs and intangibles	112	72	40	56%
Interest expense	59	60	(1)	(2)%

Total benefits and expenses	1,848	1,817	31	2%

Income from continuing operations before income taxes	172	135	37	27%
Provision for income taxes	34	30	4	13%

Income from continuing operations	138	105	33	31%
Income (loss) from discontinued operations, net of taxes	(80)	105	(185)	(176)%

Net income	58	210	(152)	(72)%
Less: net income from continuing operations attributable to noncontrolling interests	10	18	(8)	(44)%
Less: net income from discontinued operations attributable to noncontrolling interests	30	46	(16)	(35)%

Net income available to Genworth Financial, Inc.’s common stockholders	$18	$146	$(128)	(88)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$128	$87	$41	47%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(110)	59	(169)	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	$18	$146	$(128)	(88)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums.
Premiums are primarily earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.
•	Our U.S. Mortgage Insurance segment increased $29 million mainly attributable to higher insurance in-force
and an increase in single premium policy cancellations driven largely by higher mortgage refinancing, partially offset by lower average premium rates in the current year.

•	Our U.S. Life Insurance segment was flat as a $4 million increase in our long-term care insurance business was offset by a $4 million decrease in our life insurance business. Our long-term care insurance business increased largely from $30 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year. Our life insurance business decreased mainly attributable to the continued runoff of our term life insurance products in the current year.

•	Our Australia Mortgage Insurance segment decreased $10 million predominantly from portfolio seasoning in the current year. The three months ended September 30, 2019 included a decrease of $6 million attributable to changes in foreign exchange rates.

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
Policy fees and other income.
Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees. The decrease was principally related to our Runoff segment, which decreased $3 million, primarily from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.
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
•	Our U.S. Life Insurance segment decreased $23 million. Our long-term care insurance business decreased $28 million principally related to a higher favorable impact of $89 million from reduced benefits in the current year related to in-force
rate actions approved and implemented and favorable utilization of available benefits. These decreases were partially offset by the aging of the in-force
block (including higher frequency of new claims), higher severity of new claims and an increase in incremental reserves of $58 million recorded in connection with an accrual for profits followed by losses in the current year. Our life insurance business decreased $11 million primarily attributable to lower mortality in the current year compared to the prior year. Our fixed annuities business increased $16 million largely attributable to $17 million of higher reserves recorded in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of a decline in interest rates in the current year. The increase was also driven by higher reserves in fixed indexed annuity products due to the decline in interest rates, mostly offset by lower interest credited from block runoff and higher mortality in the current year.

•	Our U.S. Mortgage Insurance segment increased $3 million largely from lower net benefits from cures and aging of existing delinquencies, partially offset by a lower average reserve on new delinquencies in the current year.

•	Our Australia Mortgage Insurance segment increased $1 million largely from unfavorable aging of existing delinquencies and higher reserves on new delinquencies, mostly offset by favorable cure activity in the current year. The three months ended September 30, 2019 included a decrease of $2 million attributable to changes in foreign exchange rates.

Interest credited.
Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The decrease was principally related to our fixed annuities business within our U.S. Life Insurance segment, which decreased $7 million, mainly driven by a decline in average account values and lower crediting rates in the current year.
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
•	Our U.S. Life Insurance segment increased $14 million. Our long-term care insurance business increased $7 million principally related to higher general expenses and legal costs in the current year. Our life insurance business increased $7 million largely attributable to a net decrease in deferrals in the current year reflecting recent lapse experience, partially offset by lower operating expenses in the current year as a result of the continued runoff of our in-force
block.

•	Our U.S. Mortgage Insurance segment increased $10 million primarily attributable to higher operating costs driven mostly by increased sales in the current year.

•	Corporate and Other activities decreased $9 million mainly driven by lower employee-related expenses and operating costs in the current year.

Amortization of deferred acquisition costs and intangibles.
Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.
•	Our U.S. Life Insurance segment increased $36 million primarily related to our life insurance business principally from higher lapses primarily associated with our large
20-year
term life insurance block issued in 1999 entering its post-level premium period and an unfavorable adjustment of $13 million for higher ceded reinsurance rates in the current year.

•	Our Runoff segment increased $5 million mainly from higher DAC amortization in our variable annuity products in the current year.

Provision for income taxes.
The effective tax rate decreased to 19.9% for the three months ended September 30, 2019 compared to 22.2% for the three months ended September 30, 2018. The decrease in the effective tax rate was primarily attributable to lower tax expense in the current year related to foreign operations, as well as higher expense in the prior year related to gains on forward starting swaps settled prior to the enactment of the Tax Cuts and Jobs Act (“TCJA”) in relation to lower pre-tax income. These decreases were partially offset by prior year transactions that did not recur: a reduction in our valuation allowance and a provision to return adjustment related to the mandatory repatriation rules of the TCJA.
Net income attributable to noncontrolling interests
. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$3,004	$3,001	$3	—%
Net investment income	2,426	2,342	84	4%
Net investment gains (losses)	27	(31)	58	187%
Policy fees and other income	601	604	(3)	—%

Total revenues	6,058	5,916	142	2%

Benefits and expenses:
Benefits and other changes in policy reserves	3,817	3,782	35	1%
Interest credited	439	459	(20)	(4)%
Acquisition and operating expenses, net of deferrals	713	694	19	3%
Amortization of deferred acquisition costs and intangibles	277	267	10	4%
Interest expense	179	195	(16)	(8)%

Total benefits and expenses	5,425	5,397	28	1%

Income from continuing operations before income taxes	633	519	114	22%
Provision for income taxes	169	179	(10)	(6)%

Income from continuing operations	464	340	124	36%
Income from discontinued operations, net of taxes	42	284	(242)	(85)%

Net income	506	624	(118)	(19)%
Less: net income from continuing operations attributable to noncontrolling interests	45	62	(17)	(27)%
Less: net income from discontinued operations attributable to noncontrolling interests	101	114	(13)	(11)%

Net income available to Genworth Financial, Inc.’s common stockholders	$360	$448	$(88)	(20)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$419	$278	$141	51%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(59)	170	(229)	(135)%

Net income available to Genworth Financial, Inc.’s common stockholders	$360	$448	$(88)	(20)%

Premiums
•	Our U.S. Mortgage Insurance segment increased $66 million mainly attributable to higher insurance in-force
and an increase in single premium policy cancellations driven largely by higher mortgage refinancing in the current year.

•	Our Australia Mortgage Insurance segment decreased $51 million predominantly from portfolio seasoning and lower policy cancellations in the current year. The nine months ended September 30, 2019 included a decrease of $21 million attributable to changes in foreign exchange rates.

•	Our U.S. Life Insurance segment decreased $12 million. Our long-term care insurance business increased $9 million. The increase was largely from $71 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year. Our life insurance business decreased $21 million mainly attributable to the continued runoff of our term life insurance products in the current year.

Net investment income.
For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”
Net investment gains (losses).
For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income
•	Our Runoff segment decreased $11 million principally from lower fee income driven mostly by a decrease in the average account values in our variable annuity products in the current year.

•	Corporate and Other activities increased $5 million primarily related to gains from non-functional currency remeasurement transactions in the current year compared to losses in the prior year.

•	Our U.S. Life Insurance segment increased $3 million mostly attributable to our life insurance business primarily driven by a $21 million favorable correction related to ceded premiums on universal life insurance policies in the current year, partially offset by a favorable model refinement in the prior year that did not recur and a decline in our term universal and universal life insurance in-force
blocks in the current year.

Benefits and other changes in policy reserves
•	Our U.S. Life Insurance segment increased $23 million. Our long-term care insurance business decreased $7 million principally related to a higher favorable impact of $250 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, favorable development on prior year incurred but not reported claims and favorable utilization of available benefits. These decreases were partially offset by the aging of the in-force
block (including higher frequency of new claims), higher severity of new claims, lower claim terminations and an increase in incremental reserves of $108 million recorded in connection with an accrual for profits followed by losses in the current year. Our life insurance business increased $3 million primarily attributable to a favorable model refinement in the prior year that did not recur, partially offset by lower mortality in the current year compared to the prior year. Our fixed annuities business increased $27 million largely attributable to $39 million of higher reserves recorded in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of a decline in interest rates and portfolio management actions. This increase was partially offset by lower interest credited in the current year due to block runoff.

•	Our U.S. Mortgage Insurance segment increased $17 million primarily from a lower favorable reserve adjustment in the current year. We recorded a $10 million favorable reserve adjustment in the current year compared to a $28 million favorable reserve adjustment in the prior year. These adjustments were mostly associated with lower expected claim rates.

•	Our Australia Mortgage Insurance segment decreased $4 million from changes attributable to foreign exchange rates in the current year. Excluding the effects of changes in foreign exchange rates, benefits and other changes in policy reserves increased primarily related to unfavorable aging of existing delinquencies and higher reserves on new delinquencies, partially offset by favorable cure activity in the current year.

Interest credited
•	Our U.S. Life Insurance segment decreased $30 million. The decrease was due to our life insurance and fixed annuities businesses, which decreased $4 million and $26 million, respectively, primarily driven by a decline in average account values and lower crediting rates in the current year.

•	Our Runoff segment increased $10 million largely related to higher interest in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals
•	Our U.S. Life Insurance segment increased $17 million. Our long-term care insurance business increased $7 million primarily related to higher general expenses and legal costs in the current year. Our life insurance business increased $10 million largely attributable to a net decrease in deferrals in the current year reflecting recent lapse experience, partially offset by lower operating expenses in the current year as a result of the continued runoff of our in-force
block.

•	Our U.S. Mortgage Insurance segment increased $16 million primarily attributable to higher operating costs driven mostly by increased sales in the current year.

•	Corporate and Other activities decreased $12 million mainly driven by lower employee-related expenses and operating costs in the current year.

•	Our Runoff segment decreased $4 million predominantly from lower commissions driven mostly by lower account values in our variable annuity products in the current year.

Amortization of deferred acquisition costs and intangibles
•	Our U.S. Life Insurance segment increased $20 million driven mostly by our life insurance business principally from higher lapses primarily associated with our large
20-year
term life insurance block issued in 1999 entering its post-level premium period and higher ceded reinsurance rates, partially offset by an unfavorable model refinement in the prior year that did not recur.

•	Our Australia Mortgage Insurance segment decreased $6 million largely from lower contract fees amortization and from changes in foreign exchange rates in the current year.

•	Our Runoff segment decreased $4 million mainly related to lower DAC amortization in our variable annuity products principally from favorable equity market performance in the current year.

Interest expense.
Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse
funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits. The decrease was related to Corporate and Other activities mostly attributable to the redemption of $597 million of Genworth Holdings’ senior notes in May 2018, partially offset by higher interest expense from our junior subordinated notes which had a higher floating rate of interest in the current year.
Provision for income taxes.
The effective tax rate decreased to 26.6% for the nine months ended September 30, 2019 from 34.5% for the nine months ended September 30, 2018. The decrease was primarily attributable to lower tax expense in the current year related to foreign operations, as well as higher expense in the prior year related to gains on forward starting swaps settled prior to the enactment of the TCJA in relation to lower pre-tax income. These decreases were partially offset by prior year transactions that did not recur: a reduction in our valuation allowance and a provision to return adjustment related to the mandatory repatriation rules of the TCJA.

Use of
non-Generally
Accepted Accounting Principles (“GAAP”) measures
Reconciliation of net income to adjusted operating income available to Genworth Financial, Inc.’s common stockholders
We use
non-GAAP
financial measures entitled “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders” and “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share.” Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share is derived from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax
effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating
items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse
funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating
items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating
items are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.
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
In 2019, we revised how we tax the adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to align the tax rate used in the reconciliation to each segment’s local jurisdictional tax rate. Beginning in the first quarter of 2019, we used a tax rate of 30% for our Australia Mortgage Insurance segment to tax effect its adjustments. Our domestic segments remain at a 21% tax rate. In 2018, we assumed a flat 21% tax rate on adjustments for all of our segments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.
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
The following table includes a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Net income available to Genworth Financial, Inc.’s common stockholders	$18	$146	$360	$448
Add: net income from continuing operations attributable to noncontrolling interests	10	18	45	62
Add: net income from discontinued operations attributable to noncontrolling interests	30	46	101	114

Net income	58	210	506	624
Less: income (loss) from discontinued operations, net of taxes	(80)	105	42	284

Income from continuing operations	138	105	464	340
Less: net income from continuing operations attributable tononcontrolling interests	10	18	45	62

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	128	87	419	278
Adjustments to income from continuing operations available to GenworthFinancial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(5)	14	(33)	26
Expenses related to restructuring	—	2	4	2
Taxes on adjustments	—	(4)	6	(6)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$123	$99	$396	$300

(1)	For the three months ended September 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million in each period, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $(4) million and $1 million, respectively. For the nine months ended September 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(8) million and $(7) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $2 million in each period.

We recorded a
pre-tax
expense of $— and $4 million for the three and nine months ended September 30, 2019, respectively, and $2 million for the both the three and nine months ended September 30, 2018 related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
Earnings per share
Basic and diluted earnings per share are calculated by dividing each income category by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2019	2018	2019	2018
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.25	$0.17	$0.83	$0.56

Diluted	$0.25	$0.17	$0.82	$0.55

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.04	$0.29	$0.72	$0.89

Diluted	$0.04	$0.29	$0.71	$0.89

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.25	$0.20	$0.79	$0.60

Diluted	$0.24	$0.20	$0.78	$0.60

Weighted-average common shares outstanding:
Basic	503.5	500.7	502.7	500.3

Diluted	511.2	503.3	509.5	502.9

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
Management regularly monitors and reports sales metrics as a measure of volume of new business generated in a period. Sales refer to new insurance written for mortgage insurance products. We consider new insurance written to be a measure of our operating performance because it represents a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.
Management regularly monitors and reports insurance
in-force
and risk
in-force.
Insurance
in-force
for our mortgage insurance businesses is a measure of the aggregate original loan balance for outstanding insurance policies as of the respective reporting date. Risk in-force
for our U.S. mortgage insurance business is based on the coverage percentage applied to the estimated current outstanding loan balance. Risk in-force
in our Australia mortgage insurance business is computed using an “effective” risk in-force
amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force
has been calculated by applying to insurance
in-force
a factor of 35% that represents the highest expected average per-claim
payment for any one underwriting year over the life of our mortgage insurance business in Australia. We also have certain risk share arrangements in Australia where we provide pro-rata
coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata
coverage amount provided is used when applying the factor. We consider insurance in-force
and risk
in-force
to be measures of our operating performance because they represent measures of the size of our business at a specific date which will generate revenues and profits in a future period, rather than measures of our revenues or profitability during that period.
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
The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing

Administration (“FHA”) and the Federal Housing Finance Agency, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees, loan limits and alternative products such as those offered through Freddie Mac’s Integrated Mortgage Insurance (“IMAGIN”) and Fannie Mae’s Enterprise Paid Mortgage Insurance (“EPMI”) pilot programs, as well as low down payment programs available through the FHA or GSEs. For more information about the potential future impact, see “Item 1A—Risk Factors—Fannie Mae and Freddie Mac exert significant influence over the U.S. mortgage insurance market and changes to the role or structure of Freddie Mac or Fannie Mae could have a material adverse impact on our U.S. mortgage insurance business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2018 Annual Report on Form
10-K.
Estimated mortgage origination volume increased during the third quarter of 2019 compared to the third quarter of 2018 primarily due to higher refinance originations driven by lower interest rates. The estimated private mortgage insurance available market increased in the third quarter of 2019 compared to the third quarter of 2018 driven in large part by higher refinance originations, including a higher percentage of those refinance originations requiring private mortgage insurance. Our flow persistency was 75% during the third quarter of 2019 compared to 84% during the third quarter of 2018, due in part to lower interest rates. Our U.S. mortgage insurance estimated market share for the third quarter of 2019 was flat compared to the second quarter of 2019. Our market share is influenced by the execution of our go to market strategy, including but not limited to, the market adoption of our proprietary risk-based pricing engine, GenRATE, and our selective participation in forward commitment transactions. Our market share remains impacted by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition, the proposed transaction with China Oceanwide and pricing competition. For more information on the potential impacts due to competition, see “Item 1A—Risk Factors—Competitors could negatively affect our ability to maintain or increase our market share and profitability” in our 2018 Annual Report on Form
10-K.
The U.S. private mortgage insurance industry is highly competitive. There are currently six active mortgage insurers, including us. In the fourth quarter of 2018, our U.S. mortgage insurance business launched GenRATE, which provides lenders with a more granular approach to pricing for borrowers. All active U.S. mortgage insurers have now released proprietary risk-based pricing engines. We expect more new insurance written in the market to be priced using opaque pricing that will frequently provide a different price to lenders compared to prevailing rate cards. Given evolving market dynamics, we expect price competition to remain highly competitive.
New insurance written increased 83% in the third quarter of 2019 compared to the third quarter of 2018 primarily due to our higher estimated market share and a larger private mortgage insurance available market. Our largest customer accounted for a sizable percentage of our total new insurance written during the third quarter of 2019 and we expect this customer to exceed 10% of our total estimated new insurance written for 2019. No customer exceeded 10% of our new insurance written during 2018. Additionally, no customer had earned premiums that accounted for more than 10% of our U.S. mortgage insurance business total revenues in the third quarter of 2019 or the year ended December 31, 2018, and we estimate no customer will exceed 10% for the year ending December 31, 2019. The percentage of single premium new insurance written decreased during the third quarter of 2019 compared to the third quarter of 2018, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile and their concentration in the private mortgage insurance available market. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. For more information on the potential impacts due to customer concentration, see “Item 1A—Risk Factors—Our reliance on key customer or distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced” in our 2018 Annual Report on Form
10-K.
Our loss ratio was 11% for both the three months ended September 30, 2019 and 2018 as higher losses were offset by higher net earned premiums in the current year. Losses increased primarily from lower net benefits from cures and aging of existing delinquencies, partially offset by a lower average reserve on new delinquencies in the current year. The increase in net earned premiums was primarily driven by higher insurance in-force
and an increase in single premium policy cancellations, partially offset by lower average premium rates in the current year.
As of September 30, 2019 and June 30, 2019, GMICO’s
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 12.1:1, compared with a risk-to-capital
ratio of approximately 12.5:1 as of December 31, 2018. This
risk-to-capital
ratio remains below the NCDOI’s maximum
risk-to-capital
ratio of 25:1. GMICO’s ongoing
risk-to-capital
ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated or distributed by the business or capital support (if any) that we provide.
Under PMIERs, we are subject to operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The revised PMIERs was effective on March 31, 2019. As of September 30, 2019 and June 30, 2019, our U.S. mortgage insurance business had available assets of approximately 129% and 123%, respectively, of the required assets under PMIERs compared to approximately 129% under the previous PMIERs requirements as of December 31, 2018. The sufficiency ratios as of September 30, 2019 and June 30, 2019 were in excess of $850 million and $650 million of available assets above the PMIERs requirements, respectively, compared to $750 million of available assets above the previous PMIERs requirements as of December 31, 2018. The 2019 sufficiency ratios exclude the credit for future premiums on insurance policies written in 2008 or earlier, which was allowed under the previous PMIERs. Effective July 1, 2019, our U.S. mortgage insurance business executed an excess of loss reinsurance transaction with a panel of reinsurers covering a portion of the loss tier on current and expected new insurance written for the 2019 book year. Reinsurance transactions provided an aggregate of approximately $550 million of PMIERs capital credit as of September 30, 2019.
On October 18, 2019, our U.S. mortgage insurance business paid a $250 million dividend. We regularly evaluate business conditions, the macro-economic environment, regulatory requirements, PMIERs sufficiency and business needs, among other things, to determine the amount and timing of future dividends. The foregoing risk-to-capital and PMIERs information as of September 30, 2019, does not give effect to this dividend.

Segment results of operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentagechange
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$219	$190	$29	15%
Net investment income	31	23	8	35%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	1	1	—	—%

Total revenues	251	214	37	17%

Benefits and expenses:
Benefits and other changes in policy reserves	23	20	3	15%
Acquisition and operating expenses, net of deferrals	51	41	10	24%
Amortization of deferred acquisition costs and intangibles	3	4	(1)	(25)%

Total benefits and expenses	77	65	12	18%

Income from continuing operations before income taxes	174	149	25	17%
Provision for income taxes	37	31	6	19%

Income from continuing operations	137	118	19	16%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$137	$118	$19	16%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily attributable to higher insurance in-force
and an increase in investment income, partially offset by higher operating costs in the current year.
Revenues
Premiums increased mainly attributable to higher insurance
in-force
and an increase in single premium policy cancellations driven largely by higher mortgage refinancing, partially offset by lower average premium rates in the current year.
Net investment income increased primarily from higher average invested assets and investment yields in the current year.
Benefits and expenses
Benefits and other changes in policy reserves increased largely from lower net benefits from cures and aging of existing delinquencies, partially offset by a lower average reserve on new delinquencies in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs driven mostly by increased sales in the current year.
Provision for income taxes.
The effective tax rate was 21.3% and 21.2% for the three months ended September 30, 2019 and 2018, respectively, consistent with the U.S. corporate federal income tax rate.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$619	$553	$66	12%
Net investment income	87	67	20	30%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	3	2	1	50%

Total revenues	709	622	87	14%

Benefits and expenses:
Benefits and other changes in policy reserves	39	22	17	77%
Acquisition and operating expenses, net of deferrals	141	125	16	13%
Amortization of deferred acquisition costs and intangibles	11	11	—	—%

Total benefits and expenses	191	158	33	21%

Income from continuing operations before income taxes	518	464	54	12%
Provision for income taxes	110	98	12	12%

Income from continuing operations	408	366	42	11%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$408	$366	$42	11%

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
Revenues
Premiums increased mainly attributable to higher insurance
in-force
and an increase in single premium policy cancellations driven largely by higher mortgage refinancing in the current year.
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
Provision for income taxes.
The effective tax rate was 21.3% and 21.2% for the nine months ended September 30, 2019 and 2018, respectively, consistent with the U.S. corporate federal income tax rate.
U.S. Mortgage Insurance selected operating performance measures
The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Primary insurance in-force (1)	$186,300	$163,200	$23,100	14%
Risk in-force	$45,100	$39,600	$5,500	14%

(1)	Primary insurance
in-force
represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
New insurance written	$18,900	$10,300	$8,600	83%	$44,300	$30,700	$13,600	44%
Net premiums written	$213	$195	$18	9%	$610	$571	$39	7%

Primary insurance
in-force
and risk
in-force
Primary insurance
in-force
increased largely from $23.3 billion in higher mortgage insurance written on prime-based, individually underwritten residential mortgage loans (“flow insurance”)
in-force,
which increased from $162.0 billion as of September 30, 2018 to $185.3 billion as of September 30, 2019 as a result of new insurance written, partially offset by lapses and cancellations during the current year. The increase in flow insurance in-force
was partially offset by a decline of $0.2 billion in mortgage insurance on a bulk basis (“bulk insurance”)
in-force,
which decreased from $1.2 billion as of September 30, 2018 to $1.0 billion as of September 30, 2019 from cancellations and lapses. In addition, risk in-force
increased primarily as a result of higher flow insurance
in-force.
Flow persistency was 80% and 83% for the nine months ended September 30, 2019 and 2018, respectively.
New insurance written
For the three and nine months ended September 30, 2019, new insurance written increased primarily due to our higher estimated market share and a larger private mortgage insurance available market in the current year.

Net premiums written
Net premiums written for the three and nine months ended September 30, 2019 increased primarily from higher average flow insurance in-force
in the current year.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Loss ratio	11%	11%	—%	6%	4%	2%
Expense ratio (net earned premiums)	24%	23%	1%	24%	25%	(1)%
Expense ratio (net premiums written)	25%	23%	2%	25%	24%	1%

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
The loss ratio was flat for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as higher losses were offset by higher net earned premiums in the current year. The increase in losses was largely from lower net benefits from cures and aging of existing delinquencies, partially offset by a lower average reserve on new delinquencies in the current year. The increase in net earned premiums was primarily driven by higher insurance in-force
and an increase in single premium policy cancellations, partially offset by lower average premium rates in the current year. The loss ratio for the nine months ended September 30, 2019 increased primarily from a lower favorable reserve adjustment in the current year, partially offset by higher net earned premiums. We recorded a $10 million favorable reserve adjustment in the current year compared to a $28 million favorable reserve adjustment in the prior year. These adjustments were mostly associated with lower expected claim rates. The prior year favorable reserve adjustment of $28 million reduced the loss ratio by five percentage points for the nine months ended September 30, 2018.
The expense ratio (net earned premiums) for the three months ended September 30, 2019 increased slightly mainly driven by higher operating costs, mostly offset by higher net earned premiums as discussed above. The expense ratio (net earned premiums) decreased for the nine months ended September 30, 2019 primarily from higher net earned premiums, mostly offset by higher operating costs in the current year.
The expense ratio (net premiums written) increased for the three and nine months ended September 30, 2019 largely due to higher operating costs, partially offset by higher net premiums written in the current year.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2019	December 31, 2018	September 30, 2018
Primary insurance:
Insured loans in-force	842,692	783,288	773,290
Delinquent loans	16,005	17,159	16,874
Percentage of delinquent loans (delinquency rate)	1.90%	2.19%	2.18%

Flow loans in-force	831,586	770,657	759,965
Flow delinquent loans	15,575	16,670	16,367
Percentage of flow delinquent loans (delinquency rate)	1.87%	2.16%	2.15%

Bulk loans in-force	11,106	12,631	13,325
Bulk delinquent loans (1)	430	489	507
Percentage of bulk delinquent loans (delinquency rate)	3.87%	3.87%	3.80%

A minus and sub-prime loans in-force	13,450	15,348	16,087
A minus and sub-prime delinquent loans	2,339	2,727	2,817
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	17.39%	17.77%	17.51%

Pool insurance:
Insured loans in-force	4,261	4,535	4,636
Delinquent loans	168	220	215
Percentage of delinquent loans (delinquency rate)	3.94%	4.85%	4.64%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 375 as of September 30, 2019, 403 as of December 31, 2018 and 415 as of September 30, 2018.

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
The following tables set forth flow delinquencies, direct case reserves and risk in-force
by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2019
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,201	$29	$369	8%
4 - 11 payments	4,319	76	199	38%
12 payments or more	3,055	111	155	72%

Total	15,575	$216	$723	30%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2018
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,360	$31	$365	8%
4 - 11 payments	4,591	88	208	42%
12 payments or more	3,719	142	188	76%

Total	16,670	$261	$761	34%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of September 30, 2019	Percent of total reserves as of September 30, 2019 (1)	Delinquency rate
			September 30, 2019	December 31, 2018	September 30, 2018
By Region:
Southeast (2)	18%	21%	2.15%	2.63%	2.65%
Pacific (3)	17	11	1.29%	1.29%	1.27%
South Central (4)	16	11	1.77%	2.11%	2.09%
Northeast (5)	12	27	2.79%	3.43%	3.47%
North Central (6)	11	9	1.85%	1.98%	1.96%
Great Lakes (7)	11	7	1.62%	1.72%	1.67%
Mid-Atlantic (8)	6	5	1.92%	2.16%	2.05%
New England (9)	5	6	1.89%	2.23%	2.26%
Plains (10)	4	3	1.66%	1.87%	1.82%

Total	100%	100%	1.90%	2.19%	2.18%

(1)	Total reserves were $247 million as of September 30, 2019.

(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.

(3)	Alaska, California, Hawaii, Nevada, Oregon and Washington.

(4)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.

(5)	New Jersey, New York and Pennsylvania.

(6)	Illinois, Minnesota, Missouri and Wisconsin.

(7)	Indiana, Kentucky, Michigan and Ohio.

(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.

(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of September 30, 2019	Percent of total reserves as of September 30, 2019 (1)	Delinquency rate
			September 30, 2019	December 31, 2018	September 30, 2018
By State:
California	10%	6%	1.28%	1.28%	1.22%
Texas	7%	5%	1.86%	2.29%	2.33%
Florida	6%	11%	2.19%	2.91%	3.14%
Illinois	5%	6%	2.12%	2.26%	2.23%
New York	5%	16%	3.02%	3.64%	3.75%
Washington	5%	2%	1.09%	1.04%	0.99%
Michigan	4%	2%	1.32%	1.40%	1.28%
Pennsylvania	4%	4%	2.22%	2.79%	2.71%
North Carolina	4%	3%	1.75%	2.27%	2.05%
Ohio	3%	3%	1.80%	1.97%	1.90%

(1)	Total reserves were $247 million as of September 30, 2019.

The following table sets forth the dispersion of our total reserves and primary insurance in-force
and risk
in-force
by year of policy origination and average annual mortgage interest rate as of September 30, 2019:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.12%	8.0%	$1,436	0.8%	$271	0.6%
2005 - 2008	5.47%	54.6	16,534	8.9	3,797	8.4
2009 - 2012	4.29%	2.3	3,525	1.9	813	1.8
2013	4.29%	2.0	4,276	2.3	1,043	2.3
2014	4.12%	4.1	7,630	4.1	1,854	4.1
2015	4.45%	6.2	15,529	8.3	3,753	8.4
2016	4.15%	7.9	28,607	15.3	6,894	15.3
2017	3.89%	8.5	31,414	16.9	7,634	17.0
2018	4.25%	5.6	34,328	18.4	8,388	18.6
2019	4.77%	0.8	42,976	23.1	10,598	23.5

Total portfolio	4.41%	100.0%	$186,255	100.0%	$45,045	100.0%

(1)	Total reserves were $247 million as of September 30, 2019.

Australia Mortgage Insurance segment
Trends and conditions
Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the third quarter of 2019, the Australian dollar weakened against the U.S. dollar compared to the third quarter of 2018, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.
The Australian GDP is expected to have experienced moderate growth in the third quarter of 2019, supported by continued growth in public demand, sustained expansion of business investments and an ongoing rise in exports. The Reserve Bank of Australia official cash rate was reduced to 0.75% on October 2, 2019, down from 1.00% as of September 30, 2019 and 1.25% as of June 30, 2019. The September 2019 unemployment rate remained flat at 5.2% compared to the end of the second quarter of 2019.
In the third quarter of 2019, Australia home prices continued to experience year-over-year declines, which began in the first quarter of 2018 after a period of robust home price appreciation. September 2019 home values were approximately 4% lower compared to September 2018, with declines experienced across the majority of the capital cities. The larger housing markets of Sydney and Melbourne had annual decreases of approximately 5% and 4%, respectively, despite four consecutive month-over-month increases since June 2019.
Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2018, which resulted in no changes to the earnings pattern adopted in the fourth quarter of 2017. The adjustment to our premium earnings pattern in the fourth quarter of 2017 was applied on a retrospective basis under U.S. GAAP, however, under local Australian Accounting Standards this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were different between the two accounting standards through the third quarter of 2019. These differences will continue in future periods but will become less significant as time passes. In the fourth quarter of 2019, our mortgage insurance business in Australia is expected to complete its annual review of its premium earnings pattern.
Our mortgage insurance business in Australia had higher losses in the third quarter of 2019 compared to the third quarter of 2018 primarily as a result of unfavorable aging of existing delinquencies and higher reserves on new delinquencies, particularly in Western Australia, which has been experiencing below trend economic and housing activity. This increase was mostly offset by favorable cure activity in the current year. The loss ratio in Australia for the three months ended September 30, 2019 was 36%. The full year 2019 loss ratio in Australia is expected to be moderately higher than the full year 2018 loss ratio of 30%.
In the third quarter of 2019, our mortgage insurance business in Australia experienced an increase in new insurance written volumes compared to the third quarter of 2018 primarily due to higher mortgage origination volume from certain key customers in the current year.
Gross premiums written were higher in the third quarter of 2019 compared to the third quarter of 2018 largely as a result of higher flow new insurance written from higher mortgage origination volume from certain key customers in the current year as confidence in the housing market improved. Net earned premiums were lower in the third quarter of 2019 compared to the third quarter of 2018 primarily from portfolio seasoning.
Our mortgage insurance business in Australia is concentrated with several key customers. In October 2019, we entered into a new contract with our largest customer, effective January 1, 2020, with a term of three years. In November 2018, we entered into a new contract with our second largest customer, effective November 21, 2018, with a term of two years and the option to extend for an additional year at the customer’s discretion. In June 2018, we entered into a new contract with our third largest customer, effective July 1, 2018, with a term of three years. These three customers together represented 73% of our gross written premiums during the nine months ended September 30, 2019. On July 25, 2019, S&P downgraded the financial strength rating of our principal Australia mortgage insurance subsidiary. Although the change in S&P’s rating had no immediate impact on the contractual arrangements between our mortgage insurance business in Australia and its customers, one key customer contract contains a provision that was triggered as a result of the ratings change, allowing that customer the option to terminate the contract. Our Australia mortgage insurance business subsequently provided information to this customer to demonstrate its credit strength in an effort to avoid it exercising the potential termination right under this provision. For additional details, see “—Financial Strength Ratings.”
Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by the Australian Prudential Regulation Authority (“APRA”) and

utilizes its Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of September 30, 2019, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 198%, representing a decrease from 208% as of June 30, 2019, largely resulting from ordinary and special dividends paid in the quarter, partially offset by portfolio seasoning, policy cancellations and in-force
profitability.
Segment results of operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$77	$87	$(10)	(11)%
Net investment income	13	17	(4)	(24)%
Net investment gains (losses)	(9)	1	(10)	NM (1)
Policy fees and other income	1	—	1	NM (1)

Total revenues	82	105	(23)	(22)%

Benefits and expenses:
Benefits and other changes in policy reserves	28	27	1	4%
Acquisition and operating expenses, net of deferrals	17	15	2	13%
Amortization of deferred acquisition costs and intangibles	9	10	(1)	(10)%
Interest expense	2	3	(1)	(33)%

Total benefits and expenses	56	55	1	2%

Income from continuing operations before income taxes	26	50	(24)	(48)%
Provision for income taxes	8	15	(7)	(47)%

Income from continuing operations	18	35	(17)	(49)%
Less: net income from continuing operations attributable to noncontrolling interests	10	18	(8)	(44)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	8	17	(9)	(53)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	5	—	5	NM (1)
Taxes on adjustments	(1)	—	(1)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’scommon stockholders	$12	$17	$(5)	(29)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the three months ended September 30, 2019 and 2018, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(4) million and $1 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower earned premiums largely from portfolio seasoning and higher operating expenses in the current year.
Revenues
Premiums decreased predominantly from portfolio seasoning in the current year. The three months ended September 30, 2019 included a decrease of $6 million attributable to changes in foreign exchange rates.
Net investment income decreased largely from lower average invested assets and investment yields in the current year.
Net investment losses in the current year were primarily from derivative losses and net unrealized losses from a decrease in the fair value of equity securities, partially offset by net realized gains from the sale of investment securities.
Benefits and expenses
Benefits and other changes in policy reserves increased primarily from unfavorable aging of existing delinquencies and higher reserves on new delinquencies, mostly offset by favorable cure activity in the current year. The three months ended September 30, 2019 included a decrease of $2 million attributable to changes in foreign exchange rates.
Acquisition and operating expenses, net of deferrals, increased primarily related to higher operating expenses in the current year. The three months ended September 30, 2019 included a decrease of $2 million attributable to changes in foreign exchange rates.
Provision for income taxes.
The effective tax rate was 30.0% for both the three months ended September 30, 2019 and 2018, consistent with our jurisdictional rate.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$240	$291	$(51)	(18)%
Net investment income	44	52	(8)	(15)%
Net investment gains (losses)	4	4	—	—%
Policy fees and other income	—	1	(1)	(100)%

Total revenues	288	348	(60)	(17)%

Benefits and expenses:
Benefits and other changes in policy reserves	82	86	(4)	(5)%
Acquisition and operating expenses, net of deferrals	51	49	2	4%
Amortization of deferred acquisition costs and intangibles	27	33	(6)	(18)%
Interest expense	6	7	(1)	(14)%

Total benefits and expenses	166	175	(9)	(5)%

Income from continuing operations before income taxes	122	173	(51)	(29)%
Provision for income taxes	37	52	(15)	(29)%

Income from continuing operations	85	121	(36)	(30)%
Less: net income from continuing operations attributable to noncontrolling interests	45	62	(17)	(27)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	40	59	(19)	(32)%
Adjustments to income from continuing operations available to GenworthFinancial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(2)	(2)	—	—%
Taxes on adjustments	1	1	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$39	$58	$(19)	(33)%

(1)	For the nine months ended September 30, 2019 and 2018, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $2 million in each period.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations in the current year. The decrease was partially offset by lower contract fees amortization in the current year.
Revenues
Premiums decreased predominantly from portfolio seasoning and lower policy cancellations in the current year. The nine months ended September 30, 2019 included a decrease of $21 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from lower average invested assets in the current year. The nine months ended September 30, 2019 included a decrease of $4 million attributable to changes in foreign exchange rates.
Benefits and expenses
Benefits and other changes in policy reserves decreased from $7 million of changes attributable to foreign exchange rates in the current year. Excluding the effects of changes in foreign exchange rates, benefits and other changes in policy reserves increased primarily related to unfavorable aging of existing delinquencies and higher reserves on new delinquencies, partially offset by favorable cure activity in the current year.
Acquisition and operating expenses, net of deferrals, increased primarily related to higher operating expenses in the current year. The nine months ended September 30, 2019 included a decrease of $4 million attributable to changes in foreign exchange rates.
Amortization of DAC and intangibles decreased largely from lower contract fees amortization and from changes in foreign exchange rates in the current year.
Provision for income taxes.
The effective tax rate was 30.0% for both the nine months ended September 30, 2019 and 2018, consistent with our jurisdictional rate.
Australia Mortgage Insurance selected operating performance measures
Our mortgage insurance business in Australia currently has structured insurance transactions with three lenders where it is in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force,
risk
in-force,
new insurance written, loans
in-force
and delinquent loans, are excluded from the following tables. These arrangements represented approximately $152 million and $158 million of risk in-force
as of September 30, 2019 and 2018, respectively.
The following tables set forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Primary insurance in-force	$206,400	$222,500	$(16,100)	(7)%
Risk in-force	$71,900	$77,500	$(5,600)	(7)%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
New insurance written	$4,600	$3,800	$800	21%	$13,400	$11,800	$1,600	14%
Net premiums written	$70	$56	$14	25%	$180	$172	$8	5%

Primary insurance
in-force
and risk
in-force
Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force,
we have computed an “effective” risk
in-force
amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force
has been calculated by applying to insurance
in-force
a factor that represents our highest expected average
per-claim
payment for any one underwriting year over the life

of our business in Australia. For the three and nine months ended September 30, 2019 and 2018, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata
coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata
coverage amount provided is used when applying the factor.
Primary insurance
in-force
and risk
in-force
decreased primarily due to changes in foreign exchange rates and policy cancellations in the current year. Primary insurance in-force
and risk
in-force
included decreases of $14.4 billion and $5.0 billion, respectively, from changes in foreign exchange rates.
New insurance written
New insurance written increased for the three and nine months ended September 30, 2019 primarily due to higher mortgage origination volume from certain key customers in the current year. The nine months ended September 30, 2019 also included an increase in new bulk insurance written. The three and nine months ended September 30, 2019 included decreases of $400 million and $1,200 million, respectively, attributable to changes in foreign exchange rates.
Net premiums written
Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2019 and December 31, 2018, our unearned premium reserves were $0.9 billion and $1.1 billion, respectively.
Net premiums written increased for the three and nine months ended September 30, 2019 primarily due to higher mortgage origination volume from certain key customers as confidence in the housing market improved. The increase for the nine months ended September 30, 2019 was also attributable to an increase in new bulk insurance written, partially offset by lower net premiums written on structured insurance due to the timing of initial premiums received from a transaction in the prior year. The three and nine months ended September 30, 2019 included decreases of $5 million and $15 million, respectively, attributable to changes in foreign exchange rates.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Loss ratio	36%	31%	5%	34%	30%	4%
Expense ratio (net earned premiums)	34%	29%	5%	32%	28%	4%
Expense ratio (net premiums written)	38%	46%	(8)%	43%	48%	(5)%

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
The loss ratio increased for the three and nine months ended September 30, 2019 primarily from lower net earned premiums mainly driven by portfolio seasoning in the current year. The increase for the nine months ended September 30, 2019 was also attributable to lower policy cancellations in the current year.

The expense ratio (net earned premiums) increased for the three and nine months ended September 30, 2019 primarily from lower net earned premiums as discussed above in the current year.
The expense ratio (net premiums written) decreased for the three and nine months ended September 30, 2019 primarily from higher net premiums written as discussed above. The decrease for the nine months ended September 30, 2019 was also attributable to lower contract fees amortization in the current year.
Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	September 30, 2019	December 31, 2018	September 30, 2018
Primary insured loans in-force	1,293,961	1,332,906	1,335,133
Delinquent loans	7,713	7,145	7,350
Percentage of delinquent loans (delinquency rate)	0.60%	0.54%	0.55%

Flow loans in-force	1,192,282	1,226,219	1,229,558
Flow delinquent loans	7,469	6,931	7,133
Percentage of flow delinquent loans (delinquency rate)	0.63%	0.57%	0.58%

Bulk loans in-force	101,679	106,687	105,575
Bulk delinquent loans	244	214	217
Percentage of bulk delinquent loans (delinquency rate)	0.24%	0.20%	0.21%

Flow loans
in-force
decreased primarily from policy cancellations. Flow delinquent loans increased compared to December 31, 2018 and September 30, 2018 primarily from new delinquencies exceeding cures in the current year.
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

	Percent of primary risk in-force as of September 30, 2019	Delinquency rate
		September 30, 2019	December 31, 2018	September 30, 2018
By state and territory:
New South Wales	28%	0.45%	0.38%	0.38%
Queensland	23	0.80%	0.70%	0.73%
Victoria	22	0.43%	0.40%	0.42%
Western Australia	13	1.06%	0.98%	1.01%
South Australia	6	0.69%	0.68%	0.70%
Australian Capital Territory	3	0.26%	0.17%	0.15%
Tasmania	2	0.31%	0.31%	0.35%
New Zealand	2	0.02%	0.05%	0.05%
Northern Territory	1	0.85%	0.68%	0.70%

Total	100%	0.60%	0.54%	0.55%

Delinquency rates increased in the current year compared to December 31, 2018 and September 30, 2018 mainly from lower flow loans in-force
as a result of policy cancellations and new delinquencies exceeding cures in the current year.

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
Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions and methodologies for our long-term care insurance business annually typically during the third quarter of each year. We completed our annual review of claim reserve assumptions for our long-term care insurance business in the third quarter of 2019. See “Long-term care insurance” below for more details.
Loss recognition testing is performed to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. For our acquired block of long-term care insurance business and our fixed immediate annuity products, we monitor these blocks more frequently than annually given the premium deficiencies that existed in previous periods. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually.
In the fourth quarter of 2019, we expect to complete our loss recognition and cash flow testing for all of our U.S. life insurance products, including our long-term care insurance products. Our testing in the fourth quarter of 2019 will include a review of assumptions, including expected claim incidence, benefit utilization, mortality, persistency, interest rates and in-force rate actions, among other assumptions.
Results of our U.S. life insurance businesses are impacted by interest rates as our products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin. Low interest rates also increase reinvestment risk as higher yielding investments mature and are replaced with lower yielding investments and put pressure on the profitability and returns. During the first three quarters of 2019, long-duration risk free interest rates declined which impacted our reinvestment rates. If this decline continues, it will continue to impact our loss recognition testing and DAC recoverability testing. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Annual Report on Form
 10-K.
Our U.S. Life Insurance segment will continue to migrate to a new valuation and projection platform for certain lines of business, while we upgrade platforms for other lines of business. The migration and upgrades are part of our ongoing efforts to improve the infrastructure and capabilities of our information systems and our routine assessment and refinement of financial, actuarial, investment and risk management capabilities and processes enterprise wide. These efforts will also provide our U.S. Life Insurance segment with improved platforms to support emerging accounting guidance and ongoing changes in capital regulations. Concurrently, actuarial processes and methodologies will be reviewed, and may result in additional refinements to our models and/or assumptions. Any material changes in balances, margins or income trends that may result from these, or other, activities will be disclosed accordingly. We intend to continue developing our modeling capabilities in our various businesses, including for our long-term care insurance projections where we migrated substantially all of our retained long-term care insurance business to this new modeling system in 2016 and 2017. This modeling system values and forecasts associated liability cash flows and policyholder behavior at a more granular level than our previous system.
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
Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually. During the third quarter of 2019, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business but did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns and benefit utilization rates as we typically do each quarter. These updates in the third quarter of 2019 did not have a significant impact on claim reserve levels. The prior year claims review, which we completed during the fourth quarter of 2018, resulted in recording higher claim reserves of $308 million and reinsurance recoverables of $17 million. Based on this review, we updated several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions.
In the fourth quarter of 2019, we will perform our loss recognition and cash flow testing. As part of the annual testing, we will also review assumptions for expected claim incidence, benefit utilization, interest rates and in-force rate actions, among other assumptions. In our long-term care insurance business, we are particularly focused on emerging claim experience in newer blocks as more policyholders have gone on claim. Any adverse updates to our assumptions, including interest rates, would likely change the amount of future in-force rate actions needed to help mitigate the impact of these changes as we include assumptions in our loss recognition testing for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed). Our assumption for future in-force rate actions is based on our best estimate of the rate increases we expect given our claim cost expectations and uses our historical experience from rate increase approvals.
Changes in assumptions or methodologies in our long-term care insurance business in the future could materially impact our loss recognition and cash flow testing results. Our assumptions are sensitive to slight variability in actual experience and small changes in assumptions could result in decreases in the margin of our long-term care insurance blocks to at/or below zero in future years. To the extent, based on reviews, the margin of our long-term care insurance block, excluding the acquired block, is negative, we would be required to recognize a loss, by amortizing more DAC and/or establishing additional benefit reserves. For our acquired block of long-term care insurance, the impacts of adverse changes in assumptions would also be reflected as a loss if our margin for this block is reduced below zero by establishing additional benefit reserves. A significant decrease in our loss recognition testing margin of our long-term care insurance blocks could have a material adverse effect on our business, results of operations and financial condition. For a discussion of additional information related to changes to our assumptions and methodologies, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2018 Annual Report on Form 10-K.
As a result of the review of our claim reserves completed in the fourth quarter of 2018, as discussed above, we have been establishing higher claim reserves on new claims throughout 2019, which has negatively impacted earnings and we expect this to continue going forward. Also, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. In addition, although new claim counts on our older long-term care insurance blocks of business will continue to decrease as the blocks run off, we are gaining more experience on our larger new blocks of business and expect continued growth in new claims on these blocks as policyholders reach older attained ages with higher likelihood of going on claim.
We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved in-force
rate actions may also cause fluctuations in our loss ratios during the period to the extent that reserves are adjusted to reflect policyholders electing benefit reductions or non-forfeiture
options. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the nine months ended September 30, 2019 and 2018 was 77% and 81%, respectively.
As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force
policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. Executing on our multi-year long-term care insurance in-force
rate action plan with increased premiums and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force
rate actions, refer to “Significant Developments—U.S. Life Insurance.” As of September 30, 2019, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force
policies. We will also consider in the future, as we have in the past, litigation against states that decline actuarially justified rate increases.
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
We review our life insurance assumptions in detail at least annually. In the fourth quarter of 2019, we expect to complete our annual review of life insurance assumptions and complete our loss recognition testing for our universal and term universal life insurance products. In our life insurance business, we will review assumptions for mortality, particularly for our conversion products, persistency and interest rates, among other assumptions.
Adverse experience in long-term interest rates could result in the DAC amortization associated with these products to be accelerated, as well as the establishment of higher additional benefit reserves, which could have a materially negative impact on our results of operations, financial condition and business. As part of our assumption review in the fourth quarter of 2018, we recorded $91 million of after-tax charges in our universal and term universal life insurance products primarily driven by assumption changes due to lower expected growth in interest rates and emerging mortality experience primarily in our term universal life insurance product. For a discussion of additional information related to changes to our assumptions, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2018 Annual Report on Form 10-K.
Mortality levels may deviate each period from historical trends. Overall mortality experience was lower in the third quarter of 2019 compared to the second quarter of 2019 and third quarter of 2018. We have experienced higher mortality than our then current and priced for assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations. Our mortality experience for older ages and late-duration premium periods and conversion products is emerging. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience and may be required to make further adjustments to our universal and term universal life insurance reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our assumptions, including mortality, may have a materially negative impact on our results of operations, financial condition and business.

Compared to 1998 and prior years, we had a significant increase in term life insurance sales between 1999 and 2009, particularly in 1999 and 2000. The blocks of business issued since 2000 vary in size as compared to the large 1999 and 2000 blocks of business. As our large
10-
and
15-year
level premium period term life insurance policies written in 1999 and 2000 transitioned to their post level guaranteed premium rate period, we experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. As our large
20-year
level premium period business written in 1999 has entered its post level period during 2019, we have also experienced higher lapses resulting in accelerated DAC amortization in the first three quarters of 2019. We anticipate this trend will continue for the remainder of 2019 and into 2020 for the 1999 block as it reaches the end of its level premium period. Additionally, we expect similar experience with the
20-year
level premium period business written in 2000 as it enters its post level period during 2020 and into 2021. In the future, as additional
10-,
15-
and
20-year
level premium period blocks enter their post level guaranteed premium rate period, we expect to experience volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as experience has emerged on earlier blocks. As of September 30, 2019, our term life insurance products had a DAC balance of $1.3 billion. We have taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.
Fixed annuities
Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, and expense and commission levels. Effective March 7, 2016, we suspended sales of our traditional fixed annuity products.
We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Due to the premium deficiency that existed in 2016, we continue to monitor our fixed immediate annuity products more frequently than annually and recorded additional charges during 2017, the fourth quarter of 2018 and the first three quarters of 2019. If interest rates decrease or remain at the current levels, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income and would result in higher income recognition over the remaining duration of the in-force
block.
For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$717	$717	$—	—%
Net investment income	722	696	26	4%
Net investment gains (losses)	11	(7)	18	NM (1)
Policy fees and other income	152	155	(3)	(2)%

Total revenues	1,602	1,561	41	3%

Benefits and expenses:
Benefits and other changes in policy reserves	1,225	1,248	(23)	(2)%
Interest credited	106	113	(7)	(6)%
Acquisition and operating expenses, net of deferrals	158	144	14	10%
Amortization of deferred acquisition costs and intangibles	89	53	36	68%
Interest expense	4	4	—	—%

Total benefits and expenses	1,582	1,562	20	1%

Income (loss) from continuing operations before income taxes	20	(1)	21	NM (1)
Provision for income taxes	10	6	4	67%

Income (loss) from continuing operations	10	(7)	17	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(14)	6	(20)	NM (1)
Taxes on adjustments	3	(2)	5	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(1)	$(3)	$2	67%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the three months ended September 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million and $(1) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$21	$(24)	$45	188%
Life insurance	(25)	(2)	(23)	NM (1)
Fixed annuities	3	23	(20)	(87)%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(1)	$(3)	$2	67%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
•	Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $21 million in the current year compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $24 million in the prior year. The increase to income in the current year from a loss in the prior year was primarily from $93 million of higher premiums and reduced benefits in the current year from in-force
rate actions approved and implemented. These increases were partially offset by higher severity and frequency of new claims in the current year.

•	The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our life insurance business increased $23 million mainly attributable to higher lapses primarily associated with our large
20-year
term life insurance block issued in 1999 entering its post-level premium period, partially offset by lower mortality in the current year compared to the prior year. The current year also included an unfavorable adjustment of $10 million for higher ceded reinsurance rates.

•	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $20 million in our fixed annuities business predominantly from an unfavorable charge of $13 million recorded in connection with loss recognition testing in our fixed immediate annuity products in the current year as well as lower net spreads. The current year also reflected higher reserves in fixed indexed annuity products due to the decline in interest rates.

Revenues
Premiums
•	Our long-term care insurance business increased $4 million largely from $30 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.

•	Our life insurance business decreased $4 million mainly attributable to the continued runoff of our term life insurance products in the current year.

Net investment income
•	Our long-term care insurance business increased $35 million largely from higher average invested assets and higher gains from limited partnerships in the current year.

•	Our life insurance business increased $5 million principally related to favorable prepayment speed adjustments on mortgage-backed securities and higher yields in the current year.

•	Our fixed annuities business decreased $14 million largely attributable to lower average invested assets in the current year due to block runoff.

Net investment gains (losses)
•	Net investment gains in our long-term care insurance business increased $24 million mainly driven by higher unrealized gains from changes in the fair value of equity securities and from net gains from the sale of investment securities in the current year compared to net losses in the prior year.

•	Net investment losses in our fixed annuities business increased $8 million primarily related to lower gains on derivatives and from an increase in unrealized losses from changes in the fair value of equity securities, partially offset by lower losses on embedded derivatives related to our fixed indexed annuity products in the current year.

Benefits and expenses
Benefits and other changes in policy reserves
•	Our long-term care insurance business decreased $28 million principally related to a higher favorable impact of $89 million from reduced benefits in the current year related to in-force
rate actions approved and implemented and favorable utilization of available benefits. These decreases were partially offset by the aging of the in-force
block (including higher frequency of new claims), higher severity of new claims and an increase in incremental reserves of $58 million recorded in connection with an accrual for profits followed by losses in the current year.

•	Our life insurance business decreased $11 million primarily attributable to lower mortality in the current year compared to the prior year.

•	Our fixed annuities business increased $16 million largely attributable to $17 million of higher reserves recorded in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of a decline in interest rates in the current year. The increase was also driven by higher reserves in fixed indexed annuity products due to the decline in interest rates, mostly offset by lower interest credited from block runoff and higher mortality in the current year.

Interest credited.
The decrease in interest credited was mainly due to our fixed annuities business primarily driven by a decline in average account values and lower crediting rates in the current year.
Acquisition and operating expenses, net of deferrals
•	Our long-term care insurance business increased $7 million principally related to higher general expenses and legal costs in the current year.

•	Our life insurance business increased $7 million largely attributable to a net decrease in deferrals in the current year reflecting recent lapse experience, partially offset by lower operating expenses in the current year as a result of the continued runoff of our in-force
block.

Amortization of deferred acquisition costs and intangibles.
The increase in amortization of DAC and intangibles was primarily related to our life insurance business principally from higher lapses primarily associated with our large
20-year
term life insurance block issued in 1999 entering its post-level premium period and an unfavorable adjustment of $13 million for higher ceded reinsurance rates in the current year.
Provision for income taxes.
The effective tax rate was 51.4% and (265.1)% for the three months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate was largely attributable to higher
pre-tax
income in the current year and higher tax expense in the current year in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$2,139	$2,151	$(12)	(1)%
Net investment income	2,147	2,091	56	3%
Net investment gains (losses)	59	(9)	68	NM (1)
Policy fees and other income	490	487	3	1%

Total revenues	4,835	4,720	115	2%

Benefits and expenses:
Benefits and other changes in policy reserves	3,672	3,649	23	1%
Interest credited	318	348	(30)	(9)%
Acquisition and operating expenses, net of deferrals	448	431	17	4%
Amortization of deferred acquisition costs and intangibles	222	202	20	10%
Interest expense	13	12	1	8%

Total benefits and expenses	4,673	4,642	31	1%

Income from continuing operations before income taxes	162	78	84	108%
Provision for income taxes	53	33	20	61%

Income from continuing operations	109	45	64	142%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(65)	6	(71)	NM (1)
Expenses related to restructuring	3	—	3	NM (1)
Taxes on adjustments	13	(2)	15	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$60	$49	$11	22%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the nine months ended September 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(6) million and $(3) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$38	$(34)	$72	NM	(1)
Life insurance	(17)	1	(18)	NM	(1)
Fixed annuities	39	82	(43)	(52)%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$60	$49	$11	22%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
•	Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $38 million in the current year compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $34 million in the prior year. The increase to income in the current year from a loss in the prior year was predominantly attributable to $249 million of higher premiums and reduced benefits in the current year from in-force
rate actions approved and implemented and favorable development on prior year incurred but not reported claims. These increases were partially offset by higher severity and frequency of new claims and lower claim terminations in the current year.

•	Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $17 million in the current year compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $1 million in the prior year. The decrease to a loss in the current year from income in the prior year was predominantly attributable to higher lapses primarily associated with our large
20-year
term life insurance block issued in 1999 entering its post-level premium period and the continued runoff of our term life insurance products in the current year. These decreases were partially offset by lower mortality in the current year compared to the prior year.

•	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $43 million in our fixed annuities business primarily from $31 million of unfavorable charges recorded in connection with loss recognition testing in our fixed immediate annuity products and lower net spreads in the current year.

Revenues
Premiums
•	Our long-term care insurance business increased $9 million. The increase was largely from $71 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.

•	Our life insurance business decreased $21 million mainly attributable to the continued runoff of our term life insurance products in the current year.

Net investment income
•	Our long-term care insurance business increased $88 million largely from higher average invested assets and higher gains from limited partnerships in the current year.

•	Our life insurance business increased $19 million principally related to higher average invested assets as well as favorable prepayment speed adjustments on mortgage-backed securities in the current year.

•	Our fixed annuities business decreased $51 million largely attributable to lower average invested assets in the current year due to block runoff.

Net investment gains (losses)
•	Net investment gains in our long-term care insurance business increased $80 million primarily related to net gains from the sale of investment securities in the current year compared to net losses in the prior year and from higher unrealized gains from changes in the fair value of equity securities, partially offset by derivative losses in the current year compared to gains in the prior year.

•	Our life insurance business had net investment gains of $5 million in the current year compared to net investment losses of $1 million in the prior year. The change to net investment gains in the current year was mainly driven by net gains from the sale of investment securities compared to net losses in the prior year, partially offset by lower gains on embedded derivatives associated with our indexed universal life insurance products in the current year.

•	Net investment losses in our fixed annuities business increased $18 million primarily related to higher losses on embedded derivatives related to our fixed indexed annuity products and an increase in unrealized losses from changes in the fair value of equity securities, partially offset by higher gains on derivatives in the current year.

Policy fees and other income.
Policy fees and other income increased mostly attributable to our life insurance business primarily driven by a $21 million favorable correction related to ceded premiums on universal life insurance policies in the current year, partially offset by a favorable model refinement in the prior year that did not recur and a decline in our term universal and universal life insurance in-force
blocks in the current year.
Benefits and expenses
Benefits and other changes in policy reserves
•	Our long-term care insurance business decreased $7 million principally related to a higher favorable impact of $250 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, favorable development on prior year incurred but not reported claims and favorable utilization of available benefits. These decreases were partially offset by the aging of the in-force
block (including higher frequency of new claims), higher severity of new claims, lower claim terminations and an increase in incremental reserves of $108 million recorded in connection with an accrual for profits followed by losses in the current year.

•	Our life insurance business increased $3 million primarily attributable to a favorable model refinement in the prior year that did not recur, partially offset by lower mortality in the current year compared to the prior year.

•	Our fixed annuities business increased $27 million largely attributable to $39 million of higher reserves recorded in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of a decline in interest rates and portfolio management actions. This increase was partially offset by lower interest credited in the current year due to block runoff.

Interest credited
. The decrease in interest credited was due to our life insurance and fixed annuities businesses, which decreased $4 million and $26 million, respectively, primarily driven by a decline in average account values and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals
•	Our long-term care insurance business increased $7 million primarily related to higher general expenses and legal costs in the current year.

•	Our life insurance business increased $10 million largely attributable to a net decrease in deferrals in the current year reflecting recent lapse experience, partially offset by lower operating expenses in the current year as a result of the continued runoff of our in-force
block.

Amortization of deferred acquisition costs and intangibles.
The increase in amortization of DAC and intangibles was primarily related to our life insurance business principally from higher lapses primarily associated with our large
20-year
term life insurance block issued in 1999 entering its post-level premium period and higher ceded reinsurance rates, partially offset by an unfavorable model refinement in the prior year that did not recur.
Provision for income taxes.
The effective tax rate was 32.5% and 41.7% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate was largely attributable to higher pre-tax
income in the current year.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
The following table sets forth selected operating performance measures regarding our long-term care insurance business for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Net earned premiums:
Individual long-term care insurance	$622	$618	$4	1%	$1,831	$1,825	$6	—%
Group long-term care insurance	30	30	—	—%	89	86	3	3%

Total	$652	$648	$4	1%	$1,920	$1,911	$9	—%

Loss ratio	76%	83%	(7)%		77%	81%	(4)%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.
Net earned premiums increased for the three and nine months ended September 30, 2019 largely from $30 million and $71 million, respectively, of increased premiums from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.
The loss ratio decreased for the three and nine months ended September 30, 2019 due to the increase in premiums and lower benefits and other changes in reserves as discussed above.

Life insurance
The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Term and whole life insurance
Net earned premiums	$65	$69	$(4)	(6)%	$219	$240	$(21)	(9)%
Term universal life insurance
Net deposits	57	57	—	—%	174	179	(5)	(3)%
Universal life insurance
Net deposits	74	128	(54)	(42)%	291	386	(95)	(25)%
Total life insurance

Net earned premiums and deposits	$196	$254	$(58)	(23)%	$684	$805	$(121)	(15)%

	As of September 30,		Percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Term and whole life insurance
Life insurance in-force, net of reinsurance	$86,620	$99,076	(13)%
Life insurance in-force before reinsurance	$409,640	$441,013	(7)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$113,454	$116,328	(2)%
Life insurance in-force before reinsurance	$114,228	$117,136	(2)%
Universal life insurance
Life insurance in-force, net of reinsurance	$34,230	$35,683	(4)%
Life insurance in-force before reinsurance	$38,956	$40,686	(4)%
Total life insurance
Life insurance in-force, net of reinsurance	$234,304	$251,087	(7)%
Life insurance in-force before reinsurance	$562,824	$598,835	(6)%

We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.
Term and whole life insurance
Net earned premiums decreased for the three and nine months ended September 30, 2019 mainly attributable to the continued runoff of our term life insurance products in the current year. Life insurance in-force
also decreased as a result of higher lapses primarily associated with a large
20-year
term life insurance block issued in 1999 entering its post-level premium period and the continued runoff of our term life insurance products in the current year.
Universal life insurance
Net deposits decreased for the three months ended September 30, 2019 principally from $50 million of funding agreements issued with the Federal Home Loan Bank (“FHLB”) of Atlanta in the prior year that did not recur. Net deposits decreased during the nine months ended September 30, 2019 primarily attributable to $150 million of funding agreements issued with the Federal Home Loan Bank of Atlanta in the prior year compared to $50 million in the current year.

Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Account value, beginning of period	$13,875	$15,372	$14,348	$16,401
Premiums and deposits	21	25	66	69
Surrenders, benefits and product charges	(567)	(632)	(1,569)	(1,761)

Net flows	(546)	(607)	(1,503)	(1,692)
Interest credited and investment performance	113	140	374	374
Effect of accumulated net unrealized investment gains (losses)	73	(46)	296	(224)

Account value, end of period	$13,515	$14,859	$13,515	$14,859

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
Account value decreased compared to June 30, 2019 and December 31, 2018 as surrenders and benefits exceeded interest credited and net unrealized investment gains.
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

Segment results of operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Net investment income	$48	$44	$4	9%
Net investment gains (losses)	(9)	(3)	(6)	(200)%
Policy fees and other income	35	38	(3)	(8)%

Total revenues	74	79	(5)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	8	7	1	14%
Interest credited	40	38	2	5%
Acquisition and operating expenses, net of deferrals	13	14	(1)	(7)%
Amortization of deferred acquisition costs and intangibles	10	5	5	100%

Total benefits and expenses	71	64	7	11%

Income from continuing operations before income taxes	3	15	(12)	(80)%
Provision for income taxes	—	2	(2)	(100)%

Income from continuing operations	3	13	(10)	(77)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	9	1	8	NM (1)
Taxes on adjustments	(2)	—	(2)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$10	$14	$(4)	(29)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the three months ended September 30, 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased predominantly from less favorable equity market performance and lower interest rates in the current year.
Revenues
Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in the current year.
Net investment losses increased primarily due to losses on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) in the current year compared to gains in the prior year, partially offset by derivative gains in the current year compared to derivative losses in the prior year.
Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.

Benefits and expenses
Amortization of DAC and intangibles increased mainly from higher DAC amortization in our variable annuity products in the current year.
Provision for income taxes.
The effective tax rate was 6.8% and 19.0% for the three months ended September 30, 2019 and 2018, respectively. The decrease was primarily the result of a higher benefit from tax favored items in the current year.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Net investment income	$142	$129	$13	10%
Net investment gains (losses)	(13)	(18)	5	28%
Policy fees and other income	105	116	(11)	(9)%

Total revenues	234	227	7	3%

Benefits and expenses:
Benefits and other changes in policy reserves	22	22	—	—%
Interest credited	121	111	10	9%
Acquisition and operating expenses, net of deferrals	39	43	(4)	(9)%
Amortization of deferred acquisition costs and intangibles	16	20	(4)	(20)%

Total benefits and expenses	198	196	2	1%

Income from continuing operations before income taxes	36	31	5	16%
Provision for income taxes	6	5	1	20%

Income from continuing operations	30	26	4	15%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	11	14	(3)	(21)%
Taxes on adjustments	(2)	(3)	1	33%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$39	$37	$2	5%

(1)	For the nine months ended September 30, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $(4) million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased predominantly from favorable equity market performance, partially offset by lower fee income driven mostly by a decline in the average account values of our variable annuity products in the current year.
Revenues
Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in the current year.

Net investment losses decreased principally from derivative gains in the current year compared to derivative losses in the prior year, partially offset by losses on embedded derivatives associated with our variable annuity products with GMWBs in the current year compared to gains in the prior year.
Policy fees and other income decreased principally from lower fee income driven mostly by a decrease in the average account values in our variable annuity products in the current year.
Benefits and expenses
Interest credited increased largely related to higher interest in our corporate-owned life insurance products in the current year.
Acquisition and operating expenses, net of deferrals, decreased predominantly from lower commissions driven mostly by lower account values in our variable annuity products in the current year.
Amortization of DAC and intangibles decreased mainly related to lower DAC amortization in our variable annuity products principally from favorable equity market performance in the current year.
Provision for income taxes.
The effective tax rate was 17.4% and 17.8% for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily attributable to higher benefits from tax favored items in the current year.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Account value, beginning of period	$5,121	$5,469	$4,918	$5,884
Deposits	7	5	20	17
Surrenders, benefits and product charges	(161)	(183)	(480)	(594)

Net flows	(154)	(178)	(460)	(577)
Interest credited and investment performance	69	118	578	102

Account value, end of period	$5,036	$5,409	$5,036	$5,409

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.
Account value decreased compared to June 30, 2019 primarily related to surrenders outpacing interest credited and equity market performance. Account value increased compared to December 31, 2018 primarily related to favorable equity market performance, partially offset by surrenders in the current year.

Institutional products
The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
FABNs (1) and Funding Agreements
Account value, beginning of period	$305	$180	$381	$260
Deposits	—	50	—	50
Surrenders and benefits	(2)	(1)	(82)	(83)

Net flows	(2)	49	(82)	(33)
Interest credited	2	1	6	3

Account value, end of period	$305	$230	$305	$230

(1)	Funding agreements backing notes

Account value related to our institutional products decreased compared to December 31, 2018 mainly attributable to scheduled maturities of certain funding agreements in the current year.

Corporate and Other Activities
Results of operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$2	$1	$1	100%
Net investment income	2	—	2	NM (1)
Net investment gains (losses)	5	(7)	12	171%
Policy fees and other income	2	(1)	3	NM (1)

Total revenues	11	(7)	18	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	—	1	(1)	(100)%
Acquisition and operating expenses, net of deferrals	8	17	(9)	(53)%
Amortization of deferred acquisition costs and intangibles	1	—	1	NM (1)
Interest expense	53	53	—	—%

Total benefits and expenses	62	71	(9)	(13)%

Loss from continuing operations before income taxes	(51)	(78)	27	35%
Benefit for income taxes	(21)	(24)	3	13%

Loss from continuing operations	(30)	(54)	24	44%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(5)	7	(12)	(171)%
Expenses related to restructuring	—	2	(2)	(100)%
Taxes on adjustments	—	(2)	2	100%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(35)	$(47)	$12	26%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower operating expenses in the current year.
Revenues
Net investment gains in the current year were predominantly related to net gains from the sale of investment securities. Net investment losses in the prior year were primarily from derivative losses.
The increase in policy fees and other income was primarily related to gains from non-functional
currency remeasurement transactions in the current year compared to losses in the prior year.

Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower employee-related expenses and operating costs in the current year.
The decrease in the benefit for income taxes was principally driven by a reduction in our valuation allowance in the prior year that did not recur. This decrease was partially offset by lower tax expense in the current year related to the impacts of foreign operations.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2019 vs. 2018
Revenues:
Premiums	$6	$6	$—	—%
Net investment income	6	3	3	100%
Net investment gains (losses)	(23)	(8)	(15)	(188)%
Policy fees and other income	3	(2)	5	NM (1)

Total revenues	(8)	(1)	(7)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	2	3	(1)	(33)%
Acquisition and operating expenses, net of deferrals	34	46	(12)	(26)%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	160	176	(16)	(9)%

Total benefits and expenses	197	226	(29)	(13)%

Loss from continuing operations before income taxes	(205)	(227)	22	10%
Benefit for income taxes	(37)	(9)	(28)	NM (1)

Loss from continuing operations	(168)	(218)	50	23%
Adjustments to loss from continuing operations:
Net investment (gains) losses	23	8	15	188%
Expenses related to restructuring	1	2	(1)	(50)%
Taxes on adjustments	(6)	(2)	(4)	(200)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(150)	$(210)	$60	29%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to a provisional tax expense of $19 million in the prior year that did not recur, as well as lower interest and operating expenses in the current year.
Revenues
Net investment losses increased predominantly from higher derivative losses, partially offset by net gains from the sale of investment securities in the current year compared to net losses in the prior year.

The increase in policy fees and other income was primarily related to gains from non-functional
currency remeasurement transactions in the current year compared to losses in the prior year.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower employee-related expenses and operating costs in the current year.
Interest expense decreased largely driven by the redemption of $597 million of Genworth Holdings’ senior notes in May 2018, partially offset by higher interest expense from our junior subordinated notes which had a higher floating rate of interest in the current year.
The increase in the benefit for income taxes was primarily from a provisional tax expense of $19 million related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries in the prior year that did not recur and other tax impacts from foreign operations. These increases were partially offset by a reduction in our valuation allowance in the prior year that did not recur.
Investments and Derivative Instruments
Trends and conditions
Investments—credit and investment markets
Ongoing global trade tensions, slower global growth and a negative inflation outlook drove the U.S. Federal Reserve to decrease interest rates twice during the third quarter of 2019, each decrease representing a 25 basis point cut. The U.S. Federal Reserve has forecasted that additional interest rate cuts are possible in 2019 or 2020. The Reserve Bank of Australia also decreased its cash rate 25 basis points in the third quarter of 2019 and further decreased its cash rate by another 25 basis points in October 2019.
The European Central Bank reduced interest rates by 10 basis points in the third quarter of 2019 and announced it will resume its bond purchase program. These accommodative monetary policies from the U.S. Federal Reserve and other
non-U.S.
central banks have driven both domestic and foreign government bond yields lower in the third quarter of 2019, with long-term interest rate declines outpacing decreases in short-term interest rates. Portions of the U.S. Treasury yield curve inverted in the third quarter of 2019, with the
3-month
Treasury bill and
10-year
Treasury note inverted for most of and through the end of the third quarter of 2019. Additionally, in August 2019, the yield on the
10-year
Treasury note dipped below the yield on the
2-year
Treasury note, but subsequently normalized in September 2019. Credit markets experienced spread widening in August 2019 due to escalating trade tensions between the United States and China, but subsequently recovered by the end of the third quarter of 2019 driven by accommodative central bank policies and rebounding investor demand for bonds.
The nature, timing and implications of the United Kingdom’s proposed withdrawal from the European Union (“Brexit”) remain uncertain. The new United Kingdom Prime Minister presented a Brexit deal in which the timetable of the deal was voted down. The United Kingdom has been granted an extension from the European Union to remain as a member through January 31, 2020 to finalize a Brexit deal.
Our investment portfolio maintained approximately $2.7 billion of United Kingdom exposure, or approximately 4% of total invested assets as of September 30, 2019. These assets were primarily U.S. dollar-denominated fixed-income investments and we held no direct United Kingdom sovereign exposure. While the ultimate range of Brexit outcomes could lead to potential credit devaluation or rating agency downgrades of our United Kingdom related exposures, at this time, we do not believe there is a material risk of investment impairments arising from the various Brexit scenarios.
As of September 30, 2019, our fixed maturity securities portfolio, which was 97% investment grade, comprised 85% of our total investment portfolio.

Derivatives
Several of our master swap agreements previously contained credit downgrade provisions that allowed either party to assign or terminate the derivative transaction if the other party’s long-term unsecured debt rating or financial strength rating was below the limit defined in the applicable agreement. Beginning in 2018, we renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements entirely or replace them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold. During 2019, we successfully completed these negotiations and as a result, none of our insurance company master swap agreements have credit downgrade provisions as of September 30, 2019. As of September 30, 2019, the RBC ratios of the respective insurance companies were above the thresholds negotiated in the applicable master swap agreements and therefore, no counterparty had rights to take action against us under the RBC threshold provisions.
As of September 30, 2019, $8.8 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of September 30, 2019, we posted initial margin of $256 million to our clearing agents, which represented approximately $78 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of September 30, 2019, $11.5 billion notional of our derivatives portfolio was in bilateral over-the-counter
(“OTC”) derivative transactions pursuant to which we have posted aggregate independent amounts of $356 million and are holding collateral from counterparties in the amount of $312 million.

Investment results
The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2019		2018		2019 vs. 2018
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.7%	$631	4.6%	$613	0.1%	$18
Fixed maturity securities—non-taxable	6.1%	2	3.9%	3	2.2%	(1)
Equity securities	6.4%	4	7.5%	6	(1.1)%	(2)
Commercial mortgage loans	4.9%	86	5.0%	81	(0.1)%	5
Restricted commercial mortgage loans related to a securitization entity	7.3%	1	4.5%	1	2.8%	—
Policy loans	9.1%	47	8.8%	41	0.3%	6
Other invested assets (1)	27.5%	62	34.8%	44	(7.3)%	18
Cash, cash equivalents, restricted cash and short-term investments	1.7%	8	1.8%	12	(0.1)%	(4)

Gross investment income before expenses and fees	5.1%	841	4.9%	801	0.2%	40
Expenses and fees	(0.2)%	(25)	(0.1)%	(21)	(0.1)%	(4)

Net investment income	4.9%	$816	4.8%	$780	0.1%	$36

Average invested assets and cash		$66,230		$65,286		$944

	Nine months ended September 30,				Increase (decrease)
	2019		2018		2019 vs. 2018
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.7%	$1,878	4.6%	$1,839	0.1%	$39
Fixed maturity securities—non-taxable	6.1%	6	3.8%	9	2.3%	(3)
Equity securities	6.8%	13	6.5%	16	0.3%	(3)
Commercial mortgage loans	4.9%	251	5.0%	240	(0.1)%	11
Restricted commercial mortgage loans related to a securitization entity	7.0%	3	6.9%	5	0.1%	(2)
Policy loans	9.2%	138	9.1%	125	0.1%	13
Other invested assets (1)	29.9%	180	40.3%	136	(10.4)%	44
Cash, cash equivalents, restricted cash and short-term investments	2.0%	30	1.7%	37	0.3%	(7)

Gross investment income before expenses and fees	5.1%	2,499	4.9%	2,407	0.2%	92
Expenses and fees	(0.2)%	(73)	(0.1)%	(65)	(0.1)%	(8)

Net investment income	4.9%	$2,426	4.8%	$2,342	0.1%	$84

Average invested assets and cash		$65,951		$65,507		$444

(1)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation and includes limited partnership investments, which are primarily equity-based and do not have fixed returns by period.

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
For the three months ended September 30, 2019, annualized weighted-average investment yields increased principally from higher investment income on higher average invested assets. Net investment income included $10 million of higher limited partnership income and $6 million of higher prepayment speed adjustments on structured securities.
For the nine months ended September 30, 2019, annualized weighted-average investment yields increased primarily driven by higher investment income on higher average invested assets. Net investment income included $24 million of higher limited partnership income and $16 million of higher prepayment speed adjustments on structured securities, partially offset by $6 million of lower income related to inflation-driven volatility on U.S. Government Treasury Inflation Protected Securities. The nine months ended September 30, 2019 also included a decrease of $4 million attributable to changes in foreign exchange rates.
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Available-for-sale fixed maturity securities:
Realized gains	$19	$21	$93	$38
Realized losses	(3)	(30)	(30)	(62)

Net realized gains (losses) on available-for-sale fixed maturity securities	16	(9)	63	(24)

Impairments:
Total other-than-temporary impairments	—	—	—	—
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	—	—	—

Net realized gains (losses) on equity securities sold	6	—	9	10
Net unrealized gains (losses) on equity securities still held	(4)	(2)	13	(11)
Limited partnerships	6	3	10	8
Commercial mortgage loans	(1)	—	(1)	—
Derivative instruments	(29)	(8)	(71)	(14)
Other	4	—	4	—

Net investment gains (losses)	$(2)	$(16)	$27	$(31)

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
•	We recorded net gains related to the sale of fixed maturity securities of $16 million during the three months ended September 30, 2019 driven primarily by portfolio rebalancing and asset exposure management compared to net losses of $9 million during the three months ended September 30, 2018.

•	Net investment losses related to derivatives of $29 million during the three months ended September 30, 2019 were primarily associated with various hedging programs that support our Australia Mortgage Insurance segment, as well as our fixed indexed annuity and runoff variable annuity products.

Net investment losses related to derivatives of $8 million during the three months ended September 30, 2018 were primarily related to decreases in the values of instruments used to protect statutory surplus from equity market fluctuations and hedging programs for our fixed indexed annuity products, partially offset by gains from various hedging programs that support fixed indexed annuity products.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
•	We recorded net gains related to the sale of fixed maturity securities of $63 million during the nine months ended September 30, 2019 primarily from the sale of U.S. government, agencies and government-sponsored enterprises securities and cash tenders from merger and acquisition activity compared to $24 million of net losses during the nine months ended September 30, 2018.

•	Net investment losses related to derivatives of $71 million during the nine months ended September 30, 2019 were primarily associated with hedging programs that support our fixed indexed annuity products, decreases in the values of investments used to protect statutory surplus from equity market fluctuations and losses related to hedging programs that support our Australia Mortgage Insurance segment and our runoff variable annuity products.

Net investment losses related to derivatives of $14 million during the nine months ended September 30, 2018 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuations. We also had losses related to hedging programs for our fixed indexed annuity products. These losses were partially offset by gains from hedging programs for our indexed universal life insurance products, gains from amounts reclassified from other comprehensive income (loss) due to sales of previously hedged bond purchases and derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.
•	We recorded net unrealized gains related to equity securities of $13 million during the nine months ended September 30, 2019 from favorable mark-to-market
adjustments compared to net unrealized losses of $11 million during the nine months ended September 30, 2018.

Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	September 30, 2019		December 31, 2018
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$42,948	58%	$39,389	58%
Private	18,285	25	16,200	24
Equity securities	239	—	275	—
Commercial mortgage loans	6,980	10	6,687	10
Restricted commercial mortgage loans related to a securitization entity	53	—	62	—
Policy loans	2,069	3	1,861	3
Other invested assets	1,693	2	1,072	2
Cash, cash equivalents and restricted cash	1,629	2	1,974	3

Total cash, cash equivalents, restricted cash and invested assets	$73,896	100%	$67,520	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2019, approximately 7% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities
As of September 30, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsoredenterprises	$4,117	$1,137	$—	$—	$—	$5,254
State and political subdivisions	2,304	425	—	—	—	2,729
Non-U.S. government	1,229	130	—	—	—	1,359
U.S. corporate:
Utilities	4,327	731	—	(1)	—	5,057
Energy	2,480	291	—	(13)	—	2,758
Finance and insurance	7,062	798	—	(5)	—	7,855
Consumer—non-cyclical	4,949	797	—	(14)	—	5,732
Technology and communications	2,861	351	—	(1)	—	3,211
Industrial	1,301	118	—	(1)	—	1,418
Capital goods	2,348	374	—	(2)	—	2,720
Consumer—cyclical	1,679	175	—	(4)	—	1,850
Transportation	1,281	189	—	(1)	—	1,469
Other	318	36	—	—	—	354

Total U.S. corporate	28,606	3,860	—	(42)	—	32,424

Non-U.S. corporate:
Utilities	841	55	—	—	—	896
Energy	1,204	186	—	(1)	—	1,389
Finance and insurance	2,126	222	—	—	—	2,348
Consumer—non-cyclical	647	56	—	(4)	—	699
Technology and communications	1,007	126	—	—	—	1,133
Industrial	900	94	—	—	—	994
Capital goods	619	41	—	—	—	660
Consumer—cyclical	363	23	—	—	—	386
Transportation	640	89	—	(1)	—	728
Other	1,249	175	—	(1)	—	1,423

Total non-U.S. corporate	9,596	1,067	—	(7)	—	10,656

Residential mortgage-backed (1)	2,131	230	14	—	—	2,375
Commercial mortgage-backed	2,866	209	—	(4)	—	3,071
Other asset-backed	3,333	39	—	(7)	—	3,365

Total available-for-sale fixed maturity securities	$54,182	$7,097	$14	$(60)	$—	$61,233

(1)	Fair value included $12 million collateralized by Alt-A residential mortgage loans and $23 million collateralized by sub-prime residential mortgage loans.

As of December 31, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies andgovernment-sponsoredenterprises	$4,175	$473	$—	$(17)	$—	$4,631
State and political subdivisions	2,406	168	—	(22)	—	2,552
Non-U.S. government	1,232	44	—	(8)	—	1,268
U.S. corporate:
Utilities	4,439	331	—	(95)	—	4,675
Energy	2,375	101	—	(64)	—	2,412
Finance and insurance	6,691	249	—	(132)	—	6,808
Consumer—non-cyclical	4,879	294	—	(137)	—	5,036
Technology and communications	2,809	110	—	(78)	—	2,841
Industrial	1,213	41	—	(33)	—	1,221
Capital goods	2,277	165	—	(51)	—	2,391
Consumer—cyclical	1,592	53	—	(48)	—	1,597
Transportation	1,283	78	—	(41)	—	1,320
Other	376	24	—	(3)	—	397

Total U.S. corporate	27,934	1,446	—	(682)	—	28,698

Non-U.S. corporate:
Utilities	838	12	—	(29)	—	821
Energy	1,170	71	—	(20)	—	1,221
Finance and insurance	2,071	71	—	(36)	—	2,106
Consumer—non-cyclical	706	8	—	(24)	—	690
Technology and communications	1,043	21	—	(24)	—	1,040
Industrial	896	36	—	(16)	—	916
Capital goods	571	10	—	(9)	—	572
Consumer—cyclical	322	1	—	(10)	—	313
Transportation	580	44	—	(14)	—	610
Other	1,414	85	—	(18)	—	1,481

Total non-U.S. corporate	9,611	359	—	(200)	—	9,770

Residential mortgage-backed (1)	2,460	159	13	(14)	—	2,618
Commercial mortgage-backed	3,054	43	—	(81)	—	3,016
Other asset-backed	3,048	10	1	(23)	—	3,036

Total available-for-sale fixed maturity securities	$53,920	$2,702	$14	$(1,047)	$—	$55,589

(1)	Fair value included $19 million collateralized by Alt-A residential mortgage loans and $22 million collateralized by sub-prime residential mortgage loans.

Fixed maturity securities increased by $5.6 billion compared to December 31, 2018 principally from higher net unrealized gains attributable to a decrease in interest rates in the current year.

Commercial mortgage loans
The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	September 30, 2019
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2008 and prior	$1,159	407	38%	$—	—
2009	—	—	—%	—	—
2010	45	9	37%	—	—
2011	178	44	40%	—	—
2012	427	77	44%	—	—
2013	613	117	47%	—	—
2014	734	130	51%	—	—
2015	853	138	57%	—	—
2016	531	94	60%	—	—
2017	753	142	65%	—	—
2018	1,025	165	68%	—	—
2019	678	92	71%	—	—

Total	$6,996	1,415	55%	$—	—

(1)	Represents weighted-average loan-to-value as of September 30, 2019.

	December 31, 2018
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2008 and prior	$1,310	459	39%	$3	1
2009	—	—	—%	—	—
2010	50	11	37%	—	—
2011	193	46	41%	—	—
2012	476	81	45%	—	—
2013	656	122	48%	3	1
2014	772	133	53%	—	—
2015	877	139	58%	—	—
2016	553	96	61%	—	—
2017	773	144	66%	—	—
2018	1,040	165	69%	—	—

Total	$6,700	1,396	54%	$6	2

(1)	Represents weighted-average loan-to-value as of December 31, 2018.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2019		December 31, 2018
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Limited partnerships	$565	33%	$409	38%
Derivatives	487	29	97	9
Bank loan investments	353	21	248	23
Short-term investments	210	12	195	18
Securities lending collateral	62	4	102	10
Other investments	16	1	21	2

Total other invested assets	$1,693	100%	$1,072	100%

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

(Notional in millions)	Measurement	December 31, 2018	Additions	Maturities/ terminations	September 30, 2019
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,924	$1,414	$(2,313)	$9,025
Foreign currency swaps	Notional	80	52	(22)	110

Total cash flow hedges		10,004	1,466	(2,335)	9,135

Total derivatives designated as hedges		10,004	1,466	(2,335)	9,135

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Interest rate caps	Notional	424	—	—	424
Equity index options	Notional	2,628	1,539	(1,730)	2,437
Financial futures	Notional	1,415	4,335	(4,528)	1,222
Other foreign currency contracts	Notional	646	5,436	(3,697)	2,385

Total derivatives not designated as hedges		9,787	11,310	(9,955)	11,142

Total derivatives		$19,791	$12,776	$(12,290)	$20,277

(Number of policies)	Measurement	December 31, 2018	Additions	Maturities/ terminations	September 30, 2019
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	27,886	—	(1,719)	26,167
Fixed index annuity embedded derivatives	Policies	16,464	—	(698)	15,766
Indexed universal life embedded derivatives	Policies	929	—	(34)	895

The increase in the notional value of derivatives was primarily attributable to an increase in our foreign currency forward contracts driven mostly by a new contract used to hedge the expected Canadian dollar proceeds from the pending sale of our Canada mortgage insurance business, partially offset by a decrease in interest rate swaps related to our interest rate hedging strategy associated with our long-term care insurance products.
The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Consolidated Balance Sheets
Total assets
. Total assets increased $4,730 million from $100,923 million as of December 31, 2018 to $105,653 million as of September 30, 2019.
•	Cash, cash equivalents, restricted cash and invested assets increased $6,376 million primarily from increases of $5,644 million, $621 million, $293 million and $208 million in fixed maturity securities, other invested assets, commercial mortgage loans and policy loans, respectively. The increase in fixed maturity securities was predominantly related to higher unrealized gains principally from a decrease in interest rates and from net purchases of fixed maturity securities in the current year. The increase in other invested assets was primarily from higher market values of derivative assets driven mostly by a decrease in interest rates and from an increase in limited partnership and bank loan investments in the current year. Commercial mortgage loans increased from higher originations and lower prepayments in the current year. The increase in policy loans was principally driven by new loans offered through our corporate-owned life insurance policies collateralized by the cash surrender value of the policy. These increases were partially offset by a decrease in cash, cash equivalents and restricted cash of $345 million largely from net withdrawals on our universal life and investment contracts, origination funding of commercial mortgage loans and net purchases of short-term investments and fixed maturity securities in the current year. The decrease in cash, cash equivalents and restricted cash was also attributable to higher funding of limited partnership and bank loan investments in the current year.

•	DAC decreased $1,261 million predominantly related to our U.S. Life Insurance segment. We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale
investment securities backing insurance assets and liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale
investment securities within the statements of comprehensive income and changes in equity. During the nine months ended September 30, 2019, due primarily to a decrease in interest rates increasing unrealized investment gains, we decreased the DAC balance of our U.S. Life Insurance segment by $1,024 million, resulting in a cumulative decrease of $1,518 million to the DAC balance as of September 30, 2019, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to amortization, net of interest and deferrals, in our U.S. Life Insurance segment in the current year.

•	Deferred tax asset decreased $500 million primarily due to higher unrealized gains on investments and derivatives in the current year.

•	Separate account assets increased $146 million primarily due to favorable equity market performance in the current year.

Total liabilities
. Total liabilities increased $2,774 million from $86,734 million as of December 31, 2018 to $89,508 million as of September 30, 2019.
•	Future policy benefits increased $2,549 million primarily driven by shadow accounting adjustments associated with the recognition of the higher unrealized gains. The shadow accounting adjustments increased future policy benefits by approximately $2,261 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). The increase was also attributable to aging of our long-term care insurance in-force
block in the current year.

•	Policyholder account balances decreased $361 million largely as a result of surrenders and benefits in our fixed annuities business and from scheduled maturities of certain funding agreements in our institutional products in the current year. These decreases were partially offset by an increase associated with shadow accounting adjustments in connection with the recognition of the higher unrealized gains mostly in our universal life insurance products in the current year.

•	Liability for policy and contract claims increased $485 million due principally to our long-term care insurance business primarily from aging of the in-force
block (including higher frequency of new claims) and higher severity of new claims, partially offset by favorable development on prior year incurred but not reported claims and favorable claim terminations in the first half of 2019. These increases were partially offset by lower delinquencies in our U.S. mortgage insurance business in the current year.

•	Unearned premiums decreased $150 million principally related to our Australia mortgage insurance business due primarily to earned premiums outpacing written premiums. Gross written premiums have been lower in the current year compared to prior years, but have begun to normalize driven in part by higher mortgage origination volume from certain key customers. The decrease was also attributable to our long-term care insurance business predominantly from lower sales.

Total equity
. Total equity increased $1,956 million from $14,189 million as of December 31, 2018 to $16,145 million as of September 30, 2019.
•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $360 million for the nine months ended September 30, 2019.

•	Net unrealized gains and derivatives qualifying as hedges increased $1,080 million and $478 million, respectively, primarily from a decrease in interest rates in the current year.

Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.
Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2019	2018
Net cash from operating activities	$1,608	$973
Net cash from (used by) investing activities	(548)	69
Net cash used by financing activities	(1,242)	(1,350)

Net decrease in cash before foreign exchange effect	$(182)	$(308)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments typically exceed policy acquisition costs, benefits paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; deposits from FHLBs; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse
funding obligations; and other capital transactions.
We had higher cash inflows from operating activities in the current year mainly attributable to posting lower collateral with our derivative counterparties, lower tax payments and higher cash received on increased premiums associated with in-force
rate actions in our long-term care insurance business, partially offset by new policy loans issued in our corporate-owned life insurance product in the current year.
We had cash outflows from investing activities in the current year compared to cash inflows in the prior year mainly driven by net purchases of short-term investments and fixed maturity securities in the current year compared to net sales in the prior year. Commercial mortgage loan originations also outpaced repayments at a higher level in the current year.
We had lower cash outflows from financing activities in the current year principally driven by the redemption of $597 million of Genworth Holdings’ senior notes in May 2018, partially offset by $441 million of net proceeds in the prior year from the term loan closed in March 2018 and higher net withdrawals from our investment contracts in the current year.
In the United States, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary.
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
Genworth Holdings had $297 million and $429 million of cash, cash equivalents and restricted cash as of September 30, 2019 and December 31, 2018, respectively, which included approximately $7 million and $16 million of restricted cash, respectively. Genworth Holdings also held $69 million and $75 million in U.S. government securities as of September 30, 2019 and December 31, 2018, respectively, which included approximately $59 million and $42 million of restricted assets, respectively. The $366 million of cash and liquid assets as of September 30, 2019 is below our targeted cash buffer of two times expected annual external debt interest payments, as described below. In addition, Genworth Holdings has an intercompany note with a principal amount of $200 million due on March 31, 2020.
During the nine months ended September 30, 2019 and 2018, we received common stock dividends from our international subsidiaries of $167 million and $169 million, respectively. On October 18, 2019, our U.S. mortgage insurance business paid a $250 million dividend, which is not reflected in our September 30, 2019 data provided above. We regularly evaluate business conditions, the macro-economic environment, regulatory requirements, PMIERs sufficiency and business needs, among other things, to determine the amount and timing of future dividends.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2019, our total cash, cash equivalents, restricted cash and invested assets were $73.9 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 38% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of September 30, 2019.
As of September 30, 2019, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. Effective July 1, 2019, our U.S. mortgage insurance business executed an excess of loss reinsurance transaction with a panel of reinsurers covering a portion of the loss tier on current and expected new insurance written for the 2019 book year. Reinsurance transactions provided an aggregate of approximately $550 million of PMIERs capital credit as of September 30, 2019. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time, including additional reinsurance and other credit risk transfer transactions.
In February 2019, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) announced its intention to commence an on-market
share
buy-back
program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 25 million shares for AUD$64 million. As the majority shareholder, we participated in on-market
sales transactions during the
buy-back
period to maintain our ownership position of approximately 52.0% and received $23 million in cash, which was paid as dividends to Genworth Holdings. In lieu of continuing with further share buy-backs
under this program, Genworth Australia paid an unfranked special dividend of AUD$0.219 per share in the third quarter of 2019, part of which constituted the remaining AUD$36 million of the buy-back
program. As a result, a dividend of $30 million was paid to Genworth Holdings in the third quarter of 2019. On October 30, 2019, Genworth Australia announced a further capital management initiative via a special unfranked dividend of AUD$0.242 per share payable at the end of November 2019, which represents an aggregate distribution of approximately AUD$100 million.
Capital resources and financing activities
We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances, and if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Our cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. During the third quarter of 2019, we were below our targeted cash buffer by approximately $150 million. The further decrease in our cash buffer during the third quarter of 2019 was principally driven by interest payments on long-term borrowings and additional cash collateral paid to counterparties related to our derivative contracts. On October 18, 2019, our U.S. mortgage insurance business paid a $250 million dividend. The cash proceeds from the dividend will help increase Genworth
Holdings’ cash

position in the fourth quarter of 2019. We may move below or above our targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. We continue to evaluate our target level of liquidity as circumstances warrant. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. Under the Twelfth Waiver and Agreement and subject to the term thereof China Oceanwide consented to the sale of Genworth Canada to Brookfield, which would provide an opportunity to use the proceeds upon sale closing to satisfy future debt maturities. In the absence of the transaction with China Oceanwide, we may need to pursue other potential asset sales to address our debt maturities, including a potential partial sale of our U.S. mortgage insurance business and/or a potential sale of our mortgage insurance business in Australia. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2018 Annual Report on Form
10-K
and note 10 of our
unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”
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
Securitization Entities
There were no
off-balance
sheet securitization transactions during the nine months ended September 30, 2019 or 2018.
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
We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and
non-U.S.-denominated
securities. Our primary international operations are located in Australia, through continuing operations and Canada, through discontinued operations. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income. As of September 30, 2019, the U.S. dollar strengthened against the Australian dollar and weakened against the Canadian dollar compared to the respective balance sheet rates as of December 31, 2018. In the third quarter of 2019, the U.S. dollar strengthened against currencies in Australia and Canada compared to the respective average rate in the third quarter of 2018. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2019
During the three months ended September 30, 2019, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2019.
Item 6.	Exhibits

Number	Description

2.1
Twelfth Waiver and Agreement, dated as of August 12, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 13, 2019)

2.2
Share Purchase Agreement by and among Genworth Financial, Inc., Genworth Financial International Holdings, LLC, Genworth Mortgage Insurance Corporation, Brookfield BBP Canada Holdings Inc. and Brookfield Business Partners L.P., dated August 12, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 13, 2019)

10.1
Commitment Letter between Brookfield Business Partners L.P. and Genworth Financial, Inc., dated August 12, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 13, 2019)

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

Date: October 30, 2019

	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)

161