Form 10-K
period 2019-12-31
GENWORTH FINANCIAL INC
filed 2020-02-27
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number
001-32195

GENWORTH FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0873306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6620 West Broad Street Richmond , Virginia	23230
(Address of principal executive offices)	(Zip Code)

(
804
)
281-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock , par value $.001 per share	GNW	New York Stock Exchange

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
of the Exchange Act).    Yes
☐
    No
☒
As of February 19, 2020, 504,767,950 shares of Class A Common Stock, par value $0.001 per share were outstanding.
The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates
of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.9 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2020 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form
10-K.

Cautionary Note Regarding Forward-looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the transaction with China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”), our discussions with regulators in connection therewith and any capital contribution resulting therefrom. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the items identified under “Part I—Item 1A—Risk Factors.” We therefore caution you against relying on any forward-looking statements.
We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
Note Regarding This Annual Report
On December 12, 2019, we completed the sale of Genworth MI Canada Inc. (“Genworth Canada”)
,
our former Canada mortgage insurance business. Our Canada mortgage insurance business, previously the only business in our former Canada Mortgage Insurance segment, has been reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis.
Unless otherwise indicated, amounts herein exclude discontinued operations, including but not limited to, references to the consolidated balance sheets, the consolidated statements of income, the consolidated statements of cash flows and the notes to the consolidated financial statements.
See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information regarding the sale of this business.

PART I
In this Annual Report on Form 10-K, unless the context otherwise requires, “Genworth Financial,” “Genworth,” “we,” “us” and “our” refer to Genworth Financial, Inc. and its subsidiaries.
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
On December 22, 2019, Genworth, Parent and Merger Sub entered into a thirteenth waiver and agreement (“Thirteenth Waiver and Agreement”) pursuant to which Genworth and Parent each agreed to waive its right to terminate the Merger Agreement and abandon the Merger to the earliest date of: (i) March 31, 2020 or (ii) in the event that after December 22, 2019 any governmental entity imposes or requires, as a condition to their approval, any term, condition, obligation, restriction, requirement, limitation, qualification, remedy or other action that applies to the Merger Agreement, that is materially and adversely different, individually or in the aggregate, from the conditions set forth by the governmental entities with respect to the Merger that were in effect on the date of the Thirteenth Waiver Agreement.
Under the Thirteenth Waiver and Agreement, if the parties are unable to agree on a closing date following the receipt of all regulatory re-approvals and clearances, each party has the right to terminate the Merger Agreement. If the parties are unable to satisfy the closing conditions by March 31, 2020, and are unable to reach an agreement as to a further extension of the deadline, then either party may terminate the Merger Agreement pursuant to its terms.
On August 12, 2019, with the approval of Genworth’s Board of Directors and China Oceanwide, Genworth, Genworth Financial International Holdings, LLC (“GFIH”) and Genworth Mortgage Insurance Corporation (“GMICO”) entered into a Share Purchase Agreement with an affiliate of Brookfield Business Partners L.P. (“Brookfield”). Under the Share Purchase Agreement, Genworth, GFIH and GMICO agreed to sell the common shares of Genworth Canada owned by GFIH and GMICO to Brookfield. GFIH and GMICO are indirect wholly-owned subsidiaries of Genworth. Genworth sold its stake in Genworth Canada to facilitate the closing of the transaction with China Oceanwide. Genworth also believes that the sale of its stake in Genworth Canada allows it to increase its financial flexibility, whether or not the transaction with China Oceanwide is consummated. The sale closed on December 12, 2019 for an adjusted sale price of approximately $1.7 billion.

Genworth and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible. Genworth and China Oceanwide had previously received approvals from all necessary U.S. regulators with respect to the China Oceanwide transaction. Some of the regulatory approvals required under the Merger Agreement, that we previously received, expired in 2019 due to the passage of time since we first entered into the Merger Agreement. Genworth and China Oceanwide are actively engaging in obtaining all necessary re-approvals. In January 2020, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) re-approved the China Oceanwide transaction. The approval of the New York State Department of Financial Services (“NYDFS”) expired in 2019 and the parties are in discussion with the NYDFS to secure an appropriate re-approval. The NYDFS has informed Genworth and China Oceanwide that a re-approval would be contingent on a capital contribution by Genworth to Genworth Life Insurance Company of New York (“GLICNY”), and discussions are currently ongoing with the NYDFS and other insurance regulators in an effort to resolve this matter. In addition, the parties are providing supplemental information to certain regulators to reflect the Genworth Canada disposition and the passage of time since their prior approval of the China Oceanwide transaction. These regulators will need to review the supplemental information to determine whether it has any impact on their existing approvals. If the parties are able to reach an agreement with the NYDFS regarding their regulatory re-approval and confirm the other regulatory approvals, China Oceanwide will also need to receive clearance in China for the currency conversion and transfer of funds in order to consummate the Merger.
In connection with the Merger, China Oceanwide and Genworth have agreed on a capital investment plan under which China Oceanwide and/or its affiliates will contribute an aggregate of $1.5 billion to Genworth over time following consummation of the Merger. This contribution is subject to the closing of the Merger and the receipt of required regulatory approvals and clearances. The $1.5 billion contribution would be used to further improve our financial stability, which could include retiring future debt obligations or enabling future growth opportunities. China Oceanwide has no future obligation and has informed us that it has no current intention, to contribute additional capital to support our legacy long-term care insurance business. However, the parties have agreed that following the closing of the Merger, Genworth Holdings, Inc. (“Genworth Holdings”) would contribute $175 million in aggregate to Genworth Life Insurance Company (“GLIC”).
We previously disclosed that at or before the closing of the Merger with China Oceanwide, Genworth Life and Annuity Insurance Company (“GLAIC”) would purchase from GLIC an intercompany note with a principal amount of $200 million. This intercompany note was issued by Genworth Holdings to GLIC, with Genworth Holdings obligated to pay the principal amount on the maturity date of March 31, 2020. Given the maturity date of March 31, 2020, we no longer anticipate this intercompany note to be purchased by GLAIC and Genworth Holdings will instead repay the intercompany note on or before its maturity.
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
Strategic Alternatives
If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. As a result of the performance of our long-term care and life insurance businesses, as well as the resulting lack of potential dividend capacity from our U.S. life insurance subsidiaries, our financial strength ratings have been downgraded. Absent any alternative commitment of external capital, or other proactive actions to meet our closest debt maturities, we believe there would be: increased pressure on and potential further downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share in the U.S. mortgage insurance industry, and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt.

If the China Oceanwide transaction cannot be completed, we may need to pursue additional strategic transactions to improve our financial stability and address our future debt maturities, including evaluating our alternatives with respect to our U.S. mortgage insurance business and/or our mortgage insurance business in Australia. Changes to our financial projections, including changes that anticipate planned strategic transactions, may negatively impact our ability to realize certain foreign tax credits or other deferred tax assets and have a resulting material adverse effect on our results of operations.
Ongoing Priorities
Stabilizing our U.S. life insurance businesses continues to be one of our long-term goals. We will continue to execute this objective primarily through our multi-year long-term care insurance in-force rate action plan. Premium rate increases and associated benefit reductions on our legacy long-term care insurance policies are critical to the business. In addition, reducing debt will remain a high priority. We believe that increased financial support and our strengthened financial foundation resulting from the China Oceanwide transaction would provide us with more options to manage our debt maturities and reduce overall indebtedness, which in turn would likely improve our credit and ratings profile over time. Finally, we also believe that the completion of the China Oceanwide transaction would allow us to place greater focus on the future of our long-term care and mortgage insurance businesses while continuing to service our existing policyholders.
For a discussion of the risks associated with the China Oceanwide transaction and our strategic alternatives, see “Item 1A—Risk Factors—The proposed transaction with China Oceanwide may not be completed or may not be completed within the timeframe, terms or in the manner currently anticipated, which could have a material adverse effect on us and our stock price.”
U.S. Mortgage Insurance
Through our U.S. Mortgage Insurance segment, we provide private mortgage insurance. Private mortgage insurance enables borrowers to buy homes with a down payment of less than 20% of the home’s value (“low down payment mortgages” or “high loan-to-value mortgages”). Mortgage insurance protects lenders against loss in the event of a borrower’s default. It also generally aids financial institutions in managing their capital efficiently by, in some cases, reducing the capital required for low down payment mortgages. If a borrower defaults on mortgage payments, private mortgage insurance reduces and may eliminate losses to the insured institution. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market because of the credit enhancement it provides. Our mortgage insurance products predominantly insure prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based.
We have been providing mortgage insurance products and services in the United States since 1981 and operate in all 50 states and the District of Columbia. Our principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. For the year ended December 31, 2019, approximately 32% of new insurance written in our U.S. mortgage insurance business was attributable to our largest five lender customers, of which 16% was attributable to our largest customer. No other customer exceeded 10% of our new insurance written during 2019 and no customer had earned premiums that exceeded 10% of our U.S. mortgage insurance business total revenues for the year ended December 31, 2019.
The U.S. private mortgage insurance industry is affected in part by the requirements and practices of Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are government-sponsored enterprises and we refer to them collectively as the “GSEs.” The GSEs purchase and provide guarantees on residential mortgages as part of their governmental mandate to provide liquidity through the secondary mortgage market. The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum, known as the “conforming loan limit,” which is currently $510,400 (up to $765,600 in certain high-cost geographic areas of the country) and subject to annual adjustment.
Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of the home value unless the portion of the unpaid principal balance of the mortgage in excess of 80% of the value of the property securing the mortgage is protected against default by lender recourse, participation or by a qualified insurer. Much of the demand for private mortgage insurance is a function of the requirements of the GSEs. The GSEs purchased the majority of the flow loans we insured as of December 31, 2019. The GSEs specify mortgage insurance coverage levels and also have the authority to change the pricing arrangements for purchasing retained-participation mortgages, or mortgages with lender recourse, as compared to insured mortgages, increase or reduce required mortgage insurance coverage percentages, and alter or liberalize underwriting standards and pricing terms on low down payment mortgages they purchase. In furtherance of their respective charter requirements, each GSE maintains eligibility criteria to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for high loan-to-value mortgages they acquire. For more information about the financial and other requirements of the GSEs for our U.S. mortgage insurance subsidiaries, see “—Regulation—Mortgage Insurance Regulation—Other U.S. regulation.”
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
Flow insurance applications are submitted on a loan by loan basis, either before or shortly after the loan closes (usually no more than 120 days from loan closing). The loan amount and coverage percentage determine our risk in-force on each insured loan. The lender may require the borrower to pay for the mortgage insurance under the terms of the mortgage in which case the premium is typically included in the borrower’s monthly mortgage payment (“borrower-paid mortgage insurance”). Lenders also may offer to finance the premium by including it in the loan balance and disbursing funds to the mortgage insurer at the loan closing. Lenders may also directly fund the insurance premium (“lender-paid mortgage insurance”) and may seek to recover that expense from the interest or fees charged on the mortgage. Our primary mortgage insurance policies are predominantly flow mortgage insurance policies.
In addition to flow primary mortgage insurance, we have written mortgage insurance on a bulk and pool basis. Bulk mortgage insurance transactions provide coverage on a finite set of individual loans identified by the bulk policy. Bulk policies may contain coverage percentages and provisions limiting the insurer’s obligation to pay claims until a threshold amount is reached (known as a “deductible”) or capping the insurer’s potential aggregate liability for claims payments (a “stop loss”). Under pool insurance, the mortgage insurer provides coverage for 100% of the loss on a loan (i.e., without the application of a coverage percentage on individual loans within the pool). Bulk and pool insurance are typically secondary coverage to any primary insurance that may be on a loan and the insurer is typically no longer required to cover losses above the stop loss. Lenders negotiate the terms and conditions of bulk and pool coverage including loan type eligibility, stop losses, premium amounts and coverage termination.
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
Underwriting and pricing
Insurance applications for all flow loans we insure are reviewed to determine eligibility based on underwriting guidelines we approve as well as to establish the applicable premium. We evaluate each borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. Loan applications for flow mortgage insurance are either directly reviewed by us (or our contract underwriters), or as noted below, by lenders under delegated authority. In either case automated underwriting systems may be utilized. A substantial number of our mortgage lender customers underwrite loan applications for mortgage insurance under a delegated underwriting program, in which we permit approved lenders to commit us to insure loans using our pre-approved underwriting guidelines, including credit scores. When underwriting bulk mortgage insurance transactions, we evaluate characteristics of the loans in the portfolio, including credit scores, and examine all or a sample of loan files. We set premiums at the time a certificate of insurance is issued based on our expectations regarding likely performance of a loan. The majority of our new insurance written is priced using our proprietary risk-based pricing engine, GenRATE, which we launched in the fourth quarter of 2018. Once a certificate of coverage is issued, we are not able to alter the premium charged or cancel coverage without cause. We continue to monitor current housing conditions and the performance of our books of business to determine if we need to make further changes in our pricing or underwriting guidelines and practices.
Fair Isaac Company (“FICO”) developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. Generally, “A minus” loans are loans where the borrowers have FICO credit scores between 575 and 660 and have a blemished credit history. As of December 31, 2019, on a risk in-force basis and at the time of loan closing, approximately 99% of our primary insurance loans were “prime” in credit quality with FICO credit scores of at least 620.
Loss mitigation
Under our flow master policies, upon receipt of a valid claim we are generally required to pay the coverage percentage specified in the certificate of insurance and related expenses, but we also have the option to pay the lender an amount equal to the total unpaid loan principal (i.e., without applying the coverage percentage), delinquent interest and other expenses incurred with the default and foreclosure, and acquire title to the property. If a property is sold by the lender to a third party with our approval, the claim amount may be reduced or eliminated. We work closely with lenders who identify and monitor delinquent borrowers. When a delinquency cannot be cured through basic collections, we have the right to approve loan modifications and seek the cooperation of servicers in modifying the terms and conditions of delinquent mortgage loans so as to enable borrowers to stay in their homes and avoid foreclosure, thereby potentially reducing our claims. We have granted loss mitigation delegation to servicers whereby they perform loss mitigation efforts on our behalf. Moreover, the Consumer Financial Protection Bureau’s (“CFPB”) mortgage servicing rule obligates servicers to engage in loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or efforts to sell the property thereby potentially reducing claim amounts to us.
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
From time to time, we enter into agreements with policyholders to accelerate claims and negotiate agreed upon payment amounts for claims on an identified group of delinquent loans. In exchange for our accelerated claim payment, mortgage insurance is cancelled and we are discharged from any further liability on the identified loans.
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
Competition
Our principal sources of competition are U.S. federal and state government agencies and other private mortgage insurers. We also compete with mortgage lenders and other investors, the GSEs, structured transactions in the capital markets, reinsurers and with other financial instruments designed to mitigate credit risk.
U.S. federal and state governmental agencies
. We and other private mortgage insurers compete for flow mortgage insurance business directly with U.S. federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”) and the U.S. Department of Veterans Affairs (“VA”). In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from certain local- and state-level housing finance agencies.
Private mortgage insurers.
The U.S. private mortgage insurance industry remains highly competitive. There are currently six active mortgage insurers, including us.
Mortgage lenders, the GSEs, reinsurers and other participants in the mortgage finance industry.
We have experienced competition in recent years from various participants in the mortgage finance industry including loan originators, the GSEs, investment banks and other purchasers of interests in mortgages as well as reinsurers and other participants in the capital markets. Competition from lenders has been in the form of self-insurance or origination of simultaneous second mortgages used to bring the loan-to-value ratio of a first mortgage below the level where mortgage insurance is required by the GSEs. The GSEs have continued to enter into risk sharing transactions with financial institutions other than mortgage insurers designed to reduce the risk of their mortgage portfolios partly in response to their conservator, the Federal Housing Finance Agency (“FHFA”). Third-party reinsurers have historically entered into transactions with mortgage insurers, including with our U.S. mortgage insurance subsidiaries, pursuant to which the third-party reinsurer assumes mortgage insurance risk for a fee. We may also compete with structured transactions in the capital markets and other financial instruments designed to mitigate the risk of mortgage defaults, such as credit default swaps and credit linked notes.

Australia Mortgage Insurance
We entered the Australian mortgage insurance market in 1997. In 2019, we were a leading provider of mortgage insurance in Australia based upon flow new insurance written.
In May 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), a holding company for our Australian mortgage insurance business, completed an initial public offering (“IPO”) of its common shares and we currently beneficially own approximately 52.0% of the ordinary shares of Genworth Australia through our subsidiaries. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.
Selected financial information and operating performance measures regarding our Australia Mortgage Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Australia Mortgage Insurance segment.”
Products
In Australia, our main products are primary flow mortgage insurance, also known as lenders mortgage insurance (“LMI”), and bulk mortgage insurance, as well as structured insurance transactions where we provide excess of loss cover for bulk portfolios. LMI provides insurance coverage for 100% of the unpaid loan balance, including interest, selling costs and expenses. Residential mortgage loans in Australia are predominantly variable rate loans with 25 to 30 year terms. Lenders remit the single premium to us following settlement of the loan and, generally, either collect the equivalent amount from the borrower at the time the loan proceeds are advanced or capitalize the amount in the loan. Additionally, we are in the process of introducing a periodic or monthly premium option for the flow mortgage insurance product that will have a consistent monthly premium amount for the duration of the policy term, which is expected to cease upon the loan balance reaching a specified loan-to-value ratio based on the original security valuation amount or the borrower refinancing or discharging the loan.
Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. The Australian Prudential Regulation Authority (“APRA”) makes and enforces the regulatory prudential rules which govern authorized deposit-taking institutions (“ADIs”). APRA uses an application of international capital standards issued by the Basel Committee on Banking Supervision (“Basel Committee”), which are collectively termed the Basel framework, that generally allow for reduced capital requirements for high loan-to-value residential mortgage loans if they have been insured by a mortgage insurance company regulated by APRA. APRA’s application of the Basel framework for ADIs uses an internal ratings-based (“IRB”) approach in which the IRB models must be APRA approved. The IRB models may or may not allocate capital credit for LMI. We do not believe that the IRB ADIs currently benefit from an explicit reduction in their capital requirements for mortgage loans covered by mortgage insurance. APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk. APRA’s insurance authorization conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.
We also provide bulk mortgage insurance in Australia mainly to APRA-regulated lenders that intend to securitize Australian residential loans they have originated. Bulk mortgage insurance serves as an important source of credit enhancement for the Australian securitization market, and our bulk coverage is generally purchased for low loan-to-value, seasoned loans, and accounted for approximately 11% of new insurance written in our Australian mortgage insurance business for the year ended December 31, 2019.
Underwriting and pricing
Loan applications for all flow loans we insure in Australia are reviewed by us or approved lenders under delegated underwriting authority to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. We employ internal scoring models in the underwriting process and use risk rules models to enhance the underwriter’s ability to evaluate the loan risk and make consistent underwriting decisions. We also use automated decision models to assess, and in some cases approve, flow mortgage insurance loans. Additional tools used by our mortgage insurance business in Australia include automated valuation models to evaluate property risk and fraud application prevention and management tools. When underwriting bulk mortgage insurance transactions, we evaluate characteristics of the loans in the portfolio and examine loan files on a sample basis.
Our delegated underwriting program, in which loan applications for flow mortgage insurance are reviewed by employees of qualified mortgage lender customers who underwrite loan applications for mortgage insurance, permits approved lenders to commit to us insure loans using underwriting guidelines we have previously approved. We have established a quality assurance system to review delegated underwritten loans to ensure compliance with the approved underwriting guidelines, operational procedures and master policy requirements. Our business review teams request and review samples (statistically valid and/or stratified) of performing loans. Once a quality assurance review has been completed, our business review teams summarize and evaluate their findings against policy. In addition, we process all policies approved under a delegated model through our decisioning engine, which incorporates policy and scoring rules to provide further insight into the lenders’ underwriting quality. If we identify instances of non-compliance with the established delegation criteria or if the lender fails to meet the quality assurance benchmarks, we work with the lender to develop appropriate corrective actions.
We regularly evaluate our new business risk profile, which includes reviewing underwriting guidelines and product restrictions, reducing new business in geographic areas we believe are more economically sensitive and if deemed prudent, terminate commercial relationships as a result of weaker business performance. We have also increased prices for certain products based on periodic reviews of performance, with a focus on higher risk segments.
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
After a delinquency is reported to us, or after a claim is received, for lenders that do not have claims coverage commitment or have failed to qualify for their claims coverage commitment, we review, and where appropriate conduct further investigations, to determine if there has been an event of underwriting non-compliance, non-disclosure of relevant information or any misrepresentation of information provided during the underwriting process. Our master policies provide that we may rescind coverage if there has been any failure to comply with agreed underwriting criteria or in the event of fraud or misrepresentation involving the lender or an agent of the lender. However, some lenders have claims coverage commitment, under which we are obligated to pay the claim provided certain conditions are met. Such conditions include but are not limited to, meeting minimum aggregate quality assurance benchmarks, minimum loan performance periods and compliance with other conditions contained in the master policy. Irrespective of the claims coverage commitment, we may also curtail or rescind coverage if we identify instances of extensive damage to the property, mismanagement of the claims management processes or other systemic failures in the lenders’ systems, processes or controls. If such issues are identified, the claim or delinquent loan file is reviewed to determine the appropriate action, including potentially reducing the claim amount to be paid or rescinding the coverage. Generally, the issues we have initially identified are reviewed with the lender and the lender has an opportunity to provide further information or documentation to resolve the issue.

We also review a group or portfolio of insured loans if we believe there may be systemic misrepresentations or non-compliance issues. If such issues are detected, we generally will work with the lender to develop an agreed settlement with respect to the group of loans identified. Additionally, we may pursue recoveries from borrowers for paid claims within the time period permitted by law and use third-party collection agencies to assist in these recoveries.
Distribution and customers
We maintain a dedicated commercial function that promotes our mortgage insurance products in Australia to lenders and mortgage originators.
There is concentration among a small group of banks that write most of the residential mortgage loans in Australia. We maintain strong relationships within the major bank and regional bank channels, as well as building societies, credit unions and non-bank mortgage originators. The four largest mortgage originators in Australia provide the majority of the financing for residential mortgages in that country. Our mortgage insurance business in Australia is concentrated in a small number of key customers. For instance, for the year ended December 31, 2019, our largest customer represented approximately 57% of gross written premiums. In October 2019, we renewed our supply and service contract with this customer, effective January 1, 2020, for a term of three years. In November 2018, we entered into a new contract with our second largest customer, effective November 21, 2018, with a term of two years and the option to extend for an additional year at the customer’s discretion. This customer represented approximately 11% of our gross written premiums for the year ended December 31, 2019. No other customer represented 10% or more of gross written premiums in 2019.
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
Competition
The Australian flow mortgage insurance market is primarily served by us and one other private mortgage insurance company, as well as certain lender-affiliated captive mortgage insurance companies. In addition, some lenders self-insure certain high loan-to-value mortgage risks. On January 17, 2019, APRA authorized a third private mortgage insurance company to conduct business in Australia, but the additional competitor did not have a significant impact on our market share during the year ended December 31, 2019.
We compete primarily based upon our reputation for high quality customer service, meeting customer service-level agreements for decision making on insurance applications, strong underwriting expertise and flexibility in terms of product development and provision of support services.
U.S. Life Insurance
Through our U.S. Life Insurance segment, we offer long-term care insurance products. In 2016, we suspended sales of our traditional life insurance and fixed annuity products; however, we continue to service our existing retained and reinsured blocks of business.
On April 1, 2017, we acquired a North Carolina domiciled life insurance company, Securitas Financial Life Insurance Company, which we renamed Genworth Insurance Company, for a net purchase price of $5 million. During 2019, 2018 and 2017, we contributed capital of $5 million, $6 million and $11 million, respectively, to this company. We plan to offer new business from this life insurance company following the completion of the China Oceanwide transaction.

Selected financial information and operating performance measures regarding our U.S. Life Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Life Insurance segment.”
Long-term care insurance
We established ourselves as a leader in long-term care insurance over 40 years ago and remain a leading insurer. We believe our experience, hedging strategies and reinsurance reduce some of the risks associated with these products.
Products
Our individual and group long-term care insurance products provide defined levels of protection against the significant costs of long-term care services provided in the insured’s home or in assisted living or nursing facilities. In contrast to health insurance, long-term care insurance provides coverage for skilled and custodial care provided outside of a hospital or health-related facility. Given our low financial strength ratings, our ability to sell long-term care insurance products is very limited; however, we continue to evaluate new products and market trends to meet consumer needs.
In-force rate actions
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force rate action filings, we received 116 filing approvals from 29 states in 2019, representing a weighted-average increase of 41% on approximately $817 million in annualized in-force premiums, or approximately $334 million of incremental annual premiums. We also submitted 98 new filings in 37 states in 2019 on approximately $975 million in annualized in-force premiums.
As of December 31, 2019, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana. We would consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force policies. We will also consider litigation against states that decline actuarially justified rate increases. As of December 31, 2019, we were in litigation with one state that has refused to approve actuarially justified rate increases.
The approval process for in-force rate actions and the amount and timing of the premium rate increases and associated benefit reductions approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take a significant amount of time, and the approved amount may be phased in over time. After approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time. For certain risks related to our long-term care insurance business and in-force rate increases, see “Item 1A—Risk Factors—Our financial condition, results of operations, long-term care insurance products and/or our reputation in the market may be adversely affected if we are unable to implement premium rate increases and associated benefit reductions on our in-force long-term care insurance policies by enough or quickly enough; and the premium rate increases and associated benefit reductions currently being implemented, as well as any future in-force rate actions, may lower product demand.”
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
Pricing
The overall financial performance of our long-term care insurance business depends primarily on the accuracy of our pricing assumptions, including for morbidity and mortality experience, persistency and investment yields. We tailor pricing based on segmented risk categories, including couples, gender, medical history and other factors. Financial performance on policies issued without the full benefit of this experience has been worse than initially assumed in pricing of these policies.
Distribution
Prior to 2019, we distributed our individual long-term care insurance products primarily through appointed independent producers; however, effective March 2019, we no longer distribute these products through independent producers. Given our low sales volume, there has been no significant impact from this change. We currently distribute our group long-term care insurance products through employer groups and our individual long-term care insurance products direct to consumers through our internal sales team. However, we expect future sales to be very limited given our current ratings.
Competition
Competition in the long-term care insurance industry is primarily from a limited number of insurance companies. We expect continued changes in the competitive landscape of the long-term care insurance market as well as our low financial strength ratings to impact our future sales levels.
Life insurance
Life insurance products provide protection against financial hardship after the death of an insured. Some of these products also offer a savings element that can help accumulate funds to meet future financial needs. We previously sold traditional life insurance product offerings including universal and term life insurance. We also previously sold an index universal life insurance product and linked-benefit products, combining a universal life insurance contract with a long-term care insurance rider. We continue to hold in-force blocks of these products, as well as in-force blocks of term universal life and whole life insurance.
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
Fixed indexed annuities provide an annual crediting rate that is based on the performance of a defined external index rather than a rate that is declared by the insurance company. The external indices we use are the S&P 500
®
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
Runoff
The Runoff segment includes the results of products which have not been actively sold since 2011, but we continue to service our existing blocks of business. These products primarily include variable annuity, variable life insurance and corporate-owned life insurance, as well as funding agreements. We explore periodic issuances of funding agreements for asset-liability management and liquidity purposes.
Selected financial information and operating performance measures regarding our Runoff segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Runoff segment.”
Corporate and Other Activities
Our Corporate and Other activities include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations. We have a presence in the private mortgage insurance market in Mexico and maintained a license in South Korea through the end of 2017. In January 2018, we terminated our license in South Korea. We are also a minority shareholder of a joint venture partnership in India that offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. The financial impact of this joint venture was minimal during 2019, 2018 and 2017.
On December 12, 2019, we sold Genworth Canada to Brookfield for approximately $1.7 billion in net cash proceeds. This business was reported as discontinued operations and its financial position, results of operations and cash flows were separately reported for all periods presented. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

Selected financial information regarding our Corporate and Other activities is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other Activities.”
International Operations
Our total revenues attributable to international operations for the years ended December 31, 2019 and 2018 were approximately $394 million and $431 million, respectively. For the year ended December 31, 2017, we decreased earned premiums by $468 million in our Australia mortgage insurance business as a result of our annual premium earnings pattern review. This decrease to earned premiums resulted in negative total revenues for our international operations in 2017. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Unearned Premiums” for additional information regarding our 2017 premium earnings pattern review in our Australia mortgage insurance business. More information regarding our international operations and revenue in our largest countries is presented in note 19 to the consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”
Risk Management
Risk management is a critical part of our business. We have an enterprise risk management framework that includes risk management processes relating to economic capital analysis, strategic initiatives and risks (including emerging and/or disruptive risks), product development and pricing, management of in-force business, including certain mitigating strategies and claims risk management, credit risk management, asset-liability management, liquidity management, investment activities (including derivatives), model risk management, portfolio diversification, underwriting and loss mitigation, financial databases and information systems, information technology risk management, data security and cybersecurity, business acquisitions and dispositions, operational risk assessment capabilities and overall operational risk management.
We have identified the following as the most significant risk types to our business: credit risk, market risk, insurance risk, housing risk, strategic risk, operational risk, model risk and information technology risk. Related to these identified risk types, we have classified our top risks and frequently report these risks to both senior management and the risk committee of our Board of Directors. In addition, we have developed a process and models to identify and manage emerging risks, that seek to quantify and calibrate all risks in their probability of occurrence.
Our risk management framework includes seven key components: risk type key attributes (to ensure full coverage); identification of risk exposures to identify top risks; business strategy and planning; governance; risk quantification (both qualitative and quantitative); risk appetite; and stress testing. Our risk management framework also includes an assessment and implementation of company and business risk appetites, the identification and assessment of risks, a proactive decision process to determine which risks are acceptable to be retained (based on risk and reward considerations, among other factors) and the ongoing management, monitoring and reporting of material risks.
Our risk management practices are an important component in the management of our legacy U.S. life insurance product lines, including in-force blocks of long-term care and life insurance and fixed annuity products. We continue to pursue significant premium rate increases and associated benefit reductions on our older generation long-term care insurance in-force block. In support of this initiative, we have developed processes that include experience studies to analyze emerging experience, reviews of in-force product performance, an assumption review process, and comprehensive monitoring and reporting. In connection with these processes, our risk management team works closely with the U.S. life insurance business to enhance proper governance and to better align the development of assumptions with the identified risks. In addition, the business has been focused on enhancing the effectiveness of its claims processes as it relates to its long-term care insurance business.

As part of our evaluation of overall in-force product performance, new product initiatives and risk mitigation alternatives, we monitor regulatory and rating agency capital models as well as internal economic capital models to determine the appropriate level of risk-adjusted capital required. We utilize our internal economic capital model and a stress testing framework to assess the risk of loss to our capital resources based upon the portfolio of risks we underwrite and retain and upon our asset and operational risk profiles. Our commitment to risk management involves the ongoing review and expansion of internal risk management capabilities with a focus on improving infrastructure and modeling.
Product development and management
Our risk management process is also involved in the development and introduction of new products and services. We have established a product development process that specifies a series of required analyses, reviews and approvals for any new product. Significant product introductions, measured either by volume, level or type of risk, require approval by our senior management team at either the business or enterprise level. We also use a similar process to introduce changes to existing products and to offer existing products in new markets and through new distribution channels.
In addition, we initiate special reviews when a product’s performance fails to meet the indicators we established during that product’s introductory review process. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing or ultimately discontinuing sales of that product. We review our underwriting, pricing, distribution and risk selection strategies on a regular basis in an effort to ensure that our products remain competitive and consistent with our marketing and profitability objectives. For example, in our mortgage insurance businesses, we review the profitability of lender accounts to assess whether our business with these lenders is achieving anticipated performance levels and to identify trends requiring remedial action, including changes to underwriting guidelines, product mix or other customer performance. We adhere to risk management disciplines and aim to leverage these efforts in our distribution and management of our products.
Asset-liability management and other market risks
We maintain segmented investment portfolios for the majority of our product lines. This enables us to perform an ongoing analysis of the interest rate, foreign exchange, equity, volatility and liquidity risks associated with each major product line, in addition to credit risks for our overall enterprise versus approved limits. We analyze the behavior of our liability cash flows across a wide variety of scenarios, reflecting policy features and expected policyholder behavior. Similarly, we analyze the potential cash flow variability of our asset portfolios across a wide variety of scenarios. We believe this analysis shows the sensitivity of both our assets and liabilities to changes in economic environments and enables us to manage our assets and liabilities more effectively, including but not limited to, investing in assets that have maturities that align more closely with our longer duration liabilities. In addition, we deploy hedging programs to mitigate certain economic risks associated with our assets, liabilities and capital. For example, we partially hedge the equity and interest rate risks in our variable annuity products, as well as interest rate risks in our long-term care insurance products. We also enter into hedging transactions related to foreign exchange risk associated with dividend payments from our international subsidiaries and/or other proceeds from our subsidiaries.
Liquidity management
We monitor the cash and highly marketable investment positions in each of our operating companies against operating targets that are designed to ensure that we will have the cash necessary to meet our obligations as they come due. This includes a focus on each legal entity and stress testing related to liquidity, obligations, assets and collateral requirements. The targets are set based on stress scenarios that have the effect of increasing our expected cash outflows and decreasing our expected cash inflows. In addition, we monitor the ability of our operating companies to provide the dividends needed to meet the cash needs of our holding companies and analyze the impact of reduced dividend levels and other potential factors under stress scenarios that may impact the liquidity priorities of our holding companies, in particular Genworth Holdings (the issuer of our outstanding debt). For example, given the performance of our U.S. life insurance businesses, dividends will not be paid by these businesses for the foreseeable future.
Portfolio diversification and investments
We use new business and in-force product limits to manage our risk concentrations and to manage product, business, geographic and other risk exposures. We manage unique product exposures in our business segments. For example, in managing our mortgage insurance risk exposure, we monitor geographic concentrations in our portfolio and the condition of housing markets in each major area of the countries in which we operate. We also monitor fundamental price indicators and factors that affect home prices and their affordability at the national and regional levels.
In addition, our assets are managed within limitations to control credit risk and to avoid excessive concentration in our investment portfolio using defined investment and concentration guidelines that help ensure disciplined underwriting and oversight standards. We seek diversification in our investment portfolio by investing in multiple asset classes and limiting the size of exposures. The portfolios are tailored to match, as closely as possible, the cash flow characteristics of our liabilities. We actively monitor exposures, changes in credit characteristics and shifts in markets.
We utilize surveillance and quantitative credit risk analytics to identify concentrations and drive diversification of portfolio risks with respect to issuer, sector, rating and geographic concentration. Issuer credit limits for the investment portfolios of each of our businesses (based on business capital, portfolio size and relative issuer cumulative default risk) govern and control credit concentrations in our portfolio. Derivatives counterparty risk and reinsurer credit exposure are integrated into issuer limits as well. We also limit and actively monitor country and sovereign exposures in our global portfolio and evaluate and adjust our risk profiles, where needed, in response to geopolitical and economic developments in the relevant areas. We also pay close attention to investment exposures by each significant subsidiary and undertake stress testing associated with potential needs for asset sales due to liability withdrawals, collateral posting requirements or other obligations.
Underwriting and loss mitigation
Underwriting guidelines for all products are routinely reviewed and adjusted as necessary with the aim of providing policyholders with the appropriate premium and benefit structure. We have separate underwriting units in our businesses that develop ongoing processes to assess the effectiveness of underwriting guidelines against original pricing assumptions and any impacts to actual product performance and profitability. We seek external reviews from the reinsurance and consulting communities and utilize their experience to calibrate our risk taking to expected outcomes.
Our risk and loss mitigation activities include ensuring that new policies are issued based on accurate information and that policy benefit payments are paid in accordance with the policy contract terms. We also have quality assurance programs that test policies and products to assess whether established underwriting guidelines are followed.
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

We use technology, in some cases proprietary technology, to manage variations in our underwriting process. For example, in our mortgage insurance businesses, we use borrower credit bureau information, proprietary mortgage scoring models and/or our extensive database of mortgage insurance experience along with external data including rating agency data to evaluate new products and portfolio performance. In the United States, our proprietary mortgage scoring models use the borrower’s credit score and additional data concerning the borrower, the loan and the property, including but not limited to: loan-to-value ratio; loan type; loan amount; property type; occupancy status and borrower employment, to predict the likelihood of having to pay a claim. In addition, our models take into consideration macroeconomic variables such as unemployment, interest rate and home price changes. We believe assessing housing market and mortgage loan attributes across a range of economic outcomes enhances our ability to manage and price for risk. We perform portfolio analysis on an ongoing basis to determine if modifications are required to our product offerings, underwriting guidelines or premium rates.
Model risk management
We rely extensively on complex models to calculate the value of assets and liabilities (including reserves), capital levels and other financial metrics, as well as for other purposes. We have a model risk management framework in place that is designed to ensure model risks are appropriately identified, appropriate governance is in place, key models are maintained, model validation programs exist (that include relevant model issues and remediation plans, if necessary) and model risk is reported to management and our Board of Directors on a timely basis. Independent model validation teams assess on a systematic basis the appropriate use of models, taking into account the risks associated with assumptions, algorithms and process controls supporting the use of the models. See “Item 1A—Risk Factors—If the models used in our businesses are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse impact on our business, results of operations and financial condition.”
Strategic risks and business dispositions
When we consider a disposition of a block/book of business or entity, we use various business, financial and risk management disciplines to evaluate the merits of the proposals and assess its strategic fit with our current business model. We have a review process that includes a series of required analyses, reviews and approvals similar to those employed for new product introductions. We also evaluate risks associated with strategic options under consideration. As part of our strategic risk assessment, we also identify, manage and report on emerging risks and disruptive risks that may impact the current, or future, liabilities of certain business model assumptions.
Operational risk management
We have risk management programs in place to review the ongoing operation of our businesses in the event of loss or other adverse consequences on business outcomes resulting from inadequate or failed internal processes, people and systems or from external events. We provide risk assessments, together with control reviews, to provide an indication as to how the risks need to be managed. Significant events impacting our businesses are assessed in terms of their impact on our risk profile. Controls are used to mitigate or minimize the consequence of the risk in the event of its occurrence. Investigative teams are maintained in our various locations to address potential operational risk incidents from both internal and external sources.
Information technology risk management
Technology continues to expand and plays an ever increasing role in our business. To help mitigate some of the rising levels of risk, in 2018 we identified information technology risk management as a separate risk type, developed an information technology risk management framework similar to that utilized by all other risk types, and have continued to dedicate more time and resources to this risk area. We have established an independent risk profile for information technology and routinely report our assessments to the risk committee of our Board of Directors. Our internal audit department works closely with our risk management team on audit planning, audit findings and overall adherence to our information technology programs and procedures. This collaborative effort seeks to mitigate some of the growing threats in our information technology environment.
Information security
Technology plays a critical role in our business operations. To protect the confidentiality, integrity and availability of our technology infrastructure and information, we leverage the operational risk and technology risk management programs to identify, monitor and manage risk.
Information security is a subset of information technology risk management and involves the protection of information assets against unacceptable risks and cybersecurity threats. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. These information assets play a vital role in our business conduct. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, a concerted effort must be made to protect that information. Confidentiality, integrity and availability of information are essential to maintaining our reputation, legal position and ability to conduct our operations. Various regulatory bodies have also been increasing their focus on information security and overall information technology management. We strive to adhere to high standards of information security governance, treating information security as a critical business issue and creating a security-conscious environment. We also strive to demonstrate to our customers and third parties that we deal with information security in a proactive manner and apply fundamental principles, such as assuming ultimate responsibility for information security, implementing controls and cybersecurity programs that are proportionate to risk. We have attempted to design our cybersecurity program to protect and preserve the confidentiality, integrity and availability of data and systems, although there can be no assurances that our cybersecurity program will be effective. See “Item 1A—Risk Factors—Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our financial condition and results of operations” for a discussion of the risks relating to information security.
Operations and Technology
Service and support
In our mortgage insurance businesses, we have introduced technology enabled services to help our customers (lenders and servicers) as well as our consumers (borrowers and homeowners). Technology advancements have allowed us to reduce application approval turn-times and error rates and to enhance our customers’ ease of doing business with us. Through our secure internet-enabled information systems and data warehouses, servicers can transact business with us in a timely manner. In the United States, proprietary decision models have helped generate loss mitigation strategies for distressed borrowers. Our models use information from various third-party sources, such as consumer credit agencies, to indicate borrower willingness and capacity to fulfill debt obligations. Identification of specific borrower groups that are likely to work their loans out allows us to create custom outreach strategies to achieve a favorable loss mitigation outcome.
Operating centers
We have established scalable, low-cost operating centers in Virginia and North Carolina. In addition, through an arrangement with an outsourcing provider, we have a team of professionals in India and the Philippines who provide a variety of services primarily to our U.S. life insurance businesses and certain corporate functions, including data entry, transaction processing and functional support.

Reinsurance
We reinsure a portion of our annuity, life insurance, long-term care insurance and mortgage insurance with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We participate in reinsurance activities in order to minimize exposure to significant risks, limit losses, and provide additional capacity for future growth. We also obtain reinsurance to meet certain capital requirements, including sometimes utilizing intercompany reinsurance agreements to manage our statutory capital positions. However, these intercompany agreements do not have an effect on our consolidated U.S. generally accepted accounting principles (“U.S. GAAP”) financial statements.
We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess of loss or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers were $17.1 billion and $17.3 billion as of December 31, 2019 and 2018, respectively.
We focus on obtaining reinsurance from a diverse group of reinsurers. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers at least annually.
U.S. Life Insurance
Our U.S. life insurance subsidiaries have established standards and criteria for our use and selection of reinsurers. In order for a new reinsurer to participate in our current program, without collateralization, we require the reinsurer to have a Standard & Poor’s Financial Services, LLC (“S&P”) rating of “A-” or better or a Moody’s Investors Service, Inc. (“Moody’s”) rating of “A3” or better and a minimum capital and surplus level of $350 million. If the reinsurer does not have these ratings, we generally require them to post collateral as described below. In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk. Typically, in such cases, the reinsurer must either maintain minimum specified ratings and risk-based capital (“RBC”) ratios or provide the specified quality and quantity of collateral. Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements. We have been required to post collateral when purchasing books of business.
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

The following table sets forth our exposure to our principal reinsurers in our U.S. life insurance subsidiaries as of December 31, 2019:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$13,752
RGA Reinsurance Company	1,564
General Reinsurance Corporation	492
Riversource Life Insurance Company	440
Munich American Reassurance Company	332

(1)	We have several significant reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, General Electric Company (“GE”), which results in a significant concentration of reinsurance risk. UFLIC’s obligations to us are secured by trust accounts. See note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

In addition to reinsuring mortality risk on our life insurance products, we have executed external reinsurance agreements to reinsure 20% of all sales of our individual long-term care insurance products that have been introduced since early 2013. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also have external reinsurance on some older blocks of long-term care insurance business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. The 15-year coverage on the policies written in 2003 expired in 2018; therefore, any new claims will not have reinsurance coverage under this treaty.
U.S. Mortgage Insurance
We reinsure a portion of our U.S. mortgage insurance risk in order to obtain credit towards the financial requirements of the GSEs’ private mortgage insurer eligibility requirements (“PMIERs”). The reinsurance coverage is provided by a panel of reinsurance partners each currently rated “A-” or better by S&P or A.M. Best Company, Inc. (“A.M. Best”). The transactions are structured as excess of loss coverage where both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception. Each reinsurance treaty has a term of 10 years and grants to Genworth a unilateral right to commute prior to the full term, subject to certain performance triggers.
On November 25, 2019, our U.S. mortgage insurance business obtained $303 million of fully collateralized excess of loss reinsurance coverage from Triangle Re 2019-1 Ltd. (“Triangle Re”) on a portfolio of existing mortgage insurance policies written from January 2019 through September 2019. Triangle Re financed the reinsurance coverage by issuing mortgage insurance-linked notes in an aggregate amount of $303 million to unaffiliated investors. The notes are non-recourse to us and our affiliates.
Reinsurance transactions, including the transaction with Triangle Re discussed above, provided an aggregate of approximately $870 million of PMIERs capital credit as of December 31, 2019.
Australia Mortgage Insurance
In our mortgage insurance business in Australia, all of the reinsurance treaties that cover its flow insurance business are on an excess of loss basis that are designed to attach under stress loss events and are renewable (with the agreement of both us and the relevant reinsurers) on a periodic basis. As of December 31, 2019, our Australian mortgage insurance business had five excess of loss treaties, all with a one-year base term with options to extend for five to nine years, with an aggregate coverage limit of AUD$800 million. This coverage is provided by approximately 20 reinsurance partners, each currently rated “A-” or better by S&P and/or A.M. Best. All of the treaties qualify for full capital credit offset within APRA’s regulatory capital requirements. In early 2018, our mortgage insurance business in Australia also obtained reinsurance on a quota-share basis for a structured insurance transaction where it is in a secondary loss position.
For additional information related to reinsurance, see note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”
Ratings
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
As of February 18, 2020, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P and Moody’s as follows:

Company	S&P rating	Moody’s rating
Genworth Mortgage Insurance Corporation	BB+ (Marginal)	Baa3 (Adequate)
Genworth Financial Mortgage Insurance Pty Limited (Australia) (1)	A (Strong)	N/A

(1)	Also rated “A+” by Fitch Ratings, Inc. (“Fitch”).

As of February 18, 2020, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and A.M. Best as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	B-(Weak)	B3 (Poor)	C++ (Marginal)
Genworth Life and Annuity Insurance Company	B-(Weak)	B1 (Poor)	B (Fair)
Genworth Life Insurance Company of New York	B-(Weak)	B3 (Poor)	C++ (Marginal)

The financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.
S&P states that an insurer rated “A” (Strong) has strong financial security characteristics that outweigh any vulnerabilities and is highly likely to have the ability to meet financial commitments. Insurers rated “A” (Strong), “BB” (Marginal) or “B” (Weak) have strong, marginal or weak financial security characteristics, respectively. The “A,” “BB” and “B” ranges are the third-, fifth- and sixth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A,” “BB+” and “B-” ratings are the sixth-, eleventh- and sixteenth-highest of S&P’s 21 ratings categories.
Moody’s states that insurance companies rated “Baa” (Adequate) offer adequate financial security and those rated “B” (Poor) offer questionable financial security. The “Baa” (Adequate) and “B” (Poor) ranges are the fourth- and sixth-highest, respectively, of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the groups, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “Baa3,” “B1” and “B3” ratings are the tenth-, fourteenth- and sixteenth-highest, respectively, of Moody’s 21 ratings categories.
A.M. Best states that its “B” (Fair) rating is assigned to companies that have, in its opinion, a fair ability to meet their ongoing insurance obligations while “C++” (Marginal) is assigned to those companies that have, in its opinion, a marginal ability to meet their ongoing insurance obligations. The “B” (Fair) and “C++” (Marginal) ratings are the seventh- and ninth-highest of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”
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
We also solicit a rating from HR Ratings on a local scale for Genworth Seguros de Credito a la Vivienda S.A. de C.V., our Mexican mortgage insurance subsidiary, with a short-term rating of “HR1” and long-term rating of “HR AA.” For short-term ratings, HR Ratings states that “HR1” rated companies are viewed as exhibiting high capacity for timely payment of debt obligations in the short term and maintain low credit risk. The “HR1” short-term rating category is the highest of six short-term rating categories, which range from “HR1” to “HR D.” For long-term ratings, HR Ratings states that “HR AA” rated companies are viewed as having high credit quality and offer high safety for timely payment of debt obligations and maintain low credit risk under adverse economic scenarios. The “HR AA” long-term rating is the second-highest of HR Rating’s eight long-term rating categories, which range from “HR AAA” to “HR D.”
Credit ratings
In addition to the financial strength ratings for our operating subsidiaries, rating agencies also assign credit ratings to the debt issued by our intermediate holding company, Genworth Holdings. These ratings are typically notched lower than the financial strength ratings of our primary operating subsidiaries, reflecting Genworth Holdings’ reliance on dividends from the operating subsidiaries to service its debt obligations. The unsecured debt ratings may be used in evaluating Genworth Holdings’ debt as a fixed-income investment.
Credit ratings may impact our ability to refinance our existing senior unsecured debt or issue new debt and are assigned based on the risk that an entity may not meet its contractual financial obligations as they come due. Rating organizations review the financial performance and credit condition of issuers to provide opinions regarding financial strength, operating performance and the ability to meet debt holder obligations.
As of February 18, 2020, our senior unsecured debt was assigned a credit rating of B (Speculative) by S&P and B2 (Speculative) by Moody’s.
S&P states that an issuer rated “B” (Speculative) is more vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial commitments. The “B” rating is the sixth highest of ten credit rating ranges assigned by S&P, which range from “AAA” to “D.”
Moody’s states that an issuer rated “B” (Speculative) from its Global Rating Scale is considered speculative and is subject to high credit risk. The “B” rating is the sixth highest out of nine credit ratings assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within
the
groups,

with 1 being the highest and 3 being the lowest. Accordingly, the “B2” rating represents the mid-range ranking of a “B” rating.
Ratings actions
On September 6, 2019, A.M. Best downgraded the financial strength rating of GLAIC from “B+” (Good) to “B” (Fair) and downgraded the financial strength ratings of GLIC and GLICNY from “B-” (Fair) to “C++” (Marginal). The downgrades were based largely on A.M. Best’s negative view of the operating performance of our principal life insurance subsidiaries and the further need for premium rate increases in our long-term care insurance business, which A.M. Best believes is uncertain.
On July 1, 2019, S&P revised its ratings criteria for insurance companies. Subsequently, on July 25, 2019, S&P downgraded the financial strength rating of Genworth Financial Mortgage Insurance Pty Limited, our principal Australia mortgage insurance subsidiary, from “A+” (Strong) to “A” (Strong). In addition to the change in criteria, the downgrade was based largely on Genworth Financial Mortgage Insurance Pty Limited’s weakened competitive position in the local market and a lack of diversification as a monoline insurer. Likewise, a decrease in revenues and earnings over the past five years raised concerns over the company’s ability to withstand large shocks, in the view of S&P.
On June 19, 2019, Moody’s upgraded the financial strength rating of GMICO, our principal U.S. mortgage insurance subsidiary, from “Ba1” (Questionable) to “Baa3” (Adequate). The upgrade of GMICO was based on its improving profitability, market position and healthy capital levels in relation to the GSEs’ requirements. Moody’s also confirmed the financial strength rating of GLIC and GLICNY at “B3” (Poor) and downgraded the financial strength rating of GLAIC from “Ba3” (Questionable) to “B1” (Poor). The downgrade of GLAIC was based on continuing earnings volatility and lower margins.
On February 13, 2019, Moody’s affirmed the unsecured debt rating of Genworth Holdings and maintained a negative outlook. Moody’s action was based upon liquidity concerns at Genworth Holdings and our ability to service debt maturities given our then current cash and liquid asset position, along with our modest dividend capacity in relation to our overall debt obligations. Moody’s action was also due to further delays in obtaining regulatory approvals in connection with the completion of the China Oceanwide transaction.
S&P, Moody’s, A.M. Best, Fitch and HR Ratings review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. These and other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis. We do not provide information to agencies issuing unsolicited ratings and we cannot ensure that any agencies that rate our company or our insurance subsidiaries on an unsolicited basis will continue to do so.
For information on adverse rating actions, see “Item 1A—Risk Factors—Adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us.”
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

We use both internal and external asset managers to take advantage of expertise in particular asset classes or to leverage country-specific investing capabilities. We internally manage certain asset classes for our domestic insurance operations, including public government, municipal and corporate securities, structured securities, commercial mortgage loans, privately placed debt securities, equity securities and derivatives. We utilize external asset managers primarily for our Australia mortgage insurance investment portfolio, as well as for select asset classes. Management of our Australia mortgage insurance investment operations is overseen by the investment committees reporting to the board of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets in our Australian mortgage insurance business are managed by unaffiliated investment managers located in Australia. As of December 31, 2019 and 2018, approximately 3% of our invested assets were held by our international businesses and were invested primarily in non-U.S.-denominated securities.
We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds and mortgage-backed and other asset-backed securities. We also hold mortgage loans on commercial real estate and other invested assets, which include derivatives, bank loans, limited partnerships and short-term investments. Investments for our particular insurance company subsidiaries are required to comply with our risk management requirements, as well as applicable insurance laws and regulations.
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

Fixed maturity securities
Fixed maturity securities, which are classified as available-for-sale, including tax-exempt bonds, consisting principally of publicly traded and privately placed debt securities, represented 81% and 82%, respectively, of total cash, cash equivalents, restricted cash and invested assets as of December 31, 2019 and 2018.
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

	December 31,
(Amounts in millions)	2019			2018
	Amortized	Fair	% of	Amortized	Fair	% of
NRSRO designation	cost	value	total	cost	value	total
Public fixed maturity securities
AAA	$8,771	$10,160	24%	$9,369	$10,031	25%
AA	3,139	3,536	8	3,474	3,608	9
A	10,386	12,315	29	10,436	11,177	28
BBB	13,398	15,041	36	13,143	13,306	35
BB	959	1,040	3	1,180	1,149	3
B	41	44	—	97	93	—
CCC and lower	12	26	—	14	25	—

Total public fixed maturity securities	$36,706	$42,162	100%	$37,713	$39,389	100%

Private fixed maturity securities
AAA	$1,471	$1,536	8%	$1,506	$1,531	9%
AA	2,093	2,235	12	1,964	1,994	12
A	4,799	5,182	29	4,626	4,670	29
BBB	7,755	8,305	46	7,290	7,216	45
BB	800	844	5	760	733	5
B	76	73	—	61	54	—
CCC and lower	—	2	—	—	2	—

Total private fixed maturity securities	$16,994	$18,177	100%	$16,207	$16,200	100%

Total fixed maturity securities
AAA	$10,242	$11,696	19%	$10,875	$11,562	21%
AA	5,232	5,771	10	5,438	5,602	10
A	15,185	17,497	29	15,062	15,847	29
BBB	21,153	23,346	39	20,433	20,522	37
BB	1,759	1,884	3	1,940	1,882	3
B	117	117	—	158	147	—
CCC and lower	12	28	—	14	27	—

Total fixed maturity securities	$53,700	$60,339	100%	$53,920	$55,589	100%

Based upon fair value, public fixed maturity securities represented 70% and 71%, respectively, of total fixed maturity securities as of December 31, 2019 and 2018. Private fixed maturity securities represented 30% and 29%, respectively, of total fixed maturity securities as of December 31, 2019 and 2018.
We diversify our corporate securities by industry and issuer. As of December 31, 2019, our combined holdings in the 10 corporate issuers to which we had the greatest exposure was $2.3 billion, which was approximately 3% of our total cash, cash equivalents, restricted cash and invested assets. The exposure to the largest single corporate issuer held as of December 31, 2019 was $338 million, which was less than 1% of our total cash, cash equivalents, restricted cash and invested assets. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on diversification by sector.
We do not have material unhedged exposure to foreign currency risk in our invested assets. In our international insurance operations, both our assets and liabilities are generally denominated in local currencies. For certain invested assets in our international insurance operations that are denominated in currencies other than their respective local currency, we have effectively hedged the exposure to foreign currency risk.
Further analysis related to our investments portfolio as of December 31, 2019 and 2018 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments.”
Commercial mortgage loans, equity securities and other invested assets
Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. Commercial mortgage loans are primarily stated at principal amounts outstanding, net of deferred expenses and allowance for loan losses. We diversify our commercial mortgage loans by both property type and geographic region. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on distribution across property type and geographic region for commercial mortgage loans, as well as information on our interest in equity securities.
See note 5 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on our derivative instruments. Selected financial information regarding our other invested assets as of December 31, 2019 and 2018 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments.”
Regulation
Our businesses are subject to extensive regulation and supervision.
General
Our insurance operations are subject to a wide variety of laws and regulations. U.S. state insurance laws and regulations (“Insurance Laws”) regulate most aspects of our U.S. insurance businesses, and our U.S. insurers are regulated by the insurance departments of the states in which they are domiciled and licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Our insurance products and businesses also are affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions. Our securities operations, including our insurance products that are regulated as securities, such as variable annuities and variable life insurance, also are subject to U.S. federal and state and non-U.S. securities laws and regulations. The U.S. Securities and Exchange Commission (“SEC”), U.S. Financial Industry Regulatory Authority (“FINRA”), state securities authorities and similar non-U.S. authorities regulate and supervise these products.

The primary purpose of the Insurance Laws regulating our insurance businesses and their equivalents in the other countries in which we operate, and the securities laws affecting our variable annuity products, variable life insurance products and our broker/dealer, is to protect our policyholders, contractholders and clients, not our stockholders. These laws and regulations are regularly re-examined and any changes to these laws or new laws may be more restrictive or otherwise adversely affect our operations.
Insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general or their non-U.S. equivalents) periodically make inquiries regarding compliance with insurance, securities and other laws and regulations, and we cooperate with such inquiries and take corrective action when warranted.
Our distributors and institutional customers also operate in regulated environments. Changes in the regulations that affect their operations may affect our business relationships with them and their decisions to distribute or purchase our subsidiaries’ products.
In addition, the Insurance Laws of our U.S. insurers’ domiciliary jurisdictions and the equivalent laws in Australia and certain other jurisdictions in which we operate require that a person obtain the approval of the applicable insurance regulator prior to acquiring control, and in some cases prior to divesting its control, of an insurer. These laws may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our stockholders might consider desirable.
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
The Insurance Laws applicable to us or our U.S. insurers are described below. Our U.S. mortgage insurers are also subject to additional Insurance Laws applicable specifically to mortgage insurers discussed below under “—Mortgage Insurance Regulation.”
Insurance holding company regulation
Our primary U.S. insurance companies are domiciled in the following states: Delaware, New York, North Carolina and Virginia and (except for our captive insurers) they are required to register as members of an insurance holding company system under their domiciliary state’s insurance holding company act. They are also required to submit annual reports to the state insurance regulatory authority identifying the members of the insurance holding company system and describing certain transactions between the insurer and any member of its insurance group that may materially affect the operations, management or financial condition of the insurers within the system. All transactions between an insurer and an affiliate must be fair and reasonable, and certain transactions are subject to prior approval by the state insurance regulator. In addition, most states have adopted insurance regulations setting forth detailed requirements for cost sharing and management agreements between an insurer and its affiliates.

Our U.S. insurers’ ability to pay dividends or other distributions is regulated by their domiciliary state insurance regulators. In general, our U.S. insurers may pay dividends only from earned surplus under Insurance Laws and may not pay an “extraordinary” dividend or distribution without prior regulatory approval. In general our U.S. life insurers’ domiciliary states define an “extraordinary” dividend or distribution as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:
•	10% of the insurer’s policyholder surplus as of the immediately prior year end or
•	the statutory net gain from the insurer’s operations during the prior calendar year.
In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurers to group affiliates (such as payments under a tax sharing agreement or for employment or other services) if they determine that such payment could be adverse to our policyholders or contractholders.
Acquisition of control of a U.S. insurer requires the prior approval of the insurer’s domiciliary state insurance regulator. The domiciliary states of our U.S. insurers also require prior notice of a divestiture of control. Control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer or any parent company of the insurer. The commissioner’s approval of an application to acquire control of an insurer is generally based on the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. Certain other states where the U.S. insurer is licensed require the applicant to submit a filing with respect to the acquisition’s impact on competition in the state. These provisions may not require acquisition approval but can lead to imposition of conditions on an acquisition that could delay or prevent its consummation.
The Insurance Laws require that an insurance holding company system’s ultimate controlling person annually submit to the holding company group’s lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.
Most states have adopted the National Association of Insurance Commissioners’ (“NAIC”) Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”) which requires an insurer to regularly undertake a confidential internal assessment of material and relevant risks (the “ORSA”) and upon the insurance regulator’s request, submit a confidential high-level summary assessment of the material and relevant risks associated with an insurer or insurance group’s current business plan and the sufficiency of capital and liquidity resources to support those risks (the “ORSA Summary Report”). Under ORSA, we are required to:
•	annually and/or any time when there are significant changes to the risk profile of the insurer or the insurance group, conduct an ORSA to assess the adequacy of our risk management framework, including enhancements and updates to such framework, and current and estimated projected future solvency position;
•	internally document the process and results of the assessment; and
•	provide a confidential high-level ORSA Summary Report to our lead domiciliary state, Virginia, and make such report available, upon request, to other domiciliary state regulators within the holding company group.
NAIC model laws and regulations regarding insurance group governance, risk assessment and regulatory supervision became state accreditation standards in January 2020. The NAIC Corporate Governance Annual Disclosure Model Act and Corporate Governance Annual Disclosure Model Regulation (the “Corporate Governance Model Act and Regulation”) require insurers to provide detailed information regarding their corporate governance practices to their lead state and/or domestic regulator. Amendments to the NAIC Holding Company System Model Act authorize U.S. regulators to lead or participate in certain international insurance groups. The NAIC Holding Company Amendments became effective as an accreditation requirement on January 1, 2020. To date, the NAIC Holding Company Amendments has been adopted in all of our primary domiciliary states (Delaware, North Carolina, and Virginia), other than New York.
During 2014, the NAIC approved a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions. Among other things, the framework calls for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement it, other than to refer to the revised NAIC Accounting Practices and Procedures Manual, which included the new requirements of AG 48. In December 2016, the NAIC adopted a revised version of AG 48 (“Updated AG 48”), with revisions applicable to new policies issued and new reinsurance transactions entered into on or after January 1, 2017. AG 48 and Updated AG 48 do not affect reinsurance arrangements that were pre-existing as of January 1, 2015, and the changes set forth in Updated AG 48 do not affect reinsurance arrangements that were pre-existing as of January 1, 2017. In December 2016, the NAIC also adopted the Term and Universal Life Insurance Reserve Financing Model Regulation, which subsequent to the adoption date, codified the provisions of AG 48 and Updated AG 48. The states have started to adopt this model regulation. In 2017, Virginia adopted its rules governing Term and Universal Life Insurance Reserve Financing, which was effective for GLAIC on January 1, 2018. Virginia is among four states to adopt the new rules under the Term and Universal Life Insurance Reserve Financing Model Regulation. It is not clear what additional changes or state variations may emerge as the states adopt this model regulation.
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
Market conduct regulation
The Insurance Laws of U.S. jurisdictions govern the marketplace activities of insurers, affecting the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, and complaint and claims handling, and these provisions are generally enforced through periodic market conduct examinations. In January 2019, the NYDFS issued a circular letter that relates to use by life insurers of data or information sources that are not directly related to the medical condition of the applicant (with certain exclusions), for certain types of underwriting or rating purposes, including as a proxy for traditional medical underwriting. The circular letter generally prohibits life insurers from using such data or information, including algorithms or predictive models, in this fashion unless: (i) the insurer can establish that the data source does not use and is not based in any way on prohibited criteria, such as race, color, creed, etc.; and (ii) this use is not unfairly discriminatory and otherwise complies with the requirements of the New York insurance laws. In addition, the circular letter requires insurers using such data or information, including predictive models, to make certain additional disclosures to consumers.

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
Aggregate assessments levied against our U.S. insurers were not significant to our consolidated financial statements for the years ended December 31, 2019 and 2018.
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
Risk-based capital
The NAIC has established RBC standards for U.S. life insurers, as well as a Risk-Based Capital for Insurers Model Act (“RBC Model Act”). All 50 states and the District of Columbia have adopted the RBC Model Act or a substantially similar law or regulation. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk, insurance risk, interest rate and market risk, and business risk. The capital requirement for each is generally determined by applying factors which vary based upon the degree of risk to various asset, premium and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.
Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC or three times the ACL RBC with a negative trend. If an insurer’s ACL RBC falls below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. Our reported RBC ratio measures the ratio of TAC to our Company Action Level.
As of December 31, 2019, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 213% and 199% as of December 31, 2019 and 2018, respectively.
Group capital
The NAIC and international insurance regulators, including the International Association of Insurance Supervisors (“IAIS”), are continuing to develop group capital standards. Likewise, U.S. state insurance regulators have expressed a need for the development of a group capital calculation as an additional solvency evaluation. In 2015, the NAIC’s Group Capital Calculation Working Group began work on a group capital calculation tool (“GCC”) for insurance groups based on an RBC aggregation methodology. Field testing for the proposed GCC began in May 2019 and was completed in the fall of 2019. The Group Capital Calculation Working Group expects to expose a revised GCC template and instructions in early 2020 and anticipates final adoption of the GCC in 2020.
The IAIS has been developing a risk-based global insurance capital standard (“ICS”) based upon 10 key principles, which will apply to internationally active insurance groups. The IAIS adopted a revised version of the ICS in 2019 and will begin a five-year monitoring period in 2020 prior to final implementation. It is unclear how the development of group capital measures by the NAIC and IAIS will interact with existing capital requirements for insurance companies in the United States and with international capital standards. It is possible that we may be required to hold additional capital as a result of these developments.
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
Regulation of investments
Each of our U.S. insurers is subject to Insurance Laws that require diversification of its investment portfolio and which limit the proportion of investments in different asset categories. Assets invested contrary to such regulatory limitations must be treated as non-admitted assets for purposes of measuring surplus, and in some instances, regulations require divestiture of such non-complying investments. We believe the investments made by our U.S. insurers comply with these Insurance Laws.
The NAIC continues to review the investment risk factors for fixed-income assets that are applied in the NAIC’s RBC formula for life insurers. In August 2017, the NAIC’s Investment Risk-Based Capital Working Group exposed new factors for comment. The proposed factors are applied to 20 different ratings categories versus the current six ratings categories, thereby providing additional granularity to the risk charges applied across insurer investment portfolios. Generally, the proposed factors are higher than the current factors for more highly rated fixed-income assets and are lower than current factors for lower rated fixed-income assets. Currently, the NAIC does not anticipate that the proposed factors will be implemented before year-end 2021. However, the NAIC plans to update its systems in 2020 so that it is prepared to accept the 20 new ratings categories. If the proposed factors are adopted, we believe our required capital will increase. In addition, the proposed factors may encourage insurers to invest more of their portfolios in lower rated fixed-income assets to benefit from the lower risk charges.
Reinsurance collateral regulation
On September 22, 2017, U.S. federal authorities signed a covered agreement with the European Union (“EU”) on matters including reinsurance collateral. This agreement requires U.S. states to adopt, within five years from the execution of the covered agreement, laws removing reinsurance collateral requirements for reinsurance ceded to a qualifying non-U.S. reinsurer domiciled in an EU jurisdiction. In 2019, the NAIC adopted revisions incorporating the provisions of the covered agreement into its Credit for Reinsurance Model Law and Credit for Reinsurance Model Regulation. In 2020, the NAIC is expected to approve the 2019 revisions as an accreditation standard with an effective date of September 1, 2022. Until the covered agreement comes into effect and individual states adopt the 2019 revisions, each state’s previous framework governing reinsurance collateral requirements will continue to apply. State credit for reinsurance laws that are inconsistent with the covered agreement after its effective date are subject to federal preemption. Additionally, in December 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a covered agreement with the United Kingdom (“U.K.”). The U.K. covered agreement extended the covered agreement between the U.S. and EU to the U.K. after the withdrawal of the U.K. from the EU (“Brexit”) on January 31, 2020. The aforementioned revisions to the NAIC Credit for Reinsurance Model Law and Credit for Reinsurance Model Regulation also reflect the terms of the covered agreement between the U.S. and U.K. We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be entered by the U.S., and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.
Federal regulation of insurance products
Most of our variable annuity products, some of our fixed guaranteed products, and all of our variable life insurance products are registered under the Securities Act of 1933 and are subject to regulation by the SEC. See “—Other Laws and Regulations—Securities regulation.” The entities that offer these products that are broker/dealers, as defined by the SEC, are also regulated by FINRA and may be regulated by state securities authorities. Federal and state securities regulation similar to that discussed below under “—Other Laws and Regulations—Securities regulation” affects investment advice and sales and related activities with respect to these products. U.S. mortgage insurance products and insurers are also subject to federal regulation discussed below under “—Mortgage Insurance Regulation.” In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation, and pension and welfare benefits regulation, can also significantly affect the insurance industry.

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
Among other provisions, the Dodd-Frank Act established a new framework of regulation of the over-the-counter (“OTC”) derivatives markets. The clearing requirements under the Dodd-Frank Act require us to post with a futures commission merchant highly liquid securities or cash as initial margin and cash to meet variation margin requirements for most interest rate derivatives we trade. As the marketplace continues to evolve, we may have to alter or limit the way we use derivatives in the future, which could have an adverse effect on our results of operations and financial condition. We are subject to similar trade reporting, documentation, central trading and clearing and OTC margining requirements when we transact with foreign derivatives counterparties. In addition, regulations adopted by federal banking regulators that became effective in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in certain financial contracts, including many derivatives contracts, terms that delay or restrict the rights of counterparties, such as us, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of affiliate credit enhancements (such as guarantees) in the event that the bank-regulated counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. It is possible that these new requirements, as well as potential additional government regulation and other developments in the market, could adversely affect our ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements. The Dodd-Frank Act and related federal regulations and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.
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
The Dodd-Frank Act also established a Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies, which may include insurance companies, deemed systemically significant to stricter prudential standards and other requirements and to subject such companies to a special orderly liquidation process outside the federal Bankruptcy Code, administered by the Federal Deposit Insurance Corporation. We have not been, nor do we believe we will be, designated as systemically significant by FSOC. FSOC’s potential recommendation of measures to address systemic financial risk could affect our insurance operations. A future determination that we or our counterparties are systemically significant could impose significant burdens on us, impact the way we conduct our business, increase compliance costs, duplicate state regulation and result in a competitive disadvantage.
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

In December 2018, the SEC adopted a final rule related to certain provisions of the Dodd-Frank Act. The rule requires companies to describe practices and policies pertaining to transactions that hedge, or are designed to hedge, the market value of equity securities granted as compensation to any employee, including officers or directors. The new rule and related disclosures are required in a proxy statement or information statement related to an election of directors and such disclosures should include the categories of persons covered. Likewise, if a company does not have any such practices or policies, disclosure of that fact must be included in such filings. This final rule is generally effective in proxy statements or information statements during fiscal years beginning on or after July 1, 2019.
On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Reform Act”) was signed into law. Instead of repealing the Dodd-Frank Act, the Reform Act focused largely on providing relief for smaller banking institutions with total assets below $10 billion and re-defining asset thresholds for a systemically important financial institution. The Reform Act also directs the Director of FIO and the Board of Governors of the Federal Reserve to support increased transparency at global insurance or international standard-setting regulatory or supervisory forums, and to achieve consensus positions with the states through the NAIC prior to taking a position on any insurance proposal by a global insurance regulatory or supervisory forum. We cannot predict the requirements of all of the regulations adopted under the Dodd-Frank Act or the Reform Act, the effect such legislation or regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act and the regulations thereunder, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.
Changes in tax laws
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The enactment of the law signified the first major overhaul of the U.S. federal income tax system in more than 30 years. In addition to the law’s corporate income tax rate reduction, several other provisions are pertinent to our financial statements and related disclosures, and will have an impact on our deferred taxes in future years. The TCJA also had an impact to our capital through a reduction in the statutory admitted deferred tax asset and an impact to certain cash flow scenario testing included in the RBC calculation. Following the reduction in the federal corporate income tax rate, the NAIC revised the factors used for calculating the RBC of insurance companies, which was effective in 2018. The revised factors negatively impacted the RBC ratio of our life insurance subsidiaries by approximately 10 points in 2018.
In addition to the changes discussed above pertaining to capital and RBC ratios, the following provisions have the most significant impact:
•	Corporate tax rate;

•	International tax provisions;

•	Policyholder reserves;

•	Capitalization of certain policy acquisition expenses;

•	Dividends received deduction and life insurance company share; and

•	Net operating losses and operations loss deductions.

During 2018, we finalized the accounting of the provisions in the TCJA and related guidance, namely through Staff Accounting Bulletin (“SAB”) 118. This guidance was issued by the SEC to provide relief to companies due to the complexities involved in accounting for the TCJA. See note 13 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

In addition, during 2019 and 2018 several clarifying and tax guidance related items were issued by the Internal Revenue Service (“IRS”) and the U.S. Department of the Treasury on certain aspects of the TCJA. Although we have finalized the accounting for the TCJA and SAB 118, we continue to evaluate new tax related items and the impact it will have on our results of operations and financial condition.
Corporate tax rate
Prior to the TCJA, the top U.S. corporate federal income tax rate was 35% for corporations with taxable income greater than $10 million. The TCJA reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning after December 31, 2017. Included in our 2017 benefit for income taxes is $154 million of tax benefits associated with revaluing our deferred tax assets and liabilities to the new rate on the date of enactment.
International tax provisions
Prior to the TCJA, a U.S. shareholder was generally not required to include in income the earnings and profits (“E&P”) of a controlled foreign corporation (“CFC”), other than income taxed under Subpart F, until distributed, or repatriated, to the U.S. shareholder. To the extent the U.S. shareholder determined its “pool” of accumulated E&P were positive, any subsequent distributions were taxable to the U.S. shareholder as a dividend when paid.
The TCJA established a participation exemption system for the taxation of foreign income which generally allows for a 100% deduction for dividends received from CFCs, however, income from CFCs still may be included on a U.S. shareholder’s return through Subpart F or Global Intangible Low Taxed Income (“GILTI”) provisions. As a transition to the new participation exemption system, for the last taxable year of a foreign corporation beginning before January 1, 2018, all U.S. shareholders of any CFC or other foreign corporation that is at least 10% U.S.-owned but not controlled must include in income its pro-rata share of the accumulated post-1986 deferred foreign income that was not previously taxed. A portion of that pro-rata share of deferred foreign income is deductible depending on whether the deferred foreign income is held in the form of liquid or illiquid assets. The net of the income inclusion and deduction effectively results in a tax of 15.5% and 8% on deferred foreign income held in liquid and illiquid assets, respectively (herein referred to as the “transition tax”). Foreign taxes paid or deemed to have been paid are creditable against the additional liability in the same proportion as the net U.S. income inclusion bears to undistributed E&P of the foreign corporation. Any net increase to the tax liability may be paid over an eight-year period. We included in our 2017 U.S. federal income tax return the effects of this provision, however, it resulted in no current tax liability and no amounts are due to be paid over the eight-year period. Included in our 2017 results is $63 million of tax expense related to the transition tax, offset by $127 million of income tax benefit from the write-off of our shareholder tax liability, which represented the tax liability on book over tax basis differences that would have been owed under old tax law. Together, these items represent a net $64 million tax benefit associated with changes in the international provisions. In 2018, we recorded a tax benefit of $10 million as we refined our calculations of post-1986 foreign E&P, related tax pools and the amounts held in cash and other specified assets. The TCJA provides for an election not to apply net operating losses (“NOL”) deductions against the deferred foreign income recognized as a result of the deemed repatriation.
The TCJA also includes a provision by which a taxpayer can make an election to increase the percentage (but not greater than 100%) of domestic taxable income offset by any pre-2018 unused overall domestic loss (“ODL”) and recharacterized as foreign source income. The provision applies to any ODL generated in a qualified taxable year beginning before January 1, 2018 which has not already been recharacterized. The change in the ODL limitation was a contributing factor to the $258 million release of our valuation allowance during 2017.

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
Prior to the TCJA, changes in the basis for determining life insurance company reserves were taken into account ratably over 10 years. Under the TCJA, the income or loss resulting from a change in method of computing life insurance company reserves will be taken into account consistent with IRS procedures, which provide that negative adjustments are deducted from income in the year of the change whereas positive adjustments are required to be included in income ratably over four taxable years. Per recent IRS guidance, the taxpayer may only effect such a change upon proper filing of an application for a change in tax accounting method. The provision applies to taxable years beginning after December 31, 2017. As these changes relate to temporary differences, there will be no impact on our provision (benefit) for income taxes in the future.
Capitalization of certain policy acquisition expenses
Under the TCJA, specified policy acquisition expenses as modified in the law are computed as the sum of 2.09% of the net premiums on annuity contracts, 2.45% of net premiums on group life insurance policies and 9.20% of net premiums on other life insurance policies not specified as annuity contracts or group life policies. These capitalization rates were 1.75%, 2.05% and 7.70%, respectively, prior to the TCJA. The amortization period was modified from a 120-month to a 180-month period beginning with the first month in the second half of the taxable year. The provision applies to taxable years beginning after December 31, 2017 with no change to the amortization period of capitalized expenses as of December 31, 2017. As these changes relate to temporary differences, there will be no impact on our provision (benefit) for income taxes in the future.
Dividends received deduction and life insurance company share
Corporations are allowed a deduction with respect to dividends received from other taxable domestic corporations, referred to as the dividends received deduction (“DRD”). Prior to the TCJA, the amount of the deduction was generally equal to 70% of the dividends received. In the case of any dividends received from a 20% owned corporation, the amount of the deduction was equal to 80% of the dividend received. As a result of the corporate income tax rate reduction from a top rate of 35% to 21%, the law reduced the 70% DRD to 50% and the 80% DRD to 65%. The treatment of dividends received from a corporation that is a member of the same affiliated group was unchanged.
Life insurance companies are subject to proration rules for certain deductions which could be viewed as funded proportionately out of taxable and tax-exempt income. Similarly, under the proration rules, a life insurance company is allowed a DRD from nonaffiliates in proportion to the company’s share of such dividends, thus excluding the policyholder’s share from the amount of dividends eligible for the DRD. Prior to the TCJA, the determination of the company’s share and policyholder’s share was a complex computation obtained by analyzing the company’s share of net investment income in proportion to the total net investment income for the taxable year. Under the TCJA, the special rules for determining the company’s share for purposes of the DRD were replaced with a universal 70% rate for taxable years beginning after December 31, 2017. This provision did not have an impact on the 2017 financial statements and had an immaterial impact on 2019 and 2018 results.
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
Under the TCJA, the special rule for life insurance company OLDs was repealed, thus conforming life insurance companies to other non-insurance corporations with regard to the treatment of NOLs. The law further modified the NOL rules by limiting the NOL deduction to 80% of taxable income (determined without regard to the deduction), for losses arising in taxable years beginning after December 31, 2017. The provision repealed the two-year carryback but provided for indefinite carryovers for losses arising in taxable years beginning after December 31, 2017. Property and casualty insurance companies are still subject to the old carryback/carryforward rules.
Mortgage Insurance Regulation
State regulation
General
Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers, requiring maintenance of a risk-to-capital ratio not to exceed 25:1. GMICO, our primary U.S. mortgage insurance subsidiary, had a risk-to-capital ratio of 12.5:1 as of December 31, 2019 and 2018.
The North Carolina Department of Insurance’s (“NCDOI”) current regulatory framework by which GMICO’s risk-to-capital ratio is calculated differs from the capital requirements of the GSEs as discussed under “—Other U.S. regulation.”
The NAIC established a Mortgage Guaranty Insurance Working Group (the “MGIWG”) to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the NAIC’s Mortgage Guaranty Insurance Model Act (the “MGI Model”). The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; (vi) prohibitions on captive reinsurance arrangements; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” The MGIWG is currently working to finalize the mortgage guaranty insurance capital model, which is needed to determine the RBC and loan-level capital standards for the amended MGI Model. At this time, we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.
Reserves
Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI, our primary domiciliary regulator, is required for contingency reserve releases when loss ratios exceed 35%. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us. The statutory contingency reserve for our U.S. mortgage insurers was approximately $2.0 billion as of December 31, 2019.
Federal regulation
In addition to federal laws directly applicable to mortgage insurers, the laws and regulations applicable to mortgage originators and lenders, purchasers of mortgage loans such as Freddie Mac and Fannie Mae, and governmental insurers such as the FHA and VA indirectly affect mortgage insurers. For example, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance, or the way in which such laws and regulations are interpreted or applied, may have a material effect on private mortgage insurers. Legislation or regulation that increases the number of people eligible for FHA or VA mortgages could have a materially adverse effect on our ability to compete with the FHA or VA.
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
Other U.S. regulation
Effective December 31, 2015, each GSE adopted the original PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The financial requirements of PMIERs mandate that a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The operational PMIERs requirements include standards that govern the relationship between the GSEs and approved insurers and are designed to ensure that approved insurers operate under uniform guidelines, such as claim processing timelines. They include quality control requirements that are designed to ensure that approved insurers have a strong internal risk management infrastructure that emphasizes continuous process improvement and senior management oversight. On March 31, 2019, revisions to the original PMIERs became effective for our U.S. mortgage insurance business.
As of December 31, 2019, we estimate our U.S. mortgage insurance business had available assets of approximately 138% of the required assets under PMIERs compared to approximately 129% as of December 31, 2018 under the previous PMIERs requirements. As of December 31, 2019, the PMIERs sufficiency ratio was in excess of $1.0 billion compared to $750 million of available assets above the previous PMIERs requirements as of December 31, 2018. The increase in the PMIERs sufficiency ratio during 2019 was primarily driven by positive cash flows, the execution of reinsurance transactions and an increase in the stock price of Genworth Canada that was realized in cash upon the sale of GMICO’s ownership in Genworth Canada that eliminated the PMIERs discount on affiliated stock. These increases were partially offset by higher risk in-force from new insurance written, a $250 million paid dividend and the exclusion of the credit for future premiums on insurance policies written in 2008 or earlier, which was allowed under the previous PMIERs.
In their respective letters approving credit for reinsurance against PMIERs financial requirements, the GSEs require our U.S. mortgage insurance subsidiary to maintain a maximum statutory risk-to-capital ratio of 18:1 or they reserve the right to reevaluate the amount of PMIERs credit indicated in their approval letters. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance transactions for treatment under PMIERs.
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
APRA also sets minimum capital levels and monitors corporate governance requirements, including the risk management strategy for our Australian mortgage insurance business. In this regard, APRA reviews our management, controls, processes, reporting and methods by which all risks are managed, including an annual financial condition report and an annual report on insurance liabilities by an appointed actuary. APRA also requires us to submit our risk and reinsurance management strategy, which outlines the use of reinsurance in Australia, annually and more frequently if there are material changes.
In setting minimum capital levels, APRA requires mortgage insurers to ensure they have sufficient capital to withstand a hypothetical three-year stress loss scenario defined by APRA. APRA’s prudential standards provide for increased mortgage insurers’ capital requirements for insured loans that are considered to be non-standard. Non-standard mortgages are generally those loans where the lender has not formally verified the borrower’s income and employment or where the borrower has not passed standard credit checks. Non-standard mortgages accounted for approximately 5% of our insurance in-force as of December 31, 2019 in our mortgage insurance business in Australia. APRA also imposes quarterly and annual reporting obligations on mortgage insurers with respect to risk profiles, reinsurance arrangements, financial performance and financial position. We evaluate the capital position of our mortgage insurance business in Australia in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process (“ICAAP”) as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of December 31, 2019, our PCA ratio was 191%, which is above APRA’s capital holding requirements.
In addition, APRA determines the capital requirements for ADIs and has reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with a loan-to-value ratio above 80%. APRA’s prudential standards currently set out a number of circumstances in which a loan may be considered to be non-standard from an ADI’s perspective. The capital levels for Australian IRB ADIs are determined by their APRA-approved IRB models, which may or may not allocate capital credit for LMI. We believe that APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk, so we do not believe that the IRB ADIs currently benefit from an explicit reduction in their capital requirements for mortgages covered by mortgage insurance. APRA’s prudential standards also provide that LMI on a non-performing loan (90 days plus arrears) protects most ADIs from having to increase the regulatory capital on the loan to a risk-weighting of 100%. These prudential standards include a definition of an “acceptable” mortgage insurer and eliminate the reduced capital requirements for ADIs in the event that the mortgage insurer has contractual recourse to the ADI or a member of the ADI’s consolidated group.
In December 2017, the Basel Committee released its revised framework. Given the broad reach and complexity of the latest Basel reforms, APRA has stated it will give due consideration to appropriate adjustments to the implementation of these reforms to reflect Australian conditions. In June 2019, APRA released draft changes to its banking capital framework as part of its implementation of the global Basel III reforms. The changes include capital relief for IRB banks where eligible LMI cover is already in place and reduced capital relief for standardized banks who previously covered high loan-to-value loans with LMI. The final changes to the banking capital framework are expected to be announced by APRA in the first half of 2020, finalized in the second half of 2020 and effective on January 1, 2022.
In March 2017, APRA announced changes to reinforce sound mortgage lending practices, focusing on slowing investor growth and limiting the flow of new interest-only lending. These changes resulted in a decline in new insurance written volumes in 2017 and 2018. In 2019, APRA removed the investor loan growth and interest-only lending benchmarks, subject to certain assurances from ADIs as to the strength of their lending standards.
APRA has the power to impose restrictions on the ability of our Australian mortgage insurance business to declare and pay dividends based on a number of factors, including the impact on the minimum regulatory capital ratio of that business.
On November 30, 2017, the Australian Government announced the establishment of a Royal Commission to consider the conduct of Australia’s Banking, Superannuation and Financial Services industry and to further ensure its financial system is working efficiently and effectively. The Royal Commission delivered its final report on February 4, 2019. While the Australian Government announced in 2019 that it would implement all the recommendations from the Royal Commission, it is too early to determine what impact, if any, the outcome of this Royal Commission will have on our mortgage insurance business in Australia.

On August 3, 2018, the Australian Government’s Productivity Commission released its final report on Competition in the Australian Financial System, which included findings and recommendations related to mortgage insurance. The government has not yet provided a timeframe on when it will release its response. At this time, it is too early to determine what impact, if any, the outcome of the Productivity Commission’s report and recommendations will have on our mortgage insurance business in Australia.
In September 2019, the Australian Government released details of the First Home Loan Deposit Scheme (“FHLDS”), which is designed to assist eligible first-time home buyers by providing a government guarantee to participating lenders on eligible loans equal to the difference between the deposit (of at least 5%) and 20% of the purchase price. Borrower income and regional property value caps apply, and the program is intended to support up to 10,000 eligible first-time home buyers each Australian Government fiscal year, which is July 1 through June 30. We expect the first 10,000 loans to be fully subscribed by June 30, 2020. If the loan comes to an end or the loan principal balance reduces to below 80% of the value of the property at purchase, the government guarantee will terminate. The FHLDS became effective on January 1, 2020. At this time, it is too early to determine what impact, if any, this program will have on our mortgage insurance business in Australia.
As a public company that is traded on the Australian Securities Exchange (the “ASX”), Genworth Australia is subject to Australian securities laws and regulation, as well as the reporting requirements of the ASX.
Other Non-U.S. Insurance Regulation
We operate in a number of countries around the world in addition to the United States and Australia. Generally, our subsidiaries conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.
Other Laws and Regulations
Securities regulation
Certain of our U.S. subsidiaries and certain policies, contracts and services offered by them, are subject to regulation under federal and state securities laws and regulations of the SEC, state securities regulators and FINRA. Most of our insurance company separate accounts are registered under the Investment Company Act of 1940. Most of our variable annuity contracts and all of our variable life insurance policies are registered under the Securities Act of 1933. One of our U.S. subsidiaries is registered and regulated as a broker/dealer under the Securities Exchange Act of 1934 and is a member of, and subject to regulation by FINRA, as well as by various state and local regulators. The registered representatives of our broker/dealer are also regulated by the SEC and FINRA and are subject to applicable state and local laws.
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
On April 6, 2016, the DOL published its final regulations on the definition of fiduciary for purposes of ERISA and the prohibited transaction rules under the Internal Revenue Code of 1986. The final regulations, among other things, expanded the circumstances in which sales personnel, such as insurance agents, are considered fiduciaries with respect to qualified plans and Individual Retirement Accounts. The DOL also issued two new prohibited transaction exemptions (“PTEs”) and amended several other existing PTEs. The final rule, new exemptions and amendments generally became applicable on June 9, 2017. However, on June 21, 2018, the U.S. Court of Appeals for the Fifth Circuit issued an order vacating the DOL fiduciary rule. The DOL has announced that it plans to issue revised fiduciary investment advice regulations. Accordingly, it is possible that the vacated fiduciary rule may be modified and reinstated or otherwise replaced at some point in the future. Therefore, it is not possible to predict what impact, if any, the new rules may have on our insurance companies, our financial condition or results of operations.
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

Cybersecurity
In February 2019, the Cybersecurity Disclosure Act of 2019 was introduced in the U.S. Senate that, if passed, would direct the SEC to issue final rules requiring a registered public company to disclose in its annual report or annual proxy statement whether any member of its board of directors has expertise or experience in cybersecurity. If no member has expertise or experience in cybersecurity, registered public companies must disclose what cybersecurity expertise was assessed by the persons responsible for identifying and evaluating nominees for the board of directors.
In October 2018, the SEC issued a report of investigation regarding certain cybersecurity frauds previously perpetrated against public companies and outlined a list of internal control requirements. Although the SEC determined not to pursue enforcement against those public companies, the SEC did emphasize the importance of maintaining a system of internal controls to mitigate the escalating risks associated with cybersecurity threats. Furthermore, the SEC stressed that companies need to devise and maintain internal controls that reasonably safeguard company and investor assets from cybersecurity frauds, which include: (i) ensuring transactions are executed in accordance with management’s general and specific authorization; and (ii) access to assets is permitted only in accordance with management’s general or specific authorization. Finally, in light of the ever-growing threats from cybersecurity fraud, internal controls may need to be reassessed or strengthened, and employee training should be enhanced to educate all employees of these threats.
In February 2018, the SEC released interpretive guidance on cybersecurity disclosures. The release outlines the views of the SEC on cybersecurity disclosure requirements and provided enhancements to existing cybersecurity guidance. Among the enhancements was clarifying disclosure controls and procedures to help public companies identify cybersecurity risks and incidents, assess and analyze their implications and make timely disclosures. It also stressed the importance of materiality assessments when considering cybersecurity disclosures, maintaining discipline around insider trading if a cybersecurity event occurs and board oversight of cybersecurity risks.
The area of cybersecurity has also come under increased scrutiny by insurance regulators. For example, New York’s cybersecurity regulation, discussed further below, for financial services institutions, including banking and insurance entities, under its jurisdiction became effective on March 1, 2017. Among other things, this regulation requires applicable entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. In addition, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”) on October 24, 2017, which is similar to New York’s cybersecurity regulation and establishes standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. As of December 31, 2019, eight states had adopted the model.
In March 2017, the NYDFS issued a cybersecurity regulation specific to financial services companies. The intent of the regulation was to require cybersecurity programs to address emerging cybersecurity threats and keep pace with technological advances and was designed to promote the protection of customer information as well as the information technology systems of companies. This regulation requires a company’s cybersecurity program to include robust controls regarding: access privileges, application security, policies and procedures for the disposal of nonpublic information, regular cybersecurity awareness training, encryption of nonpublic information, third-party due diligence and an incident response plan. The incident response plan should be designed to respond to and recover from any cybersecurity event materially affecting the confidentiality, integrity or availability of the company’s information system in a timely manner. Notice to the NYDFS of a cybersecurity event needs to occur as quickly as possible but no later than 72 hours from the determination of the cybersecurity event. Companies must also implement and maintain written policies approved by a senior officer of the company to protect its information systems and nonpublic information, appoint a chief information security officer and perform periodic risk assessments.

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
The California Consumer Privacy Act of 2018 (the “CCPA”) was signed into law on June 28, 2018, and amended on September 12, 2018 and October 11, 2019. The CCPA grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as a right to have a business delete their personal information (with some exceptions). Its definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the United States. Failure to comply with the CCPA risks regulatory fines, and the law grants a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. The CCPA became effective on January 1, 2020, but California’s Attorney General cannot bring an enforcement action under the CCPA until July 1, 2020.
Similar laws and regulations protecting the security and confidentiality of consumer and financial information are also in effect in Australia and other countries in which we operate.
Employees
As of December 31, 2019, we employed approximately 3,100 full-time and part-time employees.
Directors and Executive Officers
See Part III, Item 10 of this Annual Report on Form 10-K for information about our directors and executive officers.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, without charge, on our website, www.genworth.com, as soon as reasonably practicable after we file or furnish such reports with the SEC. The public may read and copy any electronic materials we file or furnish with the SEC at the SEC’s website, www.sec.gov. Copies of our SEC filed or furnished reports are also available, without charge, from Genworth Investor Relations, 6620 West Broad Street, Richmond, VA 23230.
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

On December 17, 2019, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.
Transfer Agent and Registrar
Our Transfer Agent and Registrar is Computershare Shareowner Services LLC, P.O. Box 30170, College Station, TX 77842-3170. Telephone: 866-229-8413; 201-680-6578 (outside the United States and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A. Risk Factors
You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2019.
Strategic Risks
The proposed transaction with China Oceanwide may not be completed or may not be completed within the timeframe, terms or in the manner currently anticipated, which could have a material adverse effect on us and our stock price.
On October 21, 2016, we entered into a definitive agreement with China Oceanwide, under which China Oceanwide agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. As part of the transaction, China Oceanwide and/or its affiliates, additionally committed to contribute an aggregate of $1.5 billion to us over time following consummation of the Merger. The transaction and this contribution are subject to the closing of the Merger and the receipt of required regulatory re-approvals and clearances. In addition, the transaction is conditioned on GMICO maintaining a financial strength rating of “BB (negative outlook),” or higher, by S&P, with limited exceptions.
There are numerous risks related to the transaction, including the following:
•	the risk that the parties will not be able to obtain the required regulatory re-approvals, clearances or extensions, or the possibility that such regulatory re-approvals or clearances may further delay the transaction or may not be received prior to March 31, 2020 (and either or both of the parties may not be willing to further waive their end date termination rights beyond March 31, 2020) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory re-approvals, clearances or extensions (including those conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable);

•	with continuing delays, circumstances may arise that make one or both parties unwilling to proceed with the transaction or unable to comply with the conditions to existing regulatory approvals or one or both of the parties may be unwilling to accept any new condition under a regulatory re-approval;

•	the risk that the parties will not be able to obtain other regulatory approvals, re-approvals, clearances or extensions, including in connection with a potential alternative funding structure or the current geo-political environment;

•	one or more regulators may rescind or fail to extend existing approvals, or that the revocation by one regulator of approvals will lead to the revocation of approvals by other regulators;

•	the parties’ inability to obtain any necessary regulatory approvals, clearances or extensions for the post-closing capital plan;

•	the risk that a condition to closing the transaction may not be satisfied or that a condition to closing that is currently satisfied may not remain satisfied due to the delay in closing the transaction;

•	existing and potential legal proceedings may be instituted against us in connection with the transaction that may delay the transaction, make it more costly or ultimately preclude it;

•	the risk that the proposed transaction disrupts Genworth’s current plans and operations as a result of the announcement and consummation of the transaction;

•	certain restrictions during the pendency of the transaction that may impact Genworth’s ability to pursue certain business opportunities or strategic transactions;

•	continued availability of capital and financing to Genworth before, or in the absence of, the consummation of the transaction;

•	further rating agency actions and downgrades in Genworth’s credit or financial strength ratings;

•	changes in applicable laws or regulations;

•	our ability to recognize the anticipated benefits of the transaction;

•	the amount of the costs, fees, expenses and other charges related to the transaction, including costs and expenses related to conditions imposed in connection with regulatory approvals, re-approvals or clearances, which may be material;

•	the risks related to diverting management’s attention from our ongoing business operations;

•	our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and

•	disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business.

There is no assurance that the conditions to the transaction will be satisfied in a timely manner, on the terms set forth in our existing agreement with China Oceanwide or at all. If the transaction is not completed, we would likely suffer a number of consequences that could adversely affect our stock price, business, results of operations and financial condition, including:
•	greater difficulty in executing alternative strategic plans to effectively address our current business challenges (including with respect to stabilizing our U.S. life insurance businesses, debt obligations, cost savings, ratings and capital);

•	increased pressure on and potential further downgrades of our credit and financial strength ratings, particularly for our mortgage insurance businesses, which could have an adverse impact on our mortgage insurance businesses and could result in reduced dividends to our holding company;

•	a negative impact on our holding company liquidity and ability to reduce, service and/or refinance our holding company debt; and

•	we would likely pursue strategic alternatives that would materially impact our business, including a transaction with respect to our U.S. mortgage insurance business and/or our mortgage insurance business in Australia.

Potential consequences of these risks would likely include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Genworth’s consolidated financial condition, results of operations, credit ratings or liquidity.
In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction, and these fees and costs are payable by us regardless of whether the transaction is consummated.

We may be unable to successfully execute strategic plans to effectively address our current business challenges.
We continue to pursue our overall strategy with a focus on improving business performance, addressing financial leverage and increasing financial and strategic flexibility across the organization. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and stabilizing our U.S. life insurance businesses. See “Item 1—Business—Strategic Update.”
We cannot be sure we will be able to successfully execute on any of our strategic plans to effectively address our current business challenges (including with respect to stabilizing our U.S. life insurance businesses, debt obligations, cost savings, ratings and capital), including as a result of: (a) a failure to complete the China Oceanwide transaction or the inability to pursue alternative strategic plans pending the transaction; (b) an inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner and on anticipated terms; (c) an inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required; (d) a failure to obtain any required regulatory, stockholder, noteholder approvals and/or other third-party approvals or consents for such alternative strategic plans; (e) our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; (f) an inability to achieve anticipated cost-savings in a timely manner; and (g) adverse tax or accounting charges.
If the proposed transaction with China Oceanwide is not completed, we will continue to remain open to other feasible alternatives and actively assess our strategic options, which could include reducing ownership of or selling businesses and/or selling additional blocks of business, including in transactions that would be material to us. We may be unable to reduce ownership of or sell businesses, or complete any sale of additional blocks of business on acceptable terms or at all.
Even if we are successful in executing our strategic plans or alternative plans, the execution of these plans may have expected or unexpected adverse consequences, including adverse rating actions and adverse tax and accounting charges (such as significant losses on sale of businesses or assets or deferred acquisition costs (“DAC”) or deferred tax asset write-offs).
We may decide to take additional measures to increase our financial flexibility, in the absence of the China Oceanwide transaction, including issuing equity at Genworth Financial which would be dilutive to our shareholders, or additional debt at Genworth Financial or Genworth Holdings (including debt convertible into equity of Genworth Financial), which could increase our leverage. The availability of any additional debt or equity funding will depend on a variety of factors, including, market conditions, regulatory considerations, the general availability of credit and particularly, to the financial services industry, our credit ratings and credit capacity and the performance of and outlook for our company and our businesses. Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice and when the demand for additional funding in the market is high. Our access to funding may be further impaired by our credit or financial strength ratings and our financial condition. See “—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”
We may be unable to maintain or increase the capital needed in our businesses in a timely manner, on anticipated terms or at all, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required.
Additional capital has been provided in the past, and if conditions require we expect additional capital could be provided in the future, to our mortgage insurance businesses as necessary (and to the extent we determine it is appropriate to do so) to meet regulatory or GSE capital requirements, comply with rating agency criteria to maintain ratings and provide capital and liquidity buffers for these businesses to operate and meet unexpected cash flow obligations. We have no intention to contribute additional capital to support our legacy long-term care insurance business. We may not be able to fund or raise the required capital as and when required and the amount of capital required may be higher than anticipated, particularly in the absence of the China Oceanwide transaction. Our inability to fund or raise the capital required in the anticipated timeframes and on the anticipated terms, could have a material adverse impact on our business, results of operations and financial condition, including causing us to reduce our business levels or be subject to a variety of regulatory actions. See “—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”
In addition, we intend to continue to support the increased capital needs of our U.S. mortgage insurance business resulting from PMIERs. As of December 31, 2019 and 2018, our U.S. mortgage insurance business met the PMIERs financial and operational requirements, and holds a reasonable amount in excess of the financial requirements. In order to continue to provide a prudent level of financial flexibility in connection with the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time, our U.S. mortgage insurance business may be required, particularly in the absence of the China Oceanwide transaction, to execute future capital transactions, including additional reinsurance transactions and contributions of holding company cash. See “—If we are unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
The implementation of any further reinsurance transactions depends on a number of factors, including but not limited to: the completion of the China Oceanwide transaction, market conditions, third-party approvals or other actions (including approval by regulators and the GSEs), and other factors which are outside of our control, and therefore we cannot be sure we will be able to successfully implement these actions on the anticipated timetable and terms or at all, or achieve the anticipated benefits. For a discussion of risks related to our strategic plans, see “—We may be unable to successfully execute strategic plans to effectively address our current business challenges.”
Risks Relating to Estimates, Assumptions and Valuations
If our reserves for future policy claims are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our results of operations and financial condition.
We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are paid, experience changes or policies lapse. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions and methodologies we have used in pricing our products and calculating our reserves. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserves, results of operations and financial condition. Many factors, and changes in these factors, can affect future experience, including but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience (including the type of care, and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured mortality (i.e., life expectancy or longevity); insured morbidity (i.e., frequency and severity of claim, including claim termination rates, claim incidence and benefit utilization rates); future premium rate increases and associated benefit reductions; expenses; and doctrines of legal liability and damage awards in litigation. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. For information regarding adequacy of reserves specifically related to our long-term care insurance, life insurance and annuities businesses, see “—We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.”
We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which we make the determination. The amounts of such increases may be significant and this could materially adversely affect our results of operations and financial condition.
For additional information on reserves, including the financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”
If the models used in our businesses are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse impact on our business, results of operations and financial condition.
We employ models to, among other uses, price products, calculate reserves, value assets, make investment decisions and generate projections used to estimate future pre-tax income, such as the timing of the recognition of earned premium in our mortgage insurance businesses that offer single premium insurance contracts, and to evaluate loss recognition testing, as well as to evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions that do not adequately reflect recent experience and relevant industry data, and may not operate as intended. In addition, from time to time we seek to improve certain actuarial and financial models, and the conversion process may result in material changes to assumptions and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models often increase when we change assumptions and/or methodologies, add or change modeling platforms or implement model changes under time constraints. These risks are exacerbated when the process for assumption changes strains our overall governance and timing around our financial reporting.
We intend to continue developing our modeling capabilities in our various U.S. life insurance businesses. During or after the implementation of model updates or enhancements, we may discover errors or other deficiencies in existing models, assumptions and/or methodologies. Moreover, we may use additional, more granular and detailed information through enhancements in our reserving and other processes or we may employ more simplified approaches in the future, either of which may cause us to refine or otherwise change existing assumptions and/or methodologies and thus associated reserve levels, which in turn could have a material adverse impact on our business, results of operations and financial condition.
For our mortgage insurance businesses that offer single premium insurance contracts, recognition of earned premiums involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on modeling assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. In our mortgage insurance business in Australia, the majority of our current insurance contracts have a single premium, which is paid at the beginning of the contract.

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence.
As of December 31, 2019, we had $1.4 billion of unearned premiums in our mortgage insurance businesses
, of which $1.0 billion related to our mortgage insurance business in Australia. We periodically review our expected pattern of risk emergence and make adjustments to earnings patterns based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period net income. For example, we increased unearned premiums and reduced earned premiums in our Australia mortgage insurance business following a review of its premium earnings pattern in the fourth quarter of 2017, which materially impacted our financial results. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Mortgage insurance—Unearned premiums” for additional details. Our expected pattern of risk emergence for our mortgage insurance businesses is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our mortgage insurance policy contracts. Therefore, actual future experience that is different than expected loss development or policy cancellations could result in further material increases or decreases in the recognition of earned premiums, increases or decreases in unearned premiums and additional after-tax charges to operating results depending on the magnitude of the difference between actual and expected experience.
We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.
The expected future profitability of our long-term care insurance, life insurance and some annuity products are based upon assumptions for, among other things, projected interest rates and investment returns, health care experience, morbidity rates, mortality rates, in-force rate actions, persistency, lapses and expenses. The long-term profitability of these products depends upon how our actual experience compares with our pricing and valuation assumptions. If any of our assumptions prove to be inaccurate, our reserves may be inadequate, which in the past has had, and may in the future have, a material adverse effect on our results of operations, financial condition and business. For example, if morbidity rates are higher than our valuation assumptions, we could be required to make greater payments and thus establish additional reserves under our long-term care insurance policies than we had expected, and such amounts could be significant. Likewise, if mortality rates are lower than our valuation assumptions, we could be required to make greater payments and thus establish additional reserves under both our long-term care insurance policies and annuity contracts and such amounts could be significant. Conversely, if mortality rates are higher than our pricing and valuation assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits (“GMDBs”) than we had projected. Moreover, changes in the assumptions we use can have a material adverse effect on our results of operations. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition.
For example, we have increased our reserves for our long-term care and/or life insurance products following completion of our annual review of assumptions in 2019, 2018 and 2017, which have materially impacted our results of operations. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and note 9 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information. Increases to our reserves may, among other things, limit our ability to execute our alternative strategic plans if the proposed transaction with China Oceanwide is not completed; reduce our liquidity; and adversely impact our credit or financial strength ratings. Any of these results could have a material adverse impact on our business, results of operations and financial condition.
The risk that our claims experience may differ significantly from our valuation assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-

duration coverage and, therefore, our actual claims experience will emerge over many years, or decades, after both pricing and locked-in valuation assumptions have been established. For example, among other factors, changes in economic and interest rate risk, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, may have a material adverse impact on our future claims trends. Moreover, long-term care insurance does not have the extensive claims experience history of life insurance. As a consequence, given that recent experience will represent a larger proportion of total experience, our long-term care insurance assumptions will be more heavily influenced by recent experience. It follows that our ability to forecast future claim costs for long-term care insurance is more limited than for life insurance. For additional information on our long-term care insurance reserves, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”
The prices and expected future profitability of our insurance and annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in-force from one period to the next. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract. For our deferred annuity products with GMWBs and guaranteed annuitization benefits, actual persistency that is higher than our persistency assumptions could have an adverse impact on profitability because we could be required to make withdrawal or annuitization payments for a longer period of time than the account value would support. For our universal life insurance policies, increased persistency that is the result of the sale of policies by the insured to third parties that continue to make premium payments on policies that would otherwise have lapsed, also known as life settlements, could have an adverse impact on profitability because of the higher claims rate associated with settled policies.
For our long-term care insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products. This risk is particularly significant in our long-term care insurance business because we do not have the experience history that we have in our life insurance business. As a result, our ability to predict persistency and resulting benefit experience for long-term care insurance is more limited than for many other products. A significant number of our long-term care insurance policies have experienced higher persistency than we had originally assumed, which has resulted in higher claims and an adverse effect on the profitability of that business. In addition, the impact of inflation on claims could be more pronounced for our long-term care insurance business than our other businesses given the “long tail” nature of this business. To the extent inflation causes these health care costs to increase, we will be required to increase our claim reserves which would also negatively impact our loss recognition testing results and could result in a premium deficiency. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in our underpricing of the risks we insure.
The risk that our lapse experience may differ significantly from our valuation assumptions is also significant for our term life and term universal life insurance products. These products generally have a level premium period for a specified period of years (e.g., 10 years to 30 years) after which the premium increases, which may be significant. If the frequency of lapses is higher than our reserve assumptions, we would experience higher DAC amortization and lower premiums and could experience higher benefit costs. In addition, it may be that healthy policyholders are the ones who lapse (as they can more easily replace coverage), creating adverse selection where less healthy policyholders remain in our portfolio. We have experienced both a greater frequency of policyholder lapses and more severe adverse selection, after the level premium period, and this experience could continue or worsen. For example, as our large 10- and 15-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. As our large 20-year level premium period business written in 1999 has entered its post-level period during 2019, we have also experienced higher lapses resulting in accelerated DAC amortization in 2019. We anticipate this trend will continue into 2020 for the 1999 block as it reaches the end of its level premium period. Additionally, we expect similar experience with the 20-year level premium period business written in 2000 as it enters its post-level period during 2020 and into 2021. In the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we expect to experience volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions. For additional information on our term life insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”
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
Loss recognition testing
We annually perform loss recognition testing for the liability for future policy benefits. Our loss recognition testing for our long-term care insurance products is reviewed in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. Our long-term care insurance business, excluding the acquired block, has positive margin which is highly dependent on the assumptions we have regarding our ability to successfully implement our in-force management strategy involving premium rate increases and associated benefit reductions. We include future in-force rate actions in our loss recognition testing which includes assumptions for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed). A change in the expected amount of premium rate increases and associated benefit reductions would impact the results of our long-term care insurance margin testing, whereby any unexpected reduction in the amount of future in-force rate actions would negatively impact our margins and could result in a premium deficiency which would have a materially adverse effect on our results of operations, capital levels, RBC and financial condition. There is no guarantee that we will be able to obtain regulatory approval for the future in-force rate actions we have assumed in connection with our loss recognition testing. Favorable impacts on our margin from in-force rate actions would primarily impact our long-term care insurance block, excluding the acquired block. Our acquired block would not benefit significantly from future in-force rate actions as it is older. For our acquired block of long-term care insurance, the impacts of any adverse changes in assumptions are more likely to be recorded as a loss as our margin for this block has been zero in the past.
The assumptions in our long-term care insurance products are sensitive to slight variability in actual experience and small changes in assumptions could result in the margin of our long-term care insurance block, excluding the acquired block to decrease to at/or below zero in future years. Based on our reviews, if our margin is negative, we would be required to recognize a loss by amortizing more DAC and/or establishing additional benefit reserves, the impact of which may be material. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition. For additional information on our long-term care insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

Similar to our long-term care insurance products, we annually perform loss recognition testing for our term and whole life insurance products in the aggregate, excluding our acquired block, which is tested separately. The margin of our term and whole life insurance products has fluctuated over the years. Any adverse changes in our assumptions could negatively impact the combined margin of our term and whole life insurance products. To the extent, based on reviews, our margin is negative, for either our term and whole life insurance products, excluding our acquired block, or our acquired block of term and whole life insurance products, we would be required to recognize a loss by amortizing more DAC and/or present value of future profits (“PVFP”) as well as the establishment of additional future policy benefit reserves if the DAC and/or PVFP was fully written off. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or PVFP or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition. For additional information on our term life insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”
As part of our annual loss recognition testing, we also review assumptions for incidence, claim severity and interest rates, among other assumptions. We regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results, as described above. In addition, we will also continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for other U.S. life insurance products. As experience has emerged in the past, we have made resulting changes to our assumptions that have had a material impact on our results of operations and financial position. Our experience will continue to emerge and as a result there is a potential for future assumption reviews to result in further updates.
Cash flow testing
We also perform cash flow testing or “asset adequacy analysis” separately for each of our U.S. life insurance companies on a statutory accounting basis. To the extent that the cash flow testing margin is negative in any of our U.S. life insurance companies, we would need to increase statutory reserves in that company, which would decrease our RBC ratios.
The NYDFS, which regulates GLICNY
, our New York insurance subsidiary
, has required specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. The NYDFS annually informs the industry that it does not permit in-force
rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved. However, the NYDFS has allowed GLICNY to incorporate recently filed in-force
rate actions in its asset adequacy analysis prior to approval in the past. Moreover, the NYDFS has consistently granted approval for GLICNY to spread asset adequacy analysis reserve deficiencies related to its long-term care insurance business over future years. After discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY incorporated in its 2019 asset adequacy analysis recently filed in-force
rate actions for newer long-term care insurance
products to offset emerging adverse experience for those products. As a result, GLICNY’s 2019 asset adequacy analysis would have produced a very modest positive margin. However, there is an actuarial opinion requirement to address events subsequent to year end through the signing of the actuarial opinion. Given the Treasury yield curve rate decreased across all maturities from December 31, 2019 through February 13, 2020, the date that GLICNY’s actuarial opinion was signed, GLICNY’s asset adequacy testing turned from a very modest positive margin to a deficit of $16 million. GLICNY did not spread the deficit over future years. The incremental $16 million of additional statutory reserves established in 2019, when combined with the $454 million of previously established asset adequacy deficiency reserves as of December 31
,
2018, increased the aggregate amount of additional actuarial statutory reserves established by GLICNY for asset adequacy deficits to $470 million as of December 31, 2019.

As a part of our cash flow testing process for our life insurance subsidiaries, we consider incremental benefits from expected future in-force rate actions that would help mitigate the impact of deteriorating experience. There is no guarantee that we will be able to obtain regulatory approval for the future in-force rate actions we assumed in connection with our cash flow testing for our life insurance subsidiaries. A need to significantly further increase statutory reserves could have a material adverse effect on our business, results of operations and financial condition. For additional information regarding impacts to statutory capital as a result of reserve increases, see “—An adverse change in our regulatory requirements, including risk-based capital, could have a material adverse impact on our results of operations, financial condition and business.”
In addition, we have historically used nationwide experience for setting assumptions in our long-term care insurance products in cash flow testing for all of our legal entities, including GLICNY, which is consistent with industry practice given the lack of statistical credibility for other approaches. While we are starting to see emerging experience regarding higher severity in our New York policyholders as compared to our nationwide experience, this experience is limited and additional data and analysis is needed before we deem it credible. Significant changes to this assumption, future in-force rate action assumptions or other assumptions could result in the cash flow testing margin in GLINCY to decrease to at/or below zero in future years. A significant decrease in GLICNY’s cash flow testing margin and/or the need to significantly increase statutory reserves could have a material adverse effect on GLICNY’s financial condition and RBC ratio.
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
Our amortization of DAC and PVFP generally depends upon, among other items, anticipated profits from investments, surrender and other policy and contract charges, mortality, morbidity and maintenance expense margins. Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses may cause us to increase the amortization of DAC or PVFP, or both, or to record a charge to increase benefit reserves, and such increases could be material. For additional information regarding impacts to DAC as a result of lapses of our term life insurance products, see “—We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.”
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

For additional information on DAC and PVFP, including the financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
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
In our long-term care insurance products, projected profits followed by projected losses are anticipated to occur because U.S. GAAP requires that original assumptions be used in determining reserves for future policy claims unless and until a premium deficiency exists. Our existing locked-in reserve assumptions do not include assumptions for premium rate increases and associated benefit reductions, which if included in reserves, could reduce or eliminate future projected losses. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years, currently expected to be through 2033, by the amounts necessary to offset losses in later years. The accrual, which is updated annually at the time we perform loss recognition testing, is impacted by the reserve pattern and the present value of expected future losses. Likewise, the accrual is subject to significant estimation and includes various assumptions that are sensitive to variability; small changes in assumptions could result in volatility of the accrued amount in any given year. Moreover, the amount required to accrue for additional future policy benefits in the profitable years may be significant and this could materially adversely affect our results of operations and financial condition. For additional information, including the financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Future policy benefits.”
Our valuation of fixed maturity, equity and trading securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations which could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.
We report fixed maturity, equity and trading securities at fair value on our consolidated balance sheets. These securities represent the majority of our total cash, cash equivalents, restricted cash and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. Valuations use inputs and assumptions that are less observable or require greater estimation, as well as valuation methods that are more complex or require greater estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unanticipated interest rate, external macroeconomic, credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Risks Relating to Economic, Market and Political Conditions
Interest rates and changes in rates could materially adversely affect our business and profitability.
Our products and investment portfolio are impacted by interest rate fluctuations and/or a sustained period of low interest rates. In recent years, historic low interest rates have adversely impacted our business and profitability. For example, as part of our annual review of assumptions for our universal and term universal life insurance products, we increased the liability for policyholder account balances in 2019, 2018 and 2017 as a result of  lower expected growth in interest rates and a prolonged low interest rate environment. For additional information, including the historical financial impact of these updates, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Policyholder account balances.” Persistent low interest rates have impacted the margins of our fixed immediate annuity products. In 2019, 2018 and 2017, we performed loss recognition testing and determined that we had premium deficiencies in our fixed immediate annuity products primarily driven by the low interest rate environment. For additional information, including the historical financial impact of the premium deficiencies, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Future policy benefits.” Sustained low interest rates also adversely impact our long-term care insurance margin, which are sensitive to assumption changes, including future investment returns. If interest rates remain at historic lows, our future profitability and business would be adversely impacted.
Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that declines in interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we pay to policyholders and contractholders). We may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and some contracts have guaranteed minimum interest crediting rates. As a result of recent historic low interest rates, declines in our interest rate margin on these products have adversely impacted our business and profitability.
During periods of increasing market interest rates, we may increase crediting rates on interest-sensitive in-force products, such as universal life insurance and fixed annuities. Rapidly rising interest rates may lead to increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals.
In our U.S. mortgage insurance business, declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages in the United States, resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates historically have also contributed to home price appreciation, which may provide borrowers in the United States with the option of cancelling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. These cancellations could have a material adverse effect on the results of our U.S. mortgage insurance business.
In both the United States and international mortgage markets, rising interest rates generally reduce the volume of new mortgage originations. A decline in the volume of new mortgage originations would have an adverse effect on our new insurance written. Rising interest rates also can increase the monthly mortgage payments for insured homeowners with adjustable rate mortgages (“ARMs”) that could have the effect of increasing default rates on ARM loans, thereby increasing our exposure on our mortgage insurance policies. This is particularly relevant in our international mortgage insurance businesses where ARMs and shorter-term fixed rate loans are the predominant mortgage products. Higher interest rates can lead to an increase in defaults as borrowers at risk of default will find it harder to qualify for a replacement loan.

Interest rate fluctuations could have an adverse effect on our investment portfolio, by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates our reinvestment risk. Low interest rates reduce the returns we earn on the investments that support our obligations under long-term care insurance, life insurance and annuity products, which increases reinvestment risk and reduces our ability to achieve our targeted investment returns. The pricing and expected future profitability of these products are based in part on expected investment returns. Generally, life and long-term care insurance products are expected to initially produce positive cash flows as customers pay periodic premiums, which we invest as they are received. The premiums, along with accumulated investment earnings, are needed to pay claims, which are generally expected to exceed premiums in later years. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products and may increase hedging costs on our in-force block of variable annuity products. Given the average life of our assets is shorter than the average life of the liabilities on these products, our reinvestment risk is also greater in low interest rate environments as a significant portion of cash flows used to pay benefits to our policyholders and contractholders comes from investment returns. During periods of increasing interest rates, market values of lower-yielding assets will decline resulting in unrealized losses on our investment portfolio. In addition, our interest rate hedges could decline which would require us to post additional collateral with our derivative counterparties. Posting additional collateral could materially adversely affect our financial condition and results of operations by reducing our liquidity and net investment income, to the extent that the additional collateral posting requires us to invest in higher-quality, lower-yielding investments.
A low interest rate environment also negatively impacts the sufficiency of our margins on both our DAC and PVFP. If interest rates remain at historic lows for a prolonged period, it could result in an impairment of these assets, and may reduce funds available to pay claims, including life and long-term care insurance claims, requiring an increase in our reserve liabilities, which could be significant. In addition, certain statutory capital requirements for our U.S. life insurance companies are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support amounts of statutory reserves in these companies. Interest rate fluctuations could also impact our capital or solvency ratios in our international mortgage insurance business where the required or available capital could be adversely impacted by increases in interest rates.
In 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from the London Interbank Offered Rate (“LIBOR”), with its full elimination to occur after 2021. We have LIBOR-based derivative instruments and investments. Regulatory and industry initiatives to eliminate LIBOR as an interest rate benchmark may create uncertainty in the valuation of our LIBOR-based derivative instruments and investments. In addition, our floating rate junior subordinated notes, due 2066, are indexed to LIBOR. At this time, we cannot predict the ultimate impact the elimination of LIBOR will have on financial markets, nor our investment valuations, hedge accounting, long-term borrowings and liquidity; however, it is possible it could adversely impact our derivative instruments and our investment portfolio and we may be unable to negotiate or amend our existing contracts with terms that are favorable to us. See “Part II—Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investments and Derivative Instruments” for additional information about the transition from LIBOR.
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
In the United States, we have experienced previous economic slowdowns where we saw a pronounced weakness in the housing market, as well as declines in home prices. The slowdown and the resulting impact on the housing market drove historic levels of delinquencies. The largest portion of loss reserves within our U.S. mortgage insurance business reside in policy years 2005 through 2008, the last time period of distinct housing weakness in the United States. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in years prior to 2015. Any delays in foreclosure processes from these policy years could cause our losses to increase as expenses are accrued for longer periods or if the value of foreclosed homes further decline during such delays. If we experience an increase in the number or the cost of delinquencies that is higher than expected, our financial condition and results of operations could be adversely affected.
In the past, low commodity prices, particularly oil, have resulted in a rise in unemployment in countries and certain regions within those countries where we conduct business. The adverse economic conditions in these countries and certain regions within those countries could deteriorate like we have experienced in the past which could impact the broader economies in those countries as well as the global economy, resulting in higher delinquencies as well as declines in home prices, which could have an unfavorable impact on the results of our operations for those businesses affected.
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

Insurance regulatory authorities in the United States and internationally have broad administrative powers, which at times, are coordinated and communicated across regulatory bodies. These administrative powers include, but are not limited to:
•	licensing companies and agents to transact business;

•	calculating the value of assets and determining the eligibility of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating discrimination in pricing and coverage terms and unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing and revising statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving premium increases and associated benefit reductions;

•	evaluating enterprise risk to an insurer;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates;

•	regulating the types, amounts and valuation of investments;

•	restricting the types of insurance products that may be offered; and

•	imposing insurance eligibility criteria.

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
For a further discussion of certain current investigations and proceedings in which we are involved, particularly the case captioned “
AXA S.A. v. Genworth Financial International Holdings, LLC et al.,”
see note 21 in “Part II—Item 8—Financial Statements and Supplementary Data.” Significant cash demands are being asserted under this case and it is possible we may be ordered to pay large settlements under final court ruling. In addition, any payments to AXA would be made in British pound sterling, also exposing us to changes in foreign exchange rates. See “—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” for additional risks related to our liquidity. We cannot assure you that these investigations and proceedings will not have a material adverse effect on our liquidity, business, financial condition or results of operations. It is also possible that we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or legal proceedings could result in new legal precedents and industry-wide regulations or practices that could materially adversely affect our business, financial condition and results of operations.
An adverse change in our regulatory requirements, including risk-based capital, could have a material adverse impact on our results of operations, financial condition and business.
Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, or the addition of state regulatory supervision, rehabilitation, seizure or liquidation. As of December 31, 2019, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. However, the RBC ratio of our U.S. life insurance subsidiaries has declined over the past few years as a result of statutory losses driven by the declining performance of the business and increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews particularly in our long-term care and life insurance businesses. Any future statutory losses would decrease the RBC ratio of our U.S. life insurance subsidiaries. We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force rate actions as a source of earnings and capital. We may see variability in statutory results and a further decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force rate actions versus when the benefits from the in-force rate actions (including premium rate increases and associated benefit reductions) are fully realized in our financial results. Further declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
Our U.S. mortgage insurers are not subject to the NAIC’s RBC requirements but are required by certain states and other regulators to maintain a certain risk-to-capital ratio. In addition, PMIERs includes financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The failure of our U.S. mortgage insurance subsidiaries to meet their regulatory requirements, and additionally the PMIERs financial requirements, could limit our ability to write new business. For further discussion of the importance of financial requirements to our U.S. mortgage insurance subsidiaries, see “—If we are unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” and “—Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on our doing business and could have a material adverse impact on our results of operations.”
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
Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our financial condition and results of operations or significantly impact our business.
The requirements and practices of the GSEs impact the operating results and financial performance of approved insurers, including us. Changes in the charters or business practices of Freddie Mac or Fannie Mae could materially reduce the number of mortgages they purchase that are insured by us and consequently diminish the value of our business. The GSEs could be directed to make such changes by the FHFA, which was appointed as their conservator in September 2008 and has the authority to control and direct the operations of the GSEs.
With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the housing market. Congress may legislate, or the administration may implement through administrative reform, structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. Recently, there has been increased focus on and discussion of administrative reform independent of legislative action. The proposals vary with regard to the government’s role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. If any GSE reform is adopted, whether through legislation or administrative action, it could impact the current role of private mortgage insurance as a credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, business, financial condition and results of operations. In addition, the term of the former FHFA director expired in 2018, and a new director was confirmed in April 2019. The new director may implement different objectives with regard to the GSEs’ operations and activities. As a result of these matters, it is uncertain what role private capital, including mortgage insurance, will play in the U.S. residential housing finance system in the future or the impact any such changes could have on our business. Any changes to the charters or statutory authorities of the GSEs would require Congressional action to implement. Passage and timing of any comprehensive GSE reform or incremental change (legislative or administrative) is uncertain, making the actual impact on us and our industry difficult to predict. Any such changes that come to pass could have a significant impact on our business.
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSE’ mortgage credit risk to the private sector. This mandate builds upon the goals set in each of the last four years for the GSEs to increase the role of private capital by experimenting with different forms of transactions and structures. We have participated in credit risk transfer programs developed by Fannie Mae and Freddie Mac on a limited basis. In 2018, Freddie Mac and Fannie Mae announced the launch of limited pilot programs,
Integrated Mortgage Insurance (“
IMAGIN
”)
and
Enterprise Paid Mortgage Insurance (“
EPMI
”),
respectively, as alternative ways for lenders to sell to the GSEs loans with loan-to-value ratios greater than 80%. These investor-paid mortgage insurance programs, in which insurance is acquired directly by each GSE, have many of the same features and represent an alternative to traditional private mortgage insurance products that are provided to individual lenders. Participants in IMAGIN and EPMI are not subject to compliance with the current PMIERs, which may create a competitive disadvantage for private mortgage insurers if these pilot programs are expanded. To the extent these credit risk products evolve in a manner that displaces primary mortgage insurance coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of alternative credit risk transfer products, if any, that are developed to meet the goals established by the FHFA.
Freddie Mac and Fannie Mae also possess substantial market power, which enables them to influence our U.S. mortgage insurance business and the mortgage insurance industry in general. Although we actively monitor and develop our relationships with Freddie Mac and Fannie Mae, a deterioration in any of these relationships, or the loss of business or opportunities for new business, could have a material adverse effect on our financial condition and results of operations.
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
In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements as noted above, each GSE adopted PMIERs effective December 31, 2015. The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high loan-to-value mortgages. The GSEs may amend or waive PMIERs at their discretion, and also have broad discretion to interpret PMIERs, which could impact the calculation of our available assets and/or minimum required assets.

The amount of capital that may be required in the future to maintain the Minimum Required Assets, as defined in the current PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and FHFA as and after they are implemented; (ii) the future performance of the U.S. housing market; (iii) our generation of earnings in our U.S. mortgage insurance business, available assets and risk-based required assets, reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business; and (iv) our overall financial performance, capital and liquidity levels. Depending on our actual experience, the amount of capital required under PMIERs for our U.S. mortgage insurance business may be higher than currently anticipated. In the absence of a premium increase, if we hold more capital relative to insured loans, our returns will be lower. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability, on the other hand, to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More particularly, our ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset valuations
and requirement
changes
over time, is dependent upon, among other things: (i) our ability to complete reinsurance transactions on our anticipated terms and timetable, which are subject to market conditions, third-party approvals and other actions (including approval by regulators and the GSEs), and other factors which are outside of our control; and (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through reinsurance transactions. In addition, another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial or Genworth Holdings, which could materially adversely impact our business, shareholders and debtholders.
Our assessment of PMIERs compliance is based on a number of factors, including affiliate asset valuations under PMIERs and our understanding of the GSEs’ interpretation of the PMIERs financial requirements. Although we believe we have sufficient capital in our U.S. mortgage insurance business as required under PMIERs and we remain an approved insurer, there can be no assurance these conditions will continue. In addition, there can be no assurance we will continue to meet the conditions contained in the GSE letters granting PMIERs credit for reinsurance including, but not limited to, our ability to remain below a statutory risk-to-capital ratio of 18:1. The GSEs also reserve the right to reevaluate the credit for reinsurance available under PMIERs. If we are unable to continue to meet PMIERs requirements as interpreted or amended by the GSEs we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
Additionally, compliance with PMIERs requires us to seek the GSEs’ prior approval before taking many actions, including implementing certain new products or services or entering into inter-company agreements among others. PMIERs’ prior approval requirements could prohibit, materially modify or delay us in our intended course of action. Further, the GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance coverage for loans purchased by them, requiring us to modify our terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our financial position and operating results. It is possible the GSEs could, at their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the PMIERs in order for us to remain an approved insurer. Additional requirements or conditions imposed by the GSEs could limit our operating flexibility and the areas in which we may write new business.
Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on our doing business and could have a material adverse impact on our results of operations.
Certain states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to its level of risk in-force. While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25:1. If one of our U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, we would generally be required to immediately stop writing new business in the state until the insurer re-establishes the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until we establish an alternative source of underwriting capacity acceptable to the regulator. As of December 31, 2019 and 2018, GMICO’s risk-to-capital ratio was approximately 12.5:1. While it is our expectation that our U.S. mortgage insurance business will continue to meet its regulatory capital requirements, should GMICO in the future exceed required risk-to-capital levels, we would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.
The NAIC established the MGIWG to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the MGI Model. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; (vi) prohibitions on captive reinsurance arrangements; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” The MGIWG is currently working on the development of the mortgage guaranty insurance capital model, which is needed to determine the RBC and loan-level capital standards for the amended MGI Model. At this time, we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations or financial condition.
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
United States
In the United States, federal and state regulations affect the scope of our U.S. competitors’ operations, which has an effect on the size of the U.S. mortgage insurance market and the intensity of the competition in our U.S. mortgage insurance business. This competition includes not only other private mortgage insurers, but also U.S. federal and state governmental and quasi-governmental agencies, principally the FHA and the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. Decreases in the maximum loan amounts the GSEs will purchase or guarantee, increases in GSE fees or decreases in the maximum loan-to-value ratio for loans the GSEs will purchase can also reduce demand for private mortgage insurance. Legislative, regulatory or administrative changes could cause demand for private mortgage insurance to decrease. In addition, there is uncertainty surrounding the implementation of the Basel framework and whether its rules will be implemented in the United States. It is possible that its implementation could occur in the United States and its rules could discourage the use of mortgage insurance. See “—Basel Framework” below for further details.

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
Australia
In Australia, APRA regulates all ADIs and life, general and mortgage insurance companies. APRA also determines the minimum regulatory capital requirements for ADIs. APRA’s current regulations provide for reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer (which include our Australian mortgage insurance companies) for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from an ADI’s perspective. The capital levels for Australian IRB ADIs are determined by their APRA-approved IRB models, which may or may not allocate capital credit for LMI. APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk and we do not believe that the IRB ADIs currently benefit from an explicit reduction in their capital requirements for mortgages covered by mortgage insurance.
Under APRA rules, ADIs in Australia that are accredited as standardized, receive a reduced capital incentive for using mortgage insurance for high loan-to-value mortgage loans in Australia. ADIs that are considered to be advanced accredited and determine their own capital estimates, are currently working with the mortgage insurers and APRA to determine the appropriate level of incentive mortgage insurance to provide for high loan-to-value mortgage loans. The rules also provide that ADIs would be able to acquire mortgage insurance covering less of the exposure to the loan than existing requirements with reduced capital incentives. Accordingly, lenders in Australia may be able to reduce their use of mortgage insurance for high loan-to-value ratio mortgages or limit their use to the higher risk portions of their portfolios, which may have an adverse effect on our mortgage insurance business in Australia.
Uncertainty remains surrounding the implementation of the Basel framework. Final changes to the banking capital framework meant to address the Basel framework are expected to be announced by APRA in the first half of 2020 and finalized in the second half of 2020, with an effective date of January 1, 2022. It is too early to determine the ultimate impact these regulatory changes will have on our mortgage insurance business in Australia, but it is possible that its rules could discourage the use of mortgage insurance.
Basel Framework
In December 2017, the Basel Committee published the finalization of the post-crisis reforms to the Basel framework. Among other issues, the Basel Committee addressed variability in risk-weighted assets, including residential real estate. Currently national supervisors are considering how to implement these reforms. Because these reforms are not yet implemented by national supervisors, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement the Basel framework in a manner that does not reward lenders for using mortgage insurance on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be materially adversely affected.

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
On March 7, 2016, we suspended sales of our traditional life insurance products. While we are no longer writing new life insurance business, we cannot provide assurance that we will be able to continue to implement actions to mitigate the impacts of Regulations XXX or AXXX on our in-force term and universal life insurance products which are not currently part of reserve funding structures or which may be part of existing reserve arrangements and need refinancing.
Additionally, there may be future regulatory, tax or other impacts to existing reserve funding structures and/or future refinancing, which could require us to increase statutory reserves or incur higher operating and/or tax costs. For example, effective January 1, 2017, the NAIC adopted an amended version of AG 48, which was subsequently codified in the Term and Universal Life Insurance Reserve Financing Model Regulation. This regulation becomes effective when formally adopted by the states, however, it is not clear what additional changes or state variations may emerge as the states begin to adopt this regulation. As a result, there is the potential for additional requirements making it more difficult and/or expensive for us to mitigate the impact of Regulations XXX and AXXX. To date, four states have implemented the Term and Universal Life Insurance Reserve Financing Model Regulation, including Virginia, which is the state regulator for GLAIC, one of our principal life insurance subsidiaries.
Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our financial condition and results of operations.
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. In addition, the required adoption of future accounting and reporting standards may result in significant costs to implement. For example, new accounting guidance (that is not yet effective for us) related to long-duration insurance contracts and financial instruments will likely materially impact our financial position and could result in increased volatility in our results of operations, as well as other comprehensive income (loss). In addition, the implementation of these or other proposals could require us to make significant changes to systems and use additional resources, resulting in significant incremental costs to implement the proposals. See note 2 in “Part II—Item 8—Financial Statements and Supplementary Data” for additional details.

Liquidity, Financial Strength and Credit Ratings, and Counterparty and Credit Risks
Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.
We need liquidity to pay our operating expenses, interest on our debt, maturing debt obligations and to meet any statutory capital requirements of our subsidiaries. As of December 31, 2019, Genworth Holdings had approximately $3.1 billion of outstanding debt that matures between 2020 and 2066, including $0.4 billion and $0.7 billion that matures in February 2021 and September 2021, respectively. Debt with a principal balance of $397 million, that was originally scheduled to mature in June 2020, was early redeemed in January 2020. In addition, Genworth Holdings has an intercompany note due to GLIC on March 31, 2020 with a principal amount of $200 million.
Our existing cash resources are not sufficient to repay all outstanding debt as it becomes due, and therefore we will be required to rely on a combination of other potential liquidity sources to repay or refinance debt as it becomes due, including existing and future cash resources, new borrowings, and/or other potential sources of liquidity such as asset sales or issuing additional equity. Market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity on favorable terms or at all. Any failure to repay or refinance our debt as it becomes due would have a material adverse effect on our business, financial condition and results of operations.
In the absence of the transaction with China Oceanwide, we may need to pursue additional strategic asset sales, similar to the sale of Genworth Canada, to improve our financial stability and address our future debt maturities. Strategic asset sales could include transactions with respect to our U.S. mortgage insurance business and/or our mortgage insurance business in Australia. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. In addition, even if we are successful with additional strategic asset sales or other transactions, we could have potential adverse actions taken against us, including litigation.
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
We do not currently have a revolving credit facility at the Genworth Holdings level to provide liquidity. To the extent we need additional funding to satisfy our additional liquidity needs, there can be no assurance that we will be able to enter into a new credit facility on terms (or at targeted amounts) acceptable to us or at all.
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
We and Genworth Holdings each act as a holding company for our respective subsidiaries and do not have any significant operations of our own. Dividends from our respective subsidiaries, permitted payments to us under tax sharing and expense reimbursement arrangements with our subsidiaries and proceeds from borrowings are our principal sources of cash to meet our obligations. These obligations include operating expenses, interest and principal payments on current and future borrowings, and it might include further cash payments due under court order. See note 21 in “Part II—Item 8—Financial Statements and Supplementary Data” for additional details regarding asserted claims. If the cash we receive from our respective subsidiaries pursuant to dividends and tax sharing and expense reimbursement arrangements is insufficient to fund any of these obligations, or if a subsidiary is unable or unwilling for any reason to pay dividends to either of us, we or Genworth Holdings may be required to raise cash through, among other things, the incurrence of debt (including convertible or exchangeable debt), the sale of assets or the issuance of equity.
The payment of dividends and other distributions by our insurance subsidiaries is dependent on, among other things, the performance of the subsidiaries, corporate law restrictions, and insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by the insurance subsidiaries (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to policyholders or contractholders. Moreover, regulators that have governance over our Australian mortgage insurance subsidiaries may impose additional restrictions over such subsidiaries using the broad prudential authorities available to them. Courts typically grant regulators significant deference when considering challenges of an insurance company to a determination by insurance regulators to grant or withhold approvals with respect to dividends and other distributions.
Our liquidity and capital positions are highly dependent on the performance of our mortgage insurance subsidiaries and their ability to pay dividends to us as anticipated. Given the performance of our U.S. life insurance businesses, dividends will not be paid by these businesses for the foreseeable future. The evaluation of future dividend sources, including determining which businesses will provide such dividends, and our overall liquidity plans are subject to current and future market conditions, among other factors, which are subject to change.
In addition, as a public company that is traded on the ASX, Genworth Australia and its subsidiaries are subject to Australian securities laws and regulations, as well as the rules of the ASX. These applicable laws, regulations and rules include but are not limited to, obligations and procedures in respect of the equal and fair treatment of all shareholders of Genworth Australia. Although the board of directors of Genworth Australia is currently composed of a majority of Genworth designated directors, under Australian law each director has an obligation to exercise their powers and discharge their duties in good faith in the best interests of Genworth Australia and for a proper purpose. Accordingly, actions taken by Genworth Australia and its board of directors (including the payment of dividends to us) are subject to, and may be limited by, the laws, rules and regulations of the entity.
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

Over the last several years, the ratings of our holding companies and all of our U.S. life insurance subsidiaries, have been downgraded, placed on negative outlook and/or put on review for potential downgrade on various occasions. A ratings downgrade, negative outlook or review could occur (and has occurred) for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. We may be at risk of additional ratings downgrades in the future. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings, the announcement of a potential downgrade, negative outlook or review, or customer, investor, regulator or other concerns about the possibility of a downgrade, negative outlook or review, could have a material adverse effect on our results of operations, financial condition and business.
See “Item 1—Business—Ratings” for information regarding the current financial strength ratings of our principal insurance subsidiaries.
The direct or indirect effects of such adverse ratings actions or any future actions could include, but are not limited to:
•	ceasing and/or reducing new sales of our products or limiting the business opportunities we are presented with;

•	adversely affecting our relationships with distributors, including the loss of exclusivity under certain agreements with our independent sales intermediaries and distribution partners;

•	causing us to lose key distributors that have ratings requirements that we may no longer satisfy (or resulting in our renegotiation of new, less favorable arrangements with those distributors);

•	requiring us to modify some of our existing products or services to remain competitive, or introduce new products or services;

•	materially increasing the number or amount of policy surrenders, withdrawals and loans by contractholders and policyholders;

•	requiring us to post additional collateral for our derivatives or hedging agreements tied to the ratings of our holding companies;

•	requiring us to provide support, or to arrange for third-party support, in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance, securitization and other agreements, or otherwise securing our commercial counterparties for the perceived risk of our financial strength;

•	adversely affecting our ability to maintain reinsurance or obtain new reinsurance or obtain it on reasonable pricing and other terms;

•	limiting our ability to enter into new derivative transactions thereby increasing additional asset adequacy or other statutory reserves and lowering statutory capital, reducing our financial flexibility;

•	increasing the capital charge associated with affiliated investments within certain of our U.S. life insurance businesses thereby lowering capital and RBC of these subsidiaries and negatively impacting our financial flexibility;

•	regulators requiring certain of our subsidiaries to maintain additional capital, limiting thereby our financial flexibility and requiring us to raise additional capital;

•	adversely affecting our ability to raise capital;

•	increasing our cost of borrowing and making it more difficult to borrow in the public debt markets or enter into a credit agreement; and

•	making it more difficult to execute strategic plans to effectively address our current business challenges.

Under PMIERs, the GSEs have substantially revised their eligibility requirements and no longer primarily base such requirements on maintenance of specific ratings levels. In lieu of ratings criteria, the GSEs, under PMIERs, have adopted new financial requirements. See “—If we are unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” for additional information regarding the requirements under PMIERs. However, under PMIERs, the GSEs now require maintenance of at least one rating with a rating agency acceptable to the respective GSEs. Ratings downgrades that result in our inability to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our results of operations and financial condition. Further, our relationships with our mortgage insurance customers may be adversely affected by the ratings assigned to our holding company or other operating subsidiaries which could have a material adverse effect on our business, financial condition and results of operations.
Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our results of operations and financial condition.
We routinely execute reinsurance and derivative transactions with reinsurers, brokers/dealers, commercial banks, investment banks and other institutional clients to mitigate our risks in various circumstances and to hedge various business risks. Many of these transactions expose us to credit risk in the event of default of our counterparty or client or change in collateral value. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot be sure that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. Collateral is often posted by the counterparty to offset this risk, however, we bear the risk that the collateral declines in value or otherwise is inadequate to fully compensate us in the event of a default. We also enter into a variety of derivative instruments, including options, swaps, forwards, and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, and collateral posted, if any, is inadequate, our hedges of the related risk will be ineffective. In addition, if we trigger downgrade provisions on risk-hedging or reinsurance arrangements, the counterparties to these arrangements may be able to terminate our arrangements with them or require us to take other measures, such as post additional collateral, contribute capital or provide letters of credit. We have agreed to new terms with almost all of our counterparties concerning our collateral arrangements given our ratings decline. In most cases, we have agreed to post excess collateral to maintain our existing derivative agreements. Beginning in 2018, we renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements entirely or replace them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold. In 2019, we successfully completed these negotiations and as a result, none of our insurance company master swap agreements have credit downgrade provisions. Although we believe this has allowed us to maintain effective hedging relationships with our counterparties, it has added additional strain on liquidity and collateral sufficiency. Furthermore, there is no assurance that we can maintain these current arrangements in the foreseeable future or at all. If counterparties exercise their rights to terminate transactions, we may be required to make cash payments to the counterparty based on the current contract value, which would hinder our ability to manage future risks.
We ceded to UFLIC our in-force structured settlements block of business issued prior to 2004, certain variable annuity business issued prior to 2004 and the long-term care insurance business
assumed from legal entities now a part of Brighthouse Life Insurance Company. UFLIC has established trust accounts for our benefit to secure its
obligations
under the reinsurance arrangements. GE is obligated to maintain UFLIC’s RBC above a specified minimum level pursuant to a Capital Maintenance Agreement. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, it could have a material adverse effect on our financial condition and results of operations. The loss of material risk-hedging or reinsurance arrangements could have a material adverse effect on our financial condition and results of operations.
Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.
We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal or interest payments they owe us. As of December 31, 2019, fixed maturity securities of $60.3 billion in our investment portfolio represented 81% of our total cash, cash equivalents, restricted cash and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations, our expected recoveries in the event of a default or circumstances that would require us to sell securities which have declined in value.
Operational Risks
If we are unable to retain, attract and motivate qualified employees or senior management, our results of operations, financial condition and business operations may be adversely impacted.
Our success is largely dependent on our ability to retain, attract and motivate qualified employees and senior management. We face intense competition in our industry for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance and other professionals. Our ability to retain, attract and motivate experienced and qualified employees and senior management has been more challenging in light of our financial difficulties, past announcements concerning expense reductions, as well as the demands being placed on our employees. In addition, our ability to attract, recruit, retain and motivate current and prospective employees may be adversely impacted by our proposed transaction with China Oceanwide, including from repeated delays in closing the transaction and the ensuing uncertainty. We cannot be sure we will be able to attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on results of operations, financial condition and business operations. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.
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
We have developed risk management programs that include risk appetite, limits, identification, quantification, governance, policies and procedures and seek to appropriately identify, monitor, measure, control, mitigate and report the types of risks to which we are subject. We regularly review our risk management programs and work to update them on an ongoing basis to be consistent with evolving global market practices. However, our risk management programs may not fully control or mitigate all of the risks we face in our business or anticipate all potential material negative events.

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
Management of operational, legal, franchise and global regulatory risks requires, among other things, methods to appropriately identify all such key risks, systems to record incidents and policies and procedures designed to detect, record and address all such risks and occurrences. Management of technology risks requires methods to ensure our systems, processes and people are maintaining the confidentiality, availability and integrity of our information, ensuring technology is enabling our overall strategy, and our ability to comply with applicable laws and regulations. If our risk management framework does not effectively identify, measure and control our risks, we could suffer unexpected losses or be adversely affected and that could have a material adverse effect on our business, results of operations and financial condition.
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
Our businesses depend on our relationships with our customers, and in particular, our relationships with our largest lending customers in our mortgage insurance businesses. Our customers place insurance with us directly on loans that they originate and they also do business with us indirectly, primarily in the United States, through purchases of loans that already have our mortgage insurance coverage. Our relationships with our customers may influence both the amount of business they do with us directly and also their willingness to continue to approve us as a mortgage insurance provider for loans that they purchase. Particularly in Australia where a large portion of our business is concentrated with a small number of customers, the loss of business from significant customers has had and could in the future have an adverse effect on the amount of new business we are able to write and consequently, our financial condition and results of operations. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.
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
As discussed in “Part I—Item 1—Business,” our mortgage insurance business in Australia is highly concentrated in a small number of key distribution partners, which increases our risks and exposure in the event one or more of these partners terminate or reduce their relationship with us. Any termination, reduction or material change in relationship with a key distribution partner could have a material adverse effect on our future sales for one or more products. In addition, mortgage insurance in Australia is not required on high loan-to-value loans; some lenders self-insure a portion of their originations. If our lending customers in this market increase the self-insurance or other alternatives to mortgage insurance, this could have an unfavorable impact on the amount of new business we are able to write and consequently, our financial condition and results of operations.
We distribute our products through a wide variety of distribution methods, including through relationships with key distribution partners (including lender customers of our mortgage insurance businesses). These distribution partners are an integral part of our business model. We are at risk that key distribution partners may merge, change their distribution model affecting how our products are sold, or terminate their distribution contracts or relationships with us. In addition, timing of key distributor adoption of our new product offerings may impact sales of those products. Some distributors have, and in the future others may, elect to terminate or reduce their distribution relationships with us for a variety of reasons, such as the result of our recent financial challenges (including adverse ratings actions). Likewise, in the future, other distributors may terminate or reduce their relationships with us as a result of, among other things, these challenges as well as future adverse developments in our business or adverse rating agency actions or concerns about market-related risks, commission levels or the breadth of our product offerings.
Competitors could negatively affect our ability to maintain or increase our market share and profitability.
Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, product investment returns, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Our financial challenges have adversely and directly impacted the competitiveness of our life, annuity and long-term care insurance businesses, and indirectly adversely impacted our mortgage insurance businesses. In addition, many competitors offer similar products and use similar distribution channels. The appointment of a receiver to rehabilitate or liquidate or take other adverse regulatory actions against a significant competitor could also negatively impact our businesses if such actions were to impact consumer confidence in industry products and services.
The U.S. private mortgage insurance industry is highly competitive. We believe the principal competitive factors in the sale of our products are price, reputation, customer relationships, financial strength ratings and service.
There are currently six active U.S. mortgage insurers, including us. Competition on price remains highly competitive. We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. We have reduced certain of our rates, which will reduce and has reduced our premium yield (net premiums earned divided by the average insurance in-force) over time as older mortgage insurance coverage with higher premium rates run off and new mortgage insurance coverage with lower premium rates are written.
By mid-2019, all U.S. mortgage insurers were offering proprietary risk-based pricing plans. As opposed to traditional rate card pricing, mortgage insurance premium rates in these risk-based pricing models are visible only to lenders and cannot be seen by competitors. U.S. mortgage insurance companies may view this lack of transparency as a means to gain market share by lowering price. Lack of pricing transparency could cause other U.S. mortgage insurance companies to respond in an outsized manner and cause further lowering of premiums. However, these pricing models also allow U.S. mortgage insurers to price risk more effectively and provide the ability to manage the credit risk and geographic makeup of their new insurance written.
In addition, not all of our U.S. mortgage insurance products have the same return on capital profile. Single premium insurance coverage, for instance, has been priced in the market at levels that currently generate lower lifetime premiums and require higher lifetime capital than monthly premium products. To the extent that some of our competitors are willing to set lower pricing and accept lower returns than we find acceptable, we may lose business opportunities, and this may affect our overall business relationship with certain customers. If we match lower pricing on these products, we will experience a similar reduction in returns on capital. Depending upon the degree to which we undertake or match such pricing practices, there may be a material adverse impact on our business, results of operations and financial condition.
One or more of our competitors may seek to capture increased market share by reducing pricing, offering alternative coverage and product options, loosening their underwriting guidelines or relaxing risk management policies, which could, in turn, improve their competitive positions in the industry and negatively impact our ability to achieve our business goals. Competition within the U.S. mortgage insurance industry could result in a loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses. If we are unable to compete effectively against our competitors and attract and retain our target customers, the revenue of our U.S. mortgage insurance business may be adversely impacted, which could adversely impact its growth and profitability.
We compete with government-owned and government-sponsored enterprises in our mortgage insurance businesses, and this may put us at a competitive disadvantage on pricing and other terms and conditions.
Our U.S. mortgage insurance business competes with the FHA and the VA, as well as certain local- and state-level housing finance agencies. Separately, the government-owned and government-sponsored enterprises, including Fannie Mae and Freddie Mac, compete with our U.S. mortgage insurance business through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets determines to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our financial condition and results of operations.
Our Australia mortgage insurance business competes with government-owned and government-sponsored funded programs and enterprises, in addition to lender captives and direct mortgage insurer competitors. These competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In the event that a government-owned or sponsored program or entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our financial condition and results of operations.
Our business could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Any material weaknesses in internal control over financial reporting, such as we have reported in the past, or any other failure to maintain effective disclosure controls and procedures could result in material errors in our financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, that would result in a material adverse impact on our financial condition.
Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our financial condition and results of operations.
Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our partners and other third-party service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. Despite the implementation of security and back-up measures, our computer systems and those of our partners and third-party service providers have been and may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.
Technology continues to expand and plays an ever increasing role in our business. While it is our goal to safeguard information assets from physical theft and cybersecurity threats, there can be no assurance that our information security will detect and protect information assets from these ever increasing risks. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, cybersecurity threats become expansive in nature. Confidentiality, integrity and availability of information are essential to maintaining our reputation, legal position and ability to conduct our operations. Although we have implemented controls and continue to train our employees, a cybersecurity event could still occur which would cause damage to our reputation with our customers, distributors and other stakeholders and could have a material adverse effect on our business, financial condition or results of operations.
We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security of those systems, including computers or mobile devices. Anyone who is able to circumvent our security measures and penetrate our computer systems or misuse authorized access could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable information, personal health information and proprietary business information. Our employees, distribution partners and other vendors use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged, and therefore subject to the same risks as our other computer systems. In addition, an increasing number of states and foreign countries require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a security breach results in the inappropriate disclosure of personally identifiable information. We have experienced occasional, actual or attempted breaches of our cybersecurity, although to date none of these breaches has had a material effect on our business, operations or reputation. Any compromise of the security of our computer systems or those of our partners and third-party service providers that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.
The area of cybersecurity has come under increased scrutiny in recent years, with various countries, government agencies and insurance regulators introducing and/or passing legislation in an attempt to safeguard personal information from the escalating cybersecurity treats. For additional details, see “Item 1. Business
—
Regulation
—
Other Laws and Regulations
—
Cybersecurity.”
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

Insurance and Product-Related Risks
Our financial condition, results of operations, long-term care insurance products and/or our reputation in the market may be adversely affected if we are unable to implement premium rate increases and associated benefit reductions on our in-force long-term care insurance policies by enough or quickly enough; and the premium rate increases and associated benefit reductions currently being implemented, as well as any future in-force rate actions, may lower product demand.
The continued viability of our long-term care insurance business, as well as that of GLIC and GLICNY, is based on our ability to obtain significant premium rate increases and associated benefit reductions on our in-force long-term care insurance products, as warranted and actuarially justified. The adequacy of our current long-term care insurance reserves also depends significantly on certain assumptions regarding our ability to successfully execute our in-force management rate action plan through premium rate increases and associated benefit reductions. We include assumptions for future in-force rate actions, which includes assumptions for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed), in our determination of loss recognition testing of our long-term care insurance reserves under U.S. GAAP and asset adequacy testing of our statutory long-term care insurance reserves.
Although the terms of our long-term care insurance policies permit us to increase premiums under certain circumstances during the premium-paying period, these increases generally require regulatory approval, which can often take a long time to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states are considering adopting long-term care insurance rate increase legislation that would further limit increases in long-term care insurance premium rates beyond the rate stability legislation previously adopted in certain states, which would adversely impact our ability to achieve anticipated rate increases. Some states have refused to approve actuarially justified rate actions and as of December 31, 2019, we were in litigation with one state that has refused to approve actuarially justified rate increases.
We will not be able to realize our future premium rate increases and associated benefit reductions in the future if we cannot obtain the required regulatory approvals. In this event, we would have to increase our long-term care insurance reserves by amounts that would likely be material and would result in a material adverse impact. Moreover, we may not be able to sufficiently mitigate the impact of unexpected adverse experience through premium rate increases and associated benefit reductions. Given our recent operating performance in our long-term care insurance business and the ongoing pressure to earnings from higher incurred claims, absent the future premium rate increases and associated benefit reductions, our results of operations, capital levels, RBC and financial condition would be materially adversely affected. In addition, if the timing of our future premium rate increases and associated benefit reductions takes longer to achieve than originally assumed, we would likely record higher reserves with no offsetting premiums and associated benefit reductions from in-force rate actions to mitigate the negative impact, which would likely result in an operating loss for our long-term care insurance business.
Rate increases by us or our competitors could also adversely affect our reputation in the markets in which we operate, adversely impact our ability to continue to market and sell new long-term care insurance products, make it more difficult for us to obtain future premium rate increases and associated benefit reductions and adversely impact our ability to retain existing policyholders and agents. Policyholders may be unwilling or unable to pay the increased premium rates we will seek to charge. We cannot predict how our policyholders (or potential future policyholders), agents, competitors and regulators may react to any in-force rate increases, nor can we predict if regulators will approve requested in-force rate increases. We may also be forced to stop selling our long-term care insurance products in markets where we cannot achieve satisfactory in-force rate increases. For example, as of December 31, 2019, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force policies which could result in an adverse impact to our reputation.

Reinsurance may not be available, affordable or adequate to protect us against losses.
As part of our overall risk and capital management strategy, we have historically purchased reinsurance from external reinsurers as well as provided internal reinsurance support for certain risks underwritten by our various business segments. These reinsurance arrangements enable our businesses to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our statutory capital position and manage risk to within our tolerance level. Some of these reinsurance arrangements are indefinite, but others require periodic renewals (such as reinsurance contracts in Australia). For these arrangements, at the end of the base term, we can elect a runoff term to continue coverage, with reducing amounts of regulatory capital benefits, or attempt to negotiate a renewal. The availability and cost of reinsurance protection are impacted by our operating and financial performance, including ratings, as well as conditions beyond our control. For example, our financial challenges and adverse rating actions may reduce the availability of certain types of reinsurance and make it more costly when it is available, as reinsurers are less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain new reinsurance or renew existing reinsurance arrangements on acceptable terms, or at all, which could increase our risk and adversely affect our ability to write future business or obtain statutory capital credit for new reinsurance or could require us to make capital contributions to maintain regulatory capital requirements. See “—If we are unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
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
We provide mortgage insurance primarily for high loan-to-value mortgages. Factors that could lead to a decrease in the volume of high loan-to-value mortgage originations include, but are not limited to:
•	an increase in the level of home mortgage interest rates and, in the United States, a reduction or loss of mortgage interest deductibility for federal income tax purposes;
•	implementation of more rigorous mortgage lending regulation, such as under APRA Prudential Practice Guides in Australia and Australia Securities and Investment Commission responsible lending guidance;
•	a decline in economic conditions generally, or in conditions in regional and local economies;
•	the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;
•	an increase in the price of homes relative to income levels;
•	adverse population trends, including lower homeownership rates;
•	high rates of home price appreciation, which for refinancings affect whether refinanced loans have loan-to-value ratios that require mortgage insurance; and
•	changes in government housing policy encouraging loans to first-time home buyers.
A decline in the volume of high loan-to-value mortgage originations would reduce the demand for mortgage insurance and, therefore, could have a material adverse effect on our financial condition and results of operations.
In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 88% of our U.S. gross premiums earned in each of the years ended December 31, 2019, 2018 and 2017 were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the United States generally permit a homeowner to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:
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
Our U.S. policy flow persistency rates were 78%, 84% and 82% for the years ended December 31, 2019, 2018 and 2017, respectively. A decrease in persistency in the U.S. market generally would reduce the amount of our insurance in-force and could have a material adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A, ARMs and certain 100% loan-to-value loans, could have a material adverse effect if claims generated by such products remain elevated or increase.
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
The degree to which lenders or borrowers may select these alternatives now, or in the future, is difficult to predict. As one or more of the alternatives described above, or new alternatives that enter the market, are chosen over mortgage insurance, our revenues could be adversely impacted. The loss of business in general or the specific loss of more profitable business could have a material adverse effect on our results of operations and financial condition.
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
Genetic testing research and discovery is advancing at a rapid pace. Though some of this research is focused on identifying the genes associated with rare diseases, much of the research is focused on identifying the genes associated with an increased risk of various diseases such as diabetes, heart disease, cancer and Alzheimer’s disease. Diagnostic testing utilizing various blood panels or imaging techniques, including the use of artificial intelligence, may allow clinicians to detect similar diseases during an earlier treatment phase and prescribe more acute medicine. We believe that if an individual learns through such testing that they are predisposed to a condition that may reduce their life expectancy or increase their chances of requiring long-term care, they potentially will be more likely to purchase life and long-term care insurance policies or not permit their existing policy to lapse. In contrast, if an individual learns that they lack the genetic predisposition to develop the conditions that reduce longevity or require long-term care, they potentially will be less likely to purchase life and long-term care insurance products, but more likely to purchase certain annuity products and permit their life and long-term care insurance policies to lapse.
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
In addition to earlier diagnosis or knowledge of disease risk, medical advances may also lead to newer forms of preventive care which could improve an individual’s overall health and/or longevity. If this were to occur, the duration of payments made by us under certain forms of long-term care insurance policies or our annuity contracts would likely increase thereby reducing our profitability on those products.

Other Risks
The occurrence of natural or man-made disasters or a pandemic could materially adversely affect our financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and man-made disasters, including acts of terrorism and military actions and pandemics. For example, a natural or man-made disaster or a pandemic, such as coronavirus, could disrupt our computer systems and our ability to conduct or process business, as well as lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies, deposits into our investment products, and mortgage payments on loans insured by our mortgage insurance policies. They could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our insurance and investment products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance businesses. Disasters or a pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.
We provide mortgage insurance on homes in areas of Australia impacted by the bushfires that occurred in late 2019 and continued into the first quarter of 2020. Although we still do not know the ultimate impact the bushfires will have on our Australia mortgage insurance business, it is possible the affected areas may experience reduced economic activity, which could result in more borrowers defaulting on their loans and/or reduce new business activity for a period of time. Additionally, home values may decrease which could reduce the borrower’s willingness or ability to continue to make mortgage payments and loss mitigation efforts could be minimized.
We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could materially adversely affect our results of operations and financial condition.
We currently utilize significant deferred tax assets to offset taxable income. The extent to which we can utilize deferred tax assets may be limited for various reasons, including but not limited to changes in tax rules or regulations and if projected future taxable income becomes insufficient to recognize the full benefit of our NOL and foreign tax credit carryforwards. Additionally, our ability to fully use these tax assets could also be adversely affected if we have an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Section 382) in any three-year period. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by 5% shareholders, and issuances or redemptions of common stock by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. Accordingly, there can be no assurance that in the future we will not experience limitations with respect to recognizing the benefits of our NOL and foreign tax credit carryforwards for which limitations could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 1B.	Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC.
Item 2.	Properties
We own our headquarters facility in Richmond, Virginia, which consists of approximately 450,000 square feet in four buildings, as well as one facility in Lynchburg, Virginia with approximately 210,000 square feet. In addition, we lease one office space with approximately 100,000 square feet in Lynchburg, Virginia and another 200,000 square feet of office space in 6 locations throughout the United States. We also lease approximately 75,000 square feet in 6 locations outside the United States.
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
Market for Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” As of February 19, 2020, we had 286 holders of record of our Class A Common Stock.
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
Comparison of Cumulative Five Year Total Return

	2014	2015	2016	2017	2018	2019
Genworth Financial, Inc.	$100.00	$43.88	$44.82	$36.59	$54.82	$51.76
S&P 500 ®	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
S&P 500 Insurance Index	$100.00	$102.33	$120.32	$139.80	$124.13	$160.60
S&P MidCap 400 Index	$100.00	$97.82	$118.11	$137.30	$122.08	$154.07
S&P MidCap 400 Insurance Index	$100.00	$110.75	$139.69	$164.46	$161.55	$205.32

Dividends
In November 2008, to enhance our liquidity and capital position in the challenging market environment, our Board of Directors suspended the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors including our receipt of dividends from our operating subsidiaries, our financial condition and results of operations, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our debt obligations, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant. We cannot assure you when, whether or at what level we will resume paying dividends on our common stock.
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

The following table sets forth selected financial information. The selected financial information as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 has been derived from our audited consolidated financial statements, which are included elsewhere herewith. You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and the related notes which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions, except per share amounts)	2019	2018	2017	2016	2015
Consolidated Statements of Income Information
Revenues:
Premiums	$4,037	$3,994	$3,485	$3,679	$4,113
Net investment income	3,220	3,121	3,066	3,031	3,005
Net investment gains (losses)	50	(9)	137	35	(43)
Policy fees and other income	789	795	825	977	906

Total revenues	8,096	7,901	7,513	7,722	7,981

Benefits and expenses:
Benefits and operating expenses	7,143	7,508	7,120	7,510	7,964
Interest expense	239	256	266	319	401

Total benefits and expenses	7,382	7,764	7,386	7,829	8,365

Income (loss) from continuing operations before income taxes	714	137	127	(107)	(384)
Provision (benefit) for income taxes	195	70	(406)	202	(96)

Income (loss) from continuing operations	519	67	533	(309)	(288)
Income (loss) from discontinued operations, net of taxes (1)	11	230	394	242	(125)

Net income (loss)	530	297	927	(67)	(413)
Less: net income (loss) from continuing operations attributable to noncontrolling interests (2)	64	70	(80)	75	84
Less: net income from discontinued operations attributable to noncontrolling interests (3)	123	108	190	135	118

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817	$(277)	$(615)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$455	$(3)	$613	$(384)	$(372)
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(112)	122	204	107	(243)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817	$(277)	$(615)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.90	$(0.01)	$1.23	$(0.77)	$(0.75)

Diluted (4)	$0.89	$(0.01)	$1.22	$(0.77)	$(0.75)

	Years ended December 31,
(Amounts in millions, except per share amounts)	2019	2018	2017	2016	2015
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic (1)	$(0.22)	$0.24	$0.41	$0.22	$(0.49)

Diluted (1), (4)	$(0.22)	$0.24	$0.41	$0.22	$(0.49)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.68	$0.24	$1.64	$(0.56)	$(1.24)

Diluted (4)	$0.67	$0.24	$1.63	$(0.56)	$(1.24)

Weighted-average common shares outstanding: (5)
Basic	502.9	500.4	499.0	498.3	497.4

Diluted (4)	509.7	500.4	501.4	498.3	497.4

Cash dividends declared per common share	$—	$—	$—	$—	$—

	Years ended December 31,
(Amounts in millions)	2019	2018	2017	2016	2015
Selected Segment Information
Total revenues:
U.S. Mortgage Insurance	$978	$841	$772	$726	$665
Australia Mortgage Insurance	390	427	(40)	440	474
U.S. Life Insurance	6,438	6,318	6,471	6,250	6,545
Runoff	302	294	339	302	259
Corporate and Other	(12)	21	(29)	4	38

Total	$8,096	$7,901	$7,513	$7,722	$7,981

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance	$569	$490	$311	$249	$179
Australia Mortgage Insurance	59	70	(79)	65	103
U.S. Life Insurance	13	(348)	112	(146)	(253)
Runoff	39	13	61	25	(5)
Corporate and Other	(225)	(228)	208	(577)	(396)

Total	$455	$(3)	$613	$(384)	$(372)

Consolidated Balance Sheet Information
Total investments	$71,231	$65,546	$68,353	$67,000	$65,135
All other assets (6)	30,111	30,362	31,456	32,774	36,708
Assets held for sale (1)	—	5,015	5,488	4,884	4,588

Total assets	$101,342	$100,923	$105,297	$104,658	$106,431

Policyholder liabilities	$75,452	$73,216	$74,441	$73,652	$72,540
Non-recourse funding obligations	311	311	310	310	1,920
Long-term borrowings	3,277	3,707	3,878	3,858	4,257
All other liabilities	7,670	7,388	8,992	10,183	10,940
Liabilities held for sale (1)	—	2,112	2,348	2,188	2,137

Total liabilities	$86,710	$86,734	$89,969	$90,191	$91,794

Accumulated other comprehensive income (loss)	$3,433	$2,044	$3,027	$3,094	$3,010
Noncontrolling interests (2), (3)	$447	$1,739	$1,910	$1,823	$1,813
Total equity	$14,632	$14,189	$15,328	$14,467	$14,637

U.S. Statutory Financial Information (7)
Statutory capital and surplus (8)	$6,299	$5,303	$5,793	$5,575	$5,631
Asset valuation reserve	$516	$415	$381	$351	$339

(1)	We sold our Canadian mortgage insurance and lifestyle protection insurance businesses on December 12, 2019 and December 1, 2015, respectively. Each of these businesses was accounted for and reported as discontinued operations and their financial position and results of operations was separately reported for all periods presented.
See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.
On May 9, 2016, GMICO, our wholly-owned indirect subsidiary, sold our European mortgage insurance business, which was accounted for as held for sale and its financial position was separately reported for all periods presented.

(2)	Noncontrolling interests and net income (loss) from continuing operations attributable to noncontrolling interests relate to the third-party public ownership of our Australian mortgage insurance business. On May 21, 2014, Genworth Australia, a holding company for our Australian mortgage insurance business, completed an IPO of 220 million of its ordinary shares. Following completion of the initial offering, we beneficially owned 66.2% of the ordinary shares of Genworth Australia. On May 15, 2015, we sold 92.3 million of our shares in Genworth Australia at AUD$3.08 per ordinary share. Following completion of this offering, we beneficially own approximately 52.0% of the ordinary shares of Genworth Australia through subsidiaries. See note 23 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to noncontrolling interests.

(3)	Noncontrolling interests and net income from discontinued operations attributable to noncontrolling interests relate to the former third-party public ownership of our Canadian mortgage insurance business, which was reported as discontinued operations and sold on December 12, 2019. We completed an IPO of our former Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. We held approximately 57.0% of the outstanding common shares of our former Canadian mortgage insurance business on a consolidated basis through subsidiaries prior to the sale. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to discontinued operations.

(4)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2018, 2016 and 2015, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of 3.8 million, 2.0 million and 1.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2018, 2016 and 2015, dilutive potential weighted-average common shares outstanding would have been 504.2 million, 500.3 million and 499.0 million, respectively.

(5)	The calculation of diluted earnings per share is calculated using the treasury method.

(6)	We have several significant reinsurance transactions with UFLIC, an affiliate of GE, our former parent company, in which we ceded certain blocks of structured settlement annuities, variable annuities and long-term care insurance. As a result of these transactions, we transferred investment securities to UFLIC and recorded a reinsurance recoverable that was included in “all other assets.” For a discussion of this transaction, refer to note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

(7)	We derived the U.S. Statutory Financial Information from Annual Statements of our U.S. domiciled insurance company subsidiaries that were filed with the insurance departments in states where we are domiciled and were prepared in accordance with statutory accounting practices prescribed or permitted by the insurance departments in states where we are domiciled. These statutory accounting practices vary in certain material respects from U.S. GAAP.

(8)	Combined statutory capital and surplus for our U.S. domiciled insurance subsidiaries includes surplus notes issued by certain of our U.S. life captive insurance subsidiaries and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”
Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2019 and 2018. Other than our “Executive Summary of Financial Results” and “Consolidated Results of Operations,” which include comparative discussions between 2018 and 2017 that have been re-presented to reflect our former Canada mortgage insurance business as held for sale reported as discontinued operations, discussions of information related to 2017 and year-to-year comparisons between 2018 and 2017 are not included in this Form 10-K. Other than the aforementioned sections re-presented to reflect our former Canada mortgage insurance business reported as discontinued operations, comparative discussions between 2018 and 2017 can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Our financial information
The financial information in this Annual Report on Form 10-K has been derived from our consolidated financial statements.
Revenues and expenses
Our revenues consist primarily of the following:
•	U.S. Mortgage Insurance . The revenues in our U.S. Mortgage Insurance segment consist primarily of:

•	net premiums earned on U.S. mortgage insurance policies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio; and

•	fee revenues from contract underwriting services.

•	Australia Mortgage Insurance . The revenues in our Australia Mortgage Insurance segment consist primarily of:

•	net premiums earned on Australia mortgage insurance policies; and

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio.

•	U.S. Life Insurance . The revenues in our U.S. Life Insurance segment consist primarily of:

•	net premiums earned on individual and group long-term care insurance, individual term life insurance and single premium immediate annuities with life contingencies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolios; and

•	policy fees and other income, including surrender charges, mortality and expense risk charges, and other administrative charges.

•	Runoff . The revenues in our Runoff segment consist primarily of:

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolios; and

•	policy fees and other income, including mortality and expense risk charges, primarily from variable annuity contracts, and other administrative charges.

•	Corporate and Other . The revenues in Corporate and Other activities consist primarily of:

•	net premiums earned primarily on mortgage insurance policies in certain smaller international mortgage insurance businesses;

•	unallocated net investment income and net investment gains (losses); and

•	policy fees and other income from other businesses that are managed outside of our operating segments and eliminations of inter-segment transactions.

Our expenses consist primarily of the following:
•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

•	acquisition and operating expenses, including commissions, marketing expenses, legal expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);

•	amortization of DAC and other intangible assets;

•	interest and other financing expenses; and

•	income taxes.

We allocate corporate expenses to each of our operating segments using various methodologies, including based on the amount of capital allocated to each operating segment.
On December 22, 2017, the TCJA was signed into law. The TCJA reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning on January 1, 2018 and migrated the worldwide tax system to a territorial international tax system. Therefore, beginning on January 1, 2018 we taxed our international businesses at their local statutory tax rates and our domestic businesses at the new enacted tax rate of 21%. We allocate our consolidated provision for income taxes to our operating segments. Our allocation methodology applies the jurisdictional or domestic tax rate to the pre-tax income (loss) of the respective segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign withholding taxes and permanent differences between U.S. GAAP and local tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.

The effective tax rates disclosed herein are calculated using whole dollars. As a result, the percentages shown may differ from an effective tax rate calculated using rounded numbers.
Executive Summary of Financial Results
Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated. After-tax amounts assume a tax rate of 21%, except for 2017 which assumed a 35% tax rate.
2019 compared to 2018
•	We had net income available to Genworth Financial, Inc.’s common stockholders of $343 million and $119 million in 2019 and 2018, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $420 million in 2019 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $5 million in 2018.

•	Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $568 million and $490 million in 2019 and 2018, respectively. The increase was mainly from higher insurance in-force and an increase in investment income, partially offset by higher operating costs and an increase in losses largely from lower net benefits from cures and aging of existing delinquencies in 2019. The years ended December 31, 2019 and 2018 included favorable reserve adjustments of $18 million and $22 million, respectively, which were mostly associated with lower expected claim rates. The year ended December 31, 2019 also included a favorable adjustment of $11 million related to our single premium earnings pattern review.

•	Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $51 million and $76 million in 2019 and 2018, respectively. The decrease was largely driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations, partially offset by lower contract fees amortization in 2019.

•	Our U.S. Life Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $55 million and $376 million in 2019 and 2018, respectively.

•	Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $57 million in 2019 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $348 million in 2018. The increase to income in 2019 from a loss in 2018 was primarily attributable to $360 million of higher premiums and reduced benefits in 2019 from in-force rate actions approved and implemented, favorable impacts from benefit utilization rate updates and favorable development on prior year incurred but not reported claims. For more information on in-force rate actions see “—Significant Developments—U.S. Life Insurance.” These increases were partially offset by higher severity and frequency of new claims, unfavorable claim terminations driven in part by the updates from the 2018 claim reserve review and an increase in incremental reserves of $162 million recorded in connection with an accrual for profits followed by losses in 2019. Included in 2018 was higher claim reserves of $230 million due to the completion of our annual review of our claim reserves in the fourth quarter of 2018 (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). Also included in 2018 was a refinement to our estimate of unreported policy terminations, which resulted in an unfavorable reserve adjustment of $28 million.

•	The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business increased $74 million largely from higher lapses primarily associated with our large 20-year term life insurance block issued in 1999 entering its post-level premium period and the continued runoff of our life insurance products. The increase also included a more unfavorable unlocking of $16 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2019 compared to 2018 (see “—Critical Accounting Estimates” for additional information). These increases were partially offset by lower mortality in 2019 compared to 2018.

•	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $10 million in our fixed annuities business mainly attributable to $14 million of higher unfavorable charges in connection with loss recognition testing in our fixed immediate annuity products (see “—Critical Accounting Estimates—Future policy benefits” for additional information), partially offset by lower interest credited due to block runoff in 2019.

•	Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $56 million and $35 million in 2019 and 2018, respectively. The increase was predominantly from favorable equity market performance, which drove lower reserves and DAC amortization in 2019.

•
Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $200 million and $230 million in 2019 and 2018, respectively. The decrease was primarily related to lower operating costs and interest expense in 2019.

2018 compared to 2017
•	We had net income available to Genworth Financial, Inc.’s common stockholders of $119 million and $817 million in 2018 and 2017, respectively. In 2018, we reported an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $5 million compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $530 million in 2017.

•	Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $490 million and $311 million in 2018 and 2017, respectively. The increase was primarily from lower losses, which included a $22 million favorable reserve adjustment in 2018 principally from lower expected claim rates. The increase was also attributable to higher premiums due to an increase in mortgage insurance in-force, higher investment income and lower taxes in 2018. The year ended December 31, 2017 included a $10 million favorable reserve adjustment.

•	Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $76 million in 2018 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $88 million in 2017. The increase to income in 2018 from a loss in 2017 was primarily driven by a net unfavorable adjustment of $141 million from a review of our premium earnings pattern in 2017, which also resulted in higher earned premiums on our existing insurance in-force in 2018 (see “—Critical Accounting Estimates—Unearned premiums” for additional information). The increase was partially offset by lower net investment income in 2018.

•	Our U.S. Life Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $376 million in 2018 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $22 million in 2017. The decrease from income in 2017 to a loss in 2018 was principally related to our long-term care and life insurance businesses.

•
Our long-term care insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $348 million in 2018 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $59 million in 2017. The decrease to a loss in 2018 from income in 2017 was predominantly attributable to the completion of our annual review of our claim reserves in the fourth quarter of 2018 which resulted in higher claim reserves of $230 million (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). We also refined our estimate of unreported policy terminations, which resulted in an unfavorable reserve adjustment of $28 million in 2018. The decrease was also related to unfavorable existing claim performance from higher utilization of available benefits and lower terminations, as well as higher severity of new claims in 2018. These decreases were partially offset by higher premiums and reduced benefits in 2018 from in-force rate actions approved and implemented. For more information on in-force rate actions see “—Significant Developments—U.S. Life Insurance.”

•	The adjusted operating loss in our life insurance business increased $28 million primarily from higher ceded reinsurance and unfavorable mortality in our universal and term universal life insurance products.

•	Adjusted operating income in our fixed annuities business increased $37 million mainly attributable to $41 million of lower unfavorable charges in connection with loss recognition testing in our fixed immediate annuity products (see “—Critical Accounting Estimates—Future policy benefits” for additional information) and from lower interest credited in 2018. These decreases were partially offset by lower investment income in 2018.

•	Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $35 million and $51 million in 2018 and 2017, respectively. The decrease was primarily driven by unfavorable equity market performance and higher interest credited, partially offset by lower taxes and higher investment income in 2018.

•	Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $230 million in 2018 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $234 million in 2017. The decrease to a loss in 2018 from income in 2017 was primarily driven by changes resulting from the implementation of the TCJA in December 2017 that did not recur. In the fourth quarter of 2017, we recorded a net tax benefit of $456 million primarily attributable to a $258 million release of a valuation allowance, the impact from changes in the federal tax rates and the release of shareholder liability taxes. These decreases in 2017 were partially offset by higher transition taxes, $11 million of higher taxes associated with our tax allocation methodology, which was driven by the premium earnings pattern review in our Australia mortgage insurance business and other items. The year ended December 31, 2018 included lower operating costs, partially offset by higher interest expense.

Significant Developments
The periods under review include, among others, the following significant developments.
U.S. Mortgage Insurance
•
PMIERs compliance.
Our U.S. mortgage insurance business has been compliant with the original requirements under the PMIERs since its introduction into the private mortgage insurance industry in 2015. These requirements set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible to offer private mortgage insurance. On March 31, 2019, revisions to the original PMIERs became effective for our U.S. mortgage insurance business. The major revisions include the elimination of any credit for future premiums that had previously been allowed on insurance policies written in 2008 and earlier. Our U.S. mortgage insurance business had available assets of approximately 138% of the required assets under PMIERs as of December 31, 2019. The PMIERs sufficiency ratio was in excess of $1.0 billion of available assets above the requirements as of December 31, 2019. For additional information related to PMIERs, see “Item 1—Business—Regulation—Mortgage Insurance Regulation—Other U.S. regulation.”

•
Dividends paid.
Our U.S. mortgage insurance business paid a $250 million dividend in 2019. The evaluation of future dividends is subject to capital requirements of our U.S. mortgage insurance subsidiaries, capital needs of our holding companies and market conditions, among other factors, which are subject to change.

•
Market share.
Our U.S. mortgage insurance business increased its estimated market share during 2019 compared to 2018. Market share of our U.S. mortgage insurance business is influenced by the execution of its go to market strategy, including but not limited to, the market adoption of its proprietary risk-based pricing engine, GenRATE, and its selective participation in forward commitment transactions.

•
New insurance written
.
Our U.S. mortgage insurance business continues to grow its insurance in-force through higher new insurance written, which increased 56% in 2019 compared to 2018. This increase was primarily driven by a larger private mortgage insurance available market and an increase in estimated market share.

Australia Mortgage Insurance
•
Regulatory capital.
As of December 31, 2019, our Australia mortgage insurance business estimated its PCA ratio was approximately 191%, representing a decrease from 194% as of December 31, 2018. The decrease was principally driven by dividends paid and share repurchase activity exceeding earnings in 2019.

•
Premium earnings pattern review.
Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2019, which resulted in no changes to the earnings pattern adopted in the fourth quarter of 2017.

•
Impact from bushfires.
Certain areas of Australia have been impacted by bushfires that occurred in late 2019 and continued into the first quarter of 2020. Although we do not cover property damage and continue to monitor the effect of the bushfires, it is too early to determine the impacts on the housing market or economy, if any. At this time, we do not believe there will be a significant impact to our Australia mortgage insurance business, however, we will work with our lender customers to support borrowers who have been impacted.

U.S. Life Insurance
•
In-force rate actions in our long-term care insurance business.
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force rate action filings, we received 116 filing approvals from 29 states in 2019, representing a weighted-average increase of 41% on approximately $817 million in annualized in-force premiums, or approximately $334 million of incremental annual premiums. We also submitted 98 new filings in 37 states in 2019 on approximately $975 million in annualized in-force premiums.

•
Cumulative economic benefit from in-force rate actions
.
We estimate that since 2012 the cumulative economic benefit of our rate increases equals approximately $12.5 billion, on a net present value basis, of the total amount required under our multi-year in-force rate action plan in our long-term care insurance business. For additional information on the impact in-force rate actions have on loss recognition testing of our long-term care insurance business, see “—Critical Accounting Estimates—Future policy benefits.”

•
Completion of annual long-term care insurance claims assumption review
.
We conduct a detailed annual review of our claim reserve assumptions for our long-term care insurance business. In 2019 and 2017, we did not make any significant changes to the assumptions or methodologies. However, in 2018, we recorded a charge of $230 million to net income based upon the completion of our annual claims assumption review. See “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information.

•
Long-term care insurance margins
.
In the fourth quarter of 2019, we completed our annual assumption review for our long-term care insurance business and our U.S. GAAP margins remained in the same range as our 2018 margins. For additional information on reserves, see “—Critical Accounting Estimates—Future policy benefits.”

•
Completion of life insurance assumption review
. We completed our annual assumption reviews for our universal and term universal life insurance products. In the fourth quarter of 2019, as a result of the review, we recorded a $107 million unfavorable adjustment to net income in our universal and term universal life insurance products. The negative impact was primarily driven by the lower interest rate environment. In the fourth quarter of 2018, as a result of the review, we recorded a $91 million unfavorable adjustment to net income in our universal and term universal life insurance products. The negative impact was primarily driven by lower expected growth in interest rates and emerging mortality experience mostly in our term universal life insurance product. For additional information see “—Critical Accounting Estimates—Policyholder account balances.”

Liquidity and Capital Resources
•
Secured term loan repayment.
On December 12, 2019, Genworth Holdings repaid its senior secured term loan facility (“Term Loan”), which was originally closed on March 7, 2018 and was scheduled to mature in March 2023. Prior to the repayment, GFIH provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which was secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. Due to the sale of the underlying collateral, the Term Loan was required to be repaid upon the sale of Genworth Canada. A cash payment of $445 million was used to fully repay the outstanding principal and accrued interest of the Term Loan.

•
Redemption of Genworth Holdings’ June 2020 senior notes
.
On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020. The senior notes were fully redeemed with a cash payment of $409 million, comprised of the outstanding principal balance of $397 million, accrued interest of approximately $3 million and a make-whole premium of approximately $9 million.

•
Redemption of non-recourse funding obligations.
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont Life Insurance Company I (“Rivermont I”), our indirect subsidiary, redeemed all of its $315 million of outstanding non-recourse funding obligations due in 2050. The early redemption resulted in a pre-tax loss of $4 million from the write-off of deferred borrowing costs.

•	Intercompany note maturity . Genworth Holdings has an intercompany note due to GLIC on March 31, 2020 with a principal amount of $200 million that we expect to pay on or before maturity.

•
Redemption of Genworth Holdings’ May 2018 senior notes
.
On May 22, 2018, Genworth Holdings redeemed $597 million of its 6.52% senior notes that were issued in May 2008 and matured in May 2018 (the “May 2018 senior notes”). A cash payment of $616 million comprised of
net proceeds of $441 million from the Term Loan and $175 million of existing cash on hand was used to fully redeem the principal and accrued interest balance of the May 2018 senior notes.

•
Genworth Holdings’ bond consent solicitation
.
On October 4, 2018, Genworth Holdings completed a bond consent solicitation whereby it amended its senior notes indenture to clarify that GLAIC and the subsidiaries of GLIC, GLAIC and GLICNY are excluded from the class of subsidiaries for which a bankruptcy, insolvency or other similar proceeding would result in an event of default under the indenture. In the fourth quarter of 2018, we paid $11 million of total fees, which consisted of bond consent fees, broker, advisor and investment banking fees. The bond consent fees of $5 million were deferred and the remaining fees of $6 million were expensed in the fourth quarter of 2018.

Regulation and Taxes
•	The effective tax rate decreased to 27.3% for the year ended December 31, 2019 compared to 50.8% for the year ended December 31, 2018. The decrease in the effective tax rate was primarily attributable to higher pre-tax income in 2019. The higher pre-tax income in 2019 resulted in a lower impact to the effective tax rate from gains on forward starting swaps settled prior to the enactment of the TCJA and from foreign operations. See note 13 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

Dispositions
•
Completed sale of our Canada mortgage insurance business.
On December 12, 2019, we completed the sale of Genworth Canada, our former Canada mortgage insurance business, to Brookfield and received approximately $1.7 billion in net cash proceeds. During 2019, we recorded an after-tax loss of $121 million related to the sale. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to discontinued operations.

•
Sale of our lifestyle protection insurance business.
On December 1, 2015, we completed the sale of our lifestyle protection insurance business. In the fourth quarter of 2019, we recorded an after-tax loss of approximately $110 million primarily in connection with pending litigation involving two insurance companies that were part of the sale of the lifestyle protection insurance business. This amount is included in income (loss) from discontinued operations for the year ended December 31, 2019. We retained liabilities for certain claims, taxes and sales practices that occurred while we owned the lifestyle protection insurance business. We have established our current best estimates for these liabilities where we are able to estimate; however, there may be future adjustments to these estimates, including additional contingent liabilities, which are not currently recorded. See notes 21 and 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

Business trends and conditions
Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. We have described certain material trends and conditions in the relevant consolidated and segment discussions below.
Critical Accounting Estimates
The accounting estimates (including sensitivities) discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. The sensitivities included in this section involve matters that are also inherently uncertain and involve the exercise of significant judgment in selecting the factors and amounts used in the sensitivities. Small changes in the amounts used in the sensitivities or the use of different factors could result in materially different outcomes from those reflected in the sensitivities. For all of these accounting estimates, we caution that future events seldom develop as estimated and management’s best estimates often require adjustment.
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

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of December 31:

	2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$54,400	$—	$54,400	$—
Broker quotes	288	—	—	288
Internal models	5,651	—	1,748	3,903

Total fixed maturity securities	$60,339	$—	$56,148	$4,191

	2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$50,101	$—	$50,101	$—
Broker quotes	378	—	—	378
Internal models	5,110	—	1,623	3,487

Total fixed maturity securities	$55,589	$—	$51,724	$3,865

See notes 2, 4 and 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the valuation of fixed maturity securities and a description of the fair value measurement estimates and level assignments.
Other-than-temporary impairments on fixed maturity securities.
As of each balance sheet date, we evaluate fixed maturity securities in an unrealized loss position for other-than-temporary impairments. We consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected.
See notes 2 and 4 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to other-than-temporary impairments on fixed maturity securities.
Derivatives.
We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows. We also use derivative instruments to hedge certain currency exposures. Additionally, we purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from among other things: (i) changes in the fair value of derivatives not qualifying as accounting hedges; (ii) changes in the fair value of embedded derivatives required to be bifurcated from the related host contract; and (iii) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve. See notes 2, 5 and 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for an additional description of derivative instruments and fair value measurements of derivative instruments.
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

The amortization of DAC for traditional long-duration insurance products (including term life insurance, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premiums based on accepted actuarial methods and reasonable assumptions, including related to projected interest rates and investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, established when the contract or policy is issued. U.S. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing, also known as loss recognition testing, deems them to be inadequate. Amortization is adjusted each period to reflect actual lapses or terminations. Accordingly, we could experience accelerated amortization of DAC and a charge to net income if policies lapse or terminate earlier than originally assumed, or if we fail recoverability testing.
Amortization of DAC for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions including interest rates, policyholder persistency or lapses, insured mortality and expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2019, 2018 and 2017, key assumptions were unlocked in our U.S. Life Insurance and Runoff segments to reflect our current expectation of future investment spreads, lapse rates and mortality.
We review DAC for recoverability at least annually. For deferred annuity and universal life insurance contracts, if the present value of expected future gross profits is less than the unamortized DAC for a line of business, a charge to net income is recorded for additional DAC amortization. For traditional long-duration and short-duration contracts, if the benefit reserves plus the current estimate of expected future gross premiums and interest income for a line of business are less than the current estimate of expected future benefits and expenses (including any unamortized DAC), a charge to net income is recorded for additional DAC amortization or for increased benefit reserves. The evaluation of DAC recoverability is subject to inherent uncertainty and requires significant judgment and estimates to determine the present values of future premiums, estimated gross profits and expected benefits and expenses of our businesses.
The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization. For the years ended December 31, 2019, 2018 and 2017, assumptions were unlocked in our mortgage insurance businesses to reflect our current expectation of future persistency and loss projections.
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

The following table sets forth the increase (decrease) in amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2019	2018	2017
U.S. Life Insurance	$58	$(3)	$13
Australia Mortgage Insurance	—	—	(18)
Runoff	(2)	(2)	(2)

Total	$56	$(5)	$(7)

Impacts on DAC from assumption reviews
U.S. Life Insurance segment
In the fourth quarter of 2019, as part of our annual review of assumptions, we increased DAC amortization by $58 million in our universal and term universal life insurance products, reflecting updated assumptions primarily related to the lower interest rate environment.
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
Australia Mortgage Insurance segment
As part of our annual premium earnings pattern review, we decreased DAC amortization by $18 million in our mortgage insurance business in Australia in the fourth quarter of 2017. The review indicated an observed and expected continuation of a longer duration between policy inception and first-loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. The review resulted in a refinement of premium recognition factors and a cumulative adjustment that was applied retrospectively as of October 1, 2017. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged. See “—Unearned premiums” below for additional details on our Australian mortgage insurance business premium earnings pattern review.
Shadow accounting adjustments
In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the consolidated statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these shadow adjustments may reverse from period to period. As of December 31, 2019, due primarily to a decrease in interest rates increasing unrealized investment gains, we decreased the DAC balance with an offsetting amount recorded in other comprehensive income (loss). As of

December 31, 2018, due primarily to an increase in interest rates decreasing unrealized gains, we increased the DAC balance, with an offsetting amount recorded in other comprehensive income (loss). There was no impact to net income in 2019 or 2018.
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
We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2019 and 2018, we believe all of our businesses had sufficient future income, therefore, the related PVFP was recoverable based on our current best estimate of assumptions.
For the years ended December 31, 2019, 2018 and 2017, there were no charges to net income as a result of our PVFP recoverability testing.
See notes 2 and 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to PVFP.
Insurance liabilities and reserves
.
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
Many factors, and changes in these factors, can affect future experience including, but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and healthcare experience; policyholder persistency or lapses; insured mortality; insured morbidity; future premium rate increases and associated benefit reductions; expenses; and doctrines of legal liability and damage awards in litigation. Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserve levels, results of operations and financial condition. Moreover, we may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or other charges to policyholders (where we have the right to do so) or by offering benefit reductions as an alternative to increasing premiums.
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
In addition, as previously described, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the consolidated statements of comprehensive income and changes in equity. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these shadow adjustments may reverse from period to period. As of December 31, 2019, due primarily to a decrease in interest rates increasing unrealized investment gains, we increased the liability for future policy benefits and policyholder account balances with an offsetting amount recorded in other comprehensive income (loss).
Future policy benefits
The liability for future policy benefits is equal to the present value of expected future benefits and expenses, less the present value of expected future net premiums based on assumptions including projected interest rates and investment returns, health care experience, policyholder persistency or lapses, insured mortality, insured morbidity and expenses, all of which are locked-in at the time the policies are issued or acquired. In our long-term care insurance business, our assumptions used in loss recognition testing also include significant premium rate increases and associated benefit reductions that have been filed and approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed). The liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing using current assumptions based on the manner of acquiring, servicing and measuring the profitability of the insurance contracts. Loss recognition testing is generally performed at the line of business level, with acquired blocks and certain reinsured blocks tested separately. Changes in how we manage certain polices could require separate loss recognition testing and could result in future charges to net income. If loss recognition testing indicates a premium
deficiency, the liability for future policy benefits is measured using updated assumptions, which become the new locked-in assumptions utilized going forward unless another premium deficiency charge is recorded.
See notes 2 and 9 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to insurance reserves.
Long-term care insurance block, excluding our acquired block
We annually perform loss recognition testing for the liability for future policy benefits for our long-term care insurance products in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. The results of loss recognition testing are driven by changes to assumptions and methodologies primarily impacting claim termination rates, incidence and benefit utilization rates, as well as in-force rate actions. Claim termination rates refer to the expected rates at which claims end. Incidence rates represent the likelihood the policyholder will go on claim. Benefit utilization rates estimate how much of the available policy benefits are expected to be used.
Our assumption for future in-force rate actions is based on our best estimate of the rate increases we expect given our claim cost expectations and uses our historical experience from rate increase approvals. In addition, we review other assumptions, particularly related to lapse rates, morbidity, mortality improvement and expenses, and update these assumptions as appropriate.
In 2019 and 2018, the results of our loss recognition testing on our long-term care insurance block, excluding the acquired block, indicated that our DAC was recoverable and reserves were sufficient, with a margin of approximately $400 million to $700 million as of December 31, 2019 compared to approximately $300 million to $600 million as of December 31, 2018. The margin in 2019 included significant unfavorable updates for incidence, particularly on our newer products, and benefit utilization. We expect overall benefit utilization rates to decline each year as benefit pools grow, however, actual benefit utilization was unfavorable to this expectation which resulted in an unfavorable impact to our 2019 margin. These updates drove material changes to our in-force rate action plan. The margin reflected an assumption for future in-force rate actions (anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed) of approximately $7.6 billion in 2019 and approximately $6.2 billion in 2018. The increase in our future rate actions in 2019 was a result of new future unapproved in-force rate actions added (including newer products for which we have not previously filed rate actions), partially offset by in-force rate action approvals received during the year. A change in the expected amount of in-force rate actions would impact the results of our long-term care insurance margin testing, whereby any unexpected reduction in the amount of in-force rate actions would negatively impact our margins and could result in a premium deficiency.
We assume a static discount rate that is in line with our current portfolio yield. Our discount rate assumption for our long-term care insurance block, excluding the acquired block, was 5.39% and 5.30% in 2019 and 2018, respectively. This rate represents our expected investment returns based on the portfolio of assets supporting the net U.S. GAAP liability as of the calculation date and, therefore, excluded the impacts of qualifying hedge gains that are not currently amortizing. In the select sensitivities below, for both our long-term care insurance block excluding our acquired block and our acquired block, the 25 basis point decrease in the discount rate refers to a reduction in our portfolio yields. As of December 31, 2019 and 2018, the liability for future policy benefits associated with our long-term care insurance block, excluding the acquired block, was $24.1 billion and $21.6 billion, respectively.
The impact on our 2019 long-term care insurance loss recognition testing margin for select sensitivities were as follows:

(Amounts in millions)	Other Block (Excluding the Acquired Block)
Sensitivities on 2019 loss recognition testing:
5% relative increase in future claim costs	$(2,500)
Discount rate decrease of 25 basis points	$(1,100)
10% reduction in benefit of future in-force rate actions	$(760)

The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another. For example, the increases in claim costs do not include any offsetting impacts from potential future in-force rate actions. Any such offset from in-force rate actions would primarily impact our long-term care insurance block, excluding the acquired block.
Any future adverse changes in our assumptions could result in both the impairment of DAC associated with our long-term care insurance products as well as the establishment of additional future policy benefit reserves. Any favorable changes would result in additional margin in our loss recognition test and would result in higher income over the remaining duration of the in-force block. Our positive margin for our long-term care insurance block, excluding the acquired block, is dependent on our assumptions regarding our ability to successfully implement our in-force rate action
strategy involving premium rate increases and associated benefit reductions. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income as a loss
to the extent the margin was reduced below zero.
Profits followed by losses
With respect to our long-term care insurance block, excluding the acquired block, while loss recognition testing supports that in the aggregate our reserves are sufficient, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2033, by the amounts necessary to offset estimated losses during the periods that follow. Such additional reserves are updated each period and calculated based on our estimate of the amount necessary to offset the losses in future periods utilizing expected income and current best estimate assumptions based on actual and anticipated experience, consistent with our loss recognition testing. We adjust the accrual rate prospectively, over the remaining profit periods, without any catch-up adjustment. During the years ended December 31, 2019 and 2018, we increased our long-term care insurance future policy benefit reserves by $213 million and $8 million, respectively, to accrue for profits followed by losses. As of December 31, 2019, the total amount accrued for profits followed by losses was $323 million. The accrual is impacted by the pattern and present value of expected future losses and is updated annually at the time in which we perform loss recognition testing. During the fourth quarter of 2019, we updated our loss recognition testing assumptions, which included changes from our annual assumption review completed in the fourth quarter of 2019 as well as updates to our future in-force rate actions. Even though the 2019 total loss recognition testing margin was relatively consistent with the 2018 margin, our projected present value of expected future losses increased in 2019. The present value of expected future losses was approximately $2.0 billion and $1.1 billion as of December 31, 2019 and 2018, respectively. The increase in the present value of expected future losses was driven mostly by higher projected future claims, partially offset by future in-force rate actions. As of December 31, 2019, we estimate a factor of approximately 80% of those profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods. As of December 31, 2018, we estimated a factor of approximately 76% to ratably accrue additional future policy benefits. The increase in the factor was largely driven by the updated profit pattern from our annual assumption review completed in the fourth quarter of 2019 as well as updates to our future in-force rate actions. There may be future adjustments to this estimate reflecting any variety of new and adverse trends that could result in increases to future policy benefit reserves for our profits followed by losses accrual, and such future increases could possibly be material to our results of operations and financial condition and liquidity.
Acquired block of long-term care insurance
In 2014, we had a premium deficiency in our acquired block of long-term care insurance; therefore, our assumptions that were updated in connection with the premium deficiency have remained locked-in. These updated assumptions will remain locked-in unless, and until such time as, another premium deficiency occurs. Due to the premium deficiency that existed in 2014, we monitor our acquired block more frequently than annually.
In 2019, our acquired block of long-term care insurance had positive margin of approximately $100 million to $300 million, and approximately $200 million to $400 million in 2018. Our discount rate assumption was 7.00% and 7.02% in 2019 and 2018, respectively. As of December 31, 2019 and 2018, the liability for future policy benefits associated with our acquired block of long-term care insurance was $2.1 billion and $1.9 billion, respectively.
The impact on our 2019 long-term care insurance loss recognition testing margin for select sensitivities were as follows:

Acquired
(Amounts in millions)	Block
Sensitivities on 2019 loss recognition testing margin:
5% relative increase in future claim costs	$(100)
Discount rate decrease of 25 basis points	$(30)
10% reduction in benefit of future in-force rate actions	$—

The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another. For example, the increases in claim costs do not include any offsetting impacts from potential future in-force rate actions. Our acquired block would not benefit significantly from additional in-force rate actions as it is older, and therefore, there is a higher likelihood that adverse changes could result in additional losses on the block.
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
Term and whole life insurance
Similar to our long-term care insurance products, we annually perform loss recognition testing for the liability for future policy benefits for our term and whole life insurance products in the aggregate, excluding our acquired block, which is tested separately. The margin of our term and whole life insurance products has fluctuated over the years. As of December 31, 2019 and 2018, we had margin of approximately $200 million to $600 million and zero to $200 million, respectively, and a DAC balance of $1.2 billion and $1.3 billion, respectively, on our term and whole life insurance products, excluding the acquired block. If our margin is reduced below zero for our term and whole life insurance products, excluding our acquired block, we would amortize DAC up to the amount of DAC recorded on our balance sheet and if DAC was fully written off, establish additional future policy benefit reserves, either of which would result in a charge to net income (loss).
As of December 31, 2019 and 2018, we had margin of approximately $100 million to $400 million and zero to $300 million, respectively, and a PVFP balance of $74 million and $77 million, respectively, on our acquired block of term and whole life insurance products. If our margin is reduced below zero for our acquired block of term and whole life insurance products, we would amortize PVFP up to the amount of PVFP recorded on our balance sheet and if PVFP was fully written off, establish additional future policy benefit reserves, either of which would result in a charge to net income (loss).
The risks we face mostly include adverse variations in mortality and lapse assumptions. Adverse experience in one or all of these risks could result in the DAC associated with our term and whole life insurance products, excluding our acquired block and PVFP associated with our acquired block of term and whole life insurance products to no longer be fully recoverable as well as the required establishment of additional future policy benefit reserves. Any favorable variation would result in additional margin in our DAC and PVFP loss recognition analysis and would result in higher income recognition over the remaining duration of the in-force block. The sensitivities in the table below are changes that we consider to be reasonably possible given historical changes in market conditions and our experience with these products.
The impact on our 2019 term and whole life insurance loss recognition testing margin for select sensitivities were as follows:

(Amounts in millions)	Other Block (Excluding the Acquired Block)	Acquired Block	Total
Sensitivities on 2019 loss recognition testing:
2% higher mortality	$(70)	$(10)	$(80)
10% increase in lapses	$(520)	$(40)	$(560)

The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another.

Fixed immediate annuities
U.S. GAAP prohibits a change (or unlocking) of assumptions on traditional long-duration insurance products unless recoverability testing, also known as loss recognition testing, deems them to be inadequate. Due to the premium deficiency that existed in 2016, we perform loss recognition testing on our fixed immediate annuity products more frequently than annually. In 2016, a premium deficiency in our fixed immediate annuity products resulted in the write-off of the entire DAC balance associated with these products. Accordingly, the premium deficiencies that occurred subsequent to 2016 resulted in the establishment of additional future policy benefit reserves and were also reflected as a loss in net income.
Persistent low interest rates have
 impacted
, and continue to impact, the margins of our fixed immediate annuity products. In 2019, 2018 and 2017, we performed loss recognition testing and determined that we had premium deficiencies in our fixed immediate annuity products. In 2019, 2018 and 2017, we increased our future policy benefit reserves and recognized expenses of $39 million, $22 million and $89 million, respectively, as a result of loss recognition testing. The premium deficiency test results were primarily driven by the low interest rate environment and updated assumptions. The updated assumptions will remain locked-in until such time as we determine another premium deficiency exists. The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss in net income if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to net income, and would result in higher income recognition over the remaining duration of the in-force block.
The risks we face include adverse variations in interest rates, credit spreads and/or mortality. Adverse experience in one or all of these risks would result in the establishment of additional benefit reserves and would be immediately reflected as a loss in net income if our margin for this block is again reduced below zero. As of December 31, 2019, for our fixed immediate annuity products, we estimate that a 100 basis point reduction in interest rates from the December 31, 2019 level, or 2% lower mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in additional future policy benefit reserves and a loss recorded to net income of approximately $7 million or $24 million, respectively.
Policyholder account balances
The liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date for investment-type and universal and term universal life insurance contracts. We are also required to establish additional benefit reserves for guarantees or product features in addition to the contract value where the additional benefit reserves are calculated by applying a benefit ratio to accumulated contractholder assessments, and then deducting accumulated paid claims. The benefit ratio is equal to the ratio of benefits to assessments, accumulated with interest and considering both past and anticipated future claims experience, which includes assumptions for insured mortality, interest rates and policyholder persistency or lapses, among other assumptions.
We perform an annual review of assumptions for our universal and term universal life insurance products, typically in the fourth quarter. Our 2019, 2018 and 2017 tests resulted in an increase in the liability for policyholder account balances of $72 million, $119 million and $70 million, respectively, with a corresponding pre-tax
loss recorded to net income. The 2019 test results were principally driven by the lower interest rate environment. The 2018 and 2017 test results were predominantly impacted by emerging mortality experience, lower expected growth in interest rates and a prolonged low interest rate environment.
As of December 31, 2019 and 2018, we had DAC of $333 million and $577 million, respectively, and total policyholder account balances including reserves in excess of the contract value of $9.0 billion and $8.2 billion, respectively, related to our universal and term universal life insurance products. As of December 31, 2019, for our universal and term universal life insurance products, we estimate that a 100 basis point reduction in interest rates from the December 31, 2019 level, or 2% higher mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in a loss recorded to net income of approximately $60 million or $63 million, respectively. Adverse experience in persistency could also result in the DAC amortization associated with these products to be accelerated as well as the establishment of higher additional benefit reserves. Any favorable changes in these assumptions would result in lower DAC amortization as well as a reduction in the liability for policyholder account balances.
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
Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded through net income.
The following table sets forth our recorded liability for policy and contract claims by business as of December 31:

(Amounts in millions)	2019	2018
Long-term care insurance	$10,239	$9,516
Life insurance	248	243
U.S. mortgage insurance	233	296
Australia mortgage insurance	208	196
Fixed annuities	13	23
Runoff	9	14
Other mortgage insurance	8	7

Total liability for policy and contract claims	$10,958	$10,295

Long-term care insurance
The liability for policy and contract claims, also known as claim reserves, for our long-term care insurance products represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. Key assumptions include investment returns, health care experience, policyholder persistency or lapses, insured mortality, insured morbidity and expenses. Our discount rate assumption assumes a static discount rate in line with our current portfolio yield.
During the third quarter of 2019, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business but did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns and benefit utilization rates as we typically do each quarter. These updates in the third quarter of 2019 did not have a significant impact on claim reserve levels. As experience has emerged in the past, we have made resulting
changes
to our assumptions
 that have had a material impact on our results of operations and financial position. Our experience will continue to emerge and as a result there is a potential for future assumption reviews to result in further updates.

During the fourth quarter of 2018, we completed our annual review of our long-term care insurance claim reserve assumptions and methodologies. Based on this review, we updated several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions. The primary impact related to increasing later duration utilization assumptions for claims with lifetime benefits. As a result of this review, we increased our long-term care insurance claim reserves by $308 million and increased reinsurance recoverables by $17 million in the fourth quarter of 2018.
During the third quarter of 2017, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business and determined, based on our experience, no adjustments were required.
Mortgage insurance
Estimates of mortgage insurance reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions developed based on past experience and our expectation of future development. The estimates are determined using either a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques, or a case-based approach, in which each individual delinquent loan is reviewed and a best-estimate loss is determined based on the status of the insured loan and an estimation of net sale proceeds from the disposition of the mortgaged property. Assumptions also include provisions for loans within our delinquency inventory that will be rescinded or modified (collectively referred to as “loss mitigation actions”) based on the effects that such loss mitigation actions have had on our historical claim frequency rates, including an estimate for reinstatement of previously rescinded coverage. Each of these inherently judgmental assumptions is established in a respective geography based on historical and expected experience. We have established processes, as well as contractual rights, to ensure we receive timely information from loan servicers to aid us in the establishment of our estimates. In addition, when we have obtained sufficient facts and circumstances through our investigative process, we have the unilateral right under our master policies and at law to rescind coverage on the underlying loan certificate as if coverage never existed. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, loss reserves are not established for future claims on insured loans that are not currently in default.
Management reviews the loss reserves quarterly for adequacy, and if indicated, updates the assumptions used for estimating and calculating such reserves based on actual experience and our historical frequency of claim and severity of loss rates that are applied to the current population of delinquencies. Factors considered in establishing loss reserves include claim frequency patterns (reflecting the loss mitigation actions on such claim patterns), the aged category of the delinquency (i.e., age and progression of delinquency to claim), the severity of loss and loan coverage percentage. The establishment of our mortgage insurance loss reserves is subject to inherent uncertainty and requires judgment. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Our estimates could be adversely affected by several factors, including, but not limited to, a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings and an adverse change in the effectiveness of loss mitigation actions that could result in an increase in the frequency of expected claim rates. Our estimates are also affected by the extent of fraud and misrepresentation that we uncover in the loans that we have insured and the coverage upon which we have consequently rescinded or may rescind going forward. Our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be rescinded or modified, as well as estimates of the number of loans for which coverage may be reinstated under certain conditions following a rescission action.
In considering the potential sensitivity of the factors underlying management’s best estimate of our mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated delinquency-to-claim rate (“frequency”) or a relatively small percentage change in estimated claim amount

(“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. For example, based on our actual experience during the three-year period ended December 31, 2019 in our U.S. mortgage insurance business, a quarterly change of 3% in the average frequency reserve factor would change the gross reserve amount for such quarter by approximately $19 million for our U.S. mortgage insurance business. Based on our actual experience during 2019, a quarterly increase of $1,000 in the severity of our average reserves combined with a 1% change in the average frequency reserve factor would change the gross reserve amount by approximately $9 million for our mortgage insurance business in Australia based on current exchange rates.
Unearned premiums
. In our mortgage insurance business in Australia, the majority of our insurance contracts are single premium. We also have single premium insurance contracts in our U.S. mortgage insurance business, although these products make up a smaller portion of our product mix in the United States. The majority of our insurance contracts in our U.S. mortgage insurance business have recurring premiums, as discussed below. For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums, and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation, if not included in our expected earnings pattern. The expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical and expected experience. In our mortgage insurance business in Australia, we recognize unearned premiums over a period of up to 12 years, most of which are recognized between two and six years from issue date. The recognition of earned premiums for our mortgage insurance businesses involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We periodically review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period net income. Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates or our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion in Australia would result in a reduction in earned premiums of approximately $2 million in the first full year following the decline in flow new insurance written based on current pricing and expected pattern of risk emergence. However, this decline would be partially offset by the recognition of earned premiums from established unearned premium reserves primarily from the last three years of business.
As of December 31, 2019 and 2018, we had $1.9 billion and $2.0 billion, respectively, of unearned premiums, of which $1.0 billion and $1.1 billion, respectively, related to our mortgage insurance business in Australia and $0.4 billion related to our U.S. mortgage insurance business in each period. For the year ended December 31, 2019, we increased earned premiums and decreased unearned premiums by $14 million related to our single premium earnings pattern review in our U.S. mortgage insurance business. There were no adjustments to earned premiums in our mortgage insurance businesses for the year ended December 31, 2018. For the year ended December 31, 2017, we decreased earned premiums and increased unearned premiums by $468 million in our mortgage insurance business in Australia as a result of adjustments made to our expected pattern of risk emergence. Our annual premium earnings pattern review in 2017 indicated an observed and expected continuation of a longer duration between policy inception and first-loss event. This was primarily attributable to the economic downturn in mining regions, which comprised a large proportion of incurred losses in 2017, and a prolonged low interest rate environment resulting in robust housing markets in other parts of the country. The review resulted in a refinement of premium recognition factors and a cumulative adjustment that was applied retrospectively as of October 1, 2017. The application of the new premium earnings pattern only impacts the timing of our premium recognition, as the amount of total earned premiums recognized over the lifetime of the policies is unchanged.

Our expected pattern of risk emergence for our mortgage insurance businesses is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than expected loss development or policy cancellations could result in further material increases or decreases in the recognition of earned premiums depending on the magnitude of the difference between actual and expected experience. Additional loss development emergence and policy cancellation variations could result in further increases or decreases in unearned premiums and could impact operating results depending on the magnitude of variation experienced (assuming other assumptions held constant).
In our U.S. mortgage insurance business, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $4 million in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $90 million during the first full year, potentially offset by lower reserves due to policies no longer being in-force.
The remaining portion of our unearned premiums primarily relates to our long-term care insurance business where the underlying assumptions related to premium recognition are not subject to significant uncertainty. Accordingly, changes in underlying assumptions we consider reasonably possible for this business would not result in a material impact to premium recognition or our results of operations.
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
As of December 31, 2019, we had a net deferred tax asset of $425 million. We had a consolidated gross deferred tax asset of $129 million related to NOL carryforwards. In the United States, we had $519 million of federal NOL carryforwards as of December 31, 2019, the benefits of which were recognized in our consolidated financial statements, excluding the impacts of the valuation allowance related to state and foreign taxes of $347 million as of December 31, 2019. Foreign tax credit carryforwards amounted to $320 million as of December 31, 2019, which, if unused, will begin to expire in 2024.
Our ability to realize our net deferred tax asset of $425 million, which includes deferred tax assets related to NOL and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of the net operating losses and foreign tax credit carryforwards. This positive evidence includes the fact that: (i) we are currently in a cumulative three-year income position; (ii) our U.S. operating forecasts are profitable, which include: in-force premium rate increases and associated benefit reductions already obtained in our long-term care insurance business; and (iii) overall domestic losses that we have incurred are allowed to be reclassified as foreign source income which, along with future projections of foreign source income, is sufficient to cover the foreign tax credits being carried forward. After consideration of all available evidence, we have concluded that it is more likely than not that our deferred tax assets, with the exception of certain foreign net operating losses and state deferred tax assets for which a valuation allowance has been established, will be realized. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance that could have a material impact on our consolidated financial statements in future periods.
In 2017, we released $258 million of our valuation of allowance that was recorded in 2016 related to judgments regarding the future realization of certain foreign tax credits. In light of our 2017 financial projections, which included the impact of changes in U.S. tax legislation under the TCJA and improvements in business performance, mostly in our U.S. mortgage insurance business, as well as lower operating earnings volatility in our U.S. life insurance business, we believed that it is more likely than not that the benefits of these foreign tax credits would be realized (see “Regulation—Changes in tax law”). The financial projections did not include any benefits or aspects of the proposed transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership.
Contingent liabilities
.
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
We were named as defendants in a case captioned
AXA S.A. v. Genworth Financial International Holdings, LLC et al.,
in the High Court of Justice, Business and Property Courts of England and Wales. In this case, AXA alleges, among other items, that it has paid remediation to customers who purchased payment protection insurance from our former lifestyle protection insurance business we sold to AXA in 2015. In December 2019, following an adverse court ruling, we determined a loss was probable and recognized losses of approximately $143 million, including associated lawyer fees and expenses, in discontinued operations. In January 2020, we made an interim payment to AXA for approximately $134 million. To date, AXA has submitted to us invoices claiming aggregate losses of approximately $680 million including a tax gross-up, of which $134 million was paid in January 2020. AXA also is alleging that it is incurring losses on an ongoing basis and claimed amounts may increase further. At this time we are unable to estimate any additional loss, or amounts that may be due or demanded under court ruling and therefore, under U.S. GAAP, have not recognized any additional losses. See notes 21 and 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to contingent liabilities and pending litigation.

Consolidated
General Trends and Conditions
The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities. The U.S. and international financial markets in which we operate have been impacted by concerns regarding regulatory changes, global trade and modest global growth. During 2019, the global economy continued to improve and most countries in which we conduct business saw improved levels of gross domestic product (“GDP”) growth, particularly in the United States, which experienced better than expected GDP growth during most of 2019, driven in part by strong consumer spending. In spite of this better than expected 2019 results, many economic uncertainties remain, including global trade tensions, particularly between the U.S. and China, fluctuating oil and commodity prices, a negative inflation outlook and global growth concerns. Near-term inflation remains relatively stable but long-term forecasts indicate signs of volatility, which has resulted in a negative outlook. The U.S. Federal Reserve reduced interest rates three times in 2019; each reduction was a 25 basis point cut. The U.S. Federal Reserve does not project additional interest rate cuts in 2020 given the current economic outlook. Given this forecast, we expect interest rates will remain low as compared to historical norms. Likewise, we remain uncertain at the pace in which future interest rate decreases will occur and its ultimate impact on our businesses. The Reserve Bank of Australia also decreased its cash rate three times in 2019, each decrease representing a 25 basis point cut. The European Central Bank reduced interest rates by 10 basis points in 2019 and resumed its bond purchase program. For a discussion of the risks associated with interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability.” These accommodative monetary policies from the U.S. Federal Reserve and other non-U.S. central banks drove both domestic and foreign government bond yields lower during 2019. Bond yields stabilized in the fourth quarter of 2019 as central bank policies, positive economic data and global trade agreements progressed, resulting in an increase to the government yield curve at the end of 2019. Credit markets tightened in 2019 as the market recovered from spread widening in the fourth quarter of 2018, approaching post-crisis tight spreads at the end of 2019. Accommodative central bank policies, rebounding investor demand for bonds, and progress towards a trade agreement between the U.S. and China helped provide quick recoveries during brief periods of volatility throughout the year.
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
The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Revenues:
Premiums	$4,037	$3,994	$3,485	$43	1%	$509	15%
Net investment income	3,220	3,121	3,066	99	3%	55	2%
Net investment gains (losses)	50	(9)	137	59	NM (1)	(146)	(107)%
Policy fees and other income	789	795	825	(6)	(1)%	(30)	(4)%

Total revenues	8,096	7,901	7,513	195	2%	388	5%

Benefits and expenses:
Benefits and other changes in policy reserves	5,163	5,606	5,125	(443)	(8)%	481	9%
Interest credited	577	611	646	(34)	(6)%	(35)	(5)%
Acquisition and operating expenses, net of deferrals	962	943	957	19	2%	(14)	(1)%
Amortization of deferred acquisition costs and intangibles	441	348	392	93	27%	(44)	(11)%
Interest expense	239	256	266	(17)	(7)%	(10)	(4)%

Total benefits and expenses	7,382	7,764	7,386	(382)	(5)%	378	5%

Income from continuing operations before income taxes	714	137	127	577	NM (1)	10	8%
Provision (benefit) for income taxes	195	70	(406)	125	179%	476	117%

Income from continuing operations	519	67	533	452	NM (1)	(466)	(87)%
Income from discontinued operations, net of taxes	11	230	394	(219)	(95)%	(164)	(42)%

Net income	530	297	927	233	78%	(630)	(68)%
Less: net income (loss) from continuing operations attributable to noncontrolling interests	64	70	(80)	(6)	(9)%	150	188%
Less: net income from discontinued operations attributable to noncontrolling interests	123	108	190	15	14%	(82)	(43)%

Net income available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817	$224	188%	$(698)	(85)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$455	$(3)	$613	$458	NM (1)	$(616)	(100)%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(112)	122	204	(234)	(192)%	(82)	(40)%

Net income available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817	$224	188%	$(698)	(85)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2019 compared to 2018
Premiums.
Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life insurance, single premium immediate annuities and structured settlements with life contingencies.
•	Our U.S. Mortgage Insurance segment increased $110 million mainly attributable to higher insurance in-force and from higher policy cancellations in our single premium mortgage insurance product driven largely by mortgage refinancing, partially offset by lower average premium rates in 2019. The year ended December 31, 2019 also included a favorable adjustment of $14 million related to our single premium earnings pattern review.

•	Our Australia Mortgage Insurance segment decreased $61 million predominantly from portfolio seasoning and lower policy cancellations in 2019. The year ended December 31, 2019 included a decrease of $24 million attributable to changes in foreign exchange rates.

•	Our U.S. Life Insurance segment decreased $6 million. Our long-term care insurance business increased $22 million largely from $107 million of increased premiums in 2019 from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in 2019. Our life insurance business decreased $28 million mainly attributable to the continued runoff of our term life insurance products in 2019.

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
•	Our Runoff segment decreased $13 million principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in 2019.

•	Corporate and Other activities increased $5 million primarily related to gains from non-functional currency remeasurement transactions in 2019 compared to losses in 2018.

Benefits and other changes in policy reserves.
Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for long-term care insurance, life insurance, structured settlements and single premium immediate annuities with life contingencies, and claim costs incurred related to mortgage insurance products.
•
Our U.S. Life Insurance segment decreased $437 million. Our long-term care insurance business decreased $393 million principally related to a higher favorable impact of $357 million from reduced benefits in 2019 related to in-force rate actions approved and implemented. The decrease was also attributable to favorable impacts from benefit utilization rate updates and favorable development on prior year incurred but not reported claims. These decreases were partially offset by the aging of the in-force block (including higher frequency and severity of new claims), unfavorable claim terminations driven in part by the updates from the 2018 claim reserve review and an increase in incremental reserves of $205 million recorded in connection with an accrual for profits followed by losses in 2019. Included in 2018 was higher claim reserves of $291 million, net of reinsurance, related to the completion of our annual review of our claim reserves in the fourth quarter of 2018 (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). Also included in 2018 was a refinement to our estimate of unreported policy terminations, which resulted in an unfavorable reserve adjustment of $36 million. Our life insurance business decreased $29 million primarily attributable to a less unfavorable unlocking of $30 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2019 compared to 2018 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information). The decrease was also attributable to lower mortality in 2019 compared to 2018. Our fixed annuities business decreased $15 million largely attributable to lower interest credited due to block runoff, lower reserves in our fixed indexed annuity products driven mostly by favorable market performance and higher mortality. These decreases were partially offset by $17 million of higher reserves recorded in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of a decline in interest rates (see “—Critical Accounting Estimates—Future policy benefits” for additional information).

•	Our Runoff segment decreased $12 million primarily attributable to lower GMDB reserves in our variable annuity products due to favorable equity market performance in 2019.

•	Our Australia Mortgage Insurance segment decreased $6 million from changes attributable to foreign exchange rates in 2019. Excluding the effects of changes in foreign exchange rates, benefits and other changes in policy reserves increased primarily from higher reserves on new delinquencies, partially offset by favorable cure activity in 2019.

•	Our U.S. Mortgage Insurance segment increased $14 million primarily from lower net benefits from cures and aging of existing delinquencies and from less favorable reserve adjustments in 2019. We recorded $23 million of favorable reserve adjustments in 2019 compared to a $28 million favorable reserve adjustment in 2018. These adjustments were mostly associated with lower expected claim rates. These increases were partially offset by a lower average reserve on new delinquencies in 2019.

Interest credited.
Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.
•	Our U.S. Life Insurance segment decreased $42 million. The decrease in interest credited was due to our life insurance and fixed annuities businesses, which decreased $7 million and $35 million, respectively, primarily driven by a decline in average account values and lower crediting rates in 2019.

•	Our Runoff segment increased $8 million largely related to higher account values in our corporate-owned life insurance products in 2019.

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
•	Our U.S. Mortgage Insurance segment increased $22 million largely from higher operating costs driven mostly by increased sales in 2019.

•	Our U.S. Life Insurance segment increased $20 million. Our long-term care insurance business increased $7 million primarily related to higher general expenses and legal costs in 2019. Our life insurance business increased $14 million largely attributable to a net decrease in deferrals in 2019 reflecting recent lapse experience, partially offset by lower operating expenses in 2019 as a result of the continued runoff of our in-force block.

•	Our Australia Mortgage Insurance segment increased $4 million primarily related to higher operating expenses in 2019. The year ended December 31, 2019 included a decrease of $4 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $22 million mainly driven by lower employee-related expenses and operating costs in 2019.

•	Our Runoff segment decreased $5 million mainly from lower commissions in our variable annuity products in 2019.

Amortization of deferred acquisition costs and intangibles.
Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.
•	Our U.S. Life Insurance segment increased $115 million driven mostly by our life insurance business associated with higher lapses primarily from our large 20-year term life insurance block issued in 1999 entering its post-level premium period. The increase was also attributable to an unfavorable unlocking of $63 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2019 compared to a favorable unlocking of $4 million in 2018 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information).

•	Our Runoff segment decreased $15 million mainly related to lower DAC amortization in our variable annuity products principally from favorable equity market performance in 2019.

•	Our Australia Mortgage Insurance segment decreased $10 million largely from lower contract fees amortization in 2019.

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
Provision (benefit) for income taxes.
The effective tax rate was 27.3% and 50.8% for the years ended December 31, 2019 and 2018, respectively. The decrease in the effective tax rate was primarily attributable to higher pre-tax income in 2019. The higher pre-tax income in 2019 resulted in a lower impact to the effective tax rate from gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income and from foreign operations.
2018 compared to 2017
Premiums
•	Our Australia Mortgage Insurance segment increased $513 million predominantly from a review of our premium earnings pattern in 2017, which reduced our earned premiums by $468 million in 2017 and increased our earned premiums on our existing insurance in-force in 2018 (see “—Critical Accounting Estimates—Unearned premiums” for additional information). The increase was also attributable to a new structured insurance transaction and higher policy cancellations resulting from an initiative implemented in 2018 to more promptly identify loans that have been discharged or refinanced using newly available data.

•	Our U.S. Mortgage Insurance segment increased $51 million mainly attributable to higher average flow insurance in-force, partially offset by lower average rates on our mortgage insurance in-force in 2018.

•	Our U.S. Life Insurance segment decreased $55 million. Our long-term care insurance business increased $68 million largely from $70 million of increased premiums in 2018 from in-force rate actions approved and implemented and from a $60 million unfavorable correction in 2017 related to certain limited pay policies that had reached their paid up status that did not recur. These increases were partially offset by policy terminations in 2018. Our life insurance business decreased $123 million mainly attributable to higher ceded premiums in 2018 from new reinsurance treaties effective in December 2017 and the continued runoff of our term life insurance products in 2018.

Policy fees and other income
•	Our U.S. Life Insurance segment decreased $19 million mostly attributable to our life insurance business primarily as a result of a decline in our term universal and universal life insurance in-force blocks in 2018. The decrease was also related to an unfavorable unlocking of $7 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2018 compared to a favorable unlocking of $3 million in 2017. These decreases were partially offset by an $8 million unfavorable model refinement in 2017 that did not recur.

•	Our Runoff segment decreased $10 million principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in 2018.

Benefits and other changes in policy reserves
•	Our U.S. Life Insurance segment increased $536 million. Our long-term care insurance business increased $652 million principally from the completion of our annual review of our claim reserves in the fourth quarter of 2018 which resulted in higher claim reserves of $291 million, net of reinsurance (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). We also refined our estimate of unreported policy terminations, which resulted in an unfavorable reserve adjustment of $36 million in 2018. The increase was also attributable to higher reserves as a result of the aging of the in-force block (including higher frequency of new claims), unfavorable existing claim performance from higher utilization of available benefits and lower terminations, as well as higher severity of new claims in 2018. Our life insurance business decreased $35 million primarily attributable to higher ceded benefits in 2018 from new reinsurance treaties effective in December 2017, a $30 million unfavorable model refinement in 2017 that did not recur and lower mortality in our term life insurance products in 2018. These decreases were partially offset by a higher unfavorable unlocking of $39 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2018 compared to 2017 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information) and unfavorable mortality in our universal and term universal life insurance products in 2018. Our fixed annuities business decreased $81 million largely attributable to $67 million of lower reserves in connection with loss recognition testing in our fixed immediate annuity products (see “—Critical Accounting Estimates—Future policy benefits” for additional information).

•	Our Runoff segment increased $13 million primarily attributable to higher GMDB reserves in our variable annuity products due to unfavorable equity market performance in 2018.

•	Our U.S. Mortgage Insurance segment decreased $71 million primarily from lower new delinquencies, favorable net cures and aging of existing delinquencies and a $28 million favorable reserve adjustment in 2018 mostly driven by lower expected claim rates. The year ended December 31, 2017 included a $15 million favorable reserve adjustment and approximately $5 million of losses attributable to new delinquencies in areas impacted by hurricanes Harvey and Irma.

Interest credited
•	Our U.S. Life Insurance segment decreased $45 million primarily due to our fixed annuities business predominantly from a decline in average account values and lower crediting rates in 2018.

•	Our Runoff segment increased $10 million largely related to higher account values in our corporate-owned life insurance products in 2018.

Acquisition and operating expenses, net of deferrals
•	Corporate and Other activities decreased $25 million mainly driven by lower compensation expenses and consulting fees, as well as lower net expenses after allocations in 2018. These decreases were partially offset by $6 million of broker, advisor and investment banking fees associated with Genworth Holdings’ bond consent solicitation in October 2018.

•	Our Runoff segment decreased $4 million mainly from lower commissions in our variable annuity products in 2018.

•	Our U.S. Life Insurance segment increased $12 million mostly attributable to our long-term care insurance business largely from higher operating costs associated with our in-force rate action plan, partially offset by guaranty fund assessments in 2017 in connection with the Penn Treaty liquidation that did not recur.

•	Our U.S. Mortgage Insurance segment increased $4 million largely from higher compensation and benefit expenses in 2018.

Amortization of deferred acquisition costs and intangibles
•	Our U.S. Life Insurance segment decreased $71 million mostly attributable to our life insurance business largely from a $41 million unfavorable term conversion mortality assumption correction in 2017 that did not recur. The decrease was also attributable to a favorable unlocking of $4 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2018 compared to an unfavorable unlocking of $44 million in 2017 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information) and from lower lapses in 2018. These decreases were partially offset by prior year transactions that did not recur: a net $15 million favorable model refinement and an $11 million refinement related to reinsurance rates.

•	Our Australia Mortgage Insurance segment increased $19 million primarily as a result of an $18 million decrease in amortization of DAC in 2017 related to our premium earnings pattern review that did not recur and higher contract fees amortization in 2018.

•	Our Runoff segment increased $9 million related to our variable annuity products mainly from unfavorable equity market performance, partially offset by higher net investment losses on embedded derivatives in 2018.

Interest expense.
Corporate and Other activities decreased $11 million largely driven by lower interest expense associated with the redemption of $597 million of Genworth Holdings’ senior notes in May 2018, partially offset by a favorable correction of $11 million related to our Tax Matters Agreement liability in 2017 that did not recur and from our junior subordinated notes which had a higher floating rate of interest in 2018.
Provision (benefit) for income taxes.
The effective tax rate was 50.8% and (319.5)% for the years ended December 31, 2018 and 2017, respectively. The increase in the effective tax rate was primarily due to the impacts of tax reform in 2017 and a release of our valuation allowance in 2017 that did not recur. The 2018 effective tax rate also included the rate differential on our foreign subsidiaries, which are now taxed at a higher marginal rate than our U.S. businesses and tax expense related to gains on forward starting swaps settled prior to the enactment of the TCJA.
Net income (loss) from continuing operations attributable to noncontrolling interests.
Net income (loss) from continuing operations attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase was predominantly related to our Australia Mortgage Insurance segment from the completion of a premium earnings pattern review, which resulted in an unfavorable adjustment of $151 million in 2017 that did not recur.

Net income from discontinued operations attributable to noncontrolling interests.
Net income from discontinued operations attributable to noncontrolling interests represents the portion of equity in a subsidiary that is held for sale that contains operations attributable to third parties. The decrease was predominantly related to net investment losses mostly related to derivative losses and a decrease in the fair value of preferred equity securities in our former Canada Mortgage Insurance segment in 2018.
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
In 2019, we revised how we tax the adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to align the tax rate used in the reconciliation to each segment’s local jurisdictional tax rate. Beginning in 2019, we used a tax rate of 30% for our Australia Mortgage Insurance segment to tax effect its adjustments. Our domestic segments remain at a 21% tax rate. In 2018 and 2017, we assumed a flat 21% and 35% tax rate, respectively, on adjustments for all of our segments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.
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
The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Net income available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817
Add: net income (loss) from continuing operations attributable to noncontrolling interests	64	70	(80)
Add: net income from discontinued operations attributable to noncontrolling interests	123	108	190

Net income	530	297	927
Less: Income from discontinued operations, net of taxes	11	230	394

Income from continuing operations	519	67	533
Less: net income (loss) from continuing operations attributable to noncontrolling interests	64	70	(80)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	455	(3)	613
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(50)	(10)	(128)
Expenses related to restructuring	4	2	1
Fees associated with bond consent solicitation	—	6	—
Taxes on adjustments	11	—	44

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$420	$(5)	$530

(1)	For the years ended December 31, 2019, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(11) million, $(12) million and $(3) million, respectively, and adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $11 million, $(7) million and $12 million, respectively.

In 2019, 2018 and 2017, we recorded a pre-tax expense of $4 million, $2 million and $1 million, respectively, related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses.

There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented other than fees incurred in 2018 related to Genworth Holdings’ bond consent solicitation of $6 million for broker, advisor and investment banking fees.
Earnings (loss) per share
The following table provides basic and diluted earnings (loss) per common share for the years ended December 31:

(Amounts in millions, except per share amounts)	2019	2018	2017
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.90	$(0.01)	$1.23

Diluted	$0.89	$(0.01)	$1.22

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.68	$0.24	$1.64

Diluted	$0.67	$0.24	$1.63

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.84	$(0.01)	$1.06

Diluted	$0.82	$(0.01)	$1.06

Weighted-average common shares outstanding:
Basic	502.9	500.4	499.0

Diluted (1)	509.7	500.4	501.4

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2018, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share as the inclusion of shares for stock options, RSUs and SARs of 3.8 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2018, dilutive potential weighted-average common shares outstanding would have been 504.2 million.

Diluted weighted-average shares outstanding reflect the effects of potentially dilutive securities including stock options, RSUs and other equity-based compensation.
Results of Operations and Selected Financial and Operating Performance Measures by Segment
Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 19 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities.
On December 22, 2017, the TCJA was signed into law. The TCJA reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning on January 1, 2018 and migrated the worldwide tax system to a territorial international tax system. Therefore, beginning on January 1, 2018 we tax our international businesses at their local jurisdictional tax rates and our domestic businesses at the U.S. corporate federal income tax rate of 21%. Our segment tax methodology applies the respective jurisdictional or domestic tax rate to the pre-tax income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign withholding taxes and permanent differences between U.S. GAAP and local tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.
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
U.S. Mortgage Insurance segment
Trends and conditions
Results of our U.S. mortgage insurance business are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, the number of first-time homebuyers, and mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies; the effect of seasonal variations including the adverse impact of seasonality that we experience historically in the second half of the year; the inventory of unsold homes; loan modification and other servicing efforts; and litigation, among other items.
The level of mortgage originations requiring private mortgage insurance, or market penetration, and eventual market size is affected in part by actions taken by the GSEs and the U.S. government, including but not limited to, the FHA and the FHFA, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees, loan limits and alternative products such as those offered through Freddie Mac’s IMAGIN and Fannie Mae’s EPMI pilot programs introduced in 2018, as well as low down payment programs available through the FHA or GSEs. For more information about the potential future impact, see “Item 1A—Risk Factors—Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our financial condition and results of operations or significantly impact our business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.”
Estimated mortgage origination volume increased in 2019, primarily due to higher refinance originations driven by lower interest rates. The estimated private mortgage insurance available market increased in 2019 driven in large part by higher refinance originations, including higher market penetration. Our flow persistency was 78% in 2019 compared to 84% in 2018, due in part to lower interest rates. Our U.S. mortgage insurance estimated market share for 2019 increased compared to 2018. Our market share is influenced by the execution of our go to market strategy, including but not limited to, the market adoption of our proprietary risk-based pricing engine, GenRATE, and our selective participation in forward commitment transactions. Our market share remains impacted by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition, the proposed transaction with China Oceanwide and pricing competition. For more information on the potential impacts due to competition, see “Item 1A—Risk Factors—Competitors could negatively affect our ability to maintain or increase our market share and profitability.”
The U.S. private mortgage insurance industry is highly competitive. There are currently six active mortgage insurers, including us. In the fourth quarter of 2018, our U.S. mortgage insurance business launched GenRATE, which provides lenders with a more granular approach to pricing for borrowers. All active U.S. mortgage insurers have now released proprietary risk-based pricing engines. We expect most new insurance written in the market to be priced using opaque pricing that will frequently provide a different price to lenders compared to prevailing rate cards. Given evolving market dynamics, we expect price competition to remain highly competitive.
New insurance written increased 56% in 2019 compared to 2018 primarily due to a larger private mortgage insurance available market and our higher estimated market share. Our largest customer accounted for 16% of our total new insurance written during 2019. No other customer exceeded 10% of our new insurance written during 2019 and no customer exceeded 10% of our new insurance written during 2018. Additionally, no customer had earned premiums that accounted for more than 10% of our U.S. mortgage insurance business total revenues for the years ended December 31, 2019 and 2018. The percentage of single premium new insurance written decreased in 2019 compared to 2018, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile and their concentration in the private mortgage insurance available market. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time when circumstances warrant. For more information on the potential impacts due to customer concentration, see “Item 1A—Risk Factors—Our reliance on key customer or distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced.”
Our loss ratio was 6% for the year ended December 31, 2019, compared to 5% for the year ended December 31, 2018. The 2019 loss ratio increased primarily from lower net benefits from cures and aging of existing delinquencies and from less favorable reserve adjustments, partially offset by a lower average reserve on new delinquencies and higher net earned premiums in 2019, which included a $14 million favorable adjustment associated with the review of our single premium earnings pattern. We recorded $23 million of favorable reserve adjustments in 2019 compared to a $28 million favorable reserve adjustment in 2018. These favorable reserve adjustments were mostly associated with lower expected claim rates. The favorable reserve adjustments of $23 million and the $14 million favorable adjustment from the single premium earnings pattern review reduced the loss ratio by three percentage points in 2019. The favorable reserve adjustment of $28 million reduced the loss ratio by four percentage points in 2018.
Our U.S. mortgage insurance business paid a $250 million dividend in 2019. We regularly evaluate business conditions, the macro-economic environment, regulatory requirements, PMIERs sufficiency and business needs, among other things, to determine the amount and timing of future dividends.
GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 12.5:1 as of December 31, 2019 and 2018. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support (if any) that we provide.
Under PMIERs, we are subject to operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The revised PMIERs was effective on March 31, 2019. As of December 31, 2019, we estimate our U.S. mortgage insurance business had available assets of approximately 138% of the required assets under PMIERs compared to approximately 129% under the previous PMIERs requirements as of December 31, 2018. As of December 31, 2019 and 2018, the PMIERs sufficiency ratios were in excess of $1.0 billion and $750 million, respectively, of available assets above the current and previous PMIERs requirements, respectively. The increase in the PMIERs sufficiency ratio during 2019 was primarily driven by positive cash flows, the execution of reinsurance transactions and an increase in the stock price of Genworth Canada that was realized in cash upon the sale of GMICO’s ownership in Genworth Canada that eliminated the PMIERs discount on affiliated stock. These increases were partially offset by higher risk in-force from new insurance written, a $250 million paid dividend and the exclusion of the credit for future premiums on insurance policies written in 2008 or earlier, which was allowed under the previous PMIERs. Effective July 1, 2019, our U.S. mortgage insurance business executed an excess of loss reinsurance transaction with a panel of reinsurers covering a portion of the loss tier on current and expected new insurance written for the 2019 book year. In addition, effective November 25, 2019, our U.S. mortgage insurance business obtained approximately $303 million of excess of loss reinsurance coverage on a portfolio of existing mortgage insurance policies written from January 1, 2019 through September 30, 2019. See note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on this transaction. Reinsurance transactions provided an aggregate of approximately $870 million of PMIERs capital credit as of December 31, 2019.

Segment results of operations
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Revenues:
Premiums	$856	$746	$695	$110	15%
Net investment income	117	93	73	24	26%
Net investment gains (losses)	1	—	—	1	NM (1)
Policy fees and other income	4	2	4	2	100%

Total revenues	978	841	772	137	16%

Benefits and expenses:
Benefits and other changes in policy reserves	50	36	107	14	39%
Acquisition and operating expenses, net of deferrals	191	169	165	22	13%
Amortization of deferred acquisition costs and intangibles	15	14	14	1	7%

Total benefits and expenses	256	219	286	37	17%

Income from continuing operations before income taxes	722	622	486	100	16%
Provision for income taxes	153	132	175	21	16%

Income from continuing operations	569	490	311	79	16%
Adjustments to income from continuing operations:
Net investment (gains) losses	(1)	—	—	(1)	NM (1)
Taxes on adjustments	—	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$568	$490	$311	$78	16%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2019 compared to 2018
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased mainly from higher insurance in-force and an increase in investment income, partially offset by higher operating costs and an increase in losses largely from lower net benefits from cures and aging of existing delinquencies in 2019. The years ended December 31, 2019 and 2018 included favorable reserve adjustments of $18 million and $22 million, respectively, which were mostly associated with lower expected claim rates. The year ended December 31, 2019 also included a favorable adjustment of $11 million related to our single premium earnings pattern review.
Revenues
Premiums increased mainly attributable to higher insurance in-force and from higher policy cancellations in our single premium mortgage insurance product driven largely by mortgage refinancing, partially offset by lower average premium rates in 2019. The year ended December 31, 2019 also included a favorable adjustment of $14 million related to our single premium earnings pattern review.
Net investment income increased primarily due to higher average invested assets and investment yields in 2019.

Benefits and expenses
Benefits and other changes in policy reserves increased primarily from lower net benefits from cures and aging of existing delinquencies and from less favorable reserve adjustments in 2019. We recorded $23 million of favorable reserve adjustments in 2019 compared to a $28 million favorable reserve adjustment in 2018. These adjustments were mostly associated with lower expected claim rates. These increases were partially offset by a lower average reserve on new delinquencies in 2019.
Acquisition and operating expenses, net of deferrals, increased largely from higher operating costs driven mostly by increased sales in 2019.
Provision for income taxes.
The effective tax rate was 21.3% and 21.2% for the years ended December 31, 2019 and 2018, respectively, consistent with the U.S. corporate federal income tax rate.
U.S. Mortgage Insurance selected operating performance measures
The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Primary insurance in-force (1)	$192,100	$166,700	$151,800	$25,400	15%
Risk in-force	$46,400	$40,400	$36,800	$6,000	15%
New insurance written	$62,400	$40,000	$38,900	$22,400	56%
Net premiums written	$818	$764	$757	$54	7%

(1)	Primary insurance in-force represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

2019 compared to 2018
Primary insurance in-force and risk in-force
Primary insurance in-force increased largely as a result of higher flow insurance in-force of $25.6 billion, which increased from $165.5 billion as of December 31, 2018 to $191.1 billion as of December 31, 2019 mostly from new insurance written, partially offset by lapses and cancellations during 2019. The increase in flow insurance in-force was partially offset by a decline of $0.2 billion in bulk insurance in-force, which decreased from $1.2 billion as of December 31, 2018 to $1.0 billion as of December 31, 2019 primarily from cancellations and lapses in 2019. In addition, risk in-force increased predominantly from higher flow insurance in-force. Flow persistency was 78% and 84% for the years ended December 31, 2019 and 2018, respectively.
New insurance written
New insurance written increased principally due to a larger private mortgage insurance available market and our higher estimated market share in 2019.
Net premiums written
Net premiums written increased primarily from higher average flow insurance in-force in 2019.

Loss and expense ratios
The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018
Loss ratio	6%	5%	15%	1%
Expense ratio (net earned premiums)	24%	25%	26%	(1)%
Expense ratio (net premiums written)	25%	24%	24%	1%

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
2019 compared to 2018
The loss ratio increased primarily from lower net benefits from cures and aging of existing delinquencies and from less favorable reserve adjustments, partially offset by a lower average reserve on new delinquencies and higher net earned premiums in 2019, which included a $14 million favorable adjustment associated with the review of our single premium earnings pattern. We recorded $23 million of favorable reserve adjustments in 2019 compared to a $28 million favorable reserve adjustment in 2018. These favorable reserve adjustments were mostly associated with lower expected claim rates. The favorable reserve adjustments of $23 million and the $14 million favorable adjustment from the single premium earnings pattern review reduced the loss ratio by three percentage points in 2019. The favorable reserve adjustment of $28 million reduced the loss ratio by four percentage points in 2018.
The expense ratio (net earned premiums) decreased primarily from higher net earned premiums, mostly offset by higher operating costs in 2019. Net earned premiums increased mainly attributable to higher insurance in-force, an increase in policy cancellations in our single premium mortgage insurance product driven largely by mortgage refinancing and a $14 million favorable adjustment related to our single premium earnings pattern review, partially offset by lower average premium rates in 2019.
The expense ratio (net premiums written) increased largely due to higher operating costs, mostly offset by higher net premiums written in 2019.

U.S. mortgage insurance loan portfolio
The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2019	2018	2017
Primary risk in-force lender concentration (by original applicant)	$46,378	$40,293	$36,710
Top 10 lenders	$14,013	$11,233	$10,686
Top 20 lenders	$18,264	$15,099	$14,288

Loan-to-value ratio:
95.01% and above	$8,364	$7,124	$6,057
90.01% to 95.00%	23,958	20,946	19,043
80.01% to 90.00%	13,912	12,054	11,410
80.00% and below	144	169	200

Total	$46,378	$40,293	$36,710

Loan grade:
Prime	$45,929	$39,757	$36,049
A minus and sub-prime	449	536	661

Total	$46,378	$40,293	$36,710

Delinquent loans and claims
Our delinquency management process begins with notification by the loan servicer of a delinquency on an insured loan. “Delinquency” is defined in our master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a delinquency after the borrower has been in default by two or three monthly payments. We generally consider a loan to be delinquent and establish required reserves if the borrower has failed to make a scheduled mortgage payment. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit and interest rate levels. Borrowers may cure delinquencies by making all of the delinquent loan payments, agreeing to a loan modification, or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, delinquencies that are not cured result in a claim under our policy. The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of December 31:

	2019	2018	2017
Primary insurance:
Insured loans in-force	860,214	783,288	742,094
Delinquent loans	16,607	17,159	23,188
Percentage of delinquent loans (delinquency rate)	1.93%	2.19%	3.12%

Flow loans in-force	849,472	770,657	725,748
Flow delinquent loans	16,209	16,670	22,483
Percentage of flow delinquent loans (delinquency rate)	1.91%	2.16%	3.10%

Bulk loans in-force	10,742	12,631	16,346
Bulk delinquent loans (1)	398	489	705
Percentage of bulk delinquent loans (delinquency rate)	3.71%	3.87%	4.31%

A minus and sub-prime loans in-force	12,792	15,348	18,912
A minus and sub-prime delinquent loans	2,283	2,727	4,054
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	17.85%	17.77%	21.44%

Pool insurance:
Insured loans in-force	4,122	4,535	5,039
Delinquent loans	167	220	249
Percentage of delinquent loans (delinquency rate)	4.05%	4.85%	4.94%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 348, 403 and 614 as of December 31, 2019, 2018 and 2017, respectively.

Delinquency rates have declined as the residential real estate market in the United States has strengthened during recent years. Delinquent loans as of December 31, 2017 included approximately three thousand new delinquencies in areas impacted by hurricanes Harvey and Irma.
The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of December 31:

	2019
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,524	$27	$386	7%
4 - 11 payments	4,836	78	224	35%
12 payments or more	2,849	99	145	68%

Total	16,209	$204	$755	27%

	2018
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,360	$31	$365	8%
4 - 11 payments	4,591	88	208	42%
12 payments or more	3,719	142	188	76%

Total	16,670	$261	$761	34%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of December 31, 2019	Percent of total reserves as of December 31, 2019 (1)	Delinquency rate as of December 31,
			2019	2018	2017
By Region:
Southeast (2)	18%	21%	2.15%	2.63%	4.60%
Pacific (3)	17	11	1.36%	1.29%	1.56%
South Central (4)	16	12	1.84%	2.11%	3.30%
Northeast (5)	12	26	2.72%	3.43%	4.67%
North Central (6)	11	10	1.91%	1.98%	2.34%
Great Lakes (7)	11	7	1.69%	1.72%	2.09%
Mid-Atlantic (8)	6	5	1.90%	2.16%	2.79%
New England (9)	5	6	1.92%	2.23%	2.75%
Plains (10)	4	2	1.69%	1.87%	2.36%

Total	100%	100%	1.93%	2.19%	3.12%

(1)	Total reserves were $233 million as of December 31, 2019.

(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.

(3)	Alaska, California, Hawaii, Nevada, Oregon and Washington.

(4)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.

(5)	New Jersey, New York and Pennsylvania.

(6)	Illinois, Minnesota, Missouri and Wisconsin.

(7)	Indiana, Kentucky, Michigan and Ohio.

(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.

(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of December 31, 2019	Percent of total reserves as of December 31, 2019 (1)	Delinquency rate as of December 31,
			2019	2018	2017
By State:
California	10%	6%	1.42%	1.28%	1.45%
Texas	7%	5%	2.02%	2.29%	4.41%
Florida	6%	11%	2.13%	2.91%	7.99%
New York	5%	15%	3.00%	3.64%	4.77%
Illinois	5%	6%	2.27%	2.26%	2.70%
Washington	4%	2%	1.10%	1.04%	1.19%
Michigan	4%	2%	1.44%	1.40%	1.51%
Pennsylvania	4%	4%	2.15%	2.79%	3.50%
North Carolina	4%	2%	1.79%	2.27%	2.67%
Ohio	3%	3%	1.84%	1.97%	2.43%

(1)	Total reserves were $233 million as of December 31, 2019.

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
The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2019:

(Amounts in millions)	Average rate (1)	Percent of total reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.13%	7.4%	$1,358	0.7%	$254	0.5%
2005 to 2008	5.47%	51.4	15,649	8.2	3,574	7.7
2009 to 2012	4.29%	2.2	3,156	1.6	720	1.6
2013	4.14%	1.9	3,808	2.0	927	2.0
2014	4.45%	4.0	7,000	3.6	1,693	3.6
2015	4.15%	6.1	14,397	7.5	3,471	7.5
2016	3.89%	8.3	26,695	13.9	6,426	13.9
2017	4.25%	9.6	29,243	15.2	7,091	15.3
2018	4.76%	7.3	31,454	16.4	7,655	16.5
2019	4.27%	1.8	59,370	30.9	14,567	31.4

Total portfolio	4.44%	100.0%	$192,130	100.0%	$46,378	100.0%

(1)	Average rate represents average annual mortgage interest rate.

(2)	Total reserves were $233 million as of December 31, 2019.

For policy years after 2008, the average annual mortgage interest rate has been consistently below 5%, with its lowest point at 3.89% for policy year 2016. The largest portion of our loss reserves continues to reside in policy years 2005 through 2008. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in years prior to 2015. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. As of December 31, 2019, our 2005 through 2008 policy years represent approximately 8% of our primary risk in-force. Conversely, the three most recent policy years represent approximately 63% of our primary risk in-force as of December 31, 2019. Our “A minus” and “sub-prime” loans continue to have earlier incidences of default than our prime loans. However, based upon FICO at loan closing, prime loans represented 99% of our primary risk in-force as of December 31, 2019 and 2018.
Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2019 were $112 million, compared to $193 million and $285 million for the years ended December 31, 2018 and 2017, respectively. Pool insurance claims paid were $1 million for both the years ended December 31, 2019 and 2018 and $2 million for the year ended December 31, 2017.
The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary flow mortgage insurance claim severity was 112%, 118% and 120% for the years ended December 31, 2019, 2018 and 2017, respectively. The average claim severities do not include the effects of agreements on non-performing loans.
Australia Mortgage Insurance segment
Trends and conditions
Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During 2019, the Australian dollar weakened against the U.S. dollar compared to 2018, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.
The Australian GDP is expected to have experienced modest growth in 2019 with a rise in resource exports, partially offset by soft consumption growth and declines in housing activity and business investment. The Reserve Bank of Australia official cash rate was reduced to 0.75% in 2019, down from 1.5% at the end of 2018. The December 2019 unemployment rate increased slightly to 5.1% from 5.0% at the end of 2018.
Certain areas of Australia have been impacted by bushfires that occurred in late 2019 and continued into the first quarter of 2020. At this time, we do not believe there will be a significant impact to the business, and we expect our exposure to be limited to any economic downturn that may occur in the impacted regions. We continue to monitor the bushfires and are working with our lender customers to support borrowers who have been impacted.
December 2019 home prices in the combined capital cities of Australia were approximately 3% higher compared to December 2018, as housing values in the majority of the capital cities rebounded during the second half of 2019. The Sydney and Melbourne housing markets were the main drivers of growth, both with annual home price increases of approximately 5%, while Perth experienced home price declines due to challenging market conditions throughout 2019.
Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2019, which resulted in no changes to the earnings pattern adopted in the fourth quarter of 2017.

The adjustment to our premium earnings pattern in the fourth quarter of 2017 was applied on a retrospective basis under U.S. GAAP, however, under local Australian Accounting Standards this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were different between the two accounting standards through the fourth quarter of 2019. These differences will continue in future periods but will become less significant as time passes.
We had lower losses in 2019 compared to 2018 attributable to changes in foreign exchange rates. Excluding the impacts of foreign exchange, losses increased primarily from higher reserves on new delinquencies in 2019. This increase was partially
offset by favorable cure activity in 2019. The loss ratio in Australia for the year ended December 31, 2019 was 33%. We expect the full year 2020 Australia loss ratio to be comparable to the 2019 loss ratio.
In 2019, new insurance written increased compared to 2018 primarily due to higher mortgage origination volume from certain key customers as housing markets improved and from a higher level of bulk insurance activity in 2019. We had higher gross written premiums in 2019 compared to 2018 largely as a result of higher flow new insurance written from higher mortgage origination volumes in 2019. Net earned premiums were lower in 2019 compared to 2018 primarily from portfolio seasoning and lower policy cancellations.
Our mortgage insurance business in Australia is concentrated in a small number of key customers. In October 2019, we renewed our supply and service contract with our largest customer, effective January 1, 2020, for a term of three years. In November 2018, we entered into a new contract with our second largest customer, effective November 21, 2018, with a term of two years and the option to extend for an additional year at the customer’s discretion. These two customers represented 57% and 11%, respectively, of our gross written premiums for the year ended December 31, 2019.
On July 25, 2019, S&P downgraded the financial strength rating of our principal Australia mortgage insurance subsidiary. One key customer contract contains a provision that was triggered as a result of the ratings change, allowing that customer the option to terminate the contract by providing notice within a specified period of time following the ratings downgrade. Our Australia mortgage insurance business subsequently provided information to this customer to demonstrate its credit strength in an effort to avoid the customer exercising the potential termination right under this provision, and the customer did not provide a notice of termination within the specified period of time following the ratings downgrade. For additional details, see “Item 1—Business—Ratings.”
Our mortgage insurance business in Australia evaluates its capital position in relation to the PCA as determined by APRA and utilizes its Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of December 31, 2019, our estimated PCA ratio was approximately 191%, representing a decrease from 194% as of December 31, 2018, largely from a lower regulatory capital base as dividends paid and share repurchase activity exceeded profits in 2019. The impact was partially offset by portfolio seasoning and policy cancellations in 2019.

Segment results of operations
The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Revenues:
Premiums	$312	$373	$(140)	$(61)	(16)%
Net investment income	55	67	75	(12)	(18)%
Net investment gains (losses)	23	(15)	25	38	NM (1)
Policy fees and other income	—	2	—	(2)	(100)%

Total revenues	390	427	(40)	(37)	(9)%

Benefits and expenses:
Benefits and other changes in policy reserves	104	110	109	(6)	(5)%
Acquisition and operating expenses, net of deferrals	69	65	67	4	6%
Amortization of deferred acquisition costs and intangibles	33	43	24	(10)	(23)%
Interest expense	8	9	9	(1)	(11)%

Total benefits and expenses	214	227	209	(13)	(6)%

Income (loss) from continuing operations before income taxes	176	200	(249)	(24)	(12)%
Provision (benefit) for income taxes	53	60	(90)	(7)	(12)%

Income (loss) from continuing operations	123	140	(159)	(17)	(12)%
Less: net income (loss) from continuing operations attributable to noncontrolling interests	64	70	(80)	(6)	(9)%

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	59	70	(79)	(11)	(16)%
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(12)	8	(13)	(20)	NM (1)
Taxes on adjustments	4	(2)	4	6	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$51	$76	$(88)	$(25)	(33)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the years ended December 31, 2019, 2018 and 2017, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $11 million, $(7) million and $12 million, respectively.

2019 compared to 2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations, partially offset by lower contract fees amortization in 2019.

Revenues
Premiums decreased predominantly from portfolio seasoning and lower policy cancellations in 2019. The year ended December 31, 2019 included a decrease of $24 million attributable to changes in foreign exchange rates.
Net investment income decreased primarily from lower yields in 2019. The year ended December 31, 2019 included a decrease of $5 million attributable to changes in foreign exchange rates.
Net investment gains in 2019 were primarily driven by net gains from the sale of investment securities. Net investment losses in 2018 were largely from derivative losses and changes in the fair market value of equity securities, partially offset by net gains from the sale of investment securities.
Benefits and expenses
Benefits and other changes in policy reserves decreased from $8 million of changes attributable to foreign exchange rates in 2019. Excluding the effects of changes in foreign exchange rates, benefits and other changes in policy reserves increased primarily from higher reserves on new delinquencies, partially offset by favorable cure activity in 2019.
Acquisition and operating expenses, net of deferrals, increased primarily related to higher operating expenses in 2019. The year ended December 31, 2019 included a decrease of $4 million attributable to changes in foreign exchange rates.
Amortization of DAC and intangibles decreased largely from lower contract fees amortization in 2019.
Provision (benefit) for income taxes.
The effective tax rate was 30.0% for both the year ended December 31, 2019 and 2018, consistent with our jurisdictional rate.
Australia Mortgage Insurance selected operating performance measures
As of December 31, 2019, our mortgage insurance business in Australia had structured insurance transactions with three lenders where it was in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force, risk in-force, new insurance written, loans in-force and delinquent loans, are excluded from the following tables. These arrangements represented approximately $162 million and $154 million of risk in-force as of December 31, 2019 and 2018, respectively.
The following table sets forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Primary insurance in-force	$215,700	$218,200	$251,400	$(2,500)	(1)%
Risk in-force	$75,100	$76,000	$87,500	$(900)	(1)%
New insurance written	$18,700	$16,600	$18,300	$2,100	13%
Net premiums written	$272	$242	$231	$30	12%

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
2019 compared to 2018
Primary insurance in-force and risk in-force
Primary insurance in-force and risk in-force decreased primarily due to policy cancellations and changes in foreign exchange rates in 2019. Primary insurance in-force and risk in-force included decreases of $800 million and $300 million, respectively, from changes in foreign exchange rates.
New insurance written
New insurance written increased for the year ended December 31, 2019 primarily due to higher mortgage origination volume from certain key customers in 2019 and an increase in new bulk insurance written. The year ended December 31, 2019 included a decrease $1.4 billion attributable to changes in foreign exchange rates.
Net premiums written
Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2019 and 2018, our unearned premium reserves were $1.0 billion and $1.1 billion, respectively.
Net premiums written increased for the year ended December 31, 2019 primarily due to higher mortgage origination volume from certain key customers driven principally by improvements in housing markets. The increase was also attributable to higher
new bulk insurance written. The year ended December 31, 2019 included a decrease of $20 million attributable to changes in foreign exchange rates.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018
Loss ratio	33%	30%	(79)%	3%
Expense ratio (net earned premiums)	33%	29%	(65)%	4%
Expense ratio (net premiums written)	38%	45%	39%	(7)%

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

2019 compared to 2018
Loss ratio
The loss ratio increased for the year ended December 31, 2019 primarily from lower net earned premiums mainly driven by portfolio seasoning and lower policy cancellations in 2019.
Expense ratio (net earned premiums)
The expense ratio (net earned premiums) increased for the year ended December 31, 2019 primarily from lower net earned premiums as discussed above and higher operating expenses, partially offset by lower contract fees amortization in 2019.
Expense ratio (net premiums written)
The expense ratio (net premiums written) decreased for the year ended December 31, 2019 primarily from higher net premiums written as discussed above, as well as lower contract fees amortization in 2019.
Australia mortgage insurance loan portfolio
The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our Australia mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2019	2018	2017
95.01% and above	$10,153	$11,261	$13,849
90.01% to 95.00%	21,284	21,081	23,849
80.01% to 90.00%	23,556	22,475	24,524
80.00% and below	20,156	21,161	25,258

Total	$75,149	$75,978	$87,480

Overall risk in-force decreased $300 million attributable to changes in foreign exchange rates in 2019.
Delinquent loans and claims
The claim process in our Australia Mortgage Insurance segment is similar to the process we follow in our U.S. mortgage insurance business. See “—U.S. Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of December 31:

	2019	2018	2017
Primary insured loans in-force	1,290,216	1,332,906	1,416,525
Delinquent loans	7,221	7,145	6,696
Percentage of delinquent loans (delinquency rate)	0.56%	0.54%	0.47%

Flow loans in-force	1,189,019	1,226,219	1,303,928
Flow delinquent loans	7,003	6,931	6,476
Percentage of flow delinquent loans (delinquency rate)	0.59%	0.57%	0.50%

Bulk loans in-force	101,197	106,687	112,597
Bulk delinquent loans	218	214	220
Percentage of bulk delinquent loans (delinquency rate)	0.22%	0.20%	0.20%

Primary and flow loans in-force decreased primarily from policy cancellations in 2019.
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

	Percent of primary risk in-force as of December 31, 2019	Delinquency rate as of December 31,
		2019	2018	2017
By state and territory:
New South Wales	27%	0.42%	0.38%	0.31%
Queensland	23	0.75%	0.70%	0.67%
Victoria	23	0.41%	0.40%	0.37%
Western Australia	13	1.00%	0.98%	0.83%
South Australia	6	0.65%	0.68%	0.60%
Australian Capital Territory	3	0.24%	0.17%	0.14%
Tasmania	2	0.29%	0.31%	0.32%
New Zealand	2	0.02%	0.05%	0.04%
Northern Territory	1	0.71%	0.68%	0.48%

Total	100%	0.56%	0.54%	0.47%

Delinquency rates increased mainly from lower flow loans in-force as a result of policy cancellations in 2019.
U.S. Life Insurance segment
Trends and conditions
Results of our U.S. life insurance businesses depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves. Many factors can affect the results in our U.S. life insurance businesses. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our U.S. life insurance products. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition.
Our liability for policy and contract claims is reviewed quarterly and we completed a detailed review of our claim reserve assumptions and methodologies for our long-term care insurance business in the third quarter of 2019 as discussed further below. In the fourth quarter of 2019, we performed assumption reviews for U.S. life insurance products, including our long-term care and life insurance products, and completed our loss recognition testing as discussed below. Our review of assumptions, as part of our testing in the fourth quarter of 2019, included expected claim incidence, benefit utilization, mortality, persistency, interest rates and in-force rate actions, among other assumptions. In addition, we performed cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis in the fourth quarter of 2019.
Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 213% and 199% as of December 31, 2019 and 2018, respectively. The increase was largely driven by higher statutory income as a result of benefits in our long-term care insurance business from in-force rate actions. Additionally, in December 2019, GLAIC, one of our U.S. domiciled life insurance companies, executed a reinsurance transaction by restructuring and consolidating three existing captive reinsurance companies that were used to finance excess statutory reserves for term and universal life insurance products. This increased GLAIC’s statutory capital and reduced annual financing and administrative costs as well as improved the consolidated RBC ratio by approximately 14 points.
The RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state as of December 31, 2019. However, the RBC ratio of our U.S. life insurance subsidiaries has been negatively impacted over the past few years as a result of statutory losses driven by the declining performance of the business and increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews particularly in our long-term care insurance business. Any future statutory losses would decrease the RBC ratio of our U.S. life insurance subsidiaries. We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force rate actions as a source of earnings and capital. We may see variability in statutory results and a further decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force rate actions versus when the benefits from the in-force rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Further declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
Long-term care insurance
The long-term profitability of our long-term care insurance business depends upon how our actual experience compares with our valuation assumptions, including but not limited to morbidity, mortality and persistency. If any of our assumptions prove to be inaccurate, our reserves may be inadequate, which in the past has had, and may in the future have, a material adverse effect on our results of operations, financial condition and business. Results of our long-term care insurance business are also influenced by our ability to achieve in-force rate actions, improve investment yields and manage expenses and reinsurance, among other factors. Changes in regulations or government programs, including long-term care insurance rate action legislation, regulation and/or practices, could also impact our long-term care insurance business either positively or negatively.
In the fourth quarter of 2019, we completed loss recognition and cash flow testing and reviewed key assumptions for future policy benefits, or active life reserves, for our long-term care insurance business, including, expected claim incidence, benefit utilization, interest rates and in-force rate actions, among other assumptions. As of December 31, 2019, our loss recognition testing margin for our long-term care insurance business, excluding the acquired block, was positive and slightly higher than the 2018 level. We continue to test our acquired block of long-term care insurance separately. In 2019, our loss recognition testing margin for the acquired block was positive but slightly lower than the 2018 level. Our long-term care insurance margins in 2019 included significant unfavorable updates for incidence, particularly on our newer products, and benefit utilization, which drove material updates to our in-force rate action plan. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make adjustments to our long-term care insurance reserves in the future, which could also impact our loss recognition and cash flow testing results. For a discussion of additional information related to margins for our long-term care insurance business, see “ —Critical Accounting Estimates—Future policy benefits.”
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
During the third quarter of 2019, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business but did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns and benefit utilization rates as we typically do each quarter. These updates in the third quarter of 2019 did not have a significant impact on claim reserve levels. The prior year claim reserve review, which we completed during the fourth quarter of 2018, resulted in recording higher claim reserves of $308 million and reinsurance recoverables of $17 million. Based on this review, we updated several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions. For a discussion of additional information related to changes to our assumptions and methodologies to our long-term care insurance claim reserves, see “—Critical Accounting Estimates—Liability for policy and contract claims.”
As a result of the review of our claim reserves completed in the fourth quarter of 2018 we have been establishing higher claim reserves on new claims throughout 2019, which has negatively impacted earnings and we expect this to continue going forward. Also, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. In addition, although new claim counts on our older long-term care insurance blocks of business will continue to decrease as the blocks run off, we are gaining more experience on our larger new blocks of business and expect continued growth in new claims on these blocks as policyholders reach older attained ages with higher likelihood of going on claim.
Given the ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. Executing on our multi-year long-term care insurance in-force rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force rate actions, refer to “Significant Developments—U.S. Life Insurance.” As of December 31, 2019, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force policies. We will also consider litigation against states that decline actuarially justified rate increases. As of December 31, 2019, we were in litigation with one state that has refused to approve actuarially justified rate increases.
The approval process for in-force rate actions and the amount and timing of the premium rate increases and associated benefit reductions approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take a significant amount of time, and the approved amount may be phased in over time. After approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.
Our U.S. Life Insurance segment is taxed at 21%, the enacted tax rate under TCJA. However, gains on forward starting swaps settled prior to the enactment of the TCJA are tax effected at 35% as they are amortized into net investment income. This will negatively impact our long-term care insurance business given the majority of our forward starting swaps are in this business.
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
Life insurance
Results of our life insurance business are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors. We no longer solicit sales of traditional life insurance products; however, we continue to service our existing retained and reinsured blocks of business.
Mortality levels may deviate each period from historical trends. Overall mortality experience was lower in 2019 compared to 2018; however, we have experienced higher mortality than our then-current and priced-for assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.
In the fourth quarters of 2019 and 2018, we performed our annual review of life insurance assumptions and completed our loss recognition testing. Our reviews focused on assumptions for mortality, particularly for our conversion products, persistency and interest rates, among other assumptions. As part of our review in the fourth quarter of 2019, we recorded $107 million of after-tax charges in our universal and term universal life insurance products primarily from assumption changes related to the lower interest rate environment. As part of our review in the fourth quarter of 2018, we recorded $91 million of after-tax charges in our universal and term universal life insurance products primarily driven by assumption changes due to lower expected growth in interest rates and emerging mortality experience primarily in our term universal life insurance product.
We also updated mortality assumptions for certain universal and term universal life insurance products as well as our term life insurance products in the fourth quarters of 2019 and 2018. Our mortality experience for older ages and late-duration premium periods and conversion products is emerging. Assumption changes in our term life insurance products focused on mortality improvements during the post-level premium period based on observed trends in emerging experience. This change to the mortality assumption increased the loss recognition testing margin in our term life insurance products. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience. We may be required to make further adjustments in the future to our assumptions which could impact our universal and term universal life insurance reserves or our loss recognition testing results of our term life insurance products. Any further materially adverse changes to our assumptions, including mortality or interest rates, could have a materially negative impact on our results of operations, financial condition and business. For a discussion of additional information related to changes to our life insurance assumptions, see “—Critical Accounting Estimates.”
Compared to 1998 and prior years, we had a significant increase in term life insurance sales, between 1999 and 2009, particularly in 1999 and 2000. The blocks of business issued since 2000 vary in size as compared to the large 1999 and 2000 blocks of business. As our large 10- and 15-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. As our large 20-year level premium period business written in 1999 has entered its post-level period during 2019, we have also experienced higher lapses resulting in accelerated DAC amortization in 2019. We anticipate this trend will continue into 2020 for the 1999 block as it reaches the end of its level premium period. Additionally, we expect similar experience with the 20-year level premium period business written in 2000 as it enters its post-level period during 2020 and into 2021. In the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we expect to experience volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as experience has emerged on earlier blocks. We have taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.
Fixed annuities
Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency and expense and commission levels. We no longer solicit sales of traditional fixed annuity products; however, we continue to service our existing retained and reinsured blocks of business.
We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Due to the premium deficiency that existed in 2016, we continue to monitor our fixed immediate annuity products more frequently than annually and recorded additional charges to net income during 2019, 2018 and 2017. If investment performance deteriorates or interest rates decrease or remain at the current levels for an extended period of time, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income and would result in higher income recognition over the remaining duration of the in-force block. For additional information, see “—Critical Accounting Estimates—Future Policy Benefits.”
For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Revenues:
Premiums	$2,861	$2,867	$2,922	$(6)	—%
Net investment income	2,852	2,781	2,755	71	3%
Net investment gains (losses)	82	29	134	53	183%
Policy fees and other income	643	641	660	2	—%

Total revenues	6,438	6,318	6,471	120	2%

Benefits and expenses:
Benefits and other changes in policy reserves	4,979	5,416	4,880	(437)	(8)%
Interest credited	419	461	506	(42)	(9)%
Acquisition and operating expenses, net of deferrals	604	584	572	20	3%
Amortization of deferred acquisition costs and intangibles	372	257	328	115	45%
Interest expense	17	16	13	1	6%

Total benefits and expenses	6,391	6,734	6,299	(343)	(5)%

Income (loss) from continuing operations before income taxes	47	(416)	172	463	111%
Provision (benefit) for income taxes	34	(68)	60	102	150%

Income (loss) from continuing operations	13	(348)	112	361	104%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(89)	(35)	(138)	(54)	(154)%
Expenses related to restructuring	3	—	—	3	NM (1)
Taxes on adjustments	18	7	48	11	157%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(55)	$(376)	$22	$321	85%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the years ended December 31, 2019, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(7) million, $(6) million and $(4) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$57	$(348)	$59	$405	116%
Life insurance	(181)	(107)	(79)	(74)	(69)%
Fixed annuities	69	79	42	(10)	(13)%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(55)	$(376)	$22	$321	85%

2019 compared to 2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
•	Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $57 million in 2019 compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $348 million in 2018. The increase to income in 2019 from a loss in 2018 was primarily attributable to $360 million of higher premiums and reduced benefits in 2019 from in-force rate actions approved and implemented, favorable impacts from benefit utilization rate updates and favorable development on prior year incurred but not reported claims. For more information on in-force rate actions see “—Significant Developments—U.S. Life Insurance.” These increases were partially offset by higher severity and frequency of new claims, unfavorable claim terminations driven in part by the updates from the 2018 claim reserve review and an increase in incremental reserves of $162 million recorded in connection with an accrual for profits followed by losses in 2019. Included in 2018 was higher claim reserves of $230 million due to the completion of our annual review of our claim reserves in the fourth quarter of 2018 (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). Also included in 2018 was a refinement to our estimate of unreported policy terminations, which resulted in an unfavorable reserve adjustment of $28 million.

•	The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business increased $74 million largely from higher lapses primarily associated with our large 20-year term life insurance block issued in 1999 entering its post-level premium period and the continued runoff of our life insurance products. The increase also included a more unfavorable unlocking of $16 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2019 compared to 2018 (see “—Critical Accounting Estimates” for additional information). These increases were partially offset by lower mortality in 2019 compared to 2018.

•	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $10 million in our fixed annuities business mainly attributable to $14 million of higher unfavorable charges in connection with loss recognition testing in our fixed immediate annuity products (see “—Critical Accounting Estimates—Future policy benefits” for additional information), partially offset by lower interest credited due to block runoff in 2019.

Revenues
Premiums
•	Our long-term care insurance business increased $22 million largely from $107 million of increased premiums in 2019 from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in 2019.

•	Our life insurance business decreased $28 million mainly attributable to the continued runoff of our term life insurance products in 2019.

Net investment income
•	Our long-term care insurance business increased $114 million largely from higher average invested assets and higher gains from limited partnerships in 2019.

•	Our life insurance business increased $20 million principally related to an increase in investment yields as well as higher income related to favorable prepayment speed adjustments on mortgage-backed securities in 2019.

•	Our fixed annuities business decreased $63 million largely attributable to lower average invested assets in 2019 due to block runoff.

Net investment gains (losses)
•	Net investment gains in our long-term care insurance business increased $53 million primarily related to an increase in unrealized gains from changes in the fair value of equity securities and from higher net gains from the sale of investment securities, partially offset by lower derivative gains in 2019.

•	Our life insurance business had net investment gains of $11 million in 2019 compared to net investment losses of $6 million in 2018. The change to net investment gains in 2019 was mainly driven by net gains from the sale of investment securities in 2019 compared to net losses in 2018, partially offset by lower gains on embedded derivatives associated with our indexed universal life insurance products in 2019.

•	Net investment losses in our fixed annuities business increased $17 million primarily related to losses on embedded derivatives related to our fixed indexed annuity products in 2019 compared to gains in 2018 and an increase in unrealized losses from changes in the fair value of equity securities, partially offset by gains on derivatives in 2019 compared to losses in 2018.

Policy fees and other income.
The increase was mostly attributable to our life insurance business primarily driven by a $21 million favorable correction related to ceded premiums in our universal life insurance policies in 2019 and a favorable unlocking of $10 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2019 compared to an unfavorable unlocking of $7 million in 2018. These increases were partially offset by a decline in our universal and term universal life insurance in-force in 2019.
Benefits and expenses
Benefits and other changes in policy reserves
•	Our long-term care insurance business decreased $393 million principally related to a higher favorable impact of $357 million from reduced benefits in 2019 related to in-force rate actions approved and implemented. The decrease was also attributable to favorable impacts from benefit utilization rate updates and favorable development on prior year incurred but not reported claims. These decreases were partially offset by the aging of the in-force block (including higher frequency and severity of new claims), unfavorable claim terminations driven in part by the updates from the 2018 claim reserve review and an increase in incremental reserves of $205 million recorded in connection with an accrual for profits followed by losses in 2019. Included in 2018 was higher claim reserves of $291 million, net of reinsurance, related to the completion of our annual review of our claim reserves in the fourth quarter of 2018 (see “—Critical Accounting Estimates—Liability for policy and contract claims” for additional information). Also included in 2018 was a refinement to our estimate of unreported policy terminations, which resulted in an unfavorable reserve adjustment of $36 million.

•	Our life insurance business decreased $29 million primarily attributable to a less unfavorable unlocking of $30 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2019 compared to 2018 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information). The decrease was also attributable to lower mortality in 2019 compared to 2018. These decreases were partially offset by $24 million of unfavorable model corrections in our universal life insurance products in 2019.

•	Our fixed annuities business decreased $15 million largely attributable to lower interest credited due to block runoff, lower reserves in our fixed indexed annuity products driven mostly by favorable market performance and higher mortality. These decreases were partially offset by $17 million of higher reserves recorded in connection with loss recognition testing in our fixed immediate annuity products primarily as a result of a decline in interest rates (see “—Critical Accounting Estimates—Future policy benefits” for additional information).

Interest credited.
The decrease in interest credited was due to our life insurance and fixed annuities businesses, which decreased $7 million and $35 million, respectively, primarily driven by a decline in average account values and lower crediting rates in 2019.
Acquisition and operating expenses, net of deferrals
•	Our long-term care insurance business increased $7 million primarily related to higher general expenses and legal costs in 2019.

•	Our life insurance business increased $14 million largely attributable to a net decrease in deferrals in 2019 reflecting recent lapse experience, partially offset by lower operating expenses in 2019 as a result of the continued runoff of our in-force block.

Amortization of deferred acquisition costs and intangibles.
Amortization of DAC and intangibles increased largely related to our life insurance business associated with higher lapses primarily from our large 20-year term life insurance block issued in 1999 entering its post-level premium period. The increase was also attributable to an unfavorable unlocking of $63 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2019 compared to a favorable unlocking of $4 million in 2018 (see “—Critical Accounting Estimates—Deferred acquisition costs” for additional information). The year ended December 31, 2019 also included $17 million of unfavorable model corrections in our universal life insurance products.
Provision (benefit) for income taxes.
The effective tax rate increased to 72.1% for the year ended December 31, 2019 from 16.3% for the year ended December 31, 2018. In 2019, as a result of recording pre-tax income, gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income, increased the effective tax rate. In 2018, as a result of the pre-tax loss, gains on forward starting swaps settled prior to the enactment of the TCJA, decreased the effective tax rate.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Net earned premiums:
Individual long-term care insurance	$2,464	$2,447	$2,383	$17	1%
Group long-term care insurance	119	114	110	5	4%

Total	$2,583	$2,561	$2,493	$22	1%

Loss ratio	77%	95%	76%	(18)%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

2019 compared to 2018
Net earned premiums increased in 2019 largely from $107 million of increased premiums from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in 2019.
The loss ratio decreased in 2019 largely related to the decrease in benefits and other changes in reserves and from the higher premiums as discussed above.
Life insurance
The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Term and whole life insurance
Net earned premiums	$278	$306	$429	$(28)	(9)%
Life insurance in-force, net of reinsurance	81,644	97,542	103,654	(15,898)	(16)%
Life insurance in-force before reinsurance	399,887	434,563	460,706	(34,676)	(8)%
Term universal life insurance
Net deposits	$228	$235	$242	$(7)	(3)%
Life insurance in-force, net of reinsurance	112,720	115,608	118,678	(2,888)	(2)%
Life insurance in-force before reinsurance	113,487	116,407	119,526	(2,920)	(3)%
Universal life insurance
Net deposits	$360	$510	$355	$(150)	(29)%
Life insurance in-force, net of reinsurance	33,917	35,299	36,916	(1,382)	(4)%
Life insurance in-force before reinsurance	38,566	40,188	42,158	(1,622)	(4)%
Total life insurance
Net earned premiums and deposits	$866	$1,051	$1,026	$(185)	(18)%
Life insurance in-force, net of reinsurance	228,281	248,449	259,248	(20,168)	(8)%
Life insurance in-force before reinsurance	551,940	591,158	622,390	(39,218)	(7)%

We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.
2019 compared to 2018
Term and whole life insurance
Net earned premiums decreased mainly attributable to the continued runoff of our term life insurance products in 2019. Life insurance in-force also decreased as a result of the continued runoff of our term life insurance products in 2019, including higher lapses primarily associated with a large 20-year term life insurance block issued in 1999 entering its post-level premium period.
Universal life insurance
Net deposits decreased during the year ended December 31, 2019 primarily attributable to $200 million of funding agreements issued with the Federal Home Loan Bank (“FHLB”) of Atlanta in 2018 compared to $50 million in 2019. The decrease was also due to the continued runoff of our universal life insurance products in 2019.

Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Account value, beginning of period	$14,348	$16,401	$17,720	$(2,053)	(13)%
Deposits	85	87	97	(2)	(2)%
Surrenders, benefits and product charges	(2,137)	(2,318)	(2,084)	181	8%

Net flows	(2,052)	(2,231)	(1,987)	179	8%
Interest credited and investment performance	486	429	585	57	13%
Effect of accumulated net unrealized investment gains (losses)	241	(251)	83	492	196%

Account value, end of period	$13,023	$14,348	$16,401	$(1,325)	(9)%

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
2019 compared to 2018
Account value as of December 31, 2019 decreased compared to December 31, 2018 as surrenders and benefits exceeded interest credited, deposits and unrealized investment gains.
Runoff segment
Trends and conditions
Results of our Runoff segment are affected primarily by investment performance, interest rate levels, net interest spreads, equity market conditions, mortality, surrenders and scheduled maturities. In addition, the results of our Runoff segment can significantly impact our regulatory capital requirements, distributable earnings and liquidity. We use hedging strategies as well as liquidity planning and asset-liability management to help mitigate the impacts. In addition, we may consider reinsurance opportunities to further mitigate volatility in results and manage capital in the future.
Equity market volatility and interest rate movements have caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity and interest rate market performance and volatility could result in additional gains or losses in these products although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Revenues:
Net investment income	$187	$174	$160	$13	7%
Net investment gains (losses)	(25)	(33)	16	8	24%
Policy fees and other income	140	153	163	(13)	(8)%

Total revenues	302	294	339	8	3%

Benefits and expenses:
Benefits and other changes in policy reserves	27	39	26	(12)	(31)%
Interest credited	158	150	140	8	5%
Acquisition and operating expenses, net of deferrals	52	57	61	(5)	(9)%
Amortization of deferred acquisition costs and intangibles	18	33	24	(15)	(45)%

Total benefits and expenses	255	279	253	(24)	(9)%

Income from continuing operations before income taxes	47	15	86	32	NM (1)
Provision for income taxes	8	2	25	6	NM (1)

Income from continuing operations	39	13	61	26	200%
Adjustment to income from continuing operations:
Net investment (gains) losses, net (2)	21	27	(15)	(6)	(22)%
Taxes on adjustments	(4)	(5)	5	1	20%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$56	$35	$51	$21	60%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the years ended December 31, 2019, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(4) million, $(6) million and $1 million, respectively.

2019 compared to 2018
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased predominantly from favorable equity market performance, which drove lower reserves and DAC amortization in 2019.
Revenues
Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in 2019.
Net investment losses decreased principally from gains on embedded derivatives associated with our variable annuity products with GMWBs in 2019 compared to losses in 2018, partially offset by derivative losses in 2019 compared to derivative gains in 2018.
Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in 2019.

Benefits and expenses
Benefits and other changes in policy reserves decreased primarily attributable to lower GMDB reserves in our variable annuity products due to favorable equity market performance in 2019.
Interest credited increased largely related to higher account values in our corporate-owned life insurance products in 2019.
Acquisition and operating expenses, net of deferrals, decreased mainly from lower commissions in our variable annuity products in 2019.
Amortization of DAC and intangibles decreased mainly related to lower DAC amortization in our variable annuity products principally from favorable equity market performance in 2019.
Provision for income taxes.
The effective tax rate increased to 17.1% for the year ended December 31, 2019 from 11.5% for the year ended December 31, 2018. The increase in the effective tax rate was primarily attributable to lower pre-tax income in 2018. The lower pre-tax income in 2018 resulted in a higher impact to the effective tax rate from tax favored items.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Account value, beginning of period	$4,918	$5,884	$6,031	$(966)	(16)%
Deposits	25	26	30	(1)	(4)%
Surrenders, benefits and product charges	(640)	(764)	(828)	124	16%

Net flows	(615)	(738)	(798)	123	17%
Interest credited and investment performance	739	(228)	651	967	NM (1)

Account value, end of period	$5,042	$4,918	$5,884	$124	3%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.
2019 compared to 2018
Account value as of December 31, 2019 increased compared to December 31, 2018 primarily related to favorable equity market performance, partially offset by surrenders in 2019. Average account value was lower in 2019 compared to 2018, which decreased fee income in 2019 compared to 2018.

Funding agreements
The following table presents the account value of our funding agreements as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Account value, beginning of period	$381	$260	$560	$121	47%
Deposits	—	200	—	(200)	(100)%
Surrenders and benefits	(136)	(85)	(308)	(51)	(60)%

Net flows	(136)	115	(308)	(251)	NM (1)
Interest credited	8	6	8	2	33%

Account value, end of period	$253	$381	$260	$(128)	(34)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2019 compared to 2018
Account value as of December 31, 2019 decreased compared to December 31, 2018 mainly attributable to scheduled maturities of certain funding agreements in 2019.
Corporate and Other Activities
Results of operations
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2019	2018	2017	2019 vs. 2018
Revenues:
Premiums	$8	$8	$8	$—	—%
Net investment income	9	6	3	3	50%
Net investment gains (losses)	(31)	10	(38)	(41)	NM (1)
Policy fees and other income	2	(3)	(2)	5	167%

Total revenues	(12)	21	(29)	(33)	(157)%

Benefits and expenses:
Benefits and other changes in policy reserves	3	5	3	(2)	(40)%
Acquisition and operating expenses, net of deferrals	46	68	92	(22)	(32)%
Amortization of deferred acquisition costs and intangibles	3	1	2	2	200%
Interest expense	214	231	242	(17)	(7)%

Total benefits and expenses	266	305	339	(39)	(13)%

Loss from continuing operations before income taxes	(278)	(284)	(368)	6	2%
Benefit for income taxes	(53)	(56)	(576)	3	5%

Income (loss) from continuing operations	(225)	(228)	208	3	1%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	31	(10)	38	41	NM (1)
Expenses related to restructuring	1	2	1	(1)	(50)%
Fees associated with bond consent solicitation	—	6	—	(6)	(100)%
Taxes on adjustments	(7)	—	(13)	(7)	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(200)	$(230)	$234	$30	13%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2019 compared to 2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower operating costs and interest expense in 2019.
Revenues
Net investment losses in 2019 were primarily driven by derivative losses, partially offset by net gains from the sale of investment securities. Net investment gains in 2018 were largely from derivative gains, partially offset by net losses from the sale of investment securities.
The increase in policy fees and other income was primarily related to gains from non-functional currency remeasurement transactions in 2019 compared to losses in 2018.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower employee-related expenses and operating costs in 2019.
Interest expense decreased largely driven by the redemption of $597 million of Genworth Holdings’ senior notes in May 2018.
The decrease in the benefit for income taxes was primarily attributable to a lower pre-tax loss in 2019 and a reduction in our valuation allowance in 2018 that did not recur, partially offset by discrete tax adjustments in 2018 that did not recur.
Investments and Derivative Instruments
Trends and conditions
Investments—credit and investment markets
Ongoing global trade tensions, slower global growth and a negative inflation outlook drove the U.S. Federal Reserve to decrease interest rates three times in 2019, each decrease representing a 25 basis point cut. The U.S. Federal Reserve does not project additional interest rate cuts in 2020 given the current economic outlook. The Reserve Bank of Australia also decreased its cash rate three times in 2019, each decrease representing a 25 basis point cut. The European Central Bank reduced interest rates by 10 basis points in 2019 and resumed its bond purchase program. These accommodative monetary policies from the U.S. Federal Reserve and other non-U.S. central banks drove both domestic and foreign government bond yields lower during 2019. Bond yields stabilized in the fourth quarter of 2019 as central bank policies, positive economic data and global trade agreements progressed, resulting in an increase to the government yield curve at the end of 2019. Credit markets tightened in 2019 as the market recovered from spread widening in the fourth quarter of 2018, approaching post-crisis tight spreads at the end of 2019. Accommodative central bank policies, rebounding investor demand for bonds, and progress towards a trade agreement between the United States and China helped provide quick recoveries during brief periods of volatility throughout the year.
The United Kingdom completed its exit from the European Union on January 31, 2020. Per the current withdrawal agreement, the legal exit is followed by a transition period that ends on December 31, 2020, during which the United Kingdom continues to remain within the European Union’s single market and customs union. During the transition period, the United Kingdom is expected to negotiate and finalize a trade agreement with the European Union which will lay out the terms of the future trading relation between the two parties. The nature, timing and implications of these trade negotiations remain uncertain.

Our investment portfolio maintained approximately $2.7 billion of United Kingdom exposure, or approximately 4% of total invested assets as of December 31, 2019. These assets were primarily U.S. dollar-denominated fixed-income investments and we held no direct United Kingdom sovereign exposure. While the ultimate range of Brexit outcomes could lead to potential credit devaluation or rating agency downgrades of our United Kingdom related exposures, at this time, we do not believe there is a material risk of investment impairments arising from the various Brexit scenarios.
As of December 31, 2019, our fixed maturity securities portfolio, which was 97% investment grade, comprised 85% of our total investment portfolio.
Derivatives
Several of our master swap agreements previously contained credit downgrade provisions that allowed either party to assign or terminate the derivative transaction if the other party’s long-term unsecured credit or financial strength rating was below the limit defined in the applicable agreement. Beginning in 2018, we renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements entirely or replace them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold. During 2019, we successfully completed these negotiations and as a result, none of our insurance company master swap agreements have credit downgrade provisions as of December 31, 2019. As of December 31, 2019, the RBC ratios of the respective insurance companies were above the thresholds negotiated in the applicable master swap agreements and therefore, no counterparty had rights to take action against us under the RBC threshold provisions.
As of December 31, 2019, $8.7 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of December 31, 2019, we posted initial margin of $194 million to our clearing agents, which represented approximately $59 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of December 31, 2019, $9.3 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $373 million and are holding collateral from counterparties in the amount of $182 million.
In July 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from the LIBOR, with its full elimination to occur after 2021. The announcement indicates that LIBOR may not continue to be available on the current basis (or at all) after 2021. The last committed publication date for LIBOR is December 31, 2021. The Alternate Reference Rate Committee, convened by the Board of Governors of the Federal Reserve System and the New York Federal Reserve Bank, has endorsed the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement benchmark for U.S. dollar LIBOR. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a risk-free rate, is backward-looking instead of forward-looking, is a secured rate and currently is available primarily as an overnight rate rather than as 1-, 3- and 6-month rates available for LIBOR. Upon the announcement, we formed a working group comprised of finance, investments, derivative, and tax professionals, as well as lawyers (the “Working Group”) to evaluate contracts and perform analysis of our LIBOR-based derivative instrument and investment exposure, as well as debt (including subordinated debt and Federal Home Loan Bank loans), reinsurance agreements and institutional products within the Runoff segment, as a result of the elimination of LIBOR. The Working Group took inventory of all investments with LIBOR exposure and identified nearly 400 instruments.
We
employ
derivatives
primarily for the purpose of hedging interest rate risk. The more closely a rate hedging instrument aligns with Treasury rate movements, the more effective it is. As a result, to the extent changes in SOFR in relation to Treasury movements were to differ meaningfully from those of LIBOR, a SOFR-based hedge could be relatively less effective. We currently track both LIBOR and SOFR changes and analyze each in comparison to Treasury rate movements. We have discovered that the difference between the two comparisons is de minimis. Therefore, we do not believe a move to SOFR will have a material impact on our derivatives portfolio. Although we expect a minimal impact from this conversion, we remain actively engaged with the broader financial services community on the topic of SOFR, including conversations with peers, derivatives clearinghouses, bilateral dealers and external legal counsel. With regard to derivatives, we expect the process for implementing SOFR as a replacement rate to be relatively seamless. The International Swap and Derivatives
Association (“ISDA”) has developed a contractual supplement to derivatives trading documentation that includes triggers and fallbacks for determining the replacement for a benchmark rate. The supplement may be agreed to between counterparties or through an ISDA protocol. In addition, ISDA has drafted an amendment to the 2006 Interbank Offered Rate definitions and a related protocol for legacy transactions.
For our other instruments and contracts, including investments, debt and reinsurance contracts, there is a wide variety in replacement language ranging from a rate freeze to silence on the matter. With respect to instruments that include a rate replacement, we will comply with the process prescribed by each instrument. For investments that do not contain such a replacement, we will generally endeavor to agree upon a replacement rate with our counterparties well in advance of LIBOR’s transition. In some cases, such as our long-term junior subordinated notes that mature in 2066 and are linked to three-month LIBOR, we may decide not to replace LIBOR which would lock-in the last published rate. We understand that the investment community is inclined to adopt SOFR as a substitute rate. Therefore, the adoption of SOFR will add certainty to the process of replacing LIBOR as the reference rate for many instruments. We do acknowledge the complications in calculating the credit spread necessary to equate SOFR to LIBOR and will monitor the potential risk.
We are at different stages of assessing operational readiness for LIBOR cessation related to our various instruments. These stages range from derivatives, where we are fully operationally ready, to other products and instruments, as well as tax impacts, where we have just begun our assessment process. Our Working Group will continue to monitor the process of elimination and replacement of LIBOR. Since the initial announcement, we have terminated a portion of our LIBOR-based swaps and entered into alternative rate swaps. In anticipation of the elimination of LIBOR, we plan to continue to convert our remaining LIBOR-based derivatives in a similar manner. In addition, our non-recourse funding obligations with interest rates based on one-month LIBOR were redeemed in January 2020. We expect to implement additional measures that we believe will ease the transition from LIBOR. Even though we have begun to take these actions, as described above, it is too early to determine the ultimate impact the elimination of LIBOR will have on our results of operations or financial condition.

Investment results
The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the years ended December 31:

							Increase (decrease)
	2019		2018		2017		2019 vs. 2018
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$2,494	4.6%	$2,456	4.7%	$2,458	—%	$38
Fixed maturity securities— non-taxable	6.1%	8	4.0%	11	3.7%	12	2.1%	(3)
Equity securities	6.3%	16	6.3%	20	5.6%	19	—%	(4)
Commercial mortgage loans	5.0%	344	4.9%	320	4.9%	306	0.1%	24
Restricted commercial mortgage loans related to a securitization entity (1)	7.3%	4	7.9%	7	7.7%	9	(0.6)%	(3)
Policy loans	8.9%	180	9.2%	169	8.6%	153	(0.3)%	11
Other invested assets (2)	27.6%	234	37.2%	181	46.9%	157	(9.6)%	53
Restricted other invested assets related to securitization entities (1)	—%	—	—%	—	1.1%	1	—%	—
Cash, cash equivalents, restricted cash and short-term investments	1.7%	39	1.7%	48	1.0%	35	—%	(9)

Gross investment income before expenses and fees	5.0%	3,319	4.9%	3,212	4.8%	3,150	0.1%	107
Expenses and fees	(0.1)%	(99)	(0.1)%	(91)	(0.1)%	(84)	—%	(8)

Net investment income	4.9%	$3,220	4.8%	$3,121	4.7%	$3,066	0.1%	$99

Average invested assets and cash		$66,280		$65,527		$65,384		$753

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation and includes limited partnership investments, which are primarily equity-based and do not have fixed returns by period.

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
The annualized weighted-average investment yields increased in 2019 compared to 2018 primarily driven by higher investment income on higher average invested assets. Net investment income included $32 million of higher limited partnership income, $13 million of higher bond call and prepayment income and $13 million of higher prepayment speed adjustments on structured securities, partially offset by $6 million of lower income related to inflation-driven volatility on U.S. Government Treasury Inflation Protected Securities. The year ended December 31, 2019 also included a decrease of $5 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Available-for-sale securities:
Realized gains	$107	$162	$205
Realized losses	(39)	(137)	(64)

Net realized gains (losses) on available-for-sale securities	68	25	141

Impairments:
Total other-than-temporary impairments	(1)	—	(6)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—

Net other-than-temporary impairments	(1)	—	(6)

Net realized gains (losses) on equity securities sold	9	11	—
Net unrealized gains (losses) on equity securities still held	14	(34)	—
Trading securities	—	—	1
Limited partnerships	29	11	—
Commercial mortgage loans	(2)	—	3
Net gains (losses) related to securitization entities (1)	—	—	7
Derivative instruments	(72)	(22)	(9)
Other	5	—	—

Net investment gains (losses)	$50	$(9)	$137

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

2019 compared to 2018
•	We recorded $43 million of higher net gains related to the sale of fixed maturity securities in 2019 compared to 2018 primarily from the sale of corporate securities driven mostly by cash tenders from merger and acquisition activity in 2019.

•	Net investment losses related to derivatives of $72 million in 2019 were primarily associated with hedging programs that support our runoff variable annuity products, losses related to hedging programs for our fixed indexed annuity products and decreases in the values of investments used to protect statutory surplus from equity market fluctuations. These losses were partially offset by gains from hedging programs related to our indexed universal life insurance products.

Net investment losses related to derivatives of $22 million in 2018 were primarily associated with hedging programs that support our runoff variable annuity products and losses related to hedging programs for our fixed indexed annuity products. These losses were partially offset by gains from hedging programs for our indexed universal life insurance products, gains from amounts reclassified from other comprehensive income (loss) due to sales of previously hedged bond purchases and gains from derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.
•	We recorded net unrealized gains related to equity securities of $14 million in 2019 from favorable mark-to-market adjustments compared to net unrealized losses of $34 million in 2018. We also recorded $18 million of higher gains related to limited partnerships primarily driven by changes in the fair value of these investments.

Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of December 31:

	2019		2018
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$42,162	57%	$39,389	58%
Private	18,177	24	16,200	24
Equity securities	239	—	275	—
Commercial mortgage loans	6,916	9	6,687	10
Restricted commercial mortgage loans related to a securitization entity (1)	47	—	62	—
Policy loans	2,058	3	1,861	3
Other invested assets	1,632	2	1,072	2
Cash, cash equivalents and restricted cash	3,341	5	1,974	3

Total cash, cash equivalents, restricted cash and invested assets	$74,572	100%	$67,520	100%

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to a consolidated securitization entity.

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2019, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 16 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity securities
As of December 31, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
	Amortized	Not other-than-	Other-than-	Not other-than-	Other-than-
	cost or	temporarily	temporarily	temporarily	temporarily	Fair
(Amounts in millions)	cost	impaired	impaired	impaired	impaired	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,073	$952	$—	$—	$—	$5,025
State and political subdivisions	2,394	355	—	(2)	—	2,747
Non-U.S. government	1,235	117	—	(2)	—	1,350
U.S. corporate:
Utilities	4,322	675	—	—	—	4,997
Energy	2,404	303	—	(8)	—	2,699
Finance and insurance	6,977	798	—	(1)	—	7,774
Consumer—non-cyclical	4,909	796	—	(4)	—	5,701
Technology and communications	2,883	363	—	(1)	—	3,245
Industrial	1,271	125	—	—	—	1,396
Capital goods	2,345	367	—	(1)	—	2,711
Consumer—cyclical	1,590	172	—	(2)	—	1,760
Transportation	1,320	187	—	(1)	—	1,506
Other	292	30	—	—	—	322

Total U.S. corporate	28,313	3,816	—	(18)	—	32,111

Non-U.S. corporate:
Utilities	779	50	—	—	—	829
Energy	1,140	179	—	—	—	1,319
Finance and insurance	2,087	232	—	—	—	2,319
Consumer—non-cyclical	631	55	—	(2)	—	684
Technology and communications	1,010	128	—	—	—	1,138
Industrial	896	92	—	—	—	988
Capital goods	565	40	—	—	—	605
Consumer—cyclical	373	24	—	—	—	397
Transportation	557	73	—	(1)	—	629
Other	1,431	188	—	(2)	—	1,617

Total non-U.S. corporate	9,469	1,061	—	(5)	—	10,525

Residential mortgage-backed (1)	2,057	199	15	(1)	—	2,270
Commercial mortgage-backed	2,897	137	—	(8)	—	3,026
Other asset-backed	3,262	30	—	(7)	—	3,285

Total available-for-sale fixed maturity securities	$53,700	$6,667	$15	$(43)	$—	$60,339

(1)	Fair value included $9 million collateralized by Alt-A residential mortgage loans and $24 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities increased $4.8 billion principally from higher net unrealized gains attributable to a decrease in interest rates in 2019.

Commercial mortgage loans
The following tables set forth additional information regarding our commercial mortgage loans as of December 31:

	2019
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2008 and prior	$1,094	381	37%	$—	—
2009	—	—	—%	—	—
2010	41	8	33%	—	—
2011	168	42	38%	—	—
2012	415	75	42%	—	—
2013	579	114	47%	—	—
2014	720	129	50%	—	—
2015	833	136	56%	—	—
2016	517	93	59%	—	—
2017	740	141	61%	—	—
2018	1,019	165	66%	—	—
2019	807	111	71%	—	—

Total	$6,933	1,395	54%	$—	—

(1)	Represents weighted-average loan-to-value as of December 31, 2019.

	2018
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2008 and prior	$1,310	459	39%	$3	1
2009	—	—	—%	—	—
2010	50	11	37%	—	—
2011	193	46	41%	—	—
2012	476	81	45%	—	—
2013	656	122	48%	3	1
2014	772	133	53%	—	—
2015	877	139	58%	—	—
2016	553	96	61%	—	—
2017	773	144	66%	—	—
2018	1,040	165	69%	—	—

Total	$6,700	1,396	54%	$6	2

(1)	Represents weighted-average loan-to-value as of December 31, 2018.

Restricted commercial mortgage loans related to a securitization entity
See notes 4 and 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to restricted commercial mortgage loans related to a securitization entity.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of December 31:

	2019		2018
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Limited partnerships	$634	39%	$409	38%
Bank loan investments	383	23	248	23
Derivatives	290	18	97	9
Short-term investments	260	16	195	18
Securities lending collateral	51	3	102	10
Other investments	14	1	21	2

Total other invested assets	$1,632	100%	$1,072	100%

Limited partnerships increased primarily from additional capital investments, partially offset by return of capital in 2019. Derivatives increased largely from a decrease in interest rates in 2019. Bank loan investments increased from funding of additional investments, partially offset by principal repayments in 2019.
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

		December 31,		Maturities/	December 31,
(Notional in millions)	Measurement	2018	Additions	terminations	2019
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,924	$1,414	$(2,370)	$8,968
Foreign currency swaps	Notional	80	52	(22)	110

Total cash flow hedges		10,004	1,466	(2,392)	9,078

Total derivatives designated as hedges		10,004	1,466	(2,392)	9,078

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Interest rate caps	Notional	424	—	(424)	—
Equity index options	Notional	2,628	2,479	(2,656)	2,451
Financial futures	Notional	1,415	5,568	(5,801)	1,182
Other foreign currency contracts	Notional	646	6,799	(6,817)	628

Total derivatives not designated as hedges		9,787	14,846	(15,698)	8,935

Total derivatives		$19,791	$16,312	$(18,090)	$18,013

		December 31,		Maturities/	December 31,
(Number of policies)	Measurement	2018	Additions	terminations	2019
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	27,886	—	(2,263)	25,623
Fixed index annuity embedded derivatives	Policies	16,464	—	(1,023)	15,441
Indexed universal life embedded derivatives	Policies	929	—	(45)	884

The decrease in the notional value of derivatives was primarily attributable to terminations in our qualified interest rate swaps related to repositioning our LIBOR-based derivatives and our hedging strategy associated with our long-term care insurance products to better match asset and liability durations. The decrease was also attributable to the termination of our interest rate caps related to the repayment of Genworth Holdings’ Term Loan on December 12, 2019 and a decrease in the financial futures associated with our variable annuity products.
The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Consolidated Balance Sheets
Total assets
. Total assets increased $419 million from $100,923 million as of December 31, 2018 to $101,342 million as of December 31, 2019.
•	Cash, cash equivalents, restricted cash and invested assets increased $7,052 million primarily from increases of $4,750 million, $1,367 million, $560 million, $214 million and $197 million in fixed maturity securities, cash and cash equivalents, other invested assets, commercial mortgage loans and policy loans, respectively. The increase in fixed maturity securities was predominantly related to higher unrealized gains principally from a decrease in interest rates, partially offset by net sales and maturities in 2019. The increase in cash and cash equivalents was principally related to the net cash proceeds received from the Genworth Canada sale. The increase in other invested assets was primarily from higher market values of derivative assets driven mostly by a decrease in interest rates and from an increase in limited partnership and bank loan investments in 2019. Commercial mortgage loans increased from higher originations and lower prepayments in 2019. The increase in policy loans was principally driven by new loans offered through our corporate-owned life insurance policies collateralized by the cash surrender value of the policy.

•	DAC decreased $1,306 million predominantly driven by shadow accounting adjustments associated with the recognition of higher unrealized gains. The shadow accounting adjustments decreased the DAC balance by $956 million, mostly in our long-term care insurance business, resulting in a cumulative decrease of $1,444 million to the DAC balance as of December 31, 2019, with an offsetting amount recorded in other comprehensive income (loss). For a discussion of additional information related to shadow accounting, see “—Critical Accounting Estimates.” The decrease was also from higher amortization in our life insurance business associated with higher lapses primarily related to our large 20-year term life insurance block issued in 1999 entering its post-level premium period and $58 million in our universal and term universal life insurance products recorded in connection with our annual review of assumptions in the fourth quarter of 2019.

•	Reinsurance recoverable decreased $175 million mainly attributable to the runoff of our structured settlement products ceded to UFLIC, an affiliate of our former parent, GE.

•	Deferred tax asset decreased $311 million primarily due to higher unrealized gains on investments and derivatives in 2019.

•	Separate account assets increased $249 million primarily due to favorable equity market performance in 2019.

•	Assets held for sale related to discontinued operations decreased $5,015 million as a result of the sale of Genworth Canada, which closed on December 12, 2019.

Total liabilities
. Total liabilities decreased $24 million from $86,734 million as of December 31, 2018 to $86,710 million as of December 31, 2019.
•	Future policy benefits increased $2,444 million primarily driven by shadow accounting adjustments associated with the recognition of higher unrealized gains. The shadow accounting adjustments increased future policy benefits by approximately $2,127 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). The increase was also attributable to aging of our long-term care insurance in-force block and an increase in incremental reserves of $213 million recorded in connection with an accrual for profits followed by losses in 2019.

•	Policyholder account balances decreased $751 million largely as a result of surrenders and benefits in our fixed annuities business and from scheduled maturities of certain funding agreements in 2019. These decreases were partially offset by an increase associated with shadow accounting adjustments in connection with the recognition of higher unrealized gains mostly in our universal life insurance products in 2019.

•	Liability for policy and contract claims increased $663 million due principally to our long-term care insurance business primarily attributable to new claims as a result of the aging of the in-force block, including higher frequency and severity of new claims, partially offset by favorable development on prior year incurred but not reported claims in 2019. These increases were partially offset by lower delinquencies in our U.S. mortgage insurance business in 2019.

•	Unearned premiums decreased $120 million principally related to our Australia mortgage insurance business due primarily to earned premiums outpacing written premiums. Gross written premiums were lower in 2019 compared to prior years, but have begun to normalize driven in part by higher mortgage origination volume from certain key customers. The decrease was also attributable to our long-term care insurance business predominantly from policy terminations and policies entering paid-up status in 2019.

•	Long-term borrowings decreased $430 million mainly attributable to the repayment of Genworth Holdings’ Term Loan, which was originally closed on March 7, 2018 and was scheduled to mature in March 2023. The Term Loan required early repayment due to the sale of Genworth Canada.

•	Liabilities held for sale related to discontinued operations decreased $2,112 million as a result of the sale of Genworth Canada, which closed on December 12, 2019.

Total equity
. Total equity increased $443 million from $14,189 million as of December 31, 2018 to $14,632 million as of December 31, 2019.
•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $343 million for the year ended December 31, 2019.

•	Net unrealized gains and derivatives qualifying as hedges increased $861 million and $221 million, respectively, primarily from a decrease in interest rates in 2019.

•	Foreign currency translation and other adjustments increased $307 million principally from the recognition of Genworth Canada’s cumulative foreign currency translation losses as part of the loss on sale recorded in connection with final disposition completed on December 12, 2019.

•	Noncontrolling interests decreased $1,292 million predominantly related to the deconsolidation of the ownership interest attributable to noncontrolling interests of Genworth Canada recorded in connection with the final disposition completed on December 12, 2019.

Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries
The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Net cash from operating activities	$2,079	$1,633	$2,554
Net cash from (used by) investing activities	1,301	(622)	(759)
Net cash used by financing activities	(2,217)	(1,621)	(1,768)

Net increase (decrease) in cash before foreign exchange effect	$1,163	$(610)	$27

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
We had higher cash inflows from operating activities in 2019 mainly attributable to posting lower collateral with our derivative counterparties and higher cash received on increased premiums associated with in-force rate actions in our long-term care insurance business, partially offset by new policy loans issued in our corporate-owned life insurance product in 2019.
We had cash inflows from investing activities in 2019 primarily driven by net proceeds from the sale of Genworth Canada in December 2019 and net sales of fixed maturity securities, partially offset by net purchases of short-term investments and commercial mortgage loan originations outpacing repayments. We had cash outflows from investing activities in 2018 mainly from net purchases of fixed maturity securities and from commercial mortgage loan originations outpacing repayments, partially offset by net sales of short-term investments.
We had higher cash outflows from financing activities in 2019 principally driven by higher net withdrawals from our investment contracts and higher net cash outflows related to long-term debt transactions. Net cash used in financing activities in 2019 included the repayment of $443 million of Genworth Holdings’ Term Loan in December 2019. Net cash used by financing activities in 2018 included the redemption of $597 million of Genworth Holdings’ senior notes in May 2018, partially offset by $441 million net proceeds from the Term Loan originally closed in March 2018.
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
We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. In 2017, we repaid $75 million, the entire amount due at maturity related to this repurchase agreement.

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
Genworth Holdings had $1,461 million and $429 million of cash, cash equivalents and restricted cash as of December 31, 2019 and 2018, respectively. Cash, cash equivalents and restricted cash as of December 31, 2018 included approximately $16 million of restricted cash. Genworth Holdings also held $70 million and $75 million in U.S. government securities as of December 31, 2019 and 2018, respectively, which included approximately $48 million and $42 million, respectively, of restricted assets. Genworth Holdings has an intercompany note with a principal amount of $200 million due on March 31, 2020, which we expect to pay on or before maturity.
During the years ended December 31, 2019, 2018 and 2017, Genworth Holdings received cash dividends from its international subsidiaries of $1,486 million, $182 million and $148 million, respectively. Dividends received by Genworth Holdings in 2019 included $1,235 million of net proceeds related to the sale of Genworth Canada. Dividends received by Genworth Holdings in 2019, 2018 and 2017 included $23 million, $57 million and $20 million, respectively, from our participation in the share buy-back programs in Genworth Australia, as discussed below. During 2019 and 2018, Genworth Financial received cash dividends of $250 million and $50 million, respectively, from its U.S. mortgage insurance business. We regularly evaluate business conditions, the macro-economic environment, regulatory requirements, PMIERs sufficiency and business needs, among other things, to determine the amount and timing of future dividends in our U.S. mortgage insurance business. There were no dividends paid to Genworth Holdings by its domestic life insurance subsidiaries during the years ended December 31, 2019, 2018 or 2017. We do not expect our U.S. life insurance businesses to provide dividends to our holding companies in the foreseeable future.

Guarantees and other commitments
Genworth Holdings provides capital support of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to fund claims to support its mortgage insurance business in Mexico. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.
Genworth Financial and Genworth Holdings previously provided a joint and several limited guarantee to Rivermont I, an indirect subsidiary, related to a reinsurance agreement between Rivermont I and GLAIC. On December 1, 2019, the in-force business ceded to Rivermont I was recaptured and the associated joint and several limited guarantee was terminated. Concurrent with the termination, the cash restriction associated with this limited guarantee was withdrawn.
Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee is now limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2019, the risk in-force of the business subject to the guarantee was approximately $1.4 billion.
Genworth Holdings has a Tax Matters Agreement with GE, our former parent company, which represents an obligation of Genworth Holdings to GE. The balance of this obligation was $69 million as of December 31, 2019. Genworth Financial and Genworth Holdings have joint and several guarantees associated with this Tax Matters Agreement.
Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior and subordinated notes and the holders of the senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes and outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior and subordinated notes indentures in respect of such senior and subordinated notes. Genworth Financial and Genworth Holdings had joint and several guarantees associated with Rivermont I’s non-recourse funding obligations prior to their redemption in January 2020. See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.
We also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $5 million and $6 million as of December 31, 2019 and 2018, respectively.
Regulated insurance subsidiaries
Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. See note 18 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information regarding the payment of dividends. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2019, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $300 million to us in 2020. However, our insurance subsidiaries may not pay dividends to us in 2020 at this level, if they need to retain capital for growth or need to meet capital requirements and desired thresholds.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2019, our total cash, cash equivalents, restricted cash and invested assets were $74.6 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 37% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of December 31, 2019.
As of December 31, 2019, 2018 and 2017, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. Effective July 1, 2019, our U.S. mortgage insurance business executed an excess of loss reinsurance transaction with a panel of reinsurers covering a portion of the loss tier on current and expected new insurance written for the 2019 book year. In addition, effective November 25, 2019, our U.S. mortgage insurance business obtained approximately $303 million of excess of loss reinsurance coverage on a portfolio of existing mortgage insurance policies written from January 1, 2019 through September 30, 2019. See note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on this transaction. Reinsurance transactions provided an aggregate of approximately $870 million of PMIERs capital credit as of December 31, 2019. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time, including additional reinsurance and other credit risk transfer transactions.
In February 2019, Genworth Australia announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 25 million of its shares for AUD$64 million. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of approximately 52.0% and received $23 million in cash, which was paid as dividends to Genworth Holdings. In lieu of continuing with further share buy-backs under this program, Genworth Australia paid an unfranked special dividend of AUD$0.219 per share in the third quarter of 2019, part of which constituted the remaining AUD$36 million of the buy-back program. As a result, a dividend of $30 million was paid to Genworth Holdings. In November 2019, Genworth Australia completed a further capital management initiative via an unfranked special dividend of AUD$0.242 per share, which represented an aggregate distribution of approximately AUD$100 million. As a result, a dividend of $34 million was paid to Genworth Holdings in December 2019.

In May 2018, Genworth Australia announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 36 million of its shares for AUD$100 million. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position and received $37 million in cash, which was paid as dividends to Genworth Holdings.
In August 2017, Genworth Australia announced its intention to commence an on-market share buy-back program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 17 million of its shares for AUD$51 million in 2017. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position and received $20 million in cash, which was paid as dividends to Genworth Holdings. In February 2018, Genworth Australia completed its share repurchases under this program, repurchasing approximately 19 million of its shares for AUD$49 million. We participated in on-market sales transactions to maintain our ownership position and received $20 million in cash, which was paid as a dividend to Genworth Holdings.
As of December 31, 2019, each of our life insurance subsidiaries exceeded the minimum required RBC levels in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 213% as of December 31, 2019, an increase compared to December 31, 2018, mostly from operating earnings in our long-term care insurance business primarily driven by higher premiums and reduced benefits from in-force rate actions approved and implemented.
As of December 31, 2018, GLAIC provided security in an aggregate amount of $28 million for the benefit of Rivermont I, that had issued non-recourse funding obligations to collateralize the obligation to make future payments on their behalf under certain tax sharing agreements. The associated letter of credit was terminated in December 2019.
Capital resources and financing activities
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont I, our indirect subsidiary, redeemed all of its $315 million of outstanding non-recourse funding obligations due in 2050. The early redemption resulted in a pre-tax loss of $4 million from the write-off of deferred borrowing costs.
On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020 using cash proceeds received from the sale of Genworth Canada. The senior notes were fully redeemed with a cash payment of $409 million, comprised of the outstanding principal balance of $397 million, accrued interest of approximately $3 million and a make-whole premium of approximately $9 million.
On December 12, 2019, Genworth Holdings repaid its Term Loan, which was originally closed on March 7, 2018 and was scheduled to mature in March 2023. Prior to the repayment, GFIH provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which was secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. Due to the sale of the underlying collateral, the Term Loan was required to be repaid upon the sale of Genworth Canada. A cash payment of $445 million was used to fully repay the outstanding principal and accrued interest of the Term Loan.
On October 4, 2018, Genworth Holdings completed a bond consent solicitation whereby it amended its senior notes indenture to clarify that GLAIC and the subsidiaries of GLIC, GLAIC and GLICNY are excluded from the class of subsidiaries for which a bankruptcy, insolvency or other similar proceeding would result in an event of default under the indenture. We paid $11 million of total fees, which consisted of bond consent fees, broker, advisor and investment banking fees. The bond consent fees were deferred and the remaining fees were expensed in 2018.

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
We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances, and if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Our cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. We may move below or above our targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. We continue to evaluate our target level of liquidity as circumstances warrant. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with certainty the impact to us from future disruptions in the credit markets or the recent or any further future downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company debt
. In the absence of the transaction with China Oceanwide, we may need to pursue other potential asset sales to address our debt maturities, including a potential transaction with respect to our U.S. mortgage insurance business and/or our mortgage insurance business in Australia. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” and “Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation.”
Contractual obligations and commercial commitments
We enter into obligations with third parties in the ordinary course of our operations. These obligations as of December 31, 2019, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon the analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected in the following table. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2020	2021-2022	2023-2024	2025 and thereafter
Borrowings and interest (1)	$5,457	$583	$1,332	$956	$2,586
Operating lease obligations (2)	81	9	19	14	39
Other purchase liabilities (3)	31	21	9	1	—
Securities lending (4)	51	51	—	—	—
Commercial mortgage loan commitments (5)	30	30	—	—	—
Bank loan investment commitments (5)	52	52	—	—	—
Limited partnership commitments (5)	976	279	432	233	32
Private placement commitments (5)	39	39	—	—	—
Insurance liabilities (6)	118,270	3,190	6,239	4,954	103,887
Tax matters agreement (7)	60	15	29	16	—
Unrecognized tax benefits (8)	64	—	—	—	64

Total contractual obligations	$125,111	$4,269	$8,060	$6,174	$106,608

(1)	Includes payments of principal and interest on our long-term borrowings and non-recourse funding obligations. On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020. The senior notes were fully redeemed with a cash payment of $409 million, comprised of the outstanding principal balance, accrued interest and a make-whole premium of approximately $9 million. In January 2020, Rivermont I redeemed all of its $315 million of outstanding non-recourse funding obligations due in 2050. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet as it excludes debt issuance costs, premiums and discounts and includes interest that is expected to be payable in future years. See note 12 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for information related to the timing of payments and the maturity dates of these borrowings.

(2)	Includes the undiscounted lease payments required under our operating leases obligations. The related operating lease liability is recorded on our consolidated balance sheet net of imputed interest of $24 million. See note 2 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to operating leases.

(3)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.

(4)	The timing for the return of the collateral associated with our securities lending program is generally overnight and continuous; therefore, the return of collateral is reflected as being due in 2020. See note 12 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

(5)	Includes amounts we are committed to fund for U.S. commercial mortgage loans, bank loan investments, interests in limited partnerships and private placement investments.

(6)
The obligations in this table have not been discounted at present value. In contrast to this table, our obligations reported in our consolidated balance sheet are recorded in accordance with U.S. GAAP where the liabilities are discounted consistent with the present value concept under accounting guidance related to accounting and reporting by insurance enterprises, as applicable. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. These amounts also include estimated claims and benefits, policy surrender and commission obligations calculated consistent with U.S. GAAP on in-force long-duration insurance policies and investment contracts. Also includes amounts established for recourse and indemnification related to our U.S. mortgage insurance contract underwriting business. Estimated claim and benefit obligations are based on mortality, morbidity, lapse and other assumptions. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.

(7)
Because their future cash outflows are uncertain, the following non-current liabilities are excluded from this table: deferred taxes (except the fixed payments related to the Tax Matters Agreement, which is included, as described in note 13 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data”), derivatives, unearned premiums and certain other items.

(8)	Includes the settlement of uncertain tax positions, with related interest, based on the estimated timing of the resolution of income tax examinations in multiple jurisdictions. See notes 2 and 13 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of uncertain tax positions.

Off-Balance Sheet Transactions
We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2019 and 2018 were $47 million and $62 million, respectively, which were also securitized assets required to be consolidated. Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in 2019, 2018 or 2017.
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
There is also modest delinquency seasonality in our mortgage insurance business in Australia where we generally experience higher new delinquencies and lower cure rates in the first and second quarters of each calendar year. See “—Australia Mortgage Insurance segment—Trends and conditions” for additional information related to our Australia mortgage insurance business.
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

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. The following is a discussion of our market risk exposures and our risk management practices.
While we enter into derivatives to mitigate certain market risks, our agreements with futures commission merchants and derivative counterparties require that we provide securities for initial margin to future commission merchants and securities as collateral to our derivative counterparties to reflect changes in the fair value of our derivatives. We may hold more high quality securities to ensure we have sufficient collateral to post to derivative counterparties or futures commission merchants in the event of adverse changes in the fair value of our derivative instruments. If we do not have sufficient high quality securities to provide as collateral, we may need to sell certain other securities to purchase assets that would be eligible for collateral posting, which could adversely impact our future investment income.
Interest Rate Risk
We enter into market-sensitive instruments primarily for purposes other than trading. Our life insurance, long-term care insurance and deferred annuity products have significant interest rate risk and are associated with our U.S. life insurance subsidiaries. Our mortgage insurance business in Australia and immediate annuity products have moderate interest rate risk, while our U.S. mortgage insurance business has relatively low interest rate risk.
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
Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders). Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. As of December 31, 2019, of our $8.0 billion deferred annuity products, $0.6 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5%, with $1 million that have guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6.0%. Of our $8.1 billion of universal life insurance products as of December 31, 2019, $3.9 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.
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
Our life insurance, long-term care insurance and fixed annuity products, as well as our guaranteed benefits on variable annuities, also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products and may increase hedging costs on our in-force block of variable annuity products. The prolonged low interest rate environment has negatively impacted the margins of our fixed immediate annuity products, which resulted in the impairment and full write-off of our DAC balance related to these products and the establishment of additional future policy benefit reserves. See “—Critical Accounting Estimates—Future policy benefits” for additional details. If interest rates remain at historic lows or the pace of interest rate increases is slower than our expectations, the sufficiency of our margins could be negatively impacted, which may result in additional impairments or the establishment of higher reserves on our other long-duration insurance products. In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support statutory reserves.
The carrying value of our investment portfolio as of December 31, 2019 and 2018 was $71.2 billion and $65.5 billion, respectively, of which 85% was invested in fixed maturity securities in both years. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We attempt to mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.
Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. For example, during the fourth quarter of 2019, we reinvested $1.6 billion at an average rate of 3.5% as compared to our annualized weighted-average investment yield of 5.0%. Issuers of fixed-income securities or borrowers to our commercial mortgage loans may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. During periods of increasing interest rates, market values of lower-yielding assets will decline. In addition, our interest rate hedges will decline which will require us to post additional collateral with our derivative counterparties, which could add additional strain to our short-term liquidity.
The primary market risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. While we are exposed to interest rate risk from certain variable rate long-term borrowings, in certain instances we invest in variable rate assets to back those obligations to mitigate the interest rate risk from the variable interest payments.

We use derivative instruments, such as interest rate swaps, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain interest rate risk by:
•	reducing the risk between the timing of the receipt of cash and its investment in the market; and

•	extending or shortening the duration of assets to better align with the duration of the liabilities.

As a matter of policy, we have not and will not engage in derivative market-making, speculative derivative trading or other speculative derivative activities.
Equity Market Risk
Our exposure to equity market risk within our insurance companies primarily relates to variable annuities and life insurance products and certain equity linked products. Certain variable annuity products have living benefit guarantees that expose us to equity market risk if the performance of the underlying mutual funds in the separate account products experience downturns and volatility for an extended period of time which could result in more payments from general account assets than from contractholder separate account investments. Additionally, continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will further challenge our ability to recover DAC on these products and could lead to write-offs of DAC, as well as increased hedging costs. Downturns in equity markets could also lead to an increase in liabilities associated with secondary guarantee features, such as guaranteed minimum benefits on separate account products, where we have equity market risk exposure.
We are exposed to equity risk on our holdings of common stocks and other equities, as well as risk on products where we have equity market risk exposure. We manage equity price risk through industry and issuer diversification, asset allocation techniques and hedging strategies. Equity exposures associated with limited partnership investments are excluded from this discussion as they are not considered financial instruments in accordance with U.S. GAAP.
We use derivative instruments, such as financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate equity risk by reducing our exposure to fluctuations in equity market indices that underlie some of our products.
Foreign Currency Risk
After the sale of Genworth Canada, our exposure to foreign currency exchange risk is limited. Our international operations, which primarily include our Australia mortgage insurance business, generate revenues denominated in local currencies, and we invest the cash generated in non-U.S.-denominated securities. As of December 31, 2019 and 2018, approximately 3% of our invested assets were held by our international operations and we invest cash generated in those operations in securities denominated in the same local currencies. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations in our consolidated financial statements. We are also exposed to foreign currency exchange risk related to the British pound sterling for retained liabilities associated with the sale of our lifestyle protection insurance business.
Sensitivity Analysis
Sensitivity analysis measures the impact of hypothetical changes in interest rates, foreign exchange rates and other market rates or prices on the profitability of market-sensitive financial instruments.
The following discussion about the potential effects of changes in interest rates, equity market prices and foreign currency exchange rates is based on so-called “shock-tests,” which model the effects of interest rate, equity market price and foreign currency exchange rate shifts on our financial condition and results of operations.

Although we believe shock-tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock-tests for changes in interest rates, equity market prices and foreign currency exchange rates may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. For the purpose of this sensitivity analysis, we excluded the potential impacts on our insurance liabilities that are not considered financial instruments, with the exception of those insurance liabilities that have embedded derivatives that are required to be bifurcated in accordance with U.S. GAAP. In addition, this sensitivity analysis does not include a variety of other potential factors that could affect our business as a result of these changes in interest rates, equity market prices and foreign currency exchange rates.
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
Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-income securities portfolio to decrease by approximately $4.6 billion based on our securities positions as of December 31, 2019, as compared to an estimated decrease of $4.2 billion under this model as of December 31, 2018. The increase in the impact of the parallel shift in the yield curve in 2019 was due to the decrease in the fair value of our investment portfolio as well as the decrease in duration of fixed maturity securities to better align with the liabilities being backed by these investments.
We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $641 million based on our derivatives portfolio as of December 31, 2019, as compared to an estimated decline of $527 million under this model as of December 31, 2018. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of $428 million and would require us to post cash margin related to our cleared swaps and futures contracts of $300 million based on our derivatives portfolio as of December 31, 2019. Of the $641 million estimated decrease in fair value of our derivatives portfolio as of December 31, 2019, $72 million related to non-qualified derivatives used to mitigate interest rate risk associated with our GMWB embedded derivative liabilities as of December 31, 2019. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $88 million and $89 million, respectively, based on our GMWB embedded derivative liabilities as of December 31, 2019 and 2018. As of December 31, 2019, we performed a similar sensitivity analysis and noted that a 100 basis point increase in interest rates resulted in a decrease of $4 million on our fixed index annuity embedded derivatives, as compared to an estimated increase of $12 million under this model as of December 31, 2018. As of December 31, 2019 and 2018, a 100 basis point increase in interest rates would result in a decrease of $4 and $2 million, respectively, on our indexed universal life embedded derivatives. The impact on our insurance liabilities is not included in the sensitivities above.

The principal amount, weighted-average interest rate and fair value by maturity of our variable rate debt were as follows as of December 31:

	2019			2018
(Amounts in millions)	Principal amount	Weighted- average interest rate	Fair value (1)	Principal amount	Weighted- average interest rate	Fair value (1)
Maturity:
Floating rate notes:
Senior secured term loan facility, 2023 (2)	$—	—%	$—	$438	6.58%	$440
Junior subordinated notes, 2025 (3)	140	4.95%	142	140	5.46%	143
Junior subordinated notes, 2066 (4)	585	4.41%	358	585	4.13%	316

Total floating rate notes	725	4.51%	500	1,163	5.21%	899

Non-recourse funding obligations:
Rivermont Insurance Company I, 2050 (5)	311	3.78%	207	311	4.49%	215

Total non-recourse funding obligations	311	3.78%	207	311	4.49%	215

Total floating rate debt	$1,036		$707	$1,474		$1,114

(1)	The valuation methodology used is based on the then-current coupon, revalued based on the LIBOR set and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.
(2)	On December 12, 2019, Genworth Holdings repaid the Term Loan, which was originally closed on March 7, 2018 and was scheduled to mature in March 2023.
(3)	Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited, our indirect majority-owned subsidiary, due in 2025 have an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%.
(4)	Floating rate junior notes due in November 2066 have an annual interest rate equal to three-month LIBOR plus 2.0025%. See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.
(5)	In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont I redeemed all of its $315 million of outstanding non-recourse funding obligations due in 2050.
Equity Market Risk
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $11 million based on our equity positions as of December 31, 2019, as compared to an estimated decline of $14 million under this model for the year ended December 31, 2018.
We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in a decrease in fair value of $14 million and an increase of $50 million, respectively, based on our equity market derivatives as of December 31, 2019 and 2018. The estimated increase in fair value primarily relates to non-qualified derivatives used to mitigate equity market risk associated with our GMWB and fixed index annuity embedded derivative liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an estimated increase in fair value of $42 million and $48 million based on our GMWB embedded derivative liabilities as of December 31, 2019 and 2018, respectively. As of December 31, 2019, we performed a similar sensitivity analysis on our fixed index annuity and indexed universal life embedded derivatives and noted that a 10% decline in equity market prices would result in an estimated decrease in fair value of $24 million and $1 million, respectively, as compared to an estimated decrease in fair value of $11 million and $1 million, respectively, as of December 31, 2018.

Foreign Currency Risk
One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2019, and remeasured our pre-tax earnings assuming a 10% decrease in foreign currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would reduce our operating results, before taxes and noncontrolling interests, by $17 million and $19 million under this model for the years ended December 31, 2019 and 2018, respectively.
We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in foreign currency exchange rates resulted in an increase in fair value of $23 million as of December 31, 2019, as compared to an estimated increase of $126 million under this model for the year ended December 31, 2018. The change in fair value of derivatives may not result in a direct impact to our net income (loss) as a result of certain derivatives that may be designated as qualifying hedge relationships.
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
In the case of foreign exchange transactions with a tenor of exposure of less than one year, a counterparty must have a short-term credit rating of “A-1/P-1” or its equivalent. In the case of a split or single rating, the lowest or the single rating will apply.
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
We also engage in derivatives transactions traded on regulated exchanges or clearinghouses where the exchanges or clearinghouses ensure the performance of the contracts.

Item 8.	Financial Statements and Supplementary Data
Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Genworth Financial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of key assumptions used in loss recognition testing for long-term care and traditional life insurance
As discussed in Notes 2 and 9 to the consolidated financial statements, of the Company’s total future policy benefits balance of $40,384 million as of December 31, 2019, long-term care insurance contracts were $26,170 million and traditional life insurance contracts were $2,205 million. The Company performs loss recognition testing on at least an annual basis to determine if a premium deficiency exists. If the liability for future policy benefits plus the current present value of expected future gross premiums are less than the current present value of expected future benefits and expenses (including any unamortized deferred acquisition costs (DAC)), a charge to net income (loss) is recorded for accelerated DAC amortization and, if necessary, a premium deficiency reserve is established. The loss recognition test is based upon expected estimated claims and premium payment patterns, which includes assumptions for future in-force rate actions and morbidity for long-term care insurance and mortality for traditional life insurance. Future in-force rate actions include those that are anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed.
We identified the evaluation of key assumptions used in loss recognition testing for long-term care insurance (future in-force rate actions and morbidity) and for traditional life insurance (mortality) as a critical audit matter. The evaluation of these key assumptions required complex auditor judgment. Specialized skills were needed to evaluate the future in-force rate actions and morbidity assumptions for long-term care insurance and the mortality assumption for traditional life insurance used in the Company’s loss recognition testing.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s long-term care and traditional life insurance loss recognition process with the assistance of actuarial professionals as appropriate, including controls over the development of future in-force rate actions and the morbidity assumptions for long-term care insurance and the mortality assumption for traditional life insurance. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
•	Evaluating the Company’s key assumptions, including the determination of whether to update the key assumptions in the current year, by assessing the consistency of the assumptions with each other, relevant historical and experience data, and industry data, as applicable;
•	Comparing the Company’s updated future in-force rate actions and morbidity assumptions for long-term care insurance and mortality assumption for traditional life insurance to the Company’s historical experience; and
•	Evaluating the impact of the key assumption changes by comparing the actual impact to expected impact of the key assumption changes to the results of the loss recognition test.
Assessment of the estimate of the long-term care insurance liability for policy and contract claims
As discussed in Notes 2 and 10 to the consolidated financial statements, the liability for policy and contract claims for long-term care insurance products represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before December 31, 2019. The Company’s liability for policy and contract claims related to long-term care insurance was $10,239 million of a total liability for policy and contract claims of $10,958 million as of December 31, 2019.
We identified the assessment of the estimate of the long-term care insurance liability for policy and contract claims as a critical audit matter. The evaluation of the claim termination rates (CTR) and benefit utilization rates (BUR) used in the determination of the morbidity assumption for claim duration and severity within the actuarial model required complex auditor judgment. Specialized skills were needed to evaluate the Company’s assumptions regarding the CTR and BUR and the impact of those assumptions on the actuarial models.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s long-term care insurance liability for policy and contract claims process with the assistance of actuarial professionals, as appropriate, including controls over the development of the morbidity assumptions. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•	Evaluating the models and assumptions for consistency with generally accepted actuarial methodologies and industry practice;
•	Developing independent estimates for a selection of long-term care insurance liability for policy and contract claims using the Company’s assumptions and comparing our estimates to the recorded policy level claim liability; and
•	Assessing the consistency of actual historical claims experience compared to the expected claims experience to evaluate the Company’s updated morbidity assumption.
Assessment of the estimate of the additional benefit reserves for guarantees related to universal life and term universal life insurance contracts
As discussed in Notes 2 and 9 to the consolidated financial statements, the additional benefit reserves for guarantees represents a supplementary reserve established in addition to the contract value and is calculated by applying a benefit ratio to accumulated contract holder assessments, and then deducting accumulated paid claims. The benefit ratio is equal to the ratio of benefits to assessments, accumulated with interest and considering both past and anticipated future claims experience. The Company’s policyholder account balances related to universal and term universal life insurance contracts was $10,751 million of total policyholder account balances of $22,217 million as of December 31, 2019. Of the total $10,751 million, a portion of this represents the additional benefit reserves for guarantees related to universal and term universal life insurance contracts.
We identified the assessment of the estimate of the additional benefit reserves for guarantees related to universal life and term universal life insurance contracts as a critical audit matter. Specifically, the evaluation of the mortality assumption used in the estimation of the additional benefit reserves for guarantees required complex auditor judgment. Specialized skills were needed to evaluate the Company’s mortality assumption and the impact of that assumption on the additional benefit reserves for guarantees.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for estimating additional benefit reserves for guarantees related to universal and term universal life insurance contracts with the assistance of actuarial professionals, as appropriate, including controls over the development of the mortality assumption. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•	Developing independent estimates for a selection of contracts with additional benefit reserves for guarantees and comparing our estimates to the recorded reserves;
•	Evaluating the Company’s mortality assumption and results by assessing the consistency of the mortality assumption with the underlying historical claims experience data and industry data; and
•	Comparing expected claims experience that reflects the updated mortality assumption to historical claims experience to evaluate the updated mortality assumption.
Evaluation of the estimate of the liability for policy and contract claims for mortgage insurance policies
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company estimates the liability for policy and contract claims for mortgage insurance based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers. The estimates are determined using either a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using actuarial techniques, or a case-based approach, in which each individual delinquent loan is reviewed and a best-estimate loss is determined based on the status of the insured loan and an estimation of net sale proceeds from the disposition of the mortgaged property. The Company’s liability for policy and contract claims related to mortgage insurance policies (mortgage insurance reserves) was $449 million of a total liability for policy and contract claims of $10,958 million as of December 31, 2019.
We identified the evaluation of the estimate of the liability for policy and contract claims related to mortgage insurance policies to be a critical audit matter. The ultimate amounts and timing of claim payments was inherently uncertain and, therefore, assessment required complex auditor judgment and specialized knowledge and experience.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the development and approval of the estimate for mortgage insurance reserves, including the frequency and severity of loans in default. We involved actuarial professionals with specialized knowledge and experience, who assisted in:
•	Assessing the Company’s reserving methodology and assumptions by comparing to accepted actuarial methodologies;
•	Developing an independent estimate and range for the mortgage insurance reserve for a portion of the reserves, using the Company’s underlying historical claims and delinquency data and assessing the year-over-year movements of the Company’s recorded mortgage insurance reserves within the developed independent range; and
•	Evaluating the reserve adjustments, assumption changes, and emerging experience including comparing prior period estimates to actual claims payments for the other portion of the reserves.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Richmond, Virginia
February 27, 2020

GENWORTH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)

	December 31,
	2019	2018
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$60,339	$55,589
Equity securities, at fair value	239	275
Commercial mortgage loans ($ 47 and $ 62 are restricted as of December 31, 2019 and 2018, respectively, related to a securitization entity)	6,963	6,749
Policy loans	2,058	1,861
Other invested assets	1,632	1,072

Total investments	71,231	65,546
Cash, cash equivalents and restricted cash	3,341	1,974
Accrued investment income	654	645
Deferred acquisition costs	1,836	3,142
Intangible assets and goodwill	201	333
Reinsurance recoverable	17,103	17,278
Other assets	443	395
Deferred tax asset	425	736
Separate account assets	6,108	5,859
Assets held for sale related to discontinued operations	—	5,015

Total assets	$101,342	$100,923

Liabilities and equity
Liabilities:
Future policy benefits	$40,384	$37,940
Policyholder account balances	22,217	22,968
Liability for policy and contract claims	10,958	10,295
Unearned premiums	1,893	2,013
Other liabilities	1,562	1,529
Non-recourse funding obligations	311	311
Long-term borrowings	3,277	3,707
Separate account liabilities	6,108	5,859
Liabilities held for sale related to discontinued operations	—	2,112

Total liabilities	86,710	86,734

Commitments and contingencies

Equity:
Class A common stock, $ 0.001 par value; 1.5 billion shares authorized; 592 million and 589 million shares issued as of December 31, 2019 and 2018, respectively; 504 million and 501 million shares outstanding as of December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	11,990	11,987

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,444	585
Net unrealized gains (losses) on other-than-temporarily impaired securities	12	10

Net unrealized investment gains (losses)	1,456	595

Derivatives qualifying as hedges	2,002	1,781
Foreign currency translation and other adjustments	(25)	(332)

Total accumulated other comprehensive income (loss)	3,433	2,044
Retained earnings	1,461	1,118
Treasury stock, at cost ( 88 million shares as of December 31, 2019 and 2018)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,185	12,450
Noncontrolling interests	447	1,739

Total equity	14,632	14,189

Total liabilities and equity	$101,342	$100,923

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Years ended December 31,
	2019	2018	2017
Revenues:
Premiums	$4,037	$3,994	$3,485
Net investment income	3,220	3,121	3,066
Net investment gains (losses)	50	(9)	137
Policy fees and other income	789	795	825

Total revenues	8,096	7,901	7,513

Benefits and expenses:
Benefits and other changes in policy reserves	5,163	5,606	5,125
Interest credited	577	611	646
Acquisition and operating expenses, net of deferrals	962	943	957
Amortization of deferred acquisition costs and intangibles	441	348	392
Interest expense	239	256	266

Total benefits and expenses	7,382	7,764	7,386

Income from continuing operations before income taxes	714	137	127
Provision (benefit) for income taxes	195	70	(406)

Income from continuing operations	519	67	533
Income from discontinued operations, net of taxes	11	230	394

Net income	530	297	927
Less: net income from continuing operations attributable to noncontrolling interests	64	70	(80)
Less: net income from discontinued operations attributable to noncontrolling interests	123	108	190

Net income available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$455	$(3)	$613
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(112)	122	204

Net income available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.90	$(0.01)	$1.23

Diluted	$0.89	$(0.01)	$1.22

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.68	$0.24	$1.64

Diluted	$0.67	$0.24	$1.63

Weighted-average common shares outstanding:
Basic	502.9	500.4	499.0

Diluted	509.7	500.4	501.4

Supplemental disclosures:
Total other-than-temporary impairments	$(1)	$—	$(6)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—

Net other-than-temporary impairments	(1)	—	(6)
Other investment gains (losses)	51	(9)	143

Total net investment gains (losses)	$50	$(9)	$137

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years ended December 31,
	2019	2018	2017
Net income	$530	$297	$927
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	846	(669)	(187)
Net unrealized gains (losses) on other-than-temporarily impaired securities	2	(2)	1
Derivatives qualifying as hedges	221	(298)	(20)
Foreign currency translation and other adjustments	487	(301)	251

Total other comprehensive income (loss)	1,556	(1,270)	45

Total comprehensive income (loss)	2,086	(973)	972
Less: comprehensive income attributable to noncontrolling interests	354	22	222

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,732	$(995)	$750

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2016	$1	$11,962	$3,094	$287	$(2,700)	$12,644	$1,823	$14,467
Cumulative effect of change in accounting, net of taxes	—	—	—	9	—	9	—	9
Repurchase of subsidiary shares	—	—	—	—	—	—	(33)	(33)
Comprehensive income (loss):
Net income	—	—	—	817	—	817	110	927
Other comprehensive income (loss), net of taxes	—	—	(67)	—	—	(67)	112	45

Total comprehensive income						750	222	972
Dividends to noncontrolling interests	—	—	—	—	—	—	(107)	(107)
Stock-based compensation expense and exercises and other	—	15	—	—	—	15	5	20

Balances as of December 31, 2017	1	11,977	3,027	1,113	(2,700)	13,418	1,910	15,328

Cumulative effect of change in accounting, net of taxes	—	—	131	(114)	—	17	—	17
Repurchase of subsidiary shares	—	—	—	—	—	—	(105)	(105)
Comprehensive income (loss):
Net income	—	—	—	119	—	119	178	297
Other comprehensive loss, net of taxes	—	—	(1,114)	—	—	(1,114)	(156)	(1,270)

Total comprehensive income (loss)						(995)	22	(973)
Dividends to noncontrolling interests	—	—	—	—	—	—	(97)	(97)
Stock-based compensation expense and exercises and other	—	10	—	—	—	10	9	19

Balances as of December 31, 2018	1	11,987	2,044	1,118	(2,700)	12,450	1,739	14,189

Repurchase of subsidiary shares	—	—	—	—	—	—	(44)	(44)
Sale of business that included
noncontrolling interests	—	—	—	—	—	—	(1,417)	(1,417)
Comprehensive income:
Net income	—	—	—	343	—	343	187	530
Other comprehensive income, net of taxes	—	—	1,389	—	—	1,389	167	1,556

Total comprehensive income						1,732	354	2,086
Dividends to noncontrolling interests	—	—	—	—	—	—	(197)	(197)
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	12	15

Balances as of December 31, 2019	$1	$11,990	$3,433	$1,461	$(2,700)	$14,185	$447	$14,632

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$530	$297	$927
Less income from discontinued operations, net of taxes	(11)	(230)	(394)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(118)	(130)	(156)
Net investment (gains) losses	(50)	9	(137)
Charges assessed to policyholders	(699)	(697)	(713)
Acquisition costs deferred	(27)	(42)	(46)
Amortization of deferred acquisition costs and intangibles	441	348	392
Deferred income taxes	139	28	(427)
Trading securities, derivative instruments and limi ted partnerships	(98)	(260)	727
Stock-based compensation expense	27	35	31
Change in certain assets and liabilities:
Accrued investment income and other assets	(358)	(166)	32
Insurance reserves	1,259	1,555	1,625
Current tax liabilities	26	8	(25)
Other liabilities, policy and contract claims and other policy-related balances	609	598	370
Cash from operating activities—discontinued operations	409	280	348

Net cash from operating activities	2,079	1,633	2,554

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,436	3,312	4,170
Commercial mortgage loans	582	701	579
Restricted commercial mortgage loans related to a securitization entity	15	45	22
Proceeds from sales of investments:
Fixed maturity and equity securities	3,883	5,488	3,788
Purchases and originations of investments:
Fixed maturity and equity securities	(6,899)	(9,386)	(7,800)
Commercial mortgage loans	(813)	(1,047)	(806)
Other invested assets, net	(389)	261	(678)
Policy loans, net	62	35	48
Proceeds from sale of business, net of cash transferred	1,398	—	—
Payments for business purchased, net of cash acquired	—	—	(5)
Cash from ( used by ) investing activities—discontinued operations	26	(31)	(77)

Net cash from ( used by ) investing activities	1,301	(622)	(759)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	824	1,193	857
Withdrawals from universal life and investment contracts	(2,319)	(2,355)	(2,397)
Proceeds from issuance of long-term debt	—	441	—
Repayment and repurchase of long-term debt	(446)	(600)	—
Repayment of borrowings related to securitization entities	—	(40)	(34)
Repurchase of subsidiary shares	(22)	(55)	(19)
Dividends paid to noncontrolling interests	(87)	(40)	(53)
Other, net	(35)	(56)	(53)
Cash used by financing activities—discontinued operations	(132)	(109)	(69)

Net cash used by financing activities	(2,217)	(1,621)	(1,768)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $6, $(25) and $23 related to discontinued operations)	1	(88)	64

Net change in cash, cash equivalents and restricted cash	1,164	(698)	91
Cash, cash equivalents and restricted cash at beginning of period	2,177	2,875	2,784

Cash, cash equivalents and restricted cash at end of period	3,341	2,177	2,875
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	203	229

Cash, cash equivalents and restricted cash of continuing operations at end of period	$3,341	$1,974	$2,646

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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

At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement. The closing of the transaction remains subject to other closing conditions and regulatory re-approvals
.
The accompanying financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting interest or power to direct activities of certain variable interest entities (“VIEs”), which we refer to as “Genworth,” “Genworth Financial,” the “Company,” “we,” “us” or “our” unless the context otherwise requires. All intercompany accounts and transactions have been eliminated in consolidation.
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
•
Runoff.
The Runoff segment includes the results of products which have not been actively sold since 2011, but we continue to service our existing blocks of business. These products primarily include variable annuity, variable life insurance and corporate-owned life insurance, as well as funding agreements.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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
On December 12, 2019, we completed the sale of Genworth MI Canada Inc. (“Genworth Canada”), our former Canada mortgage insurance business, to an affiliate of Brookfield Business Partners L.P. (“Brookfield”)

and received approximately $
1.7
 billion in net cash proceeds. Our Canada mortgage insurance business, previously the only business in the Canada Mortgage Insurance segment, is reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented
on this basis. See note 24 for additional information related to discontinued operations.
Unless otherwise indicated, references to the consolidated balance sheets, the consolidated statements of income, the consolidated statements of cash flows and the notes to the consolidated financial statements, exclude amounts related to discontinued operations.
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
b) Net Investment Income and
Net
Investment Gains and Losses
Investment income is recognized when earned. Income or loss upon call or prepayment of available-for-sale
fixed maturity securities is recognized in net investment income, except for hybrid securities where the income or loss upon call is recognized in net investment gains and losses. Investment gains and losses are calculated on the basis of specific identification on the trade date.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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
d) Investment Securities
At the time of purchase, we designate our fixed maturity securities as either available-for-sale or trading and report them in our consolidated balance sheets at fair value. Our portfolio of fixed maturity securities comprises primarily investment grade securities. Changes in the fair value of available-for-sale fixed maturity securities, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”), benefit reserves and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income (loss). Equity securities are recorded at fair value in our consolidated balance sheets and changes in the fair value are reflected in net investment gains (losses). Realized and unrealized gains and losses related to trading securities are reflected in net investment gains (losses).
Other-Than-Temporary Impairments On
Available-For-Sale
Fixed Maturity Securities
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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
While the other-than-temporary impairment model for debt securities generally includes fixed maturity securities, there are certain hybrid securities that are classified as fixed maturity securities where the application

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
of a debt impairment model depends on whether there has been any evidence of deterioration in credit of the issuer, such as a downgrade to below investment grade. Under certain circumstances, evidence of deterioration in credit of the issuer may result in the application of the equity securities impairment model discussed below.
Prior to adopting new accounting guidance related to the recognition and measurement of financial assets and financial liabilities on January 1, 2018 (see “—Accounting Changes

—Recognition and measurement of financial assets and liabilities” for additional details), we recognized an impairment charge for equity securities in the period in which we determined that the security would not recover to book value within a reasonable period of time. We determined what constituted a reasonable period on a security-by-security
basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period did not exceed 15 months for common equity securities. We measured other-than-temporary impairments based upon the difference between the amortized cost of a security and its fair value.
e) Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have fixed maturity securities, short-term investments, equity securities, limited partnerships, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value.
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

19
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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

19
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
arriving at the allowance for loan losses reported in the consolidated financial statements. Additions and reductions to the allowance through periodic provisions or benefits are recorded in net investment gains (losses). See note 4 for additional disclosures related to commercial mortgage loans.
g) Repurchase Agreements
We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. Repurchase agreements were treated as collateralized financing transactions and were carried at the amounts at which the securities were subsequently reacquired, including accrued interest, as specified in the respective agreement. The fair value of securities to be repurchased was monitored and collateral levels were adjusted where appropriate to protect the parties against credit exposure. Cash received was invested in fixed maturity securities. See note 12 for additional information related to our repurchase agreements.
h) Securities Lending Activity
W
e engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary. See note 12 for additional information related to our securities lending activity.
i) Cash, Cash Equivalents and Restricted Cash
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
Long-Duration Contracts
. Acquisition costs include commissions in excess of ultimate renewal commissions and for contracts issued, certain other costs such as underwriting, medical inspection and issuance expenses. DAC for traditional long-duration insurance contracts, including term life and long-term care insurance, is amortized as a level percentage of premiums based on assumptions, including, investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force
from one period to the next), insured life expectancy or longevity, insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, established when the contract is issued. Amortization is adjusted each period to reflect actual lapse or termination rates.
Amortization for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for changes in underlying

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
assumptions relating to future gross profits. Estimates of gross profits for DAC amortization are based on assumptions including interest rates, policyholder persistency or lapses, insured life expectancy or longevity and expenses.
We are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale
investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow accounting” adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale
investment securities within the statement of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these shadow adjustments may reverse from period to period.
Therefore, DAC amortized based on expected gross profits is adjusted to reflect the effects that would have been recognized had the unrealized investment (gains) losses been actually realized with a corresponding amount recorded in other comprehensive income (loss). DAC associated with traditional long-duration insurance contracts is not adjusted for unrealized investment (gains) or losses unless a premium deficiency would have resulted upon the (gain) or loss being realized.
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
Contractholders
.
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
Years Ended December 31, 2019, 2018 and 2017
separate
intangible asset and amortized in benefits and other changes in policy reserves using the same methodology and assumptions used to amortize DAC.
Other Intangible Assets
. We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested at least annually for impairment using a qualitative or quantitative assessment and are written down to fair value as required.
l) Goodwill
Goodwill is not amortized but is tested for impairment annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The determination of fair value requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business, one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. If the reporting unit’s fair value is below its carrying value, we recognize an impairment in an amount equal to the difference between the carrying value and the fair value of the reporting unit up to the amount of recorded goodwill.
No
goodwill impairment charges were recorded in 2019, 2018 or 2017.
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
On the date we enter into a derivative contract, management designates the derivative as a hedge of the identified exposure (cash flow or foreign currency). If a derivative does not qualify for hedge accounting, the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in net income (loss).
We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. In this documentation, we specifically identify the asset, liability or forecasted transaction that has been designated as a hedged item, state how the hedging instrument is expected to hedge the risks related to the hedged item, and set forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. We generally determine hedge effectiveness based on total changes in fair value of the hedged item attributable to the hedged risk and the total changes in fair value of the derivative instrument.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
We discontinue hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) the derivative is de-designated
as a hedge instrument; or (iv) it is no longer probable that the forecasted transaction will occur.
For all qualifying and highly effective cash flow hedges, changes in fair value of the derivative instrument are
reported as a component of OCI. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried in the consolidated balance sheets at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in net income (loss). When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in OCI and is recognized when the transaction affects net income (loss); however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued on a cash flow hedge, amounts previously deferred in OCI are reclassified into net income (loss) when net income (loss) is impacted by the variability of the cash flow of the hedged item.
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
If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded in the consolidated balance sheets at fair value and are classified consistent with their host contract. Changes in their fair value are recognized in current period net income (loss). If we are unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried in the consolidated balance sheets at fair value, with changes in fair value recognized in current period net income (loss).
Changes in the fair value of
non-qualifying
derivatives, including embedded derivatives, are reported in net investment gains (losses).
The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us are
recorded in cash, cash equivalents and restricted cash with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. We also receive non-cash
collateral that is not recognized in our balance sheet unless we exercise our right to sell or re-pledge
the underlying asset. As of December 31, 2019 and 2018, the fair value of non-cash
collateral received was $112 million and $18 million, respectively, and the underlying assets were not sold or re-pledged.
We pledged $405 million and $535 million of fixed maturity securities as of December 31, 2019 and 2018, respectively. Additionally, as of December 31, 2019 and 2018, we pledged $64 million and $57 million, respectively, of cash as collateral to derivative counterparties.
Fixed maturity securities that we pledge as collateral remain on our balance sheet within fixed maturity securities available-for-sale. Any cash collateral pledged to a derivative counterparty is derecognized with a receivable recorded in other assets for the right to receive our cash collateral back from the counterparty. Daily changes in the fair value of the derivative contract, commonly referred to as variation margin, for derivatives cleared through a Central Clearing Party, such as the Chicago Mercantile Exchange are treated as daily settlements of the derivative contract.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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
p) Insurance Reserves
Future Policy Benefits
The liability for future policy benefits is equal to the present value of expected future benefits and expenses, less the present value of expected future net premiums based on assumptions including projected interest rates and investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, all of which are locked-in at the time the policies are issued or acquired. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used.
The liability for future policy benefits is evaluated at least annually to determine if a premium deficiency exists. Loss recognition testing is generally performed at the line of business level, with acquired blocks and

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
certain reinsured blocks tested separately. If the liability for future policy benefits plus the current present value of expected future gross premiums are less than the current present value of expected future benefits and expenses (including any unamortized DAC), a charge to net income (loss) is recorded for accelerated DAC amortization and, if necessary, a premium deficiency reserve is established. If a charge is recorded, DAC amortization and the liability for future policy benefits are measured using updated assumptions, which become the new locked-in
assumptions utilized going forward unless another premium deficiency charge is recorded. Our estimates of future in-force
rate actions used in loss recognition testing for our long-term care insurance business include assumptions for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed). These anticipated future increases are based on our best estimate of the rate increases we expect to obtain, considering, among other factors, our historical experience from prior rate increase approvals and based on our best estimate of expected claim costs.
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
Policyholder Account Balances
The liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date for investment-type and universal and term universal life insurance contracts. We are also required to establish additional benefit reserves for guarantees or product features in addition to the contract value where the additional benefit reserves are calculated by applying a benefit ratio to accumulated contractholder assessments, and then deducting accumulated paid claims. The benefit ratio is equal to the ratio of benefits to assessments, accumulated with interest and considering both past

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
and anticipated future claims experience, which includes assumptions for insured mortality (i.e. life expectancy or longevity), interest rates and policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force
from one period to the next), among other assumptions.
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
The liability for policy and contract claims for our long-term care insurance products represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. Key assumptions include projected interest rates and investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used. Both claim termination rates and benefit utilization rates are influenced by, among other things, gender, age at claim, diagnosis, type of care needed, benefit period, and daily benefit amount. Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.
The liabilities for our mortgage insurance policies represent our best estimates of the liabilities at the time based on known facts, trends and other external factors, including economic conditions, housing prices and

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
employment rates. For our mortgage insurance policies, reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers. The estimates are determined using either a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques, or a case-based approach, in which each individual delinquent loan is reviewed and a best-estimate loss is determined based on the status of the insured loan and an estimation of net sale proceeds from the disposition of the mortgaged property. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, we begin to provide for the ultimate claim payment relating to a potential claim on a defaulted loan when the status of that loan first goes delinquent. Over time, as the status of the underlying delinquent loans moves toward foreclosure and the likelihood of the associated claim loss increases, the amount of the loss reserves associated with the potential claims may also increase.
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
r) Unearned Premiums
For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected as a cumulative adjustment in current period net income (loss). Our reviews include the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. In 2019, the review resulted in an increase in earned premiums of $14 million in our U.S. mortgage insurance business.
We did not have any adjustments associated with this review in 2018. In 2017, the review resulted in a decrease in earned premiums of $468 million in our Australia mortgage insurance business.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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
u) Income Taxes
We determine deferred tax assets and/or liabilities by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled if there is no change in law. The effect on deferred taxes of a change in tax rates is recognized in net
income (loss) in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.
Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in our foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that we cannot positively assert that some or all undistributed income will be reinvested indefinitely, the related deferred taxes are recorded in that period based on the expected form of repatriation (i.e. distribution, loan or sale). In determining indefinite reinvestment, we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as the applicable tax laws to which our domestic and foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs, which are impacted by such things as regulatory requirements, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions.
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
Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States are included in the life/non-life consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually.
v) Foreign Currency Translation
The determination of the functional currency is made based on the appropriate economic and management indicators. The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are included as a separate component of accumulated

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
other comprehensive income (loss). Revenues and expenses of the foreign operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. Gains and losses from foreign currency transactions are reported in net income (loss) and have not been material in any years presented in our consolidated statements of income.
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
Our primary involvement related to VIEs includes securitization transactions, certain investments, reinsurance transactions and certain mortgage insurance policies.
We have a beneficial interest in a VIE where we are the servicer and transferor of certain assets that were sold to the VIE. Our primary economic interest in this VIE represents the excess interest of the commercial mortgage loans and the subordinated notes of the VIE.
We have a reinsurance agreement with an entity that is considered a VIE. Our involvement with this VIE includes mortgage insurance claim coverage through excess of loss reinsurance. This involvement does not result in us having the ability to influence the economic performance of the VIE or result in the obligation to absorb losses or the right to receive benefits from the VIE.
We hold investments in certain structures that are considered VIEs. Our investments represent beneficial interests that are primarily in the form of structured securities or alternative investments. Our involvement in these structures typically represents a passive investment in the returns generated by the VIE and typically does not result in having significant influence over the economic performance of the VIE.
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
See note 17 for additional information related to these consolidated entities and other VIEs.
x) Accounting Changes
Benchmark Interest Rates Used in Derivative Hedge Accounting
On January 1, 2019, we adopted new accounting guidance related to benchmark interest rates used in derivative hedge accounting. The guidance adds an additional permissible U.S. benchmark interest rate, the Secured Overnight Financing Rate, for hedge accounting purposes. We adopted this new accounting guidance using the prospective method, which did not have any impact on our consolidated financial statements and disclosures.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Nonemployee Shared-Based Payments
On January 1, 2019, we adopted new accounting guidance related to accounting for nonemployee share-based payments. The guidance aligns the measurement and classification of share-based payments to nonemployees
issued in exchange for goods or services with the guidance for share-based payments to employees, with certain exceptions. We adopted this new accounting guidance using the modified retrospective method. This guidance is consistent with our previous accounting practices and, accordingly, had no impact on our consolidated financial statements at adoption.
Amortization Period of Certain Callable Debt Securities Held at a Premium
On January 1, 2019, we adopted new accounting guidance related to shortening the amortization period of certain callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. We adopted this new accounting guidance using the modified retrospective method, which did not have a significant impact on our consolidated financial statements at adoption.
Accounting for Leases
On January 1, 2019, we adopted new accounting guidance related to the accounting for leases. The new guidance generally requires lessees to recognize both a right-of-use
asset and a corresponding lease liability on the balance sheet. We adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standard using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods will be subject to this new accounting guidance. The package of practical expedients was also elected upon adoption. Upon adoption we recorded a $52 million right-of-use
asset related to operating leases and a $55 million lease liability. In addition, we de-recognized
accrued rent expense of $3 million recorded under the previous accounting guidance. The right-of-use
asset and the lease liability are included in other assets and other liabilities, respectively, and did not have a significant impact on our consolidated balance sheet as of December 31, 2019. The initial measurement of our right-of-use
asset had no significant initial direct costs, prepaid lease payments or lease incentives; therefore, a cumulative-effect adjustment was not recorded to the opening retained earnings balance as a result of the change in accounting principle.
Our leased assets are predominantly classified as operating leases and consist of office space in 11 locations primarily in the United States and Australia. Lease payments included in the calculation of our lease liability include fixed amounts contained within each rental agreement and variable lease payments that are based upon an index or rate. We have elected to combine lease and non-lease
components, as permitted under this new accounting guidance, and as a result, non-lease
components are included in the calculation of our lease liability as opposed to being separated and accounted for as consideration under the new revenue recognition standard. Our remaining lease terms ranged from less than 1 year to 19 years and had a weighted-average remaining lease term of 9.8 years as of December 31, 2019. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 6.6% as of December 31, 2019.
In 2019, under this new accounting guidance,
annual rental expense was $12 million.
Annual rental expense and future lease payments were not significantly different under this new accounting guidance as compared to the previous guidance.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Stranded Tax Effects
On January 1, 2018, we early adopted new accounting guidance on the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs
Act (“TCJA”), or “stranded tax effects.” Under U.S. GAAP, deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates with the effect included in income (loss) from continuing operations in the period that the changes were enacted. This also includes situations in which the related tax effects were originally recognized in other comprehensive income (loss) as opposed to income (loss) from continuing operations.
The following summarizes the components for the cumulative effect adjustment recorded on January 1, 2018 related to the adoption of this new accounting guidance, including amounts related to our Canada mortgage insurance business which were classified as held for sale prior to the fourth quarter of 2019:

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
Amendments to the Hedge Accounting Model
On January 1, 2018, we early adopted new accounting guidance related to the hedge accounting model. The new guidance amends the hedge accounting model to enable entities to better portray the economics of their derivative risk management activities in the financial statements and enhance the transparency and understandability of hedge results. In certain situations, the amendments also simplify the application of hedge accounting and removed the requirements to separately measure and report hedge ineffectiveness. We adopted this new accounting using the modified retrospective method and recognized a gain of $
2
 million in accumulated other comprehensive income with a corresponding decrease to retained earnings at adoption. This gain was the cumulative amount of hedge ineffectiveness related to active hedges that was previously included in earnings.
Accounting for Share-Based Compensation as a Modification
On January 1, 2018, we adopted new accounting guidance that clarifies when to account for a change to share-based compensation as a modification. The new guidance requires modification accounting only if there

are
changes to the fair value, vesting conditions or classification as a liability or equity of the share-based

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
compensation. We adopted this new accounting guidance prospectively and therefore, the guidance did not have any impact at adoption.
Derecognition of Nonfinancial Assets
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
Simplifying the Test for Goodwill Impairment
On January 1, 2018, we early adopted new accounting guidance simplifying the test for goodwill impairment. The new guidance states goodwill impairment is equal to the difference between the carrying value and fair value of the reporting unit up to the amount of recorded goodwill. We adopted this new accounting guidance prospectively and applied it to our 2018 and 2019 goodwill impairment tests. This new accounting guidance simplified the test for goodwill impairment but had no impact on our consolidated financial statements.
Classification and Presentation of Changes in Restricted Cash
On January 1, 2018, we adopted new accounting guidance related to the classification and presentation of changes in restricted cash. The new guidance requires that changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents be shown in the statements of cash flows and requires additional disclosures related to restricted cash and restricted cash equivalents. We adopted this new accounting guidance retrospectively and modified the line item descriptions on our consolidated balance sheets and statements of cash flows in our consolidated financial statements. The other impacts from this new accounting guidance did not have a significant impact on our consolidated financial statements or disclosures.
Income Tax Effects of Intra-Entity Transfers of Assets Other Than Inventory
On January 1, 2018, we adopted new accounting guidance related to the income tax effects of intra-entity transfers of assets other than inventory. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted this new accounting guidance using the modified retrospective method, which did not have a significant impact on our consolidated financial statements or disclosures at adoption.
Classification of Certain Cash Payments and Receipts
On January 1, 2018, we adopted new accounting guidance related to the classification of certain cash payments and cash receipts on our statement of cash flows. The guidance reduces diversity in practice related to eight specific cash flow issues. We adopted this new accounting guidance retrospectively and reclassified a $20
million make-whole premium, which resulted in an increase in net cash used by financing activities and an increase in net cash from operating activities in our statement of cash flows for the year ended December 31,

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

2016. The remaining specific cash flow issues did not have a significant impact on our consolidated financial statements.
Recognition and Measurement of Financial Assets and Liabilities
On January 1, 2018, we adopted new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Changes to financial instruments accounting primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, are measured at fair value with changes in fair value recognized in net income (loss). The new guidance also clarified that the need for a valuation allowance on a deferred tax asset related to available-for-sale
securities should be evaluated in combination with other
deferred
tax assets. We adopted this new accounting guidance using the modified retrospective method and reclassified, after adjustments for DAC and other intangible amortization and certain benefit reserves, taxes and noncontrolling interests, $25 million of gains related to equity securities from accumulated other comprehensive income and $17 million of gains related to limited partnerships previously recorded at cost to cumulative effect of change in accounting within retained earnings
, including amounts related to our Canada mortgage insurance business which were classified as held for sale prior to the fourth quarter of 2019.
Revenue Recognition
On January 1, 2018, we adopted new accounting guidance related to revenue from contracts with customers. The key principle of the new guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. Insurance contracts are specifically excluded from this new guidance. The Financial Accounting Standards Board (“the FASB”) has clarified the scope that all of our insurance contracts, including mortgage insurance and investment contracts are excluded from the scope of this new guidance. We adopted this new accounting guidance using the modified retrospective method, which did not have a significant impact on our consolidated financial statements at adoption.
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
Transition to the Equity Method of Accounting
On January 1, 2017, we adopted new accounting guidance related to transition to the equity method of accounting. The guidance eliminates the retrospective application of the equity method of accounting when obtaining significant influence over a previously held investment. The guidance requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This accounting guidance did not have a significant impact on our consolidated financial statements.
Assessment of Contingent Put and Call Options
On January 1, 2017, we adopted new accounting guidance related to the assessment of contingent put and call options in debt instruments. The guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This guidance is consistent with our previous accounting practices and, accordingly, had no impact on our consolidated financial statements.
Derivative Contract Novations
On January 1, 2017, we adopted new accounting guidance related to the effect of derivative contract novations on existing hedge accounting relationships. The guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is consistent with our previous accounting for derivative contract novations and, accordingly, had no impact on our consolidated financial statements.
y) Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued new accounting guidance related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is currently effective for us on January 1, 2021 using the retrospective method or modified retrospective method for certain changes and prospective method for all other changes, with early adoption permitted. We are in process of evaluating the impact the guidance may have on our consolidated financial statements and disclosures.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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
This guidance is effective for us on January 1, 2022 using the modified retrospective method, with early adoption permitted. Given the nature and extent of the changes to our operations, this guidance is expected to have a significant impact on our consolidated financial statements.
In August 2018, the FASB issued new accounting guidance related to disclosure requirements for defined benefit plans as part of its disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for defined benefit pension and other postretirement benefit plans. We adopted this new accounting guidance on January 1, 2020 using the retrospective method, which did not have a significant impact on our consolidated financial statements and disclosures.
In August 2018, the FASB issued new accounting guidance related to fair value disclosure requirements as part of its disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for fair value measurements. The guidance includes new disclosure requirements related to changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. We adopted this new accounting guidance on January 1, 2020 using the prospective method for disclosures related to changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty and the retrospective method for all other disclosures. This accounting guidance did not have a significant impact on our consolidated financial statements and disclosures.
In June 2016, the FASB issued new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires entities to
recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value, which would primarily include our commercial mortgage loans and reinsurance recoverables. The new guidance retains most of the existing impairment guidance for available-for-sale
debt securities but amends the presentation of credit losses to be presented as an allowance as opposed to a write-down and permits the reversal of credit losses when reassessing changes in the credit losses each reporting period. We adopted this new accounting guidance on January 1, 2020 using the modified retrospective method and recorded an allowance related to lifetime expected credit losses of approximately
$30
million, before taxes, for investments carried at amortized cost, after considering our current allowance for credit losses, and approximately
$40
million, before taxes, for reinsurance recoverables, with an offset to cumulative effect of change in accounting within retained earnings and before adjustments for taxes. The FASB also issued an amendment to the guidance allowing entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible instruments, which we did not elect.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss)
per
share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the years ended December 31:

(Amounts in millions, except per share amounts)	2019	2018	2017
Weighted-average common shares used in basic earnings (loss) per share calculations	502.9	500.4	499.0
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	6.8	—	2.4

Weighted-average common shares used in diluted earnings (loss) per share calculations (1)	509.7	500.4	501.4

Income (loss) from continuing operations:
Income from continuing operations	$519	$67	$533
Less: net income (loss) from continuing operations attributable to noncontrolling interests	64	70	(80)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$455	$(3)	$613

Basic per share	$0.90	$(0.01)	$1.23

Diluted per share	$0.89	$(0.01)	$1.22

Income (loss) from discontinued operations:
Income from discontinued operations, net of taxes	$11	$230	$394
Less: net income from discontinued operations attributable to noncontrolling interests	123	108	190

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$(112)	$122	$204

Basic per share	$(0.22)	$0.24	$0.41

Diluted per share	$(0.22)	$0.24	$0.41

Net income:
Income from continuing operations	$519	$67	$533
Income from discontinued operations, net of taxes	11	230	394

Net income	530	297	927
Less: net income attributable to noncontrolling interests	187	178	110

Net income available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817

Basic per share (2)	$0.68	$0.24	$1.64

Diluted per share (2)	$0.67	$0.24	$1.63

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2018, we were required to use basic weighted-average common shares outstanding as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of
3.8
million would have been
antidilutive
to the calculation. If we had not incurred a loss from continuing operations available to
Genworth
Financial, Inc.’s common stockholders for the year ended December 31, 2018, dilutive potential weighted-average common shares outstanding would have been
504.2
 million.

(2)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years
Ended December 31, 2019, 2018 and 2017
(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the years ended
December
31:

(Amounts in millions)	2019	2018	2017
Fixed maturity securities—taxable	$2,494	$2,456	$2,458
Fixed maturity securities—non-taxable	8	11	12
Equity securities	16	20	19
Commercial mortgage loans	344	320	306
Restricted commercial mortgage loans related to a securitization entity (1)	4	7	9
Policy loans	180	169	153
Other invested assets (2)	234	181	157
Restricted other invested assets related to securitization entities (1)	—	—	1
Cash, cash equivalents , restricted cash and short-term investments	39	48	35

Gross investment income before expenses and fees	3,319	3,212	3,150
Expenses and fees	(99)	(91)	(84)

Net investment income	$3,220	$3,121	$3,066

(1)	See note 17 for additional information related to consolidated securitization entities.

(2)	Included in other invested assets was $ 2 million of net investment income related to trading securities for the year ended December 31, 2017 .

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Available-for-sale securities:
Realized gains	$107	$162	$205
Realized losses	(39)	(137)	(64)

Net realized gains (losses) on available-for-sale securities	68	25	141

Impairments:
Total other-than-temporary impairments	(1)	—	(6)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—

Net other-than-temporary impairments	(1)	—	(6)

Net realized gains (losses) on equity securities sold	9	11	—
Net unrealized gains (losses) on equity securities still held	14	(34)	—
Trading securities	—	—	1
Limited partnerships	29	11	—
Commercial mortgage loans	(2)	—	3
Net gains (losses) related to securitization entities (1)	—	—	7
Derivative instruments (2)	(72)	(22)	(9)
Other	5	—	—

Net investment gains (losses)	$50	$(9)	$137

(1)	See note 17 for additional information related to consolidated securitization entities.

(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the years ended December 31, 2019, 2018 and 2017 was $1,293 million, $3,027 million and $1,876 million, respectively, which was approximately 97%, 96% and 97%, respectively, of book value.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Beginning balance	$24	$32	$42
Reductions:
Securities sold, paid down or disposed	(2)	(8)	(10)

Ending balance	$22	$24	$32

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2019	2018	2017
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$6,676	$1,775	$5,125
Equity securities	—	—	69

Subtotal (1)	6,676	1,775	5,194
Adjustments to DAC, PVFP, sales inducements and benefit reserves	(4,789)	(952)	(3,451)
Income taxes, net	(406)	(190)	(583)

Net unrealized investment gains (losses)	1,481	633	1,160
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	25	38	75

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,456	$595	$1,085

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Beginning balance	$595	$1,085	$1,262
Cumulative effect of changes in accounting:
Stranded tax effects	—	189	—
Recognition and measurement of financial assets and liabilities, net of taxes of $ — , $ 18 and $ —	—	(25)	—

Total cumulative effect of changes in accounting	—	164	—

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	4,980	(3,327)	1,683
Adjustment to DAC (1)	(956)	1,182	(1,000)
Adjustment to PVFP	(49)	69	(33)
Adjustment to sales inducements	(32)	34	(4)
Adjustment to benefit reserves and policyholder contract balance s (2)	(2,800)	1,208	(803)
Provision for income taxes	(233)	181	73

Change in unrealized gains (losses) on investment securities	910	(653)	(84)
Reclassification adjustments to net investment (gains) losses, net of taxes of $ 17 , $ 5 and $ 55	(62)	(18)	(102)

Change in net unrealized investment gains (losses)	848	(671)	(186)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(13)	(17)	(9)

Ending balance	$1,456	$595	$1,085

(1)	See note 6 for additional information.

(2)	See note 9 for additional information.

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
(d) Fixed Maturity Securities
As of December 31, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,073	$952	$—	$—	$—	$5,025
State and political subdivisions	2,394	355	—	(2)	—	2,747
Non-U.S. government	1,235	117	—	(2)	—	1,350
U.S. corporate:
Utilities	4,322	675	—	—	—	4,997
Energy	2,404	303	—	(8)	—	2,699
Finance and insurance	6,977	798	—	(1)	—	7,774
Consumer—non-cyclical	4,909	796	—	(4)	—	5,701
Technology and communications	2,883	363	—	(1)	—	3,245
Industrial	1,271	125	—	—	—	1,396
Capital goods	2,345	367	—	(1)	—	2,711
Consumer—cyclical	1,590	172	—	(2)	—	1,760
Transportation	1,320	187	—	(1)	—	1,506
Other	292	30	—	—	—	322

Total U.S. corporate	28,313	3,816	—	(18)	—	32,111

Non-U.S. corporate:
Utilities	779	50	—	—	—	829
Energy	1,140	179	—	—	—	1,319
Finance and insurance	2,087	232	—	—	—	2,319
Consumer—non-cyclical	631	55	—	(2)	—	684
Technology and communications	1,010	128	—	—	—	1,138
Industrial	896	92	—	—	—	988
Capital goods	565	40	—	—	—	605
Consumer—cyclical	373	24	—	—	—	397
Transportation	557	73	—	(1)	—	629
Other	1,431	188	—	(2)	—	1,617

Total non-U.S. corporate	9,469	1,061	—	(5)	—	10,525

Residential mortgage-backed	2,057	199	15	(1)	—	2,270
Commercial mortgage-backed	2,897	137	—	(8)	—	3,026
Other asset-backed	3,262	30	—	(7)	—	3,285

Total available-for-sale fixed maturity securities	$53,700	$6,667	$15	$(43)	$—	$60,339

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
As of December 31, 2018, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other- than- temporarily impaired	Not other-than- temporarily impaired	Other- than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,175	$473	$—	$(17)	$—	$4,631
State and political subdivisions	2,406	168	—	(22)	—	2,552
Non-U.S. government	1,232	44	—	(8)	—	1,268
U.S. corporate:
Utilities	4,439	331	—	(95)	—	4,675
Energy	2,375	101	—	(64)	—	2,412
Finance and insurance	6,691	249	—	(132)	—	6,808
Consumer—non-cyclical	4,879	294	—	(137)	—	5,036
Technology and communications	2,809	110	—	(78)	—	2,841
Industrial	1,213	41	—	(33)	—	1,221
Capital goods	2,277	165	—	(51)	—	2,391
Consumer—cyclical	1,592	53	—	(48)	—	1,597
Transportation	1,283	78	—	(41)	—	1,320
Other	376	24	—	(3)	—	397

Total U.S. corporate	27,934	1,446	—	(682)	—	28,698

Non-U.S. corporate:
Utilities	838	12	—	(29)	—	821
Energy	1,170	71	—	(20)	—	1,221
Finance and insurance	2,071	71	—	(36)	—	2,106
Consumer—non-cyclical	706	8	—	(24)	—	690
Technology and communications	1,043	21	—	(24)	—	1,040
Industrial	896	36	—	(16)	—	916
Capital goods	571	10	—	(9)	—	572
Consumer—cyclical	322	1	—	(10)	—	313
Transportation	580	44	—	(14)	—	610
Other	1,414	85	—	(18)	—	1,481

Total non-U.S. corporate	9,611	359	—	(200)	—	9,770

Residential mortgage-backed	2,460	159	13	(14)	—	2,618
Commercial mortgage-backed	3,054	43	—	(81)	—	3,016
Other asset-backed	3,048	10	1	(23)	—	3,036

Total available-for-sale fixed maturity securities	$53,920	$2,702	$14	$(1,047)	$—	$55,589

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2019:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
State and political subdivisions	$91	$(2)	14	$—	$—	—	$91	$(2)	14
Non-U.S. government	224	(2)	20	—	—	—	224	(2)	20
U.S. corporate	123	(5)	27	302	(13)	33	425	(18)	60
Non-U.S. corporate	79	(1)	12	62	(4)	7	141	(5)	19
Residential mortgage-backed	22	(1)	10	—	—	—	22	(1)	10
Commercial mortgage-backed	381	(5)	51	14	(3)	3	395	(8)	54
Other asset-backed	532	(2)	97	439	(5)	115	971	(7)	212

Total for fixed maturity securities in an unrealized loss position	$1,452	$(18)	231	$817	$(25)	158	$2,269	$(43)	389

% Below cost:
<20% Below cost	$1,452	$(18)	231	$807	$(20)	155	$2,259	$(38)	386
20%-50% Below cost	—	—	—	10	(5)	3	10	(5)	3

Total for fixed maturity securities in an unrealized loss position	$1,452	$(18)	231	$817	$(25)	158	$2,269	$(43)	389

Investment grade	$1,408	$(14)	223	$702	$(15)	145	$2,110	$(29)	368
Below investment grade	44	(4)	8	115	(10)	13	159	(14)	21

Total for fixed maturity securities in an unrealized loss position	$1,452	$(18)	231	$817	$(25)	158	$2,269	$(43)	389

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2019:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Energy	$54	$(3)	10	$80	$(5)	10	$134	$(8)	20
Finance and insurance	—	—	—	34	(1)	4	34	(1)	4
Consumer—non-cyclical	34	(1)	9	93	(3)	9	127	(4)	18
Technology and communications	—	—	—	18	(1)	2	18	(1)	2
Capital goods	35	(1)	8	—	—	—	35	(1)	8
Consumer—cyclical	—	—	—	54	(2)	6	54	(2)	6
Transportation	—	—	—	23	(1)	2	23	(1)	2

Subtotal, U.S. corporate securities	123	(5)	27	302	(13)	33	425	(18)	60

Non-U.S. corporate:
Consumer—non-cyclical	—	—	—	31	(2)	3	31	(2)	3
Transportation	—	—	—	25	(1)	3	25	(1)	3
Other	79	(1)	12	6	(1)	1	85	(2)	13

Subtotal, non-U.S. corporate securities	79	(1)	12	62	(4)	7	141	(5)	19

Total for corporate securities in an unrealized loss position	$202	$(6)	39	$364	$(17)	40	$566	$(23)	79

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2018:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$1,246	$(61)	173	$343	$(34)	60	$1,589	$(95)	233
Energy	940	(47)	134	152	(17)	23	1,092	(64)	157
Finance and insurance	2,393	(92)	326	679	(40)	93	3,072	(132)	419
Consumer— non-cyclical	1,819	(101)	202	389	(36)	55	2,208	(137)	257
Technology and communications	1,130	(51)	151	263	(27)	34	1,393	(78)	185
Industrial	503	(27)	62	74	(6)	13	577	(33)	75
Capital goods	704	(31)	103	184	(20)	27	888	(51)	130
Consumer—cyclical	738	(35)	123	162	(13)	26	900	(48)	149
Transportation	435	(25)	60	179	(16)	31	614	(41)	91
Other	48	(2)	4	15	(1)	1	63	(3)	5

Subtotal, U.S. corporate securities	9,956	(472)	1,338	2,440	(210)	363	12,396	(682)	1,701

Non-U.S. corporate:
Utilities	359	(18)	44	103	(11)	9	462	(29)	53
Energy	406	(15)	56	60	(5)	10	466	(20)	66
Finance and insurance	792	(24)	128	169	(12)	27	961	(36)	155
Consumer— non-cyclical	374	(16)	49	79	(8)	9	453	(24)	58
Technology and communications	572	(23)	61	26	(1)	6	598	(24)	67
Industrial	264	(11)	44	65	(5)	6	329	(16)	50
Capital goods	214	(7)	24	57	(2)	10	271	(9)	34
Consumer—cyclical	204	(9)	30	20	(1)	3	224	(10)	33
Transportation	189	(6)	24	36	(8)	6	225	(14)	30
Other	310	(13)	42	49	(5)	10	359	(18)	52

Subtotal, non-U.S. corporate securities	3,684	(142)	502	664	(58)	96	4,348	(200)	598

Total for corporate securities in an unrealized loss position	$13,640	$(614)	1,840	$3,104	$(268)	459	$16,744	$(882)	2,299

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The scheduled maturity distribution of fixed maturity securities as of December 31, 2019 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	cost or	Fair
(Amounts in millions)	cost	value
Due one year or less	$1,421	$1,434
Due after one year through five years	8,984	9,381
Due after five years through ten years	11,230	12,296
Due after ten years	23,849	28,647

Subtotal	45,484	51,758
Residential mortgage-backed	2,057	2,270
Commercial mortgage-backed	2,897	3,026
Other asset-backed	3,262	3,285

Total	$53,700	$60,339

As of December 31, 2019, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 24%, 15%, 14% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of December 31, 2019, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
As of December 31, 2019 and 2018, securities of $
44
million and $
43
million, respectively, were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.
(e) Commercial Mortgage Loans
Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of principal payments, amortization and allowance for credit losses.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2019		2018
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Property type:
Retail	$2,575	37%	$2,463	37%
Industrial	1,660	24	1,659	25
Office	1,627	23	1,548	23
Apartments	524	8	495	7
Mixed use	281	4	254	4
Other	266	4	281	4

Subtotal	6,933	100%	6,700	100%

Unamortized balance of loan origination fees and costs	(4)		(4)
Allowance for losses	(13)		(9)

Total	$6,916		$6,687

	2019		2018
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Geographic region:
South Atlantic	$1,698	24%	$1,709	26%
Pacific	1,663	24	1,684	25
Middle Atlantic	991	14	950	14
Mountain	746	11	667	10
West North Central	484	7	470	7
East North Central	454	7	405	6
West South Central	428	6	364	6
New England	257	4	228	3
East South Central	212	3	223	3

Subtotal	6,933	100%	6,700	100%

Unamortized balance of loan origination fees and costs	(4)		(4)
Allowance for losses	(13)		(9)

Total	$6,916		$6,687

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following tables set forth the aging of past due commercial mortgage loans by property type as of December 31:

	2019
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,575	$2,575
Industrial	—	—	—	—	1,660	1,660
Office	—	—	—	—	1,627	1,627
Apartments	—	—	—	—	524	524
Mixed use	—	—	—	—	281	281
Other	—	—	—	—	266	266

Total recorded investment	$—	$—	$—	$—	$6,933	$6,933

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	2018
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$3	$—	$—	$3	$2,460	$2,463
Industrial	—	—	—	—	1,659	1,659
Office	—	—	3	3	1,545	1,548
Apartments	—	—	—	—	495	495
Mixed use	—	—	—	—	254	254
Other	—	—	—	—	281	281

Total recorded investment	$3	$—	$3	$6	$6,694	$6,700

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of December 31, 2019 and 2018, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual
status as of December 31, 2019 and 2018.
We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of December 31, 2019, none of our commercial mortgage loans were greater than 90 days past due. As of December 31, 2018, our commercial mortgage loans greater than 90 days past due included one impaired loan with a carrying value of $3 million. This loan was modified and the modification was considered to be a troubled debt restructuring. As part of this troubled debt restructuring, we forgave default interest, penalties and fees, and modified the original contractual interest rate but we did not forgive the outstanding principal amount owed by the borrower.
During the years ended December 31, 2019 and 2018, we also modified or extended two commercial mortgage loans in each period
, with a total carrying value of $16 million and $12 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness of the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Allowance for credit losses:
Beginning balance	$9	$9	$12
Charge-offs	—	—	—
Recoveries	—	—	—
Provision	4	—	(3)

Ending balance	$13	$9	$9

Ending allowance for individually impaired loans	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$13	$9	$9

Recorded investment:
Ending balance	$6,933	$6,700	$6,353

Ending balance of individually impaired loans	$—	$3	$6

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,933	$6,697	$6,347

As of December 31, 2019, we had no individually impaired loans. As of December 31, 2018 and 2017, we had one individually impaired loan within the office property type with a recorded investment and unpaid principal balance of $3 million and $6 million, respectively.
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
Years Ended December 31, 2019, 2018 and 2017
The following tables set forth the
loan-to-value
of commercial mortgage loans by property type as of December 31:

	2019
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$971	$579	$1,025	$—	$—	$2,575
Industrial	798	337	525	—	—	1,660
Office	524	380	723	—	—	1,627
Apartments	194	110	220	—	—	524
Mixed use	104	70	107	—	—	281
Other	56	69	141	—	—	266

Total recorded investment	$2,647	$1,545	$2,741	$—	$—	$6,933

% of total	38%	22%	40%	—%	—%	100%

Weighted-average debt service coverage ratio	2.33	1.81	1.55	—	—	1.90

	2018
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$866	$565	$1,017	$15	$—	$2,463
Industrial	749	279	615	14	2	1,659
Office	585	373	588	2	—	1,548
Apartments	206	95	189	5	—	495
Mixed use	105	36	113	—	—	254
Other	43	78	160	—	—	281

Total recorded investment	$2,554	$1,426	$2,682	$36	$2	$6,700

% of total	38%	21%	40%	1%	—%	100%

Weighted-average debt service coverage ratio	2.42	2.04	1.59	1.38	0.88	2.00

(1)	Included a loan with a recorded investment of $
2
 million in good standing, where the borrower continued to make timely payments, with a loan-to-value
of
105
%. We evaluated this loan on an individual basis and as it is in good standing, the current recorded investment is expected to be recoverable.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2019
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$68	$140	$594	$1,140	$633	$2,575
Industrial	24	51	221	655	709	1,660
Office	44	89	275	748	471	1,627
Apartments	16	18	129	172	189	524
Mixed use	4	16	37	107	117	281
Other	34	147	20	31	34	266

Total recorded investment	$190	$461	$1,276	$2,853	$2,153	$6,933

%of total	3%	7%	18%	41%	31%	100%

Weighted-average loan-to-value	59%	62%	63%	58%	41%	54%

	2018
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$43	$157	$448	$1,234	$581	$2,463
Industrial	22	75	233	653	676	1,659
Office	57	56	156	765	514	1,548
Apartments	4	24	104	168	195	495
Mixed use	3	19	51	80	101	254
Other	13	134	50	50	34	281

Total recorded investment	$142	$465	$1,042	$2,950	$2,101	$6,700

%of total	2%	7%	16%	44%	31%	100%

Weighted-average loan-to-value	57%	61%	62%	59%	42%	54%

(f) Restricted Commercial Mortgage Loans Related To A Securitization Entity
We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to a securitization entity. See note 17 for additional information related to this consolidated securitization entity.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of December 31, 2019 and 2018, the total carrying value of these investments was $616 million and $394 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		2019	2018		2019	2018
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$197	$42	Other liabilities	$10	$102
Foreign currency swaps	Other invested assets	4	6	Other liabilities	—	—

Total cash flow hedges		201	48		10	102

Total derivatives designated as hedges		201	48		10	102

Derivatives not designated as hedges
Equity index options	Other invested assets	$81	$39	Other liabilities	$—	$—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	8	10	Other liabilities	1	7
GMWB embedded derivatives	Reinsurance recoverable (1)	20	20	Policyholder account balances (2)	323	337
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	452	389
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	19	12

Total derivatives not designated as hedges		109	69		795	745

Total derivatives		$310	$117		$805	$847

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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

(Notional in millions)	Measurement	December 31, 2018	Additions	Maturities/ terminations	December 31, 2019
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,924	$1,414	$(2,370)	$8,968
Foreign currency swaps	Notional	80	52	(22)	110

Total cash flow hedges		10,004	1,466	(2,392)	9,078

Total derivatives designated as hedges		10,004	1,466	(2,392)	9,078

Derivatives not designated as hedges
Interest rate swaps	Notional	$4,674	$—	$—	$4,674
Interest rate caps	Notional	424	—	(424)	—
Equity index options	Notional	2,628	2,479	(2,656)	2,451
Financial futures	Notional	1,415	5,568	(5,801)	1,182
Other foreign currency contracts	Notional	646	6,799	(6,817)	628

Total derivatives not designated as hedges		9,787	14,846	(15,698)	8,935

Total derivatives		$19,791	$16,312	$(18,090)	$18,013

(Number of policies)	Measurement	December 31, 2018	Additions	Maturities/ terminations	December 31, 2019
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	27,886	—	(2,263)	25,623
Fixed index annuity embedded derivatives	Policies	16,464	—	(1,023)	15,441
Indexed universal life embedded derivatives	Policies	929	—	(45)	884
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
forecasted transactions.

2
30

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table provides information about the
pre-tax
income effects of cash flow hedges for the year ended December 31, 2019:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$456	$164	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	6	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(36)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(2)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	—	Net investment gains (losses)	2	Net investment gains (losses)

Total	$418	$170		$2

The following table provides information about the
pre-tax
income effects of cash flow hedges for the year ended December 31, 2018:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(261)	$153	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	9	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	16	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	4	—	Net investment income	—	Net investment gains (losses)

Total	$(241)	$162		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table provides information about the
pre-tax
income effects of cash flow hedges for the year ended December 31, 2017:

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

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Derivatives qualifying as effective accounting hedges as of January 1	$1,781	$2,065	$2,085
Cumulative effect of changes in accounting:
Stranded tax effects	—	12	—
Changes to the hedge accounting model, net of deferred taxes of $—, $(1) and $—	—	2	—

Total cumulative effect of changes in accounting	—	14	—

Current period increases (decreases) in fair value, net of deferred taxes of $(87), $50 and $(56)	331	(194)	38
Reclassification to net (income), net of deferred taxes of $60, $58 and $81	(110)	(104)	(58)

Derivatives qualifying as effective accounting hedges as of December 31	$2,002	$1,781	$2,065

The total of derivatives designated as cash flow hedges of $2,002 million, net of taxes, recorded in stockholders’ equity as of December 31, 2019 is expected to be reclassified to net income
(
loss
)

in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $119 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the years ended December 31, 2019, 2018 and 2017, we reclassified $5 million, $9 million and $6 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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
Prior to the fourth quarter of 2017, we also had derivatives related to securitization entities where we were required to consolidate the related securitization entity as a result of our involvement in the structure. The counterparties for these derivatives typically only had recourse to the securitization entity. Credit default swaps were utilized in certain securitization entities to enhance the yield payable on the borrowings issued by the securitization entity and also included a settlement feature that allows the securitization entity to provide the par value of assets in the securitization entity for the amount of any losses incurred under the credit default swap.
The following table provides the
pre-tax
gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2019	2018	2017	Classification of gain (loss) recognized in net income
Interest rate swaps	$(3)	$3	$(1)	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	—	—	7	Net investment gains (losses)
Equity index options	43	(34)	57	Net investment gains (losses)
Financial futures	(64)	26	(43)	Net investment gains (losses)
Equity return swaps	—	(4)	(22)	Net investment gains (losses)
Other foreign currency contracts	(8)	4	(12)	Net investment gains (losses)
GMWB embedded derivatives	38	(54)	78	Net investment gains (losses)
Fixed index annuity embedded derivatives	(90)	15	(84)	Net investment gains (losses)
Indexed universal life embedded derivatives	4	13	8	Net investment gains (losses)

Total derivatives not designated as hedges	$(80)	$(31)	$(12)

(1)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2019			2018
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$291	$11	$280	$97	$109	$(12)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	291	11	280	97	109	(12)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(7)	(7)	—	(8)	(8)	—
Collateral received	(179)	—	(179)	(54)	—	(54)
Collateral pledged	—	(405)	405	—	(535)	535
Over collateralization	18	401	(383)	—	434	(434)

Net amount	$123	$—	$123	$35	$—	$35

(1)	Included $1 million of accruals on derivatives classified as other assets as of December 31, 2019 and does not include amounts related to embedded derivatives as of December 31, 2019 and 2018.
(2)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.
(6) Deferred Acquisition Costs
The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Unamortized balance as of January 1	$3,630	$3,868	$4,120
Impact of foreign currency translation	—	(4)	3
Costs deferred	27	42	46
Amortization, net of interest accretion	(377)	(276)	(301)

Unamortized balance as of December 31	3,280	3,630	3,868
Accumulated effect of net unrealized investment (gains) losses	(1,444)	(488)	(1,670)

Balance as of December 31	$1,836	$3,142	$2,198

We regularly review DAC to determine if it is recoverable from future income. In 2019, 2018 and 2017, we performed loss recognition testing and determined that all of our businesses that have a DAC balance had sufficient future income and therefore the related DAC was recoverable. See note 9 for additional information related to loss recognition testing.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
In the fourth quarter of 2019, as part of our annual review of assumptions, we increased
DAC amortization
 b
y
 $58 million
in our universal and term universal life insurance products reflecting updated assumptions primarily related to the lower interest rate environment
.
As of December 31, 2019, 2018 and 2017, shadow accounting adjustments reduced the DAC balance
by $1.4 billion, $0.5 billion and $1.7 billion, respectively, with an offsetting amount recorded in other comprehensive income (loss). The higher amounts recorded for the years ended December 31, 2019 and 2017 were primarily due to the decline in interest rates increasing unrealized investment gains. The majority of the shadow accounting adjustments, as of December 31, 2019 and 2017, were recorded in our long-term care insurance business, which reduced its DAC balance to zero in each year. As of December 31, 2019 and 2017, our long-term care insurance business recorded shadow accounting adjustments of $1.1 billion and $1.3 billion, respectively, out of the total shadow accounting adjustments recorded of $1.4 billion and $1.7 billion, respectively. There was no impact to net income (loss) related to our shadow accounting adjustments. See note 2 for further information related to shadow accounting adjustments.
(7) Intangible Assets
The following table presents our intangible assets as of December 31:

	2019		2018
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,066	$(1,992)	$2,115	$(1,976)
Capitalized software	487	(403)	462	(377)
Deferred sales inducements to contractholders	288	(258)	318	(243)
Other	138	(130)	138	(109)

Total	$2,979	$(2,783)	$3,033	$(2,705)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2019, 2018 and 2017 was $64 million, $72 million and $91 million, respectively. Amortization expense related to deferred sales inducements of $15 million, $22 million and $22 million, respectively, for the years ended December 31, 2019, 2018 and 2017 was included in benefits and other changes in policy reserves.
Present Value of Future Profits
The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Unamortized balance as of January 1	$170	$187	$222
Interest accreted at 5.56%, 5.60 % and 5.38%	9	10	11
Amortization	(25)	(27)	(46)

Unamortized balance as of December 31	154	170	187
Accumulated effect of net unrealized investment (gains) losses	(80)	(31)	(100)

Balance as of December 31	$74	$139	$87

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2019, 2018 and 2017 we believe all of our businesses have sufficient future income and therefore the related PVFP is recoverable.
The percentage of the December 31, 2019 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2020	5.1%
2021	5.1%
2022	4.7%
2023	4.6%
2024	4.3%
Amortization expense for PVFP in future periods will be affected by acquisitions, dispositions, net investment gains (losses) or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.
(8) Reinsurance
We reinsure a portion of our policy risks to other insurance companies in order to reduce our ultimate losses, diversify our exposures and provide capital flexibility. We also assume certain policy risks written by other insurance companies. Reinsurance accounting is followed for assumed and ceded transactions when there is adequate insurance
risk transfer. Otherwise, the deposit method of accounting is followed.
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
Long-Term Care and Life Insurance
As of December 31, 2019, the maximum amount of individual ordinary life insurance
normally retained by us on any one individual life policy was $
5
 million.
We have several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC in-force
blocks of structured settlements issued prior to 2004, substantially all of our in-force
blocks of variable annuities issued prior to 2004 and a block of long-term care insurance policies that we reinsured in 2000 from legal entities now a part of Brighthouse Life Insurance Company. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2019 and 2018, we had a reinsurance recoverable of $13,752 million and $13,975 million, respectively, associated with those Reinsurance
Transactions.
To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims
-
paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, General Electric Company (“GE”) is obligated to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) at not less than 150% of its company action level, as defined by the National Association of Insurance Commissioners (“NAIC”).
Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We have pledged fixed maturity securities and commercial mortgage loans of $11,874 million and $938 million, respectively, as of December 31, 2019 and $10,400 million and $870 million, respectively, as of December 31, 2018 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.
The following table sets forth net domestic life insurance
in-force
as of December 31:

(Amounts in millions)	2019	2018	2017
Direct life insurance in-force	$555,252	$594,472	$625,710
Amounts assumed from other companies	673	729	793
Amounts ceded to other companies (1)	(500,965)	(537,590)	(562,463)

Net life insurance in-force	$54,960	$57,611	$64,040

Percentage of amount assumed to net	1%	1%	1%

(1)	Includes amounts accounted for under the deposit method.

Mortgage Insurance – Excess of Loss Reinsurance
On November 25, 2019, our U.S. mortgage insurance business obtained $303 million of excess of loss reinsurance coverage with Triangle Re
2019-1
Ltd. (“Triangle Re”), on a portfolio of existing mortgage insurance policies written from January 2019 through September 2019.

The excess of loss reinsurance coverage is fully collateralized by a reinsurance trust agreement that provides that the trust assets may only be invested in (i) money market funds; (ii) U.S. Treasury securities; and (iii) uninvested cash. In connection with entering into the reinsurance agreement with Triangle Re, we concluded that the risk transfer requirements for reinsurance accounting were met as Triangle Re is assuming significant insurance risk and a reasonable possibility of significant loss. Triangle Re is a VIE and special purpose insurer domiciled in Bermuda. See note 17 for additional information. For the reinsurance coverage, we retain the first layer of aggregate losses up to $237 million. Triangle Re and other reinsurers provide 95% reinsurance coverage for losses above our retained first layer up to $713 million of total losses. We are responsible for losses on the portfolio above the reinsurance coverage amount of $713 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Premiums Written and Earned
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2019	2018	2017	2019	2018	2017
Direct:
Life insurance	$846	$881	$929	$846	$881	$929
Accident and health insurance (1)	2,792	2,775	2,732	2,821	2,800	2,756
Mortgage insurance	1,157	1,092	1,062	1,239	1,194	635

Total direct	4,795	4,748	4,723	4,906	4,875	4,320

Assumed:
Life insurance	1	1	38	1	1	38
Accident and health insurance (1)	321	328	337	326	332	341
Mortgage insurance	5	7	7	8	11	2

Total assumed	327	336	382	335	344	381

Ceded:
Life insurance	(569)	(576)	(538)	(569)	(576)	(538)
Accident and health insurance (1)	(557)	(566)	(596)	(564)	(571)	(604)
Mortgage insurance	(64)	(85)	(74)	(71)	(78)	(74)

Total ceded	(1,190)	(1,227)	(1,208)	(1,204)	(1,225)	(1,216)

Net premiums	$3,932	$3,857	$3,897	$4,037	$3,994	$3,485

Percentage of amount assumed to net				8%	9%	11%

(1)	Accident and health insurance is comprised almost entirely of our long-term care insurance products.

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $
2,751
million, $
2,696
 million and $
2,788
million during 2019, 2018 and 2017, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
(9) Insurance Reserves
Future Policy Benefits
The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption		Interest rate assumption	2019	2018
Long-term care insurance contracts	(a	)	3.75% - 7.50%	$26,170	$23,497
Structured settlements with life contingencies	(b	)	1.00% - 8.00%	8,398	8,576
Annuity contracts with life contingencies	(b	)	1.00% - 8.00%	3,281	3,238
Traditional life insurance contracts	(c	)	3.00% - 7.50%	2,205	2,300
Supplementary contracts with life contingencies	(b	)	1.00% - 8.00%	330	329

Total future policy benefits				$40,384	$37,940

(a)	The 1983 Individual Annuitant Mortality Table or the 2000 U.S. Annuity Table, or the 1983 Group Annuitant Mortality Table or the 1994 Group Annuitant Mortality Table and company experience.

(b)	Assumptions for limited-payment contracts come from either the U.S. Population Table, the 1983 Group Annuitant Mortality Table, the 1983 Individual Annuitant Mortality Table, the Annuity 2000 Mortality Table or the 2012 Individual Annuity Reserving Table.

(c)	Principally modifications based on company experience of the Society of Actuaries
1965-70
or
1975-80
Select and the Ultimate Tables, the 1941, 1958, 1980 and 2001 Commissioner’s Standard Ordinary Tables, the 1980 Commissioner’s Extended Term table and (IA) Standard Table 1996 (modified).

We regularly review our assumptions and perform loss recognition testing at least annually. Due to the premium deficiencies that existed in previous years, we perform loss recognition testing on our fixed immediate annuity products more frequently than annually. Results from our 2019 and 2018 loss recognition testing resulted in premium deficiencies in our fixed immediate annuity products. As a result, we increased our future policy benefit reserves in 2019 and 2018 by $39 million and $22 million, respectively. The premium deficiencies were primarily driven by the low interest rate environment. The liability for future policy benefits for our fixed immediate annuity products represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could result in further increases in the related future policy benefit reserves for these products.
Our long-term care insurance products are among the products tested in connection with our annual loss recognition testing. The 2019 and 2018 tests did not result in a premium deficiency and therefore our liability for future policy benefits was sufficient. The liability for future policy benefits for our long-term care insurance business represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant and result in further increases in the related future policy benefit reserves for this business by an amount that could be material to our results of operations and financial condition and liquidity.
As of December 31, 2019 and 2018, we accrued future policy benefit reserves of $323 million and $110 million, respectively, in our consolidated balance sheets for profits followed by losses in our long-term care insurance business. The present value of expected future losses was approximately $2.0 billion and $1.1 billion as of December 31, 2019 and 2018, respectively. The increase in the present value of expected future losses was

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

driven mostly by higher projected
future
claims, partially offset by future in-force rate actions.
As of December 31, 2019, we estimate a factor of approximately 80% of those profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods. In 2018, we estimated a factor of approximately 76% to ratably accrue additional future policy benefits. The increase in the factor was
 largely driven by the updated profit pattern from our annual assumption
review
 f
or our liability
for
future policy benefits
 completed in the fourth quarter of 2019 as well as updates to our future in-force
rate actions. There may be future adjustments to this estimate reflecting any variety of new and adverse trends that could result in increases to future policy benefit reserves for our profits followed
by losses accrual, and such future increases could possibly be material to our results of operations and financial condition and liquidity.
Policyholder Account Balances
The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2019	2018
Annuity contracts	$9,375	$10,744
Funding agreements	253	381
Structured settlements without life contingencies	1,219	1,329
Supplementary contracts without life contingencies	606	636
Other	13	15

Total investment contracts	11,466	13,105
Universal and term universal life insurance contracts	10,751	9,863

Total policyholder account balances	$22,217	$22,968

In the fourth quarter of 2019, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $72 million in
our universal and term universal life insurance products due principally to the low er
interest rate environment. In the fourth quarter of 2018, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $119 million in
our universal and term universal life insurance products due principally to lower expected growth in interest rates and emerging mortality experience primarily in our term universal life insurance product.
Certain of our U.S. life insurance companies are members of the Federal Home Loan Bank (the “FHLB”) system in their respective regions. As of December 31, 2019 and 2018, we held $43 million and $50 million, respectively, of FHLB common stock related to those memberships which was included in equity securities. We have outstanding funding agreements with the FHLBs and had
a letter of credit related to one FHLB which
was terminat
ed in 2019
. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB.

These funding agreements as
of December 31, 2019 and 2018 and the letter of credit
as of Decemb
er 31, 2018
were collateralized by fixed maturity securities with a fair value of $608 million and $785 million, respectively. The amount of funding agreements outstanding with the FHLBs was $441 million and $594 million, respectively, as of December 31, 2019 and 2018 which was included in policyholder account balances. Included in the amount of funding agreements outstanding with the FHLBs as of December 31, 2019

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
and 2018, are FHLB agreements entered into by our universal life insurance business of $188 million and $213 million, respectively, which were included in universal and term universal life insurance contracts in the table above.

Shadow Accounting Adjustments
As of December 31, 2019 and 2018, we accrued future policy benefit reserves of $2.6 billion and $0.5 billion, respectively, with an offsetting amount recorded in other comprehensive income (loss) related to shadow accounting adjustments. The higher amounts accrued for the year ended December 31, 2019 were primarily due to the decline in interest rates increasing unrealized investment gains. The majority of the shadow accounting adjustments as of December 31, 2019 were recorded in our long-term care insurance business, which comprised $2.0 billion out of the total $2.6 billion accrued. In addition, as of December 31, 2019, we accrued policyholder account balances of $0.7 billion in our universal and term universal life insurance products with an offsetting amount recorded in other comprehensive income (loss) related to shadow accounting adjustments. There was no impact to net income (loss) related to our shadow accounting adjustments. See note 2 for further information related to shadow accounting adjustments.
Certain
Non-Traditional
Long-Duration Contracts
The following table sets forth information about our variable annuity products with death and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2019	2018
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$2,008	$1,937
Net amount at risk	$2	$3
Average attained age of contractholders	76	75
Enhanced death benefits (ratchet, rollup) account value	$1,986	$1,969
Net amount at risk	$115	$207
Average attained age of contractholders	75	75
Account values with living benefit guarantees:
GMWBs	$2,106	$2,105
Guaranteed annuitization benefits	$1,030	$995
Variable annuity contracts may contain more than one death or living benefit; therefore, the amounts listed above are not mutually exclusive. Substantially all of our variable annuity contracts have some form of GMDB.
As of December 31, 2019 and 2018, our total liability associated with variable annuity contracts with minimum guarantees was approximately $4,738 million and $4,642 million, respectively. Account value increased from 2018 principally driven by favorable equity market performance, partially offset by the continued runoff of these products. The liability, net of reinsurance, for our variable annuity contracts with GMDB and guaranteed annuitization benefits was $114 million and $110 million as of December 31, 2019 and 2018, respectively.
The contracts underlying the lifetime benefits such as GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, or the protected value, is greater than the account value. As of December 31, 2019 and 2018, our exposure related to GMWB and guaranteed annuitization benefit

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
contracts that were considered “in the money” was $715 million and $888 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization.
Account balances of variable annuity contracts with death or living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2019	2018
Balanced funds	$2,446	$2,414
Equity funds	1,079	1,003
Bond funds	385	399
Money market funds	84	80

Total	$3,994	$3,896

(10) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of December 31:

(Amounts in millions)	2019	2018
Liability for policy and contract claims for insurance lines other than short-duration contracts:
Long-term care insurance	$10,239	$9,516
Life insurance	248	243
Fixed annuities	13	23
Runoff	9	14

Total	10,509	9,796

Liability for policy and contract claims related to short-duration contracts:
U.S. Mortgage Insurance segment	233	296
Australia Mortgage Insurance segment	208	196
Other mortgage insurance businesses	8	7

Total	449	499

Total liability for policy and contract claims	$10,958	$10,295

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
Years Ended December 31, 2019, 2018 and 2017
Long-term care insurance
The following table sets forth changes in the liability for policy and contract claims for our long-term care insurance business for the dates indicated:

(Amounts in millions)	2019	2018	2017
Beginning balance as of January 1	$9,516	$8,548	$8,034
Less reinsurance recoverables	(2,262)	(2,292)	(2,310)

Net balance as of January 1	7,254	6,256	5,724

Incurred related to insured events of:
Current year	2,717	2,548	2,234
Prior years	(219)	130	(183)

Total incurred	2,498	2,678	2,051

Paid related to insured events of:
Current year	(205)	(201)	(176)
Prior years	(1,975)	(1,814)	(1,644)

Total paid	(2,180)	(2,015)	(1,820)

Interest on liability for policy and contract claims	384	335	301

Net balance as of December 31	7,956	7,254	6,256
Add reinsurance recoverables	2,283	2,262	2,292

Ending balance as of December 31	$10,239	$9,516	$8,548

In 2019, the liability for policy and contract claims increased $723 million in our long-term care insurance business. The increase was primarily attributable to new claims as a result of the aging of the in-force
block, including higher frequency and severity of new claims, partially offset by favorable development on prior year incurred but not reported claims in 2019. We completed our annual review of assumptions and methodologies in the third quarter of 2019 and did not make any significant changes, other than routine updates.
In 2019, the favorable development of $219 million related to insured events of prior years was primarily attributable to favorable development on prior year incurred but not reported claims and favorable experience on
pending claims that
did not become
an active claim.
In 2018, the liability for policy and contract claims increased $
968
 million in our long-term care insurance business largely from new claims as a result of the ag
ing
 of

the
in-force
 block
,
as well as the completion of our annual review of assumptions and methodologies in the fourth quarter of 2018 which increased reserves by $
308
 million and increased reinsurance recoverables by $
17
 million. Based on this review, we updated several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions. In connection with updating our benefit utilization rate assumption, we increased later duration utilization assumptions for claims with lifetime benefits. The increase was also attributable to higher severity and frequency of new claims and higher utilization of available benefits in 2018.
In 2018, the incurred amount of $
130
million related to insured events of prior years increased largely as a result of the completion of our annual review of our long-term care insurance claim reserves, as described above, which resulted in recording higher reserves of $
231
 million, net of reinsurance recoverables of $
18
 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
In 2017, the favorable development of $183 million related to insured events of prior years was primarily attributable to favorable claim terminations, including pending claims that did not become

an active claim.
U.S. Mortgage Insurance segment
The following table sets forth information about incurred claims, net of reinsurance, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported
liabilities plus expected development on reported claims included within the net incurred claims amounts for our U.S. Mortgage Insurance segment as of December 31, 2019. The information about the incurred claims development for the years ended December 31, 2010 to 2018 and the historical reported delinquencies as of December 31, 2018 and prior are presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses, net of reinsurance										Total of Incurred- But-Not- Reported liabilities including expected development on reported claims as of December 31, 2019	Number of reported delinquencies (2)
(Dollar amounts in millions)	For the years ended December 31,
Accident year (1)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Unaudited
2010	$977	$1,157	$1,139	$1,146	$1,165	$1,173	$1,173	$1,174	$1,174	$1,174	$—	90,500
2011	—	910	931	913	929	938	939	939	939	938	—	69,249
2012	—	—	718	675	671	673	671	668	667	666	—	48,499
2013	—	—	—	475	407	392	387	384	382	381	—	34,319
2014	—	—	—	—	328	288	269	261	259	258	—	26,613
2015	—	—	—	—	—	235	208	187	181	180	1	21,599
2016	—	—	—	—	—	—	198	160	138	136	1	18,869
2017	—	—	—	—	—	—	—	171	121	102	1	19,002
2018	—	—	—	—	—	—	—	—	117	84	1	13,688
2019	—	—	—	—	—	—	—	—	—	106	14	11,883

Total incurred										$4,025

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.

(2)	Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table sets forth paid claims development, net of reinsurance, for our U.S. Mortgage Insurance segment for the year ended December 31, 2019. The information about paid claims development for the years ended December 31, 2010 to 2018, is presented as supplementary information.

(Amounts in millions)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
Accident year (1)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Unaudited
2010	$140	$567	$844	$973	$1,049	$1,109	$1,139	$1,158	$1,167	$1,170
2011	—	65	497	722	816	874	906	927	935	937
2012	—	—	92	391	532	602	634	650	658	662
2013	—	—	—	44	202	297	340	362	372	375
2014	—	—	—	—	22	127	195	233	247	253
2015	—	—	—	—	—	12	85	145	167	173
2016	—	—	—	—	—	—	10	64	110	124
2017	—	—	—	—	—	—	—	6	46	77
2018	—	—	—	—	—	—	—	—	3	32
2019	—	—	—	—	—	—	—	—	—	2

Total paid										$3,805

Total incurred										$4,025
Total paid										3,805
All outstanding liabilities before 2010, net of reinsurance										13

Liability for policy and contract claims, net of reinsurance										$233

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.

The following table sets forth our average payout of incurred claims by age for our U.S. Mortgage Insurance segment as of December 31, 2019:

	Average annual percentage payout of incurred claims, net of reinsurance, by age
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Percentage of payout	7.8%	40.2%	27.4%	11.3%	5.3%	3.1%	1.7%	1.0%	0.5%	0.3%

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Australia Mortgage Insurance segment
The following table sets forth information about incurred

claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported
liabilities plus expected development on reported claims included within the net incurred claims amounts for our Australia Mortgage Insurance segment as of December 31, 2019. The information about the incurred claims development for the years ended December 31, 2010 to 2018 and the historical reported delinquencies as of December 31, 2018 and prior are presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses										Total of Incurred- But-Not- Reported liabilities including expected development on reported claims as of December 31, 2019	Number of reported delinquencies (3)
(Dollar amounts in millions) (1)	For the years ended December 31,
Accident year (2)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Unaudited
2010	$52	$101	$132	$132	$130	$130	$128	$129	$128	$128	$—	2,340
2011	—	71	136	132	127	125	123	123	122	122	—	2,335
2012	—	—	67	107	94	91	87	87	87	87	—	1,887
2013	—	—	—	63	83	71	65	61	62	62	—	1,526
2014	—	—	—	—	60	84	71	66	64	64	—	1,403
2015	—	—	—	—	—	71	106	89	86	84	—	1,446
2016	—	—	—	—	—	—	97	130	116	110	1	1,802
2017	—	—	—	—	—	—	—	92	125	108	2	2,061
2018	—	—	—	—	—	—	—	—	88	109	15	3,383
2019	—	—	—	—	—	—	—	—	—	108	30	3,092

Total incurred										$982

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 2019.

(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.

(3)	Represents outstanding delinquencies plus paid claims as of December 31, 2019 for each respective accident year.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table sets forth paid claims development, for our Australia Mortgage Insurance segment for the year ended December 31, 2019. The information about paid claims development for the years ended December 31, 2010 to December 31, 2018, is presented as supplementary information:

(Amounts in millions) (1)	Cumulative paid claims and allocated claim adjustment expenses
Accident year (2)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Unaudited
2010	$6	$29	$104	$124	$126	$128	$128	$128	$128	$128
2011	—	4	69	112	120	122	122	122	122	122
2012	—	—	11	62	80	84	85	86	87	87
2013	—	—	—	10	36	52	58	60	61	61
2014	—	—	—	—	6	26	47	59	62	63
2015	—	—	—	—	—	4	28	66	77	80
2016	—	—	—	—	—	—	6	52	86	96
2017	—	—	—	—	—	—	—	9	50	77
2018	—	—	—	—	—	—	—	—	11	47
2019	—	—	—	—	—	—	—	—	—	14

Total paid										$775

Total incurred										$982
Total paid										775
Other (3)										1
All outstanding liabilities before 2010										—

Liability for policy and contract claims										$208

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 2019.

(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.

(3)	Includes foreign currency translation.

The following table sets forth our average payout of incurred claims by age for our Australia Mortgage Insurance segment as of December 31, 2019:

	Average annual percentage payout of incurred claims, by age
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Percentage of payout	8.8%	38.2%	34.1%	11.2%	2.6%	0.9%	0.5%	0.2%	—%	—%

(11) Employee Benefit Plans
(a) Pension and Retiree Health and Life Insurance Benefit Plans
Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years
of service. As of December 31, 2019 and 2018, we recorded a liability related to these benefits of $12 million and $11 million, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
In addition, certain employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these plans were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2019 and 2018, we recorded a liability related to these plans of $58 million and $51 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2019 and 2018, we recognized a decrease of $4
million
and

an
increase of $5 million, respectively, in OCI, excluding amounts related to our Canada mortgage insurance business which was classified as held for sale prior to the fourth quarter of 2019.
We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits would be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2019 and 2018, the accumulated postretirement benefit obligation associated with these benefits was $71 million and $65 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2019 and 2018, we recognized a decrease of $5 million and
an increase of $6 million, respectively, in OCI, excluding amounts related to our Canada mortgage insurance business which was classified as held for sale prior to the fourth quarter of 2019.
Our cost associated with our pension, retiree health and life insurance benefit plans was $19 million, $18 million and $17 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(b) Savings Plans
Our domestic employees participate in qualified and
non-qualified
defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax
basis. We make matching contributions equal to 100% of the first 4% of pay deferred by an employee and 50% of the next 2% of pay deferred by an employee so that our matching contribution did not exceed 5% of an employee’s pay. Employees do not vest immediately in Genworth matching contributions but fully vest in the matching contributions after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse
®
variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2019 and 2018 in relation to this plan option was less than $1 million for each year. Employees also have the option of purchasing a fund which invests primarily in Genworth stock as part of the defined contribution savings plan. Our cost associated with these plans was $13 million, $12 million and $11 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(c) Health and Welfare Benefits for Active Employees
We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance, among others. Our long-term care insurance is provided through our group long-term care insurance products. The premiums recorded by this business related to these benefits were insignificant during 2019, 2018 and 2017.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
(12) Borrowings and Other Financings
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2019	2018
Genworth Holdings
Floating Rate Senior Secured Term Loan Facility, due 2023	$—	$445
7.70% Senior Notes, due 2020	397	397
7.20% Senior Notes, due 2021	382	381
7.625% Senior Notes, due 2021	701	703
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	3,174	3,620
Bond consent fees	(25)	(32)
Deferred borrowing charges	(12)	(21)

Total Genworth Holdings	3,137	3,567

Australia
Floating Rate Junior Subordinated Notes, due 2025	140	141
Deferred borrowing charges	—	(1)

Total Australia	140	140

Total	$3,277	$3,707

Genworth Holdings
Secured Term Loan Facility
On December 12, 2019, Genworth Holdings repaid its senior secured term loan facility (“Term Loan”), which was originally closed on March 7, 2018 and was scheduled to mature in March 2023. Prior to the repayment, Genworth Financial International Holdings, LLC (“GFIH”) provided a limited recourse guarantee to the lenders of Genworth Holdings’ outstanding Term Loan, which was secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares. Due to the sale of the underlying collateral, the Term Loan was required to be repaid upon the sale of Genworth Canada. A cash payment of $445 million was used to fully repay the outstanding principal and accrued interest of the Term Loan.
Long-Term Senior Notes
As of December 31, 2019, Genworth Holdings had outstanding six series of fixed rate senior notes with varying interest rates between 4.80% and 7.70% and maturity dates between 2020 and 2034. The senior notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all of its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. We have the option to redeem all or a portion of each series of senior notes at any time with notice to the noteholders at a price equal to the greater

of
100
% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020. The senior notes were fully redeemed with a cash payment of $409 million, comprised of the outstanding principal balance of $397 million, accrued interest of approximately $3 million and a make-whole premium of approximately $9 million.
On October 3, 2018, Genworth Holdings received the requisite consents, pursuant to a solicitation of consents (the “Consent Solicitation”), to amend the indenture dated as of June 15, 2004, by and between Genworth Holdings and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as successor to JP Morgan Chase Bank, N.A., as amended and supplemented from time to time (as so amended and supplemented, the “Senior Notes Indenture”). Genworth Holdings, Genworth Financial, as guarantor, and the Trustee entered into Supplemental Indenture No. 13 to the Senior Notes Indenture that amended the Senior Notes Indenture to clarify that Genworth Life and Annuity Insurance Company (“GLAIC”) and the subsidiaries of Genworth Life Insurance Company (“GLIC”), GLAIC and Genworth Life Insurance Company of New York (“GLICNY”) are excluded from the class of subsidiaries for which a bankruptcy, insolvency or other similar proceeding would
result in an event of default under the Senior Notes Indenture.
The amendments to the Senior Notes Indenture became operative on October 4, 2018 upon the payment of the applicable consent fees payable under the terms of the Consent Solicitation. We paid total fees related to the Consent Solicitation of $11 million, including bond consent fees of $5 million, which were deferred, as well as broker, advisor and investment banking fees of $6 million, which were expensed in the fourth quarter of 2018.
On May 22, 2018, Genworth Holdings redeemed $597 million of its 6.52% senior notes that were issued in May 2008 and matured in May 2018 (the “May 2018 senior notes”). A cash payment of $616 million comprising net proceeds of $441 million from the Term Loan and $175 million of existing cash on hand was used to fully redeem the principal and accrued interest balance of the May 2018 senior notes.
Long-Term Junior Subordinated Notes
As of December 31, 2019, Genworth Holdings had outstanding floating rate junior notes having an aggregate principal amount of $598 million, with an annual interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 2.0025% payable quarterly, until the notes mature in November 2066 (“2066 Notes”). Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to 10 years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.
Genworth Holdings may redeem the 2066 Notes on November 15, 2036, the “scheduled redemption date,” but only to the extent that it has received net proceeds from the sale of certain qualifying capital securities. Genworth Holdings may redeem the 2066 Notes in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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
In connection with the issuance of the 2066 Notes, we entered into a Replacement Capital Covenant, whereby we agreed, for the benefit of holders of our 6.5% Senior Notes due 2034, that Genworth Holdings will not repay, redeem or repurchase all or any part of the 2066 Notes on or before November 15, 2046, unless such repayment, redemption or repurchase is made from the proceeds of the issuance of certain replacement capital securities and pursuant to the other terms
and
conditions set forth in the Replacement Capital
Covenant
.
Australia
As of December 31, 2019, Genworth Financial Mortgage Insurance Pty Limited, our majority-owned subsidiary, had outstanding one series of subordinated floating rate notes with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50% and maturity date of 2025.
(b)
Non-Recourse
Funding Obligations
As of December 31, 2019 and 2018, Rivermont Life Insurance Company I (“Rivermont I”), our wholly-owned special purpose consolidated captive insurance subsidiary, had outstanding non-
recour
se funding obli
gations
of $311 million, net of $4 million of deferred borrowing charges, due in 2050 with an interest rate based on one-month
LIBOR that reset every 28 days plus a fixed margin.
The weighted-average interest rates on the
non-recourse
funding obligations as of December 31, 2019 and 2018 were 3.78% and 4.49%, respectively.
The surplus notes were deposited into a trust that had issued money market securities. Both principal and interest payments on the money market securities were guaranteed by a third-party insurance company. GLAIC, our wholly-owned subsidiary, agreed to indemnify Rivermont I and the third-party insurer for certain limited costs related to the issuance of these obligations.
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont I redeemed all of its $315 million of outstanding non-recourse
funding obligations due in 2050 for a
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
(c) Liquidity
Principal amounts under our long-term borrowings (including senior notes) and non-recourse
funding obligations by maturity were as follows as of December 31, 2019:

(Amounts in millions)	Amount
2020 (1)	$397
2021	1,083
2022	—
2023	399
2024 and thereafter (2)	1,750

Total	$3,629

(1)	On January 21, 2020, Genworth Holdings fully redeemed its 7.70% senior notes of $397 million originally scheduled to mature in June 2020.
(2)	Our non-recourse funding obligations of $315 million due in 2050 were fully redeemed in January 2020.
(d) Repurchase agreements and securities lending activity
Repurchase agreements
We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. In 2017, we repaid $75 million, the entire amount due at maturity related to this repurchase agreement.
Securities lending activity
Under our securities lending program, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the value of the loaned securities. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. The reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities, corporate debt securities and equity securities. As of December 31, 2019 and 2018, the fair value of securities loaned under our securities lending program was $49 million and $99 million, respectively. As of December 31, 2019 and 2018, the fair value of collateral held under our securities lending program was $51 million and $102 million, respectively, and the offsetting obligation to return collateral of $51 million and $102 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash
collateral provided by the borrowers in our securities lending program as of December 31, 2019 and 2018.
Risks associated with securities lending programs
Our securities lending program exposes us to liquidity risk if we did not have enough cash or collateral readily available to return to the counterparty when required to do so under the agreement. We manage this risk by regularly monitoring our available sources of cash and collateral to ensure we can meet short-term liquidity demands under normal and stressed scenarios.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
We are also exposed to credit risk in the event of default of our counterparties or changes in collateral values. This risk is significantly reduced because our program requires over collateralization and collateral exposures are trued up on a daily basis. We manage this risk by using multiple counterparties and ensuring that changes in required collateral are monitored and adjusted daily. We also monitor the creditworthiness, including credit ratings, of our counterparties on a regular basis.
Contractual maturity
The following tables present the remaining contractual maturity of the agreement as of December 31:

	2019
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Securities lending:
Fixed maturity securities:
Non-U.S. government	$1	$—	$—	$—	$1
U.S. corporate	34	—	—	—	34
Non-U.S. corporate	16	—	—	—	16

Subtotal, fixed maturity securities	51	—	—	—	51

Total securities lending	$51	$—	$—	$—	$51

	2018
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Securities lending:
Fixed maturity securities:
Non-U.S. government	$11	$—	$—	$—	$11
U.S. corporate	67	—	—	—	67
Non-U.S. corporate	23	—	—	—	23

Subtotal, fixed maturity securities	101	—	—	—	101

Equity securities	1	—	—	—	1

Total securities lending	$102	$—	$—	$—	$102

(13) Income Taxes
Income from (loss)
continuing
operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Domestic	$540	$(57)	$380
Foreign	174	194	(253)

Income from continuing operations before income taxes	$714	$137	$127

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The total provision (benefit) for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Current federal income taxes	$6	$11	$(32)
Deferred federal income taxes	111	(14)	(314)

Total federal income taxes	117	(3)	(346)

Current state income taxes	2	1	1
Deferred state income taxes	5	—	6

Total state income taxes	7	1	7

Current foreign income taxes	48	30	52
Deferred foreign income taxes	23	42	(119)

Total foreign income taxes	71	72	(67)

Total provision (benefit) for income taxes	$195	$70	$(406)

Our current income tax payable was $19 million as of December 31, 2019.
Our current income tax receivable was $
4
million as of December 31, 2018.
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
Increase (reduction) in rate resulting from:
Effect of foreign operations	2.2	15.3	9.1
Swaps terminated prior to the TCJA	3.3	16.6	—
Stock-based compensation	0.1	4.2	4.5
Valuation allowance	—	(5.4)	(203.3)
Prior year adjustments	—	(2.4)	3.6
Tax favored investments	(0.6)	(3.4)	(3.5)
Nondeductible expenses	0.5	3.0	1.2
State income tax, net of federal income tax effect	0.8	0.8	3.4
Other, net	—	(0.6)	1.6
TCJA, impact from change in tax rate	—	8.8	(121.0)
TCJA, impact on foreign operations	—	(7.1)	(50.1)

Effective rate	27.3%	50.8%	(319.5)%

For the year ended December 31, 2019 the decrease in the effective rate compared to the year ended December 31, 2018 was primarily attributable to higher pre-tax income in 2019. The higher pre-tax income in 2019 resulted in a lower impact to the effective tax rate from gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income and from foreign operations.

2
54

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
For the year ended December 31, 2018, the increase in the effective rate compared to the year ended December 31, 2017 was primarily due to the impacts of tax reform in 2017 and a release of our valuation allowance in 2017 that did not recur. The 2018 effective tax rate also included the rate differential on our foreign subsidiaries, which are now taxed at a higher marginal rate than our U.S. businesses
and
tax expense related to gains on forward starting swaps settled prior to the enactment of the TCJA.
The components of our deferred income taxes were as follows as of December 31
:

(Amounts in millions)	2019	2018
Assets:
Foreign tax credit carryforwards	$320	$265
Net operating loss carryforwards	129	297
State income taxes	336	326
Insurance reserves	686	754
Accrued commission and general expenses	142	116
Net unrealized losses on derivatives	—	10
Investments	48	5
Other	51	25

Gross deferred income tax assets	1,712	1,798
Valuation allowance	(347)	(334)

Total deferred income tax assets	1,365	1,464

Liabilities:
Net unrealized gains on investment securities	396	153
Net unrealized gains on derivatives	71	—
DAC	275	344
PVFP and other intangibles	21	52
Insurance reserves transition adjustment	148	149
Other	29	30
Total deferred income tax liabilities	940	728
Net deferred income tax asset	$425	$736
The above valuation allowances of $
347
million and $
334
 million as of December 31, 2019 and 2018, respectively, related to state deferred tax assets

and
 foreign net operating losses. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance
net operating loss (“NOL”) carryforwards.
U.S. federal NOL carryforwards amounted to $
519
million as of December 31, 2019, and, if unused, will expire beginning in 2028.
The benefits of the NOL carryforwards have been recognized in our consolidated financial statements, except to the extent of the valuation allowances described above relating to state and foreign taxes. Foreign tax credit carryforwards amounted to $
320
million as of December 31, 2019, and will begin to expire in 2024.
Our ability to realize our net deferred tax asset of $425 million, which includes deferred tax assets related to NOL and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
future years. Management has concluded that there is sufficient positive evidence to support the expected realization of the net operating losses and foreign tax credit carryforwards. This positive evidence includes the fact that: (i) we are currently in a cumulative three-year income position; (ii) our U.S. operating forecasts are profitable, which include
,
in-force
premium rate increases and associated benefit reductions already obtained in our long-term care insurance business; and (iii) overall domestic losses that we have incurred are allowed to be reclassified as foreign source income which, along with future projections of foreign source income, is sufficient to cover the foreign tax credits being carried forward. After consideration of all available evidence, we have concluded that it is more likely than not that our deferred tax assets, with the exception of certain foreign net operating losses and state deferred tax assets for which a valuation allowance has been established, will be realized. If our actual results do not validate the current projections of pre-tax
income, we may be required to record an additional valuation allowance which could have a material impact on our consolidated financial statements in future periods.
As a consequence of our separation from GE and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post IPO periods. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE over the next five years on an after-tax
basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $
4
million, $
6
 million and $
7
 million for the years ended December 31, 2019, 2018 and 2017, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of
5.72
%. As of December 31, 2019 and 2018, we have recorded the estimated present value of our remaining obligation to GE of $
69
million and $
90
 million, respectively, as a liability in our consolidated balance sheets. Both our
IPO-related
deferred tax assets and our obligation to GE are estimates that are subject to change.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2019	2018	2017
Balance as of January 1	$79	$42	$34
Tax positions related to the current period:
Gross additions	—	2	2
Gross reductions	(15)	(3)	(1)
Tax positions related to the prior years:
Gross additions	—	40	13
Gross reductions	—	(2)	(6)

Balance as of December 31	$64	$79	$42

The total amount of unrecognized tax benefits was $
64
million as of December 31, 2019, which if recognized would affect the effective tax rate on continuing operations by $43 million. These unrecognized tax benefits included the impact of foreign currency translation from our international operations.
We believe it is reasonably possible that in 2020, due to the potential resolution of certain potential settlements and other administrative and statutory proceedings and limitations, up to approximately $47 million unrecognized tax benefits will be recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded less than $
1

million of benefits, in each respective year, related to interest and penalties for 2019, 2018 and 2017.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States are included in the life/non-life consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. With possible exceptions, we are no longer subject to U.S. federal tax examinations for years through 2015. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. Our Australia mortgage insurance business is generally no longer subject to examinations by the Australian Tax Office (“ATO”) for years prior to 2014. In September 2019, the ATO completed a Streamlined Assurance Review of Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) for the years 2016 and 2017. The ATO rated Genworth Australia as “high” assurance overall. A rating of “high” means the ATO obtained a high level of assurance that the right Australian income tax outcomes were reported in Genworth Australia’s income tax returns. The “high” rating also means that the ATO is unlikely to contact Genworth Australia in relation to these matters for the income years reviewed unless something new comes to their attention.
Due to the complexities involved in accounting for the TCJA enacted in 2017, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 118, which required companies to include in its financial statements a reasonable estimate of the impact of the TCJA on earnings to the extent such reasonable estimate could be determined. For specific effects of the TCJA for which a reasonable estimate could not be made, SAB 118 allowed companies to continue to apply the tax law in effect before the enactment of the TCJA on December 22, 2017.
During 2018, as prescribed by SAB 118, we finalized our provisional estimates for all the changes in tax law under the TCJA and recorded the following:
Deferred tax assets and liabilities
We recorded a provisional tax benefit of $
154
 million in 2017 related to remeasurement of certain deferred tax assets and liabilities as a result of the newly enacted tax rate. The Internal Revenue Service has indicated that additional guidance will be forthcoming with respect to several technical areas within the TCJA, which could affect the measurement of these balances or potentially give rise to new deferred tax amounts. In the fourth quarter of 2018, we reversed a previously recorded $
19
 million provisional tax expense related to a revaluation of deferred tax assets and liabilities on our foreign subsidiaries. This reversal was the result of a change in expected filing position on our 2018 tax return in light of the TCJA, bringing our net adjustment for this provisional item to zero for 2018.
Foreign tax effects
We recorded a provisional tax expense of $
63
 million in 2017 related to the
one-time
transition tax on mandatory deemed repatriation of earnings and profits. During 2018 we recorded a tax benefit of $
10
million related to the
one-time
transition tax as we refined our calculations of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation, related tax pools and the amounts held in cash and other specified assets.
Throughout the measurement period, we analyzed the impact of the Global Intangible Low Taxed Income (“GILTI”) and Base Erosion Anti-Abuse Tax (“BEAT”), including accounting policy elections. As part of this analysis, we evaluated several alternatives for our future tax filings in light of the GILTI provisions. During the fourth quarter of 2018 we completed the accounting for the initial impacts of the provisions and no measurement

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
period adjustments were recorded. Accordingly, we have made a policy election to account for the GILTI tax as incurred (i.e. as a “period cost”) therefore, we have not included deferred taxes on basis differences that may affect the amount of the GILTI inclusion upon reversal. We included the impact of the GILTI and BEAT provisions in our 2018 results, which did not have a significant impact on our consolidated financial statements.
Insurance reserve transition adjustment
We recorded a provisional reclassification in deferred tax assets and liabilities in the amount of $
134
million in 2017 related to the transition adjustment required under the TCJA with respect to life insurance policyholder reserves. Under the TCJA this transition adjustment is to be taken into account ratably over eight taxable years. During 2018, we updated our provisional estimate and identified a measurement period increase to this reclassification of $
36
million, which was reflected in our consolidated balance sheet as of December 31, 2018. This measurement period adjustment had no impact on income from continuing operations.
State tax effects
We have completed the analysis of state income tax effects of the TCJA, including the treatment of the one-time
transition tax, and GILTI. We determined that the impact to the financial statements was not significant in 2018, and accordingly no measurement period adjustment was recorded.
(14) Supplemental Cash Flow Information
Net cash paid for taxes was $31 million, $33 million and $46 million and cash paid for interest was $292 million, $309 million and $301 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(15) Stock-Based Compensation
Prior to May 2012, we granted share-based awards to employees and directors, including stock options, SARs, RSUs and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan”) was approved by stockholders. Under the 2012 Omnibus Incentive Plan, we were authorized to grant
16
 million equity awards, plus a number of additional shares not to exceed
25
 million underlying awards outstanding under the 2004 Omnibus Incentive Plan. In December 2018, the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”), together with the 2004 Omnibus Incentive Plan and the 2012 Omnibus Incentive Plan, the “Omnibus Incentive
Plans,” was approved
by stockholders. Under the 2018 Omnibus Incentive Plan, we are authorized to grant
25
 million equity awards, plus a number of additional shares not to exceed
20
 million underlying awards outstanding under the prior Plans.
We recorded stock-based compensation expense under the Omnibus Incentive Plans of $26 million, $35 million and $30 million, respectively, for the years ended December 31, 2019, 2018 and 2017. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
For purposes of determining the fair value of stock-based payment awards on the date of grant, we have historically used the Black-Scholes Model. However, no
SARs or stock options were granted during 2019, 2018

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
and 2017 and therefore, the Black-Scholes Model was not used in those respective years.
The Black-Scholes Model requires the input of certain assumptions that involve judgment. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.
During 2019, 2018 and 2017, we issued RSUs with average restriction periods of three years, with a fair value of $3.36, $3.58 and $4.01, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date.
During 2019, 2018 and 2017, we granted performance stock units (“PSUs”) with a fair value of $4.61, $3.58 and $4.01, respectively. The PSUs were granted at market price as of the approved
date
 by the Board
of Directors.

PSUs may be earned over a three-year period based upon the achievement of certain performance goals.
The PSUs granted in 2019 have a three-year measurement period starting on January 1, 2019 going through December 31, 2021. The performance metric is based on consolidated adjusted operating income. See note 19 for our definition of adjusted operating income. The compensation committee of our Board of Directors determines and approves, no later than March 15, 2022 following the end of the final year of the three-year performance period, the number of units earned and vested for the three-year measurement period.
The PSUs granted in 2018 and 2017 each have three separate and distinct performance measurement periods, each starting on January 1 going through December 31 for the years ended December 31, 2018, 2019 and 2020 and December 31, 2017, 2018 and 2019, respectively. The performance metric is based on a range of consolidated annual adjusted operating income. The compensation committee of our Board of Directors determines and approves, no later than March 15 following the end of the three-year performance period, the number of units earned and vested for each distinct performance period.
For the years ended December 31, 2019, 2018 and 2017, we recorded $5 million, $7 million and $7 million, respectively, of expense associated with our PSUs.
In 2019, 2018 and 2017, we granted cash awards with a fair value of $1.00. We have time-based cash awards, which vest over three years
, with a third of the payout occurring per year as determined by the vesting period, beginning on the first anniversary of the grant date. We also have performance-based cash awards which vest and payout after three years.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table summarizes cash award activity as of December 31, 2019 and 2018:

	Time-based	Performance-based
(Number of awards, in millions)	cash awards	cash awards
Balance as of January 1, 2018	18	8
Granted	17	9
Performance adjustment	—	1
Vested	(10)	—
Forfeited	(1)	(1)

Balance as of January 1, 2019	24	17
Granted	16	—
Performance adjustment	—	1
Vested	(12)	(4)
Forfeited	(2)	(1)

Balance as of December 31, 2019	26	13

The following table summarizes stock option activity as of December 31, 2019 and 2018:

	Shares subject	Weighted-average
(Shares in thousands)	to option	exercise price
Balance as of January 1, 2018	1,580	$11.38
Granted	—	$—
Exercised	(108)	$2.37
Expired and forfeited	(354)	$12.88

Balance as of January 1, 2019	1,118	$11.77
Granted	—	$—
Exercised	(200)	$2.46
Expired and forfeited	(117)	$11.30

Balance as of December 31, 2019	801	$14.17

Exercisable as of December 31, 2019	801	$14.17

The following table summarizes information about stock options outstanding as of

December 31, 2019:

	Outstanding and Exercisable
Exercise/Average price	Shares in thousands	Average lif e (1)
$12.75 (2)	11	0.93
$14.18	777	0.11
$14.92	13	0.42

$14.17	801

(1)	Average contractual life remaining in years.

(2)	Shares for b oth options outstanding and exercisable have no aggregate intrinsic value .

2
6
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following tables summarize the status of our other equity-based awards as of December 31, 2019 and 2018:

	RSUs		PSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2018	3,651	$5.14	4,584	$3.65	1,259	$5.70	10,301	$3.45
Granted	739	$3.58	739	$3.58	278	$2.54	—	$—
Performance adjustment (1)	—	$—	236	$4.01	—	$—	—	$—
Exercised	(1,881)	$5.84	—	$—	(271)	$6.98	(142)	$1.31
Terminated	(153)	$4.56	(629)	$6.45	—	$—	(1,532)	$3.84

Balance as of January 1, 2019	2,356	$4.14	4,930	$3.30	1,266	$4.76	8,627	$3.42
Granted	1,737	$3.36	2,852	$4.61	265	$2.71	—	$—
Performance adjustment (1)	—	$—	495	$2.81	—	$—	—	$—
Exercised	(1,401)	$4.32	(3,100)	$2.81	(16)	$7.45	(50)	$1.28
Terminated	(17)	$7.38	(35)	$2.81	—	$—	(426)	$3.70

Balance as of December 31, 2019	2,675	$3.51	5,142	$4.28	1,515	$4.37	8,151	$3.41

(1)	The performance adjustment relates to additional awards expected to be earned through the achievement of certain performance metrics.

As of December 31, 2019 and 2018, total unrecognized stock-based compensation expense related to non-vested
awards not yet recognized was $17 million and $6 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately two years.
In 2019 and 2018, there was less than $1 million in cash received from stock options exercised in each year. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $7 million and $4 million as of December 31, 2019 and 2018, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Genworth Australia, our indirect subsidiary and a public company, grants stock options and other equity-based awards to its Australian employees. The following table summarizes the status of Genworth Australia’s restricted share rights and long-term incentive plan as of December 31, 2019 and 2018:

(Shares subject to option, in thousands)	Restricted share rights	Long-term incentive plan
Balance as of January 1, 2018	868	1,487
Granted	198	709
Exercised	(523)	(34)
Terminated	(116)	(335)

Balance as of January 1, 2019	427	1,827
Granted	285	801
Exercised	(348)	(163)
Terminated	(29)	(576)

Balance as of December 31, 2019	335	1,889

As of December 31, 2019 and 2018, none of the restricted share rights balances were vested. For the year ended December 31, 2019, we recorded $1 million of stock-based compensation. For the years ended December 31, 2018 and 2017, we recorded less than
$
1
 million of stock-based compensation in each year. We also estimated total unrecognized expense of less than $
1
 million in each year for the years ended December 31, 2019, 2018 and 2017 related to these awards.
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
Years Ended December 31, 2019, 2018 and 2017
The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

	2019
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans	)	$6,916	$7,188	$—	$—	$7,188
Restricted commercial mortgage loans (2)	(1)	47	51	—	—	51
Other invested assets	(1)	432	432	—	49	383
Liabilities:
Long-term borrowings (3)	(1)	3,277	3,093	—	2,951	142
Non-recourse funding obligations (3)	(1)	311	207	—	—	207
Investment contracts	(1)	11,466	12,086	—	—	12,086
Other firm commitments:
Commitments to fund limited partnerships	976	—	—	—	—	—
Commitments to fund bank loan investments	52	—	—	—	—	—
Ordinary course of business lending commitments	69	—	—	—	—	—

	2018
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans	)	$6,687	$6,737	$—	$—	$6,737
Restricted commercial mortgage loans (2)	(1)	62	66	—	—	66
Other invested assets	(1)	248	248	—	—	248
Liabilities:
Long-term borrowings (3)	(1)	3,707	3,251	—	3,108	143
Non-recourse funding obligations (3)	(1)	311	215	—	—	215
Investment contracts	(1)	13,105	13,052	—	—	13,052
Other firm commitments :
Commitments to fund limited partnership s	539	—	—	—	—	—
Commitments to fund bank loan investments	33	—	—	—	—	—
Ordinary course of business lending commitments	73	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

(2)	See note 17 for additional information relat e d to consolidated securitization entities.

(3)	See note 12 for additional information related to borrowings.

Recurring Fair Value Measurements
We have fixed maturity securities, short-term investments, equity securities, limited partnerships, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Limited partnerships
Limited partnerships are valued based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the underlying instrument. We utilize the net asset value (“NAV”) of the underlying fund statements as a practical expedient for fair value.
Fixed maturity, short-term investments and equity securities
The fair value of fixed maturity securities, short-term investments and equity securities are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, a security is valued using that market information for similar securities, which is also a market approach. When market information is not available for a specific security or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including mortgage-backed or asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.
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
Years Ended December 31, 2019, 2018 and 2017
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
Years Ended December 31, 2019, 2018 and 2017
Level 1 measurements
Equity securities.
The primary inputs to the valuation of exchange-traded equity securities include quoted prices for the identical instrument.
Separate account assets.
The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.
Level 2 measurements
Fixed maturity securities
•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, approximately 90% of our portfolio is priced using third-party pricing sources as of December 31, 2019. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by third-party pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our third-party pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2019:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$5,025	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,645	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$1,335	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$28,719	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models
Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$8,260	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$2,243	OAS-based models, single factor binomial models, internally priced
Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$3,020	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model
Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$3,153	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers
Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
•
Internal models:
A portion of our
non-U.S.
government, U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was
$15 million, $1,153 million, and $580 million, respectively, as of December 31, 2019. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
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
Level 3 measurements
Fixed maturity securities
•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,903 million as of December 31, 2019.

•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $288 million as of December 31, 2019.

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
For GMWB liabilities,
non-performance
risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the GMWB liabilities. As of December 31, 2019 and 2018, the impact of non-performance
risk resulted in a lower fair value of our GMWB liabilities of $62 million and $64 million, respectively.
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
Years Ended December 31, 2019, 2018 and 2017
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Borrowings related to securitization entities
We previously recorded certain borrowings related to securitization entities at fair value. During 2018, the borrowings related to securitization entities were repaid in full. The fair value of these borrowings was determined using either a market approach or income approach, depending on the instrument and availability of market information. Given the unique characteristics of the securitization entities that issued these borrowings as well as the lack of comparable instruments, we determined fair value considering the valuation of the underlying assets held by the securitization entities and any derivatives, as well as any unique characteristics of the borrowings that may have impacted the valuation. After considering all relevant inputs, we determined fair value of the borrowings using the net valuation of the underlying assets and derivatives that were backing the borrowings. Accordingly, these instruments were classified as Level 3. Increases in the valuation of the underlying assets or decreases in the derivative liabilities resulted in an increase in the fair value of these borrowings.
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
Years Ended December 31, 2019, 2018 and 2017
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2019
( Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,025	$—	$5,025	$—	$—
State and political subdivisions	2,747	—	2,645	102	—
Non-U.S. government	1,350	—	1,350	—	—
U.S. corporate:
Utilities	4,997	—	4,132	865	—
Energy	2,699	—	2,570	129	—
Finance and insurance	7,774	—	7,202	572	—
Consumer—non-cyclical	5,701	—	5,607	94	—
Technology and communications	3,245	—	3,195	50	—
Industrial	1,396	—	1,356	40	—
Capital goods	2,711	—	2,609	102	—
Consumer—cyclical	1,760	—	1,587	173	—
Transportation	1,506	—	1,428	78	—
Other	322	—	186	136	—

Total U.S. corporate	32,111	—	29,872	2,239	—

Non-U.S. corporate:
Utilities	829	—	455	374	—
Energy	1,319	—	1,072	247	—
Finance and insurance	2,319	—	2,085	234	—
Consumer—non-cyclical	684	—	625	59	—
Technology and communications	1,138	—	1,110	28	—
Industrial	988	—	884	104	—
Capital goods	605	—	444	161	—
Consumer—cyclical	397	—	250	147	—
Transportation	629	—	438	191	—
Other	1,617	—	1,477	140	—

Total non-U.S. corporate	10,525	—	8,840	1,685	—

Residential mortgage-backed	2,270	—	2,243	27	—
Commercial mortgage-backed	3,026	—	3,020	6	—
Other asset-backed	3,285	—	3,153	132	—

Total fixed maturity securities	60,339	—	56,148	4,191	—

Equity securities	239	62	126	51	—

Other invested assets:
Derivative assets:
Interest rate swaps	197	—	197	—	—
Foreign currency swaps	4	—	4	—	—
Equity index options	81	—	—	81	—
Other foreign currency contract s	8	—	8	—	—

Total derivative assets	290	—	209	81	—

Securities lending collateral	51	—	51	—	—
Short-term investments	211	—	211	—	—
Limited partnerships	503	—	—	—	503

Total other invested assets	1,055	—	471	81	503

Reinsurance recoverable (2)	20	—	—	20	—
Separate account assets	6,108	6,108	—	—	—

Total assets	$67,761	$6,170	$56,745	$4,343	$503

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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
Years Ended December 31, 2019, 2018 and 2017
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
Years Ended December 31, 2019, 2018 and 2017
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2019	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2019	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements
(Amounts in millions)
Fixed maturity securities:
State and political subdivisions	$51	$3	$20	$—	$—	$—	$—	$28	$—	$102	$3
U.S. corporate:
Utilities	643	1	72	156	(14)	—	(49)	72	(16)	865	—
Energy	121	—	9	17	(5)	—	(13)	—	—	129	—
Finance and insurance	534	—	51	50	—	—	(39)	35	(59)	572	—
Consumer—non-cyclical	73	—	5	23	(5)	—	(11)	9	—	94	—
Technology and communications	50	—	7	—	—	—	(1)	5	(11)	50	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	92	—	10	—	—	—	—	—	—	102	—
Consumer—cyclical	211	—	11	—	(13)	—	(18)	—	(18)	173	(1)
Transportation	57	—	3	39	—	—	(10)	—	(11)	78	—
Other	178	—	6	23	—	—	(20)	8	(59)	136	—

Total U.S. corporate	1,998	1	175	308	(37)	—	(161)	129	(174)	2,239	(1)

Non-U.S. corporate:
Utilities	404	—	30	30	(7)	—	(67)	—	(16)	374	—
Energy	217	(1)	19	46	(18)	—	(16)	—	—	247	—
Finance and insurance	171	4	23	7	—	—	(16)	54	(9)	234	4
Consumer—non-cyclical	106	2	5	1	—	—	(55)	—	—	59	—
Techno log y and communications	26	—	2	—	—	—	—	—	—	28	—
Industrial	61	—	5	38	—	—	—	—	—	104	—
Capital goods	173	—	12	10	—	—	(16)	3	(21)	161	—
Consumer—cyclical	122	—	12	16	—	—	(3)	—	—	147	—
Transportation	171	—	10	27	—	—	—	—	(17)	191	—
Other	81	—	12	43	—	—	(2)	6	—	140	—

Total non-U.S. corporate	1,532	5	130	218	(25)	—	(175)	63	(63)	1,685	4

Residential mortgage-backed	35	—	1	—	(2)	—	(1)	—	(6)	27	—
Commercial mortgage-backed	95	—	17	3	—	—	—	1	(110)	6	—
Other asset-backed	154	—	3	139	—	—	(69)	28	(123)	132	—

Total fixed maturity securities	3,865	9	346	668	(64)	—	(406)	249	(476)	4,191	6

Equity securities	58	—	—	2	(9)	—	—	—	—	51	—

Other invested assets:
Derivative assets:
Equity index options	39	43	—	63	—	—	(64)	—	—	81	18

Total derivative assets	39	43	—	63	—	—	(64)	—	—	81	18

Total other invested assets	39	43	—	63	—	—	(64)	—	—	81	18

Reinsurance recoverable (2)	20	(1)	—	—	—	1	—	—	—	20	(1)

Total Level 3 assets	$3,982	$51	$346	$733	$(73)	$1	$(470)	$249	$(476)	$4,343	$23

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

(Amounts in millions)	Beginning balance as of January 1, 2018	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2018	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$(1)	$—	$—	$—	$—
State and political subdivisions	37	3	4	—	—	—	—	18	(11)	51	3
U.S. corporate:
Utilities	574	(1)	(40)	111	(12)	—	(6)	55	(38)	643	—
Energy	147	—	(7)	22	—	—	(34)	—	(7)	121	—
Finance and insurance	626	—	(77)	84	—	—	(122)	49	(26)	534	1
Consumer—non-cyclical	81	—	(3)	—	—	—	(5)	—	—	73	—
Technology and communications	73	—	(6)	20	—	—	(60)	31	(8)	50	—
Industrial	39	—	—	—	—	—	—	—	—	39	—
Capital goods	121	—	(10)	33	—	—	(45)	—	(7)	92	—
Consumer—cyclical	262	—	(12)	17	(5)	—	(19)	—	(32)	211	—
Transportation	60	—	(2)	3	—	—	(4)	—	—	57	—
Other	169	—	(3)	—	(10)	—	(8)	30	—	178	—

Total U.S. corporate	2,152	(1)	(160)	290	(27)	—	(303)	165	(118)	1,998	1

Non-U.S. corporate:
Utilities	343	—	(19)	52	—	—	(20)	69	(21)	404	—
Energy	176	—	(9)	53	—	—	(29)	26	—	217	—
Finance and insurance	161	4	(13)	6	—	—	(2)	16	(1)	171	4
Consumer— non-cyclical	124	—	(5)	—	—	—	(20)	7	—	106	—
Technology and communications	29	—	—	10	—	—	(13)	—	—	26	—
Industrial	116	—	(5)	3	—	—	(10)	—	(43)	61	—
Capital goods	191	1	(8)	15	—	—	(26)	—	—	173	1
Consumer— cyclical	54	—	(5)	30	(1)	—	(3)	48	(1)	122	—
Transportation	170	(2)	(9)	45	(18)	—	—	18	(33)	171	—
Other	52	—	(4)	33	—	—	—	—	—	81	—

Total non-U.S. corporate	1,416	3	(77)	247	(19)	—	(123)	184	(99)	1,532	5

Residential mortgage-backed	77	—	—	37	—	—	(1)	14	(92)	35	—
Commercial mortgage-backed	30	—	(4)	70	—	—	—	31	(32)	95	—
Other asset-backed	227	—	(3)	114	(16)	—	(93)	54	(129)	154	—

Total fixed maturity securities	3,940	5	(240)	758	(62)	—	(521)	466	(481)	3,865	9

Equity securities	44	—	—	18	(4)	—	—	—	—	58	—

Other invested assets:
Derivative assets:
Equity index options	80	(34)	—	74	—	—	(81)	—	—	39	(26)

Total derivative assets	80	(34)	—	74	—	—	(81)	—	—	39	(26)

Total other invested assets	80	(34)	—	74	—	—	(81)	—	—	39	(26)

Reinsurance recoverable (2)	14	5	—	—	—	1	—	—	—	20	5

Total Level 3 assets	$4,078	$(24)	$(240)	$850	$(66)	$1	$(602)	$466	$(481)	$3,982	$(12)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

(Amounts in millions)	Beginning balance as of January 1, 2017	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2017	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government - sponsored enterprises	$2	$—	$—	$—	$—	$—	$(1)	$—	$—	$1	$—
State and political subdivisions	37	3	(3)	—	—	—	—	—	—	37	3
U.S. corporate:
Utilities	576	—	24	76	—	—	(11)	30	(121)	574	—
Energy	210	—	5	10	(31)	—	(32)	1	(16)	147	(1)
Finance and insurance	786	20	5	79	(31)	—	(206)	8	(35)	626	11
Consumer—non-cyclical	121	—	2	4	—	—	(8)	—	(38)	81	—
Technology and communications	54	3	7	31	—	—	(1)	—	(21)	73	3
Industrial	48	1	(1)	13	—	—	(8)	—	(14)	39	—
Capital goods	152	1	3	7	—	—	(5)	—	(37)	121	1
Consumer—cyclical	258	—	9	12	—	—	(15)	—	(2)	262	—
Transportation	139	16	(5)	—	—	—	(48)	—	(42)	60	1
Other	143	—	2	—	(5)	—	(8)	37	—	169	—

Total U.S. corporate	2,487	41	51	232	(67)	—	(342)	76	(326)	2,152	15

Non-U.S. corporate:
Utilities	386	—	3	30	—	—	—	—	(76)	343	—
Energy	206	—	5	—	(1)	—	(1)	—	(33)	176	—
Finance and insurance	182	5	10	5	—	—	(32)	—	(9)	161	3
Consumer—non-cyclical	139	—	2	5	—	—	(22)	—	—	124	—
Technology and communications	67	1	1	—	(21)	—	(19)	—	—	29	—
Industrial	109	—	3	13	—	—	—	14	(23)	116	—
Capital goods	169	—	3	52	—	—	(25)	—	(8)	191	—
Consumer—cyclical	69	—	—	—	—	—	(17)	2	—	54	—
Transportation	181	1	2	6	(10)	—	(10)	11	(11)	170	—
Other	25	(2)	2	15	(2)	—	—	25	(11)	52	—

Total non-U.S. corporate	1,533	5	31	126	(34)	—	(126)	52	(171)	1,416	3

Residential mortgage-backed	43	—	—	35	—	—	(3)	26	(24)	77	—
Commercial mortgage-backed	54	(2)	4	31	(9)	—	—	—	(48)	30	—
Other asset-backed	145	(8)	11	123	(35)	—	(23)	69	(55)	227	—

Total fixed maturity securities	4,301	39	94	547	(145)	—	(495)	223	(624)	3,940	21

Equity securities	47	—	—	1	(1)	—	—	—	(3)	44	—

Other invested assets:
Derivative assets:
Equity index options	72	57	—	72	—	—	(121)	—	—	80	36
Other foreign currency contracts	3	(3)	—	—	—	—	—	—	—	—	(2)

Total derivative assets	75	54	—	72	—	—	(121)	—	—	80	34

Total other invested assets	75	54	—	72	—	—	(121)	—	—	80	34

Restricted other invested assets related to securitization entities (2)	131	—	—	—	(131)	—	—	—	—	—	—
Reinsurance recoverable (3)	16	(4)	—	—	—	2	—	—	—	14	(4)

Total Level 3 assets	$4,570	$89	$94	$620	$(277)	$2	$(616)	$223	$(627)	$4,078	$51

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
Years Ended December 31, 2019, 2018 and 2017
The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Total realized and unrealized gains (losses) included in net income:
Net investment income	$10	$8	$26
Net investment gains (losses)	41	(32)	63

Total	$51	$(24)	$89

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$6	$9	$22
Net investment gains (losses)	17	(21)	29

Total	$23	$(12)	$51

The amount presented for realized and unrealized gains (losses) included in net income for available-for-sale
securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2019:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$790	Credit spreads	48bps - 327bps	130bps
Energy	Internal models	105	Credit spreads	67bps - 264bps	152bps
Finance and insurance	Internal models	556	Credit spreads	54bps - 207bps	129bps
Consumer—non-cyclical	Internal models	94	Credit spreads	71bps - 264bps	136bps
Technology and communications	Internal models	50	Credit spreads	115bps - 264bps	193bps
Industrial	Internal models	40	Credit spreads	114bps - 144bps	127bps
Capital goods	Internal models	102	Credit spreads	78bps - 198bps	128bps
Consumer—cyclical	Internal models	119	Credit spreads	79bps - 223bps	125bps
Transportation	Internal models	78	Credit spreads	50bps - 198bps	110bps
Other	Internal models	136	Credit spreads	65bps - 121bps	73bps

Total U.S. corporate	Internal models	$2,070	Credit spreads	48bps - 327bps	128bps

Non-U.S. corporate:
Utilities	Internal models	$374	Credit spreads	67bps - 189bps	126bps
Energy	Internal models	235	Credit spreads	78bps - 261bps	139bps
Finance and insurance	Internal models	234	Credit spreads	86bps - 193bps	118bps
Consumer—non-cyclical	Internal models	58	Credit spreads	60bps - 122bps	98bps
Technology and communications	Internal models	28	Credit spreads	98bps - 115bps	109bps
Industrial	Internal models	104	Credit spreads	67bps - 198bps	118bps
Capital goods	Internal models	161	Credit spreads	71bps - 186bps	131bps
Consumer—cyclical	Internal models	143	Credit spreads	64bps - 261bps	175bps
Transportation	Internal models	191	Credit spreads	60bps - 261bps	114bps
Other	Internal models	140	Credit spreads	77bps - 295bps	148bps

Total non-U.S. corporate	Internal models	$1,668	Credit spreads	60bps - 295bps	130bps

Derivative assets:
Equity index options	Discounted cash flows	$81	Equity index volatility	6% - 36%	17%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$—	$—	$323
Fixed index annuity embedded derivatives	452	—	—	452
Indexed universal life embedded derivatives	19	—	—	19

Total policyholder account balances	794	—	—	794

Derivative liabilities:
Interest rate swaps	10	—	10	—
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	11	—	11	—

Total liabilities	$805	$—	$11	$794

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	2018
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$—	$—	$337
Fixed index annuity embedded derivatives	389	—	—	389
Indexed universal life embedded derivatives	12	—	—	12

Total policyholder account balances	738	—	—	738

Derivative liabilities:
Interest rate swaps	102	—	102	—
Other foreign currency contracts	7	—	7	—

Total derivative liabilities	109	—	109	—

Total liabilities	$847	$—	$109	$738

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2019	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2019	Total (gains) losses included in net (income) attributable to liabilities still held

(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$(39)	$—	$—	$—	$25	$—	$—	$—	$323	$(34)
Fixed index annuity embedded derivatives	389	90	—	—	—	—	(27)	—	—	452	90
Indexed universal life embedded derivatives	12	(4)	—	—	—	11	—	—	—	19	(4)

Total policyholder account balances	738	47	—	—	—	36	(27)	—	—	794	52

Total Level 3 liabilities	$738	$47	$—	$—	$—	$36	$(27)	$—	$—	$794	$52

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance .

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

	Beginning balance as of January 1, 2018	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2018	Total (gains) losses included in net (income) attributable to liabilities still held

(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$59	$—	$—	$—	$28	$—	$—	$—	$337	$61
Fixed index annuity embedded derivatives	419	(15)	—	—	—	—	—	—	(15)	389	(15)
Indexed universal life embedded derivatives	14	(13)	—	—	—	11	—	—	—	12	(13)
̥
Total policyholder account balances	683	31	—	—	—	39	—	—	(15)	738	33
̥
Total Level 3 liabilities	$683	$31	$—	$—	$—	$39	$—	$—	$(15)	$738	$33

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

	Beginning balance as of January 1, 2017	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2017	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$303	$(82)	$—	$—	$—	$29	$—	$—	$—	$250	$(80)
Fixed index annuity embedded derivatives	344	84	—	—	—	—	(9)	—	—	419	84
Indexed universal life embedded derivatives	11	(8)	—	—	—	11	—	—	—	14	(8)

Total policyholder account balances	658	(6)	—	—	—	40	(9)	—	—	683	(4)

Borrowings related to securitization entities (2)	12	—	—	—	—	—	(12)	—	—	—	—

Total Level 3 liabilities	$670	$(6)	$—	$—	$—	$40	$(21)	$—	$—	$683	$(4)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(2)	See note 17 for additional information related to consolidated securitization entities .

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—
Net investment (gains) losses	47	31	(6)

Total	$47	$31	$(6)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	52	33	(4)

Total	$52	$33	$(4)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2019:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Policyholder account balances:
			Withdrawal utilization rate	51% -88%	72%
			Lapse rate	2% - 9%	4%
			Non-performance risk (credit spreads)	17bps - 83bps	64bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$323	Equity index volatility	12% - 24%	20%
Fixed index annuity embedded derivatives	Option budget method	$452	Expected future interest credited	— %-3%	1%
Indexed universal life embedded derivatives	Option budget method	$19	Expected future interest credited	3% - 9%	5%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
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
On November 25, 2019,
our U.S. mortgage insurance business
entered into a reinsurance agreement with an entity that is considered a VIE. Our involvement with this VIE includes significant insurance risk and a reasonable possibility of a significant loss but does not result in the unilateral power to direct the activities that most significantly affect the VIE’s economic performance or result in the obligation to absorb losses or the right to receive benefits. Accordingly, consolidation of the VIE is not required. The assets of the VIE are deposited in a reinsurance trust for our benefit that will be the source of reinsurance claim payments.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
As of December 31, 2019 and 2018, we had $47 million and $62 million of total securitized assets required to be consolidated, respectively. We do not have any additional exposure or guarantees associated with these securitization entities.
There has been no new asset securitization activity in 2019 or 2018.
(b) Securitization and Variable Interest Entities Required To Be Consolidated
For VIEs related to asset securitization transactions, as of December 31, 2019, we consolidate a securitization entity as a result of our involvement in the entity’s design or having certain decision making ability regarding the assets held by the securitization entity. This securitization entity was designed to have significant limitations on the types of assets owned, the types and extent of permitted activities and decision making rights. The securitization entity that is consolidated comprised an entity backed by commercial mortgage loans. Our primary economic interest in this securitization entity represents the excess interest of the commercial mortgage loans and the subordinated notes of the securitization entity.
For VIEs related to certain investments, we previously consolidated three securitization entities as a result of having certain decision making rights related to instruments held by the entities. Upon consolidation, we elected the fair value option for the assets and liabilities for the securitization entities. During 2017, these three securitization entities were dissolved and the investments were repositioned, mostly into short-term investments in connection with the maturity of the associated liabilities.
The following table shows the assets that were recorded for the consolidated securitization entity as of December 31:

(Amounts in millions)	2019	2018
Assets
Investments:
Restricted commercial mortgage loans	$47	$62

Total investments	47	62
Cash, cash equivalents and restricted cash	1	1
Investment receivable	3	—

Total assets	$51	$63

The assets held by the securitization entity are restricted and can only be used to fulfill the obligations of the securitization entity.
As of December 31, 2017, we had borrowings related to the securitization entity required to be consolidated. These borrowings were required to be paid down as principal was collected on the restricted commercial mortgage loans held by the securitization entity and accordingly the repayment of these borrowings followed the maturity or prepayment, as permitted, of the restricted commercial mortgage loans. During 2018, all of the borrowings related to the securitization entity were repaid due to prepayments made on the related restricted commercial mortgage loans; therefore, as of December 31, 2019 and 2018, there were no remaining principal or carrying amounts related to these borrowings. In addition, this securitization entity did not have any other liabilities as of December 31, 2019 or 2018.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the years ended December 31:

(Amounts in millions)	2019	2018	2017

Revenues:
Net investment income:
Restricted commercial mortgage loans	$4	$7	$9
Restricted other invested assets	—	—	1

Total net investment income	4	7	10

Net investment gains (losses):
Derivatives	—	—	7

Total net investment gains (losses)	—	—	7

Total revenues	4	7	17

Expenses:
Interest expense	—	2	6

Total expenses	—	2	6

Income before income taxes	4	5	11
Provision (benefit) for income taxes	1	1	(6)

Net income	$3	$4	$17

(18) Insurance Subsidiary Financial Information and Regulatory Matters
Dividends
Our insurance subsidiaries are subject to oversight by applicable insurance laws and regulations as to the amount of dividends they may pay to their parent in any year, the purpose of which is to protect affected insurance policyholders or contractholders, not stockholders. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2019, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $300 million to us in 2020. While the approximately $300 million is considered unrestricted, our insurance subsidiaries may not pay dividends to us in 2020 at this level if they need to retain capital for growth or need to meet capital requirements and desired thresholds.
Dividends received from our domestic insurance subsidiaries is highly dependent on the performance of our U.S. mortgage insurance subsidiaries and their ability to pay dividends to us as anticipated. Given the performance of our U.S. life insurance subsidiaries, dividends will not be paid by these subsidiaries for the foreseeable future.
Our domestic insurance subsidiaries paid dividends of $250 million (none of which were deemed “extraordinary”), $60 million (none of which were deemed “extraordinary”) and $36 million (paid to our principal life insurance subsidiaries and none of which were deemed “extraordinary”) during 2019, 2018 and 2017, respectively.
Our Australian mortgage insurance subsidiaries paid dividends of
$212 million, $129 million and $147 million during 2019, 2018 and 2017, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
As of December 31, 2019, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $13.8 billion and $14.8 billion, respectively. There are no regulatory restrictions on the ability of Genworth Financial to pay dividends. Our Board of Directors has suspended the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our debt obligations, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant
.
U.S. domiciled insurance subsidiaries—statutory financial information
Our U.S. domiciled insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis either prescribed or permitted by such authorities. Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income (loss) and stockholders’ equity.
Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by individual state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”), River Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”), River Lake Insurance Company IX (“River Lake IX”) and River Lake Insurance Company X (“River Lake X”), together with River Lake VI, River Lake VII, River Lake VIII, River Lake IX and River Lake X, the “SPFCs
.
” The permitted practices of the SPFCs were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators and without those permitted accounting practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted accounting practices will remain in effect for so long as we maintain the SPFCs. The permitted accounting practices were as follows:
•
In 2019, River Lake VI was granted a permitted accounting practice from the State of Delaware to carry its excess of loss reinsurance agreement with The Canada Life Assurance Company for its universal life insurance business assumed from GLAIC in 2019 as an admitted asset. In 2018, River Lake VI was granted a permitted accounting practice from the State of Delaware to carry its term life insurance reserves on a basis similar to U.S. GAAP and was subsequently granted an extension of this permitted accounting practice to include additional term life insurance policies assumed from GLAIC in 2019. Prior to 2018, River Lake VI was granted a permitted accounting practice to carry its excess of loss reinsurance agreement with The Canada Life Assurance Company for its term life insurance business as an admitted asset, which was withdrawn in 2018.

•
In 2019 and 2018, River Lake VII, River Lake VIII, River Lake IX and River Lake X each had a permitted accounting practice from the State of Vermont to carry their reserves on a basis similar to U.S. GAAP. In addition, prior to 2018, River Lake IX and River Lake X were also granted a permitted accounting practice to carry their excess of loss reinsurance agreements with The Canada Life Assurance Company and Hannover Life Reassurance Company of America, respectively, as an admitted asset, which was withdrawn in 2018. As of December 31, 2019, there were no remaining reserves in River Lake IX as discussed below.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The impact of these permitted accounting practices on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was zero as of December 31, 2019 and 2018. If these permitted accounting practices had not been used, no regulatory event would have been triggered.
The tables below include the combined statutory net income and statutory capital and surplus for our U.S. domiciled insurance subsidiaries for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2019	2018	2017
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$740	$(895)	$(272)
Mortgage insurance subsidiaries	847	697	512

Combined statutory net income (loss), excluding captive reinsurance subsidiaries	1,587	(198)	240
Captive life insurance subsidiaries	(350)	1,520	(36)

Combined statutory net income	$1,237	$1,322	$204

	As of December 31,
(Amounts in millions)	2019	2018
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$2,188	$1,880
Mortgage insurance subsidiaries	3,664	3,206

Combined statutory capital and surplus	$5,852	$5,086

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies. These reserves are, in turn, secured by excess of loss reinsurance treaties with third parties or, in the case of Rivermont I, funded through the issuance of non-recourse
funding obligations to third parties. Additionally, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income (loss) are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $
447
million and $217 million as of December 31, 2019 and 2018, respectively.
In December 2019, GLAIC, one of our U.S. domiciled life insurance companies, recaptured its term life insurance business previously ceded to River Lake IX and its universal life insurance business previously ceded to Rivermont I. GLAIC then immediately ceded that recaptured business to River Lake VI. Prior to the GLAIC recapture, River Lake IX also recaptured all external reinsurance with third parties and terminated those agreements. As a result, there is no remaining reinsurance (assumed or ceded) in River Lake IX or Rivermont I as of December 31, 2019. River Lake IX also returned capital of $20 million to GLAIC in December 2019. Additionally, the capital and surplus (excluding non-recourse
funding obligations) in Rivermont I was positive and, therefore, GLAIC recorded an investment in Rivermont I as of December 31, 2019. In January 2020, Rivermont I redeemed all of its outstanding non-recourse
funding obligations
 and returned contributed surplus of $198 million to GLAIC in February 2020
.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2019 and 2018, each of our life insurance subsidiaries exceeded the minimum required RBC levels in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 213% and 199% as of December 31, 2019 and 2018,
respectively.
During 2019 and 2018, we established $54 million and $120 million, respectively, of additional statutory reserves resulting from updates to our universal and term universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries.
The New York State Department of Financial Services (“NYDFS”) annually informs the industry that it does not permit in-force rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved. However, the NYDFS has allowed GLICNY, our New York insurance subsidiary, to incorporate recently filed in-force rate actions in its asset adequacy analysis prior to approval in the past. Moreover, the NYDFS has consistently granted approval for GLICNY to spread asset adequacy analysis reserve deficiencies related to its long-term care insurance business over future years.
As a result of its 2017 asset adequacy analysis, GLICNY recorded an additional $188 million of statutory reserves in the fourth quarter of 2017.
Following its recording of the additional statutory reserves in the fourth quarter of 2017, GLICNY had a remaining asset adequacy deficit of approximately $302 million, which the NYDFS
agreed
to allow GLICNY
to phase in over a
two-year
period.
However, during 2018, the NYDFS approved an in-force rate increase. We incorporated this approved in-force rate increase along with other assumption and methodology updates into GLICNY’s 2018 asset adequacy testing. As a result, GLICNY’s asset adequacy analysis produced a positive margin and no incremental additional asset adequacy analysis reserves were recorded for the year ended December 31, 2018. As of December 31, 2018, the aggregate amount of GLICNY’s statutory reserves established for asset adequacy deficiencies was $454 million.
After discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY incorporated in its 2019 asset adequacy analysis recently filed in-force rate actions for newer long-term care insurance products to offset emerging adverse experience for those products. As a result, GLICNY’s 2019 asset adequacy analysis would have produced a very modest positive margin at the end of 2019. However, there is an actuarial opinion requirement to address events subsequent to year end through the signing of the actuarial opinion. Given the decrease in the Treasury yield curve rate across all maturities from December 31, 2019 through February 13, 2020, the date that GLICNY’s actuarial opinion was signed, GLICNY’s asset adequacy testing resulted in a deficit of $16 million. GLICNY did not spread the deficit over future years. The incremental $16 million of additional statutory reserves established in 2019, when combined with the $454 million of previously established asset adequacy deficiency reserves as of December 31
,
2018, increased the aggregate amount of additional actuarial statutory reserves established by GLICNY for asset adequacy deficits to $470 million as of December 31, 2019.
For regulatory purposes, our U.S. mortgage insurers are required to establish a special statutory contingency reserve. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums, as defined by state insurance laws. These contingency reserves generally are held until the earlier of (i) the time that

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
loss ratios exceed 35% or (ii) 10 years. However, approval by the North Carolina Department of Insurance (“NCDOI”) is required for contingency reserve releases when loss ratios exceed 35%. The statutory contingency reserve for our U.S. mortgage insurers was approximately $2.0 billion and $1.6 billion, respectively, as of December 31, 2019 and 2018 and was included in the table above containing combined statutory capital and surplus balances.
Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital
ratio not to exceed 25:1. Fifteen other states maintain similar risk-to-capital
requirements. As of December 31, 2019 and 2018, Genworth Mortgage Insurance Corporation’s (“GMICO”)
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 12.5:1.
Mortgage insurers must meet the private mortgage insurer eligibility requirements (“PMIERs”) as set forth by each government-sponsored enterprise (“GSE”) in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. We have met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2019 and 2018, we estimate our U.S. mortgage insurance business had available assets of approximately
138
% and
129
%, respectively, of the required assets under PMIERs. As of December 31, 2019 and 2018, the PMIERs sufficiency ratios were in excess of approximately $
1.0
b
illion and $
750
 million, respectively, of available assets above the PMIERs requirements. Reinsurance transactions provided an aggregate of approximately $
870
million of PMIERs capital credit as of December 31, 2019.
International insurance subsidiaries—statutory financial information
Our international insurance subsidiaries also prepare financial statements in accordance with local regulatory requirements. Our international insurance subsidiaries do not have any material accounting practices that differ from local regulatory requirements. As of December 31, 2019 and 2018, combined local statutory capital and surplus of our international insurance subsidiaries was $1.2 billion and $1.4 billion, respectively. Combined local statutory net income included in continuing operations for our international insurance subsidiaries was $87 million, $57 million and $124 million for the years ended December 31, 2019, 2018 and 2017, respectively. The regulatory authorities in these international jurisdictions generally establish supervisory solvency requirements. Our international insurance subsidiaries had combined surplus levels that exceeded local solvency requirements by $384 million and $462 million as of December 31, 2019 and 2018, respectively.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Guarantees of obligations
In addition to the
commitments
discussed in note 21, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees was $5 million and $6 million as of December 31, 2019 and 2018, respectively. Genworth Financial and Genworth Holdings also
previously provided a joint and several limited guarantee to Rivermont I related to a reinsurance agreement between
Rivermont I
and
GLAIC
. On December 1, 2019, the
in-force
business ceded to Rivermont I was recaptured and the
associated
joint and several limited guarantee was terminated.
 Concurrent with the termination, the cash restriction associated with this limited guarantee was withdrawn.
As of December 31, 2018, the restricted cash balance associated with this former guarantee was $16 million.

Genworth Holdings provides capital support of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to fund claims to support its mortgage insurance business in Mexico. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.
Genworth Holdings also provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee is now limited to the payment of valid claims on policies in-force
prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2019, the risk in-force
of the business subject to the guarantee was approximately $1.4 billion.
(19) Segment Information
(a) Operating Segment Information
We have the following four operating business segments: U.S. Mortgage Insurance; Australia Mortgage Insurance; U.S. Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of products which have not been actively sold since 2011
).

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
On December 22, 2017, the TCJA was signed into law. The TCJA reduced the U.S. corporate federal income tax rate to 21% effective for taxable years beginning on January 1, 2018 and migrated the worldwide tax system to a territorial international tax system. Therefore, beginning on January 1, 2018 we tax our international businesses at their local jurisdictional tax rates and our domestic businesses at the U.S. corporate federal income tax rate of 21%. Our segment tax methodology applies the respective jurisdictional or domestic tax rate to the pre-tax income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign withholding taxes and permanent differences between U.S. GAAP and local tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
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
In 2019, we revised how we tax the adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to align the tax rate used in the reconciliation to each segment’s local jurisdictional tax rate. Beginning in 2019, we used a tax rate of 30% for our Australia Mortgage Insurance segment to tax effect its adjustments. Our domestic segments remain at a 21% tax rate. In 2018 and 2017, we assumed a flat 21% and 35% tax rate, respectively, on adjustments for all of our segments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Genworth Financial, Inc.’s common stockholders. These adjustments are also net of the portion attributable to noncontrolling interests and net investment gains (losses) are adjusted for DAC and other intangible amortization and certain benefit reserves.
Prior year amounts have not been
re-presented
to reflect this revised presentation; however, the previous methodology would not have resulted in a materially different segment-level adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.
In 2019, 2018 and 2017, we recorded a
pre-tax
expense of $4 million, $2 million and $1 million, respectively, related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses.
There were
no
infrequent or unusual items excluded from adjuste
d operating income (loss)

during the periods presented other than fees incurred in 2018 related to
Genworth
Holdings’ bond consent solicitation of

$
6

million for broker, advisor and investment banking fees
.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following is a summary of our segments and Corporate and

Other activities as

of or for the years ended December 31:

2019	U.S. Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$856	$312	$2,861	$—	$8	$4,037
Net investment income	117	55	2,852	187	9	3,220
Net investment gains (losses)	1	23	82	(25)	(31)	50
Policy fees and other income	4	—	643	140	2	789

Total revenues	978	390	6,438	302	(12)	8,096

Benefits and other changes in policy reserves	50	104	4,979	27	3	5,163
Interest credited	—	—	419	158	—	577
Acquisition and operating expenses, net of deferrals	191	69	604	52	46	962
Amortization of deferred acquisition costs and intangibles	15	33	372	18	3	441
Interest expense	—	8	17	—	214	239

Total benefits and expenses	256	214	6,391	255	266	7,382

Income (loss) from continuing operations before income taxes	722	176	47	47	(278)	714
Provision (benefit) for income taxes	153	53	34	8	(53)	195

Income (loss) from continuing operations	569	123	13	39	(225)	519
Income from discontinued operations, net of taxes	—	—	—	—	11	11

Net income (loss)	569	123	13	39	(214)	530
Less: net income from continuing operations attributable to noncontrolling interests	—	64	—	—	—	64
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	123	123

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$569	$59	$13	$39	$(337)	$343

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$569	$59	$13	$39	$(225)	$455
L oss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	—	(112)	(112)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$569	$59	$13	$39	$(337)	$343

Segment assets	$4,504	$2,406	$81,640	$9,953	$2,839	$101,342
Assets held for sale related to discontinued operations	—	—	—	—	—	—

Total assets	$4,504	$2,406	$81,640	$9,953	$2,839	$101,342

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31,

2019, 2018 and 2017

2018	U.S. Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$746	$373	$2,867	$—	$8	$3,994
Net investment income	93	67	2,781	174	6	3,121
Net investment gains (losses)	—	(15)	29	(33)	10	(9)
Policy fees and other income	2	2	641	153	(3)	795

Total revenues	841	427	6,318	294	21	7,901

Benefits and other changes in policy reserves	36	110	5,416	39	5	5,606
Interest credited	—	—	461	150	—	611
Acquisition and operating expenses, net of deferrals	169	65	584	57	68	943
Amortization of deferred acquisition costs and intangibles	14	43	257	33	1	348
Interest expense	—	9	16	—	231	256

Total benefits and expenses	219	227	6,734	279	305	7,764

Income (loss) from continuing operations before income taxes	622	200	(416)	15	(284)	137
Provision (benefit) for income taxes	132	60	(68)	2	(56)	70

Income (loss) from continuing operations	490	140	(348)	13	(228)	67
Income from discontinued operations, net of taxes	—	—	—	—	230	230

Net income (loss)	490	140	(348)	13	2	297
Less: net income from continuing operations attributable to noncontrolling interests	—	70	—	—	—	70
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	108	108

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$490	$70	$(348)	$13	$(106)	$119

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$490	$70	$(348)	$13	$(228)	$(3)
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	—	122	122

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$490	$70	$(348)	$13	$(106)	$119

Segment assets	$3,583	$2,534	$79,799	$9,963	$29	$95,908
Assets held for sale related to discontinued operations	—	—	—	—	5,015	5,015
Total assets	$3,583	$2,534	$79,799	$9,963	$5,044	$100,923

29
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

2017	U.S. Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$695	$(140)	$2,922	$—	$8	$3,485
Net investment income	73	75	2,755	160	3	3,066
Net investment gains (losses)	—	25	134	16	(38)	137
Policy fees and other income	4	—	660	163	(2)	825

Total revenues	772	(40)	6,471	339	(29)	7,513

Benefits and other changes in policy reserves	107	109	4,880	26	3	5,125
Interest credited	—	—	506	140	—	646
Acquisition and operating expenses, net of deferrals	165	67	572	61	92	957
Amortization of deferred acquisition costs and intangibles	14	24	328	24	2	392
Interest expense	—	9	13	2	242	266

Total benefits and expenses	286	209	6,299	253	339	7,386

Income (loss) from continuing operations before income taxes	486	(249)	172	86	(368)	127
Provision (benefit) for income taxes	175	(90)	60	25	(576)	(406)

Income (loss) from continuing operations	311	(159)	112	61	208	533
Income from discontinued operations, net of taxes	—	—	—	—	394	394

Net income (loss)	311	(159)	112	61	602	927
Less: net loss from continuing operations attributable to noncontrolling interests	—	(80)	—	—	—	(80)
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	190	190

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$311	$(79)	$112	$61	$412	$817

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$311	$(79)	$112	$61	$208	$613
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	—	204	204

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$311	$(79)	$112	$61	$412	$817

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
(b) Revenues of Major Product Groups
The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Revenues:
U.S. Mortgage Insurance segment	$978	$841	$772
Australia Mortgage Insurance segment	390	427	(40)
U.S. Life Insurance segment:
Long-term care insurance	4,385	4,197	4,062
Life insurance	1,444	1,430	1,591
Fixed annuities	609	691	818

U.S. Life Insurance segment	6,438	6,318	6,471

Runoff segment	302	294	339
Corporate and Other activities	(12)	21	(29)

Total revenues	$8,096	$7,901	$7,513

(c) Reconciliations
The following tables present the reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Net income available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817
Add: net income (loss) from continuing operations attributable to noncontrolling interests	64	70	(80)
Add: net income from discontinued operations attributable to noncontrolling interests	123	108	190

Net income	530	297	927
Income from discontinued operations, net of taxes	11	230	394

Income from continuing operations	519	67	533
Less: net income (loss) from continuing operations attributable to noncontrolling interests	64	70	(80)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	455	(3)	613
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(50)	(10)	(128)
Expenses related to restructuring	4	2	1
Fees associated with bond consent solicitation	—	6	—
Taxes on adjustments	11	—	44

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$420	$(5)	$530

(1)
For the years ended December 31, 2019, 2018 and 2017, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(11) million, $(
12
) million and $(
3
) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $11 million, $(
7
) million and $12 million, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

(Amounts in millions)	2019	2018	2017
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$568	$490	$311
Australia Mortgage Insurance segment	51	76	(88)
U.S. Life Insurance segment:
Long-term care insurance	57	(348)	59
Life insurance	(181)	(107)	(79)
Fixed annuities	69	79	42

U.S. Life Insurance segment	(55)	(376)	22

Runoff segment	56	35	51
Corporate and Other activities	(200)	(230)	234

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$420	$(5)	$530

(d) Geographic Segment Information
We conduct our operations in the following geographic regions: (1) United States (2) Australia and (3) Other Countries.
The following is a summary of geographic region activity as of or for the years ended December 31:

2019
(Amounts in millions)	United States	Australia	Other Countries	Total International	Total
Total revenues	$7,697	$390	$9	$399	$8,096

Income (loss) from continuing operations	$398	$123	$(2)	$121	$519

Net income	$398	$123	$9	$132	$530

Segment assets	$98,881	$2,406	$55	$2,461	$101,342
Assets held for sale related to discontinued operations	$—	$—	$—	$—	$—

Total assets	$98,881	$2,406	$55	$2,461	$101,342

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

2018
(Amounts in millions)	United S tates	Australia	Other Countries	Total International	Total
Total revenues	$7,465	$427	$9	$436	$7,901

Income (loss) from continuing operations	$(69)	$140	$(4)	$136	$67

Net income (loss)	$(69)	$140	$226	$366	$297

Segment assets	$93,319	$2,534	$55	$2,589	$95,908
Assets held for sale related to discontinued operations	$—	$—	$5,015	$5,015	$5,015

Total assets	$93,319	$2,534	$5,070	$7,604	$100,923

2017
(Amounts in millions)	United States	Australia	Other Countries	Total International	Total
Total revenues	$7,544	$(40)	$9	$(31)	$7,513

Income (loss) from continuing operations	$695	$(159)	$(3)	$(162)	$533

Net income (loss)	$695	$(159)	$391	$232	$927

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
(20) Quarterly Results of Operations (unaudited)
Our unaudited quarterly results of operations for the year ended December 31, 2019 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$2,044	$1,994	$2,020	$2,038

Total benefits and expenses (1)	$1,807	$1,770	$1,848	$1,957

Income from continuing operations (2)	$168	$158	$138	$55

Income (loss) from discontinued operations, net of taxes (3)	$62	$60	$(80)	$(31)

Net income (2), (3)	$230	$218	$58	$24

Net income from continuing operations attributable to noncontrolling interests	$20	$15	$10	$19

Net income from discontinued operations attributable to noncontrolling interests	$36	$35	$30	$22

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$174	$168	$18	$(17)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$148	$143	$128	$36
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	26	25	(110)	(53)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$174	$168	$18	$(17)

Income from continuing operations available to Genworth Financial, Inc .’s common stockholders per share:
Basic	$0.29	$0.29	$0.25	$0.07

Diluted	$0.29	$0.28	$0.25	$0.07

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$0.33	$0.04	$(0.03)

Diluted	$0.34	$0.33	$0.04	$(0.03)

Weighted-average common shares outstanding:
Basic	501.2	503.4	503.5	503.5
Diluted	508.6	508.7	511.2	510.4

(1)
Our life insurance business completed its annual review of assumptions in the fourth quarter of 2019, which resulted in higher total benefits and expenses of $145 million from an
unf
a
vorable
unlocking in our universal and term universal life insurance products driven mostly by the low er
interest rate environment.

(2)
In the fourth quarter of 2019, our life insurance business recorded $139 million of unfavorable charges, net of taxes, primarily
related to its annual review of assumptions in our universal and term universal life insurance products, as described above. This unfavorable unlocking in our life insurance business was partially offset by favorable adjustments in our U.S. mortgage insurance business, including a favorable update of
$11
million, net of taxes, in connection with a review of its single premium earnings pattern and a favorable reserve adjustment of
$10
million, net of taxes.

(3)
In the fourth quarter of 2019, we recorded an
after-tax
loss of approximately $110
 million principally in connection with pending litigation involving our former lifestyle protection insurance business. See note 21 for additional information related to asserted claims regarding the sale of our lifestyle protection insurance business. We completed the sale of Genworth Canada on December 12, 2019 and recorded an incremental gain of $43 million in the fourth quarter of 2019 predominantly related to a favorable tax position refinement. In addition, during the fourth quarter of 2019 through the sale closing date of December 12, 2019, we recorded $36 million of income from discontinued operations attributed to Genworth Canada.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Our unaudited quarterly results of operations for the year ended December 31, 2018 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$1,957	$2,007	$1,952	$1,985

Total benefits and expenses (1)	$1,839	$1,741	$1,817	$2,367

Income (loss) from continuing operations (2)	$82	$153	$105	$(273)

Income (loss) from discontinued operations, net of taxes (3)	$83	$96	$105	$(54)

Net income (loss) (2)	$165	$249	$210	$(327)

Net income from continuing operations attributable to noncontrolling interests	$17	$27	$18	$8

Net income (loss) from discontinued operations attributable to noncontrolling interests (4)	$36	$32	$46	$(6)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (2)	$112	$190	$146	$(329)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$65	$126	$87	$(281)
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	47	64	59	(48)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$112	$190	$146	$(329)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.13	$0.25	$0.17	$(0.56)

Diluted	$0.13	$0.25	$0.17	$(0.56)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.22	$0.38	$0.29	$(0.66)

Diluted	$0.22	$0.38	$0.29	$(0.66)

Weighted-average common shares outstanding:
Basic	499.6	500.6	500.7	500.8
Diluted (5)	502.7	502.6	503.3	500.8

(1)	Our long-term care insurance business completed its annual review of claim reserves in the fourth quarter of 2018, which resulted in higher total benefits and expenses of $291 million driven mostly by updates to several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions
. Also in our long-term care insurance business, we refined our estimate of unreported policy

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

t
erminations, which resulted in an unfavorable reserve adjustment of $36 million in 2018. Our life insurance business completed its annual review of assumptions in the fourth quarter of 2018, which resulted in higher total benefits and expenses of $108 million in our universal and term universal life insurance products driven mostly by lower expected growth in interest rates and emerging mortality experience primarily in our term universal life insurance product.

(2)	In the fourth quarter of 2018, our long-term care insurance business recorded a $230 million unfavorable adjustment, net of taxes, related to its annual review of claim reserves, as described above. In addition, our long-term care insurance business recorded a $28 million unfavorable reserve adjustment, net of taxes, related to a refined estimate of unreported policy terminations. Our life insurance business recorded an unfavorable adjustment, net of taxes, of $91 million resulting from its annual review of assumptions, as described above.

(3)	Includes net investment losses of $107 million recorded in the fourth quarter of 2018 in our Canada mortgage insurance business reported as discontinued operations. These losses were primarily related to derivative losses on foreign currency swaps and forwards, and losses on preferred equity securities primarily driven by a decrease in interest rates in Canada during the fourth quarter of 2018.

(4)	Our Canada mortgage insurance business, reported as discontinued operations, recorded net investment losses, net of taxes, of $107 million, of which the amount attributable to noncontrolling interests was $45 million, net of taxes.

(5)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended December 31, 2018, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended December 31, 2018, as the inclusion of shares for stock options, RSUs and SARs of 7.6 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended December 31, 2018, dilutive potential weighted-average common shares outstanding would have been 508.4 million.

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
Years Ended December 31, 2019, 2018 and 2017
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
. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the
C
ourt may deem proper. The amended consolidated complaint also adds Genworth’s current chief financial officer as a defendant, based on the current chief financial officer’s alleged conduct in her former capacity as Genworth’s controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016. Thereafter, plaintiffs filed a substantially similar second amended complaint which we moved to dismiss on September 16, 2016. The motion is fully briefed and awaiting disposition by the
C
ourt. The action is stayed pending the completion of the proposed China Oceanwide transaction.
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
The complaint alleges that Genworth’s board of directors wrongfully refused plaintiff’s demand to commence litigation on behalf of Genworth and asserts claims for breaches of fiduciary duties, waste, contribution and indemnification, and unjust enrichment concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business, and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the
C
ourt may deem proper. We filed a motion to dismiss on November 14, 2016. The action is stayed pending the completion of the proposed China Oceanwide transaction.
In December 2017, GFIH and Genworth Financial were named as defendants in an action captioned
AXA S.A. v. Genworth Financial International Holdings, LLC et al.,
in the High Court of Justice, Business and Property Courts of England and Wales. In the action, AXA initially sought in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited (“FICL”) and Financial Assurance Company Limited

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
(“FACL”), relating to alleged remediation it has paid to customers who purchased payment protection insurance

(“PPI”).
In February 2018, we served a Particulars of Defence and counterclaim against AXA, and also served other counterclaims against various parties, including Santander Cards UK Limited (“Santander”), alleging that Santander is responsible for any remediation paid to
PPI
customers. AXA and Santander applied to the
C
ourt for orders dismissing or staying the counterclaims. A hearing on those applications was held in October 2018, and the
C
ourt dismissed our counterclaims. On November 15, 2018, AXA amended its claim and updated its demand to £237 million. We filed our amended Particulars of Defence and amended counterclaim on December 13, 2018, seeking, among other forms of relief, a declaration that in the event we make any payment to AXA pursuant to the indemnity, we are subrogated to FICL’s and FACL’s rights against Santander with respect to those amounts. On February 25, 2019, AXA amended its claim and updated its demand to £265 million. The
C
ourt held a case management conference and hearing on February 26, 2019. Santander, FICL and FACL consented to be joined as parties to the proceedings and consented to allow Genworth to amend its pleadings to include the subrogation declarations to reflect the additional parties. On March 29, 2019, AXA, FICL, FACL and Santander filed their respective responses to our amended counterclaim. On June 21, 2019, we filed an application to address certain deficiencies in AXA’s discovery production. On July 18, 2019, we reached an agreement with AXA and Santander regarding our discovery application.
 T
he hearing on liability and subrogation matters concluded on November 12, 2019. On December 6, 2019, the Court issued its judgment, ruling in AXA’s favor with respect to its claim against Genworth for 90% of AXA’s payment of PPI mis-selling
losses. The Court further ruled, among other matters, that Genworth is not entitled to be subrogated to the rights of FICL/FACL against Santander or require AXA to assert reasonable defenses with respect to PPI mis-selling
claims. As of December 31, 2019 and in connection with the Court’s ruling, we accrued a contingent liability of approximately $143 million, including associated lawyer fees and expenses. In January 2020, we made an interim
 payment to AXA for approximately $134 million. See note 24 for additional details related to the sale of our lifestyle protection insurance business and amounts recorded related to income (loss) from discontinued operations. On January 10, 2020, Genworth applied to the English Court of Appeal (Civil Division) for permission to appeal certain aspects of the December 6, 2019 judgment including, among other matters, the Court’s determination that Genworth is not entitled to be subrogated to the rights of FICL/FACL against Santander or require AXA to assert reasonable defenses with respect to PPI mis-selling
claims. The damages hearing has been postponed and is now scheduled to commence on June 15, 2020. Although AXA’s current amended and updated demand is for £265 million, AXA also alleges, as previously disclosed, that it is incurring losses on an ongoing basis and therefore that further significantly larger sums will be demanded. To date, AXA has submitted to us invoices claiming aggregate losses of approximately $560 million, of
which $134 million

was paid in January 2020
. In the event AXA amends its claim to demand any such amounts or different amounts, the actual losses to which AXA may be entitled will need to be demonstrated as part of the damages hearing, and any claimed amounts may increase further, including as a result of claimed entitlements to an approximate 20% tax gross up for a total possible additional loss of $120 million or more. At this time, we are uncertain of the ultimate outcome of our appeal and the damages hearing, therefore, we are unable to estimate any additional loss, or amounts that may be due or demanded under Court ruling. We intend to continue to vigorously defend this action.

In September 2018, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the
C
ourt of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate
C
ourt decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on

July 3, 2019. Plaintiff’s appeal and our cross-appeal
are
now fully briefed and waiting for disposition by the Eleventh Circuit. We intend to continue to vigorously defend the dismissal of this action
.
In September 2018,
Genworth
Financial,
Genworth
Holdings,
Genworth
North America Corporation, GFIH and GLIC were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned
Richard F.
Burkhart
, William E. Kelly, Richard S.
Lavery
, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v.
Genworth
et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion seeking to prevent proceeds that GFIH expect ed
 to receive from the
then
planned sale of its shares in
Genworth
 Canada from being transferred out of GFIH. On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief from their August 7, 2019 motion with an exception that allowed GFIH to transfer $450 million of expected proceeds from the sale of
Genworth
Canada through a dividend to Genworth Holdings to allow the pay off of a senior secured term loan facility dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019, and plaintiffs’ motion was denied.

On Januar
y
 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividend
s
 GLIC

paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to plaintiffs’ claims). The Court denied
the balance of the motion to dismiss
 leaving a claim relating to $15 million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. We intend to continue to vigorously defend this action
.
In January 2019, Genworth Financial and GLIC were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Jerome Skochin, Susan Skochin, and Larry Huber, individually and on behalf of all other persons similarly situated v. Genworth Financial, Inc. and Genworth Life Insurance Company
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that Genworth made misleading and inadequate disclosures regarding premium increases

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
for long-term care insurance policies. The complaint asserts claims for breach of contract, fraud, fraudulent inducement and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (on behalf of the two named plaintiffs who are Pennsylvania residents), and seeks damages (including statutory treble damages under Pennsylvania law) in excess of $5 million. On March 12, 2019, we moved to dismiss plaintiffs’ complaint. On March 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on April 1, 2019. In July 2019, the
C
ourt heard oral arguments on our motion to dismiss. On August 29, 2019, the Court issued an order granting our motion to dismiss the claim with regard to breach of contract, but denied our motion with regard to fraudulent omission, fraudulent inducement and violation of the Pennsylvania Unfair Trade Practices and Consumer Protection law. On September 20, 2019, plaintiffs filed an amended complaint, dropping Genworth Financial as a defendant and reducing their causes of action from four counts to two: fraudulent inducement by omission and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (on behalf of the two named plaintiffs who are Pennsylvania residents). The parties engaged in a mediation process and, on October 22, 2019, reached an agreement in principle to settle this matter on a nationwide basis.

On January 15, 2020, the Court preliminarily approved the settlement and set the final approval hearing for July 10, 2020. Based on the Court’s preliminary approval of the settlement, we do not anticipate the result to have a material
adverse
impact on our results of operations or financial position.
If the court does not approve the final settlement, we intend to continue to vigorously defend this action
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
(b) Commitments
As of December 31, 2019, we were committed to fund $976 million in limited partnership investments, $30 million in U.S. commercial mortgage loan investments and $39 million in private placement investments. As of December 31, 2019, we were also committed to fund $52 million of bank loan investments which had not yet been drawn.
In connection with the issuance of
non-recourse
funding obligations by Rivermont I, Genworth previously entered into a liquidity commitment agreement with Rivermont I and a third-party trust which issued the floating rate notes. The liquidity agreement required Genworth to establish a line of credit facility in 2040 for the benefit of the trust and required at the note maturity date, that Genworth loan the trust any liquidity commitment amounts. In January 2020, Rivermont I redeemed all of its $315 million of outstanding non-recourse
funding obligations due in 2050 and the liquidity commitment agreement was terminated.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
(22) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2019	$595	$1,781	$(332)	$2,044
OCI before reclassifications	910	331	487	1,728
Amounts reclassified from (to) OCI	(62)	(110)	—	(172)

Current period OCI	848	221	487	1,556

Balances as of December 31, 2019 before noncontrolling interests	1,443	2,002	155	3,600
Less: change in OCI attributable to noncontrolling interests	(13)	—	180	167

Balances as of December 31, 2019	$1,456	$2,002	$(25)	$3,433

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.

(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2018	$1,085	$2,065	$(123)	$3,027
Cumulative effect of changes in accounting	164	14	(47)	131
OCI before reclassifications	(653)	(194)	(301)	(1,148)
Amounts reclassified from (to) OCI	(18)	(104)	—	(122)

Current period OCI	(671)	(298)	(301)	(1,270)

Balances as of December 31, 2018 before noncontrolling interests	578	1,781	(471)	1,888
Less: change in OCI attributable to noncontrolling interests	(17)	—	(139)	(156)

Balances as of December 31, 2018	$595	$1,781	$(332)	$2,044

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.

(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2017	$1,262	$2,085	$(253)	$3,094
OCI before reclassifications	(84)	38	251	205
Amounts reclassified from (to) OCI	(102)	(58)	—	(160)

Current period OCI	(186)	(20)	251	45

Balances as of December 31, 2017 before noncontrolling interests	1,076	2,065	(2)	3,139
Less: change in OCI attributable to noncontrolling interests	(9)	—	121	112

Balances as of December 31, 2017	$1,085	$2,065	$(123)	$3,027

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.

(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance in the charts above included $(4) million, $(2) million and $(13) million, respectively, net of taxes of $1 million, $1 million and $6 million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2019, 2018 and 2017. The balance also included taxes of $22 million, $(45) and $— million, respectively, related to foreign currency translation adjustments as of December 31, 2019, 2018 and 2017. These balances include the impact of adopting new accounting guidance related to stranded tax effects.
The following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the
	Years ended December 31,			consolidated statements
(Amounts in millions)	2019	2018	2017	of income
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(79)	$(23)	$(157)	Net investment (gains) losses
B enefit for income taxes	17	5	55	Provision ( benefit ) for income taxes

Total	$(62)	$(18)	$(102)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(164)	$(153)	$(131)	Net investment income
Interest rate swaps hedging assets	(6)	(9)	(8)	Net investment (gains) losses
B enefit for income taxes	60	58	81	Provision ( benefit ) for income taxes

Total	$(110)	$(104)	$(58)

(1)	Amounts exclude adjustments to DAC, PVFP, sales inducements and benefit reserves.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

(23) Noncontrolling Interests
Australia
In May 2014, Genworth Australia, a holding company for our Australian mortgage insurance business, completed an IPO of its ordinary shares and we beneficially owned 66.2% of the ordinary shares of Genworth Australia through subsidiaries.
I
n May 2015, we sold 92.3 million
of our shares in Genworth Australia and we beneficially owned approximately 52.0%
of the ordinary shares of Genworth Australia through subsidiaries
.
In February 2019, Genworth Australia announced its intention to commence an on-market
share
buy-back
program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 25 million of its shares for AUD$64 million. As the majority shareholder, we participated in on-market
sales transactions during the
buy-back
period to maintain our ownership position of approximately 52.0% and received $23 million in cash. In lieu of continuing with further share buy-backs
under this program, Genworth Australia paid an unfranked special dividend of AUD$0.219 per share in the third quarter of 2019, part of which constituted the remaining AUD$36 million of the buy-back
program. In November 2019,
Genworth Australia completed a further capital management initiative via an unfranked special dividend of
AUD$0.242 per share, which represented an aggregate distribution of approximately AUD$100 million.
In May 2018, Genworth Australia announced its intention to commence an on-market
share
buy-back
program for shares up to a maximum aggregate amount of
AUD$100
million. Pursuant to the program, Genworth Australia repurchased approximately 36
million of its shares for
AUD$100
million. As the majority shareholder, we participated in
on-market
sales transactions during the
buy-back
period to maintain our ownership position and
received $37 million in cash.
In August 2017, Genworth Australia announced its intention to commence an on-market
share
buy-back
program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth Australia repurchased approximately 17 million of its shares for AUD$51 million in 2017. As the majority shareholder, we participated in on-market
sales transactions during the
buy-back
period to maintain our ownership position and received $20 million in cash. In February 2018, Genworth Australia completed its share repurchases under this program, repurchasing approximately 19 million of its shares for AUD$49 million. We participated in on-market
sales transactions to maintain our ownership position and received $20 million in cash.
In 2019, 2018 and 2017, dividends of $87 million, $40 million and $53 million, respectively, were paid to the noncontrolling interests of Genworth Australia.
Canada
Prior to the sale of Genworth Canada on December 12, 2019, we held approximately 57% of its common shares on a consolidated basis through subsidiaries and accounted for the portion attributable to noncontrolling interests as a component of total equity. Upon sale closing, we deconsolidated Genworth Canada, which included removing the carrying value of ownership interest attributable to noncontrolling interests of $1.3 billion from total equity in our consolidated balance sheet as of December 31, 2019.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

(24) Sale of Businesses
Canada mortgage insurance business
On December 12, 2019,
we completed the sale of Genworth Canada to Brookfield and received approximately $1.7
billion in net cash proceeds. In the fourth quarter of 2019 and prior to sale closing, we also received a special dividend of approximately $
54

million from Genworth Canada. This special dividend reduced the sales price on a per purchased share basis by
CAD$
1.45
per common share. During 2019, we recognized an
after-tax
loss on sale
of $
121
million principally driven by cumulative losses on foreign currency translation adjustments and deferred tax losses, partially offset by unrealized investment gains. These amounts, which were previously recorded in accumulated other comprehensive income, were recognized as part of the loss on sale.
The following table provides a summary of the loss on sale recorded in connection with the disposition of Genworth Canada for the year ended December 31, 2019
:

(Amounts in millions)
Net cash proceeds	$1,736
Add: carrying value of noncontrolling interests (1)	1,417

Total adjusted consideration (2)	3,153
Carrying value of the disposal group before accumulated other comprehensive loss	3,022
Add: total accumulated other comprehensive loss of disposal group (3)	325

Total adjusted carrying value of the disposal group	3,347
Pre-tax loss on sale	(194)
Tax benefit on sale	73

After-tax loss on sale	$(121)

(1)	In accordance with accounting guidance on the deconsolidation of a subsidiary or group of assets, the carrying amount of any noncontrolling interests in the subsidiary sold (adjusted to reflect amounts in accumulated other comprehensive income (loss) recognized upon final disposition) is added to the total fair value of the consideration to be received.

(2)	Represents the aggregate of the net cash proceeds received upon sale closing plus the adjusted carrying amount of noncontrolling interests in the subsidiary sold.

(3)	Consists primarily of cumulative losses on foreign currency translation adjustments of $369 million
and deferred tax losses
 of $71 million
, partially offset by unrealized investment gains
 of $115 million
.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The assets and liabilities held for sale related to Genworth Canada were segregated in our consolidated balance sheets until deconsolidation, which occurred on December 12, 2019, the sale closing date.
The major asset and liability categories of Genworth Canada were as follows as of December 31:

(Amounts in millions)	2019	2018
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$4,072
Equity securities, at fair value	—	380
Other invested assets	—	116

Total investments	—	4,568
Cash, cash equivalents and restricted cash	—	203
Accrued investment income	—	30
Deferred acquisition costs	—	121
Intangible assets and goodwill	—	14
Other assets	—	79

Assets held for sale related to discontinued operations	$—	$5,015

Liabilities
Liability for policy and contract claims	$—	$84
Unearned premiums	—	1,533
Other liabilities	—	154
Long-term borrowings	—	318
Deferred tax liability	—	23

Liabilities held for sale related to discontinued operations	$—	$2,112

Deferred tax assets and liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in assets or liabilities of continuing operations and not reflected in assets or liabilities held for sale related to discontinued operations.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
A summary of operating results related to
Genworth Canada reported as
discontinued operations were as follows for the years ended December

31:

(Amounts in millions)	2019	2018	2017
Revenues:
Premiums	$466	$525	$519
Net investment income	132	141	134
Net investment gains (losses)	(13)	(137)	128
Policy fees and other income	—	—	1

Total revenues	585	529	782

Benefits and expenses:
Benefits and other changes in policy reserves	79	78	54
Acquisition and operating expenses, net of deferrals	64	54	65
Amortization of deferred acquisition costs and intangibles	39	43	43
Interest expense (1)	50	43	18

Total benefits and expenses	232	218	180

Income before income taxes and loss on sale (2)	353	311	602
Provision for income taxes	111	81	199

Income before loss on sale	242	230	403
Loss on sale, net of taxes	(121)	—	—

Income from discontinued operations, net of taxes	121	230	403

Less: net income from discontinued operations attributable to noncontrolling interests	123	108	190

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$(2)	$122	$213

(1)
Interest on debt assumed by Brookfield and interest on debt that was repaid as a result of the sale of Genworth Canada was allocated and reported in discontinued operations. The Term Loan, owed by Genworth Holdings and secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares, was repaid in connection with the close of the Genworth Canada sale. Accordingly, interest expense related to the Term Loan of $34 million, $25 million and $— million for the years ended December 31, 2019, 2018 and 2017, respectively, was allocated and reported in discontinued operations.

(2)	The years ended December 31, 2019, 2018 and 2017 include
pre-tax
income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $186 million, $167 million and $344 million, respectively.

Lifestyle protection insurance
On December 1, 2015, we completed the sale of our lifestyle protection insurance business. In the fourth quarter of 2019, we recorded an after-tax
loss of approximately
$110
million primarily in connection with pending litigation involving two insurance companies that were part of the sale of the lifestyle protection insurance business to AXA. This amount is included in income (loss) from discontinued operations for the year ended December 31, 2019. See note 21 for additional details related to asserted claims regarding the sale of our lifestyle protection insurance business. In 2017, we recorded an additional after-tax loss of $9 million primarily related to an adjustment of certain claims previously included in discontinued operations and tax items. We

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
retained liabilities for certain claims, taxes and sales practices that occurred while we owned the lifestyle protection insurance business. We have established our current best estimates for these liabilities where we are able to estimate; however, there may be future adjustments to these estimates, including additional

contingent
liabilities, which are not currently recorded. If the amounts are recorded, it would result in the establishment of a liability and a loss recognized in income (loss) from discontinued operations
.
(25) Condensed Consolidating Financial Information
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
The condensed consolidating financial information presents the condensed consolidating balance sheet information as of December 31, 2019 and 2018 and the condensed consolidating income statement information, condensed consolidating comprehensive income statement information and condensed consolidating cash flow statement information for the years ended December 31, 2019, 2018 and 2017.
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
In November 2019, in connection with but prior to the closing of the Genworth Canada sale, we completed an internal reorganization whereby Genworth Financial contributed 100% of its ownership interest in Genworth Mortgage Holdings, Inc. (“GMHI”) to Genworth Holdings. As a result of this contribution, Genworth Holdings now owns 100% of GMHI, which owns 100% of the issued and outstanding voting securities of our U.S. mortgage insurance companies, including GMICO. Accordingly, Genworth Holdings reflected its investment in GMHI in the condensed consolidating financial information as of and for the y
e
ar ended December 31, 2019 in accordance with the equity method of accounting described above.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the condensed consolidating balance sheet information as of December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$60,539	$(200)	$60,339
Equity securities, at fair value	—	—	239	—	239
Commercial mortgage loans ($47 are restricted related to a securitization entity)	—	—	6,963	—	6,963
Policy loans	—	—	2,058	—	2,058
Other invested assets	—	71	1,561	—	1,632
Investments in subsidiaries	14,079	15,090	—	(29,169)	—

Total investments	14,079	15,161	71,360	(29,369)	71,231
Cash, cash equivalents and restricted cash	—	1,461	1,880	—	3,341
Accrued investment income	—	—	657	(3)	654
Deferred acquisition costs	—	—	1,836	—	1,836
Intangible assets and goodwill	—	—	201	—	201
Reinsurance recoverable	—	—	17,103	—	17,103
Other assets	4	48	392	(1)	443
Intercompany notes receivable	119	132	—	(251)	—
Deferred tax assets	13	821	(409)	—	425
Separate account assets	—	—	6,108	—	6,108

Total assets	$14,215	$17,623	$99,128	$(29,624)	$101,342

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$40,384	$—	$40,384
Policyholder account balances	—	—	22,217	—	22,217
Liability for policy and contract claims	—	—	10,958	—	10,958
Unearned premiums	—	—	1,893	—	1,893
Other liabilities	30	99	1,438	(5)	1,562
Intercompany notes payable	—	319	132	(451)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,137	140	—	3,277
Separate account liabilities	—	—	6,108	—	6,108

Total liabilities	30	3,555	83,581	(456)	86,710

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,990	12,761	18,431	(31,192)	11,990
Accumulated other comprehensive income (loss)	3,433	3,433	3,474	(6,907)	3,433
Retained earnings	1,461	(2,126)	(7,108)	9,234	1,461
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,185	14,068	14,800	(28,868)	14,185
Noncontrolling interests	—	—	747	(300)	447

Total equity	14,185	14,068	15,547	(29,168)	14,632

Total liabilities and equity	$14,215	$17,623	$99,128	$(29,624)	$101,342

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the condensed consolidating balance sheet information as of December 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$55,789	$(200)	$55,589
Equity securities, at fair value	—	—	275	—	275
Commercial mortgage loans ($62 are restricted related to a securitization entity)	—	—	6,749	—	6,749
Policy loans	—	—	1,861	—	1,861
Other invested assets	—	86	988	(2)	1,072
Investments in subsidiaries	12,570	11,462	—	(24,032)	—

Total investments	12,570	11,548	65,662	(24,234)	65,546
Cash, cash equivalents and restricted cash	—	429	1,545	—	1,974
Accrued investment income	—	—	649	(4)	645
Deferred acquisition costs	—	—	3,142	—	3,142
Intangible assets and goodwill	—	—	333	—	333
Reinsurance recoverable	—	—	17,278	—	17,278
Other assets	15	62	318	—	395
Intercompany notes receivable	—	180	6	(186)	—
Deferred tax assets	14	907	(185)	—	736
Separate account assets	—	—	5,859	—	5,859
Assets held for sale related to discontinued operations	—	—	5,015	—	5,015

Total assets	$12,599	$13,126	$99,622	$(24,424)	$100,923

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$37,940	$—	$37,940
Policyholder account bal ances	—	—	22,968	—	22,968
Liability for policy and contract claims	—	—	10,295	—	10,295
Unearned premiums	—	—	2,013	—	2,013
Other liabilities	27	97	1,412	(7)	1,529
Intercompany notes payable	122	207	57	(386)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,567	140	—	3,707
Separate account liabilities	—	—	5,859	—	5,859
Liabilities held for sale related to discontinued operations	—	—	2,112	—	2,112

Total liabilities	149	3,871	83,107	(393)	86,734

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,987	9,095	18,425	(27,520)	11,987
Accumulated other comprehensive income (loss)	2,044	2,144	2,060	(4,204)	2,044
Retained earnings	1,118	(1,984)	(6,012)	7,996	1,118
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,450	9,255	14,476	(23,731)	12,450
Noncontrolling interests	—	—	2,039	(300)	1,739

Total equity	12,450	9,255	16,515	(24,031)	14,189

Total liabilities and equity	$12,599	$13,126	$99,622	$(24,424)	$100,923

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the condensed consolidating income statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,037	$—	$4,037
Net investment income	(3)	10	3,228	(15)	3,220
Net investment gains (losses)	—	(5)	55	—	50
Policy fees and other income	—	2	792	(5)	789

Total revenues	(3)	7	8,112	(20)	8,096

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,163	—	5,163
Interest credited	—	—	577	—	577
Acquisition and operating expenses, net of deferrals	20	—	942	—	962
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Interest expense	3	231	25	(20)	239

Total benefits and expenses	23	231	7,148	(20)	7,382

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(26)	(224)	964	—	714
Provision (benefit) for income taxes	(3)	(45)	243	—	195
Equity in income of subsidiaries	366	177	—	(543)	—

Income (loss) from continuing operations	343	(2)	721	(543)	519
Income (loss) from discontinued operations, net of taxes	—	(140)	151	—	11

Net income (loss)	343	(142)	872	(543)	530
Less: net income from continuing operations attributable to noncontrolling interests	—	—	64	—	64
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	123	—	123

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$343	$(142)	$685	$(543)	$343

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the condensed consolidating income statement information for the year ended December 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,994	$—	$3,994
Net investment income	(3)	14	3,125	(15)	3,121
Net investment gains (losses)	—	16	(25)	—	(9)
Policy fees and other income	—	—	798	(3)	795

Total revenues	(3)	30	7,892	(18)	7,901

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,606	—	5,606
Interest credited	—	—	611	—	611
Acquisition and operating expenses, net of deferrals	33	10	900	—	943
Amortization of deferred acquisition costs and intangibles	—	—	348	—	348
Interest expense	2	243	29	(18)	256

Total benefits and expenses	35	253	7,494	(18)	7,764

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(38)	(223)	398	—	137
Provision (benefit) for income taxes	(6)	(39)	115	—	70
Equity in income (loss) of subsidiaries	151	(176)	—	25	—

Income (loss) from continuing operations	119	(360)	283	25	67
Income (loss) from discontinued operations, net of taxes	—	(20)	250	—	230

Net income (loss)	119	(380)	533	25	297
Less: net income from continuing operations attributable to noncontrolling interests	—	—	70	—	70
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	108	—	108

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$119	$(380)	$355	$25	$119

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the condensed consolidating income statement information for the year ended December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,485	$—	$3,485
Net investment income	(3)	8	3,076	(15)	3,066
Net investment gains (losses)	—	(14)	151	—	137
Policy fees and other income	—	5	822	(2)	825

Total revenues	(3)	(1)	7,534	(17)	7,513

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,125	—	5,125
Interest credited	—	—	646	—	646
Acquisition and operating expenses, net of deferrals	57	(2)	902	—	957
Amortization of deferred acquisition costs and intangibles	—	—	392	—	392
Interest expense	1	254	28	(17)	266

Total benefits and expenses	58	252	7,093	(17)	7,386

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(61)	(253)	441	—	127
Benefit for income taxes	—	(67)	(339)	—	(406)
Equity in income of subsidiaries	878	771	—	(1,649)	—

Income from continuing operations	817	585	780	(1,649)	533
Income from discontinued operations, net of taxes	—	4	390	—	394

Net income	817	589	1,170	(1,649)	927
Less: net loss from continuing operations attributable to noncontrolling interests	—	—	(80)	—	(80)
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	190	—	190

Net income available to Genworth Financial, Inc.’s common stockholders	$817	$589	$1,060	$(1,649)	$817

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$343	$(142)	$872	$(543)	$530
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	859	842	846	(1,701)	846
Net unrealized gains (losses) on other-than-temporarily impaired securities	2	2	2	(4)	2
Derivatives qualifying as hedges	221	221	247	(468)	221
Foreign currency translation and other adjustments	307	224	486	(530)	487

Total other comprehensive income (loss)	1,389	1,289	1,581	(2,703)	1,556

Total comprehensive income	1,732	1,147	2,453	(3,246)	2,086
Less: comprehensive income attributable to noncontrolling interests	—	—	354	—	354

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,732	$1,147	$2,099	$(3,246)	$1,732

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$119	$(380)	$533	$25	$297
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(652)	(602)	(669)	1,254	(669)
Net unrealized gains (losses) on other-than- temporarily impaired securities	(2)	(2)	(2)	4	(2)
Derivatives qualifying as hedges	(298)	(299)	(310)	609	(298)
Foreign currency translation and other adjustments	(162)	(129)	(301)	291	(301)

Total other comprehensive income (loss)	(1,114)	(1,032)	(1,282)	2,158	(1,270)

Total comprehensive loss	(995)	(1,412)	(749)	2,183	(973)
Less: comprehensive income attributable to noncontrolling interests	—	—	22	—	22

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(995)	$(1,412)	$(771)	$2,183	$(995)

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$817	$589	$1,170	$(1,649)	$927
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(178)	(189)	(187)	367	(187)
Net unrealized gains (losses) on other-than- temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	(20)	(19)	(19)	38	(20)
Foreign currency translation and other adjustments	130	109	252	(240)	251

Total other comprehensive income (loss)	(67)	(98)	47	163	45

Total comprehensive income	750	491	1,217	(1,486)	972
Less: comprehensive income attributable to noncontrolling interests	—	—	222	—	222

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$750	$491	$995	$(1,486)	$750

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2019:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$343	$(142)	$872	$(543)	$530
Less (income) loss from discontinued operations, net of taxes	—	140	(151)	—	(11)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in income from subsidiaries	(366)	(177)	—	543	—
Dividends from subsidiaries	250	1,352	(1,602)	—	—
Amortization of fixed maturity securities discounts and premiums	—	8	(126)	—	(118)
Net investment (gains) losses	—	5	(55)	—	(50)
Charges assessed to policyholders	—	—	(699)	—	(699)
Acquisition costs deferred	—	—	(27)	—	(27)
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Deferred income taxes	1	132	6	—	139
Derivative instruments and limited partnerships	—	(35)	(63)	—	(98)
Stock-based compensation expense	26	—	1	—	27
Change in certain assets and liabilities:
Accrued investment income and other assets	—	7	(365)	—	(358)
Insurance reserves	—	—	1,259	—	1,259
Current tax liabilities	16	(43)	53	—	26
Other liabilities, policy and contract claims and other policy-related balances	(17)	(44)	668	2	609
Cash from operating activities—discontinued operations	—	134	275	—	409

Net cash from operating activities	253	1,337	487	2	2,079

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,436	—	3,436
Commercial mortgage loans	—	—	582	—	582
Restricted commercial mortgage loans related to a securitization entity	—	—	15	—	15
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,883	—	3,883
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(6,899)	—	(6,899)
Commercial mortgage loans	—	—	(813)	—	(813)
Other invested assets, net	—	5	(392)	(2)	(389)
Policy loans, net	—	—	62	—	62
Intercompany notes receivable	(119)	48	6	65	—
Capital contributions to subsidiaries	(5)	—	5	—	—
Proceeds from sale of business, net of cash transferred	—	—	1,398	—	1,398
Cash from investing activities—discontinued operations	—	—	26	—	26

Net cash from ( used by ) investing activities	(124)	53	1,309	63	1,301

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	824	—	824
Withdrawals from universal life and investment contracts	—	—	(2,319)	—	(2,319)
Repayment and repurchase of long-term debt	—	(446)	—	—	(446)
Intercompany notes payable	(122)	112	75	(65)	—
Repurchase of subsidiary shares	—	—	(22)	—	(22)
Dividends paid to noncontrolling interests	—	—	(87)	—	(87)
Other, net	(7)	(24)	(4)	—	(35)
Cash used by financing activities— discontinued operations	—	—	(132)	—	(132)

Net cash used by financing activities	(129)	(358)	(1,665)	(65)	(2,217)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $6 related to discontinued operations)	—	—	1	—	1

Net change in cash, cash equivalents and restricted cash	—	1,032	132	—	1,164
Cash, cash equivalents and restricted cash at beginning of period	—	429	1,748	—	2,177

Cash, cash equivalents and restricted cash at end of period	—	1,461	1,880	—	3,341
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$1,461	$1,880	$—	$3,341

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2018:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income (loss)	$119	$(380)	$533	$25	$297
Less (income) loss from discontinued operations, net of taxes	—	20	(250)	—	(230)
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Equity in (income) loss from subsidiaries	(151)	176	—	(25)	—
Dividends from subsidiaries	50	101	(151)	—	—
Amortization of fixed maturity securities discounts and premiums	—	—	(130)	—	(130)
Net investment (gains) losses	—	(16)	25	—	9
Charges assessed to policyholders	—	—	(697)	—	(697)
Acquisition costs deferred	—	—	(42)	—	(42)
Amortization of deferred acquisition costs and intangibles	—	—	348	—	348
Deferred income taxes	13	(100)	115	—	28
Derivative instruments and limited partnerships	—	17	(277)	—	(260)
Stock-based compensation expense	35	—	—	—	35
Change in certain assets and liabilities:
Accrued investment income and other assets	—	6	(172)	—	(166)
Insurance reserves	—	—	1,555	—	1,555
Current tax liabilities	(35)	13	30	—	8
Other liabilities, policy and contract claims and other policy-related balances	(13)	(11)	620	2	598
Cash from operating activities-discontinued operations	—	81	199	—	280

Net cash from (used by) operating activities	18	(93)	1,706	2	1,633

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,312	—	3,312
Commercial mortgage loans	—	—	701	—	701
Restricted commercial mortgage loans related to a securitization entity	—	—	45	—	45
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	5,488	—	5,488
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(9,386)	—	(9,386)
Commercial mortgage loans	—	—	(1,047)	—	(1,047)
Other invested assets, net	—	—	263	(2)	261
Policy loans, net	—	—	35	—	35
Intercompany notes receivable	—	(25)	53	(28)	—
Capital contributions to subsidiaries	(6)	—	6	—	—
Cash used by investing activities-discontinued operations	—	—	(31)	—	(31)

Net cash used by investing activities	(6)	(25)	(561)	(30)	(622)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	1,193	—	1,193
Withdrawals from universal life and investment contracts	—	—	(2,355)	—	(2,355)
Proceeds from the issuance of long-term debt	—	441	—	—	441
Repayment and repurchase of long-term debt	—	(600)	—	—	(600)
Repayment of borrowings related to a securitization entity	—	—	(40)	—	(40)
Intercompany notes payable	(10)	(52)	34	28	—
Repurchase of subsidiary shares	—	—	(55)	—	(55)
Dividends paid to noncontrolling interests	—	—	(40)	—	(40)
Other, net	(2)	(37)	(17)	—	(56)
Cash used by financing activities-discontinued operations	—	—	(109)	—	(109)

Net cash used by financing activities	(12)	(248)	(1,389)	28	(1,621)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(25) related to discontinued operations)	—	—	(88)	—	(88)

Net change in cash, cash equivalents and restricted cash	—	(366)	(332)	—	(698)
Cash, cash equivalents and restricted cash at beginning of period	—	795	2,080	—	2,875

Cash, cash equivalents and restricted cash at end of period	—	429	1,748	—	2,177
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	203	—	203

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$429	$1,545	$—	$1,974

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2017:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$817	$589	$1,170	$(1,649)	$927
Less income from discontinued operations, net of taxes	—	(4)	(390)	—	(394)
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(878)	(771)	—	1,649	—
Dividends from subsidiaries	—	75	(75)	—	—
Amortization of fixed maturity securities discounts and premiums	—	5	(161)	—	(156)
Net investment (gains) losses	—	14	(151)	—	(137)
Charges assessed to policyholders	—	—	(713)	—	(713)
Acquisition costs deferred	—	—	(46)	—	(46)
Amortization of deferred acquisition costs and intangibles	—	—	392	—	392
Deferred income taxes	10	7	(444)	—	(427)
Trading securities and derivative instruments	—	(44)	771	—	727
Stock-based compensation expense	30	—	1	—	31
Change in certain assets and liabilities:
Accrued investment income and other assets	5	(41)	68	—	32
Insurance reserves	—	—	1,625	—	1,625
Current tax liabilities	23	(89)	41	—	(25)
Other liabilities, policy and contract claims and other policy-related balances	(35)	80	329	(4)	370
Cash from operating activities—discontinued operations	—	73	275	—	348

Net cash from (used by) operating activities	(28)	(106)	2,692	(4)	2,554

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	4,170	—	4,170
Commercial mortgage loans	—	—	579	—	579
Restricted commercial mortgage loans related to a securitization entity	—	—	22	—	22
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,788	—	3,788
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(7,800)	—	(7,800)
Commercial mortgage loans	—	—	(806)	—	(806)
Other invested assets, net	—	25	(707)	4	(678)
Policy loans, net	—	—	48	—	48
Intercompany notes receivable	—	(71)	8	63	—
Capital contributions to subsidiaries	(12)	—	12	—	—
Payments for business purchased, net of cash acquired	(7)	—	2	—	(5)
Cash used by investing activities—discontinued operations	—	—	(77)	—	(77)

Net cash used by investing activities	(19)	(46)	(761)	67	(759)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	857	—	857
Withdrawals from universal life and investment contracts	—	—	(2,397)	—	(2,397)
Repayment of borrowings related to securitization entities	—	—	(34)	—	(34)
Intercompany notes payable	48	(8)	23	(63)	—
Repurchase of subsidiary shares	—	—	(19)	—	(19)
Dividends paid to noncontrolling interests	—	—	(53)	—	(53)
Other, net	(1)	(43)	(9)	—	(53)
Cash used by financing activities—discontinued operations	—	—	(69)	—	(69)

Net cash from (used by) financing activities	47	(51)	(1,701)	(63)	(1,768)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $23 related to discontinued operations)	—	—	64	—	64

Net change in cash, cash equivalents and restricted cash	—	(203)	294	—	91
Cash, cash equivalents and restricted cash at beginning of period	—	998	1,786	—	2,784

Cash, cash equivalents and restricted cash at end of period	—	795	2,080	—	2,875
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	229	—	229

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$795	$1,851	$—	$2,646

For information on significant restrictions on dividends by subsidiaries of Genworth Financial and Genworth Holdings, and the restricted net assets of those subsidiaries, see note 18.

Schedule I
Genworth Financial, Inc.
Summary of Investments—Other Than Investments in Related Parties
(Amounts in millions)
As of December 31, 2019, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$4,073	$5,025	$5,025
State and political subdivisions	2,394	2,747	2,747
Non-U.S. government	1,235	1,350	1,350
Public utilities	5,101	5,826	5,826
All other corporate bonds	40,897	45,391	45,391

Total fixed maturity securities	53,700	60,339	60,339
Equity securities	233	239	239
Commercial mortgage loans ($47 is restricted related to a securitization entity)	6,963	xxxxx	6,963
Policy loans	2,058	xxxxx	2,058
Other invested assets (1)	1,406	xxxxx	1,632

Total investments	$64,360	xxxxx	$71,231

(1)	The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Balance Sheets
(Amounts in millions)

	December 31,
	2019	2018
Assets
Investments in subsidiaries	$14,079	$12,570
Deferred tax asset	13	14
Other assets	4	15
Intercompany notes receivable	119	—

Total assets	$14,215	$12,599

Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$30	$27
Intercompany notes payable	—	122

Total liabilities	30	149

Commitments and contingencies

Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	11,990	11,987

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,444	585
Net unrealized gains (losses) on other-than-temporarily impaired securities	12	10

Net unrealized investment gains (losses)	1,456	595

Derivatives qualifying as hedges	2,002	1,781
Foreign currency translation and other adjustments	(25)	(332)

Total accumulated other comprehensive income (loss)	3,433	2,044
Retained earnings	1,461	1,118
Treasury stock, at cost	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,185	12,450

Total liabilities and stockholders’ equity	$14,215	$12,599

See Notes to Schedule II
See Report of Independent Registered

Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Income
(Amounts in millions)
	Years ended December 31,
	2019	2018	2017
Revenues:
Net investment income	$(3)	$(3)	$(3)
Total revenues	(3)	(3)	(3)
Expenses:
Acquisition and operating expenses, net of deferrals	20	33	57
Interest expense	3	2	1

Total expenses	23	35	58

Loss before income taxes and equity in income of subsidiaries	(26)	(38)	(61)
Benefit from income taxes	(3)	(6)	—
Equity in income of subsidiaries	366	151	878
Net income available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Comprehensive Income
(Amounts in millions)

	Years ended December 31,
	2019	2018	2017
Net income available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	859	(652)	(178)
Net unrealized gains (losses) on other-than-temporarily impaired securities	2	(2)	1
Derivatives qualifying as hedges	221	(298)	(20)
Foreign currency translation and other adjustments	307	(162)	130

Total other comprehensive income (loss)	1,389	(1,114)	(67)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,732	$(995)	$750

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Cash Flows
(Amounts in millions)

	Years ended December 31,
	2019	2018	2017
Cash flows from (used by) operating activities:
Net income available to Genworth Financial, Inc.’s common stockholders	$343	$119	$817
Adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders to net cash from (used by) operating activities:
Equity in income from subsidiaries	(366)	(151)	(878)
Dividends from subsidiaries	250	50	—
Deferred income taxes	1	13	10
Stock-based compensation expense	26	35	30
Change in certain assets and liabilities:
Accrued investment income and other assets	—	—	5
Current tax liabilities	16	(35)	23
Other liabilities and other policy-related balances	(17)	(13)	(35)

Net cash from (used by) operating activities	253	18	(28)

Cash flows used by investing activities:
Intercompany notes receivable	(119)	—	—
Capital contributions paid to subsidiaries	(5)	(6)	(12)
Payments for business purchased	—	—	(7)

Net cash used by investing activities	(124)	(6)	(19)

Cash flows from (used by) financing activities:
Other, net	(7)	(2)	(1)
Intercompany notes payable	(122)	(10)	48

Net cash from (used by) financing activities	(129)	(12)	47

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—

Cash, cash equivalents and restricted cash at beginning of year	—	—	—

Cash, cash equivalents and restricted cash at end of year	$—	$—	$—

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2019, 2018 and 2017
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
On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd., a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide Holdings Group Co., Ltd., a limited liability company incorporated in the People’s Republic of China (together with its affiliates, “China Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and a direct, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as a direct, wholly-owned subsidiary of Asia Pacific Insurance. China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement. The closing of the transaction remains subject to other closing conditions and regulatory re-
approvals.
(2) Accounting Changes
On January 1, 2018, we adopted new accounting guidance related to the classification and presentation of changes in restricted cash. The new guidance requires that changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents be shown in the statements of cash flows and requires additional disclosures related to restricted cash and restricted cash equivalents. We adopted this new accounting guidance retrospectively and modified the line item descriptions on our balance sheets and statements of cash flows in our financial statements. The other impacts from this new accounting guidance did not have a significant impact on our financial statements or disclosures.
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

33
1

(3) Commitments
Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior and subordinated notes and the holders of the senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes and outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior and subordinated notes indentures in respect of such senior and subordinated notes. Genworth Financial and Genworth Holdings have joint and several guarantees associated with the Tax Matters Agreement and had joint and several guarantees associated with Rivermont I’s non-recourse
funding obligations prior to their redemption in January 2020.
(4) Income Taxes
As of December 31, 2019 and 2018, Genworth Financial had a deferred tax asset of $13 million and $14 million, respectively, primarily comprised of share-based compensation. In the fourth quarter of 2017, Genworth Financial revalued its deferred tax assets to
21
% under the TCJA. The revaluation resulted in a reduction to the deferred tax asset of $
18
million, which was recorded through income from continuing operations. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes. Genworth Financial’s current income tax payable was
$4

million
as of December 31, 2019 and our current income tax receivable was
$11 million
as of December 31, 2018. Net cash received (paid) for taxes was
$21 million
,
$
(
16
)
 million
 and
$32 million
for the years ended December 31, 2019, 2018 and 2017, respectively.

33
2

Schedule III
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2019
U.S. Mortgage Insurance	$30	$—	$—	$233	$384
Australia Mortgage Insurance	37	—	—	208	1,008
U.S. Life Insurance	1,613	40,382	19,006	10,500	498
Runoff	156	2	3,211	9	3
Corporate and Other	—	—	—	8	—

Total	$1,836	$40,384	$22,217	$10,958	$1,893

December 31, 2018
U.S. Mortgage Insurance	$28	$—	$—	$296	$422
Australia Mortgage Insurance	39	—	—	196	1,057
U.S. Life Insurance	2,879	37,939	19,663	9,782	530
Runoff	196	1	3,305	14	4
Corporate and Other	—	—	—	7	—

Total	$3,142	$37,940	$22,968	$10,295	$2,013

See Report of Independent
Registered Public Accounting Firm

Schedule III—Continued
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2019
U.S. Mortgage Insurance	$856	$117	$50	$8	$198	$818
Australia Mortgage Insurance	312	55	104	13	97	272
U.S. Life Insurance	2,861	2,852	5,398	340	653	2,834
Runoff	—	187	185	16	54	—
Corporate and Other	8	9	3	—	263	8

Total	$4,037	$3,220	$5,740	$377	$1,265	$3,932

December 31, 2018
U.S. Mortgage Insurance	$746	$93	$36	$9	$174	$764
Australia Mortgage Insurance	373	67	110	16	101	242
U.S. Life Insurance	2,867	2,781	5,877	218	639	2,843
Runoff	—	174	189	33	57	—
Corporate and Other	8	6	5	—	300	8

Total	$3,994	$3,121	$6,217	$276	$1,271	$3,857

December 31, 2017
U.S. Mortgage Insurance	$695	$73	$107	$10	$169	$757
Australia Mortgage Insurance	(140)	75	109	(5)	105	231
U.S. Life Insurance	2,922	2,755	5,386	272	641	2,902
Runoff	—	160	166	24	63	—
Corporate and Other	8	3	3	—	336	7

Total	$3,485	$3,066	$5,771	$301	$1,314	$3,897

See Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.
Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in
Internal Control—Integrated Framework (2013)
, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
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

February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Genworth Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Genworth Financial, Inc.
’s
and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Richmond, Virginia
February 27, 2020

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2019
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.	Other Information

None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers:

Name	Age	Positions
Thomas J. McInerney	63	President and Chief Executive Officer, Director
Kelly L. Groh	51	Executive Vice President and Chief Financial Officer
Kevin D. Schneider	58	Executive Vice President and Chief Operating Officer
Ward E. Bobitz	55	Executive Vice President and General Counsel
Pamela M. Harrison	55	Executive Vice President—Human Resources
Daniel J. Sheehan IV	54	Executive Vice President—Chief Investment Officer
G. Kent Conrad	71	Director, member of Nominating and Corporate Governance and Risk Committees
Melina E. Higgins	52	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
David M. Moffett	68	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
Thomas E. Moloney	76	Director, member of Audit and Risk Committees
Debra J. Perry	68	Director, member of Audit and Risk Committees
Robert P. Restrepo Jr.	69	Director, member of Audit and Management Development and Compensation Committees
James S. Riepe	76	Non-Executive Chairman of the Board, member of Audit and Management Development and Compensation Committees

Executive Officers and Directors
The following sets forth certain biographical information with respect to our executive officers and directors listed above.
Thomas J. McInerney
has been our President and Chief Executive Officer and a director since January 2013. Before joining our company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer of ING’s insurance and investment management business worldwide. Prior to that, he served in a variety of senior roles with ING Groep NV after serving in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney is also on the board of the Richmond Performing Arts Alliance. Mr. McInerney is a member of the American Council of Life Insurers and serves, and has served, on its CEO Steering Committees and Board. Mr. McInerney received a B.A. in Economics from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College and serves on Tuck’s Board of Advisors.
Kelly L. Groh
has been our Executive Vice President and Chief Financial Officer since October 2015. Ms. Groh also served as our Principal Accounting Officer from May 2012 to April 2016, the Company’s Vice President and Controller from May 2012 to November 2015, and as Acting Chief Financial Officer of our U.S. life insurance businesses from August 2014 through January 2015. Ms. Groh served in the Company’s Investment organization as Senior Vice President of Investment Portfolio Management from December 2010 to May 2012. From August 2008 to December 2010, she served as the Chief Financial Officer of the Company’s previous Retirement and Protection segment. From July 2004 to August 2008, she served as Senior Vice President, Finance, which role included responsibility for varying periods of time over the Financial Planning and Analysis and the Investor Relations functions. From March 1996 until the Company’s initial public offering (“IPO”) in 2004, Ms. Groh served in various finance capacities for predecessor companies, including GE Financial Assurance Holdings, Inc. Prior to joining the Company, Ms. Groh was employed by Price Waterhouse, LLP (now PriceWaterhouseCoopers, LLP) from September 1990 to March 1996. Ms. Groh received a B.A. in Business Administration (Accounting) from the University of Washington and graduated from The Executive Program at the Darden Graduate School of Business at the University of Virginia. Ms. Groh is a certified public accountant (“CPA”) and a chartered global management accountant (“CGMA”).
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
Daniel J. Sheehan IV
has been our Executive Vice President—Chief Investment Officer since December 2013. Prior to that, he served as our Senior Vice President—Chief Investment Officer since April 2012. From January 2009 to April 2012, he served as our Vice President with responsibilities that included oversight of the

Company’s insurance investment portfolios. From January 2008 through December 2008, Mr. Sheehan had management responsibilities of the Company’s portfolio management team, including fixed-income trading. From December 1997 through December 2007, Mr. Sheehan served in various capacities with the Company and/or its predecessor including roles with oversight responsibilities for the investments real estate team, as risk manager of the insurance portfolios and as risk manager of the portfolio management team. Prior to joining our Company, Mr. Sheehan had been with Sun Life of Canada from 1993 to 1997 as a Property Investment Officer in the Real Estate Investments group. Prior thereto, he was with Massachusetts Laborers Benefit Fund from 1987 to 1993, as an auditor and auditing supervisor. Mr. Sheehan graduated from Harvard University with a B.A. in Economics and later received an MBA in Finance from Babson College.
G. Kent Conrad
has served as a member of our board of directors since March 2013. Sen. Conrad served as a U.S. Senator representing the State of North Dakota from January 1987 to January 2013. He served as chairman or Ranking Member of the Senate Budget Committee for 12 years. Prior to serving in the U.S. Senate, Sen. Conrad served as the Tax Commissioner for the State of North Dakota from 1981 to 1986 and as Assistant Tax Commissioner from 1974 to 1980. Sen. Conrad received an A.B. in Political Science from Stanford University and an M.B.A. from George Washington University.
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

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule I—Summary of Investments—Other Than Investments in Related Parties

Schedule II—Financial Statements of Genworth Financial, Inc. (Parent Only)

Schedule III—Supplemental Insurance Information
3.	Exhibits

Number	Description
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

2.4
Letter Agreement, dated as of July 22, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2.2 to the Quarterly report on Form 10-Q for the period ended September 30, 2015)

2.5
Sale and Purchase Agreement, dated as of September 17, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.6
Agreement and Plan of Merger, dated October 21, 2016, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 24, 2016)

2.6.1
Waiver and Agreement, dated as of August 21, 2017, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 21, 2017)

Number	Description

2.6.2
Second Waiver and Agreement, dated as of November 29, 2017, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 29, 2017

2.6.3
Third Waiver and Agreement, dated as of February 23, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 26, 2018)

2.6.4
Fourth Waiver and Agreement, dated as of March 27, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 27, 2018)

2.6.5
Fifth Waiver and Agreement, dated as of June 28, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 28, 2018)

2.6.6
Sixth Waiver and Agreement, dated as of August 14, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 14, 2018)

2.6.7
Seventh Waiver and Agreement, dated as of November 30, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2018)

2.6.8
Eighth Waiver and Agreement, dated as of January 30, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 30, 2019)

2.6.9
Ninth Waiver and Agreement, dated as of March 14, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 14, 2019)

2.6.10
Tenth Waiver and Agreement, dated as of April 29, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 29, 2019)

2.6.11
Eleventh Waiver and Agreement, dated as of June 30, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 1, 2019)

2.6.12
Twelfth Waiver and Agreement, dated as of August 12, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 13, 2019)

2.6.13
Thirteenth Waiver and Agreement, dated as of December 22, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 23, 2019)

2.7
Share Purchase Agreement by and among Genworth Financial, Inc., Genworth Financial International Holdings, LLC, Genworth Mortgage Insurance Corporation, Brookfield BBP Canada Holdings Inc. and Brookfield Business Partners L.P., dated August 12, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 13, 2019)

Number	Description

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

4.9
Supplemental Indenture No. 8, dated as of March 25, 2011, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2011)

4.10
Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

4.11
Supplemental Indenture No. 10, dated as of August 8, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2013)

Number	Description

4.12
Supplemental Indenture No. 11, dated as of December 10, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 10, 2013)

4.13
Supplemental Indenture No. 12, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2016)

4.14
Supplemental Indenture No. 13, dated as of October 3, 2018, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 4, 2018)

4.15	Description of Registrant’s Capital Stock (filed herewith)

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

10.2.1
Accession and Retirement Deed, dated September 15, 2015, among Genworth Financial International Holdings, Inc., Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.2.2
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

10.3.1
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

10.4.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Number	Description

10.5
Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.5.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.6
Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.6.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.7
Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.7.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.7.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.8
Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.8.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.8.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.9
Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.9.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10
Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.10.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11
Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.11.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Number	Description

10.11.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.12
Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.12.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.13
Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.13.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.13.3	Third Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.14
Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.15
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

10.20
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

10.21.1
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

10.22	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)

10.23
Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

10.24§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.24.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.24.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

10.25§
Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.26§
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

10.28§
Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K filed on December 30, 2004)

10.28.1§
Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.28.2§
Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011)

10.29§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.29.1§
First Amendment to the 2012 Genworth Financial, Inc. Omnibus Incentive Plan, dated as of December 12, 2017 (incorporated by reference to Exhibit 10.34.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

Number	Description

10.29.2§
Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.29.3§
Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.29.4§
Stock Appreciation Rights with a Maximum Share Value—CEO New Hire Grant under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29.5§
Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.30§
Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

10.31§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.32§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.33§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.33.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.33.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

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

10.37§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.38§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

Number	Description

10.39§
Amended and Restated Genworth Financial, Inc. 2015 Key Employee Severance Plan (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015))

10.40§
Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.41§
Form of 2018-2020 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.42§
Form of 2018-2020 Performance Cash Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.43§
Form of Cash Retention Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.44§
Form of 2017-2019 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2017)

10.45§	2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.46§
Form of 2019-2021 Performance Stock Unit Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.47§
Form of Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.48§
Form of Cash-Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.49§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.5 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.50§	Amended and Restated Genworth Financial, Inc. 2015 Key Employee Severance Plan (incorporated by reference to Exhibit 10.6 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Kelly L. Groh (filed herewith)

Number	Description

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL

§	Management contract or compensatory plan or arrangement.

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
Dated: February 27, 2020

GENWORTH FINANCIAL, INC.

By:	/s/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: February 27, 2020

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