Form 10-Q
period 2020-03-31
GENWORTH FINANCIAL INC
filed 2020-05-06
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

(804
)
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

As of April
27
, 2020, 505,126,098 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $54,136 and allowance for credit losses of $— as of March 31, 2020)	$59,051	$60,339
Equity securities, at fair value	188	239
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of March 31, 2020 and December 31, 2019)	6,944	6,976
Less: Allowance for credit losses	(29)	(13)

Commercial mortgage loans, net	6,915	6,963
Policy loans	2,052	2,058
Other invested assets	2,465	1,632

Total investments	70,671	71,231
Cash, cash equivalents and restricted cash	2,483	3,341
Accrued investment income	707	654
Deferred acquisition costs	1,898	1,836
Intangible assets and goodwill	263	201
Reinsurance recoverable	17,122	17,103
Less: Allowance for credit losses	(42)	—

Reinsurance recoverable, net	17,080	17,103
Other assets	456	443
Deferred tax asset	319	425
Separate account assets	4,967	6,108

Total assets	$98,844	$101,342

Liabilities and equity
Liabilities:
Future policy benefits	$39,339	$40,384
Policyholder account balances	22,313	22,217
Liability for policy and contract claims	11,132	10,958
Unearned premiums	1,722	1,893
Other liabilities	1,686	1,562
Non-recourse funding obligations	—	311
Long-term borrowings	2,851	3,277
Separate account liabilities	4,967	6,108

Total liabilities	84,010	86,710

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 593 million and 592 million shares issued as of March 31, 2020 and December 31, 2019, respectively; 505 million and 504 million shares outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	11,993	11,990
Accumulated other comprehensive income (loss)	3,815	3,433
Retained earnings	1,340	1,461
Treasury stock, at cost (88 million shares as of March 31, 2020 and December 31, 2019)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,449	14,185
Noncontrolling interests	385	447

Total equity	14,834	14,632

Total liabilities and equity	$98,844	$101,342

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Premiums	$1,015	$988
Net investment income	793	794
Net investment gains (losses)	(152)	75
Policy fees and other income	181	187

Total revenues	1,837	2,044

Benefits and expenses:
Benefits and other changes in policy reserves	1,361	1,282
Interest credited	141	147
Acquisition and operating expenses, net of deferrals	249	237
Amortization of deferred acquisition costs and intangibles	116	81
Interest expense	52	60

Total benefits and expenses	1,919	1,807

Income (loss) from continuing operations before income taxes	(82)	237
Provision (benefit) for income taxes	(10)	69

Income (loss) from continuing operations	(72)	168
Income from discontinued operations, net of taxes	—	62

Net income (loss)	(72)	230
Less: net income (loss) from continuing operations attributable to noncontrolling interests	(6)	20
Less: net income from discontinued operations attributable to noncontrolling interests	—	36

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(66)	$174

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(66)	148
Income from discontinued operations available to Genworth Financial, Inc.’s common common stockholders	—	26

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(66)	$174

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.13)	$0.29

Diluted	$(0.13)	$0.29

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.13)	$0.35

Diluted	$(0.13)	$0.34

Weighted-average common shares outstanding:
Basic	504.3	501.2

Diluted	504.3	508.6

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net income (loss)	$ (72)	$ 230

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(320)	—
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	379
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	1
Derivatives qualifying as hedges	753	69
Foreign currency translation and other adjustments	(98)	54

Total other comprehensive income (loss)	335	503

Total comprehensive income	263	733
Less: comprehensive income (loss) attributable to noncontrolling interests	(53)	111

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$ 316	$ 622

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended March 31, 2020
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2019	$1	$11,990	$3,433	$1,461	$(2,700)	$14,185	$447	$14,632
Cumulative effect of change in accounting, net of taxes	—	—	—	(55)	—	(55)	—	(55)
Comprehensive income (loss):
Net loss	—	—	—	(66)	—	(66)	(6)	(72)
Other comprehensive income (loss), net of taxes	—	—	382	—	—	382	(47)	335

Total comprehensive income (loss)						316	(53)	263
Dividends to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	—	3

Balances as of March 31, 2020	$1	$11,993	$3,815	$1,340	$(2,700)	$14,449	$385	$14,834

	Three months ended March 31, 2019
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2018	$1	$11,987	$2,044	$1,118	$(2,700)	$12,450	$1,739	$14,189
Repurchase of subsidiary shares	—	—	—	—	—	—	(12)	(12)
Comprehensive income:
Net income	—	—	—	174	—	174	56	230
Other comprehensive income, net of taxes	—	—	448	—	—	448	55	503

Total comprehensive income						622	111	733
Dividends to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Stock-based compensation expense and exercises and other	—	2	—	—	—	2	(2)	—

Balances as of March 31, 2019	$1	$11,989	$2,492	$1,292	$(2,700)	$13,074	$1,808	$14,882

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(72)	$230
Less income from discontinued operations, net of taxes	—	(62)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(35)	(18)
Net investment (gains) losses	152	(75)
Charges assessed to policyholders	(158)	(165)
Acquisition costs deferred	(4)	(9)
Amortization of deferred acquisition costs and intangibles	116	81
Deferred income taxes	(11)	51
Derivative instruments, limited partnerships and other	347	(32)
Stock-based compensation expense	11	6
Change in certain assets and liabilities:
Accrued investment income and other assets	(107)	(242)
Insurance reserves	328	301
Current tax liabilities	(5)	9
Other liabilities, policy and contract claims and other policy-related balances	118	27
Cash from operating activities—discontinued operations	—	32

Net cash from operating activities	680	134

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	921	871
Commercial mortgage loans	139	130
Other invested assets	34	20
Proceeds from sales of investments:
Fixed maturity and equity securities	369	1,592
Purchases and originations of investments:
Fixed maturity and equity securities	(1,804)	(1,976)
Commercial mortgage loans	(107)	(370)
Other invested assets	(160)	(94)
Short-term investments, net	48	98
Policy loans, net	9	12
Cash used by investing activities—discontinued operations	—	(6)

Net cash from (used by) investing activities	(551)	277

Cash flows used by financing activities:
Deposits to universal life and investment contracts	180	198
Withdrawals from universal life and investment contracts	(493)	(581)
Redemption of non-recourse funding obligations	(315)	—
Repayment and repurchase of long-term debt	(420)	—
Repurchase of subsidiary shares	—	(12)
Dividends paid to noncontrolling interests	(9)	(14)
Other, net	100	48
Cash used by financing activities—discontinued operations	—	(14)

Net cash used by financing activities	(957)	(375)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $— and $5 related to discontinued operations)	(30)	8

Net change in cash, cash equivalents and restricted cash	(858)	44
Cash, cash equivalents and restricted cash at beginning of period	3,341	2,177

Cash, cash equivalents and restricted cash at end of period	2,483	2,221
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	201

Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,483	$2,020

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
On October 21, 2016, Genworth Financial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide Holdings Group Co., Ltd., a limited liability company incorporated in the People’s Republic of China (together with its affiliates, “China Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and a direct, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as a direct, wholly-owned subsidiary of Asia Pacific Insurance. China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement. The closing of the transaction remains subject to other closing conditions.
The accompanying unaudited condensed financial statements include on a consolidated basis the accounts of Genworth Financial and the affiliate companies in which it holds a majority voting interest or where it is the primary beneficiary of a variable interest entity (“VIE”). All intercompany accounts and transactions have been eliminated in consolidation.
References to “Genworth Financial,” “Genworth,” the “Company,” “we” or “our” in the accompanying unaudited condensed consolidated financial statements and the notes thereto are, unless the context otherwise requires, to Genworth Financial, Inc. on a consolidated basis.
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
On December 12, 2019, we completed the sale of Genworth MI Canada Inc. (“Genworth Canada”), our former Canada mortgage insurance business, to an affiliate of Brookfield Business Partners L.P. (“Brookfield”) and received approximately $1.7 billion in net cash proceeds. Prior to the sale, in the third quarter of 2019, Genworth Canada was reported as discontinued operations and its financial position, results of operations and cash flows were separately reported for all periods presented. All prior periods reflected herein have been re-presented
on this basis.
See note 14 for additional information related to discontinued operations.
Unless otherwise indicated, references to the condensed consolidated balance sheets, the condensed consolidated statements of income, the condensed consolidated statements of cash flows and the notes to the condensed consolidated financial statements, exclude amounts related to discontinued operations.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Potential impacts, risks and uncertainties of the coronavirus pandemic (“COVID-19”) may include investment valuations and impairments, commercial mortgage loan restructurings, deferred acquisition cost or intangible assets impairments or the acceleration of amortization, deferred tax asset recoverability
 and
 increases to insurance reserves, including higher claims reserves in our mortgage insurance businesses, among other matters. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2019 Annual Report on Form

10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.
(2) Accounting Changes
Accounting Pronouncements Recently Adopted
On January 1, 2020, we adopted new accounting guidance related to disclosure requirements for defined benefit plans as part of the Financial Accounting Standards Board’s (the “FASB”) disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for defined benefit pension and other postretirement benefit plans. We adopted this new accounting guidance using the retrospective method, which did not have a significant impact on our condensed consolidated financial statements and disclosures.
On January 1, 2020, we adopted new accounting guidance related to fair value disclosure requirements as part of the FASB’s disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for fair value measurements. The guidance includes new disclosure requirements related to changes

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. We adopted this new accounting guidance using the prospective method for disclosures related to changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty and the retrospective method for all other disclosures. This accounting guidance did not impact our condensed consolidated financial statements but impacted our fair value disclosures.
In March 2020, the FASB issued new accounting guidance related to reference rate reform, which was effective for us on January 1, 2020. The guidance provides optional guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, which includes the transition away from the London Interbank Offered Rate (“LIBOR”). This new guidance provides practical expedients for contracts affected by reference rate reform that impact the assessment of derivative hedge effectiveness and contract modifications, to include continuing hedge accounting when certain critical terms of a hedging relationship change and modifying certain effectiveness assessments to exclude certain potential sources of ineffectiveness, and is effective through December 31, 2022. We adopted this guidance prospectively and it did not have a significant impact on our condensed consolidated financial statements or disclosures but may impact our process for assessing the effectiveness of our cash flow hedging relationships, determined on an individual hedge basis, as we implement measures to transition away from LIBOR.
On January 1, 2020,
we adopted new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires entities to recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most financial instruments not measured at fair value, which primarily includes our commercial mortgage loans, bank loan investments and reinsurance recoverables. The new guidance also requires the recognition of an allowance for expected credit losses as a liability in our consolidated balance sheet for off-balance
credit exposures, including commitments to fund bank loan investments, private placement investments and commercial mortgage loans. The new guidance did not have a significant impact on other assets not measured at fair value. The FASB also issued an amendment to the guidance allowing entities to irrevocably elect the fair value option on an instrument-by-instrument
basis for eligible instruments, which we did not elect.
For our commercial mortgage loans, we determine the adequacy of the allowance for credit losses utilizing an analytical model that provides various loss scenarios based on historical experience adjusted for current events, trends, economic conditions and reasonable and supportable forecasts that result in a loss in the loan portfolio over the estimated life of the loans. We revert to historical credit loss experience for periods beyond forecasts that are reasonable and supportable. The allowance for credit losses is measured on a collective basis with consideration for debt service coverage ratio, debt-to-value,
property-type and geographic location. Key inputs into the analytical model include exposure, weighted-average life, return, historical loss rates and forecast scenarios. Actual amounts realized over time could differ from the amounts estimated for the allowance for credit losses reported in the condensed consolidated financial statements. Commercial mortgage loans are written off against the allowance to the extent principal or interest is deemed uncollectible. Accrued interest related to commercial mortgage loans is included in accrued investment income in our condensed consolidated balance sheet and had a carrying value of $24 million as of March 31, 2020. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our commercial mortgage loans are written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We adopted the guidance related to our investments carried at amortized cost using the modified retrospective method and recorded an allowance related to lifetime expected credit losses of $23 million, net of deferred taxes of $6 million, for commercial mortgage loans and bank loan investments, with an offset to cumulative effect of change in accounting within retained earnings. See note 4 for additional disclosures related to commercial mortgage loans. We adopted the guidance related to our off-balance
sheet credit exposures using the modified retrospective method and recorded an allowance related to lifetime expected credit losses of $1 million, included in other liabilities in our condensed consolidated balance sheet, with an offset to cumulative effect of change in accounting within retained earnings.
The allowance for credit losses for reinsurance recoverables is evaluated based on historical loss experience adjusted for current events and reasonable and supportable forecasts from both internal and external sources. The allowance is measured by reinsurer, taking into consideration the reinsured product type and collateral type, and is calculated based on an externally reported probability of default corresponding to the reinsurer’s credit rating and the expected duration of the reinsurer’s contractual obligation to reimburse us for ceded claims on the underlying policies. Our estimate of the allowance reflects consideration for collateral securing the reinsurance agreements and expected recoveries of amounts previously charged off and expected to be charged off. We also consider other credit risk factors, including, among other factors, the historical frequency and severity of the associated insurance claims, aging of recoverables and regulatory, legal and economic factors, to determine if an additional incremental allowance for credit losses is required. No reversion adjustments are necessary as the starting point for our allowance for credit losses reflects historical loss experience covering the expected duration of the reinsurer’s contractual obligation to reimburse us. If available facts and circumstances indicate the reinsurance recoverable does not reflect expectations consistent with the collective analysis, the reinsurance recoverable is assessed on a separate basis. Write-offs of reinsurance recoverables are deducted from the allowance in the period the reinsurance recoverable is determined to be uncollectible. We adopted the guidance related to our reinsurance recoverables using the modified retrospective method and recorded an allowance related to lifetime expected credit losses of $
31
 million, net of deferred taxes of $
9

million, with an offset to cumulative effect of change in accounting within retained earnings. See note 8 for additional disclosures related to reinsurance recoverables.
The new guidance retains most of the existing impairment guidance for available-for-sale
fixed maturity securities but amends the presentation of credit losses to reflect an allowance for credit losses as opposed to a write-down of the amortized cost of the investment and permits the reversal of credit losses through net income (loss) when reassessing changes in credit losses each reporting period.
Available-for-sale
fixed maturity securities in an unrealized loss position are evaluated to determine whether the decline in fair value is related to credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency/agencies and adverse conditions specifically related to the security, among other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Estimating the cash flows expected to be collected is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments. When developing the estimate of cash flows expected to be collected, we utilize an analytical model that provides for various loss scenarios and consider the industry sector, current levels of subordination, geographic location and other relevant characteristics of the security or underlying assets, as well as reasonable and supportable forecasts. Losses are written off against the allowance when deemed uncollectible or when we intend to sell or expect we will be required to sell a security prior to recovering our amortized cost. We exclude accrued interest related to available-for-sale
fixed maturity

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
securities from the estimate of allowance for credit losses. Accrued interest is included in accrued investment income in our condensed consolidated balance sheet and had a carrying value of $555 million as of March 31, 2020. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our available-for-
sale fixed maturity securities are written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses). We adopted the guidance related to our available-for-sale
fixed maturity securities for which a previous other-than-temporary impairment was recognized prior to the date of adoption using the prospective method and the modified retrospective method for all other available-for-sale
fixed maturity securities, which did not have any impact upon adoption.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2020	2019
Weighted-average shares used in basic earnings (loss) per share calculations	504.3	501.2
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	—	7.4
Weighted-average shares used in diluted earnings (loss) per share calculations (1)	504.3	508.6
Income (loss) from continuing operations:
Income (loss) from continuing operations	$(72)	$168
Less: net income (loss) from continuing operations attributable to noncontrolling interests	(6)	20
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(66)	$148
Basic per share	$(0.13)	$0.29
Diluted per share	$(0.13)	$0.29
Income from discontinued operations:
Income from discontinued operations, net of taxes	$—	$62
Less: net income from discontinued operations attributable to noncontrolling interests	—	36
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$—	$26
Basic per share	$—	$0.05
Diluted per share	$—	$0.05
Net income (loss):
Income (loss) from continuing operations	$(72)	$168
Income from discontinued operations, net of taxes	—	62
Net income (loss)	(72)	230
Less: net income (loss) attributable to noncontrolling interests	(6)	56
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(66)	$174
Basic per share (2)	$(0.13)	$0.35
Diluted per share	$(0.13)	$0.34

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2020, we were required to use basic weighted-average common shares outstanding as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 5.4 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2020, dilutive potential weighted-average common shares outstanding would have been 509.7 million.

(2)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2020	2019
Fixed maturity securities—taxable	$622	$613
Fixed maturity securities—non-taxable	2	2
Equity securities	2	4
Commercial mortgage loans	85	82
Policy loans	49	46
Other invested assets	47	59
Cash, cash equivalents, restricted cash and short-term investments	11	11

Gross investment income before expenses and fees	818	817
Expenses and fees	(25)	(23)

Net investment income	$793	$794

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2020	2019
Available-for-sale fixed maturity securities:
Realized gains	$14	$79
Realized losses	(1)	(21)

Net realized gains (losses) on available-for-sale fixed maturity securities	13	58

Impairments:
Total other-than-temporary impairments	—	—
Portion of other-than-temporary impairments included in othercomprehensive income	—	—

Net other-than-temporary impairments	—	—

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	—
Net realized gains (losses) on equity securities sold	—	3
Net unrealized gains (losses) on equity securities still held	(19)	12
Limited partnerships	(40)	15
Commercial mortgage loans	—	(1)
Derivative instruments (1)	(105)	(12)
Other	(1)	—

Net investment gains (losses)	$(152)	$75

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (“OCI”) as of and for the three months ended March 31, 2019:

(Amounts in millions)
Beginning balance	$24
Other-than-temporary impairments not previously recognized	—
Increases related to other-than-temporary impairments previously recognized	—
Reductions:
Securities sold, paid down or disposed	(1)

Ending balance	$23

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2020	December 31, 2019
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$4,957	$6,676
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	—	—
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(3,478)	(4,789)
Income taxes, net	(318)	(406)

Net unrealized investment gains (losses)	1,161	1,481
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	21	25

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,140	$1,456

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2020	2019
Beginning balance	$1,456	$595
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(1,712)	1,999
Adjustment to deferred acquisition costs	168	(989)
Adjustment to present value of future profits	(1)	(53)
Adjustment to sales inducements	36	(19)
Adjustment to benefit reserves	1,108	(388)
Provision for income taxes	87	(123)

Change in unrealized gains (losses) on investment securities	(314)	427
Reclassification adjustments to net investment (gains) losses, net of taxes of $1 and $13	(6)	(47)

Change in net unrealized investment gains (losses)	(320)	380
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(4)	32

Ending balance	$1,140	$943

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(d) Fixed Maturity Securities
As of March 31, 2020, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,041	$1,730	$—	$—	$5,771
State and political subdivisions	2,495	374	(5)	—	2,864
Non-U.S. government	1,118	92	(9)	—	1,201
U.S. corporate:
Utilities	4,333	556	(22)	—	4,867
Energy	2,426	51	(385)	—	2,092
Finance and insurance	7,179	548	(104)	—	7,623
Consumer—non-cyclical	5,006	725	(46)	—	5,685
Technology and communications	3,000	312	(37)	—	3,275
Industrial	1,304	72	(31)	—	1,345
Capital goods	2,420	272	(28)	—	2,664
Consumer—cyclical	1,628	134	(43)	—	1,719
Transportation	1,344	152	(23)	—	1,473
Other	295	40	(1)	—	334

Total U.S. corporate	28,935	2,862	(720)	—	31,077

Non-U.S. corporate:
Utilities	757	24	(16)	—	765
Energy	1,158	42	(102)	—	1,098
Finance and insurance	2,023	128	(40)	—	2,111
Consumer—non-cyclical	639	43	(8)	—	674
Technology and communications	1,021	96	(8)	—	1,109
Industrial	877	63	(29)	—	911
Capital goods	546	25	(10)	—	561
Consumer—cyclical	362	12	(12)	—	362
Transportation	554	62	(13)	—	603
Other	1,475	155	(25)	—	1,605

Total non-U.S. corporate	9,412	650	(263)	—	9,799

Residential mortgage-backed	2,032	258	(17)	—	2,273
Commercial mortgage-backed	2,876	169	(64)	—	2,981
Other asset-backed	3,227	12	(154)	—	3,085

Total available-for-sale fixed maturity securities	$54,136	$6,147	$(1,232)	$—	$59,051

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of March 31, 2020:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
State and political subdivisions	$106	$(5)	18	$—	$—	—	$106	$(5)	18
Non-U.S. government	156	(9)	27	—	—	—	156	(9)	27
U.S. corporate	7,358	(685)	1,157	139	(35)	16	7,497	(720)	1,173
Non-U.S. corporate	3,257	(258)	537	17	(5)	3	3,274	(263)	540
Residential mortgage-backed	304	(16)	59	13	(1)	6	317	(17)	65
Commercial mortgage-backed	894	(60)	152	9	(4)	3	903	(64)	155
Other asset-backed	2,353	(130)	455	245	(24)	64	2,598	(154)	519

Total for fixed maturity securities inan unrealized loss position	$14,428	$(1,163)	2,405	$423	$(69)	92	$14,851	$(1,232)	2,497

% Below cost:
<20% Below cost	$13,585	$(752)	2,258	$357	$(38)	79	$13,942	$(790)	2,337
20%-50% Below cost	784	(338)	134	63	(28)	11	847	(366)	145
>50% Below cost	59	(73)	13	3	(3)	2	62	(76)	15

Total for fixed maturity securities inan unrealized loss position	$14,428	$(1,163)	2,405	$423	$(69)	92	$14,851	$(1,232)	2,497

Investment grade	$13,122	$(927)	2,171	$313	$(42)	77	$13,435	$(969)	2,248
Below investment grade	1,306	(236)	234	110	(27)	15	1,416	(263)	249

Total for fixed maturity securities inan unrealized loss position	$14,428	$(1,163)	2,405	$423	$(69)	92	$14,851	$(1,232)	2,497

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of March 31, 2020:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$582	$(22)	112	$—	$—	—	$582	$(22)	112
Energy	1,443	(364)	240	56	(21)	9	1,499	(385)	249
Finance and insurance	1,911	(104)	259	—	—	—	1,911	(104)	259
Consumer—non- cyclical	678	(39)	108	36	(7)	2	714	(46)	110
Technology andcommunications	772	(37)	116	—	—	—	772	(37)	116
Industrial	473	(31)	63	—	—	—	473	(31)	63
Capital goods	489	(25)	84	12	(3)	1	501	(28)	85
Consumer—cyclical	585	(39)	102	35	(4)	4	620	(43)	106
Transportation	420	(23)	71	—	—	—	420	(23)	71
Other	5	(1)	2	—	—	—	5	(1)	2

Subtotal, U.S. corporate securities	7,358	(685)	1,157	139	(35)	16	7,497	(720)	1,173

Non-U.S. corporate:
Utilities	279	(16)	37	—	—	—	279	(16)	37
Energy	591	(102)	66	—	—	—	591	(102)	66
Finance and insurance	649	(40)	117	—	—	—	649	(40)	117
Consumer—non- cyclical	136	(6)	50	5	(2)	1	141	(8)	51
Technology andcommunications	189	(8)	48	—	—	—	189	(8)	48
Industrial	384	(29)	57	—	—	—	384	(29)	57
Capital goods	208	(10)	24	—	—	—	208	(10)	24
Consumer—cyclical	197	(12)	43	—	—	—	197	(12)	43
Transportation	162	(12)	33	7	(1)	1	169	(13)	34
Other	462	(23)	62	5	(2)	1	467	(25)	63

Subtotal, non-U.S. corporate securities	3,257	(258)	537	17	(5)	3	3,274	(263)	540

Total for corporate securities in anunrealized loss position	$10,615	$(943)	1,694	$156	$(40)	19	$10,771	$(983)	1,713

We did not recognize an allowance for credit losses on securities in an unrealized loss position. Based on a qualitative and quantitative review of the issuers of the securities, we believe the decline in fair value is largely

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
due to recent market volatility and is not indicative of credit losses. The issuers continue to make timely principal and interest payments. For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2019:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Energy	$54	$(3)	10	$80	$(5)	10	$134	$(8)	20
Finance and insurance	—	—	—	34	(1)	4	34	(1)	4
Consumer—non-cyclical	34	(1)	9	93	(3)	9	127	(4)	18
Technology and communications	—	—	—	18	(1)	2	18	(1)	2
Capital goods	35	(1)	8	—	—	—	35	(1)	8
Consumer—cyclical	—	—	—	54	(2)	6	54	(2)	6
Transportation	—	—	—	23	(1)	2	23	(1)	2

Subtotal, U.S. corporate securities	123	(5)	27	302	(13)	33	425	(18)	60

Non-U.S. corporate:
Consumer—non-cyclical	—	—	—	31	(2)	3	31	(2)	3
Transportation	—	—	—	25	(1)	3	25	(1)	3
Other	79	(1)	12	6	(1)	1	85	(2)	13

Subtotal, non-U.S. corporate securities	79	(1)	12	62	(4)	7	141	(5)	19

Total for corporate securities in anunrealized loss position	$202	$(6)	39	$364	$(17)	40	$566	$(23)	79

The scheduled maturity distribution of fixed maturity securities as of March 31, 2020 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,415	$1,421
Due after one year through five years	8,835	8,949
Due after five years through ten years	12,207	12,642
Due after ten years	23,544	27,700

Subtotal	46,001	50,712
Residential mortgage-backed	2,032	2,273
Commercial mortgage-backed	2,876	2,981
Other asset-backed	3,227	3,085

Total	$54,136	$59,051

As of March 31, 2020, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 23%, 15%, 14% and 11%,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of March 31, 2020, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,566	37%	$2,590	37%
Industrial	1,646	24	1,670	24
Office	1,641	23	1,632	23
Apartments	548	8	541	8
Mixed use	279	4	281	4
Other	264	4	266	4

Subtotal	6,944	100%	6,980	100%

Unamortized balance of loan origination fees	—		(4)
Allowance for credit losses	(29)		(13)

Total	$6,915		$6,963

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,699	24%	$1,715	25%
Pacific	1,648	24	1,673	24
Middle Atlantic	980	14	992	14
Mountain	763	11	753	11
West North Central	485	7	488	7
East North Central	453	7	455	6
West South Central	451	6	433	6
New England	255	4	257	4
East South Central	210	3	214	3

Subtotal	6,944	100%	6,980	100%

Unamortized balance of loan origination fees	—		(4)
Allowance for credit losses	(29)		(13)

Total	$6,915		$6,963

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	March 31, 2020
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,566	$2,566
Industrial	—	—	—	—	1,646	1,646
Office	—	—	—	—	1,641	1,641
Apartments	—	—	—	—	548	548
Mixed use	—	—	—	—	279	279
Other	—	—	—	—	264	264

Total amortized cost	$—	$—	$—	$—	$6,944	$6,944

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2019
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,590	$2,590
Industrial	—	—	—	—	1,670	1,670
Office	—	—	—	—	1,632	1,632
Apartments	—	—	—	—	541	541
Mixed use	—	—	—	—	281	281
Other	—	—	—	—	266	266

Total recorded investment	$—	$—	$—	$—	$6,980	$6,980

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

For a discussion of our policy related to placing commercial mortgage loans on non-accrual
status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form
10-K.
As of March 31, 2020 and December 31, 2019, we had no commercial mortgage loans on non-accrual
status.
During the three months ended March 31, 2020 and the year ended December 31, 2019, we did not have any modifications or extensions that were considered troubled debt restructurings.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of or for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2020	2019
Allowance for credit losses:
Beginning balance	$13	$9
Cumulative effect of change in accounting	16	—
Provision	—	—
Write-offs	—	—
Recoveries	—	1

Ending balance	$29	$10

In evaluating the credit quality of commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. Certain risks associated with commercial mortgage loans can be evaluated by reviewing both the debt-to-value
and debt service coverage ratio to understand both the probability of the borrower not being able to make the necessary loan payments as well as the ability to sell the underlying property for an amount that would enable us to recover our unpaid principal balance in the event of default by the borrower. The average debt-to-value
ratio is based on our most recent estimate of the fair value for the underlying property which is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A lower debt-to-value
indicates that our loan value is more likely to be recovered in the event of default by the borrower if the property was sold. The debt service coverage ratio is based on “normalized” annual income of the property compared to the payments required under the terms of the

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
debt-to-value
of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2020
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$956	$587	$1,023	$—	$—	$2,566
Industrial	787	323	536	—	—	1,646
Office	550	353	738	—	—	1,641
Apartments	220	110	218	—	—	548
Mixed use	103	70	106	—	—	279
Other	55	69	140	—	—	264

Total amortized cost	$2,671	$1,512	$2,761	$—	$—	$6,944

% of total	38%	22%	40%	—%	—%	100%

Weighted-average debt service coverage ratio	2.31	1.82	1.55	—	—	1.90

	December 31, 2019
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$986	$579	$1,025	$—	$—	$2,590
Industrial	808	337	525	—	—	1,670
Office	529	380	723	—	—	1,632
Apartments	211	110	220	—	—	541
Mixed use	104	70	107	—	—	281
Other	56	69	141	—	—	266

Total recorded investment	$2,694	$1,545	$2,741	$—	$—	$6,980

% of total	39%	22%	39%	—%	—%	100%

Weighted-average debt service coverage ratio	2.32	1.81	1.55	—	—	1.90

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2020
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$65	$138	$601	$1,126	$636	$2,566
Industrial	24	50	217	655	700	1,646
Office	41	113	273	745	469	1,641
Apartments	16	31	130	186	185	548
Mixed use	3	18	37	105	116	279
Other	34	146	19	31	34	264

Total amortized cost	$183	$496	$1,277	$2,848	$2,140	$6,944

% of total	3%	7%	18%	41%	31%	100%

Weighted-average debt-to-value	58%	61%	63%	58%	41%	54%

	December 31, 2019
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$68	$141	$596	$1,148	$637	$2,590
Industrial	24	51	221	658	716	1,670
Office	44	89	277	751	471	1,632
Apartments	16	32	129	175	189	541
Mixed use	4	16	37	107	117	281
Other	34	147	20	31	34	266

Total recorded investment	$190	$476	$1,280	$2,870	$2,164	$6,980

% of total	3%	7%	18%	41%	31%	100%

Weighted-average debt-to-value	59%	61%	63%	58%	41%	54%

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of March 31, 2020:

(Amounts in millions)	2020	2019	2018	2017	2016	2015 and prior	Total
Debt-to-value:
0% - 50%	$4	$11	$33	$104	$118	$2,401	$2,671
51% - 60%	12	29	170	280	149	872	1,512
61% - 75%	91	763	800	351	240	516	2,761
76% - 100%	—	—	—	—	—	—	—
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$107	$803	$1,003	$735	$507	$3,789	$6,944

Debt service coverage ratio:
Less than 1.00	$—	$—	$34	$3	$—	$146	$183
1.00 - 1.25	24	12	107	74	13	266	496
1.26 - 1.50	16	360	261	97	88	455	1,277
1.51 - 2.00	53	358	507	324	275	1,331	2,848
Greater than 2.00	14	73	94	237	131	1,591	2,140

Total amortized cost	$107	$803	$1,003	$735	$507	$3,789	$6,944

Write-offs, gross	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—

Write-offs, net	$—	$—	$—	$—	$—	$—	$—

(f) Limited Partnerships or Similar Entities
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
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of March 31, 2020 and December 31, 2019, the total carrying value of these investments was $654 million and $616 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		March 31, 2020	December 31, 2019		March 31, 2020	December 31, 2019
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$1,002	$197	Other liabilities	$—	$10
Foreign currency swaps	Other invested assets	21	4	Other liabilities	—	—

Total cash flow hedges		1,023	201		—	10

Total derivatives designated as hedges		1,023	201		—	10

Derivatives not designated as hedges
Equity index options	Other invested assets	62	81	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	16	8	Other liabilities	14	1
GMWB embeddedderivatives	Reinsurance recoverable (1)	47	20	Policyholder account balances (2)	691	323
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	413	452
Indexed universal lifeembedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	21	19

Total derivatives not designated as hedges		125	109		1,139	795

Total derivatives		$1,148	$310		$1,139	$805

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2019	Additions	Maturities/ terminations	March 31, 2020
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,968	$1,158	$(1,102)	$9,024
Foreign currency swaps	Notional	110	—	—	110

Total cash flow hedges		9,078	1,158	(1,102)	9,134

Total derivatives designated as hedges		9,078	1,158	(1,102)	9,134

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Equity index options	Notional	2,451	509	(531)	2,429
Financial futures	Notional	1,182	1,651	(1,266)	1,567
Other foreign currency contracts	Notional	628	1,819	(1,308)	1,139

Total derivatives not designated as hedges		8,935	3,979	(3,105)	9,809

Total derivatives		$18,013	$5,137	$(4,207)	$18,943

(Number of policies)	Measurement	December 31, 2019	Additions	Maturities/ terminations	March 31, 2020
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	25,623	—	(561)	25,062
Fixed index annuity embedded derivatives	Policies	15,441	—	(317)	15,124
Indexed universal life embedded derivatives	Policies	884	—	(18)	866
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about the
pre-tax
income (loss) effects of cash flow hedges for the three months ended March 31, 2020:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$1,041	$43	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	4	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(63)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	17	—	Net investment income	—	Net investment gains (losses)

Total	$995	$47		$—

The following table provides information about the
pre-tax
income (loss) effects of cash flow hedges for the three months ended March 31, 2019:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$137	$38	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	6	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(12)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(3)	—	Net investment income	—	Net investment gains (losses)
Forward currency swaps	—	—	Net investment gains (losses)	2	Net investment gains (losses)

Total	$122	$44		$2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2020	2019
Derivatives qualifying as effective accounting hedges as of January 1	$2,002	$1,781
Current period increases (decreases) in fair value, net of deferred taxes of $(212) and $(25)	783	97
Reclassification to net (income) loss, net of deferred taxes of $17 and $16	(30)	(28)

Derivatives qualifying as effective accounting hedges as of March 31	$2,755	$1,850

The total of derivatives designated as cash flow hedges of $2,755 million, net of taxes, recorded in stockholders’ equity as of March 31, 2020 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $120 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the three months ended March 31, 2020 and 2019, we reclassified $2 million and $4 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring.
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

	Three months ended March 31,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2020	2019
Interest rate swaps	$(10)	$(1)	Net investment gains (losses)
Equity index options	(13)	17	Net investment gains (losses)
Financial futures	261	(44)	Net investment gains (losses)
Other foreign currency contracts	(47)	—	Net investment gains (losses)
GMWB embedded derivatives	(336)	45	Net investment gains (losses)
Fixed index annuity embedded derivatives	32	(38)	Net investment gains (losses)
Indexed universal life embedded derivatives	4	1	Net investment gains (losses)

Total derivatives not designated as hedges	$(109)	$(20)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2020			December 31, 2019
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (2)	Net derivatives	Derivative assets (1)	Derivative liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$1,102	$14	$1,088	$291	$11	$280
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	1,102	14	1,088	291	11	280
Gross amounts not offset in the balance sheet:
Financial instruments (3)	—	—	—	(7)	(7)	—
Collateral received	(1,016)	—	(1,016)	(179)	—	(179)
Collateral pledged	—	(451)	451	—	(405)	405
Over collateralization	42	437	(395)	18	401	(383)

Net amount	$128	$—	$128	$123	$—	$123

(1)	Included $1 million of accruals on derivatives classified as other assets as of March 31, 2020 and December 31, 2019 and does not include amounts related to embedded derivatives as of March 31, 2020 and December 31, 2019.

(2)	Does not include amounts related to embedded derivatives as of March 31, 2020 and December 31, 2019.

(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

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
Further, while we consider the valuations provided by pricing services and broker quotes to be of high quality, management determines the fair value of our investment securities after considering all relevant and available information.
In general, we first obtain valuations from pricing services. If prices are unavailable from public pricing services, we obtain broker quotes. For all securities, excluding certain private fixed maturity securities, if neither a pricing service nor broker quotes valuation is available, we determine fair value using internal models. For certain private fixed maturity securities where we do not obtain valuations from pricing services, we utilize an internal model to determine fair value since transactions for identical securities are not readily observable and these securities are not typically valued by pricing services.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase)
in
the fair value for our fixed maturity securities as of March 31, 2020.
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
A summary of the inputs used for our fixed maturity
 securities
, short-term investments and equity securities based on the level in which instruments are classified is included below. We have combined certain classes of instruments together as the nature of the inputs is similar.
Level 1 measurements
Equity securities.
The primary inputs to the valuation of exchange-traded equity securities include quoted prices for the identical instrument.
Separate account assets.
The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.
Level 2 measurements
Fixed maturity securities
•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, approximately 91% of our portfolio was priced using third-party pricing sources as of March 31, 2020. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by third-party pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our third-party pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2020:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$5,771	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$2,781	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. go v ernment	$1,185	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$27,844	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS- based models
Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$7,702	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential m o rtgage-backed	$2,249	OAS-based models, single factor binomial models, internally priced
Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,981	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model
Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,967	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers
Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•
Internal models:
A portion of our
non-U.S.
government, U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $15 million, $1,120 million and $568 million, respectively, as of March 31, 2020. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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
Level 3 measurements
Fixed maturity securities
•
Broker quotes:
A portion of our state and political subdivisions,
non-U.S.
government, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $675 million as of March 31, 2020.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans,

3
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,193 million as of March 31, 2020.

Equity securities.
The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.
Net asset value
Limited partnerships
Limited partnerships are valued based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the underlying instrument. We utilize the net asset value (“NAV”) f rom
the underlying fund statements as a practical expedient for fair value.
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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of March 31, 2020, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
3
8

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
Non-performance
risk is integrated into the discount rate used to value GMWB liabilities. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the GMWB liabilities. As of March 31, 2020 and December 31, 2019, the impact of non-performance
risk resulted in a lower fair value of our GMWB liabilities of $112 million and $62 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance
risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance
risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of March 31, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Fixed index annuity embedded derivatives
We have fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of March 31, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Indexed universal life embedded derivatives
We have indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of March 31, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,771	$—	$5,771	$—	$—
State and political subdivisions	2,864	—	2,781	83	—
Non-U.S. government	1,201	—	1,200	1	—
U.S. corporate:
Utilities	4,867	—	4,024	843	—
Energy	2,092	—	1,968	124	—
Finance and insurance	7,623	—	7,113	510	—
Consumer—non-cyclical	5,685	—	5,597	88	—
Technology and communications	3,275	—	3,214	61	—
Industrial	1,345	—	1,308	37	—
Capital goods	2,664	—	2,574	90	—
Consumer—cyclical	1,719	—	1,540	179	—
Transportation	1,473	—	1,430	43	—
Other	334	—	196	138	—

Total U.S. corporate	31,077	—	28,964	2,113	—

Non-U.S. corporate:
Utilities	765	—	410	355	—
Energy	1,098	—	862	236	—
Finance and insurance	2,111	—	1,888	223	—
Consumer—non-cyclical	674	—	616	58	—
Technology and communications	1,109	—	1,082	27	—
Industrial	911	—	819	92	—
Capital goods	561	—	426	135	—
Consumer—cyclical	362	—	198	164	—
Transportation	603	—	495	108	—
Other	1,605	—	1,474	131	—

Total non-U.S. corporate	9,799	—	8,270	1,529	—

Residential mortgage-backed	2,273	—	2,249	24	—
Commercial mortgage-backed	2,981	—	2,981	—	—
Other asset-backed	3,085	—	2,967	118	—

Total fixed maturity securities	59,051	—	55,183	3,868	—

Equity securities	188	43	95	50	—

Other invested assets:
Derivative assets:
Interest rate swaps	1,002	—	1,002	—	—
Foreign currency swaps	21	—	21	—	—
Equity index options	62	—	—	62	—
Other foreign currency contracts	16	—	16	—	—

Total derivative assets	1,101	—	1,039	62	—

Securities lending collateral	58	—	58	—	—
Short-term investments	172	—	172	—	—
Limited partnerships	518	—	—	—	518

Total other invested assets	1,849	—	1,269	62	518

Reinsurance recoverable (2)	47	—	—	47	—
Separate account assets	4,967	4,967	—	—	—

Total assets	$66,102	$5,010	$56,547	$4,027	$518

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,025	$—	$5,025	$—	$—
State and political subdivisions	2,747	—	2,645	102	—
Non-U.S. government	1,350	—	1,350	—	—
U.S. corporate:
Utilities	4,997	—	4,132	865	—
Energy	2,699	—	2,570	129	—
Finance and insurance	7,774	—	7,202	572	—
Consumer—non-cyclical	5,701	—	5,607	94	—
Technology and communications	3,245	—	3,195	50	—
Industrial	1,396	—	1,356	40	—
Capital goods	2,711	—	2,609	102	—
Consumer—cyclical	1,760	—	1,587	173	—
Transportation	1,506	—	1,428	78	—
Other	322	—	186	136	—

Total U.S. corporate	32,111	—	29,872	2,239	—

Non-U.S. corporate:
Utilities	829	—	455	374	—
Energy	1,319	—	1,072	247	—
Finance and insurance	2,319	—	2,085	234	—
Consumer—non-cyclical	684	—	625	59	—
Technology and communications	1,138	—	1,110	28	—
Industrial	988	—	884	104	—
Capital goods	605	—	444	161	—
Consumer—cyclical	397	—	250	147	—
Transportation	629	—	438	191	—
Other	1,617	—	1,477	140	—

Total non-U.S. corporate	10,525	—	8,840	1,685	—

Residential mortgage-backed	2,270	—	2,243	27	—
Commercial mortgage-backed	3,026	—	3,020	6	—
Other asset-backed	3,285	—	3,153	132	—

Total fixed maturity securities	60,339	—	56,148	4,191	—

Equity securities	239	62	126	51	—

Other invested assets:
Derivative assets:
Interest rate swaps	197	—	197	—	—
Foreign currency swaps	4	—	4	—	—
Equity index options	81	—	—	81	—
Other foreign currency contracts	8	—	8	—	—

Total derivative assets	290	—	209	81	—

Securities lending collateral	51	—	51	—	—
Short-term investments	211	—	211	—	—
Limited partnerships	503	—	—	—	503

Total other invested assets	1,055	—	471	81	503

Reinsurance recoverable (2)	20	—	—	20	—
Separate account assets	6,108	6,108	—	—	—

Total assets	$67,761	$6,170	$56,745	$4,343	$503

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2020	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2020	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$102	$1	$(19)	$—	$—	$—	$(1)	$—	$—	$83	$1	$(19)
Non-U.S. government	—	—	—	—	—	—	—	1	—	1	—	—
U.S. corporate:
Utilities	865	—	(25)	—	—	—	—	16	(13)	843	—	(23)
Energy	129	—	(15)	10	(21)	—	(1)	22	—	124	—	(14)
Finance and insurance	572	2	(31)	—	—	—	(12)	—	(21)	510	—	(28)
Consumer— non-cyclical	94	—	(6)	—	—	—	—	—	—	88	—	(6)
Technology and communications	50	—	(4)	20	—	—	—	—	(5)	61	—	(4)
Industrial	40	—	(3)	—	—	—	—	—	—	37	—	(2)
Capital goods	102	—	(8)	—	—	—	(4)	—	—	90	—	(8)
Consumer—cyclical	173	—	(7)	—	—	—	(2)	15	—	179	—	(7)
Transportation	78	—	(4)	—	—	—	(1)	—	(30)	43	—	(1)
Other	136	—	(1)	5	—	—	(2)	—	—	138	—	(1)

Total U.S. corporate	2,239	2	(104)	35	(21)	—	(22)	53	(69)	2,113	—	(94)

Non-U.S. corporate:
Utilities	374	—	(20)	11	—	—	—	21	(31)	355	—	(20)
Energy	247	—	(30)	—	—	—	—	19	—	236	—	(30)
Finance and insurance	234	1	(41)	15	—	—	—	21	(7)	223	1	(40)
Consumer— non-cyclical	59	—	(3)	8	—	—	—	1	(7)	58	—	(3)
Technology and communications	28	—	(1)	—	—	—	—	—	—	27	—	(1)
Industrial	104	—	(7)	—	—	—	(5)	—	—	92	—	(6)
Capital goods	161	1	(11)	—	—	—	(16)	—	—	135	—	(11)
Consumer—cyclical	147	—	(15)	4	—	—	(4)	32	—	164	—	(15)
Transportation	191	—	(9)	—	—	—	—	—	(74)	108	—	(5)
Other	140	—	(9)	—	—	—	(1)	1	—	131	—	(9)

Total non-U.S. corporate	1,685	2	(146)	38	—	—	(26)	95	(119)	1,529	1	(140)

Residential mortgage-backed	27	—	(1)	—	—	—	—	1	(3)	24	—	(1)
Commercial mortgage-backed	6	—	1	—	—	—	—	—	(7)	—	—	—
Other asset-backed	132	—	(4)	9	—	—	(17)	—	(2)	118	—	(5)

Total fixed maturity securities	4,191	5	(273)	82	(21)	—	(66)	150	(200)	3,868	2	(259)

Equity securities	51	—	—	—	(1)	—	—	—	—	50	—	—

Other invested assets:
Derivative assets:
Equity index options	81	(13)	—	11	—	—	(17)	—	—	62	(3)	—

Total derivative assets	81	(13)	—	11	—	—	(17)	—	—	62	(3)	—

Total other invested assets	81	(13)	—	11	—	—	(17)	—	—	62	(3)	—

Reinsurance recoverable (2)	20	26	—	—	—	1	—	—	—	47	26	—

Total Level 3 assets	$4,343	$18	$(273)	$93	$(22)	$1	$(83)	$150	$(200)	$4,027	$25	$(259)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2019	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2019	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
State and political subdivisions	$51	$1	$—	$—	$—	$—	$—	$—	$—	$52	$1
U.S. corporate:
Utilities	643	—	22	14	(1)	—	(2)	72	—	748	—
Energy	121	—	4	—	—	—	(10)	—	—	115	—
Finance and insurance	534	—	23	30	—	—	(4)	7	—	590	—
Consumer— non-cyclical	73	—	2	—	—	—	(10)	9	—	74	—
Technology and communications	50	—	2	—	—	—	—	—	—	52	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	92	—	3	—	—	—	—	—	—	95	—
Consumer—cyclical	211	—	7	—	(13)	—	(1)	—	(9)	195	—
Transportation	57	—	1	4	—	—	(8)	—	—	54	—
Other	178	—	3	22	—	—	(12)	8	—	199	—

Total U.S. corporate	1,998	—	68	70	(14)	—	(47)	96	(9)	2,162	—

Non-U.S. corporate:
Utilities	404	—	16	30	—	—	—	—	(15)	435	—
Energy	217	—	7	1	—	—	(4)	—	—	221	—
Finance and insurance	171	1	11	5	—	—	—	—	(6)	182	1
Consumer— non-cyclical	106	2	3	—	—	—	(44)	—	—	67	—
Technology and communications	26	—	1	—	—	—	—	—	—	27	—
Industrial	61	—	2	—	—	—	—	—	—	63	—
Capital goods	173	—	6	5	—	—	(11)	—	—	173	—
Consumer—cyclical	122	—	6	—	—	—	(3)	—	—	125	—
Transportation	171	—	6	15	—	—	—	—	—	192	—
Other	81	—	4	—	—	—	(1)	6	—	90	—

Total non-U.S. corporate	1,532	3	62	56	—	—	(63)	6	(21)	1,575	1

Residential mortgage- backed	35	—	—	—	—	—	—	—	—	35	—
Commercial mortgage- backed	95	—	2	1	—	—	—	—	—	98	—
Other asset-backed	154	—	1	54	—	—	(13)	1	—	197	—

Total fixed maturity securities	3,865	4	133	181	(14)	—	(123)	103	(30)	4,119	2

Equity securities	58	—	—	—	(3)	—	—	—	—	55	—

Other invested assets:
Derivative assets:
Equity index options	39	17	—	12	—	—	(8)	—	—	60	12

Total derivative assets	39	17	—	12	—	—	(8)	—	—	60	12

Total other invested assets	39	17	—	12	—	—	(8)	—	—	60	12

Reinsurance recoverable (2)	20	(3)	—	—	—	1	—	—	—	18	(3)

Total Level 3 assets	$3,982	$18	$133	$193	$(17)	$1	$(131)	$103	$(30)	$4,252	$11

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2020	2019
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$ —	$4
Net investment gains (losses)	18	14

Total	$ 18	$18

Net gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$ —	$2
Net investment gains (losses)	25	9

Total	$ 25	$11

The amount presented for realized and unrealized gains (losses) included in net income (loss) for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

4
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2020:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$757	Credit spreads	202bps - 667bps	286bps
Energy	Internal models	17	Credit spreads	297bps - 659bps	490bps
Finance and insurance	Internal models	457	Credit spreads	215bps - 579bps	348bps
Consumer— non-cyclical	Internal models	88	Credit spreads	222bps - 659bps	424bps
Technology and communications	Internal models	61	Credit spreads	264bps - 559bps	354bps
Industrial	Internal models	37	Credit spreads	524bps - 882bps	628bps
Capital goods	Internal models	90	Credit spreads	345bps - 524bps	409bps
Consumer—cyclical	Internal models	153	Credit spreads	249bps - 534bps	356bps
Transportation	Internal models	43	Credit spreads	150bps - 367bps	270bps
Other	Internal models	138	Credit spreads	213bps - 282bps	225bps

Total U.S. corporate	Internal models	$1,841	Credit spreads	150bps - 882bps	326bps

Non-U.S. corporate:
Utilities	Internal models	$355	Credit spreads	233bps - 387bps	312bps
Energy	Internal models	102	Credit spreads	345bps - 396bps	364bps
Finance and insurance	Internal models	166	Credit spreads	263bps - 435bps	367bps
Consumer— non-cyclical	Internal models	56	Credit spreads	212bps - 363bps	327bps
Technology and communications	Internal models	27	Credit spreads	345bps - 363bps	351bps
Industrial	Internal models	92	Credit spreads	212bps - 534bps	340bps
Capital goods	Internal models	135	Credit spreads	212bps - 534bps	455bps
Consumer— cyclical	Internal models	43	Credit spreads	241bps - 396bps	338bps
Transportation	Internal models	108	Credit spreads	222bps - 534bps	387bps
Other	Internal models	130	Credit spreads	244bps - 799bps	441bps

Total non-U.S. corporate	Internal models	$1,214	Credit spreads	212bps - 799bps	365bps

Derivative assets:
Equity index options	Discounted cash flows	$62	Equity index volatility	6% - 48%	27%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$691	$—	$—	$691
Fixed index annuity embedded derivatives	413	—	—	413
Indexed universal life embedded derivatives	21	—	—	21

Total policyholder account balances	1,125	—	—	1,125

Derivative liabilities:
Other foreign currency contracts	14	—	14	—

Total derivative liabilities	14	—	14	—

Total liabilities	$1,139	$—	$14	$1,125

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$—	$—	$323
Fixed index annuity embedded derivatives	452	—	—	452
Indexed universal life embedded derivatives	19	—	—	19

Total policyholder account balances	794	—	—	794

Derivative liabilities:
Interest rate swaps	10	—	10	—
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	11	—	11	—

Total liabilities	$805	$—	$11	$794

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2020	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2020	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$362	$—	$—	$—	$6	$—	$—	$—	$691	$368	$—
Fixed index annuityembedded derivatives	452	(32)	—	—	—	—	(7)	—	—	413	(32)	—
Indexed universal life embedded derivatives	19	(4)	—	—	—	6	—	—	—	21	(4)	—

Total policyholder account balances	794	326	—	—	—	12	(7)	—	—	1,125	332	—

Total Level 3 liabilities	$794	$326	$—	$—	$—	$12	$(7)	$—	$—	$1,125	$332	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2019	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2019	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$(48)	$—	$—	$—	$6	$—	$—	$—	$295	$(44)
Fixed index annuity embedded derivatives	389	38	—	—	—	—	(4)	—	—	423	38
Indexed universal life embedded derivatives	12	(1)	—	—	—	2	—	—	—	13	(1)

Total policyholder account balances	738	(11)	—	—	—	8	(4)	—	—	731	(7)

Total Level 3 liabilities	$738	$(11)	$—	$—	$—	$8	$(4)	$—	$—	$731	$(7)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2020	2019
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—
Net investment (gains) losses	326	(11)

Total	$326	$(11)

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	332	(7)

Total	$332	$(7)

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
The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2020:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
			Withdrawal utilization rate	56% - 88%	73%
			Lapse rate	2% - 9%	3%
			Non-performance risk (credit spreads)	83bps - 95bps	86bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$691	Equity index volatility	22% - 35%	26%
Fixed index annuity embedded derivatives	Option budget method	$413	Expected future interest credited	— % - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$21	Expected future interest credited	3% - 13%	5%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
(2)
Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance. The unobservable inputs associated with GMWB embedded derivatives are not interrelated and therefore, a directional change in one input will not affect the other inputs.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and Liabilities Not Required to Be Carried at Fair Value
Assets and liabilities that are reflected in the accompanying unaudited condensed consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash, cash equivalents and restricted cash, short-term investments, investment securities, separate accounts, securities held as collateral and derivative instruments. Apart from certain of our borrowings and certain marketable securities, few of the instruments are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.
The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2020
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans	(1)	$6,915	$7,231	$—	$—	$7,231
Other invested assets	(1)	450	459	—	41	418
Liabilities:
Long-term borrowings	(1)	2,851	2,334	—	2,211	123
Investment contracts	(1)	11,500	12,438	—	—	12,438
Other firm commitments:
Commitments to fund limited partnerships	1,018	—	—	—	—	—
Commitments to fund bank loan investments	29	—	—	—	—	—
Ordinary course of business lending commitments	122	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2019
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans	(1)	$6,963	$7,239	$—	$—	$7,239
Other invested assets	(1)	432	432	—	49	383
Liabilities:
Long-term borrowings	(1)	3,277	3,093	—	2,951	142
Non-recourse funding obligations	(1)	311	207	—	—	207
Investment contracts	(1)	11,466	12,086	—	—	12,086
Other firm commitments:
Commitments to fund limited partnerships	976	—	—	—	—	—
Commitments to fund bank loan investments	52	—	—	—	—	—
Ordinary course of business lending commitments	69	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

(7) Liability for Policy and Contract Claims
The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2020	2019
Beginning balance	$10,958	$10,295
Less reinsurance recoverables	(2,406)	(2,379)

Net beginning balance	8,552	7,916

Incurred related to insured events of:
Current year	1,028	962
Prior years	(105)	(77)

Total incurred	923	885

Paid related to insured events of:
Current year	(129)	(162)
Prior years	(728)	(660)

Total paid	(857)	(822)

Interest on liability for policy and contract claims	102	93
Foreign currency translation	(29)	1

Net ending balance	8,691	8,073
Add reinsurance recoverables	2,441	2,375

Ending balance	$11,132	$10,448

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
For the three months ended March 31, 2020, the favorable development of $105 million related to insured events of prior years was primarily attributable to our long-term care insurance business largely from favorable development on prior year incurred but not reported claims and favorable experience on pending claims that terminated before becoming an active claim.
(8) Reinsurance
The following table sets forth the changes in the allowance for credit losses related to reinsurance recoverables as of or for the three months ended March 31, 2020:

(Amounts in millions)
Allowance for credit losses:
Beginning balance	$—
Cumulative effect of change in accounting	40
Provision	2
Write-offs	—
Recoveries	—

Ending balance	$42

As discussed in note 2, our policy for evaluating and measuring the allowance for credit losses related to reinsurance recoverables utilizes the reinsurer’s credit rating, updated quarterly, to assess the credit quality of reinsurance recoverables. The following table sets forth A.M. Best Company, Inc.’s (“A.M. Best”) credit ratings related to our reinsurance recoverables, gross of the allowance for credit losses, as of March 31, 2020:

(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$503	$503
A+	1,296	1,438	2,734
A	20	56	76
A-	—	1	1
B+	—	3	3
Not rated	13,722	83	13,805

Total reinsurance recoverabl e	$15,038	$2,084	$17,122

We have several significant reinsurance transactions (“Reinsurance Transactions”) with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, General Electric Company (“GE”). In the Reinsurance Transactions, we ceded to UFLIC in-force
blocks of structured settlements issued prior to 2004, substantially all of our in-force
blocks of variable annuities issued prior to 2004 and a block of long-term care insurance policies that we reinsured in 2000 from legal entities now a part of Brighthouse Life Insurance Company. Although we remain directly liable under these contracts and policies as the ceding insurer, the

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims-paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, GE is obligated to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) at not less than 150% of its company action level, as defined by the National Association of Insurance Commissioners (“NAIC”).
As of March 31, 2020 and December 31, 2019, we had a reinsurance recoverable of $13,718 million and $13,752 million, respectively, with UFLIC. In March 2019, upon UFLIC’s request, A.M. Best withdrew UFLIC’s credit rating. We had no impact from this action as UFLIC has trust accounts and a guarantee from its parent, as discussed above, and is sufficiently collateralized. Accordingly, the reinsurance recoverable with UFLIC is fully collectible and no allowance for credit losses was recorded as of March 31, 2020.
Reinsurance recoverables are considered past due when contractual payments have not been received from the reinsurer by the required payment date. Claims submitted for payment are generally due in less than one year. As of March 31, 2020, we did not have any reinsurance recoverables past due, except for Scottish Re US Inc. (“Scottish Re”), a reinsurance company domiciled in Delaware. On March 6, 2019, Scottish Re was ordered into receivership for the purposes of rehabilitation by the Court of Chancery of the State of Delaware. It was contemplated that a plan of rehabilitation for Scottish Re, if feasible, would be filed and approved within 120 days of the Rehabilitation Order. The plan of rehabilitation was scheduled to be provided by March 30, 2020 but given the impact of
COVID-19,
Scottish Re has requested more time and to date, the plan of rehabilitation has not been filed. As of March 31, 2020, amounts past due related to Scottish Re were $11 million, all of which was included in the allowance for credit losses. However, we expect to recover the remaining balance of claims submitted to Scottish Re through rehabilitation and will continue to monitor the plan of rehabilitation and the expected recovery of the claims balance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) Borrowings
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	March 31, 2020	December 31, 2019
Genworth Holdings (1)
7.70% Senior Notes, due 2020	$—	$397
7.20% Senior Notes, due 2021	378	382
7.625% Senior Notes, due 2021	691	701
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	2,763	3,174
Bond consent fees	(23)	(25)
Deferred borrowing charges	(11)	(12)

Total Genworth Holdings	2,729	3,137

Australia (2)
Floating Rate Junior Subordinated Notes, due 2025	122	140

Total Australia	122	140

Total	$2,851	$3,277

(1)	We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
(2)	Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited, our indirect majority-owned subsidiary, who has the option to redeem the notes at face value beginning on July 3, 2020, subject to the Australian Prudential Regulation Authority’s prior written approval.

On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020 for a pre-tax
loss of $9 million. The senior notes were fully redeemed with a cash payment of $409 million, comprised of the outstanding principal balance of $397 million, accrued interest of $3 million and a make-whole premium of $9 million.
In March 2020, Genworth Holdings repurchased $14 million principal amount of its senior notes with 2021 maturity date
s
for a
pre-tax
gain of $1 million and paid accrued interest thereon. In April 2020, Genworth Holdings repurchased an additional $36 million principal amount of its senior notes with 2021 maturity date
s
for a
pre-tax
gain of $2 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(b)
Non-Recourse
Funding Obligations
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont Life Insurance Company I (“Rivermont I”) redeemed all of its $315 million of outstanding non-recourse
funding obligations due in
2050
. The early redemption resulted in a
pre-tax
loss of $
4
 million from the
write-off
of deferred borrowing costs.
(10) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%
Increase (reduction) in rate resulting from:
Swaps terminated prior to the TCJA (1)	(6.7)	4.6
Effect of foreign operations	0.8	4.1
Stock-based compensation	(2.1)	—
Nondeductible expenses	(1.1)	—
Other, net	0.3	(0.6)

Effective rate	12.2%	29.1%

(1)	Tax Cuts and Jobs Act
The decrease in the effective tax rate for the three months ended March 31, 2020 was primarily attributable to tax expense on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income, in relation to a pre-tax
loss in the current year. The decrease was also attributable to a lower tax expense related to foreign operations and higher stock-based compensation in relation to a pre-tax
loss in the current year.
(11) Segment Information
We have the following four operating business segments: U.S. Mortgage Insurance; Australia Mortgage Insurance; U.S. Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of non-strategic
products which have not been actively sold since 2011). In addition to our four operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
differences between U.S. GAAP and local tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.
The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year.
We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax
effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating
items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse
funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating
items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of estimated future credit losses
, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to
Genworth
Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating
items are also excluded from adjusted operating income (loss) available to
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
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income assume a 21% tax rate for our domestic segments and a 30% tax rate for our Australia

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Mortgage Insurance segment and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.
In January 2020, we paid a
pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont I, our indirect wholly-owned special purpose consolidated

captive insurance
sub
sidiary
, early redeemed all of its $
315
 million outstanding
non-recourse
funding obligations originally due in
2050
resultin
g
in
a
pre-tax
loss of $
4
 million from the
write-off
of deferred borrowing costs. We also repurchased $
14
 million principal amount of
Genworth
Holdings’ senior notes
with
2021
maturity dates
for a
pre-tax
gain of $
1
 million in the first quarter of
2020
. These transactions were excluded from adjusted operating income as they relate to gains (losses) on the early extinguishment of debt.
We recorded a
pre-tax
expense of $1 million and $4 million in the first quarters of 2020 and 2019, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2020	2019
Revenues:
U.S. Mortgage Insurance segment	$261	$223
Australia Mortgage Insurance segment	27	110
U.S. Life Insurance segment:
Long-term care insurance	1,006	1,114
Life insurance	348	372
Fixed annuities	133	159

U.S. Life Insurance segment	1,487	1,645

Runoff segment	7	82
Corporate and Other activities	55	(16)

Total revenues	$1,837	$2,044

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2020	2019
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(66)	$174
Add: net income (loss) from continuing operations attributable to noncontrolling interests	(6)	20
Add: net income from discontinued operations attributable to noncontrolling interests	—	36

Net income (loss)	(72)	230
Less: income from discontinued operations, net of taxes	—	62

Income (loss) from continuing operations	(72)	168
Less: net income (loss) from continuing operations attributable to noncontrolling interests	(6)	20

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(66)	148
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	115	(71)
Losses on early extinguishment of debt	12	—
Expenses related to restructuring	1	4
Taxes on adjustments	(29)	14

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$33	$95

(1)	For the three months ended March 31, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(11) and $(2) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $(26) million and $6 million, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31,
(Amounts in millions)	2020	2019
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$148	$124
Australia Mortgage Insurance segment	9	14
U.S. Life Insurance segment:
Long-term care insurance	1	(20)
Life insurance	(77)	(2)
Fixed annuities	6	17

U.S. Life Insurance segment	(70)	(5)

Runoff segment	(13)	20
Corporate and Other activities	(41)	(58)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$33	$95

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	March 31, 2020	December 31, 2019
Assets:
U.S. Mortgage Insurance segment	$4,542	$4,504
Australia Mortgage Insurance segment	2,146	2,406
U.S. Life Insurance segment	80,564	81,640
Runoff segment	9,502	9,953
Corporate and Other activities	2,090	2,839

Total assets	$98,844	$101,342

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
al.,
in the High Court of Justice, Business and Property Courts of England and Wales. In the action, AXA initially sought in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited (“FICL”) and Financial Assurance Company Limited (“FACL”), relating to alleged remediation it has paid to customers who purchased payment protection insurance (“PPI”). In February 2018, we served a Particulars of Defence and counterclaim against AXA, and also served other counterclaims against various parties, including Santander Cards UK Limited (“Santander”), alleging that Santander is responsible for any remediation paid to PPI customers. AXA and Santander applied to the Court for orders dismissing or staying the counterclaims. A hearing on those applications was held in October 2018, and the Court dismissed our counterclaims. On November 15, 2018, AXA amended its claim and updated its demand to £237 million. We filed our amended Particulars of Defence and amended counterclaim on December 13, 2018, seeking, among other forms of relief, a declaration that in the event we make any payment to AXA pursuant to the indemnity, we are subrogated to FICL’s and FACL’s rights against Santander with respect to those amounts. On February 25, 2019, AXA amended its claim and updated its demand to £265 million. The Court held a case management conference and hearing on February 26, 2019. Santander, FICL and FACL consented to be joined as parties to the proceedings and consented to allow Genworth to amend its pleadings to include the subrogation declarations to reflect the additional parties. On March 29, 2019, AXA, FICL, FACL and Santander filed their respective responses to our amended counterclaim. On June 21, 2019, we filed an application to address certain deficiencies in AXA’s discovery production. On July 18, 2019, we reached an agreement with AXA and Santander regarding our discovery application. The hearing on liability and subrogation matters concluded on November 12, 2019. On December 6, 2019, the Court issued its judgment, ruling in AXA’s favor with respect to its claim against Genworth for 90% of AXA’s payment of PPI mis-selling
losses. The Court further ruled, among other matters, that Genworth is not entitled to be subrogated to the rights of FICL/FACL against Santander or require AXA to assert reasonable defenses with respect to PPI mis-selling
claims. In January 2020, we made an interim payment to AXA for approximately $134 million, which was previously accrued in December 2019 in connection with the aforementioned Court ruling. See note 14 for additional details related to the sale of our lifestyle protection insurance business and amounts recorded related to income (loss) from discontinued operations. On January 10, 2020, Genworth applied to the English Court of Appeal (Civil Division) for permission to appeal certain aspects of the December 6, 2019 judgment including, among other matters, the Court’s determination that Genworth is not entitled to be subrogated to the rights of FICL/FACL against Santander or require AXA to assert reasonable defenses with respect to PPI mis-selling
claims.
On March 16, 2020, the English Court of Appeal (Civil Division) denied permission for Genworth to appeal certain aspects of the December 6, 2019 judgment
.

The damages hearing has been postponed and is now scheduled to commence on June
15
,
2020
. Although AXA’s current amended and updated demand is for £
265

million, AXA also alleges, as previously disclosed, that it is incurring losses on an ongoing basis and therefore that further significantly larger sums will be demanded. To date, AXA has submitted to us invoices claiming aggregate losses of approximately £489 million, of which £100 million was paid in January 2020. In the event AXA amends its claim to demand any such amounts or different amounts, the actual losses to which AXA may be entitled will need to be demonstrated as part of the damages hearing, and any claimed amounts may increase further, including as a result of claimed entitlements to a tax gross up for a total possible additional loss of £
115

million or more. At this time, we are uncertain of the ultimate outcome of the damages hearing, therefore, we are unable to estimate any additional loss, or amounts that may be due or demanded under Court ruling. We intend to continue to vigorously defend this action.
In September 2018, Genworth Life and Annuity Insurance
C
ompany (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges we re
imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality
factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. We intend to continue to vigorously defend the dismissal of this action.
In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, GFIH and Genworth Life Insurance Company (“GLIC”) were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned
Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth Canada from being transferred out of GFIH. On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief from their August 7, 2019 motion with an exception that allowed GFIH to transfer $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay off of a senior secured term loan facility dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019, and plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividends GLIC paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to $15 million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. On March 27, 2020, we filed our answer to plaintiffs’ amended complaint. We intend to continue to vigorously defend this action.

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
5

million. On March 12, 2019, we moved to dismiss plaintiffs’ complaint. On March 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on April 1, 2019. In July 2019, the Court heard oral arguments on our motion to dismiss. On August 29, 2019, the Court issued an order granting our motion to dismiss the claim with regard to breach of contract, but denied our motion with regard to fraudulent omission, fraudulent inducement and violation of the Pennsylvania Unfair Trade Practices and Consumer Protection law. On September 20, 2019, plaintiffs filed an amended complaint, dropping Genworth Financial as a defendant and reducing their causes of action from four counts to two: fraudulent inducement by omission and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (on behalf of the two named plaintiffs who are Pennsylvania residents). The parties engaged in a mediation process and, on October 22, 2019, reached an agreement in principle to settle this matter on a nationwide basis. On November 22, 2019, plaintiffs filed an amended complaint, adding Genworth Life Insurance Company of New York (“GLICNY”) as a defendant and expanding the class to all fifty states and the District of Columbia. On January 15, 2020, the Court preliminarily approved the settlement and set the final approval hearing for July 10, 2020. On March 26, 2020, the parties filed a Joint Motion for Leave to Amend certain aspects of the settlement, which was approved by the Court on March 31, 2020. On April 10, 2020, the Indiana Department of Insurance filed a Motion to Intervene and Motion to Stay, seeking to stay the current schedule for class settlement and delay the date of the final approval hearing in light of disruptions caused by
COVID-19.
On April 14, 2020, the class administrator sent out class notices to potential settlement class members. On April 17, 2020, plaintiffs filed their opposition to the Indiana Department of Insurance’s motion to stay. Based on the Court’s preliminary approval of the settlement, we do not anticipate the outcome of this matter
to have a material adverse impact on our results of operations or financial position. If the court does not approve the final settlement, we intend to continue to vigorously defend this action.
On April 6, 2020, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia,
captioned Brighton Trustees, LLC, on behalf of and as trustee for Diamond LS Trust; and Bank of Utah, solely as securities intermediary for Diamond LS Trust; on behalf of themselves and all others similarly situated v. Genworth Life and Annuity Insurance Company.
Plaintiff seeks to represent life insurance policyholders, alleging that GLAIC subjected policyholders to an unlawful and excessive cost of insurance increase. Plaintiff also alleges that the cost of insurance increase was not applied uniformly to policyholders, and that GLAIC improperly refused to provide reports on illustrative future death benefits and policy values to policyholders. The Complaint asserts claims for breach of contract and injunctive relief, and seeks damages in excess of $5 million, restitution, reinstatement of lapsed and/or surrendered policies, and equitable relief. We intend to vigorously defend this action.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.
(b) Commitments
As of March 31, 2020, we were committed to fund $1,018 million in limited partnership investments, $113 million in U.S. commercial mortgage loan investments and $9 million in private placement investments. As of March 31, 2020, we were also committed to fund $29 million of bank loan investments which had not yet been drawn.
(13) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2020	$1,456	$2,002	$(25)	$3,433
OCI before reclassifications	(314)	783	(98)	371
Amounts reclassified from (to) OCI	(6)	(30)	—	(36)

Current period OCI	(320)	753	(98)	335

Balances as of March 31, 2020 before noncontrolling interests	1,136	2,755	(123)	3,768

Less: change in OCI attributable to noncontrolling interests	(4)	—	(43)	(47)

Balances as of March 31, 2020	$1,140	$2,755	$(80)	$3,815

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2019	$595	$1,781	$(332)	$2,044
OCI before reclassifications	427	97	54	578
Amounts reclassified from (to) OCI	(47)	(28)	—	(75)

Current period OCI	380	69	54	503

Balances as of March 31, 2019 before noncontrolling interests	975	1,850	(278)	2,547

Less: change in OCI attributable to noncontrolling interests	32	—	23	55

Balances as of March 31, 2019	$943	$1,850	$(301)	$2,492

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The foreign currency translation and other adjustments balance in the charts above included $(2) million, net of taxes of $1 million, related to a net unrecognized postretirement benefit obligation as of March 31, 2019. The balance also included taxes of $23 million and $(45) million, respectively, related to foreign currency translation adjustments as of March 31, 2020 and 2019.
The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income		Affected line item in the consolidated statements of income
	Three months ended March 31,
(Amounts in millions)	2020	2019
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(7)	$(60)	Net investment (gains) losses
(Provision) benefit for income taxes	1	13	Provision for income taxes

Total	$(6)	$(47)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(43)	$(38)	Net investment income
Interest rate swaps hedging assets	(4)	(6)	Net investment (gains) losses
Benefit for income taxes	17	16	Provision for income taxes

Total	$(30)	$(28)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.
(14) Discontinued Operations
Canada mortgage insurance business
On December 12, 2019, we completed the sale of Genworth Canada, our former Canada mortgage insurance business and received approximately $1.7 billion in net cash proceeds. Prior to its sale, in the third quarter of 2019, Genworth Canada was reported as discontinued operations; accordingly, its results of operations were separately reported for the three months ended March 31, 2019.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of operating results related to Genworth Canada reported as discontinued operations were as follows for the three months ended March 31, 2019:

(Amounts in millions)
Revenues:
Premiums	$126
Net investment income	35
Net investment gains (losses)	(1)

Total revenues	160

Benefits and expenses:
Benefits and other changes in policy reserves	19
Acquisition and operating expenses, net of deferrals	14
Amortization of deferred acquisition costs and intangibles	10
Interest expense (1)	12

Total benefits and expenses	55

Income before income taxes (2)	105
Provision for income taxes	43

Income from discontinued operations, net of taxes	62

Less: net income from discontinued operations attributable to noncontrolling interests	36

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$26

(1)	Interest on debt assumed by Brookfield and interest on debt that was repaid as a result of the sale of Genworth Canada was allocated and reported in discontinued operations. A senior secured term loan facility (“Term Loan”), owed by Genworth Holdings and secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares, was repaid in connection with the close of the Genworth Canada sale. Accordingly, interest expense related to the Term Loan of $8 million for the three months ended March 31, 2019 was allocated and reported in discontinued operations.
(2)	The three months ended March 31, 2019 includes pre-tax income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $56 million.
Lifestyle protection insurance
On December 1, 2015, we completed the sale of our lifestyle protection insurance business. In January 2020, we made an interim payment to AXA for approximately $134 million, which was accrued as a contingent liability as of December 31, 2019. This amount was included in income (loss) from discontinued operations for the year ended December 31, 2019. See note 12 for additional details related to asserted claims regarding the sale of our lifestyle protection insurance business. We retained liabilities for certain claims, taxes and sales practices that occurred while we owned the lifestyle protection insurance business. We have established our current best estimates for these liabilities where we are able to estimate; however, there may be future adjustments to these estimates, including additional contingent liabilities, which are not currently recorded. If the amounts are recorded, it would result in the establishment of a liability and a loss recognized in income (loss) from discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2019 Annual Report on Form
10-K.
References to “Genworth Financial,” “Genworth,” the “Company,” “we” or “our” herein are, unless the context otherwise requires, to Genworth Financial, Inc. on a consolidated basis.
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the transaction with China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”), our discussions with regulators in connection therewith and any capital contribution resulting therefrom, as well as statements we make regarding the potential impacts of the coronavirus pandemic
(“COVID-19”).
Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:
•
risks related to the proposed transaction with China Oceanwide including: our inability to complete the transaction in a timely manner or at all, which may adversely affect our business and the price of our common stock; the parties’ inability to obtain regulatory approvals, clearances or extensions, or the possibility that such regulatory approvals or clearances may further delay the transaction or may not be received prior to June 30, 2020 (and either or both of the parties may not be willing to further waive their end date termination rights beyond June 30, 2020) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals, clearances or extensions (including those conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable) or that with continuing delays, circumstances may arise that make one or more previously obtained regulatory approvals or clearances no longer valid, one or both parties unwilling to proceed with the transaction or unable to comply with the conditions to existing regulatory approvals, or one or both of the parties may be unwilling to accept any new condition under a regulatory approval; the risk that the parties will not be able to obtain other regulatory approvals, clearances or extensions, including in connection with a potential alternative funding structure or the current geo-political
environment, or that one or more regulators may rescind or fail to extend existing approvals, or that the revocation by one regulator of approvals will lead to the revocation of approvals by other regulators; the parties’ inability to obtain any necessary regulatory approvals, clearances or extensions for the post-closing capital plan; the risk that a condition to the closing of the transaction may not be satisfied or that a condition to closing that is currently satisfied may not remain satisfied due to the delay in closing the transaction or that the parties will be unable to agree upon a closing date following receipt of all regulatory approvals and clearances; the risks regarding the ongoing availability of any required financing; the risk that existing and potential legal proceedings may be instituted in connection with the transaction that may delay the transaction, make it more costly or ultimately preclude it; the risk that the proposed transaction disrupts our current plans and operations as a result of the announcement and consummation of the transaction; certain restrictions during the pendency of the transaction that may impact our ability to pursue certain business opportunities or strategic transactions; continued availability of capital and financing to us before, or in the absence of, the consummation of the transaction; further rating agency actions and downgrades in our credit or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the transaction; the amount of the costs, fees, expenses and other charges related to the transaction; the risks related to diverting management’s attention from our ongoing business operations; our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and potential adverse reactions or changes to our business relationships with clients, employees, suppliers or other parties or other business uncertainties resulting from the announcement of the transaction or during the pendency of the transaction, including but not limited to such changes that could affect our financial performance;

•
strategic risks in the event the proposed transaction with China Oceanwide is not consummated including: our inability to successfully execute alternative strategic plans to effectively address our current business challenges (including with respect to stabilizing our U.S. life insurance businesses, debt obligations, cost savings, ratings and capital); the risk that the impacts of or uncertainty created by
COVID-19
delay or hinder alternative transactions or otherwise make alternative plans less attractive; our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner and on anticipated terms; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents for such alternative strategic plans, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to achieve anticipated cost-savings in a timely manner; adverse tax or accounting charges; and our ability to increase the capital needed in our mortgage insurance businesses in a timely manner and on anticipated terms, including through business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required;

•
risks relating to estimates, assumptions and valuations
including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make in the future to our assumptions, methodologies or otherwise in connection with periodic or other reviews); risks related to the impact of our annual review of assumptions and methodologies related to our long-term care insurance claim reserves and margin reviews, including risks that additional information obtained in the future or other changes to assumptions or methodologies materially affect margins; the inability to accurately estimate the impacts of
COVID-19;
inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any future changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); adverse impact on our results of operations, including the outcome of our reviews of the premium earnings pattern for our mortgage insurance businesses; and changes in valuation of fixed maturity and equity securities;

•
risks relating to economic, market and political conditions
including: downturns and volatility in global economies and equity and credit markets, including as a result of prolonged unemployment, a sustained low interest rate environment and other displacements caused by
COVID-19;
interest rates and changes in rates have adversely impacted, and may continue to materially adversely impact, our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•
regulatory and legal risks
including: extensive regulation of our businesses and changes in applicable laws and regulations (including changes to tax laws and regulations); litigation and regulatory investigations or other actions; dependence on dividends and other distributions from our subsidiaries (particularly our mortgage insurance subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries, regulatory restrictions resulting from
COVID-19,
and other insurance, regulatory or corporate law restrictions; the inability to successfully seek in-force
rate action increases (including increased

premiums and associated benefit reductions) in our long-term care insurance business, including as a result of
COVID-19;
adverse change in regulatory requirements, including risk-based capital; changes in regulations adversely affecting our Australian mortgage insurance business; inability to continue to maintain the private mortgage insurer eligibility requirements (“PMIERs”); the impact on capital levels of increased delinquencies caused by
COVID-19;
inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our mortgage insurance businesses; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; changes in tax laws; and changes in accounting and reporting standards;

•
liquidity, financial strength ratings, credit and counterparty risks including: insufficient internal sources to meet liquidity needs and limited or no access to capital (including the ability to obtain further financing under an additional secured term loan or credit facility); the impact on holding company liquidity caused by the inability to receive dividends or other returns of capital from our mortgage insurance businesses as a result of
COVID-19;
continued availability of capital and financing; future adverse rating agency actions, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade, all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; and defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance;

•
operational risks
including: inability to retain, attract and motivate qualified employees or senior management; ineffective or inadequate risk management in identifying, controlling or mitigating risks; the impact on processes caused by shelter-in-place
or other governmental restrictions imposed as a result of
COVID-19;
reliance on, and loss of, key customer or distribution relationships; competition, including in our mortgage insurance businesses from government and government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations; and failure or any compromise of the security of our computer systems, disaster recovery systems and business continuity plans and failures to safeguard, or breaches of, its confidential information;

•
insurance and product-related risks
including: our inability to increase premiums and reduce benefits sufficiently, and in a timely manner, on our in-force
long-term care insurance policies, in each case, as currently anticipated and as may be required from time to time in the future (including as a result of a delay or failure to obtain any necessary regulatory approvals, including as a result of COVID-19, or unwillingness or inability of policyholders to pay increased premiums and/or accept reduced benefits), including to offset any negative impact on our long-term care insurance margins; availability, affordability and adequacy of reinsurance to protect us against losses; decreases in the volume of high loan-to-value
mortgage originations or increases in mortgage insurance cancellations; increases in the use of alternatives to private mortgage insurance and reductions in the level of coverage selected; potential liabilities in connection with our U.S. contract underwriting services; and medical advances, such as genetic research and diagnostic imaging, and related legislation that impact policyholder behavior in ways adverse to us;

•
other risks
including: impairments of or valuation allowances against our deferred tax assets and the occurrence of natural or man-made
disasters or a pandemic, such as COVID-19, could materially adversely affect our financial condition and results of operations.

We provide additional information regarding these risks and uncertainties in the Definitive Proxy Statement, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 25, 2017, and our Annual Report on Form
10-K,
filed with the SEC on February 27, 2020. See also “Part II — Item 1A — Risk Factors.” Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Accordingly, for the foregoing reasons, we caution you against relying on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable securities laws.
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
On March 31, 2020, Genworth, Parent and Merger Sub entered into a fourteenth waiver and agreement (“Fourteenth Waiver and Agreement”) pursuant to which Genworth and Parent each agreed to waive its right to terminate the Merger Agreement and abandon the Merger to the earliest date of: (i) June 30, 2020, (ii) failure by the Parent to approve final documents provided by Genworth for the sale of Genworth, its subsidiaries or a portion of its assets or (iii) in the event that after March 31, 2020 any governmental entity imposes or requires, any term, condition, obligation, restriction, requirement, limitation, qualification, remedy or other action that applies to the Merger Agreement, that is materially and adversely different, individually or in the aggregate, from the conditions set forth by the governmental entities with respect to the Merger that were in effect on the date of the Fourteenth Waiver and Agreement.
Under the Fourteenth Waiver and Agreement, if the parties are unable to agree on a closing date following the satisfaction or waiver of the conditions to closing, each party has the right to terminate the Merger Agreement. If the parties are unable to satisfy the closing conditions by June 30, 2020, and are unable to reach an agreement as to a further extension of the deadline, then either party may terminate the Merger Agreement pursuant to its terms.
On August 12, 2019, with the approval of Genworth’s Board of Directors and China Oceanwide, Genworth, Genworth Financial International Holdings, LLC (“GFIH”) and Genworth Mortgage Insurance Corporation (“GMICO”) entered into a Share Purchase Agreement with an affiliate of Brookfield Business Partners L.P. (“Brookfield”). Under the Share Purchase Agreement, Genworth, GFIH and GMICO agreed to sell the common shares of Genworth MI Canada Inc. (“Genworth Canada”) owned by GFIH and GMICO to Brookfield. GFIH and GMICO are indirect wholly-owned subsidiaries of Genworth. Genworth sold its stake in Genworth Canada to facilitate the closing of the transaction with China Oceanwide. The sale of Genworth Canada increases

Genworth’s financial flexibility, whether or not the transaction with China Oceanwide is consummated. The sale closed on December 12, 2019 for an adjusted sale price of approximately $1.7 billion.
On March 24, 2020, the New York State Department of Financial Services (“NYDFS”)
re-approved
the China Oceanwide transaction. In connection with the NYDFS’
re-approval,
Genworth committed, among other items, to contribute $100 million to Genworth Life Insurance Company of New York (“GLICNY”) at the closing of the China Oceanwide transaction. On March 31, 2020, the Virginia State Corporation Commission, Bureau of Insurance, also re-approved
the China Oceanwide transaction. In addition, as previously disclosed, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”)
re-approved
the China Oceanwide transaction in January 2020. With the Virginia regulator’s re-approval
and previously received approvals and
re-approvals,
and subject to the receipt of the confirmation from the Delaware regulator of its existing approval, China Oceanwide has obtained all U.S. regulatory approvals necessary to close the transaction. China Oceanwide is currently finalizing its funding plan. China Oceanwide has secured a financing commitment for debt funding of up to $1.8 billion through Hony Capital to partially finance the acquisition of Genworth, which was extended to June 30, 2020. After this funding plan is finalized, China Oceanwide will discuss the currency conversion and transfer of funds with China’s State Administration of Foreign Exchange in order to complete the transaction. China Oceanwide will also seek confirmation from the Delaware Department of Insurance that the acquisition of Genworth Life Insurance Company (“GLIC”), Genworth’s indirect wholly-owned Delaware domiciled insurer, may proceed under the existing approval.
Genworth and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible. However, given the unprecedented market disruptions due to
COVID-19,
China Oceanwide and Genworth extended the Merger Agreement deadline under the Fourteenth Waiver and Agreement to provide the parties with additional time to close the transaction.
In connection with the Merger, China Oceanwide and Genworth have agreed on a capital investment plan under which China Oceanwide and/or its affiliates will contribute an aggregate of $1.5 billion to Genworth over time following consummation of the Merger. This contribution is subject to the closing of the Merger and the receipt of required regulatory approvals and clearances. The $1.5 billion contribution would be used to further improve our financial stability, which could include retiring future debt obligations or enabling future growth opportunities. China Oceanwide has no future obligation and has informed us that it has no current intention, to contribute additional capital to support our legacy long-term care insurance business other than agreed in connection with the regulatory approvals for the China Oceanwide transaction.
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
Strategic Alternatives
If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. As a result of the performance of our long-term care and life insurance businesses, as well as the resulting lack of potential dividend capacity from our U.S. life insurance subsidiaries, our financial strength ratings have been downgraded. Absent any alternative commitment of external capital, or other proactive actions to meet our closest debt maturities, we believe there would be: increased pressure on and potential further downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share in the U.S. mortgage insurance industry, and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt. These challenges may be exacerbated by
COVID-19.

If the China Oceanwide transaction cannot be completed, we may need to pursue additional strategic transactions to improve our financial stability and address our future debt maturities, including evaluating our alternatives with respect to our U.S. mortgage insurance business and/or our mortgage insurance business in Australia. Changes to our financial projections, including changes that anticipate planned strategic transactions, may negatively impact our ability to realize certain foreign tax credits or other deferred tax assets and have a resulting material adverse effect on our results of operations.
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
COVID-19 Summary
COVID-19
has brought unprecedented changes to the global economy. Although we are unsure of the ultimate impact
COVID-19
will have on our businesses, we are actively responding to and planning for further disruption. Below is a summary of certain of the trends, impacts and uncertainties relating to
COVID-19,
which are generally not reflected in the quarterly results under review in this report and which are expected to impact our future results of operations and financial condition. Our discussion and analysis of our quarterly results should be read in conjunction with the following disclosures regarding
COVID-19
and the more detailed disclosures contained elsewhere herein.
Economic Backdrop
•
COVID-19
has disrupted the global economy and financial markets, business operations, and consumer behavior and confidence. Large scale disruption in the U.S. economy is leaving several industries non-operational
through state and federal mandated shutdowns in an effort to contain the spread of
COVID-19.
While all states have been impacted, certain geographies have been disproportionately impacted by
COVID-19
either through the spread of the virus or the severity of the mitigation steps taken to control its spread. Unemployment claims have increased to historic levels with approximately 30 million Americans filing for unemployment claims through late April 2020, reducing consumer confidence to its lowest level since the 2008 financial crisis.

•	During and following the first quarter of 2020, signs have pointed to a global recession as a result of
COVID-19.
Other signs of a potential global recession include negative monthly inflation, historically low retail sales and a dramatic decrease in industrial production.

•	In response to the economic headwinds and
COVID-19,
the U.S. Federal Reserve reduced interest rates by 150 basis points during the first quarter of 2020. The U.S. Federal Reserve’s interest rate reductions, along with expectations of negative growth drove U.S. Treasury yields down approximately 100 to 150 basis points, with the decline in short-term interest rates outpacing the decline in long-term interest rates.

•	The global economic slowdown has driven other global central banks and foreign governments to take similar accommodative actions to stabilize capital markets and implement fiscal stimulus to support their respective domestic economies. Credit markets responded to
COVID-19
and the subsequent economic downturn with widening of credit spreads to recessionary levels.

•
Stay at home orders and partial economic shutdowns are expected to place strain on earnings and corporate balance sheets for the next two quarters and possibly for the remainder of 2020, which when combined with forced liquidations as a result of liquidity strains, further contributed to the credit spread widening.

•	A crude oil price war triggered by supply and demand imbalance decreased crude oil prices over 60% in the first quarter of 2020 and contributed to additional credit spread widening and financial pressure to the energy sector.

•	The U.S. Federal Reserve announced new quantitative easing programs to help support credit markets, including a $2.3 trillion program that includes a $750 billion corporate credit facility to purchase investment grade and certain high yield corporate securities, among other facilities to support the loan, municipal and structured markets.

U.S. Mortgage Insurance
•	As a result of
COVID-19,
our U.S. mortgage insurance business has already begun to experience declines in investment valuations and declines in persistency rates from prevailing lower interest rates. Additionally, we could experience asset impairments, increases in delinquent loans and paid claims, lower future new insurance written levels, increases to our capital requirements and pressure on our capital sufficiency ratios.

•	The recently signed Coronavirus Aid, Relief, and Economic Security (“CARES”) Act along with programs announced by the Federal Housing Finance Agency (“FHFA”), Fannie Mae, and Freddie Mac all include provisions to offer forbearance to borrowers facing hardship due to
COVID-19.
In addition, the CARES act, the FHFA, and many local governments announced moratoriums on foreclosures and evictions for 60 days, beginning March 18, 2020.

•
The result of a large response to forbearance programs and an extended time to remain in forbearance or enter modification means we expect an elevated level of delinquencies reported to us and for those loans to remain in a delinquent status for an extended period. The result will likely decrease our Private Mortgage Insurer Eligibility Requirements (“PMIERs”) required asset levels with which we must comply to remain an eligible insurer for Fannie Mae and Freddie Mac. We and the other U.S. mortgage insurers are currently working closely with the FHFA, Fannie Mae, and Freddie Mac to determine the proper treatment of these COVID-19 delinquencies, which may cure at a higher rate than traditional delinquencies should economic activity quickly return to pre-COVID-19 levels. Severity of loss on loans that do go to claim, however, may be negatively impacted by the extended forbearance timeline, the associated elevated expenses such as accumulated interest and home price depreciation, if any.

•	We expect our PMIERs sufficiency ratio to decrease as a result of incremental delinquencies directly or indirectly related to
COVID-19.
Given the expectation for a decrease in our PMIERs sufficiency ratio prospectively as a result of new delinquencies stemming from
COVID-19,
we intend to preserve PMIERs available assets and our U.S. mortgage insurance business may not provide dividends in 2020. The amount and timing of dividends will be reevaluated later in 2020 and will depend on the economic recovery from COVID-19.

Australia Mortgage Insurance
•
COVID-19
is having a significant impact on the Australian economy. To curb the spread of the virus, the Australian government restricted the movement of people within the country by implementing social distancing measures and shutting down all non-essential
businesses. This has resulted in major disruptions to economic activity across the country.

•
Many of our lender customers have announced initiatives that allow affected homeowners the option to defer their repayments for a period of up to six months. Homeowners that participate in such lender hardship programs will not be reported as delinquent during this time. In addition, the Australian

Prudential Regulation Authority (“APRA”) has provided guidance to insurers asking them to limit discretionary capital distributions, including dividends, until the impact of COVID-19 is better understood to ensure that they have sufficient capital capacity to continue essential functions such as underwriting new insurance. Given the uncertainty, we cannot predict the ultimate impact that COVID-19 will have on our mortgage insurance business in Australia.

•	Given the potential economic impacts of
COVID-19,
our mortgage insurance business in Australia could be subject to a ratings downgrade in the future. If that occurs, the business will work with its customers to demonstrate its credit strength and endeavor to avoid termination of any existing contracts.

•
As a result of potential impacts on capital levels, we may not receive dividends or other returns of capital from our mortgage insurance business in Australia for the remainder of 2020. The amount and timing of dividends will be reevaluated later in 2020 and will depend on the economic recovery from COVID-19.

U.S. Life Insurance
•	The most significant impacts in our U.S. life insurance businesses from
COVID-19
are related to the current low interest rate environment and equity market volatility/declines, and may also be impacted by future mortality and morbidity experience.

•	Our long-term care insurance product reserves could be negatively impacted by the current low interest rate environment, particularly as it relates to loss recognition testing and asset adequacy analysis. In our long-term care insurance products, we would expect some degree of higher mortality during
COVID-19
which would have a favorable impact on claims. We are not expecting
COVID-19
to drive higher claims frequency in our long-term care insurance business and we may observe temporarily reduced claim incidence while shelter-in-place
and social distancing protocols are in effect.

•	Our U.S. life insurance companies are dependent on the approval of actuarially justified in-force
rate actions in our long-term care insurance business, including those rate actions which were previously filed and are currently pending review and approval. We could experience delays in receiving approvals of these in-force
rate actions during
COVID-19.

•	The low interest rate environment and declining equity markets have adversely impacted earnings in our fixed annuity products; however, if mortality is higher in future months, it could benefit earnings in these products in future quarters. Conversely, higher mortality rates could lower profitability in our life insurance products.

•	In our U.S life insurance companies, we will comply with guidance issued by certain insurance regulators, such as mandates that policies cannot be lapsed or cancelled if premiums are not paid or requirements to provide extensions of grace periods during the
COVID-19
outbreak.

Runoff
•	The low interest rate environment and declining equity markets have materially adversely impacted earnings in our variable annuity products; however, if mortality is higher in future months, it could benefit earnings in these products in future quarters.

•	While certain states currently have mandates in place that policies cannot be lapsed, we do not expect a significant impact on our Runoff segment. There is no requirement to pay premiums in the majority of our variable annuity contracts and benefits would adjust contractually based on actual premiums paid in these products.

•
We could see additional losses and declines in statutory risk-based capital driven by increases to the required capital supporting our variable annuity products, as a result of the decline in equity markets and low interest rates.

Investment Portfolio
•	We are actively monitoring our investment portfolio, including asset valuations impacted by the spread of
COVID-19
and the resulting economic disruption. Our investment portfolio is primarily comprised of investment grade fixed maturity securities, with approximately 58% rated “A” and above. The carrying value of our investment portfolio as of March 31, 2020 and December 31, 2019 was $70.7 billion and $71.2 billion, respectively, of which 84% and 85%, respectively, was invested in fixed maturity securities.

•	In March 2020, due in large part to
COVID-19,
we experienced significant credit spread widening, principally in our U.S. and
non-U.S.
corporate bond investments. The credit spread widening resulted in approximately $2.5 billion of unrealized investment losses, partially offset by approximately $0.8 billion of unrealized investment gains in our U.S. government bond investments principally due to the dramatic decrease in interest rates. The net unrealized investment loss of approximately $1.7 billion related to our fixed maturity securities was recorded as a part of accumulated other comprehensive income (loss) as of March 31, 2020 and had no impact on earnings in the first quarter of 2020.

•	We routinely monitor our investment portfolio for possible ratings downgrades and other signs of distress that could be indicators of impairment. Our monitoring includes identifying assets susceptible to the efforts to contain the spread of
COVID-19,
including close inspection of investments in industries directly impacted, such as travel, energy, leisure, lodging and auto. Our monitoring also includes inspection of other credit risk attributes, such as high leverage, supply chain interruptions and service disruptions/stoppages.

•	Our investment portfolio is less exposed to equity market volatility; however, we have seen a dramatic decline in the fair value of our equity securities and limited partnership investments which was recognized as a loss of $59 million in the first quarter of 2020.

Income Tax and Accounting
•	The CARES Act includes numerous measures to assist businesses, including temporary changes to income and non-income-based
tax laws, permitting employers to delay contributions to defined benefit pension plans until January 1, 2021 and allowing financial institutions to suspend U.S. GAAP guidance related to loan modifications considered to be troubled debt restructurings. We are not included among the entities permitted to suspend U.S. GAAP guidance related to loan modifications considered to be troubled debt restructurings or temporarily defer new accounting guidance on expected credit losses. Accordingly, we adopted the new guidance on January 1, 2020 as discussed further in note 2 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements.”

•	The most significant changes pertaining to temporary income and non-income-based tax laws include:

•	eliminating the 80% of taxable income limitation, allowing corporate entities to fully utilize net operating loss (“NOL”) carryforwards to offset taxable income in 2018, 2019 or 2020 (the 80% limitation is reinstated for tax years after 2020);

•	allowing NOLs originating in 2018, 2019 or 2020 to be carried back five years;

•	increasing the net interest expense deduction limit from 30% to 50% of adjusted taxable income for tax years beginning January 1, 2019 and 2020; and

•	a
non-income
tax provision, allowing payments of the employer share of social security payroll taxes that are not Medicare related and would otherwise be due from the date of enactment through December 31, 2020 to be paid in two installments at the end of 2021 and 2022.

•	We have applied the temporary NOL changes to our current period tax provision reflecting our most likely tax return filing position.

Operational Readiness and Business Continuity
•	We are actively taking preventive measures to mitigate the risk of operational disruption, which includes identifying potential impacts on our consumers, employees and vendors. Our business continuity plans allow us to continue operations of critical functions, such as entering client orders, completing customer transactions, paying claims and providing clients access to their accounts and policy values. Our business continuity plans also consider workforce continuity.

•	In addition, we are in discussions with key suppliers on their business continuity status as it relates to
COVID-19.
Our most critical suppliers are reporting on their actions to keep facilities clean, limit workforce in their facilities, and moving to a remote work from home workforce. For our suppliers who interact with customers, we do have a few that are reporting limitations or the inability to service designated areas due to local and state government shelter in place or restrictions on essential activities. Currently, affected areas are primarily located in India and the Philippines, where the ability to work from home is impacted due to country-wide infrastructure and other limitations. To mitigate this, we are leveraging our business continuity plans to ensure critical activities are still being conducted by leveraging supplier remote work capabilities and redeploying internal resources.

•	For our customers, we have employed a range of activities to share our continued commitment to serving them through this unprecedented situation, along with any process changes that have resulted from our work-from-home status or other community mandates. These communications include, but are not limited to, email communication, mailing letters and publishing a webpage on
“COVID-19
Preparedness” on genworth.com. We continue to provide customer service to our policyholders during this uncertain time and will work with our policyholders if they contact us with questions or concerns regarding their policies.

•	We have performed an analysis of our internal control environment and believe the impact of the current remote work environment as a result of
COVID-19
has not to date materially affected our ability to maintain effective controls and procedures.

Liquidity
•	Genworth Holdings maintains a continuous process for evaluating group-level liquidity, under normal and stressed environments. In light of
COVID-19
emergence, we are currently developing additional stress scenarios to evaluate potential impacts to our businesses and Genworth Holdings. We are modeling various stress scenarios given the potential lack of near-term dividends from our subsidiaries.

•	Currently, we believe Genworth Holdings has adequate liquidity and options available to address current liquidity needs, if they arise, such as cash on hand, a potential issuance of debt at the holding company of our U.S. mortgage insurance subsidiary, or secured debt at Genworth Holdings. Genworth Holdings’ next debt maturity is February 2021.

•	We also monitor the cash and highly liquid investment positions in each of our operating subsidiaries to ensure they will have the cash necessary to meet their obligations as they come due. Our businesses have liquidity options available to them, including Federal Home Loan Bank funding agreements and repurchase facilities, selling highly liquid securities and entering into new reinsurance arrangements. Given the options available, we believe Genworth Holdings and its operating subsidiaries will be able to meet the near-term liquidity demands given the current market impacts from
COVID-19.
For additional details on our overall liquidity and future dividend sources, see “—Liquidity and Capital Resources.”

We employ a process to both monitor and assess the impacts of unexpected events on our businesses. While the impact of
COVID-19
is very difficult to predict, the ultimate impact on our business will depend on the length of the pandemic and speed of the economic recovery. We will continue to monitor developments and the potential financial impacts on our business. For additional details on the impact
COVID-19
is having on our

current results of operations and potential future impacts see “—Business Trends and Conditions” by segment. See also “Item 1A. Risk Factors — COVID-19 could materially adversely affect our financial condition and results of operations.”
Executive Summary of Financial Results
Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated.
After-tax
amounts assume a tax rate of 21%.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
•	We had a net loss available to Genworth Financial, Inc.’s common stockholders of $66 million for the three months ended March 31, 2020 compared to net income available to Genworth Financial, Inc.’s common stockholders of $174 million for the three months ended March 31, 2019. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $33 million and $95 million for the three months ended March 31, 2020 and 2019, respectively.

•	Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $148 million and $124 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily attributable to higher premiums and an increase in investment income, partially offset by higher operating costs and losses in the current year.

•	Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $9 million and $14 million for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations, partially offset by lower losses primarily from favorable aging of existing delinquencies in the current year.

•	Our U.S. Life Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $70 million and $5 million for the three months ended March 31, 2020 and 2019, respectively.

•	Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $1 million in the current year compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $20 million in the prior year. The increase to income in the current year from a loss in the prior year was primarily from $52 million of higher premiums and reduced benefits in the current year from in-force
rate actions approved and implemented, a slightly favorable impact from benefit utilization rate updates in the current year compared to an unfavorable impact in the prior year and continued favorable development on prior year incurred but not reported claims. These increases were partially offset by higher frequency and severity of new claims in the current year.

•
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our life insurance business increased $75 million mainly attributable to higher lapses primarily associated with our large 20-year term life insurance block entering its post-level premium period, higher reserves in our 10-year term universal life insurance block entering its post-level premium period during the premium grace period and from higher mortality in our universal and term life insurance products in the current year compared to the prior year.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $11 million in our fixed annuities business predominantly from higher reserves and amortization of DAC in our fixed indexed annuities driven by unfavorable market changes in the current year, lower mortality in our single premium immediate annuities and a decrease in net spreads due to the runoff of the block. These decreases were partially offset by $13 million of unfavorable charges in connection with loss recognition testing in our fixed immediate annuity products in the prior year that did not recur.

•	Our Runoff segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $13 million for the three months ended March 31, 2020 compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $20 million for the three months ended March 31, 2019. The decrease to a loss in the current year from income in the prior year was predominantly from the decline in equity markets and interest rates in the current year.

•	Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $41 million and $58 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in the loss was principally related to lower interest expense and higher investment income in the current year.

Other Significant Developments
The periods under review include, among others, the following significant developments.
U.S. Mortgage Insurance
•
PMIERs compliance
. Our U.S. mortgage insurance business has been compliant with the PMIERs since their introduction into the private mortgage insurance industry in 2015. These requirements set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible to offer private mortgage insurance. On March 31, 2019, revisions to the original PMIERs became effective for our U.S. mortgage insurance business. The revisions include the elimination of any credit for future premiums that had previously been allowed on insurance policies written in 2008 and earlier. Our U.S. mortgage insurance business had available assets of approximately 142% of the required assets under PMIERs as of March 31, 2020. The PMIERs sufficiency ratio was in excess of $1.1 billion of available assets above the requirements as of March 31, 2020.

•
New insurance written.
Our U.S. mortgage insurance business continued to grow its insurance in-force
through higher new insurance written, which increased 86% in the first quarter of 2020 compared to the first quarter of 2019. The increase was primarily due to higher mortgage refinancing originations and our higher estimated market share in the current year.

•
Existing Delinquencies.
We are not aware of any reported COVID-19 related delinquencies in the first quarter of 2020. In addition, we have not identified any deterioration in performance trends of our existing delinquencies within the first quarter of 2020 that would require the strengthening of existing reserves on our existing delinquencies. However, based on the surveillance of early forbearance uptake with servicers, we do expect to see elevated levels of new delinquencies in the coming months given the rise in unemployment and the availability of forbearance options driven by COVID-19.

Australia Mortgage Insurance
•
Regulatory capital.
As of March 31, 2020, our Australia mortgage insurance business estimated its Prescribed Capital Amount (“PCA”) ratio was approximately 178%, representing a decrease from 191% as of December 31, 2019. The decrease was largely from a DAC write-off of AUD$182 million recorded in connection with the completion of liability adequacy testing as part of the first quarter of 2020 results.

•
Impact from bushfires.
Certain areas of Australia have been impacted by bushfires that occurred in late 2019 and continued into the first quarter of 2020. Although we do not cover property damage and continue to monitor the effect of the bushfires, we do not believe there will be a significant impact to our Australia mortgage insurance business. We expect our exposure to be limited to any economic downturn that may occur in the regions impacted directly by the bushfires.

U.S. Life Insurance
•
In-force rate actions in our long-term care insurance business.
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force
rate action filings, we received 32 filing approvals from 15 states in the first quarter of 2020, representing a weighted-average increase of 35% on approximately $130 million in annualized in-force
premiums, or approximately $45 million of incremental annual premiums.

Liquidity, Capital Resources and Intercompany Obligations
•
Redemption of Genworth Holdings’ June 2020 senior notes
. On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020 for a pre-tax
loss of $9 million. The senior notes were fully redeemed with a cash payment of $409 million, comprised of the outstanding principal balance of $397 million, accrued interest of $3 million and a make-whole premium of $9 million.

•
Partial Repurchases of Genworth Holdings’ 2021 senior notes
.
In March 2020, Genworth Holdings repurchased $14 million principal amount of its senior notes with 2021 maturity dates for a pre-tax
gain of $1 million and paid accrued interest thereon. In April 2020, Genworth Holdings repurchased an additional $36 million principal amount of its senior notes with 2021 maturity dates for a pre-tax
gain of $2 million.

•
Redemption of non-recourse funding obligations.
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont Life Insurance Company I (“Rivermont I”), our indirect wholly-owned special purpose consolidated captive insurance subsidiary, redeemed all of its $315 million of outstanding non-recourse
funding obligations due in 2050. The early redemption resulted in a pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs.

•	Intercompany note maturity . In March 2020, Genworth Holdings repaid a $200 million intercompany note due to GLIC with a maturity date of March 31, 2020.

Financial Strength Ratings
There were no changes to our solicited financial strength ratings of our insurance subsidiaries subsequent to February 27, 2020, the date we filed our 2019 Annual Report on Form
10-K.
For a discussion of the financial strength ratings of our insurance subsidiaries, see “Item 1—Financial Strength Ratings” in our 2019 Annual Report on Form
10-K.
On April 18, 2020, we notified Standard & Poor’s Financial Services, LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) of our decision to discontinue the solicitation of their financial strength ratings of our principal life insurance subsidiaries. On April 24, 2020, Moody’s downgraded all of our principal life insurance subsidiaries, which reflected Moody’s view that our life insurance subsidiaries are likely to suffer near term declines in profitability and capital generation due to COVID-19 and the related economic shock. While we do not provide non-public information to rating agencies issuing unsolicited ratings, we cannot ensure that rating agencies will discontinue their ratings of our company or our insurance subsidiaries on an unsolicited basis going forward.

Consolidated
General Trends and Conditions
The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities. The U.S. and international financial markets in which we operate have been significantly impacted by
COVID-19,
see “—COVID-19 Summary” for additional details.
Varied levels of economic performance, coupled with uncertain economic outlooks, changes in government policy, global trade, regulatory and tax reforms, and other changes in market conditions, will continue to influence investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions, including as a result of
COVID-19.
These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities could be impacted going forward. In particular, factors such as the length of
COVID-19
and the speed of the economic recovery, government responses to
COVID-19,
government spending, monetary policies (such as further quantitative easing), the volatility and strength of the capital markets, changes in tax policy and/or in U.S. tax legislation, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates, consumer confidence and consumer behavior moving forward.
The U.S. and international governments, the U.S. Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in response to
COVID-19
to support the global economy and capital markets. These policies and actions have been supportive to the worldwide economy, however, a U.S. or global recession or regional or global financial crisis could occur which would materially and adversely affect our business, financial condition and results of operations.

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$1,015	$988	$27	3%
Net investment income	793	794	(1)	—%
Net investment gains (losses)	(152)	75	(227)	NM (1)
Policy fees and other income	181	187	(6)	(3)%

Total revenues	1,837	2,044	(207)	(10)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,361	1,282	79	6%
Interest credited	141	147	(6)	(4)%
Acquisition and operating expenses, net of deferrals	249	237	12	5%
Amortization of deferred acquisition costs and intangibles	116	81	35	43%
Interest expense	52	60	(8)	(13)%

Total benefits and expenses	1,919	1,807	112	6%

Income (loss) from continuing operations before income taxes	(82)	237	(319)	(135)%
Provision (benefit) for income taxes	(10)	69	(79)	(114)%

Income (loss) from continuing operations	(72)	168	(240)	(143)%
Income from discontinued operations, net of taxes	—	62	(62)	(100)%

Net income (loss)	(72)	230	(302)	(131)%
Less: net income (loss) from continuing operations attributable to noncontrolling interests	(6)	20	(26)	(130)%
Less: net income from discontinued operations attributable to noncontrolling interests	—	36	(36)	(100)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(66)	$174	$(240)	(138)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(66)	$148	$(214)	(145)%
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	26	(26)	(100)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(66)	$174	$(240)	(138)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums.
Premiums are primarily earned on insurance products for mortgage, long-term care, life insurance, single premium immediate annuities and structured settlements with life contingencies.

•
Our U.S. Mortgage Insurance segment increased $32 million mainly attributable to higher insurance in-force and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by lower average premium rates in the current year.

•	Our U.S. Life Insurance segment increased $9 million. Our long-term care insurance business increased $14 million largely from $34 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year. Our life insurance business decreased $5 million mainly attributable to the continued runoff of our term life insurance products in the current year.

•	Our Australia Mortgage Insurance segment decreased $14 million predominantly from portfolio seasoning and lower policy cancellations in the current year. The three months ended March 31, 2020 included a decrease of $4 million attributable to changes in foreign exchange rates.

Net investment income.
Net investment income represents the income earned on our investments. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”
Net investment gains (losses).
Net investment gains (losses) consist primarily of realized gains and losses from the sale of or estimated future credit losses on our investments, unrealized and realized gains and losses from our equity and trading securities and derivative instruments. For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income.
Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees. The decrease was principally related to our U.S. Life Insurance segment primarily driven by our life insurance business from a decline in our universal and term universal insurance in-force
and higher ceded reinsurance costs in the current year.
Benefits and other changes in policy reserves.
Benefits and other changes in policy reserves consist primarily of claim costs incurred related to mortgage insurance products and benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for long-term care, life insurance, structured settlements and single premium immediate annuities with life contingencies.
•
Our U.S. Life Insurance segment increased $61 million. Our long-term care insurance business increased $1 million principally from the aging of the in-force block (including higher frequency of new claims), higher incremental reserves of $39 million recorded in connection with an accrual for profits followed by losses and higher severity of new claims in the current year. These increases were mostly offset by a higher favorable impact of $34 million from reduced benefits in the current year related to in-force rate actions approved and implemented, a slightly favorable impact from benefit utilization rate updates in the current year compared to an unfavorable impact in the prior year and favorable development on prior year incurred but not reported claims. Our life insurance business increased $60 million primarily attributable to higher reserves in our 10-year term universal life insurance block entering its post-level premium period during the premium grace period and from higher mortality in our universal and term life insurance products in the current year compared to the prior year. Our fixed annuities business was flat as higher reserves in our fixed indexed annuities driven by unfavorable market changes in the current year and lower mortality in our single premium immediate annuities were offset by $17 million of higher reserves recorded in the prior year related to loss recognition testing in our fixed immediate annuity products that did not recur.

•
Our Runoff segment increased $19 million primarily attributable to higher guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to unfavorable equity market performance in the current year.

•
Our U.S. Mortgage Insurance segment increased $3 million largely from lower net benefits from cures and aging of existing delinquencies, partially offset by a decrease in new delinquencies and a lower average reserve on new delinquencies in the current year.

•	Our Australia Mortgage Insurance segment decreased $4 million primarily from favorable aging of existing delinquencies in the current year.

Interest credited.
Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The decrease was principally related to our U.S. Life Insurance segment driven by our fixed annuities business largely due to a decline in average account values in the current year.
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
•	Corporate and Other activities increased $5 million mainly driven by a make-whole premium of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and higher employee-related expenses, partially offset by lower operating expenses in the current year.

•	Our U.S. Mortgage Insurance segment increased $4 million primarily attributable to higher operating costs driven mostly by increased sales in the current year.

Amortization of deferred acquisition costs and intangibles.
Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.
•	Our U.S. Life Insurance segment increased $21 million driven mostly by our life insurance business principally from higher lapses primarily associated with our large
20-year
term life insurance block entering its post-level premium period, partially offset by a $10 million unfavorable model correction in our universal life insurance products in the prior year that did not recur. Our fixed annuities business increased $5 million largely related to higher DAC amortization reflecting lower net spreads and the impact of unfavorable market changes in the current year.

•	Our Runoff segment increased $15 million mainly related to higher DAC amortization in our variable annuity products principally from unfavorable equity market performance in the current year.

Interest expense.
Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits. Corporate and Other activities decreased $7 million largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020.
Provision (benefit) for income taxes.
The effective tax rate decreased to 12.2% for the three months ended March 31, 2020 compared to 29.1% for the three months ended March 31, 2019. The decrease in the effective tax rate was primarily attributable to tax expense on forward starting swaps settled prior to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which are tax effected at 35% as they are amortized into net investment income, in relation to a pre-tax
loss in the current year. The decrease was also attributable to a lower tax expense related to foreign operations and higher stock-based compensation in relation to a pre-tax
loss in the current year.
Net income (loss) attributable to noncontrolling interests
. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The decrease to a loss in the current year from income in the prior year was predominantly related to higher net investment losses driven largely by derivative losses in the current year.

Use of
non-Generally
Accepted Accounting Principles (“GAAP”) measures
Reconciliation of net income (loss) to adjusted operating income available to Genworth Financial, Inc.’s common stockholders
We use
non-GAAP
financial measures entitled “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders” and “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share.” Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share is derived from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax
effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating
items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse
funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating
items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating
items are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.
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
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) assume a 21% tax rate for our domestic segments and a 30% tax rate for our Australia Mortgage Insurance segment and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2020	2019
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(66)	$174
Less: net income (loss) from continuing operations attributable to noncontrolling interests	(6)	20
Less: net income from discontinued operations attributable to noncontrolling interests	—	36

Net income (loss)	(72)	230
Less: income from discontinued operations, net of taxes	—	62

Income (loss) from continuing operations	(72)	168
Less: net income (loss) from continuing operations attributable to noncontrolling interests	(6)	20

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(66)	148
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	115	(71)
Losses on early extinguishment of debt	12	—
Expenses related to restructuring	1	4
Taxes on adjustments	(29)	14

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$33	$95

(1)	For the three months ended March 31, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(11) million and $(2) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $(26) million and $6 million, respectively.

In January 2020, we paid a
pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings, Inc.’s senior notes originally scheduled to mature in June 2020 and Rivermont I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse
funding obligations originally due in 2050 resulting in a
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs. We also repurchased $14 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain of $1 million in the first quarter of 2020. These transactions were excluded from adjusted operating income (loss) for the first quarter of 2020 as they relate to gains (losses) on the early extinguishment of debt.
We recorded a
pre-tax
expense of $1 million and $4 million in the first quarters of 2020 and 2019, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings (loss) per share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2020	2019
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.13)	$0.29

Diluted	$(0.13)	$0.29

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.13)	$0.35

Diluted	$(0.13)	$0.34

Adjusted operating income available to Genworth Financial, Inc.’scommon stockholders per share:
Basic	$0.07	$0.19

Diluted	$0.07	$0.19

Weighted-average common shares outstanding:
Basic	504.3	501.2

Diluted (1)	504.3	508.6

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2020, we were required to use basic weighted-average common shares outstanding as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 5.4 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2020, dilutive potential weighted-average common shares outstanding would have been 509.7 million.

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.
Results of Operations and Selected Financial and Operating Performance Measures by Segment
Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 11 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities.
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
Management regularly monitors and reports sales metrics as a measure of volume of new business generated in a period. Sales refer to new insurance written for mortgage insurance products. We consider new insurance written to be a measure of our operating performance because it represents a measure of new sales of insurance policies during a specified period, rather than a measure of our revenues or profitability during that period.
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
U.S. Mortgage Insurance segment
Trends and conditions
Results of our U.S. mortgage insurance business are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, the number of first-time homebuyers, and mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies; the effect of seasonal variations, including the adverse impact of seasonality that we experience historically in the second half of the year; the inventory of unsold homes; loan modification and other servicing efforts; and litigation, among other items.
COVID-19
has disrupted the global economy and financial markets, business operations, and consumer behavior and confidence. While all states have been impacted, certain geographies have been disproportionately impacted by
COVID-19
either through the spread of the virus or the severity of the mitigation steps taken to control its spread. Unemployment claims have increased to historic levels with approximately 30 million Americans filing for unemployment claims through late April 2020, reducing consumer confidence to its lowest level since the 2008 financial crisis. As a result, our U.S. mortgage insurance business has already begun to experience declines in investment valuations and declines in persistency rates from prevailing lower interest rates. Additionally, we could experience asset impairments, increases in delinquent loans and paid claims, lower future new insurance written levels, increases to our capital requirements and pressure on our capital sufficiency ratios.
While the impact of the developing
COVID-19
pandemic is difficult to predict, the related outcomes and impact on our U.S. mortgage insurance business will depend on the spread and length of the pandemic, regulatory and government actions to support housing and the economy, social distancing and other mitigating actions, and the shape of the economic recovery. We are continuing to monitor
COVID-19
developments, regulatory and government actions, including the impact of the recently passed CARES Act and programs announced by the GSEs, and the potential financial impacts on our business. However, given the specific risks to our business, it is possible the pandemic could have a significant adverse impact on our U.S. mortgage insurance business, including a significant adverse effect on our financial condition and results of operations.
Within the U.S. mortgage insurance business, we have actively taken preventative measures focused on effective social distancing including restricting business travel and implementing a remote work environment (substantially all employees and contractors are working from home). Most of our customers and vendors have taken similar measures with the majority of their workforce. Prior to
COVID-19,
approximately 35% of our U.S. mortgage insurance business employees worked remotely including the majority of resources involved in key business activities such as underwriting and sales. Restrictions on business travel have prevented our sales force from conducting in-person
customer visits. Through the transition to a remote work environment, we have not experienced any meaningful interruption to our operations and have successfully mitigated the risk of disruptions to our customers, vendors and employees. In addition, we have complied with all applicable directives from local, state and federal agencies.
Specific to housing finance, the CARES Act requires mortgage servicers to provide up to 180 days of deferred or reduced payments (“forbearance”) for borrowers with a federally backed mortgage loan who assert they have experienced a financial hardship related to
COVID-19.
Forbearance may be extended for an additional 180 days up to a year in total or shortened at the request of the borrower. Federally backed mortgages include Federal Housing Administration (“FHA”) and U.S. Department of Veterans Affairs (“VA”) backed loans and those purchased by Fannie Mae and Freddie Mac. The CARES Act also prohibits foreclosures on all federally backed mortgage loans, except for vacant and abandoned properties, for a
60-day
period beginning on March 18, 2020. Since the introduction of the CARES Act, the GSEs as well as most servicers of non-federally
backed mortgage loans have announced that they will be extending similar relief to their respective portfolios of loans. At the conclusion of the forbearance term, a borrower may either bring their loan current or the loan can be modified through a repayment plan or extension of the mortgage term. In addition, the CARES Act provides that furnishers of credit reporting information, including servicers, should continue to report a loan as current to credit reporting agencies if the loan is subject to a payment accommodation, such as forbearance, so long as the borrower abides by the terms of the accommodation. Servicers are working on updating their reporting to private mortgage insurers to include whether a loan is covered by forbearance.
The level of mortgage originations requiring private mortgage insurance (“market penetration”) and eventual market size are affected in part by actions taken by the GSEs and the U.S. government, including but not limited to, the FHA and the FHFA, which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products, such as those offered through Freddie Mac’s Integrated Mortgage Insurance (“IMAGIN”) and Fannie Mae’s Enterprise Paid Mortgage Insurance (“EPMI”) pilot programs, as well as low down payment programs available through the FHA or GSEs. For more information about the potential future impact, see “Item 1A—Risk Factors—Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our financial condition and results of operations or significantly impact our business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2019 Annual Report on Form
10-K.
COVID-19
did not have a material negative impact on our first quarter of 2020 results. Rather, estimated mortgage origination volume increased during the first quarter of 2020 compared to the first quarter of 2019 primarily due to higher refinance originations driven by lower interest rates. The estimated private mortgage insurance available market increased in the first quarter of 2020 compared to the first quarter of 2019 driven in large part by higher refinance originations, including higher market penetration. Our persistency of mortgage insurance written on prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”) was 76% during the first quarter of 2020 compared to 86% during the first quarter of 2019, due in part to lower interest rates.
Prospectively, we also expect
COVID-19
to have an impact on the level of mortgage originations, market penetration and the private mortgage insurance industry’s market size. While originations remained elevated through the first quarter of 2020, in part, as a result of prevailing low interest rates, we expect mortgage originations to decline in the second half of 2020 driven by the impact of and actions related to
COVID-19.
The impact on mortgage originations may be more severe for geographies that have been disproportionately impacted by
COVID-19.
The residents of at least
forty-two
states and the District of Columbia are under
shelter-in-place
orders as of April 20, 2020. These orders and concerns with
COVID-19
generally have caused a decrease in seller interest in listing their homes, buyer interest in new home purchases, restrictions on realtors’ ability to interact with buyers and sellers and a reduced ability to both visit homes for sale and close on purchase transactions, resulting in approximately 60% of realtors reporting delayed home purchase decisions among potential homebuyers. In the purchase originations market, mortgage applications have decreased by approximately 33% between the end of March 2020 and the second week of April 2020. To help facilitate the home closing process amid
COVID-19,
the GSEs have implemented policies designed to alleviate appraisal and employment verification requirements; however, certain lenders have reacted to the rising uncertainty by tightening their lending standards, through certain credit overlays and higher prices for riskier loan and borrower attributes, which will likely lower origination volume. Some of the decrease in mortgage originations may be offset by increased market penetration for mortgage insurance as credit and securitization options previously available to lenders prior to the pandemic are now constrained or no longer available such as the private label securitizations market and jumbo loan market. We expect the concentration of loans backed by the GSEs to expand and, as a result, drive incremental volume to the private mortgage insurance industry. We expect the net effect of these market dynamics will be a smaller private mortgage insurance market size in the second half of 2020.
The U.S. private mortgage insurance industry is highly competitive. There are currently six active mortgage insurers, including us. The majority of the new insurance written in our U.S. mortgage insurance business is priced using our proprietary risk-based pricing engine, GenRATE, which provides lenders with a granular approach to pricing for borrowers. All active U.S. mortgage insurers utilize proprietary risk-based pricing engines. We expect most new insurance written in the market to be priced using opaque pricing that will frequently provide a different price to lenders compared to prevailing rate cards. Given evolving market dynamics, we expect price competition to remain highly competitive. For more information on the potential impacts due to competition, see “Item 1A—Risk Factors—Competitors could negatively affect our ability to maintain or increase our market share and profitability” in our 2019 Annual Report on Form
10-K.
At the same time, we believe mortgage insurers, including us, consider many variables when pricing their new insurance written including the prevailing and future macroeconomic conditions. Given the recent disruption to economic activity, including a spike in first-time unemployment claims filed since mid-March
2020 caused by
COVID-19,

and the potential for lower economic activity and elevated unemployment to persist into the future, we expect pricing to increase across new mortgage insurance policies written in the immediate future.
New insurance written increased 86% in the first quarter of 2020 compared to the first quarter of 2019 primarily due to higher mortgage refinancing originations and our higher estimated market share. The percentage of single premium new insurance written decreased during the first quarter of 2020 compared to the first quarter of 2019, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile and their concentration in the private mortgage insurance available market. We continue to manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time when circumstances warrant.
Net earned premiums increased in the first quarter of 2020 compared to the first quarter of 2019 primarily due to the growth in our insurance-in-force
portfolio and an increase in premiums earned from single premium policy cancellations driven largely by higher mortgage refinancing, partially offset by lower average premium rates in the current year. As a result of
COVID-19,
certain state insurance regulators have issued orders or provided guidance to insurers requiring or requesting, as the case may be, the provision of grace periods of varying lengths to insureds in the event of non-payment
of premium. Regulators differ greatly in their approaches but generally focus on the avoidance of cancellation of coverage for non-payment.
We currently comply with all state regulatory requirements and requests. If timely payment is not made, future premiums could decrease and the certificate of insurance could be subject to cancellation after 60 days, or such longer time as required under applicable law.
Our loss ratio was 8% for both the three months ended March 31, 2020 and 2019. The loss ratio was flat as higher losses from lower net benefits from cures and aging of existing delinquencies was offset by a decrease in new delinquencies, a lower average reserve on new delinquencies and higher net earned premiums in the current year. We are monitoring both the delinquency reporting within the first quarter of 2020 and the uptake of available forbearance options with servicers as an early indicator of future new delinquencies. We are not aware of any reported
COVID-19
related delinquencies in the first quarter of 2020. In addition, we have not identified any deterioration in performance trends of our existing delinquencies within the first quarter of 2020 that would require the strengthening of existing reserves on our existing delinquencies. Consequently, we did not strengthen reserves on existing delinquencies in the first quarter of 2020. Based on the surveillance of early forbearance uptake with servicers, we do expect to see elevated levels of new delinquencies in the coming months given the rise in unemployment and the availability of forbearance options driven by
COVID-19.
The impact on new delinquencies may be more severe for geographies that have been disproportionately impacted by
COVID-19.
In addition, loss mitigation performance across servicers may vary materially based on the impact of
COVID-19
on their respective servicing portfolios. We are actively engaged with the FHFA and the GSEs to mitigate the potential impact of early delinquencies on our PMIERs capital sufficiency and to support loss mitigation efforts such as forbearance and loan modification to mitigate future claims.
While
COVID-19
is unique in that it is a sudden, global economic disruption stemming from a health crisis, we have experience with the financial impacts of sudden, unexpected economic events on our U.S. mortgage insurance business. Prior localized natural disasters, such as hurricanes, have helped inform our view of the severity and potential duration of the economic shock caused by the efforts to contain the spread of
COVID-19.
Similar to our hurricane experience, we expect borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job will take advantage of available forbearance programs. As a result, we expect to see elevated new delinquencies, but as in past natural disasters, those delinquencies may cure at a higher rate than traditional delinquencies should economic activity quickly return to pre-COVID-19
levels. Severity of loss on loans that do go to claim, however, may be negatively impacted by the extended forbearance timeline, the associated elevated expenses such as accumulated interest and home price depreciation, if any.
As of March 31, 2020, GMICO’s
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s

domestic insurance regulator, was approximately 12.4:1, compared with a risk-to-capital
ratio of approximately 12.5:1 as of December 31, 2019. This
risk-to-capital
ratio remains below the NCDOI’s maximum
risk-to-capital
ratio of 25:1. North Carolina’s calculation of
risk-to-capital
excludes the
risk-in-force
for delinquent loans given the established loss reserves against all delinquencies. As a result, we do not expect any immediate, material pressure to GMICO’s risk-to-capital
ratio in the short term as a result of
COVID-19.
GMICO’s ongoing
risk-to-capital
ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support (if any) that we provide.
Under PMIERs, we are subject to operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of March 31, 2020, our U.S. mortgage insurance business had available assets of approximately 142% of the required assets under PMIERs compared to approximately 138% as of December 31, 2019. The sufficiency ratio as of March 31, 2020 was in excess of $1.1 billion of available assets above the PMIERs requirements, compared to $1.0 billion as of December 31, 2019. Pursuant to existing PMIERs requirements and industry application, our first quarter of 2020 PMIERs sufficiency ratio and excess available assets above PMIERs requirements both benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for each non-performing
loan backed by a property located in a FEMA Declared Major Disaster Area that either (1) is subject to a forbearance plan executed in response to a FEMA Declared Major Disaster Area eligible for Individual Assistance, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae, or (2) has an initial default date occurring up to either (i) 30 days prior to or (ii) 90 days following March 15, 2020. As of April 11, 2020, all fifty states and the District of Columbia have been declared FEMA Major Disaster Areas. The application of the 0.30 multiplier to all eligible delinquencies provided approximately three points and $54 million of benefit to our first quarter of 2020 PMIERs sufficiency ratio and excess available assets, respectively. We remain actively engaged with the FHFA and the GSEs on alternative solutions to mitigate the potential impact of early delinquencies on our PMIERs capital sufficiency. After giving effect to the reduced PMIERs risk-based required asset factors for non-performing
loans, we expect our PMIERs sufficiency ratio to decrease as a result of incremental delinquencies directly or indirectly related to
COVID-19.
Given the expectation for a decrease in our PMIERs sufficiency ratio prospectively as a result of new delinquencies stemming from
COVID-19,
we intend to preserve PMIERs available assets and our U.S. mortgage insurance business may not provide dividends in 2020. The amount and timing of dividends will be reevaluated later in 2020 and will depend on the economic recovery from COVID-19.
Effective January 1, 2020, our U.S. mortgage insurance business executed an excess of loss reinsurance transaction with a panel of reinsurers covering a portion of the loss tier on current and expected new insurance written for the 2020 book year. Combined with our other outstanding credit risk transfer transactions including our insurance linked note, our credit risk transfer program provided an aggregate of approximately $825 million of PMIERs capital credit as of March 31, 2020. Our U.S. mortgage insurance business may execute future risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time. We believe that future credit risk transfer transactions may be more difficult to execute, if possible at all, and may have a higher cost in the immediate future following the
COVID-19
pandemic.

Segment results of operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$226	$194	$32	16%
Net investment income	33	28	5	18%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	2	1	1	100%

Total revenues	261	223	38	17%

Benefits and expenses:
Benefits and other changes in policy reserves	19	16	3	19%
Acquisition and operating expenses, net of deferrals	50	46	4	9%
Amortization of deferred acquisition costs and intangibles	4	4	—	—%

Total benefits and expenses	73	66	7	11%

Income from continuing operations before income taxes	188	157	31	20%
Provision for income taxes	40	33	7	21%

Income from continuing operations	148	124	24	19%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$148	$124	$24	19%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily attributable to higher premiums and an increase in investment income, partially offset by higher operating costs and losses in the current year.
Revenues
Premiums increased mainly attributable to higher insurance
in-force
and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by lower average premium rates in the current year.
Net investment income increased primarily from higher average invested assets in the current year.
Benefits and expenses
Benefits and other changes in policy reserves increased largely from lower net benefits from cures and aging of existing delinquencies, partially offset by a decrease in new delinquencies and a lower average reserve on new delinquencies in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs driven mostly by increased sales in the current year.
Provision for income taxes.
The effective tax rate was 21.3% and 21.2% for the three months ended March 31, 2020 and 2019, respectively, consistent with the U.S. corporate federal income tax rate.
U.S. Mortgage Insurance selected operating performance measures
The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Primary insurance in-force (1)	$198,500	$170,400	$28,100	16%
Risk in-force	$47,900	$41,300	$6,600	16%
New insurance written	$17,900	$9,600	$8,300	86%
Net premiums written	$208	$193	$15	8%

(1)	Primary insurance
in-force
represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

Primary insurance
in-force
and risk
in-force
Primary insurance
in-force
increased largely as a result of $28.3 billion in higher flow insurance in-force,
which increased from $169.3 billion as of March 31, 2019 to $197.6 billion as of March 31, 2020 as a result of new insurance written, partially offset by lapses in the current year. The increase in flow insurance in-force
was partially offset by a decline of $0.2 billion in mortgage insurance on a bulk basis (“bulk insurance”)
in-force,
which decreased from $1.1 billion as of March 31, 2019 to $0.9 billion as of March 31, 2020 from cancellations and lapses. In addition, risk in-force
increased primarily as a result of higher flow new insurance written. Flow persistency was 76% and 86% for the three months ended March 31, 2020 and 2019, respectively.
New insurance written
New insurance written increased primarily due to higher mortgage refinancing originations and our higher estimated market share in the current year.
Net premiums written
Net premiums written increased primarily from higher average flow insurance in-force
in the current year.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2020	2019	2020 vs. 2019
Loss ratio	8%	8%	—%
Expense ratio (net earned premiums)	24%	25%	(1)%
Expense ratio (net premiums written)	26%	26%	—%

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
The loss ratio was flat compared to the three months ended March 31, 2019 as higher losses from lower net benefits from cures and aging of existing delinquencies were offset by a decrease in new delinquencies, a lower average reserve on new delinquencies and higher net earned premiums in the current year.
The expense ratio (net earned premiums) decreased slightly mainly driven by higher net earned premiums, mostly offset by higher operating costs.
Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2020	December 31, 2019	March 31, 2019
Primary insurance:
Insured loans in-force	876,912	860,214	792,800
Delinquent loans	15,648	16,607	16,206

Percentage of delinquent loans (delinquency rate)	1.78%	1.93%	2.04%
Flow loans in-force	866,562	849,472	780,733
Flow delinquent loans	15,246	16,209	15,764

Percentage of flow delinquent loans (delinquency rate)	1.76%	1.91%	2.02%
Bulk loans in-force	10,350	10,742	12,067
Bulk delinquent loans (1)	402	398	442

Percentage of bulk delinquent loans (delinquency rate)	3.88%	3.71%	3.66%
A minus and sub-prime loans in-force	12,243	12,792	14,712
A minus and sub-prime delinquent loans	2,077	2,283	2,530
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	16.96%	17.85%	17.20%

Pool insurance:
Insured loans in-force	4,071	4,122	4,470
Delinquent loans	132	167	187
Percentage of delinquent loans (delinquency rate)	3.24%	4.05%	4.18%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 345 as of March 31, 2020, 348 as of December 31, 2019 and 360 as of March 31, 2019.

Delinquency rates have declined as the residential real estate market in the United States has continued to strengthen during recent years.

The following tables set forth flow delinquencies, direct case reserves and risk in-force
by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2020
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,572	$24	$351	7%
4 - 11 payments	4,872	82	230	36%
12 payments or more	2,802	95	142	67%

Total	15,246	$201	$723	28%

	December 31, 2019
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,524	$27	$386	7%
4 - 11 payments	4,836	78	224	35%
12 payments or more	2,849	99	145	68%

Total	16,209	$204	$755	27%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of March 31, 2020	Percent of total reserves as of March 31, 2020 (1)	Delinquency rate
			March 31, 2020	December 31, 2019	March 31, 2019
By Region:
Southeast (2)	19%	20%	2.00%	2.15%	2.39%
Pacific (3)	18	12	1.29%	1.36%	1.29%
South Central (4)	17	12	1.68%	1.84%	1.97%
Northeast (5)	12	26	2.50%	2.72%	3.10%
North Central (6)	10	10	1.82%	1.91%	1.90%
Great Lakes (7)	10	7	1.53%	1.69%	1.62%
Mid-Atlantic (8)	6	5	1.72%	1.90%	2.11%
New England (9)	5	6	1.80%	1.92%	2.05%
Plains (10)	3	2	1.50%	1.69%	1.82%

Total	100%	100%	1.78%	1.93%	2.04%

(1)	Total reserves were $230 million as of March 31, 2020.

(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.

(3)	Alaska, California, Hawaii, Nevada, Oregon and Washington.

(4)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.

(5)	New Jersey, New York and Pennsylvania.

(6)	Illinois, Minnesota, Missouri and Wisconsin.

(7)	Indiana, Kentucky, Michigan and Ohio.

(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.

(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of March 31, 2020	Percent of total reserves as of March 31, 2020 (1)	Delinquency rate
			March 31, 2020	December 31, 2019	March 31, 2019
By State:
California	11%	7%	1.33%	1.42%	1.27%
Texas	7%	5%	1.83%	2.02%	2.03%
Florida	6%	10%	1.97%	2.13%	2.61%
New York	5%	15%	2.71%	3.00%	3.42%
Illinois	5%	6%	2.15%	2.27%	2.23%
Washington	4%	2%	1.09%	1.10%	1.05%
Michigan	4%	2%	1.32%	1.44%	1.30%
Pennsylvania	4%	4%	1.98%	2.15%	2.37%
North Carolina	4%	2%	1.65%	1.79%	1.96%
Ohio	3%	3%	1.62%	1.84%	1.82%

(1)	Total reserves were $230 million as of March 31, 2020.

The following table sets forth the dispersion of our total reserves and primary insurance in-force
and risk
in-force
by year of policy origination and average annual mortgage interest rate as of March 31, 2020:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.14%	7.2%	$1,290	0.6%	$242	0.5%
2005 to 2008	5.47%	48.2	14,870	7.5	3,400	7.1
2009 to 2013	4.22%	4.0	6,246	3.1	1,465	3.1
2014	4.46%	4.0	6,492	3.3	1,561	3.3
2015	4.16%	5.9	13,408	6.8	3,227	6.7
2016	3.89%	8.7	25,079	12.6	6,031	12.6
2017	4.25%	9.6	27,335	13.8	6,616	13.8
2018	4.76%	9.1	29,005	14.6	7,034	14.7
2019	4.26%	3.3	56,918	28.7	13,912	29.1
2020	3.82%	—	17,824	9.0	4,378	9.1

Total portfolio	4.40%	100.0%	$198,467	100.0%	$47,866	100.0%

(1)	Total reserves were $230 million as of March 31, 2020.

Australia Mortgage Insurance segment
Trends and conditions
Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the first quarter of 2020, the Australian dollar weakened against the U.S. dollar compared to the first quarter of 2019, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.
COVID-19
is having a significant impact on the Australian economy. To curb the spread of the virus, the Australian government restricted the movement of people within the country by implementing social distancing measures and shutting down all non-essential
businesses. This has resulted in major disruptions to economic activity across the country. The Australian Government has taken steps to support jobs, incomes and businesses by providing multiple economic stimulus packages, including wage subsidies, income support to households and cash flow support to businesses. In addition, many of our lender customers have announced initiatives that allow affected homeowners the option to defer their repayments for a period of up to six months. Homeowners that participate in such lender hardship programs will not be reported as delinquent during this time. In response, our mortgage insurance business in Australia expanded its COVID-19 hardship policy to enable lenders to further support borrowers impacted by the pandemic. While the government programs and lender initiatives are expected to lessen the effect of COVID-19 on the loss experience in the business, the ultimate impact will depend on the length of COVID-19 and the speed of the economic recovery. We continue to actively consider the potential economic impacts and work closely with our lender customers to support borrowers who have been impacted by
COVID-19
.
In addition to
COVID-19,
certain areas of Australia have been impacted by bushfires that occurred in late 2019 and continued into the first quarter of 2020. At this time, we do not believe there will be a significant impact to the business, and we expect our exposure to be limited to any economic downturn that may occur in the impacted regions.
As of the February 2020 release of its Statement on Monetary Policy, the Reserve Bank of Australia (“RBA”) expected the Australian gross domestic product (“GDP”) to have experienced moderate growth in the first quarter of 2020, supported by strengthened housing activity and export growth. However, the impact of
COVID-19
is expected to lead to uncertainty and material contractions over the first half of 2020. The future growth of the Australian GDP will depend on the time it takes to bring the virus under control and the government’s economic responses, in addition to how countries around the world progress and support economic activity. As part of a comprehensive package to support the Australian economy during this period of uncertainty, the RBA reduced its official cash rate in the first quarter of 2020 to 0.25%, down from 0.75% as of the end of 2019. According to RBA’s governor, the cash rate could potentially remain at this level for three years as RBA’s Board will not increase the cash rate target until progress is made toward full employment and it is confident that inflation will remain within a target range of two to three percent. The March 2020 unemployment rate increased slightly to 5.2% from 5.1% at the end of 2019. However, the unemployment rate is expected to rise sharply in the coming months as a result of the shut-down of major industries across the country.
March 2020 home prices in the combined capital cities of Australia were approximately 8% higher than the prior year, as housing values in the majority of the capital cities continued to rise during the first quarter of 2020. The Sydney and Melbourne housing markets were the main drivers of growth, with annual home price increases of 13% and 12%, respectively. Although Australia’s housing values continued to climb during the first quarter of 2020, the second half of March 2020 experienced a decline in growth as social distancing policies took effect and confidence weakened. This reversal in trend could persist as the economic impact of
COVID-19
continues to unfold.
Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2019, which resulted in no changes to the earnings pattern adopted in the fourth quarter of 2017. The adjustment to our premium earnings pattern in the fourth quarter of 2017 was applied on a retrospective basis under U.S. GAAP, however, under local Australian Accounting Standards (“AAS”) this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were different between the two accounting standards through the first quarter of 2020. These differences will continue in future periods but will become less significant as time passes.
Given the range of possible future adverse economic scenarios resulting from COVID-19, our mortgage insurance business in Australia assessed the adequacy of its unearned premium liability under local AAS as part of its first quarter of 2020 results. The liability adequacy test under AAS resulted in a deficiency, mostly driven by higher expected future claims. Accordingly, our Australia mortgage insurance business wrote off

AUD$182 million of its DAC balance as part of its first quarter of 2020 results. There was no deficiency adjustment under U.S. GAAP primarily due to a higher unearned premium reserve and a lower DAC balance. This further contributed to differences in results for our Australia mortgage insurance business under the two accounting standards in the first quarter of 2020.
Our mortgage insurance business in Australia had lower losses in the first quarter of 2020 compared to the first quarter of 2019 primarily from favorable aging of existing delinquencies. The loss ratio in Australia for the three months ended March 31, 2020 was 34%. While we did not experience increased claims in the first quarter of 2020 due to COVID-19, our mortgage insurance business in Australia anticipates future claims to increase toward the end of 2020, which could negatively impact losses.
In the first quarter of 2020, new insurance written increased compared to the first quarter of 2019 primarily due to higher mortgage origination volume from a key customer in the current year. We also had higher gross written premiums in the first quarter of 2020 compared to the first quarter of 2019 largely as a result of higher flow new insurance written. Despite the growth trend in the first quarter of 2020, new insurance written volumes could potentially decrease in the coming months due to economic impacts from
COVID-19.
Net earned premiums were lower in the first quarter of 2020 compared to the first quarter of 2019 primarily from portfolio seasoning and lower policy cancellations.
Our mortgage insurance business in Australia is concentrated in a small number of key customers. In October 2019, we renewed our supply and service contract with our largest customer, effective January 1, 2020, for a term of three years. In November 2018, we entered into a new contract with our second largest customer, effective November 21, 2018, with a term of two years and the option to extend for an additional year at the customer’s discretion. These two customers represented 56% and 10%, respectively, of our gross written premiums in the first quarter of 2020. Any termination, reduction or material change in relationship with one of them could have a material adverse effect on our future results because of our reliance on these key customers for the majority of our business. One consideration is that some of our customer contracts contain provisions that allow the customer the option to terminate their contract, on a prospective basis for new business, within a specified period following a ratings downgrade. Given the potential economic impacts of
COVID-19,
our mortgage insurance business in Australia could be subject to a ratings downgrade in the future. If that occurs, the business will work with its customers to demonstrate its credit strength and endeavor to avoid termination of any existing contracts.
Our mortgage insurance business in Australia evaluates its capital position in relation to the PCA as determined by APRA and utilizes its Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of March 31, 2020, our estimated PCA ratio was approximately 178%, representing a decrease from 191% as of December 31, 2019 largely from a DAC write-off of AUD$182 million recorded in connection with the completion of liability adequacy testing as part of first quarter of 2020 results. Given the economic uncertainty surrounding COVID-19, APRA has provided guidance to insurers asking them to limit discretionary capital distributions, including dividends, until the impact of COVID-19 is better understood to ensure that they have sufficient capital capacity to continue essential functions such as underwriting new insurance.
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

Segment results of operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$69	$83	$(14)	(17)%
Net investment income	10	16	(6)	(38)%
Net investment gains (losses)	(53)	12	(65)	NM (1)
Policy fees and other income	1	(1)	2	200%

Total revenues	27	110	(83)	(75)%

Benefits and expenses:
Benefits and other changes in policy reserves	24	28	(4)	(14)%
Acquisition and operating expenses, net of deferrals	17	17	—	—%
Amortization of deferred acquisition costs and intangibles	8	9	(1)	(11)%
Interest expense	1	2	(1)	(50)%

Total benefits and expenses	50	56	(6)	(11)%

Income (loss) from continuing operations before income taxes	(23)	54	(77)	(143)%
Provision (benefit) for income taxes	(7)	16	(23)	(144)%

Income (loss) from continuing operations	(16)	38	(54)	(142)%
Less: net income (loss) from continuing operations attributable to noncontrolling interests	(6)	20	(26)	(130)%

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(10)	18	(28)	(156)%
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	27	(6)	33	NM (1)
Taxes on adjustments	(8)	2	(10)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’scommon stockholders	$9	$14	$(5)	(36)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

(2)	For the three months ended March 31, 2020 and 2019, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(26) million and $6 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations, partially offset by lower losses primarily from favorable aging of existing delinquencies in the current year.

Revenues
Premiums decreased predominantly from portfolio seasoning and lower policy cancellations in the current year. The three months ended March 31, 2020 included a decrease of $4 million attributable to changes in foreign exchange rates.
Net investment income decreased largely from lower average invested assets and lower yields in the current year.
Net investment losses in the current year were primarily from derivative losses and net unrealized losses from a decrease in the fair value of equity securities, partially offset by net realized gains from the sale of investment securities. Net investment gains in the prior year were largely from net realized gains from the sale of investment securities and derivative gains. The three months ended March 31, 2020 included an increase of $3 million attributable to changes in foreign exchange rates.
Benefits and expenses
Benefits and other changes in policy reserves decreased primarily from favorable aging of existing delinquencies in the current year.
Provision (benefit) for income taxes.
The effective tax rate was 30.0% for both the three months ended March 31, 2020 and 2019, consistent with our jurisdictional rate.
Net income (loss) attributable to noncontrolling interests
. The decrease to a loss in the current year from income in the prior year was predominantly related to higher net investment losses driven largely by derivative losses in the current year.
Australia Mortgage Insurance selected operating performance measures
As of March 31, 2020, our mortgage insurance business in Australia had structured insurance transactions with three lenders where it was in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force,
risk
in-force,
new insurance written, loans
in-force
and delinquent loans, are excluded from the following tables. These arrangements represented approximately $143 million and $157 million of risk in-force
as of March 31, 2020 and 2019, respectively.
The following table sets forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Primary insurance in-force	$188,400	$219,200	$(30,800)	(14)%
Risk in-force	$65,700	$76,300	$(10,600)	(14)%
New insurance written	$4,300	$3,900	$400	10%
Net premiums written	$62	$52	$10	19%

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

Primary insurance
in-force
and risk
in-force
Primary insurance
in-force
and risk
in-force
decreased primarily from decreases of $30.1 billion and $10.5 billion, respectively, due to changes in foreign exchange rates in the current year.
New insurance written
New insurance written increased mainly attributable to higher mortgage origination volume from a key customer in the current year. The three months ended March 31, 2020 included a decrease of $200 million attributable to changes in foreign exchange rates.
Net premiums written
Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2020 and December 31, 2019, our unearned premium reserves were $0.9 billion and $1.0 billion, respectively. The three months ended March 31, 2020 included a decrease of $130 million attributable to changes in foreign exchange rates.
Net premiums written increased primarily due to higher flow new insurance written from an increase in mortgage origination volume from a key customer in the current year. The three months ended March 31, 2020 included a decrease of $3 million attributable to changes in foreign exchange rates.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease)
	2020	2019	2020 vs. 2019
Loss ratio	34%	34%	—%
Expense ratio (net earned premiums)	36%	31%	5%
Expense ratio (net premiums written)	40%	50%	(10)%

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
The loss ratio was flat as the decrease in premiums from portfolio seasoning and lower policy cancellations was offset by the decrease in losses primarily from favorable aging of existing delinquencies in the current year.
The expense ratio (net earned premiums) increased primarily from lower net earned premiums as discussed above.
The expense ratio (net premiums written) decreased primarily from higher net premiums written primarily due to an increase in mortgage origination volume from a key customer in the current year.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	March 31, 2020	December 31, 2019	March 31, 2019
Primary insured loans in-force	1,284,120	1,290,216	1,323,172
Delinquent loans	7,274	7,221	7,490
Percentage of delinquent loans (delinquency rate)	0.57%	0.56%	0.57%

Flow loans in-force	1,183,889	1,189,019	1,217,050
Flow delinquent loans	7,055	7,003	7,265
Percentage of flow delinquent loans (delinquency rate)	0.60%	0.59%	0.60%

Bulk loans in-force	100,231	101,197	106,122
Bulk delinquent loans	219	218	225
Percentage of bulk delinquent loans (delinquency rate)	0.22%	0.22%	0.21%

Flow loans
in-force
decreased primarily from policy cancellations in the current year.
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

	Percent of primary risk in-force as of March 31, 2020	Delinquency rate
		March 31, 2020	December 31, 2019	March 31, 2019
By state and territory:
New South Wales	27%	0.44%	0.42%	0.41%
Queensland	23	0.75%	0.75%	0.74%
Victoria	23	0.42%	0.41%	0.42%
Western Australia	13	1.00%	1.00%	1.05%
South Australia	6	0.67%	0.65%	0.69%
Australian Capital Territory	3	0.25%	0.24%	0.19%
Tasmania	2	0.30%	0.29%	0.28%
New Zealand	2	0.02%	0.02%	0.04%
Northern Territory	1	0.83%	0.71%	0.76%

Total	100%	0.57%	0.56%	0.57%

U.S. Life Insurance segment
COVID-19
The most significant impacts in our U.S. life insurance businesses from
COVID-19
are related to the current low interest rate environment and equity market volatility/declines, and may also be impacted by future mortality and morbidity experience. Our long-term care insurance products could be negatively impacted by the current low interest rate environment, particularly as it relates to loss recognition testing and asset adequacy analysis, as well as experiencing delays in approvals for in-force
rate actions. These impacts would be partially offset by higher mortality which is favorable to our long-term care insurance products. The low interest rate environment and declining equity markets have adversely impacted earnings in our fixed annuity products; however, if mortality is higher in future months, it could benefit earnings in these products in future quarters. Conversely, higher mortality rates could lower profitability in our life insurance products.

In our long-term care insurance products, we would expect some degree of higher mortality during
COVID-19
which would have a favorable impact on claims. We are not expecting
COVID-19
to drive higher claims frequency in our long-term care insurance business and we may observe temporarily reduced incidence while shelter-in-place
and social distancing protocols are in effect. We are temporarily unable to perform our full intake assessment, which requires an in-person
assessment, but are relying on an abbreviated assessment form and evaluating initial claim eligibility through a virtual assessment technique in the interim, with an in-person
assessment to follow once social distancing protocols are relaxed. As a result, we may experience temporary delays in adjudicating new claims and disruptions to our normal intake process. Our long-term care insurance benefit utilization will also be affected; although it is too early to tell the magnitude and/or direction of that impact.
Additionally, our U.S. life insurance companies are dependent on the approval of actuarially justified in-force
rate actions in our long-term care insurance business, including those rate actions which were previously filed and are currently pending review and approval. We could experience delays in receiving approvals of these rate actions during
COVID-19
although we do not expect a significant impact on our financial results during 2020 as a result of any delays.
We continue to provide customer service and flexibility to our policyholders during this uncertain time and will work with them if they contact us with questions or concerns regarding their policies. For example, we have approved accommodations for certain long-term care insurance policyholders on claim given unique circumstances related to
COVID-19.
 We are continually assessing our operational processes and monitoring potential impacts to morbidity due to
COVID-19.
In our U.S life insurance companies, we will comply with guidance issued by certain insurance regulators, such as mandates that policies cannot be lapsed or cancelled if premiums are not paid or requirements to provide extensions of grace periods during the
COVID-19
outbreak. We are actively monitoring developments related to
COVID-19
such as state directives that are issued during this time and we will continue to monitor and comply with any new guidance issued by our state insurance regulators. We may seek permitted practices during this time to help our capital position and our ongoing risk-based capital (“RBC”) requirements if
COVID-19
continues for an extended period of time. One permitted practice being considered relates to waiving the requirement to non-admit
premium receivables over 90 days if we are in a no lapse mandate. We are also contacting our reinsurance counterparties to inform them of the actions we are taking in response to state bulletins on extension of grace periods and prohibition of lapsation as well as showing flexibility to our policyholders who are on claim.
While there are premium deferrals/grace period mandates in certain states currently in place, we do not expect a significant impact on our premiums in our U.S. life insurance businesses. Given our current ratings, our sales volume is low in our long-term care insurance products. In 2016, we suspended sales of our traditional life insurance and fixed annuity products. For traditional life insurance policies, where regular premiums are typically required, and universal life insurance contracts, where premiums are typically flexible but frequently require minimum premiums to be paid, subject to state mandates for additional grace periods during the
COVID-19
pandemic, policies would follow normal lapse or nonforfeiture options if the policyholders decided not to pay their premiums. Therefore, we would not expect to experience a material financial strain in our life insurance products. There is no requirement to pay premiums in our fixed annuity contracts and benefits would adjust contractually based on actual premiums paid in these products.
We actively monitor cash and highly liquid investment positions in each of our U.S. life insurance companies against operating targets that are designed to ensure that we will have the cash necessary to meet our obligations as they come due. The targets are set based on stress scenarios that have the effect of increasing our expected cash outflows and decreasing our expected cash inflows. Liquidity risk is assessed by comparing subsidiary cash to potential cash needs under a stressed liquidity scenario. The stressed scenario reflects potential policyholder surrenders, variability of normal operating cash flow and potential increase in collateral requirements under our cleared derivative program.

While the impact of
COVID-19
is very difficult to predict, the related outcomes and impact on the U.S. life insurance business will depend on the length of the pandemic and shape of the economic recovery. Further declines in interest rates and equity markets as a result of
COVID-19
would increase reserves and capital requirements in our U.S. life insurance business. For sensitivities related to interest rates, lapses and mortality on our U.S. life insurance products, see “Item 7—Management’s Discussion and Analysis— Critical Accounting Estimates” in our 2019 Annual Report on Form
10-K.
We will continue to monitor COVID-19 impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic.
Trends and conditions
Results of our U.S. life insurance businesses depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves. Many factors can affect the results of our U.S. life insurance businesses. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our U.S. life insurance products. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition.
Our liability for policy and contract claims is reviewed quarterly and we completed a detailed review of our claim reserve assumptions and methodologies for our long-term care insurance business in the third quarter of 2019. In the fourth quarter of 2019, we performed assumption reviews for U.S. life insurance products, including our long-term care and life insurance products, and completed our loss recognition testing. Our review of assumptions, as part of our testing in the fourth quarter of 2019, included expected claim incidence, benefit utilization, mortality, persistency, interest rates and in-force
rate actions, among other assumptions. In addition, we performed cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis in the fourth quarter of 2019.
Results of our U.S. life insurance businesses are also impacted by interest rates. Low interest rates put pressure on the profitability and returns of these businesses as higher yielding investments mature and are replaced with lower yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report on Form
10-K.
The RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state as of December 31, 2019. However, the RBC ratio of our U.S. life insurance subsidiaries has been negatively impacted over the past few years as a result of statutory losses driven by the declining performance of the business and increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews particularly in our long-term care insurance business. In the first quarter of 2020, low interest rates and equity market volatility negatively impacted our variable annuity products resulting in material statutory reserve increases. However, hedge favorability, regulatory changes effective January 1, 2020 and the repayment of the $200 million intercompany note between Genworth Holdings and GLIC favorably impacted the RBC ratio in the first quarter of 2020. Any future statutory losses would decrease the RBC ratio of our U.S. life insurance subsidiaries. We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force
rate actions as a source of earnings and capital. We may see variability in statutory results and a further decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force
rate actions versus when the benefits from the
in-force
rate actions (including increased

premiums and associated benefit reductions) are fully realized in our financial results. Further declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
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
As a result of the review of our claim reserves completed in the fourth quarter of 2018 we have been establishing higher claim reserves on new claims, which has negatively impacted earnings and we expect this to continue going forward. Also, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. In addition, although new claim counts on our older long-term care insurance blocks of business will continue to decrease as the blocks run off, we are gaining more experience on our larger new blocks of business and expect continued growth in new claims on these blocks as policyholders reach older attained ages with higher likelihood of going on claim.
Given the ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force
policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. Executing on our multi-year long-term care insurance in-force
rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force
rate actions, refer to “Significant Developments—U.S. Life Insurance.” As of March 31, 2020, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force
policies. We will also consider litigation against states that decline actuarially justified rate increases. As of March 31, 2020, we were in litigation with one state that has refused to approve actuarially justified rate increases.
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
Mortality levels may deviate each period from historical trends. Overall mortality experience was higher for the three months ended March 31, 2020 compared to three months ended March 31, 2019 and we have experienced higher mortality than our then-current and priced-for
assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.
In the fourth quarter of 2019, we performed our annual review of life insurance assumptions and completed our loss recognition testing. Our review focused on assumptions for mortality, particularly for our conversion products, persistency and interest rates, among other assumptions. As part of our review in the fourth quarter of 2019, we recorded $107 million of after-tax
charges in our universal and term universal life insurance products primarily from assumption changes related to the lower interest rate environment.
We also updated mortality assumptions for certain universal and term universal life insurance products as well as our term life insurance products in the fourth quarter of 2019. Our mortality experience for older ages and late-duration premium periods and conversion products is emerging. Assumption changes in our term life insurance products focused on mortality improvements during the post-level premium period based on observed trends in emerging experience. This change to the mortality assumption increased the loss recognition testing margin in our term life insurance products. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience. We may be required to make further adjustments in the future to our assumptions which could impact our universal and term universal life insurance reserves or our loss recognition testing results of our term life insurance products. Any further materially adverse changes to our assumptions, including mortality or interest rates, could have a materially negative impact on our results of operations, financial condition and business.
Compared to 1998 and prior years, we had a significant increase in term life insurance sales, between 1999 and 2009, particularly in 1999 and 2000. The blocks of business issued since 2000 vary in size as compared to the large 1999 and 2000 blocks of business. As our large
10-
and
15-year
level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. As our large
20-year
level premium period business written in 1999 entered its

post-level period, we experienced higher lapses resulting in accelerated DAC amortization in 2019. This trend continued in the first quarter of 2020 for the 1999 block, as it reached the end of its level premium period. Additionally, we expect similar experience with the
20-year
level premium period business written in 2000 as it enters its post-level period during 2020 and into 2021. In the future, as additional
10-,
15-
and
20-year
level premium period blocks enter their post-level guaranteed premium rate period, we expect to experience volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as experience has emerged on earlier blocks. Additionally, the extension of grace periods or no lapsation mandated by state regulators during
COVID-19
may impact the timing and level of lapses for these blocks of business. We have taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.
We began selling term universal life insurance in late 2009, with sales peaking in 2011 prior to discontinuing sales of the product in 2012. We priced these products assuming high lapses upon expiration of the level premium period and we continue to expect those higher lapses. As our
10-year
level premium period term universal life insurance policies written in 2009 and 2010 enter their post-level premium period, we will record higher reserves during the premium grace period and will release the reserves when the policies lapse. We expect further reserve increases in these blocks through 2020 and into 2021 until the number of policies exiting the grace period exceeds the number of policies entering the post-level guaranteed premium rate period. However, any extension of grace periods or reinstatements mandated by state regulators during
COVID-19
may impact the level of reserves held for these blocks of business.
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
We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease, we could see declines in spreads which impact the margins on our products, particularly our fixed immediate annuity products. Due to the premium deficiency that existed in 2016, we continue to monitor our fixed immediate annuity products more frequently than annually and recorded additional charges to net income during 2019. If investment performance deteriorates or interest rates decrease or remain at the current levels for an extended period of time, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income and would result in higher income recognition over the remaining duration of the in-force
block.
For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$718	$709	$9	1%
Net investment income	695	701	(6)	(1)%
Net investment gains (losses)	(70)	84	(154)	(183)%
Policy fees and other income	144	151	(7)	(5)%

Total revenues	1,487	1,645	(158)	(10)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,297	1,236	61	5%
Interest credited	100	106	(6)	(6)%
Acquisition and operating expenses, net of deferrals	151	148	3	2%
Amortization of deferred acquisition costs and intangibles	87	66	21	32%
Interest expense	5	5	—	—%

Total benefits and expenses	1,640	1,561	79	5%

Income (loss) from continuing operations before income taxes	(153)	84	(237)	NM (1)
Provision (benefit) for income taxes	(27)	24	(51)	NM (1)

Income (loss) from continuing operations	(126)	60	(186)	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	67	(86)	153	178%
Losses on early extinguishment of debt	4	—	4	NM (1)
Expenses related to restructuring	—	4	(4)	(100)%
Taxes on adjustments	(15)	17	(32)	(188)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(70)	$(5)	$(65)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended March 31, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million and $(2) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$1	$(20)	$21	105%
Life insurance	(77)	(2)	(75)	NM	(1)
Fixed annuities	6	17	(11)	(65)%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(70)	$(5)	$(65)	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
•	Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $1 million in the current year compared to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $20 million in the prior year. The increase to income in the current year from a loss in the prior year was primarily from $52 million of higher premiums and reduced benefits in the current year from in-force
rate actions approved and implemented, a slightly favorable impact from benefit utilization rate updates in the current year compared to an unfavorable impact in the prior year and continued favorable development on prior year incurred but not reported claims. These increases were partially offset by higher frequency and severity of new claims in the current year.
•	The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders for our life insurance business increased $75 million mainly attributable to higher lapses primarily associated with our large
20-year
term life insurance block entering its post-level premium period, higher reserves in our
10-year
term universal life insurance block entering its post-level premium period during the premium grace period and from higher mortality in our universal and term life insurance products in the current year compared to the prior year.
•	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased $11 million in our fixed annuities business predominantly from higher reserves and DAC amortization in our fixed indexed annuities driven by unfavorable market changes in the current year, lower mortality in our single premium immediate annuities and a decrease in net spreads due to the runoff of the block. These decreases were partially offset by $13 million of unfavorable charges in connection with loss recognition testing in our fixed immediate annuity products in the prior year that did not recur.
Revenues
Premiums
•	Our long-term care insurance business increased $14 million largely from $34 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.
•	Our life insurance business decreased $5 million mainly attributable to the continued runoff of our term life insurance products in the current year.

Net investment income
•	Our long-term care insurance business increased $13 million largely from higher average invested assets, higher income on U.S. government treasury inflation protected securities and an increase in bond calls, partially offset by lower gains from limited partnerships in the current year.
•	Our life insurance business decreased $3 million principally related to lower gains from limited partnerships in the current year.
•	Our fixed annuities business decreased $16 million largely attributable to lower average invested assets in the current year due to block runoff.
Net investment gains (losses)
•	Our long-term care insurance business had net investment losses of $55 million in the current year compared to net investment gains of $80 million in the prior year. The change to net investment losses in the current year from net investment gains in the prior year was mainly driven by unrealized losses from changes in the fair value of equity securities in the current year compared to unrealized gains in the prior year. The change was also attributable to net gains from the sale of investment securities in the prior year that did not recur.
•	Net investment gains in our life insurance business decreased $9 million primarily related to lower net gains from the sale of investment securities in the current year.
•	Net investment losses in our fixed annuities business increased $10 million primarily related to derivative losses in the current year compared to derivative gains in the prior year. The increase was partially offset by gains on embedded derivatives related to our fixed indexed annuity products in the current year compared to losses in the prior year.
Policy fees and other income.
The decrease was attributable to our life insurance business primarily driven by a decline in our universal and term universal life insurance in-force
and higher ceded reinsurance costs in the current year.
Benefits and expenses
Benefits and other changes in policy reserves
•	Our long-term care insurance business increased $1 million principally from the aging of the in-force
block (including higher frequency of new claims), higher incremental reserves of $39 million recorded in connection with an accrual for profits followed by losses and higher severity of new claims in the current year. These increases were mostly offset by a higher favorable impact of $34 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, a slightly favorable impact from benefit utilization rate updates in the current year compared to an unfavorable impact in the prior year and favorable development on prior year incurred but not reported claims.
•	Our life insurance business increased $60 million primarily attributable to higher reserves in our
10-year
term universal life insurance block entering its post-level premium period during the premium grace period and from higher mortality in our universal and term life insurance products in the current year compared to the prior year.
•	Our fixed annuities business was flat as higher reserves in our fixed indexed annuities driven by unfavorable market changes in the current year and lower mortality in our single premium immediate annuities were offset by $17 million of higher reserves recorded in the prior year related to loss recognition testing in our fixed immediate annuity products that did not recur.
Interest credited.
The decrease in interest credited was primarily related to our fixed annuities business largely driven by a decline in the average account value in the current year.

Amortization of deferred acquisition costs and intangibles
•	Our life insurance business increased $17 million principally from higher lapses primarily associated with our large
20-year
term life insurance block entering its post-level premium period, partially offset by a $10 million unfavorable model correction in our universal life insurance products in the prior year that did not recur.
•	Our fixed annuities business increased $5 million largely related to higher DAC amortization reflecting lower net spreads and the impact of unfavorable market changes in the current year.
Interest expense.
Interest expense was flat as the early redemption of
non-recourse
funding obligations in our life insurance business was offset by the write-off
of $4 million in deferred borrowing costs.
Provision (benefit) for income taxes.
The effective tax rate was 17.5% and 28.5% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the effective tax rate was largely attributable to a pre-tax
loss in the current year compared to
pre-tax
income in the prior year.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Net earned premiums:
Individual long-term care insurance	$611	$599	$12	2%
Group long-term care insurance	31	29	2	7%

Total	$642	$628	$14	2%

Loss ratio	78%	81%	(3)%
The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.
Net earned premiums increased in the current year largely from $34 million of increased premiums from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.
The loss ratio decreased largely related to the higher premiums discussed above.

Life insurance
The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Term and whole life insurance
Net earned premiums	$76	$81	$ (5)	(6)%
Life insurance in-force, net of reinsurance	75,992	95,245	(19,253)	(20)%
Life insurance in-force before reinsurance	389,553	427,879	(38,326)	(9)%

Term universal life insurance
Net deposits	$56	$58	$(2)	(3)%
Life insurance in-force, net of reinsurance	111,945	114,894	(2,949)	(3)%
Life insurance in-force before reinsurance	112,710	115,691	(2,981)	(3)%

Universal life insurance
Net deposits	$71	$76	$(5)	(7)%
Life insurance in-force, net of reinsurance	33,552	34,961	(1,409)	(4)%
Life insurance in-force before reinsurance	38,144	39,785	(1,641)	(4)%

Total life insurance
Net earned premiums and deposits	$203	$215	$(12)	(6)%
Life insurance in-force, net of reinsurance	221,489	245,100	(23,611)	(10)%
Life insurance in-force before reinsurance	540,407	583,355	(42,948)	(7)%
We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.
Term and whole life insurance
Net earned premiums decreased mainly attributable to the continued runoff of our term life insurance products in the current year. Life insurance in-force
also decreased as a result of the continued runoff of our term life insurance products in the current year, including higher lapses primarily associated with a large
20-year
term life insurance block entering its post-level premium period.
Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2020	2019
Account value, beginning of period	$13,023	$14,348
Deposits	22	29
Surrenders, benefits and product charges	(467)	(516)

Net flows	(445)	(487)
Interest credited and investment performance	61	142
Effect of accumulated net unrealized investment gains (losses)	(152)	106

Account value, end of period	$12,487	$14,109

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
Account value decreased compared to December 31, 2019 as surrenders, benefits and net unrealized investment losses exceeded interest credited.
Runoff segment
COVID-19
Similar to our U.S. life insurance businesses, the most significant impacts from
COVID-19
in our Runoff segment are related to the current low interest rate environment and volatile equity market environment. The low interest rate environment and declining equity markets have materially adversely impacted earnings in our variable annuity products; however, if mortality is higher in future months, it could benefit earnings in these products in future quarters.
While certain states currently have mandates in place that policies cannot be lapsed, we do not expect a significant impact on our Runoff segment. Our variable annuity, variable life insurance and corporate-owned life insurance products have not been actively sold since 2011. There is no requirement to pay premiums in the majority of our variable annuity contracts and benefits would adjust contractually based on actual premiums paid in these products.
While the impact of
COVID-19
is very difficult to predict, the related outcomes and impact on our Runoff segment will depend on the length of the pandemic and shape of the economic recovery. We could see additional losses and declines in statutory risk-based capital driven by increases to the required capital supporting our variable annuity products, as a result of the decline in equity markets and low interest rates. For a further discussion of the impact of interest rates, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report on Form
10-K.
Trends and conditions
Results of our Runoff segment are affected primarily by investment performance, interest rate levels, net interest spreads, equity market conditions, mortality, surrenders and scheduled maturities. In addition, the results of our Runoff segment can significantly impact our regulatory capital requirements, distributable earnings and liquidity. We use hedging strategies as well as liquidity planning and asset-liability management to help mitigate the impacts. In addition, we may consider reinsurance opportunities to further mitigate volatility in results and manage capital in the future.
Equity market volatility and interest rate movements have caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity and interest rate market performance and volatility could result in additional gains or losses in these products although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Net investment income	$49	$47	$2	4%
Net investment gains (losses)	(75)	—	(75)	NM	(1)
Policy fees and other income	33	35	(2)	(6)%

Total revenues	7	82	(75)	(91)%

Benefits and expenses:
Benefits and other changes in policy reserves	20	1	19	NM	(1)
Interest credited	41	41	—	—%
Acquisition and operating expenses, net of deferrals	13	13	—	—%
Amortization of deferred acquisition costs and intangibles	17	2	15	NM	(1)

Total benefits and expenses	91	57	34	60%

Income (loss) from continuing operations before income taxes	(84)	25	(109)	NM	(1)
Provision (benefit) for income taxes	(18)	5	(23)	NM	(1)

Income (loss) from continuing operations	(66)	20	(86)	NM	(1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	67	—	67	NM	(1)
Taxes on adjustments	(14)	—	(14)	NM	(1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(13)	$20	$(33)	(165)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended March 31, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(8) million.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The decrease to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in the current year from adjusted operating income available to Genworth Financial, Inc.’s common stockholders in the prior year was predominantly from the decline in equity markets and interest rates in the current year.
Revenues
Net investment losses in the current year were largely related to losses on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”), partially offset by derivative gains.
Benefits and expenses
Benefits and other changes in policy reserves increased primarily attributable to higher GMDB reserves in our variable annuity products due to unfavorable equity market performance in the current year.

Amortization of deferred acquisition costs and intangibles increased mainly related to higher DAC amortization in our variable annuity products principally from unfavorable equity market performance in the current year.
Provision (benefit) for income taxes
. The effective tax rate was 22.0% and 19.4% for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily the result of a pre-tax
loss in the current year compared to
pre-tax
income in the prior year.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2020	2019
Account value, beginning of period	$5,042	$4,918
Deposits	4	7
Surrenders, benefits and product charges	(166)	(161)

Net flows	(162)	(154)
Interest credited and investment performance	(359)	349

Account value, end of period	$4,521	$5,113

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.
Account value decreased compared to December 31, 2019 primarily related to unfavorable equity market performance and surrenders in the current year.
Institutional products
The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2020	2019
Funding Agreements
Account value, beginning of period	$253	$381
Surrenders and benefits	(1)	(78)

Net flows	(1)	(78)
Interest credited	1	2

Account value, end of period	$253	$305

Account value related to our institutional products decreased compared to March 31, 2019 mainly attributable to scheduled maturities of certain funding agreements in the prior year that did not recur.

Corporate and Other Activities
Results of operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$2	$2	$—	—%
Net investment income	6	2	4	200%
Net investment gains (losses)	46	(21)	67	NM (1)
Policy fees and other income	1	1	—	—%

Total revenues	55	(16)	71	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	1	1	—	—%
Acquisition and operating expenses, net of deferrals	18	13	5	38%
Interest expense	46	53	(7)	(13)%

Total benefits and expenses	65	67	(2)	(3)%

Loss from continuing operations before income taxes	(10)	(83)	73	88%
Provision (benefit) for income taxes	2	(9)	11	122%

Loss from continuing operations	(12)	(74)	62	84%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(46)	21	(67)	NM (1)
Losses on early extinguishment of debt	8	—	8	NM (1)
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	8	(5)	13	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(41)	$(58)	$17	29%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower interest expense and higher investment income in the current year.
Revenues
Net investment income increased primarily from higher average invested assets in the current year.
The change to net investment gains in the current year from net investment losses in the prior year was predominantly related to derivative gains in the current year compared to derivative losses in the prior year.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, increased mainly driven by a make-whole premium of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and higher employee-related expenses, partially offset by lower operating expenses in the current year.

Interest expense decreased largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020.
The provision for income taxes for the three months ended March 31, 2020 primarily related to discrete and non-deductible
expenses, partially offset by a tax benefit related to the
pre-tax
loss. The benefit for income taxes for the three months ended March 31, 2019 was principally from the tax benefit related to the pre-tax
loss, partially offset by tax expenses related to the Global Intangible Low Taxed Income provision of the TCJA and gains on forward starting swaps settled prior to the enactment of the TCJA.
Investments and Derivative Instruments
Trends and conditions
Investments—credit and investment markets
During the first quarter of 2020, the U.S. Federal Reserve decreased interest rates 150 basis points in response to the negative economic impact of
COVID-19.
The accommodative economic policies from the U.S. Federal Reserve and negative growth expectations drove U.S. Treasury yields down approximately 100 to 150 basis points, setting new record lows, with the decline in short-term interest rates outpacing the decline in long-term interest rates. The
10-year
Treasury yield fell to a low of 54 basis points during the first quarter of 2020, over 80 basis points lower than the previous historic low set in July 2016, before finishing the first quarter of 2020 at 70 basis points.
Preliminary economic data related to
COVID-19
indicate an upcoming recession, with record U.S. initial unemployment claims of approximately 30 million through late April 2020, negative monthly inflation and historically low retail sales and industrial production. In response to the escalating risks from
COVID-19
and in an effort to stimulate the U.S. economy, the CARES Act was signed into law during the first quarter of 2020, which provided approximately $2.0 trillion of relief to individuals, businesses and government agencies, including government assistance and income tax benefits to businesses and enhanced unemployment and health benefits to individuals. The global economic slowdown has driven other global central banks and foreign governments to take similar accommodative actions to stabilize capital markets and implement fiscal stimulus to support their respective domestic economies.
Credit markets responded to
COVID-19
and the subsequent economic downturn with widening of credit spreads to recessionary levels. Stay at home orders and partial economic shutdowns are expected to place strain on earnings and corporate balance sheets for the next two quarters and possibly for the remainder of 2020, which when combined with forced liquidations as a result of liquidity strains, further contributed to the credit spread widening. A crude oil price war triggered by supply and demand imbalance decreased crude oil prices over 60% in the current year and contributed to additional credit spread widening and pressure to the energy sector. On March 23, 2020, the U.S. Federal Reserve announced new quantitative easing programs to help support credit markets, including a $2.3 trillion program that includes a $750 billion corporate credit facility to purchase investment grade and certain high yield corporate securities, amongst other facilities to support the loan, municipal and structured markets. This support from the U.S. Federal Reserve helped reverse some of the initial credit spread widening resulting from
COVID-19,
with credit spreads continuing to tighten during April 2020 but remaining near recessionary levels.
During the first quarter of 2020, we did not have any modifications or extensions of commercial mortgage loans that were considered troubled debt restructurings. As a result of
COVID-19
, we expect the number of modifications or extensions related to our commercial mortgage loans to increase during the remainder of 2020. We are working with individual borrowers impacted by
COVID-19
to provide alternative forms of relief for a specified period of time. Most of our borrowers are current on payments and we do not anticipate a significant impact from troubled debt restructurings in 2020.

The United Kingdom completed its exit from the European Union (“Brexit”) on January 31, 2020. In accordance with the current withdrawal agreement, the legal exit is followed by a transition period that ends on December 31, 2020, during which the United Kingdom continues to remain within the European Union’s single market and customs union. During the transition period, the United Kingdom is expected to negotiate and finalize a trade agreement with the European Union which will lay out the terms of the future trading relation between the two parties. The nature, timing and implications of these trade negotiations remain uncertain.
Our investment portfolio maintained approximately $2.6 billion of United Kingdom exposure, or approximately 4% of total fixed maturity securities as of March 31, 2020. These assets were primarily U.S. dollar-denominated fixed-income investments and we held no direct United Kingdom sovereign exposure. While the ultimate range of Brexit outcomes could lead to potential credit devaluation or rating agency downgrades of our United Kingdom related investments, at this time, we do not believe there is a material risk of investment impairments arising from the various Brexit scenarios.
As of March 31, 2020, our fixed maturity securities portfolio, which was 96% investment grade, comprised 81% of our total invested assets and cash.
Derivatives
Several of our master swap agreements previously contained credit downgrade provisions that allowed either party to assign or terminate the derivative transaction if the other party’s long-term unsecured credit or financial strength rating was below the limit defined in the applicable agreement. We renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements entirely or replace them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold and as of March 31, 2020, none of our insurance company master swap agreements have credit downgrade provisions. As of March 31, 2020, the RBC ratios of the respective insurance companies were above the thresholds negotiated in the applicable master swap agreements and therefore, no counterparty had rights to take action against us under the RBC threshold provisions.
As of March 31, 2020, $8.0 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of March 31, 2020, we posted initial margin of $319 million to our clearing agents, which represented approximately $94 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of March 31, 2020, $10.9 billion notional of our derivatives portfolio was in bilateral over-the-counter
(“OTC”) derivative transactions pursuant to which we have posted aggregate independent amounts of $448 million and are holding collateral from counterparties in the amount of $1,018 million.
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

Investment results
The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2020		2019		2020 vs. 2019
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$622	4.6%	$613	—%	$9
Fixed maturity securities—non-taxable	5.2%	2	6.1%	2	(0.9)%	—
Equity securities	3.8%	2	6.1%	4	(2.3)%	(2)
Commercial mortgage loans	4.9%	85	4.8%	82	0.1%	3
Policy loans	9.5%	49	9.5%	46	—%	3
Other invested assets (1)	17.7%	47	33.5%	59	(15.8)%	(12)
Cash, cash equivalents, restricted cash and short-term investments	1.4%	11	2.1%	11	(0.7)%	—

Gross investment income before expenses and fees	4.9%	818	5.0%	817	(0.1)%	1
Expenses and fees	(0.2)%	(25)	(0.2)%	(23)	—%	(2)

Net investment income	4.7%	$793	4.8%	$794	(0.1)%	$(1)

Average invested assets and cash		$67,334		$65,678		$1,656

(1)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation and includes limited partnership investments, which are primarily equity-based and do not have fixed returns by period.
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
For the three months ended March 31, 2020, annualized weighted-average investment yields decreased primarily driven by lower investment income on higher average invested assets. Net investment income included $17 million of lower limited partnership income, mostly offset by $10 million of higher prepayment speed adjustments on structured securities and $6 million of higher income related to inflation-driven volatility on U.S. Government Treasury Inflation Protected Securities.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2020	2019
Available-for-sale fixed maturity securities:
Realized gains	$14	$79
Realized losses	(1)	(21)

Net realized gains (losses) on available-for-sale fixed maturity securities	13	58

Impairments:
Total other-than-temporary impairments	—	—
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—

Net other-than-temporary impairments	—	—

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	—
Net realized gains (losses) on equity securities sold	—	3
Net unrealized gains (losses) on equity securities still held	(19)	12
Limited partnerships	(40)	15
Commercial mortgage loans	—	(1)
Derivative instruments	(105)	(12)
Other	(1)	—

Net investment gains (losses)	$(152)	$75

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
•	We recorded net gains related to the sale of fixed maturity securities of $13 million during the three months ended March 31, 2020 primarily driven by portfolio rebalancing and asset exposure management. We recorded net realized gains of $58 million during the three months ended March 31, 2019 primarily related to cash tenders from merger and acquisition activity.
•	The change to net unrealized losses on equity securities and limited partnership investments during the three months ended March 31, 2020 from net unrealized gains during the three months ended March 31, 2019 was primarily from unfavorable equity market performance in the current year compared to favorable equity market performance in the prior year.
•	We recorded net losses related to derivatives of $105 million during the three months ended March 31, 2020 primarily associated with hedging programs that support our runoff variable annuity products and losses from our foreign currency hedging programs that support our Australia Mortgage Insurance segment due to the decline in the Australian dollar, partially offset by gains from hedging programs used to protect statutory surplus from equity market fluctuations.
We recorded net losses related to derivatives of $12 million during the three months ended March 31, 2019 primarily associated with losses related to hedging programs for our runoff variable annuity products and fixed indexed annuity products, partially offset by gains from hedging programs that support our long-term care insurance products and losses from derivatives used to hedge foreign currency risk associated with expected dividend payments from our Australia mortgage insurance business.

Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	March 31, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$41,864	57%	$42,162	57%
Private	17,187	24	18,177	24
Equity securities	188	—	239	—
Commercial mortgage loans, net	6,915	10	6,963	9
Policy loans	2,052	3	2,058	3
Other invested assets	2,465	3	1,632	2
Cash, cash equivalents and restricted cash	2,483	3	3,341	5

Total cash, cash equivalents, restricted cash and invested assets	$73,154	100%	$74,572	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2020, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities
As of March 31, 2020, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsoredenterprises	$4,041	$1,730	$—	$—	$5,771
State and political subdivisions	2,495	374	(5)	—	2,864
Non-U.S. government	1,118	92	(9)	—	1,201
U.S. corporate:
Utilities	4,333	556	(22)	—	4,867
Energy	2,426	51	(385)	—	2,092
Finance and insurance	7,179	548	(104)	—	7,623
Consumer—non-cyclical	5,006	725	(46)	—	5,685
Technology and communications	3,000	312	(37)	—	3,275
Industrial	1,304	72	(31)	—	1,345
Capital goods	2,420	272	(28)	—	2,664
Consumer—cyclical	1,628	134	(43)	—	1,719
Transportation	1,344	152	(23)	—	1,473
Other	295	40	(1)	—	334

Total U.S. corporate	28,935	2,862	(720)	—	31,077

Non-U.S. corporate:
Utilities	757	24	(16)	—	765
Energy	1,158	42	(102)	—	1,098
Finance and insurance	2,023	128	(40)	—	2,111
Consumer—non-cyclical	639	43	(8)	—	674
Technology and communications	1,021	96	(8)	—	1,109
Industrial	877	63	(29)	—	911
Capital goods	546	25	(10)	—	561
Consumer—cyclical	362	12	(12)	—	362
Transportation	554	62	(13)	—	603
Other	1,475	155	(25)	—	1,605

Total non-U.S. corporate	9,412	650	(263)	—	9,799

Residential mortgage-backed (1)	2,032	258	(17)	—	2,273
Commercial mortgage-backed	2,876	169	(64)	—	2,981
Other asset-backed	3,227	12	(154)	—	3,085

Total available-for-sale fixed maturity securities	$54,136	$6,147	$(1,232)	$—	$59,051

(1)	Fair value included $8 million collateralized by Alt-A residential mortgage loans and $19 million collateralized by sub-prime residential mortgage loans.

As of December 31, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

	Gross unrealized gains			Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies andgovernment-sponsored enterprises	$4,073	$952	$—	$—	$—	$5,025
State and political subdivisions	2,394	355	—	(2)	—	2,747
Non-U.S. government	1,235	117	—	(2)	—	1,350
U.S. corporate:
Utilities	4,322	675	—	—	—	4,997
Energy	2,404	303	—	(8)	—	2,699
Finance and insurance	6,977	798	—	(1)	—	7,774
Consumer—non-cyclical	4,909	796	—	(4)	—	5,701
Technology and communications	2,883	363	—	(1)	—	3,245
Industrial	1,271	125	—	—	—	1,396
Capital goods	2,345	367	—	(1)	—	2,711
Consumer—cyclical	1,590	172	—	(2)	—	1,760
Transportation	1,320	187	—	(1)	—	1,506
Other	292	30	—	—	—	322

Total U.S. corporate	28,313	3,816	—	(18)	—	32,111

Non-U.S. corporate:
Utilities	779	50	—	—	—	829
Energy	1,140	179	—	—	—	1,319
Finance and insurance	2,087	232	—	—	—	2,319
Consumer—non-cyclical	631	55	—	(2)	—	684
Technology and communications	1,010	128	—	—	—	1,138
Industrial	896	92	—	—	—	988
Capital goods	565	40	—	—	—	605
Consumer—cyclical	373	24	—	—	—	397
Transportation	557	73	—	(1)	—	629
Other	1,431	188	—	(2)	—	1,617

Total non-U.S. corporate	9,469	1,061	—	(5)	—	10,525

Residential mortgage-backed (1)	2,057	199	15	(1)	—	2,270
Commercial mortgage-backed	2,897	137	—	(8)	—	3,026
Other asset-backed	3,262	30	—	(7)	—	3,285

Total available-for-sale fixed maturity securities	$53,700	$6,667	$15	$(43)	$—	$60,339

(1)	Fair value included $9 million collateralized by Alt-A residential mortgage loans and $24 million collateralized by sub-prime residential mortgage loans.

Fixed maturity securities decreased $1.3 billion compared to December 31, 2019 principally from a decrease in net unrealized gains primarily from credit spread widening on our corporate and structured securities, partially offset by an increase in net unrealized gains on U.S. government, agencies and government-sponsored enterprises securities from a decrease in interest rates in the current year. The decrease in fixed maturity securities was also partially offset by purchases exceeding sales, maturities and repayments during the first quarter of 2020.
Commercial mortgage loans
The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	March 31, 2020
(Dollar amounts in millions)	Total amortized cost	Number of loans	Debt-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2010 and prior	$1,138	398	36%	$—	—
2011	163	41	37%	—	—
2012	405	74	41%	—	—
2013	570	113	46%	—	—
2014	703	128	50%	—	—
2015	810	133	55%	—	—
2016	507	92	58%	—	—
2017	735	141	60%	—	—
2018	1,003	164	66%	—	—
2019	803	111	71%	—	—
2020	107	18	69%	—	—

Total	$6,944	1,413	54%	$—	—

(1)	Represents weighted-average debt-to-value as of March 31, 2020.

	December 31, 2019
(Dollar amounts in millions)	Total recorded investment	Number of loans	Debt-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2010 and prior	$1,182	419	37%	$—	—
2011	168	42	38%	—	—
2012	415	75	42%	—	—
2013	579	114	47%	—	—
2014	720	129	50%	—	—
2015	833	136	56%	—	—
2016	517	93	59%	—	—
2017	740	141	61%	—	—
2018	1,019	165	66%	—	—
2019	807	111	71%	—	—

Total	$6,980	1,425	54%	$—	—

(1)	Represents weighted-average debt-to-value as of December 31, 2019.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,101	44%	$290	18%
Limited partnerships	671	27	634	39
Bank loan investments	409	17	383	23
Short-term investments	213	9	260	16
Securities lending collateral	58	2	51	3
Other investments	13	1	14	1

Total other invested assets	$2,465	100%	$1,632	100%

Derivatives increased largely from a decrease in interest rates in the current year. Limited partnerships increased primarily from additional capital investments, partially offset by net unrealized losses and return of capital in the current year. Short-term investments decreased due to maturities and unfavorable changes in foreign exchange rates.
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

(Notional in millions)	Measurement	December 31, 2019	Additions	Maturities/ terminations	March 31, 2020
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,968	$1,158	$(1,102)	$9,024
Foreign currency swaps	Notional	110	—	—	110

Total cash flow hedges		9,078	1,158	(1,102)	9,134

Total derivatives designated as hedges		9,078	1,158	(1,102)	9,134

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Equity index options	Notional	2,451	509	(531)	2,429
Financial futures	Notional	1,182	1,651	(1,266)	1,567
Other foreign currency contracts	Notional	628	1,819	(1,308)	1,139

Total derivatives not designated as hedges		8,935	3,979	(3,105)	9,809

Total derivatives		$18,013	$5,137	$(4,207)	$18,943

(Number of policies)	Measurement	December 31, 2019	Additions	Maturities/ terminations	March 31, 2020
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	25,623	—	(561)	25,062
Fixed index annuity embedded derivatives	Policies	15,441	—	(317)	15,124
Indexed universal life embedded derivatives	Policies	884	—	(18)	866

The increase in the notional value of derivatives was primarily attributable to an increase in foreign currency derivatives entered into to hedge a potential adverse legal settlement related to asserted claims denominated in a foreign currency and an increase in financial futures to hedge the GMWB liability associated with our runoff variable annuity products.
The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Consolidated Balance Sheets
Total assets
. Total assets decreased $2,498 million from $101,342 million as of December 31, 2019 to $98,844 million as of March 31, 2020.
•	Cash, cash equivalents, restricted cash and invested assets decreased $1,418 million primarily from decreases of $1,288 million, $858 million, and $51 million in fixed maturity securities, cash, cash equivalents and restricted cash and equity securities, respectively. The decrease in fixed maturity securities was predominantly related to lower unrealized gains principally from credit spread widening, largely in our U.S. and
non-U.S.
corporate bond investments, partially offset by a decrease in interest rates favorably impacting our U.S. government bond investments and net purchases in the current year. The decrease in cash, cash equivalents and restricted cash was largely related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020, the early repayment of Rivermont I’s non-recourse
funding obligations originally due in 2050 and net purchases of fixed maturity securities in the current year. Equity securities decreased principally from unfavorable equity market performance driven in large part by
COVID-19.
These decreases were partially offset by an increase of $833 million in other invested assets primarily from lower interest rates increasing derivative assets in the current year.
•	Deferred tax asset decreased $106 million primarily due to higher unrealized gains on derivatives, partially offset by lower unrealized gains on investments in the current year.
•	Separate account assets decreased $1,141 million primarily due to unfavorable equity market performance and surrenders in the current year.
Total liabilities
. Total liabilities decreased $2,700 million from $86,710 million as of December 31, 2019 to $84,010 million as of March 31, 2020.
•	Future policy benefits decreased $1,045 million primarily driven by shadow accounting adjustments associated with the recognition of lower unrealized gains. The shadow accounting adjustments decreased future policy benefits by approximately $1,110 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). This decrease was partially offset by aging of our long-term care insurance in-force
block and an increase in incremental reserves of $41 million recorded in connection with an accrual for profits followed by losses in the current year.
•	Policyholder account balances increased $96 million largely attributable to our variable annuity business from unfavorable equity market performance, partially offset by surrenders and benefits in our fixed annuities business in the current year.
•	Liability for policy and contract claims increased $174 million due principally to our long-term care insurance business primarily attributable to new claims, which includes higher new claims frequency as a result of the aging of the in-force
block, as well as higher severity, partially offset by favorable development on prior year incurred but not reported claims in the current year.
•	Unearned premiums decreased $171 million principally related to our Australia mortgage insurance business due primarily to changes in foreign exchange rates, as the U.S. dollar strengthened against the

Australian dollar as compared to the December 31, 2019 balance sheet rate. The decrease was also attributable to earned premiums outpacing written premiums in our U.S. mortgage insurance business and from policy terminations and policies entering paid-up
status in our long-term care insurance business.
•	Non-recourse funding obligations decreased $311 million due to the early redemption of Rivermont I’s outstanding non-recourse funding obligations originally due in 2050.
•	Long-term borrowings decreased $426 million mainly attributable to the early redemption of Genworth Holdings’ 7.70% senior notes originally scheduled to mature in June 2020. In addition, Genworth Holdings repurchased $14 million principal amount of its senior notes with 2021 maturity dates in March 2020.
Total equity
. Total equity increased $202 million from $14,632 million as of December 31, 2019 to $14,834 million as of March 31, 2020.
•	We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $66 million for the three months ended March 31, 2020. We also adopted new accounting guidance on January 1, 2020 related to estimating expected credit losses that was applied on a modified retrospective basis, resulting in a $55 million decrease to retained earnings in the current year.
•	Derivatives qualifying as hedges increased $753 million primarily from a decrease in interest rates, partially offset by a decrease in net unrealized gains of $316 million driven largely by credit spread widening, mostly in our U.S. and
non-U.S.
corporate bond investments in the current year.
Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.
Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2020	2019
Net cash from operating activities	$680	$134
Net cash from (used by) investing activities	(551)	277
Net cash used by financing activities	(957)	(375)

Net increase (decrease) in cash before foreign exchange effect	$(828)	$36

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments typically exceed policy acquisition costs, benefits paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; deposits from Federal Home Loan Banks; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse
funding obligations; and other capital transactions.

We had higher cash inflows from operating activities in the current year mainly attributable to posting lower collateral with counterparties related to our derivative positions and a lower amount of policy loans issued in our corporate-owned life insurance product, partially offset by a $134 million interim litigation payment to AXA in the current year.
We had cash outflows from investing activities in the current year primarily driven by net purchases of fixed maturity securities and capital calls related to limited partnership investments, partially offset by net sales of short-term investments. We had cash inflows from investing activities in the prior year mainly driven by net sales of fixed maturity and equity securities, partially offset by commercial mortgage loan originations outpacing repayments.
We had higher cash outflows from financing activities in the current year principally from the early redemption of $397 million of Genworth Holdings’ senior notes originally scheduled to mature in June 2020, the early repayment of $315 million of Rivermont I’s non-recourse
funding obligations originally due in 2050 and the repurchase of $14 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates, partially offset by lower net withdrawals from our investment contracts.
We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary.
Genworth—holding company
Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have any significant operations of their own. Dividends from their respective subsidiaries, payments to them under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings or securities issuances are their principal sources of cash to meet their obligations. Insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. We expect dividends paid by the insurance subsidiaries will vary depending on strategic objectives, capital levels, regulatory requirements and business performance, including the expected adverse impacts from
COVID-19.
The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes and litigation expenses related to discontinued operations), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on our mortgage insurance businesses so they remain appropriately capitalized and accelerating progress on reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity.
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
Genworth Holdings had $525 million and $1,461 million of cash, cash equivalents and restricted cash as of March 31, 2020 and December 31, 2019. Genworth Holdings also held $50 million and $70 million in U.S. government securities as of March 31, 2020 and December 31, 2019, respectively, which included approximately $50 million and $48 million, respectively, of restricted assets. The decrease in Genworth Holdings cash, cash equivalents and restricted cash was principally driven by the repayment of long-term debt and intercompany notes and a $134 million interim litigation payment to AXA. For additional details on the decrease in cash, cash equivalents and restricted cash, see below under “—Capital resources and financing activities.”
During the three months ended March 31, 2020 and 2019, Genworth Holdings received cash dividends from its international subsidiaries of $11 million and $47 million, respectively.
Due to the macroeconomic uncertainty resulting from COVID-19, we may not receive further dividends from our mortgage insurance businesses in 2020. Future dividends and the timing of their distribution will be reevaluated later in 2020 and will depend on the economic recovery from COVID-19.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2020, our total cash, cash equivalents, restricted cash and invested assets were $73.2 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 37% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of March 31, 2020.
As of March 31, 2020, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. Credit risk transfer transactions provided an aggregate of approximately

$825 million of PMIERs capital credit as of March 31, 2020. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset valuations and requirement changes over time, including additional reinsurance and other credit risk transfer transactions.
Capital resources and financing activities
In March 2020, Genworth Holdings repaid a $200 million intercompany note due to GLIC with a maturity date of March 31, 2020.
In March 2020, Genworth Holdings repurchased $14 million principal amount of its senior notes with 2021 maturity dates for a pre-tax
gain of $1 million and paid accrued interest thereon. In April 2020, Genworth Holdings repurchased an additional $36 million principal amount of its senior notes with 2021 maturity dates for a pre-tax
gain of $2 million.
On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020 for a pre-tax
loss of $9 million. The senior notes were fully redeemed with a cash payment of $409 million, comprised of the outstanding principal balance of $397 million, accrued interest of $3 million and a make-whole premium of $9 million.
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, redeemed all of its $315 million of outstanding non-recourse
funding obligations due in 2050. The early redemption resulted in a pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs.
In January 2020, we made an interim payment to AXA for approximately $134 million, which was accrued as a contingent liability as of December 31, 2019. Additional amounts may be due following the damages hearing scheduled for June 2020. To date, AXA has submitted invoices to us claiming aggregate losses of approximately £489 million, of which £100 million ($134 million) was paid in January 2020. AXA is also seeking a tax gross-up on the amount invoiced for an additional £115 million. AXA may also claim and seek additional losses at the damages hearing scheduled for June 2020. See note 12 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional details.
We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances, and if necessary, sales of assets, as described below, will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Our cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. We may move below or above our targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. We continue to evaluate our target level of liquidity as circumstances warrant. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with certainty the impact to us from future disruptions in the credit markets or the recent or any further future downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company debt. In the absence of the transaction with China Oceanwide, we may need to pursue financing transactions or potential asset sales to address our debt maturities, including a potential transaction with respect to our U.S. mortgage insurance business and/or our mortgage insurance business in Australia. The timing and feasibility of such potential transactions may adversely be affected by COVID-19. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” and “Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation” in our 2019 Annual Report on Form
10-K.
In addition, see note 12 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” regarding the case captioned “
AXA S.A. v. Genworth Financial International Holdings, LLC et al
.,” for additional details on litigation, including potential further contingent liabilities. These risks may be exacerbated by the economic impact of COVID-19.
Contractual obligations and commercial commitments
Except as disclosed above, there have been no material additions or changes to our contractual obligations as compared to the amounts disclosed within our 2019 Annual Report on Form
10-K
filed on February 27, 2020. For additional details related to our commitments, see note 12 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”
Supplemental Condensed Consolidating Financial Information
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
The following supplemental condensed consolidating financial information of Genworth Financial and its direct and indirect subsidiaries has been prepared pursuant to rules regarding the preparation of consolidating financial information of Regulation
 S-X,
as amended by the SEC on March 2, 2020. In the first quarter of 2020, we early applied new rules issued by the SEC by removing comparative prior year condensed consolidating financial information herein and presenting the supplemental condensed consolidating financial information outside the footnotes of our interim unaudited condensed consolidated financial statements. We continue to provide prior year annual period condensed consolidating financial information in accordance with the new amended rules.
The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of March 31, 2020 and December 31, 2019, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the three months ended March 31, 2020 and for the year ended December 31, 2019.
The supplemental condensed consolidating financial information reflects Genworth Financial (“Parent Guarantor”), Genworth Holdings (“Issuer”) and each of Genworth Financial’s other direct and indirect subsidiaries (the “All Other Subsidiaries”) on a combined basis, none of which guarantee the senior notes or subordinated notes, as well as the eliminations necessary to present Genworth Financial’s financial information on a consolidated basis and total consolidated amounts.
The accompanying supplemental condensed consolidating financial information is presented based on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other changes in equity. Elimination entries include consolidating and eliminating entries for investments in subsidiaries and intercompany activity.

The following table presents the condensed consolidating balance sheet information as of March 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $54,136 and allowance for credit losses of $—)	$—	$—	$59,051	$—	$59,051
Equity securities, at fair value	—	—	188	—	188
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,944	—	6,944
Less: Allowance for credit losses	—	—	(29)	—	(29)

Commercial mortgage loans, net	—	—	6,915	—	6,915
Policy loans	—	—	2,052	—	2,052
Other invested assets	—	61	2,404	—	2,465
Investments in subsidiaries	14,352	15,436	—	(29,788)	—

Total investments	14,352	15,497	70,610	(29,788)	70,671
Cash, cash equivalents and restricted cash	—	525	1,958	—	2,483
Accrued investment income	—	—	707	—	707
Deferred acquisition costs	—	—	1,898	—	1,898
Intangible assets and goodwill	—	—	263	—	263
Reinsurance recoverable	—	—	17,122	—	17,122
Less: Allowance for credit losses	—	—	(42)	—	(42)

Reinsurance recoverable, net	—	—	17,080	—	17,080
Other assets	(2)	233	225	—	456
Intercompany notes receivable	104	189	—	(293)	—
Deferred tax assets	7	827	(515)	—	319
Separate account assets	—	—	4,967	—	4,967

Total assets	$14,461	$17,271	$97,193	$(30,081)	$98,844

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$39,339	$—	$39,339
Policyholder account balances	—	—	22,313	—	22,313
Liability for policy and contract claims	—	—	11,132	—	11,132
Unearned premiums	—	—	1,722	—	1,722
Other liabilities	12	96	1,578	—	1,686
Intercompany notes payable	—	105	188	(293)	—
Long-term borrowings	—	2,729	122	—	2,851
Separate account liabilities	—	—	4,967	—	4,967

Total liabilities	12	2,930	81,361	(293)	84,010

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,993	12,761	18,431	(31,192)	11,993
Accumulated other comprehensive income (loss)	3,815	3,815	3,908	(7,723)	3,815
Retained earnings	1,340	(2,235)	(7,195)	9,430	1,340
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,449	14,341	15,147	(29,488)	14,449
Noncontrolling interests	—	—	685	(300)	385

Total equity	14,449	14,341	15,832	(29,788)	14,834

Total liabilities and equity	$14,461	$17,271	$97,193	$(30,081)	$98,844

The following table presents the condensed consolidating balance sheet information as of December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$60,539	$(200)	$60,339
Equity securities, at fair value	—	—	239	—	239
Commercial mortgage loans ($47 are restricted related to a securitization entity)	—	—	6,963	—	6,963
Policy loans	—	—	2,058	—	2,058
Other invested assets	—	71	1,561	—	1,632
Investments in subsidiaries	14,079	15,090	—	(29,169)	—

Total investments	14,079	15,161	71,360	(29,369)	71,231
Cash, cash equivalents and restricted cash	—	1,461	1,880	—	3,341
Accrued investment income	—	—	657	(3)	654
Deferred acquisition costs	—	—	1,836	—	1,836
Intangible assets and goodwill	—	—	201	—	201
Reinsurance recoverable	—	—	17,103	—	17,103
Other assets	4	48	392	(1)	443
Intercompany notes receivable	119	132	—	(251)	—
Deferred tax assets	13	821	(409)	—	425
Separate account assets	—	—	6,108	—	6,108

Total assets	$14,215	$17,623	$99,128	$(29,624)	$101,342

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$40,384	$—	$40,384
Policyholder account balances	—	—	22,217	—	22,217
Liability for policy and contract claims	—	—	10,958	—	10,958
Unearned premiums	—	—	1,893	—	1,893
Other liabilities	30	99	1,438	(5)	1,562
Intercompany notes payable	—	319	132	(451)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,137	140	—	3,277
Separate account liabilities	—	—	6,108	—	6,108

Total liabilities	30	3,555	83,581	(456)	86,710

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,990	12,761	18,431	(31,192)	11,990
Accumulated other comprehensive income (loss)	3,433	3,433	3,474	(6,907)	3,433
Retained earnings	1,461	(2,126)	(7,108)	9,234	1,461
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,185	14,068	14,800	(28,868)	14,185
Noncontrolling interests	—	—	747	(300)	447

Total equity	14,185	14,068	15,547	(29,168)	14,632

Total liabilities and equity	$14,215	$17,623	$99,128	$(29,624)	$101,342

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,015	$—	$1,015
Net investment income	(1)	5	792	(3)	793
Net investment gains (losses)	—	10	(162)	—	(152)
Policy fees and other income	—	1	182	(2)	181

Total revenues	(1)	16	1,827	(5)	1,837

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,361	—	1,361
Interest credited	—	—	141	—	141
Acquisition and operating expenses, net of deferrals	8	10	231	—	249
Amortization of deferred acquisition costs and intangibles	—	—	116	—	116
Interest expense	—	49	8	(5)	52

Total benefits and expenses	8	59	1,857	(5)	1,919

Loss from continuing operations before income taxes and equity in loss of subsidiaries	(9)	(43)	(30)	—	(82)
Provision (benefit) for income taxes	3	(9)	(4)	—	(10)
Equity in loss of subsidiaries	(54)	(20)	—	74	—

Loss from continuing operations	(66)	(54)	(26)	74	(72)
Income from discontinued operations, net of taxes	—	—	—	—	—

Net loss	(66)	(54)	(26)	74	(72)
Less: net loss from continuing operations attributable to noncontrolling interests	—	—	(6)	—	(6)
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—

Net loss available to Genworth Financial, Inc.’s common stockholders	$(66)	$(54)	$(20)	$74	$(66)

The following table presents the condensed consolidating income statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,037	$—	$4,037
Net investment income	(3)	10	3,228	(15)	3,220
Net investment gains (losses)	—	(5)	55	—	50
Policy fees and other income	—	2	792	(5)	789

Total revenues	(3)	7	8,112	(20)	8,096

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,163	—	5,163
Interest credited	—	—	577	—	577
Acquisition and operating expenses, net of deferrals	20	—	942	—	962
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Interest expense	3	231	25	(20)	239

Total benefits and expenses	23	231	7,148	(20)	7,382

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(26)	(224)	964	—	714
Provision (benefit) for income taxes	(3)	(45)	243	—	195
Equity in income of subsidiaries	366	177	—	(543)	—

Income (loss) from continuing operations	343	(2)	721	(543)	519
Income (loss) from discontinued operations, net of taxes	—	(140)	151	—	11

Net income (loss)	343	(142)	872	(543)	530
Less: net income from continuing operations attributable to noncontrolling interests	—	—	64	—	64
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	123	—	123

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$343	$(142)	$685	$(543)	$343

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net loss	$(66)	$(54)	$(26)	$74	$(72)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(316)	(316)	(320)	632	(320)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	—	—	—
Derivatives qualifying as hedges	753	753	803	(1,556)	753
Foreign currency translation and other adjustments	(55)	(55)	(96)	108	(98)

Total other comprehensive income (loss)	382	382	387	(816)	335

Total comprehensive income	316	328	361	(742)	263
Less: comprehensive loss attributable to noncontrolling interests	—	—	(53)	—	(53)

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$316	$328	$414	$(742)	$316

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$343	$(142)	$872	$(543)	$530
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	859	842	846	(1,701)	846
Net unrealized gains (losses) on other-than-temporarily impaired securities	2	2	2	(4)	2
Derivatives qualifying as hedges	221	221	247	(468)	221
Foreign currency translation and other adjustments	307	224	486	(530)	487

Total other comprehensive income (loss)	1,389	1,289	1,581	(2,703)	1,556

Total comprehensive income	1,732	1,147	2,453	(3,246)	2,086
Less: comprehensive income attributable to noncontrolling interests	—	—	354	—	354

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,732	$1,147	$2,099	$(3,246)	$1,732

The following table presents the condensed consolidating cash flow statement information for the three months ended March 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net loss	$(66)	$(54)	$(26)	$74	$(72)
Adjustments to reconcile net loss to net cash from (used by)operating activities:
Equity in loss from subsidiaries	54	20	—	(74)	—
Dividends from subsidiaries	—	11	(11)	—	—
Amortization of fixed maturity securities discounts and premiums	—	2	(37)	—	(35)
Net investment (gains) losses	—	(10)	162	—	152
Charges assessed to policyholders	—	—	(158)	—	(158)
Acquisition costs deferred	—	—	(4)	—	(4)
Amortization of deferred acquisition costs and intangibles	—	—	116	—	116
Deferred income taxes	6	8	(25)	—	(11)
Derivative instruments, limited partnerships and other	—	(63)	410	—	347
Stock-based compensation expense	10	—	1	—	11
Change in certain assets and liabilities:
Accrued investment income and other assets	7	(16)	(93)	(5)	(107)
Insurance reserves	—	—	328	—	328
Current tax liabilities	(5)	(16)	16	—	(5)
Other liabilities, policy and contract claims and otherpolicy-related balances	(16)	(147)	276	5	118

Net cash from (used by) operating activities	(10)	(265)	955	—	680

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	921	—	921
Commercial mortgage loans	—	—	139	—	139
Other invested assets	—	—	34	—	34
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	369	—	369
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(1,804)	—	(1,804)
Commercial mortgage loans	—	—	(107)	—	(107)
Other invested assets	—	—	(160)	—	(160)
Short-term investments, net	—	20	28	—	48
Policy loans, net	—	—	9	—	9
Intercompany notes receivable	15	(57)	200	(158)	—
Capital contributions to subsidiaries	(1)	—	1	—	—

Net cash from (used by) investing activities	14	(37)	(370)	(158)	(551)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	180	—	180
Withdrawals from universal life and investment contracts	—	—	(493)	—	(493)
Redemption of non-recourse funding obligations	—	—	(315)	—	(315)
Repayment and repurchase of long-term debt	—	(420)	—	—	(420)
Dividends paid to noncontrolling interests	—	—	(9)	—	(9)
Intercompany notes payable	—	(214)	56	158	—
Other, net	(4)	—	104	—	100

Net cash used by financing activities	(4)	(634)	(477)	158	(957)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(30)	—	(30)

Net change in cash, cash equivalents and restricted cash	—	(936)	78	—	(858)
Cash, cash equivalents and restricted cash at beginning of period	—	1,461	1,880	—	3,341

Cash, cash equivalents and restricted cash at end of period	—	525	1,958	—	2,483
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$525	$1,958	$—	$2,483

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$343	$(142)	$872	$(543)	$530
Less (income) loss from discontinued operations, net of taxes	—	140	(151)	—	(11)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in income from subsidiaries	(366)	(177)	—	543	—
Dividends from subsidiaries	250	1,352	(1,602)	—	—
Amortization of fixed maturity securities discounts and premiums	—	8	(126)	—	(118)
Net investment (gains) losses	—	5	(55)	—	(50)
Charges assessed to policyholders	—	—	(699)	—	(699)
Acquisition costs deferred	—	—	(27)	—	(27)
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Deferred income taxes	1	132	6	—	139
Derivative instruments and limited partnerships	—	(35)	(63)	—	(98)
Stock-based compensation expense	26	—	1	—	27
Change in certain assets and liabilities:
Accrued investment income and other assets	—	7	(365)	—	(358)
Insurance reserves	—	—	1,259	—	1,259
Current tax liabilities	16	(43)	53	—	26
Other liabilities, policy and contract claims and other policy-related balances	(17)	(44)	668	2	609
Cash from operating activities—discontinued operations	—	134	275	—	409

Net cash from operating activities	253	1,337	487	2	2,079

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,436	—	3,436
Commercial mortgage loans	—	—	582	—	582
Restricted commercial mortgage loans related to a securitization entity	—	—	15	—	15
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,883	—	3,883
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(6,899)	—	(6,899)
Commercial mortgage loans	—	—	(813)	—	(813)
Other invested assets, net	—	5	(392)	(2)	(389)
Policy loans, net	—	—	62	—	62
Intercompany notes receivable	(119)	48	6	65	—
Capital contributions to subsidiaries	(5)	—	5	—	—
Proceeds from sale of business, net of cash transferred	—	—	1,398	—	1,398
Cash from investing activities—discontinued operations	—	—	26	—	26

Net cash from (used by) investing activities	(124)	53	1,309	63	1,301

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	824	—	824
Withdrawals from universal life and investment contracts	—	—	(2,319)	—	(2,319)
Repayment and repurchase of long-term debt	—	(446)	—	—	(446)
Intercompany notes payable	(122)	112	75	(65)	—
Repurchase of subsidiary shares	—	—	(22)	—	(22)
Dividends paid to noncontrolling interests	—	—	(87)	—	(87)
Other, net	(7)	(24)	(4)	—	(35)
Cash used by financing activities—discontinued operations	—	—	(132)	—	(132)

Net cash used by financing activities	(129)	(358)	(1,665)	(65)	(2,217)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $6 related to discontinued operations)	—	—	1	—	1

Net change in cash, cash equivalents and restricted cash	—	1,032	132	—	1,164
Cash, cash equivalents and restricted cash at beginning of period	—	429	1,748	—	2,177

Cash, cash equivalents and restricted cash at end of period	—	1,461	1,880	—	3,341
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$1,461	$1,880	$—	$3,341

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2019, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $300 million to us in 2020, and the remaining net assets are considered restricted. While the $300 million is considered unrestricted, our insurance subsidiaries most likely will not pay dividends to us in 2020 at this level as they need to retain capital to meet regulatory requirements and preserve desired capital thresholds. As of March 31, 2020, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.0 billion and $15.1 billion, respectively.
Securitization Entities
There were no
off-balance
sheet securitization transactions during the three months ended March 31, 2020 or 2019.
New Accounting Standards
For a discussion of recently adopted accounting standards, see note 2 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. Except as disclosed below and in our executive summary under “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Summary,” there were no other material changes in our market risks since December 31, 2019. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions, including changes in interest rates.
We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and
non-U.S.-denominated
securities. Our primary international operations are located in Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income (loss). As of March 31, 2020 the U.S. dollar strengthened against the Australian dollar compared to the respective balance sheet rate as of December 31, 2019. In the first quarter of 2020, the U.S. dollar strengthened against the Australian dollar compared to the respective average rate in the first quarter of 2019. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.
Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2020
On January 1, 2020, we adopted new accounting guidance related to accounting for credit losses on financial instruments. The new guidance requirements resulted in us implementing a new analytical model that estimates lifetime credit losses based on model inputs that consider reasonable and supportable forecasts disaggregated by asset class. In addition, as part of our adoption of the guidance, we implemented new internal controls to address risks associated with applying the new standard, including risks related to judgmental estimates made in determining the allowance for credit losses for our commercial mortgage loans, reinsurance recoverables and bank loan investments, as well as estimating the allowance for credit losses related to available-for-sale
fixed maturity securities. The new internal controls implemented include the review of the model data for completeness and accuracy, review controls that support the compilation of new disclosure requirements and updates to our accounting policies and procedures.
There were no other changes in our internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings
See note 12 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.
Item 1A.	Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2019 Annual Report on Form
10-K,
which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2020.
COVID-19 could materially adversely affect our financial condition and results of operations.
COVID-19 has brought unprecedented changes to the global economy. Large scale disruption in the U.S. economy is leaving several industries non-operational through state and federal mandated shutdowns in an effort to contain the spread of COVID-19. Unemployment claims have increased to historic levels, reducing consumer confidence to its lowest level since the 2008 financial crisis. The level of uncertainty created by COVID-19 is far-reaching and difficult to estimate. We are unsure of the ultimate impact COVID-19 will have on our business, and conditions, including economic and operational, are evolving rapidly. COVID-19 exposes our business to significant risks, including interest rate declines, significantly higher levels of unemployment, liquidity pressures, credit risk on our investment portfolio, equity market volatility, and operational, information technology and personnel risks. We could experience significant declines in asset valuations and potential material asset impairments, as well as unexpected changes in persistency rates, as policyholders and contractholders who are affected by the pandemic may not be able to meet their contractual obligations, such as premium payments on their insurance policies, deposits to their investment products, or mortgage payments on their loans insured by our mortgage insurance policies. The pandemic has decreased historically low interest rates further and could also significantly increase our mortality and morbidity experience and/or impact our ability to successfully implement in-force rate actions (including increased premiums and associated benefit reductions), all of which could result in higher reserve charges and an adverse impact to our financial results in our U.S. life insurance businesses. Regarding our mortgage insurance businesses, COVID-19 has resulted in significantly higher levels of unemployment, which most likely will increase delinquencies, and could reduce mortgage originations, the need for mortgage insurance and have an adverse effect on home prices, all of which would result in a significant adverse impact to our financial condition and results of operations in our mortgage insurance businesses. Losses in our mortgage insurance businesses could lead to lower credit ratings and impaired capital, which could hinder our mortgage insurance businesses from offering their products, preclude them from returning capital to our holding company, and thereby harm our liquidity. COVID-19 could also disrupt medical and financial services and has resulted in us practicing social distancing with our employees through office closures, all of which could disrupt our normal business operations. The level of disruption, the economic downturn, the potential global recession, and the far-reaching effects of COVID-19 could negatively affect our investment portfolio and cause the harms to our business to persist for long periods of time. As a result of the foregoing, any of the risks identified above or other related COVID-19 risks may have a material adverse impact on us, including a material adverse effect on our financial condition and results of operations.
Item 6.	Exhibits

Number	Description

2.1
Fourteenth Waiver and Agreement, dated as of March 31, 2020, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 31, 2020)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, has been formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: May 6, 2020
	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)