Form 10-Q
period 2020-06-30
GENWORTH FINANCIAL INC
filed 2020-08-05
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $.001 per share	GNW	New York Stock Exchange
As of July 27, 2020, 594,010,907 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $54,834 and allowance for credit losses of $7 as of June 30, 2020)	$63,544	$60,339
Equity securities, at fair value	206	239
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of June 30, 2020 and December 31, 2019)	6,945	6,976
Less: Allowance for credit losses	(28)	(13)

Commercial mortgage loans, net	6,917	6,963
Policy loans	2,182	2,058
Other invested assets	2,473	1,632

Total investments	75,322	71,231
Cash, cash equivalents and restricted cash	2,597	3,341
Accrued investment income	601	654
Deferred acquisition costs	1,718	1,836
Intangible assets and goodwill	223	201
Reinsurance recoverable	16,944	17,103
Less: Allowance for credit losses	(44)	—

Reinsurance recoverable, net	16,900	17,103
Other assets	454	443
Deferred tax asset	286	425
Separate account assets	5,536	6,108

Total assets	$103,637	$101,342

Liabilities and equity
Liabilities:
Future policy benefits	$41,463	$40,384
Policyholder account balances	22,921	22,217
Liability for policy and contract claims	11,280	10,958
Unearned premiums	1,804	1,893
Other liabilities	2,075	1,428
Non-recourse funding obligations	—	311
Long-term borrowings	2,817	3,277
Separate account liabilities	5,536	6,108
Liabilities related to discontinued operations	653	134

Total liabilities	88,549	86,710

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 594 million and 592 million shares issued as of June 30, 2020 and December 31, 2019, respectively; 506 million and 504 million shares outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	11,996	11,990
Accumulated other comprehensive income (loss)	4,447	3,433
Retained earnings	899	1,461
Treasury stock, at cost (88 million shares as of June 30, 2020 and December 31, 2019)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,643	14,185
Noncontrolling interests	445	447

Total equity	15,088	14,632

Total liabilities and equity	$103,637	$101,342

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Premiums	$1,019	$1,001	$2,034	$1,989
Net investment income	786	816	1,579	1,610
Net investment gains (losses)	159	(46)	7	29
Policy fees and other income	174	223	355	410

Total revenues	2,138	1,994	3,975	4,038

Benefits and expenses:
Benefits and other changes in policy reserves	1,486	1,251	2,847	2,533
Interest credited	139	146	280	293
Acquisition and operating expenses, net of deferrals	223	229	472	466
Amortization of deferred acquisition costs and intangibles	93	84	209	165
Goodwill impairment	5	—	5	—
Interest expense	44	60	96	120

Total benefits and expenses	1,990	1,770	3,909	3,577

Income from continuing operations before income taxes	148	224	66	461
Provision for income taxes	46	66	36	135

Income from continuing operations	102	158	30	326
Income (loss) from discontinued operations, net of taxes	(520)	60	(520)	122

Net income (loss)	(418)	218	(490)	448
Less: net income from continuing operations attributable to noncontrolling interests	23	15	17	35
Less: net income from discontinued operations attributable to noncontrolling interests	—	35	—	71

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(441)	$168	$(507)	$342

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$79	$143	$13	$291
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(520)	25	(520)	51

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(441)	$168	$(507)	$342

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.16	$0.29	$0.03	$0.58

Diluted	$0.15	$0.28	$0.03	$0.57

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.87)	$0.33	$(1.00)	$0.68

Diluted	$(0.86)	$0.33	$(0.99)	$0.67

Weighted-average common shares outstanding:
Basic	505.4	503.4	504.8	502.3

Diluted	512.5	508.7	511.1	508.7

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(418)	$218	$(490)	$448

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	682	—	362	—
Net unrealized gains (losses) on securities with an allowance for credit losses	(8)	—	(8)	—
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	376	—	755
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	—	1
Derivatives qualifying as hedges	(78)	133	675	202
Foreign currency translation and other adjustments	73	43	(25)	97

Total other comprehensive income (loss)	669	552	1,004	1,055

Total comprehensive income	251	770	514	1,503
Less: comprehensive income attributable to noncontrolling interests	60	81	7	192

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$191	$689	$507	$1,311

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended June 30, 2020
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of March 31, 2020	$1	$11,993	$3,815	$1,340	$(2,700)	$14,449	$385	$14,834
Comprehensive income (loss):
Net loss	—	—	—	(441)	—	(441)	23	(418)
Other comprehensive income, net of taxes	—	—	632	—	—	632	37	669
Total comprehensive income						191	60	251
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	—	3
Balances as of June 30, 2020	$1	$11,996	$4,447	$899	$(2,700)	$14,643	$445	$15,088

	Three months ended June 30, 2019
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of March 31, 2019	$1	$11,989	$2,492	$1,292	$(2,700)	$13,074	$1,808	$14,882
Repurchase of subsidiary shares	—	—	—	—	—	—	(32)	(32)
Comprehensive income:
Net income	—	—	—	168	—	168	50	218
Other comprehensive income, net of taxes	—	—	521	—	—	521	31	552

Total comprehensive income						689	81	770
Dividends to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Stock-based compensation expense and exercises and other	—	(6)	—	—	—	(6)	3	(3)

Balances as of June 30, 2019	$1	$11,983	$3,013	$1,460	$(2,700)	$13,757	$1,835	$15,592

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Six months ended June 30, 2020
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2019	$1	$11,990	$3,433	$1,461	$(2,700)	$14,185	$447	$14,632
Cumulative effect of change in accounting, net of taxes	—	—	—	(55)	—	(55)	—	(55)
Comprehensive income (loss):
Net loss	—	—	—	(507)	—	(507)	17	(490)
Other comprehensive income (loss), net of taxes	—	—	1,014	—	—	1,014	(10)	1,004

Total comprehensive income						507	7	514
Dividends to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	—	6

Balances as of June 30, 2020	$1	$11,996	$4,447	$899	$(2,700)	$14,643	$445	$15,088

	Six months ended June 30, 2019
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2018	$1	$11,987	$2,044	$1,118	$(2,700)	$12,450	$1,739	$14,189
Repurchase of subsidiary shares	—	—	—	—	—	—	(44)	(44)
Comprehensive income:
Net income	—	—	—	342	—	342	106	448
Other comprehensive income, net of taxes	—	—	969	—	—	969	86	1,055

Total comprehensive income						1,311	192	1,503
Dividends to noncontrolling interests	—	—	—	—	—	—	(53)	(53)
Stock-based compensation expense and exercises and other	—	(4)	—	—	—	(4)	1	(3)

Balances as of June 30, 2019	$1	$11,983	$3,013	$1,460	$(2,700)	$13,757	$1,835	$15,592

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(490)	$448
Less (income) loss from discontinued operations, net of taxes	520	(122)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(50)	(57)
Net investment (gains) losses	(7)	(29)
Charges assessed to policyholders	(314)	(364)
Acquisition costs deferred	(9)	(16)
Amortization of deferred acquisition costs and intangibles	209	165
Goodwill impairment	5	—
Deferred income taxes	28	98
Derivative instruments, limited partnerships and other	191	18
Stock-based compensation expense	19	10
Change in certain assets and liabilities:
Accrued investment income and other assets	(131)	(284)
Insurance reserves	674	609
Current tax liabilities	(1)	13
Other liabilities, policy and contract claims and other policy-related balances	655	134
Cash from operating activities—discontinued operations	—	172

Net cash from operating activities	1,299	795

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,687	1,774
Commercial mortgage loans	302	291
Other invested assets	71	51
Proceeds from sales of investments:
Fixed maturity and equity securities	1,657	2,362
Purchases and originations of investments:
Fixed maturity and equity securities	(4,166)	(4,054)
Commercial mortgage loans	(271)	(561)
Other invested assets	(236)	(235)
Short-term investments, net	59	3
Policy loans, net	10	39
Cash used by investing activities—discontinued operations	—	(21)

Net cash used by investing activities	(887)	(351)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	516	444
Withdrawals from universal life and investment contracts	(914)	(1,096)
Redemption of non-recourse funding obligations	(315)	—
Repayment and repurchase of long-term debt	(471)	(1)
Repurchase of subsidiary shares	—	(22)
Dividends paid to noncontrolling interests	(9)	(14)
Other, net	49	55
Cash used by financing activities—discontinued operations	—	(61)

Net cash used by financing activities	(1,144)	(695)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $—and $12 related to discontinued operations)	(12)	12

Net change in cash, cash equivalents and restricted cash	(744)	(239)
Cash, cash equivalents and restricted cash at beginning of period	3,341	2,177

Cash, cash equivalents and restricted cash at end of period	2,597	1,938
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	223

Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,597	$1,715

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

2011
, but we continue to service our existing blocks of business. These products primarily include variable annuity, variable life insurance and corporate-owned life insurance, as well as funding agreements.

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
Each reporting period, we assess our ability to continue as a going concern for one year from
the date the financial statements are issued. As of June 30, 2020, Genworth Holdings has $494 million of unrestricted cash and cash equivalents. For the quarterly period ended June 30, 2020, our evaluation of our ability to meet our obligations included the following contractual obligations due within one year from the issue date of our unaudited condensed consolidated financial statements included herein:

•
A partial settlement payment in the amount of £100 million ($125 million) paid to
AXA S.A. (“AXA”) on
 July
21
, 2020 in connection with a settlement reached regarding the case titled
AXA S.A. v. Genworth Financial International Holdings, LLC et al.
As part of the settlement agreement, we issued a secured promissory note agreeing to pay AXA two
 installments in 2022. Under the settlement, certain cash flows to
Genworth
Holdings, including dividends and capital raises, above defined thresholds must be paid to AXA until the promissory note is fully repaid. In addition, over the next year, we expect to pay AXA approximately $25 million in interest on the promissory note, assuming we do not make any pre-payments, and we may make an additional one-time payment of approximately
$40 million for an

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

unrelated liability and other expenses. See note 12 for additional details on the case. See note 14 for additional details related to the sale of our former lifestyle protection insurance business and amounts recorded related to loss from discontinued operations.

•
Genworth Holdings has $356 million of its 7.20% senior notes maturing in February 2021. We are currently in compliance with the terms of our debt agreements and interest payments on our senior notes are forecasted to be $158 million for the next twelve months. See note 9 for additional details on our long-term borrowings.

We also evaluate other conditions and events and their relative significance in relation to our ability to meet our obligations. As an example, we are exposed to risks associated with
COVID-19,
which has disrupted the global economy and financial markets, business operations, and consumer behavior and confidence.

•	Due to higher delinquencies and the impact to capital levels resulting from COVID-19, we do not expect to receive further dividends in 2020 from our mortgage insurance subsidiaries.

•
Due to the uncertain macroeconomic conditions surrounding
COVID-19,
on June 30, 2020, Genworth and China Oceanwide agreed to a fifteenth waiver and agreement extending the merger deadline to no later than September 30, 2020.

The consummation of this transaction is dependent on steps outside of our control; accordingly, the associated post-closing
capital contributions
from China
Oceanwide
have not been included in this evaluation.

While conditions and events occurring and expected to occur raise doubt about our ability to meet our financial obligations for the next year, management’s plans alleviate this doubt.
We are actively taking steps to raise capital to address our obligations, including a debt financing
as well as, should our pending transaction with China Oceanwide not close, preparing for a 19.9% public offering of our U.S. mortgage insurance business subject to market conditions. We expect to engage in
a debt
financing
through our U.S. mortgage insurance business later in 2020 which, along with existing cash and cash equivalents, would provide Genworth Holdings sufficient liquidity to meet its obligations and maintain business operations for one
year from the issue date of the unaudited condensed consolidated financial statements. We believe this debt financing
is probable to be effectively implemented given the value of the U.S. mortgage insurance business, the healthy conditions of the relevant credit markets, recent similar peer transactions and our history of similar refinancing transactions, among other factors.
The impact of the developing coronavirus pandemic is very difficult to predict
.

Its
related outcomes and impact on our business
and the capital markets, and our ability to raise capital
will depend on the length of the pandemic
, economic impacts of social, global and political influences, and the shape of the economic recovery
, among other factors and uncertainties. While these risks exist, we believe the execution of our plan will provide sufficient funds to meet our obligations for one
year following the issuance of our unaudited condensed consolidated financial statements.
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
In March 2020, the FASB issued new accounting guidance related to reference rate reform, which was effective for us on January 1, 2020. The guidance provides temporary guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, which includes the transition away from the London Interbank Offered Rate (“LIBOR”). This new guidance provides optional practical expedients and exceptions for applying generally accepted accounting principles to investments, derivatives or other transactions affected by reference rate reform such as those that impact the assessment of derivative hedge effectiveness and contract modifications, to include continuing hedge accounting when certain critical terms of a hedging relationship change and modifying certain effectiveness assessments to exclude certain potential sources of ineffectiveness. In addition to the optional practical expedients, the guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. We adopted this guidance prospectively and it did not have a significant impact on our condensed consolidated financial statements or disclosures. However, the amendments in this guidance may be elected over time through December 31, 2022 as reference rate reform activities occur and therefore, this guidance may impact our procedures, including our process for assessing the effectiveness of our cash flow hedging relationships, determined on an individual hedge basis, as we implement measures to transition away from LIBOR.
On January 1, 2020, we adopted new accounting guidance related to accounting for credit losses on financial instruments.
The guidance requires entities to recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most financial instruments not measured at fair value, which primarily includes our commercial mortgage loans, bank loan investments and reinsurance recoverables. The new guidance also requires the recognition of an allowance for expected credit losses as a liability in our consolidated balance sheet for off-balance sheet
credit exposures, including commitments to fund bank loan investments, private placement investments and commercial mortgage loans. The new guidance did not have a significant impact on other assets not measured at fair value. The FASB also issued an amendment to the guidance allowing entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible instruments, which we did not elect.
For our commercial mortgage loans, we determine the adequacy of the allowance for credit losses utilizing an analytical model that provides various loss scenarios based on historical experience adjusted for current events, trends, economic conditions and reasonable and supportable forecasts that result in a loss in the loan portfolio over the estimated life of the loans. We revert to historical credit loss experience for periods beyond forecasts that are reasonable and supportable. The allowance for credit losses is measured on a collective basis with consideration for debt service coverage ratio, debt-to-value,
property-type and geographic location. Key

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
inputs into the analytical model include exposure, weighted-average life, return, historical loss rates and forecast scenarios. Actual amounts realized over time could differ from the amounts estimated for the allowance for credit losses reported in the condensed consolidated financial statements. Commercial mortgage loans are written off against the allowance to the extent principal or interest is deemed uncollectible. Accrued interest related to commercial mortgage loans is included in accrued investment income in our condensed consolidated balance sheet and had a carrying value of $
25
 million as of June
30
,
2020
. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our commercial mortgage loans are written off after
90
days and once
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
The allowance for credit losses for reinsurance recoverables is evaluated based on historical loss experience adjusted for current events and reasonable and supportable forecasts from both internal and external sources. The allowance is measured by reinsurer, taking into consideration the reinsured product type and collateral type, and is calculated based on an externally reported probability of default corresponding to the reinsurer’s credit rating and the expected duration of the reinsurer’s contractual obligation to reimburse us for ceded claims on the underlying policies. Our estimate of the allowance reflects consideration for collateral securing the reinsurance agreements and expected recoveries of amounts previously charged off and expected to be charged off. We also consider other credit risk factors, including, among other factors, the historical frequency and severity of the associated insurance claims, aging of recoverables and regulatory, legal and economic factors, to determine if an additional incremental allowance for credit losses is required. No reversion adjustments are necessary as the starting point for our allowance for credit losses reflects historical loss experience covering the expected duration of the reinsurer’s contractual obligation to reimburse us. If available facts and circumstances indicate the reinsurance recoverable does not reflect expectations consistent with the collective analysis, the reinsurance recoverable is assessed on a separate basis. Write-offs of reinsurance recoverables are deducted from the allowance in the period the reinsurance recoverable is determined to be uncollectible. We adopted the guidance related to our reinsurance recoverables using the modified retrospective method and recorded an allowance related to lifetime expected credit losses of $31 million, net of deferred taxes of $9 million, with an offset to cumulative effect of change in accounting within retained earnings. See note 8 for additional disclosures related to reinsurance recoverables.
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
Available-for-sale
fixed maturity securities in an unrealized loss position are evaluated to determine whether the decline in fair value is related to credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency/agencies and adverse conditions specifically related to the security, among other factors. If a credit loss exists, the present value of cash flows

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Estimating the cash flows expected to be collected is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments. When developing the estimate of cash flows expected to be collected, we utilize an analytical model that provides for various loss scenarios and consider the industry sector, current levels of subordination, geographic location and other relevant characteristics of the security or underlying assets, as well as reasonable and supportable forecasts. Losses are written off against the allowance when deemed uncollectible or when we intend to sell or expect we will be required to sell a security prior to recovering our amortized cost. We exclude accrued interest related to available-for-sale
fixed maturity securities from the estimate of allowance for credit losses. Accrued interest is included in accrued investment income in our condensed consolidated balance sheet and had a carrying value of $544 million as of June 30, 2020. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our available-for-sale
fixed maturity securities are written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses). We adopted the guidance related to our available-for-sale
fixed maturity securities for which a previous other-than-temporary impairment was recognized prior to the date of adoption using the prospective method and the modified retrospective method for all other available-for-sale
fixed maturity securities, which did not have any impact upon adoption.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
We expect this guidance to be effective for us on January 1, 2023, subject to the FASB finalizing an additional one-year
delay, using the modified retrospective method, with early adoption permitted. Given the nature and extent of the changes to our operations, this guidance is expected to have a significant impact on our condensed consolidated financial statements.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2020	2019	2020	2019
Weighted-average shares used in basic earnings per share calculations	505.4	503.4	504.8	502.3
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	7.1	5.3	6.3	6.4

Weighted-average shares used in diluted earnings per share calculations	512.5	508.7	511.1	508.7

Income from continuing operations:
Income from continuing operations	$102	$158	$30	$326
Less: net income from continuing operations attributable to noncontrolling interests	23	15	17	35

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$79	$143	$13	$291

Basic per share	$0.16	$0.29	$0.03	$0.58

Diluted per share	$0.15	$0.28	$0.03	$0.57

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(520)	$60	$(520)	$122
Less: net income from discontinued operations attributable to noncontrolling interests	—	35	—	71

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$(520)	$25	$(520)	$51

Basic per share	$(1.03)	$0.05	$(1.03)	$0.10

Diluted per share	$(1.01)	$0.05	$(1.02)	$0.10

Net income (loss):
Income from continuing operations	$102	$158	$30	$326
Income (loss) from discontinued operations, net of taxes	(520)	60	(520)	122

Net income (loss)	(418)	218	(490)	448
Less: net income attributable to noncontrolling interests	23	50	17	106

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(441)	$168	$(507)	$342

Basic per share (1)	$(0.87)	$0.33	$(1.00)	$0.68

Diluted per share	$(0.86)	$0.33	$(0.99)	$0.67

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2020	2019	2020	2019
Fixed maturity securities—taxable	$601	$634	$1,223	$1,247
Fixed maturity securities—non-taxable	1	2	3	4
Equity securities	2	5	4	9
Commercial mortgage loans	84	85	169	167
Policy loans	49	45	98	91
Other invested assets	66	59	113	118
Cash, cash equivalents, restricted cash and short-term investments	4	11	15	22

Gross investment income before expenses and fees	807	841	1,625	1,658
Expenses and fees	(21)	(25)	(46)	(48)

Net investment income	$786	$816	$1,579	$1,610

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2020	2019	2020	2019
Available-for-sale fixed maturity securities:
Realized gains	$119	$10	$133	$74
Realized losses	(5)	(21)	(6)	(27)

Net realized gains (losses) on available-for-sale fixed maturity securities	114	(11)	127	47

Impairments:
Total other-than-temporary impairments	—	—	—	—
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	—	—	—

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(7)	—	(7)	—
Net realized gains (losses) on equity securities sold	—	—	—	3
Net unrealized gains (losses) on equity securities still held	9	5	(10)	17
Limited partnerships	37	(11)	(3)	4
Commercial mortgage loans	1	1	1	—
Derivative instruments (1)	10	(30)	(95)	(42)
Other	(5)	—	(6)	—

Net investment gains (losses)	$159	$(46)	$7	$29

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See note 2 for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale
fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale
fixed maturity investments as of and for the three and six months ended June 30, 2020:

		Increase from	Increase
		securities	(decrease)		Decrease
		without	from securities		due to change
		allowance in	with allowance		in intent or
	Beginning	previous	in previous	Securities	requirement			Ending
(Amounts in millions)	balance	periods	periods	sold	to sell	Write-offs	Recoveries	balance
Fixed maturity securities:
Non-U.S. corporate	$—	$4	$—	$—	$—	$—	$—	$4
Commercial mortgage-backed	—	3	—	—	—	—	—	3

Total available-for-sale fixed maturity securities	$—	$7	$—	$—	$—	$—	$—	$7

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (“OCI”) as of and for the periods indicated:

	Three months	Six months
	ended	ended
	June 30,	June 30,
(Amounts in millions)	2019	2019
Beginning balance	$23	$24
Reductions:
Securities sold, paid down or disposed	—	(1)

Ending balance	$23	$23

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2020	December 31, 2019
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$8,766	$6,676
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	(10)	—
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(6,420)	(4,789)
Income taxes, net	(501)	(406)

Net unrealized investment gains (losses)	1,835	1,481
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	24	25

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,811	$1,456

(1)	Excludes foreign exchange.
The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the
	three months ended
	June 30,
(Amounts in millions)	2020	2019
Beginning balance	$1,140	$943
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	3,911	1,957
Adjustment to deferred acquisition costs	(111)	(52)
Adjustment to present value of future profits	5	(2)
Adjustment to sales inducements	(34)	(12)
Adjustment to benefit reserves	(2,802)	(1,412)
Provision for income taxes	(207)	(104)

Change in unrealized gains (losses) on investment securities	762	375
Reclassification adjustments to net investment (gains) losses, net of taxes of $24 and $(1)	(88)	1

Change in net unrealized investment gains (losses)	674	376
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	3	14

Ending balance	$1,811	$1,305

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of or for the
	six months ended
	June 30,
(Amounts in millions)	2020	2019
Beginning balance	$1,456	$595
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	2,199	3,956
Adjustment to deferred acquisition costs	57	(1,041)
Adjustment to present value of future profits	4	(55)
Adjustment to sales inducements	2	(31)
Adjustment to benefit reserves	(1,694)	(1,800)
Provision for income taxes	(120)	(227)

Change in unrealized gains (losses) on investment securities	448	802
Reclassification adjustments to net investment (gains) losses, net of taxes of $25 and $12	(94)	(46)

Change in net unrealized investment gains (losses)	354	756
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	46

Ending balance	$1,811	$1,305

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of June 30, 2020, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

	Amortized	Gross	Gross	Allowance
	cost or	unrealized	unrealized	for credit	Fair
(Amounts in millions)	cost	gains	losses	losses	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,877	$1,725	$—	$—	$5,602
State and political subdivisions	2,503	496	(1)	—	2,998
Non-U.S. government	1,424	125	(7)	—	1,542
U.S. corporate:
Utilities	4,392	879	(1)	—	5,270
Energy	2,454	203	(63)	—	2,594
Finance and insurance	7,400	1,017	(14)	—	8,403
Consumer—non-cyclical	5,132	1,147	(2)	—	6,277
Technology and communications	2,912	503	(4)	—	3,411
Industrial	1,350	157	(4)	—	1,503
Capital goods	2,580	454	(6)	—	3,028
Consumer—cyclical	1,748	224	(6)	—	1,966
Transportation	1,335	254	(24)	—	1,565
Other	340	38	—	—	378

Total U.S. corporate	29,643	4,876	(124)	—	34,395

Non-U.S. corporate:
Utilities	811	68	—	—	879
Energy	1,141	148	(14)	—	1,275
Finance and insurance	2,199	284	(16)	(1)	2,466
Consumer—non-cyclical	692	86	(1)	—	777
Technology and communications	1,066	182	(1)	—	1,247
Industrial	883	116	(4)	—	995
Capital goods	565	50	(2)	—	613
Consumer—cyclical	380	27	—	—	407
Transportation	560	84	(6)	(3)	635
Other	1,376	218	(3)	—	1,591

Total non-U.S. corporate	9,673	1,263	(47)	(4)	10,885

Residential mortgage-backed	1,927	259	(2)	—	2,184
Commercial mortgage-backed	2,800	225	(52)	(3)	2,970
Other asset-backed	2,987	30	(49)	—	2,968

Total available-for-sale fixed maturity securities	$54,834	$8,999	$(282)	$(7)	$63,544

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of June 30, 2020:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
Fixed maturity securities:
State and political subdivisions	$23	$(1)	6	$—	$—	—	$23	$(1)	6
Non-U.S. government	207	(7)	18	—	—	—	207	(7)	18
U.S. corporate	1,785	(107)	291	182	(17)	18	1,967	(124)	309
Non-U.S. corporate	613	(37)	125	12	(2)	2	625	(39)	127
Residential mortgage-backed	36	(1)	11	8	(1)	4	44	(2)	15
Commercial mortgage-backed	625	(50)	105	—	—	—	625	(50)	105
Other asset-backed	1,329	(38)	291	263	(11)	62	1,592	(49)	353

Total for fixed maturity securities in an unrealized loss position	$4,618	$(241)	847	$465	$(31)	86	$5,083	$(272)	933

% Below cost:
<20% Below cost	$4,538	$(211)	825	$442	$(24)	83	$4,980	$(235)	908
20%-50% Below cost	80	(30)	22	22	(6)	2	102	(36)	24
>50% Below cost	—	—	—	1	(1)	1	1	(1)	1

Total for fixed maturity securities in an unrealized loss position	$4,618	$(241)	847	$465	$(31)	86	$5,083	$(272)	933

Investment grade	$3,731	$(163)	701	$330	$(18)	71	$4,061	$(181)	772
Below investment grade	887	(78)	146	135	(13)	15	1,022	(91)	161

Total for fixed maturity securities in an unrealized loss position	$4,618	$(241)	847	$465	$(31)	86	$5,083	$(272)	933

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, for which an allowance for credit loss has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of June 30, 2020:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
U.S. corporate:
Utilities	$35	$(1)	6	$—	$—	—	$35	$(1)	6
Energy	594	(50)	93	88	(13)	11	682	(63)	104
Finance and insurance	429	(14)	56	—	—	—	429	(14)	56
Consumer—non-cyclical	80	(1)	17	43	(1)	2	123	(2)	19
Technology and communications	89	(4)	20	—	—	—	89	(4)	20
Industrial	98	(4)	9	—	—	—	98	(4)	9
Capital goods	90	(5)	14	14	(1)	1	104	(6)	15
Consumer—cyclical	181	(4)	32	37	(2)	4	218	(6)	36
Transportation	189	(24)	44	—	—	—	189	(24)	44

Subtotal, U.S. corporate securities	1,785	(107)	291	182	(17)	18	1,967	(124)	309

Non-U.S. corporate:
Energy	150	(14)	23	—	—	—	150	(14)	23
Finance and insurance	215	(10)	43	—	—	—	215	(10)	43
Consumer—non-cyclical	—	—	—	6	(1)	1	6	(1)	1
Technology and communications	34	(1)	16	—	—	—	34	(1)	16
Industrial	80	(4)	11	—	—	—	80	(4)	11
Capital goods	62	(2)	8	—	—	—	62	(2)	8
Transportation	42	(4)	15	—	—	—	42	(4)	15
Other	30	(2)	9	6	(1)	1	36	(3)	10

Subtotal, non-U.S. corporate securities	613	(37)	125	12	(2)	2	625	(39)	127

Total for corporate securities in an unrealized loss position	$2,398	$(144)	416	$194	$(19)	20	$2,592	$(163)	436

We did not recognize an allowance for credit losses on securities in an unrealized loss position included in the tables above. Based on a qualitative and quantitative review of the issuers of the securities, we believe the decline in fair value is largely due to recent market volatility and is not indicative of credit losses. The issuers continue to make timely principal and interest payments. For all securities in an unrealized loss position without an allowance for credit losses, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.

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

The scheduled maturity distribution of fixed maturity securities as of June 30, 2020 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,494	$1,517
Due after one year through five years	9,518	10,054
Due after five years through ten years	12,978	14,478
Due after ten years	23,130	29,373

Subtotal	47,120	55,422
Residential mortgage-backed	1,927	2,184
Commercial mortgage-backed	2,800	2,970
Other asset-backed	2,987	2,968

Total	$54,834	$63,544

2
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2020, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 24%, 16%, 14% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of June 30, 2020, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,531	36%	$2,590	37%
Industrial	1,655	24	1,670	24
Office	1,636	24	1,632	23
Apartments	583	8	541	8
Mixed use	279	4	281	4
Other	261	4	266	4

Subtotal	6,945	100%	6,980	100%

Unamortized balance of loan origination fees	—		(4)
Allowance for credit losses	(28)		(13)

Total	$6,917		$6,963

2
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,751	25%	$1,715	25%
Pacific	1,623	23	1,673	24
Middle Atlantic	989	14	992	14
Mountain	765	11	753	11
West North Central	476	7	488	7
East North Central	457	7	455	6
West South Central	436	6	433	6
New England	254	4	257	4
East South Central	194	3	214	3

Subtotal	6,945	100%	6,980	100%

Unamortized balance of loan origination fees	—		(4)
Allowance for credit losses	(28)		(13)

Total	$6,917		$6,963

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	June 30, 2020
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$10	$—	$—	$10	$2,521	$2,531
Industrial	—	—	—	—	1,655	1,655
Office	—	—	—	—	1,636	1,636
Apartments	—	—	—	—	583	583
Mixed use	—	—	—	—	279	279
Other	—	—	—	—	261	261

Total amortized cost	$10	$—	$—	$10	$6,935	$6,945

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

2
8

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

For a discussion of our policy related to placing commercial mortgage loans on non-accrual
status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form
10-K.
As of June 30, 2020 and December 31, 2019, we had no commercial mortgage loans on non-accrual
status.
During the six months ended June 30, 2020 and the year ended December 31, 2019, we did not have any modifications or extensions that were considered troubled debt restructurings.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Allowance for credit losses:
Beginning balance	$29	$10	$13	$9
Cumulative effect of change in accounting	—	—	16	—
Provision	(1)	1	(1)	2
Write-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$28	$11	$28	$11

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

2
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	June 30, 2020
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$963	$572	$996	$—	$—	$2,531
Industrial	758	344	553	—	—	1,655
Office	530	359	739	8	—	1,636
Apartments	218	98	267	—	—	583
Mixed use	104	67	108	—	—	279
Other	57	65	139	—	—	261

Total amortized cost	$2,630	$1,505	$2,802	$8	$—	$6,945

% of total	38%	22%	40%	—%	—%	100%

Weighted-average debt service coverage ratio	2.31	1.80	1.56	1.42	—	1.90

	December 31, 2019
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$986	$579	$1,025	$—	$—	$2,590
Industrial	808	337	525	—	—	1,670
Office	529	380	723	—	—	1,632
Apartments	211	110	220	—	—	541
Mixed use	104	70	107	—	—	281
Other	56	69	141	—	—	266

Total recorded investment	$2,694	$1,545	$2,741	$—	$—	$6,980

% of total	39%	22%	39%	—%	—%	100%

Weighted-average debt service coverage ratio	2.32	1.81	1.55	—	—	1.90

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2020
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$63	$136	$599	$1,118	$615	$2,531
Industrial	24	64	215	670	682	1,655
Office	28	112	269	751	476	1,636
Apartments	11	25	178	184	185	583
Mixed use	3	18	37	106	115	279
Other	33	145	19	31	33	261

Total amortized cost	$162	$500	$1,317	$2,860	$2,106	$6,945

% of total	3%	7%	19%	41%	30%	100%

Weighted-average debt-to-value	57%	61%	63%	58%	41%	54%

	December 31, 2019
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$68	$141	$596	$1,148	$637	$2,590
Industrial	24	51	221	658	716	1,670
Office	44	89	277	751	471	1,632
Apartments	16	32	129	175	189	541
Mixed use	4	16	37	107	117	281
Other	34	147	20	31	34	266

Total recorded investment	$190	$476	$1,280	$2,870	$2,164	$6,980

% of total	3%	7%	18%	41%	31%	100%

Weighted-average debt-to-value	59%	61%	63%	58%	41%	54%

3
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of June 30, 2020:

(Amounts in millions)	2020	2019	2018	2017	2016	2015 and prior	Total
Debt-to-value:
0% - 50%	$4	$15	$36	$105	$118	$2,352	$2,630
51% - 60%	29	33	190	289	155	809	1,505
61% - 75%	236	748	766	337	226	489	2,802
76% - 100%	—	—	8	—	—	—	8
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$269	$796	$1,000	$731	$499	$3,650	$6,945

Debt service coverage ratio:
Less than 1.00	$—	$—	$33	$3	$—	$126	$162
1.00 - 1.25	39	12	107	73	13	256	500
1.26 - 1.50	62	359	261	97	88	450	1,317
1.51 - 2.00	130	357	505	322	268	1,278	2,860
Greater than 2.00	38	68	94	236	130	1,540	2,106

Total amortized cost	$269	$796	$1,000	$731	$499	$3,650	$6,945

Write-offs, gross	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—

Write-offs, net	$—	$—	$—	$—	$—	$—	$—

(f) Limited Partnerships or Similar Entities
Limited partnerships are accounted for at fair value when our partnership interest is considered minor (generally less than 3% ownership in the limited partnerships) and we exercise no influence over operating and financial policies. If our ownership percentage exceeds that threshold, limited partnerships are accounted for using the equity method of accounting. In applying either method, we use financial information provided by the investee generally on a one-to-three
month lag. However, for limited partnerships measured at fair value, we consider whether an adjustment to the estimated fair value is necessary when the measurement date is not aligned with our reporting date.
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of June 30, 2020 and December 31, 2019, the total carrying value of these investments was $743 million and $616 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
(5) Derivative Instruments
Our business activities routinely deal with fluctuations in interest rates, equity prices, currency exchange rates and other asset and liability prices. We use derivative instruments to mitigate or reduce some of these risks.

3
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	June 30, 2020	December 31, 2019	Balance sheet classification	June 30, 2020	December 31, 2019
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$939	$197	Other liabilities	$—	$10
Foreign currency swaps	Other invested assets	17	4	Other liabilities	—	—

Total cash flow hedges		956	201		—	10

Total derivatives designated as hedges		956	201		—	10

Derivatives not designated as hedges
Equity index options	Other invested assets	66	81	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	2	8	Other liabilities	1	1
GMWB embedded derivatives	Reinsurance recoverable (1)	38	20	Policyholder account balances (2)	559	323
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	447	452
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	23	19

Total derivatives not designated as hedges		106	109		1,030	795

Total derivatives		$1,062	$310		$1,030	$805

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.
The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.

3
3

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

(Notional in millions)	Measurement	December 31, 2019	Additions	Maturities/ terminations	June 30, 2020
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,968	$1,158	$(1,880)	$8,246
Foreign currency swaps	Notional	110	—	—	110

Total cash flow hedges		9,078	1,158	(1,880)	8,356

Total derivatives designated as hedges		9,078	1,158	(1,880)	8,356

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Equity index options	Notional	2,451	883	(1,126)	2,208
Financial futures	Notional	1,182	3,082	(2,914)	1,350
Other foreign currency contracts	Notional	628	3,009	(2,618)	1,019

Total derivatives not designated as hedges		8,935	6,974	(6,658)	9,251

Total derivatives		$18,013	$8,132	$(8,538)	$17,607

(Number of policies)	Measurement	December 31, 2019	Additions	Maturities/ terminations	June 30, 2020
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	25,623	—	(992)	24,631
Fixed index annuity embedded derivatives	Policies	15,441	—	(668)	14,773
Indexed universal life embedded derivatives	Policies	884	—	(28)	856
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the
pre-tax
income (loss) effects of cash flow hedges for the three months ended June 30, 2020:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(57)	$46	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	1	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(4)	—	Net investment income	—	Net investment gains (losses)

Total	$(60)	$46		$—

The following table provides information about the
pre-tax
income (loss) effects of cash flow hedges for the three months ended June 30, 2019:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$216	$42	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	(4)	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(20)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	2	(1)	Net investment income	—	Net investment gains (losses)

Total	$198	$37		$—

The following table provides information about the
pre-tax
income (loss) effects of cash flow hedges for the six months ended June 30, 2020:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$984	$89	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	4	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(62)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	13	—	Net investment income	—	Net investment gains (losses)

Total	$935	$93		$—

3
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

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2020	2019
Derivatives qualifying as effective accounting hedges as of April 1	$2,755	$1,850
Current period increases (decreases) in fair value, net of deferred taxes of $12 and $(41)	(48)	157
Reclassification to net (income), net of deferred taxes of $16 and $13	(30)	(24)

Derivatives qualifying as effective accounting hedges as of June 30	$2,677	$1,983

	Six months ended June 30,
(Amounts in millions)	2020	2019
Derivatives qualifying as effective accounting hedges as of January 1	$2,002	$1,781
Current period increases (decreases) in fair value, net of deferred taxes of $(200) and $(66)	735	254
Reclassification to net (income), net of deferred taxes of $33 and $29	(60)	(52)

Derivatives qualifying as effective accounting hedges as of June 30	$2,677	$1,983

The total of derivatives designated as cash flow hedges of $2,677 million, net of taxes, recorded in stockholders’ equity as of June 30, 2020 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $123 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the six months ended June 30, 2020 and 2019, we reclassified $1 million

3
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and $2 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring.
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

	Three months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2020	2019
Interest rate swaps	$(2)	$(3)	Net investment gains (losses)
Equity index options	4	10	Net investment gains (losses)
Financial futures	(123)	17	Net investment gains (losses)
Other foreign currency contracts	44	(7)	Net investment gains (losses)
GMWB embedded derivatives	129	(22)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(45)	(20)	Net investment gains (losses)
Indexed universal life embedded derivatives	3	(1)	Net investment gains (losses)

Total derivatives not designated as hedges	$10	$(26)

	Six months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2020	2019
Interest rate swaps	$(12)	$(4)	Net investment gains (losses)
Equity index options	(9)	27	Net investment gains (losses)
Financial futures	138	(27)	Net investment gains (losses)
Other foreign currency contracts	(3)	(7)	Net investment gains (losses)
GMWB embedded derivatives	(207)	23	Net investment gains (losses)
Fixed index annuity embedded derivatives	(13)	(58)	Net investment gains (losses)
Indexed universal life embedded derivatives	7	—	Net investment gains (losses)

Total derivatives not designated as hedges	$(99)	$(46)

3
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2020			December 31, 2019
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (2)	Net derivatives	Derivative assets (1)	Derivative liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$1,024	$1	$1,023	$291	$11	$280
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	1,024	1	1,023	291	11	280
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(1)	(1)	—	(7)	(7)	—
Collateral received	(864)	—	(864)	(179)	—	(179)
Collateral pledged	—	(434)	434	—	(405)	405
Over collateralization	19	433	(414)	18	401	(383)

Net amount	$178	$(1)	$179	$123	$—	$123

(1)
Included $1 million of accruals on derivatives classified as other assets as of December 31, 2019 and does not include amounts related to embedded derivatives as of June 30, 2020 and December 31, 2019.

(2)	Does not include amounts related to embedded derivatives as of June 30, 2020 and December 31, 2019.
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
Fixed maturity, short-term investments and equity securities
The fair value of fixed maturity securities, short-term investments and equity securities are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market

3
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including mortgage-backed or asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.
Further, while we consider the valuations provided by pricing services and broker quotes to be of high quality, management determines the fair value of our investment securities after considering all relevant and available information.
In general, we first obtain valuations from pricing services. If prices are unavailable for public securities, we obtain broker quotes. For all securities, excluding certain private fixed maturity securities, if neither a pricing service nor broker quotes valuation is available, we determine fair value using internal models. For certain private fixed maturity securities where we do not obtain valuations from pricing services, we utilize an internal model to determine fair value since transactions for similar securities are not readily observable and these securities are not typically valued by pricing services.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2020.
For remaining securities priced using internal models, we determine fair value using an income approach. We maximize the use of observable inputs but typically utilize significant unobservable inputs to determine fair value. Accordingly, the valuations are typically classified as Level 3.

3
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our assessment of whether or not there were significant unobservable inputs related to fixed maturity securities was based on our observations obtained through the course of managing our investment portfolio, including interaction with other market participants, observations related to the availability and consistency of pricing and/or rating, and understanding of general market activity such as new issuance and the level of secondary market trading for a class of securities. Additionally, we considered data obtained from pricing services to determine whether our estimated values incorporate significant unobservable inputs that would result in the valuation being classified as Level 3.
A summary of the inputs used for our fixed maturity securities, short-term investments and equity securities based on the level in which instruments are classified is included below. We have combined certain classes of instruments together as the nature of the inputs is similar.
Level 1 measurements
Equity securities.
The primary inputs to the valuation of exchange-traded equity securities include quoted prices for the identical instrument.
Separate account assets.
The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, approximately 90%
of
our portfolio was priced using third-party pricing services as of June 30, 2020. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by third-party pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our third-party pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL,
INC
.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2020:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$5,602	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$2,935	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$1,527	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$30,874	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models
Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$8,589	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$2,160	OAS-based models, single factor binomial models, internally priced
Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,949	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model
Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,847	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers
Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our
non-U.S.
government, U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $15 million, $1,189 million and $602 million, respectively, as of June 30, 2020. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $863 million as of June 30, 2020.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,392 million as of June 30, 2020.

Equity securities.
The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.
Net asset value
Limited partnerships
Limited partnerships are valued based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the underlying instrument. We utilize the net asset value (“NAV”) from the underlying fund statements as a practical expedient for fair value.
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
2
.
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of June 30, 2020, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reflect an adjustment for the non-performance risk of the GMWB liabilities.
As of June 30, 2020 and December 31, 2019, the impact of
non-performance
risk resulted in a lower fair value of our GMWB liabilities of $91 million and $62 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable
inputs, with equity index volatility and
non-performance
risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance

risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of June 30, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Fixed index annuity embedded derivatives
We have fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of June 30, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Indexed universal life embedded derivatives
We have indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of June 30, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,602	$—	$5,602	$—	$—
State and political subdivisions	2,998	—	2,935	63	—
Non-U.S. government	1,542	—	1,542	—	—
U.S. corporate:
Utilities	5,270	—	4,334	936	—
Energy	2,594	—	2,471	123	—
Finance and insurance	8,403	—	7,852	551	—
Consumer—non-cyclical	6,277	—	6,174	103	—
Technology and communications	3,411	—	3,345	66	—
Industrial	1,503	—	1,464	39	—
Capital goods	3,028	—	2,931	97	—
Consumer—cyclical	1,966	—	1,768	198	—
Transportation	1,565	—	1,511	54	—
Other	378	—	213	165	—

Total U.S. corporate	34,395	—	32,063	2,332	—

Non-U.S. corporate:
Utilities	879	—	522	357	—
Energy	1,275	—	1,038	237	—
Finance and insurance	2,466	—	2,155	311	—
Consumer—non-cyclical	777	—	723	54	—
Technology and communications	1,247	—	1,219	28	—
Industrial	995	—	903	92	—
Capital goods	613	—	440	173	—
Consumer—cyclical	407	—	251	156	—
Transportation	635	—	494	141	—
Other	1,591	—	1,446	145	—

Total non-U.S. corporate	10,885	—	9,191	1,694	—

Residential mortgage-backed	2,184	—	2,160	24	—
Commercial mortgage-backed	2,970	—	2,949	21	—
Other asset-backed	2,968	—	2,847	121	—

Total fixed maturity securities	63,544	—	59,289	4,255	—

Equity securities	206	45	108	53	—

Other invested assets:
Derivative assets:
Interest rate swaps	939	—	939	—	—
Foreign currency swaps	17	—	17	—	—
Equity index options	66	—	—	66	—
Other foreign currency contracts	2	—	2	—	—

Total derivative assets	1,024	—	958	66	—

Securities lending collateral	59	—	59	—	—
Short-term investments	190	—	190	—	—
Limited partnerships	598	—	—	—	598

Total other invested assets	1,871	—	1,207	66	598

Reinsurance recoverable (2)	38	—	—	38	—
Separate account assets	5,536	5,536	—	—	—

Total assets	$71,195	$5,581	$60,604	$4,412	$598

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2020	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2020	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$83	$—	$7	$—	$—	$—	$—	$—	$(27)	$63	$1	$6
Non-U.S. government	1	—	—	—	—	—	(1)	—	—	—	—	—
U.S. corporate:
Utilities	843	—	37	32	—	—	(2)	26	—	936	—	37
Energy	124	1	13	—	—	—	(2)	—	(13)	123	—	9
Finance and insurance	510	—	33	21	—	—	(12)	—	(1)	551	—	33
Consumer—non-cyclical	88	—	8	8	—	—	(1)	—	—	103	—	8
Technology and communications	61	—	5	—	—	—	—	—	—	66	—	5
Industrial	37	—	2	—	—	—	—	—	—	39	—	2
Capital goods	90	—	7	—	—	—	—	—	—	97	—	7
Consumer—cyclical	179	—	11	—	—	—	(1)	9	—	198	—	11
Transportation	43	—	2	—	—	—	(1)	10	—	54	—	2
Other	138	—	2	—	—	—	(2)	27	—	165	—	2

Total U.S. corporate	2,113	1	120	61	—	—	(21)	72	(14)	2,332	—	116

Non-U.S. corporate:
Utilities	355	—	23	1	—	—	—	—	(22)	357	—	23
Energy	236	—	22	—	—	—	(26)	5	—	237	—	22
Finance and insurance	223	1	50	—	—	—	—	37	—	311	1	49
Consumer—non-cyclical	58	—	5	—	—	—	—	—	(9)	54	—	4
Technology and communications	27	—	1	—	—	—	—	—	—	28	—	1
Industrial	92	—	8	—	—	—	—	—	(8)	92	—	7
Capital goods	135	—	9	—	—	—	—	29	—	173	—	9
Consumer—cyclical	164	—	12	—	—	—	(3)	—	(17)	156	—	11
Transportation	108	—	11	—	—	—	—	22	—	141	—	11
Other	131	—	9	5	—	—	—	—	—	145	—	9

Total non-U.S. corporate	1,529	1	150	6	—	—	(29)	93	(56)	1,694	1	146

Residential mortgage-backed	24	—	1	—	—	—	(1)	3	(3)	24	—	—
Commercial mortgage-backed	—	—	1	—	—	—	—	20	—	21	—	1
Other asset-backed	118	—	2	6	—	—	(5)	—	—	121	—	3

Total fixed maturity securities	3,868	2	281	73	—	—	(57)	188	(100)	4,255	2	272

Equity securities	50	—	—	6	(3)	—	—	—	—	53	—	—

Other invested assets:
Derivative assets:
Equity index options	62	4	—	7	—	—	(7)	—	—	66	8	—

Total derivative assets	62	4	—	7	—	—	(7)	—	—	66	8	—

Total other invested assets	62	4	—	7	—	—	(7)	—	—	66	8	—

Reinsurance recoverable (2)	47	(9)	—	—	—	—	—	—	—	38	(9)	—

Total Level 3 assets	$4,027	$(3)	$281	$86	$(3)	$—	$(64)	$188	$(100)	$4,412	$1	$272

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of April 1, 2019	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2019	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$52	$1	$8	$—	$—	$—	$—	$—	$—	$61	$—
U.S. corporate:
Utilities	748	—	20	82	(13)	—	(38)	—	(10)	789	—
Energy	115	—	3	5	—	—	(1)	—	—	122	—
Finance and insurance	590	—	15	10	—	—	(8)	—	—	607	—
Consumer—non-cyclical	74	—	1	14	—	—	—	—	—	89	—
Technology and communications	52	—	3	—	—	—	—	—	(11)	44	—
Industrial	40	—	—	—	—	—	—	—	—	40	—
Capital goods	95	—	3	—	—	—	—	—	—	98	—
Consumer—cyclical	195	—	3	—	—	—	(13)	—	—	185	—
Transportation	54	—	—	—	—	—	—	—	—	54	—
Other	199	—	3	—	—	—	(3)	—	—	199	—

Total U.S. corporate	2,162	—	51	111	(13)	—	(63)	—	(21)	2,227	—

Non-U.S. corporate:
Utilities	435	—	7	—	(7)	—	(17)	—	(1)	417	—
Energy	221	—	5	15	—	—	—	—	—	241	—
Finance and insurance	182	1	7	2	—	—	(13)	—	—	179	1
Consumer—non-cyclical	67	—	1	—	—	—	—	—	—	68	—
Technology and communications	27	—	—	—	—	—	—	—	—	27	—
Industrial	63	—	1	—	—	—	—	—	—	64	—
Capital goods	173	—	3	5	—	—	—	—	—	181	—
Consumer—cyclical	125	—	2	—	—	—	(1)	—	—	126	—
Transportation	192	—	3	4	—	—	—	—	—	199	—
Other	90	—	4	35	—	—	—	—	—	129	—

Total non-U.S. corporate	1,575	1	33	61	(7)	—	(31)	—	(1)	1,631	1

Residential mortgage-backed	35	—	1	—	—	—	—	—	—	36	—
Commercial mortgage-backed	98	—	7	1	—	—	—	—	(14)	92	—
Other asset-backed	197	—	1	42	—	—	(29)	27	(4)	234	—

Total fixed maturity securities	4,119	2	101	215	(20)	—	(123)	27	(40)	4,281	1

Equity securities	55	—	—	2	(1)	—	—	—	—	56	—

Other invested assets:
Derivative assets:
Equity index options	60	10	—	9	—	—	(14)	—	—	65	7

Total derivative assets	60	10	—	9	—	—	(14)	—	—	65	7

Total other invested assets	60	10	—	9	—	—	(14)	—	—	65	7

Reinsurance recoverable (2)	18	2	—	—	—	—	—	—	—	20	2

Total Level 3 assets	$4,252	$14	$101	$226	$(21)	$—	$(137)	$27	$(40)	$4,422	$10

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

G
ENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2020	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2020	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$102	$1	$(12)	$—	$—	$—	$(1)	$—	$(27)	$63	$2	$(13)
Non-U.S. government	—	—	—	—	—	—	(1)	1	—	—	—	—
U.S. corporate:
Utilities	865	—	12	32	—	—	(2)	42	(13)	936	—	14
Energy	129	1	(2)	10	(21)	—	(3)	22	(13)	123	—	(5)
Finance and insurance	572	2	2	21	—	—	(24)	—	(22)	551	—	5
Consumer—non-cyclical	94	—	2	8	—	—	(1)	—	—	103	—	2
Technology and communications	50	—	1	20	—	—	—	—	(5)	66	—	2
Industrial	40	—	(1)	—	—	—	—	—	—	39	—	(1)
Capital goods	102	—	(1)	—	—	—	(4)	—	—	97	—	(1)
Consumer—cyclical	173	—	4	—	—	—	(3)	24	—	198	—	4
Transportation	78	—	(2)	—	—	—	(2)	10	(30)	54	—	1
Other	136	—	1	5	—	—	(4)	27	—	165	—	1

Total U.S. corporate	2,239	3	16	96	(21)	—	(43)	125	(83)	2,332	—	22

Non-U.S. corporate:
Utilities	374	—	3	12	—	—	—	21	(53)	357	—	3
Energy	247	—	(8)	—	—	—	(26)	24	—	237	—	(8)
Finance and insurance	234	2	9	15	—	—	—	58	(7)	311	2	10
Consumer—non-cyclical	59	—	2	8	—	—	—	1	(16)	54	—	1
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	104	—	1	—	—	—	(5)	—	(8)	92	—	—
Capital goods	161	1	(2)	—	—	—	(16)	29	—	173	—	(1)
Consumer—cyclical	147	—	(3)	4	—	—	(7)	32	(17)	156	—	(5)
Transportation	191	—	2	—	—	—	—	22	(74)	141	—	6
Other	140	—	—	5	—	—	(1)	1	—	145	—	—

Total non-U.S. corporate	1,685	3	4	44	—	—	(55)	188	(175)	1,694	2	6

Residential mortgage-backed	27	—	—	—	—	—	(1)	4	(6)	24	—	—
Commercial mortgage-backed	6	—	2	—	—	—	—	20	(7)	21	—	1
Other asset-backed	132	—	(2)	15	—	—	(22)	—	(2)	121	—	(2)

Total fixed maturity securities	4,191	7	8	155	(21)	—	(123)	338	(300)	4,255	4	14

Equity securities	51	—	—	6	(4)	—	—	—	—	53	—	—

Other invested assets:
Derivative assets:
Equity index options	81	(9)	—	18	—	—	(24)	—	—	66	5	—

Total derivative assets	81	(9)	—	18	—	—	(24)	—	—	66	5	—

Total other invested assets	81	(9)	—	18	—	—	(24)	—	—	66	5	—

Reinsurance recoverable (2)	20	17	—	—	—	1	—	—	—	38	17	—

Total Level 3 assets	$4,343	$15	$8	$179	$(25)	$1	$(147)	$338	$(300)	$4,412	$26	$14

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2019	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2019	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$51	$2	$8	$—	$—	$—	$—	$—	$—	$61	$1
U.S. corporate:
Utilities	643	—	42	96	(14)	—	(40)	72	(10)	789	—
Energy	121	—	7	5	—	—	(11)	—	—	122	—
Finance and insurance	534	—	38	40	—	—	(12)	7	—	607	—
Consumer—non-cyclical	73	—	3	14	—	—	(10)	9	—	89	—
Technology and communications	50	—	5	—	—	—	—	—	(11)	44	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	92	—	6	—	—	—	—	—	—	98	—
Consumer—cyclical	211	—	10	—	(13)	—	(14)	—	(9)	185	—
Transportation	57	—	1	4	—	—	(8)	—	—	54	—
Other	178	—	6	22	—	—	(15)	8	—	199	—

Total U.S. corporate	1,998	—	119	181	(27)	—	(110)	96	(30)	2,227	—

Non-U.S. corporate:
Utilities	404	—	23	30	(7)	—	(17)	—	(16)	417	—
Energy	217	—	12	16	—	—	(4)	—	—	241	—
Finance and insurance	171	2	18	7	—	—	(13)	—	(6)	179	2
Consumer—non-cyclical	106	2	4	—	—	—	(44)	—	—	68	—
Technology and communications	26	—	1	—	—	—	—	—	—	27	—
Industrial	61	—	3	—	—	—	—	—	—	64	—
Capital goods	173	—	9	10	—	—	(11)	—	—	181	—
Consumer—cyclical	122	—	8	—	—	—	(4)	—	—	126	—
Transportation	171	—	9	19	—	—	—	—	—	199	—
Other	81	—	8	35	—	—	(1)	6	—	129	—

Total n on-U.S. corporate	1,532	4	95	117	(7)	—	(94)	6	(22)	1,631	2

Residential mortgage-backed	35	—	1	—	—	—	—	—	—	36	—
Commercial mortgage-backed	95	—	9	2	—	—	—	—	(14)	92	—
Other asset-backed	154	—	2	96	—	—	(42)	28	(4)	234	—

Total fixed maturity securities	3,865	6	234	396	(34)	—	(246)	130	(70)	4,281	3

Equity securities	58	—	—	2	(4)	—	—	—	—	56	—

Other invested assets:
Derivative assets:
Equity index options	39	27	—	21	—	—	(22)	—	—	65	11

Total derivative assets	39	27	—	21	—	—	(22)	—	—	65	11

Total other invested assets	39	27	—	21	—	—	(22)	—	—	65	11

Reinsurance recoverable (2)	20	(1)	—	—	—	1	—	—	—	20	(1)

Total Level 3 assets	$3,982	$32	$234	$419	$(38)	$1	$(268)	$130	$(70)	$4,422	$13

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$2	$2	$6	$6
Net investment gains (losses)	(5)	12	9	26

Total	$(3)	$14	$15	$32

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$2	$1	$4	$3
Net investment gains (losses)	(1)	9	22	10

Total	$1	$10	$26	$13

The amount presented for realized and unrealized gains (losses) included in net income (loss) for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2020:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$826	Credit spreads	71bps - 427bps	194bps
Energy	Internal models	8	Credit spreads	108bps	N/A
Finance and insurance	Internal models	497	Credit spreads	73bps - 380bps	206bps
Consumer—non-cyclical	Internal models	102	Credit spreads	83bps - 395bps	202bps
Technology and communications	Internal models	66	Credit spreads	212bps - 395bps	271bps
Industrial	Internal models	39	Credit spreads	199bps - 483bps	293bps
Capital goods	Internal models	97	Credit spreads	120bps - 294bps	214bps
Consumer—cyclical	Internal models	161	Credit spreads	131bps - 307bps	208bps
Transportation	Internal models	44	Credit spreads	76bps - 199bps	144bps
Other	Internal models	165	Credit spreads	99bps - 213bps	122bps

Total U.S. corporate	Internal models	$2,005	Credit spreads	71bps - 483bps	197bps

Non-U.S. corporate:
Utilities	Internal models	$357	Credit spreads	97bps - 286bps	176bps
Energy	Internal models	82	Credit spreads	120bps - 272bps	175bps
Finance and insurance	Internal models	209	Credit spreads	136bps - 188bps	133bps
Consumer—non-cyclical	Internal models	53	Credit spreads	107bps - 182bps	160bps
Technology and communications	Internal models	28	Credit spreads	153bps - 260bps	221bps
Industrial	Internal models	92	Credit spreads	108bps - 272bps	193bps
Capital goods	Internal models	144	Credit spreads	107bps - 294bps	215bps
Consumer—cyclical	Internal models	45	Credit spreads	97bps - 272bps	194bps
Transportation	Internal models	114	Credit spreads	83bps - 294bps	175bps
Other	Internal models	144	Credit spreads	121bps - 507bps	300bps

Total non-U.S. corporate	Internal models	$1,268	Credit spreads	83bps - 507bps	196bps

Derivative assets:
Equity index options	Discounted cash flows	$66	Equity index volatility	6% - 38%	28%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.
Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$559	$—	$—	$559
Fixed index annuity embedded derivatives	447	—	—	447
Indexed universal life embedded derivatives	23	—	—	23

Total policyholder account balances	1,029	—	—	1,029

Derivative liabilities:
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	1	—	1	—

Total liabilities	$1,030	$—	$1	$1,029

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$—	$—	$323
Fixed index annuity embedded derivatives	452	—	—	452
Indexed universal life embedded derivatives	19	—	—	19

Total policyholder account balances	794	—	—	794

Derivative liabilities:
Interest rate swaps	10	—	10	—
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	11	—	11	—

Total liabilities	$805	$—	$11	$794

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of April 1, 2020	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2020	Total (gains) losses attributable to liabilities still held
		Included in net (income) loss	Included in OCI								Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$691	$(138)	$—	$—	$—	$6	$—	$—	$—	$559	$(137)	$—
Fixed index annuity embedded derivatives	413	45	—	—	—	—	(11)	—	—	447	45	—
Indexed universal life embedded derivatives	21	(3)	—	—	—	5	—	—	—	23	(3)	—

Total policyholder account balances	1,125	(96)	—	—	—	11	(11)	—	—	1,029	(95)	—

Total Level 3 liabilities	$1,125	$(96)	$—	$—	$—	$11	$(11)	$—	$—	$1,029	$(95)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of April 1, 2019	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2019	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$295	$24	$—	$—	$—	$6	$—	$—	$—	$325	$24
Fixed index annuity embedded derivatives	423	20	—	—	—	—	(5)	—	—	438	20
Indexed universal life embedded derivatives	13	1	—	—	—	1	—	—	—	15	1

Total policyholder account balances	731	45	—	—	—	7	(5)	—	—	778	45

Total Level 3 liabilities	$731	$45	$—	$—	$—	$7	$(5)	$—	$—	$778	$45

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2020	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2020	Total (gains) losses attributable to liabilities still held
		Included in net (income) loss	Included in OCI								Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$224	$—	$—	$—	$12	$—	$—	$—	$559	$231	$—
Fixed index annuity embedded derivatives	452	13	—	—	—	—	(18)	—	—	447	13	—
Indexed universal life embedded derivatives	19	(7)	—	—	—	11	—	—	—	23	(7)	—

Total policyholder account balances	794	230	—	—	—	23	(18)	—	—	1,029	237	—

Total Level 3 liabilities	$794	$230	$—	$—	$—	$23	$(18)	$—	$—	$1,029	$237	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2019	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2019	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$(24)	$—	$—	$—	$12	$—	$—	$—	$325	$(20)
Fixed index annuity embedded derivatives	389	58	—	—	—	—	(9)	—	—	438	58
Indexed universal life embedded derivatives	12	—	—	—	—	3	—	—	—	15	—

Total policyholder account balances	738	34	—	—	—	15	(9)	—	—	778	38

Total Level 3 liabilities	$738	$34	$—	$—	$—	$15	$(9)	$—	$—	$778	$38

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(96)	45	230	34

Total	$(96)	$45	$230	$34

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(95)	45	237	38

Total	$(95)	$45	$237	$38

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
FINANCIAL
,
INC
.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2020:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:			Withdrawal utilization rate	56% - 88%	73%
			Lapse rate	2% - 9%	3%
			Non-performance risk
			(credit spreads)	9bps - 83bps	67	bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$559	Equity index volatility	21% - 30%	24%
Fixed index annuity embedded derivatives	Option budget method	$447	Expected future interest credited	— % - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$23	Expected future interest credited	3% - 11%	6%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2020
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,917	$7,225	$—	$—	$7,225
Other invested assets		(1)	418	421	—	22	399
Liabilities:
Long-term borrowings		(1)	2,817	2,153	—	2,016	137
Investment contracts		(1)	11,258	12,227	—	—	12,227
Other firm commitments:
Commitments to fund limited partnerships	1,135		—	—	—	—	—
Commitments to fund bank loan investments	35		—	—	—	—	—
Ordinary course of business lending commitments	116		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2019
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,963	$7,239	$—	$—	$7,239
Other invested assets		(1)	432	432	—	49	383
Liabilities:
Long-term borrowings		(1)	3,277	3,093	—	2,951	142
Non-recourse funding obligations		(1)	311	207	—	—	207
Investment contracts		(1)	11,466	12,086	—	—	12,086
Other firm commitments:
Commitments to fund limited partnerships	976		—	—	—	—	—
Commitments to fund bank loan investments	52		—	—	—	—	—
Ordinary course of business lending commitments	69		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Liability for Policy and Contract Claims
The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the six months ended June 30,
(Amounts in millions)	2020	2019
Beginning balance	$10,958	$10,295
Less reinsurance recoverables	(2,406)	(2,379)

Net beginning balance	8,552	7,916

Incurred related to insured events of:
Current year	2,238	1,961
Prior years	(255)	(206)

Total incurred	1,983	1,755

Paid related to insured events of:
Current year	(436)	(407)
Prior years	(1,339)	(1,253)

Total paid	(1,775)	(1,660)

Interest on liability for policy and contract claims	205	188
Foreign currency translation	(4)	(1)

Net ending balance	8,961	8,198
Add reinsurance recoverables	2,319	2,388

Ending balance	$11,280	$10,586

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

In addition, loss reserves recorded on new delinquencies in our U.S. mortgage insurance business have a high degree of estimation, particularly due to the level of uncertainty regarding whether borrowers in forbearance will ultimately cure or result in a new delinquency.
For the six months ended June 30, 2020, the favorable development of $255 million related to insured events of prior years was primarily attributable to our long-term care insurance business largely from favorable claim terminations mostly attributable to higher mortality, favorable development on prior year incurred but not reported claims and favorable experience on pending claims that terminated before becoming an active claim.

These decreases were partially offset by a strengthening of incurred but not reported reserves in the current year
.

For the six months ended June 30, 2020, the liability for policy and contract claims increased $322 million largely related to our U.S. mortgage insurance business, principally attributable to a significant increase in the number of new delinquencies driven largely by borrower forbearance resulting from COVID-19. In addition, existing reserves were strengthened by $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The current year also reflected lower net benefits from cures and aging of existing delinquencies compared to the prior year. The increase was also attributable to our long-term care insurance business primarily attributable to

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

new claims, which includes higher new claims frequency as a result of the aging of the in-force block, as well as higher severity, partially offset by an increase in claim terminations driven mostly by higher mortality and favorable development on prior year incurred but not reported claims in the current year. Given the lower new claim counts submitted during COVID-19, incurred but not reported reserves were strengthened by $37 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims.

(8) Reinsurance
The following table sets forth the changes in the allowance for credit losses related to reinsurance recoverables as of or for the periods indicated:

	Three months ended June 30,	Six months ended June 30,
(Amounts in millions)	2020	2020
Allowance for credit losses:
Beginning balance	$42	$—
Cumulative effect of change in accounting	—	40
Provision	2	4
Write-offs	—	—
Recoveries	—	—

Ending balance	$44	$44

As discussed in note 2, our policy for evaluating and measuring the allowance for credit losses related to reinsurance recoverables utilizes the reinsurer’s credit rating, updated quarterly, to assess the credit quality of reinsurance recoverables. The following table sets forth A.M. Best Company, Inc.’s (“A.M. Best”) credit ratings related to our reinsurance recoverables, gross of the allowance for credit losses, as of June 30, 2020:

(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$508	$508
A+	1,267	1,467	2,734
A	20	58	78
B+	—	2	2
Not rated	13,542	80	13,622

Total reinsurance recoverable	$14,829	$2,115	$16,944

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of June 30, 2020 and December 31, 2019, we had a reinsurance recoverable of $13,539 million and $13,752 million, respectively, with UFLIC. In March 2019, upon UFLIC’s request, A.M. Best withdrew UFLIC’s credit rating.
There was
no impact
 to us
from this action as UFLIC has trust accounts and a guarantee from its parent, as discussed above, and is sufficiently collateralized. Accordingly, the reinsurance recoverable with UFLIC is fully collectible and no allowance for credit losses was recorded as of June 30, 2020.
Reinsurance recoverables are considered past due when contractual payments have not been received from the reinsurer by the required payment date. Claims submitted for payment are generally due in less than one year. As of June 30, 2020, we did not have any reinsurance recoverables past due, except for Scottish Re US Inc. (“Scottish Re”), a reinsurance company domiciled in Delaware. On March 6, 2019, Scottish Re was ordered into receivership for the purposes of rehabilitation by the Court of Chancery of the State of Delaware.

The proposed Plan
of Rehabilitation
of Scottish Re
was filed on June 30, 2020
. The filing did not include a schedule for affected cedents to object to the proposed rehabilitation plan. We do not know what deadlines will be imposed related to the Court of Chancery’s consideration of the proposed plan, but we expect a final hearing to be scheduled in November or December of this year.
As of June 30, 2020, amounts past due related to Scottish Re were $13 million, all of which was included in the allowance for credit losses.

We
 will continue to monitor the plan of rehabilitation and expected recovery of the claims balance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) Borrowings and Liquidity
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	June 30, 2020	December 31, 2019
Genworth Holdings (1)
7.70% Senior Notes, due 2020	$—	$397
7.20% Senior Notes, due 2021	356	382
7.625% Senior Notes, due 2021	661	701
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	2,711	3,174
Bond consent fees	(22)	(25)
Deferred borrowing charges	(10)	(12)

Total Genworth Holdings	2,679	3,137

Australia (2)
Floating Rate Junior Subordinated Notes, due 2025	138	140

Total Australia	138	140

Total	$2,817	$3,277

(1)
We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(2)
Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited (“GFMIPL”), our indirect majority-owned subsidiary, who has the option to redeem the notes at face value beginning on July 3, 2020, subject to the Australian Prudential Regulation Authority’s (“APRA”) prior written approval.

On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020 for a pre-tax
loss of $9 million. The senior notes were fully redeemed with a cash payment of $409 million, comprised of the outstanding principal balance of $397 million, accrued interest of $3 million and a make-whole premium of $9 million.
During the second quarter of 2020, Genworth Holdings repurchased $52 million principal amount of its senior notes with 2021 maturity dates for a pre-tax
gain of $3 million and paid accrued interest thereon. In March 2020, Genworth Holdings also repurchased $14 million principal amount of its senior notes with 2021 maturity dates for a pre-tax
gain of $1 million and paid accrued interest thereon.
On July 3, 2020, GFMIPL issued AUD$147 million floating rate subordinated notes due in July 2030 in exchange for AUD$147 million of its floating rate subordinated notes due in July 2025. In addition, on July 3, 2020, GFMIPL issued AUD$43 million floating rate subordinated notes due in July 2030. These notes will pay interest quarterly at a floating rate equal to the three-month bank bill swap reference rate plus a margin of a minimum of 5.0% per annum. GFMIPL has an option to redeem the notes at face value on July 3, 2025 and every

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
interest payment date thereafter up to and excluding the maturity date, and for certain tax and regulatory events (in each case subject to APRA’s prior written approval). Following the settlement of these transactions, GFMIPL has outstanding floating rate subordinated notes of AUD$53 million due in July 2025 and AUD$190 million due in July 2030.
(b)
Non-Recourse
Funding Obligations
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont Life Insurance Company I (“Rivermont I”) redeemed all of its $315 million of outstanding non-recourse
funding obligations due in 2050. The early redemption resulted in a pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs.
(10) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Swaps terminated prior to the TCJA	4.8	3.2	19.1	3.9
Effect of foreign operations	3.7	2.3	7.3	2.7
Non-deductible goodwill	1.2	—	2.7	—
Non-deductible expense	0.7	0.6	2.8	0.7
Tax favored investments	(0.8)	(0.5)	(3.2)	(0.5)
Stock-based compensation	0.1	0.1	2.9	—
Other, net	0.4	2.8	1.9	1.5

Effective rate	31.1%	29.5%	54.5%	29.3%
The increase in the effective tax rate for the three and six months ended June 30, 2020 was primarily attributable to tax expense on forward starting swaps settled prior to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which are tax effected at 35% as they are amortized into net investment income, in relation to lower pre-tax
income in the current year. The increase was also attributable to a higher tax expense related to foreign operations, non-deductible
goodwill recorded in the current year and higher stock-based compensation for the six months ended June 30, 2020.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. For the three and six months ended June 30, 2020, we have elected to record the actual effective tax rate for the period, primarily due to the sensitivity of the full year annualized effective rate in relation to
small changes in projected
pre-tax
income
.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In the second quarter of 2020, we recorded a goodwill impairment of $3 million
, net of the portion attributable to noncontrolling interests, in our Australia mortgage insurance business.
During the second and first quarters of 2020, we repurchased $52 million and $14 million, respectively, principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain of $3 million and $1 million, respectively. In January 2020, we paid a pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings, Inc.’s senior notes originally scheduled to mature in June 2020 and Rivermont I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse
funding obligations originally due in 2050 resulting in a
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs. These transactions were excluded from adjusted operating income (loss) for the periods presented as they relate to gains (losses) on the early extinguishment of debt.
We recorded a
pre-tax
expense of $1 million and $2 million for the three and six months ended June 30, 2020, respectively, and $4 million for the six months ended June 30, 2019 related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented.
The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Revenues:
U.S. Mortgage Insurance segment	$274	$235	$535	$458

Australia Mortgage Insurance segment	136	96	163	206

U.S. Life Insurance segment:
Long-term care insurance	1,200	1,055	2,206	2,169
Life insurance	335	382	683	754
Fixed annuities	129	151	262	310

U.S. Life Insurance segment	1,664	1,588	3,151	3,233

Runoff segment	90	78	97	160

Corporate and Other activities	(26)	(3)	29	(19)

Total revenues	$2,138	$1,994	$3,975	$4,038

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

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(441)	$168	$(507)	$342
Add: net income from continuing operations attributable to noncontrolling interests	23	15	17	35
Add: net income from discontinued operations attributable to noncontrolling interests	—	35	—	71

Net income (loss)	(418)	218	(490)	448
Less: income (loss) from discontinued operations, net of taxes	(520)	60	(520)	122

Income from continuing operations	102	158	30	326
Less: net income from continuing operations attributable to noncontrolling interests	23	15	17	35

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	79	143	13	291
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(131)	43	(16)	(28)
Goodwill impairment, net (2)	3	—	3	—
(Gains) losses on early extinguishment of debt	(3)	—	9	—
Expenses related to restructuring	1	—	2	4
Taxes on adjustments	30	(8)	1	6

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(21)	$178	$12	$273

(1)
For the three months ended June 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(4) and $(3) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $32 million and $—, respectively. For the six months ended June 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(15) million and $(5) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $6 million in both periods.

(2)	For the three and six months ended June 30, 2020, goodwill impairment was adjusted for the portion attributable to noncontrolling interests of $2 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2020	2019	2020	2019
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$(3)	$147	$145	$271
Australia Mortgage Insurance segment	1	13	10	27
U.S. Life Insurance segment:
Long-term care insurance	48	37	49	17
Life insurance	(81)	10	(158)	8
Fixed annuities	28	19	34	36

U.S. Life Insurance segment	(5)	66	(75)	61

Runoff segment	24	9	11	29
Corporate and Other activities	(38)	(57)	(79)	(115)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(21)	$178	$12	$273

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2020	December 31, 2019
Assets:
U.S. Mortgage Insurance segment	$4,944	$4,504
Australia Mortgage Insurance segment	2,439	2,406
U.S. Life Insurance segment	83,829	81,640
Runoff segment	9,783	9,953
Corporate and Other activities	2,642	2,839

Total assets	$103,637	$101,342

(12) Commitments and Contingencies
(a) Litigation and Regulatory Matters
We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force
long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees o
n

products
, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, post-closing obligations associated with previous dispositions and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.
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
al.,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in the High Court of Justice, Business and Property Courts of England and Wales. In the action, AXA initially sought in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited (“FICL”) and Financial Assurance Company Limited (“FACL”), relating to alleged remediation it has paid to customers who purchased payment protection insurance (“PPI”). In February 2018, we served a Particulars of Defence and counterclaim against AXA, and also served other counterclaims against various parties, including Santander Cards UK Limited (“Santander”), alleging that Santander is responsible for any remediation paid to PPI customers. AXA and Santander applied to the Court for orders dismissing or staying the counterclaims. A hearing on those applications was held in October 2018, and the Court dismissed our counterclaims. On November 15, 2018, AXA amended its claim and updated its demand to £237 million. We filed our amended Particulars of Defence and amended counterclaim on December 13, 2018, seeking, among other forms of relief, a declaration that in the event we make any payment to AXA pursuant to the indemnity, we are subrogated to FICL’s and FACL’s rights against Santander with respect to those amounts. On February 25, 2019, AXA amended its claim and updated its demand to £265 million. The Court held a case management conference and hearing on February 26, 2019. Santander, FICL and FACL consented to be joined as parties to the proceedings and consented to allow Genworth to amend its pleadings to include the subrogation declarations to reflect the additional parties. On March 29, 2019, AXA, FICL, FACL and Santander filed their respective responses to our amended counterclaim. On June 21, 2019, we filed an application to address certain deficiencies in AXA’s discovery production. On July 18, 2019, we reached an agreement with AXA and Santander regarding our discovery application. The hearing on liability and subrogation matters concluded on November 12, 2019. On December 6, 2019, the Court issued its judgment, ruling in AXA’s favor with respect to its claim against Genworth for 90% of AXA’s payment of PPI mis-selling
losses. The Court further ruled, among other matters, that Genworth is not entitled to be subrogated to the rights of FICL/FACL against Santander or require AXA to assert reasonable defenses with respect to PPI mis-selling
claims. In January 2020, we made an interim payment to AXA for approximately $134 million, which was previously accrued in December 2019 in connection with the aforementioned Court ruling. On January 10, 2020, Genworth applied to the English Court of Appeal (Civil Division) for permission to appeal certain aspects of the December 6, 2019 judgment including, among other matters, the Court’s determination that Genworth is not entitled to be subrogated to the rights of FICL/FACL against Santander or require AXA to assert reasonable defenses with respect to PPI mis-selling
claims. On March 16, 2020, the English Court of Appeal (Civil Division) denied permission for Genworth to appeal the December 6, 2019 judgment.

On June 8
, 2020,
AXA
amended
its claim
and updated
 its
demand
to
£499 million
,

excluding
 an
alleged claim

for
a
tax gross up for a  possible additional
amount
of £117 million or more.
The damages hearing took place from June 15, 2020 through June 23, 2020
.

O
n July 20, 2020, Genworth and GFIH entered into a settlement agreement with AXA pur
suant t
o which the parties
 have agreed, pending satisfaction of certain conditions, not to enforce, appeal or set aside the liability
judgment
of December 6, 2019 and
the
subseque
ntly iss
ued
damages
judgment of July 27, 2020.
See note 14 f
o
r

additional
details on the terms of the settlement with AXA
, the
sale of our former lifestyle protection insurance business
and amo
unts recor
ded r
el
ated to
loss
from d
i
scon
ti
n
ued
operations
.
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
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality
factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs
, and

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining Plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. We intend to continue to vigorously defend the dismissal of this action.
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
Practices and Consumer Protection Law (on behalf of the two named plaintiffs who are Pennsylvania residents). The parties engaged in a mediation process and, on October 22, 2019, reached an agreement in principle to settle this matter on a nationwide basis. On November 22, 2019, plaintiffs filed an amended complaint, adding Genworth Life Insurance Company of New York as a defendant and expanding the class to all fifty states and the District of Columbia. On January 15, 2020, the Court preliminarily approved the settlement and set the final approval hearing for July 10, 2020. On March 26, 2020, the parties filed a Joint Motion for Leave to Amend certain aspects of the settlement, which was approved by the Court on March 31, 2020. On April 10, 2020, the Indiana Department of Insurance filed a Motion to Intervene and Motion to Stay, seeking to stay the current schedule for class settlement and delay the date of the final approval hearing in light of disruptions caused by
COVID-19.
On April 14, 2020, the class administrator sent out class notices to potential settlement class members. On April 17, 2020, plaintiffs filed their opposition to the Indiana Department of Insurance’s motion to stay.

The Court conducted final approval hearings on July 10, 2020 and July 14, 2020 and has continued the final approval hearing to September 11, 2020.
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
On May 13, 2020, GLAIC was also named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Ronald L. Daubenmier, individually and on behalf of himself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On June 26, 2020, Plaintiffs filed a consent motion to consolidate the two cases. On June 30, 2020, the United States District Court for the Eastern District of Virginia issued an order consolidating the Brighton Trustees and Daubenmier cases. On July 17, 2020, the Brighton Trustees and Daubenmier Plaintiffs filed a consolidated complaint, alleging that GLAIC subjected policyholders to an unlawful and excessive cost of insurance increase. The consolidated complaint asserts claims for breach of contract and injunctive relief, and seeks damages in excess of $5 million. Our responsive pleading deadline is August 31, 2020. We intend to vigorously defend this action.

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
(b) Commitments
As of June 30, 2020, we were committed to fund $1,135 million in limited partnership investments, $84 million in U.S. commercial mortgage loan investments and $32 million in private placement investments. As of June 30, 2020, we were also committed to fund $35 million of bank loan investments which had not yet been drawn.
(13) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2020	$1,140	$2,755	$(80)	$3,815
OCI before reclassifications	762	(48)	73	787
Amounts reclassified from (to) OCI	(88)	(30)	—	(118)

Current period OCI	674	(78)	73	669

Balances as of June 30, 2020 before noncontrolling interests	1,814	2,677	(7)	4,484

Less: change in OCI attributable to noncontrolling interests	3	—	34	37

Balances as of June 30, 2020	$1,811	$2,677	$(41)	$4,447

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2019	$943	$1,850	$(301)	$2,492
OCI before reclassifications	375	157	43	575
Amounts reclassified from (to) OCI	1	(24)	—	(23)

Current period OCI	376	133	43	552

Balances as of June 30, 2019 before noncontrolling interests	1,319	1,983	(258)	3,044

Less: change in OCI attributable to noncontrolling interests	14	—	17	31

Balances as of June 30, 2019	$1,305	$1,983	$(275)	$3,013

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2020	$1,456	$2,002	$(25)	$3,433
OCI before reclassifications	448	735	(25)	1,158
Amounts reclassified from (to) OCI	(94)	(60)	—	(154)

Current period OCI	354	675	(25)	1,004

Balances as of June 30, 2020 before noncontrolling interests	1,810	2,677	(50)	4,437

Less: change in OCI attributable to noncontrolling interests	(1)	—	(9)	(10)

Balances as of June 30, 2020	$1,811	$2,677	$(41)	$4,447

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2019	$595	$1,781	$(332)	$2,044
OCI before reclassifications	802	254	97	1,153
Amounts reclassified from (to) OCI	(46)	(52)	—	(98)

Current period OCI	756	202	97	1,055

Balances as of June 30, 2019 before noncontrolling interests	1,351	1,983	(235)	3,099

Less: change in OCI attributable to noncontrolling interests	46	—	40	86

Balances as of June 30, 2019	$1,305	$1,983	$(275)	$3,013

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.
The foreign currency translation and other adjustments balance in the charts above included $(2) million, net of taxes of $1 million, related to a net unrecognized postretirement benefit obligation as of June 30, 2019. The balance also included taxes of $22 million and $(45) million, respectively, related to foreign currency translation adjustments as of June 30, 2020 and 2019.
The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated
	other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(112)	$2	$(119)	$(58)	Net investment (gains) losses
Income taxes	24	(1)	25	12	Provision for income taxes

Total	$(88)	$1	$(94)	$(46)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(46)	$(42)	$(89)	$(80)	Net investment income
Interest rate swaps hedging assets	—	4	(4)	(2)	Net investment (gains) losses
Foreign currency swaps	—	1	—	1	Net investment income
Income taxes	16	13	33	29	Provision for income taxes

Total	$(30)	$(24)	$(60)	$(52)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) Discontinued Operations
Canada mortgage insurance business
On December 12, 2019, we completed the sale of Genworth Canada, our former Canada mortgage insurance business and received approximately $1.7 billion in net cash proceeds. Prior to its sale, in the third quarter of 2019, Genworth Canada was reported as discontinued operations; accordingly, its results of operations were separately reported for the three and six months ended June 30, 2019.
A summary of operating results related to Genworth Canada reported as discontinued operations were as follows for the three and six months ended June 30, 2019:

(Amounts in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019
Revenues:
Premiums	$125	$251
Net investment income	36	71
Net investment gains (losses)	1	—

Total revenues	162	322

Benefits and expenses:
Benefits and other changes in policy reserves	19	38
Acquisition and operating expenses, net of deferrals	18	32
Amortization of deferred acquisition costs and intangibles	11	21
Interest expense (1)	13	25

Total benefits and expenses	61	116

Income before income taxes (2)	101	206
Provision for income taxes	41	84

Income from discontinued operations, net of taxes	60	122

Less: net income from discontinued operations attributable to noncontrolling interests	35	71

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$25	$51

(1)
Interest on debt assumed by Brookfield and interest on debt that was repaid as a result of the sale of Genworth Canada was allocated and reported in discontinued operations. A senior secured term loan facility (“Term Loan”), owed by Genworth Holdings and secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares, was repaid in connection with the close of the Genworth Canada sale. Accordingly, interest expense related to the Term Loan of $8 million and $16 million for the three and six months ended June 30, 2019, respectively, was allocated and reported in discontinued operations.

(2)
The three and six months ended June 30, 2019 includes
pre-tax
income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $55 million and $111 million, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lifestyle protection insurance
On December 1, 2015, we completed the sale of our lifestyle protection insurance business to AXA. In June 2020, we accrued a contingent liability of $653 million that was reflected as liabilities related to discontinued operations in our unaudited condensed consolidated balance sheet as of June 30, 2020. The contingent liability was recorded in connection with a settlement agreement reached with AXA on July 20, 2020
 f
or losses incurred from mis-selling complaints on policies sold from 1970 through 2004. An after-tax
loss
of $516 million
related to
the
settlement
was also included in loss from discontinued operations for the three and six months ended June 30, 2020, along with other after-tax
legal fees and expenses of $4 million. See note 12 for additional details related to the case regarding the sale of our lifestyle protection insurance business.
As part of the settlement agreement, we agreed to
make payments for

certain payment protection insurance
 mis
-selling
claims, along with
 a significant p
ortion of
future claims that are still being processed. On July 21, 2020, under the settlement agreement, we paid an initial amount of £100 million ($125 million) to AXA. In addition, we issued a secured promissory note to AXA, under which we agreed to make deferred cash payments totaling approximately £317 million in two installment payments on June 2022 and September 2022. Future claims that are still being processed will be added to the promissory note as part of the September 2022 payment. The promissory note will accrue interest at a fixed rate of 5.25% due quarterly, with a potential for an interest rate decrease to 2.75% following certain prepayment trigger events. To secure our obligation under the promissory note, we granted a 19.9% security interest, held by us through our subsidiaries, in both our outstanding common stock of Genworth Mortgage Holdings, Inc. (“GMHI”) and Genworth Mortgage Insurance Australia Limited to AXA. AXA does not have the right to sell or repledge the collateral and is not entitled to any voting rights. The collateral will be released back to us upon full repayment of the promissory note. Accordingly, the collateral arrangement has no impact on our unaudited condensed consolidated financial statements. In the event AXA recovers amounts from third parties related to the mis-selling
losses, including from the distributor responsible for the sale of the policies, we have certain rights to share in those recoveries to recoup payments for the underlying mis-selling
losses. As of June 30, 2020, we have not recorded any amounts associated with recoveries from third parties.
The promissory note is also subject to certain mandatory prepayments upon the occurrence of:

•	the consummation of certain qualifying debt transactions in which total gross proceeds of at least $750 million are raised;

•	the consummation of certain qualifying equity issuances or dispositions with respect to GMHI, or any of our subsidiaries, in which total net cash proceeds of at least $475 million are raised;

•	certain dispositions of our U.S. mortgage insurance business;

•	the consummation of the China Oceanwide merger and the funding of the contemplated capital investment plan;

•	transactions involving a change of control of Genworth, other than the China Oceanwide transaction; and

•	receipt of dividends and sale proceeds from certain Genworth subsidiaries above certain threshold amounts.
The promissory note also contains certain negative and affirmative covenants, representations and warranties and customary events of default.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2020, we made an interim payment to AXA for £100 million ($134 million), which was accrued as a contingent liability and reflected as liabilities related to discontinued operations as of December 31, 2019. This amount was included in income (loss) from discontinued operations for the year ended December 31, 2019.
We have established our current best estimates for future claims that are still being processed under the settlement agreement, as well as for an unrelated liability related to certain claims and other expenses; however, there may be future adjustments to these estimates. If amounts are different from our estimates, it could result in an adjustment to our liabilities and an additional amount reflected in income (loss) from discontinued operations.

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
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the closing of the transaction with China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”), China Oceanwide’s funding plans and transactions we are pursuing to address our near-term liabilities and financial obligations, which may include raising debt through our mortgage insurance subsidiaries and/or transactions to sell a percentage of our ownership interests in our mortgage insurance businesses, as well as statements we make regarding the potential impacts of the coronavirus pandemic
(“COVID-19”).
Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•
risks related to the proposed transaction with China Oceanwide including: the risk that China Oceanwide will be unable to raise funding and our inability to complete the China Oceanwide transaction on the agreed terms, in a timely manner or at all, which may adversely affect our business and the price of our common stock; the risk that we will be unable to address our near-term liabilities and financial obligations, including the risks that we will be unable to raise new debt financing and/or sell a percentage of our ownership interest in our U.S. mortgage insurance business to repay the promissory note to AXA or refinance our debt maturing in 2021 or beyond; the parties’ inability to obtain regulatory approvals, clearances or extensions, or the possibility that such regulatory approvals or clearances may further delay the China Oceanwide transaction or may not be received prior to September 30, 2020 (and either or both of the parties may not be willing to further waive their end date termination rights beyond September 30, 2020) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals, clearances or extensions (including those conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable) or that with continuing delays, circumstances may arise that make one or more previously obtained regulatory approvals or clearances no longer valid, one or both parties unwilling to proceed with the China Oceanwide transaction or unable to comply with the conditions to existing regulatory approvals, or one or both of the parties may be unwilling to accept any new condition under a regulatory approval; the risk that the parties will not be able to obtain other regulatory approvals, clearances or extensions, including in connection with a potential alternative funding structure or the current geo-political
environment, or that one or more regulators may rescind or fail to extend existing approvals, or that the revocation by one regulator of approvals will lead to the revocation of approvals by other regulators; the parties’ inability to obtain any necessary regulatory approvals, clearances or extensions for the post-closing capital plan; the risk that a condition to the closing of the China Oceanwide transaction may not be satisfied or that a condition to closing that is currently satisfied may not remain satisfied due to the delay in closing the China Oceanwide transaction or that the parties will be unable to agree upon a closing date following receipt of all regulatory approvals and clearances; the risk regarding the ongoing availability of any required financing; the risk that existing and potential legal proceedings may be instituted against us in connection with the China Oceanwide transaction that may delay the transaction, make it more costly or ultimately preclude it; the risk that the proposed China Oceanwide transaction disrupts our current plans and operations as a result of the announcement and consummation of the transaction; potential adverse reactions or changes to our business relationships with clients, employees, suppliers or other parties or other business uncertainties resulting from the announcement of the China Oceanwide transaction or during the pendency of the transaction, including but not limited to such changes that could affect our financial performance; certain restrictions during the pendency of the China Oceanwide transaction that may impact our ability to pursue certain business opportunities or strategic transactions; continued availability of capital and financing to us before, or in the absence of, the consummation of the China Oceanwide transaction; further rating agency actions and downgrades in our credit or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the China Oceanwide transaction; the amount of the costs, fees, expenses and other charges related to the China Oceanwide transaction; the risks related to diverting management’s attention from our ongoing business operations; and our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected;

•
strategic risks in the event the proposed transaction with China Oceanwide is not consummated including: our inability to successfully execute alternative strategic plans to effectively address our current business challenges (including with respect to stabilizing our U.S. life insurance businesses, debt and other obligations, cost savings, ratings and capital); the risk that the impacts of or uncertainty created by
COVID-19
delay or hinder alternative transactions or otherwise make alternative plans less attractive; our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner and on anticipated terms; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents for such alternative strategic plans, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to achieve anticipated cost-savings in a timely manner; adverse tax or accounting charges; and our ability to raise the capital needed in our mortgage insurance businesses in a timely manner and on anticipated terms, including through business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required;

•
risks relating to estimates, assumptions and valuations
including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including reviews we expect to complete and carry out in the fourth quarter of 2020); risks related to the impact of our annual review of assumptions and methodologies related to our long-term care insurance claim reserves and margin reviews in the fourth quarter of 2020, including risks that additional information obtained in finalizing our claim reserves and margin reviews in the fourth quarter of 2020 or other changes to assumptions or methodologies materially affect margins; the inability to accurately estimate the impacts of
COVID-19;
inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including reviews we expect to complete and carry out in the fourth quarter of 2020); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); adverse impact on our results of operations, including the outcome of our reviews of the premium earnings pattern for our mortgage insurance businesses; and changes in valuation of fixed maturity and equity securities;

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

•
regulatory and legal risks
including: extensive regulation of our businesses and changes in applicable laws and regulations (including changes to tax laws and regulations); litigation and regulatory investigations or other actions; dependence on dividends and other distributions from our subsidiaries (particularly our mortgage insurance subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries, heightened regulatory restrictions resulting from
COVID-19,
and other insurance, regulatory or corporate law restrictions; the inability to successfully seek in-force
rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business, including as a result of
COVID-19;
adverse change in regulatory requirements, including risk-based capital; changes in regulations adversely affecting our Australian mortgage insurance business; inability to continue to maintain the private mortgage insurer eligibility requirements (“PMIERs”); the impact on capital levels of increased delinquencies caused by
COVID-19;
inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our mortgage insurance businesses; additional restrictions placed on our U.S. mortgage insurance business by government and government-owned and government-sponsored enterprises (“GSEs”) in connection with a new debt financing and/or sale of a percentage of our ownership interests therein; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; changes in tax laws; and changes in accounting and reporting standards;

•
liquidity, financial strength ratings, credit and counterparty risks including: insufficient internal sources to meet liquidity needs and limited or no access to capital (including the ability to obtain further financing, either through raising new debt financing and/or selling a percentage of our ownership interests in our mortgage insurance businesses, or under a secured term loan or credit facility); the impact on holding company liquidity caused by the inability to receive dividends or other returns of capital from our mortgage insurance businesses as a result of
COVID-19;
the impact of increased leverage as a result of the AXA settlement and related restrictions; continued availability of capital and financing; future adverse rating agency actions, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade, all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; and defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance;

•
operational risks
including: inability to retain, attract and motivate qualified employees or senior management; ineffective or inadequate risk management in identifying, controlling or mitigating risks; the impact on processes caused by shelter-in-place
or other governmental restrictions imposed as a result of
COVID-19;
reliance on, and loss of, key customer or distribution relationships; competition, including in our mortgage insurance businesses from GSEs offering mortgage insurance; the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations; and failure or any compromise of the security of our computer systems, disaster recovery systems and business continuity plans and failures to safeguard, or breaches of, its confidential information;

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

We provide additional information regarding these risks and uncertainties in the Definitive Proxy Statement, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 25, 2017, and our Annual Report on Form
10-K,
filed with the SEC on February 27, 2020. See also “Part II—Item 1A—Risk Factors.” Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Accordingly, for the foregoing reasons, we caution you against relying on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable securities laws.
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
On June 30, 2020, Genworth, Parent and Merger Sub entered into a fifteenth waiver and agreement (“Fifteenth Waiver and Agreement”) pursuant to which Genworth and Parent each agreed to waive its right to terminate the Merger Agreement and abandon the Merger to the earliest date of: (i) September 30, 2020, (ii) failure by the Parent to approve final documents provided by Genworth for the sale of Genworth, its subsidiaries or a portion of its assets or (iii) in the event that after June 30, 2020 any governmental entity imposes or requires, any term, condition, obligation, restriction, requirement, limitation, qualification, remedy or other action that applies to the Merger Agreement, that is materially and adversely different, individually or in the aggregate, from the conditions set forth by the governmental entities with respect to the Merger that were in effect on the date of the Fifteenth Waiver and Agreement.
In addition, as part of the conditions set forth in the Fifteenth Waiver and Agreement, China Oceanwide has agreed to submit to Genworth satisfactory evidence by August 31, 2020 confirming that approximately $1.0 billion is available to China Oceanwide from sources in mainland China to fund the acquisition of Genworth, along with an additional $1.0 billion or more of executed binding commitment letters from Hony Capital and/or other acceptable third parties providing China Oceanwide funding sources outside of China to fund the acquisition. If these conditions are met, the Merger Agreement will remain in place until September 30, 2020. If the conditions are not met, Genworth has the right, in its sole discretion, to terminate the Merger Agreement as of August 31, 2020. Genworth also has the right to resolve the AXA litigation, issue debt or other financing instruments, and pursue other strategic transactions, such as transactions to sell some or all of its interests in its mortgage insurance businesses, as needed to meet its short-term financial obligations, including but not limited to, the AXA promissory note and debt of approximately $1.0 billion maturing in 2021. For additional details on the AXA litigation, the associated settlement agreement and issuance of the secured promissory note to AXA, see notes 12 and 14 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” If China Oceanwide disagrees with any steps that Genworth takes to meet its financial obligations, it has the right to terminate the transaction in its sole discretion.
Under the Fifteenth Waiver and Agreement, if the parties are unable to agree on a closing date following the satisfaction or waiver of the conditions to closing, each party has the right to terminate the Merger Agreement. If the parties are unable to satisfy the closing conditions by September 30, 2020, and are unable to reach an agreement as to a further extension of the deadline, then either party may terminate the Merger Agreement pursuant to its terms.
The China Oceanwide transaction had previously received all U.S. regulatory approvals needed to close the transaction. Genworth has withdrawn and will refile its U.S. Financial Industry Regulatory Authority (“FINRA”) continuing membership application due to the passage of time. The FINRA membership is necessary for Genworth because it indirectly wholly-owns a subsidiary that is a broker-dealer with a runoff variable annuity block. China Oceanwide is working to secure the necessary funding to complete the transaction. After this funding plan is finalized, China Oceanwide will discuss the currency conversion and transfer of funds with China’s State Administration of Foreign Exchange in order to complete the transaction. China Oceanwide will also seek confirmation from the Delaware Department of Insurance that the acquisition of Genworth Life Insurance Company (“GLIC”), Genworth’s indirect wholly-owned Delaware domiciled insurer, may proceed under the existing approval.

Genworth and China Oceanwide remain committed to satisfying the closing conditions under the Merger Agreement as soon as possible and extended the Merger Agreement deadline through the Fifteenth Waiver and Agreement to provide the parties with additional time to close the transaction. Notwithstanding the extension of the Merger Agreement deadline, the unprecedented market disruption due to COVID-19, including its impact on the high yield financing markets and on the performance and outlook of Genworth’ mortgage insurance businesses, as well as other factors such as the recent AXA judgment and related settlement, have resulted in increased uncertainty as whether the China Oceanwide transaction will be able to be consummated at the agreed transaction value of approximately $2.7 billion.

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
Strategic Alternatives
If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. Given the delay in closing the China Oceanwide transaction, we are taking steps to address our near-term liabilities, which include a secured promissory note issued to AXA under the settlement agreement reached on July 20, 2020 and approximately $1.0 billion in debt maturing in 2021. We expect these steps to include a debt financing through our U.S. mortgage insurance business later in 2020 and, should our pending transaction with China Oceanwide not close, preparing for a 19.9% public offering of our U.S. mortgage insurance business, subject to market conditions. Changes to our financial projections, including changes that anticipate planned strategic transactions, may negatively impact our ability to realize certain foreign tax credits or other deferred tax assets and have a resulting material adverse effect on our results of operations.
As a result of the performance of our long-term care and life insurance businesses, as well as the resulting lack of potential dividend capacity from our U.S. life insurance subsidiaries, our financial strength ratings have been downgraded. Absent any alternative commitment of external capital, or other proactive actions to meet our closest debt maturities and other obligations, we believe there would be: increased pressure on and potential further downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share in the U.S. mortgage insurance industry, and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt. These challenges may be exacerbated by
COVID-19.
Ongoing Priorities
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
COVID-19
Summary
COVID-19
has brought unprecedented changes to the global economy. Although we are unsure of the ultimate impact
COVID-19
will have on our businesses, we are actively responding to and planning for further disruption. Below is a summary of certain of the trends, impacts and uncertainties relating to
COVID-19,
which have impacted our quarterly results under review in this report and are expected to continue to impact our results of operations and financial condition. Our discussion and analysis of our quarterly results should be read in conjunction with the following disclosures regarding
COVID-19
and the more detailed disclosures contained elsewhere herein.

Economic Backdrop

•
COVID-19
has disrupted the global economy and financial markets, business operations, and consumer behavior and confidence. While all states have been impacted, certain geographies have been disproportionately impacted by
COVID-19
either through the spread of the virus or the severity of the mitigation steps taken to control its spread. Unemployment claims have increased to historic levels with approximately 50 million Americans filing for unemployment claims since the start of the pandemic. However, during the second quarter of 2020, the U.S. economy has added a significant number of jobs reversing some of the initial jobless claims. Consumer confidence continues to be suppressed but has rebounded from where it was since the start of the pandemic.

•
The U.S. economy contracted in both the first and second quarters of 2020 as a result of
COVID-19.
During the second quarter of 2020, the global economy experienced high unemployment, historically low retail sales and a dramatic decrease in industrial production, all signs of a deep global recession and prolonged recovery.

•
Stay at home orders and partial economic shutdowns depressed earnings and corporate balance sheets during the second quarter of 2020 and could potentially strain business operations for the remainder of 2020.

•
During the second quarter of 2020, credit spreads tightened, reversing most of the widening experienced in the first quarter of 2020. This favorably impacted our corporate bond portfolio and resulted in higher unrealized gains recognized in other comprehensive income. Although we experienced a significant reversal in the second quarter of 2020 of the credit spread widening experienced in the first quarter of 2020, the volatility of corporate earnings and the impact on balance sheets due to
COVID-19
could result in future losses, some of which could result in investment credit losses that would be reflected in earnings.

•
The U.S. Federal Reserve plans to continue to support credit markets through its quantitative easing programs, including a corporate credit facility to purchase investment grade and certain high yield corporate securities beginning in May 2020 and secondary market purchases of corporate bonds starting in June 2020.

U.S. Mortgage Insurance

•
As a result of COVID-19, the second quarter of 2020 financial results of our U.S. mortgage insurance business was negatively impacted primarily through increased borrower uptake of forbearance options, many of which resulted in a new delinquency, increased overall new delinquencies, emerging performance deterioration of existing delinquencies, higher losses and loss reserves and incremental PMIERs capital requirements as compared to the first quarter of 2020. Servicer reported forbearance ended the second quarter of 2020 with approximately 7.7% or 68,800 of our active policies reported in a forbearance plan, of which approximately 62% were reported as delinquent. Forbearance to date has been a leading indicator of future new delinquencies; however, it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent.

•	Servicers continued the practice of remitting premiums during the early stages of delinquency. As a result, we did not experience an impact to earned premiums during the second quarter of 2020.

•
Prior localized natural disasters, such as hurricanes, have helped inform our view of the severity and potential duration of the economic shock caused by the efforts to contain the spread of
COVID-19.
Similar to our hurricane experience, borrowers who have experienced a financial hardship have taken advantage of available forbearance programs and payment deferral options. As a result, we have seen elevated new delinquencies, but as in past natural disasters, those delinquencies may cure at a higher rate than traditional delinquencies should economic activity quickly return to pre-COVID-19
levels. Severity of loss on loans that do go to claim, however, may be negatively impacted by the extended forbearance timeline, the associated elevated expenses such as accumulated interest, the higher loan amount of the recent new delinquencies and home price depreciation, if any.

•
New flow delinquencies increased materially in the second quarter of 2020 to 48,249 driven primarily by a significant increase in borrower forbearance as a result of
COVID-19.
Approximately 87% of our flow new delinquencies in the second quarter of 2020 were subject to a forbearance plan.

•
Our U.S. mortgage insurance business second quarter of 2020 PMIERs required assets benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided an estimated $1,057 million of benefit to our second quarter of 2020 PMIERs required assets. As a result of the uncertainty regarding the impact of COVID-19 on our U.S. mortgage insurance business, we intend to preserve PMIERs available assets and do not expect to receive dividends from our U.S. mortgage insurance business for the remainder of 2020. The amount and timing of future dividends will depend on the economic recovery from COVID-19, among other factors.

Australia Mortgage Insurance

•
Many of our lender customers created programs that allow affected homeowners the option to defer their mortgage repayments, without penalty, for a period of up to six months. Under regulatory guidance, homeowners participating in these programs, unless previously delinquent, are reported as current during the deferral period. As of June 30, 2020, our Australia mortgage insurance business had been notified that over 48,000 policies were participating in the deferral programs, which represents approximately 4% of our insured loans in-force
as of June 30, 2020.

•
The
six-month
deferral period will expire in September 2020; therefore, the Australian government and lender customers extended the deferment programs to affected borrowers for up to an additional four months (January 2021). Homeowners that participate in such lender hardship programs, unless previously delinquent, will be reported as current during this time.

•
The Australian government continues to support its local economy through various programs focused on supporting employment, liquidity and homebuying, among other initiatives. The Australian government recently announced a new homebuilder program that provides eligible homeowners with grants to build a new home or renovate an existing home. The long-term outlook for the Australian housing market is largely dependent on the length of
COVID-19
and the speed of the economic recovery, along with how effective the various economic stimulus packages implemented by the Australian Government are in response to the pandemic.

•
Our Australia mortgage insurance business strengthened its loss reserves by $18 million in the second quarter of 2020 reflecting the economic impacts caused by
COVID-19,
including a provision for incurred but not reported losses on loans in payment deferral programs. As the majority of loans enrolled in payment deferral programs are not reported as delinquent, this estimate is largely based on the assumption that some of these loans will become delinquent regardless of being placed in the deferral program. Due to
COVID-19,
our mortgage insurance business in Australia anticipates claims and reported delinquencies to increase toward the end of 2020 and possibly into 2021, which could further impact losses.

•
As a result of potential impacts on capital levels, we do not expect to receive further dividends or other returns of capital from our mortgage insurance business in Australia for the remainder of 2020. The amount and timing of future dividends will depend on the economic recovery from
COVID-19,
among other factors.

U.S. Life Insurance

•
We have experienced some degree of higher mortality across all of our U.S. life insurance products as a result of
COVID-19.
For our long-term care insurance products, higher mortality has resulted in a favorable impact on claim and active policy reserves. Although it is not our practice to track cause of death for policyholders and claimants, we believe the results of our long-term care insurance business were likely impacted by
COVID-19
in the second quarter of 2020. In our life insurance products,

overall mortality experience was also higher for the three months ended June 30, 2020 compared to three months ended June 30, 2019, attributable in part to COVID-19.

•
We have experienced lower new claims incidence in our long-term care insurance business; however, we do not expect this to be permanent but rather a temporary reduction while shelter-in-place
and social distancing protocols are in effect. We have temporarily discontinued
in-person
assessments to assess eligibility for benefits and are utilizing virtual assessments in the interim, with an in-person
assessment to follow once social distancing protocols are relaxed. Our long-term care insurance benefit utilization will be monitored for impact; although it is too early to tell the magnitude and/or direction of that impact.

•
Our U.S. life insurance companies are dependent on the approval of actuarially justified in-force
rate actions in our long-term care insurance business, including those rate actions which were previously filed and are currently pending review and approval. We have experienced some delays and could experience additional delays in receiving approvals of these in-force
rate actions during
COVID-19,
although we do not expect a significant impact on our financial results during 2020 as a result of these delays.

•
Our U.S life insurance companies have complied with guidance issued by certain insurance regulators, such as mandates that policies cannot be lapsed or cancelled if premiums are not paid or requirements to provide extensions of grace periods during
COVID-19.
We have not experienced a significant impact on our premiums in our U.S. life insurance businesses while there have been premium deferrals/grace period mandates in place in certain states. Although most of these mandates have been lifted, we continue to monitor developments related to
COVID-19
such as state directives that are issued during this time and we will comply with any new guidance issued by our state insurance regulators.

Runoff

•
The low interest rate environment and volatile equity markets have adversely impacted earnings in our variable annuity products. Adjusted operating income for the six months ended June 30, 2020 is down 62% in the current year compared to the prior year almost entirely due to the decline in equity markets and the low interest rate environment. However, in the second quarter of 2020, a partial equity market recovery favorably impacted our variable annuity products.

•
While certain states currently have mandates in place that policies cannot be lapsed, we have not experienced a significant impact on our Runoff segment. There is no requirement to pay premiums in the majority of our variable annuity contracts and benefits would adjust contractually based on actual premiums paid in these products.

Investment Portfolio

•
We are actively monitoring our investment portfolio, including asset valuations impacted by the spread of
COVID-19
and the resulting economic disruption. Our investment portfolio is primarily comprised of investment grade fixed maturity securities, with approximately 56% rated “A” and above. The carrying value of our investment portfolio as of June 30, 2020 and December 31, 2019 was $75.3 billion and $71.2 billion, respectively, of which 84% and 85%, respectively, was invested in fixed maturity securities.

•
During the second quarter of 2020, credit migration was more favorable than we had anticipated driven in part by government stimulus. Credit spread widening experienced in the first quarter of 2020 reversed in the second quarter of 2020 and we recognized approximately $3.9 billion of unrealized investment gains. The net unrealized investment gains related to our fixed maturity securities are recorded as a part of accumulated other comprehensive income (loss) and have no impact on earnings.

•	We routinely monitor our investment portfolio for possible ratings downgrades and other signs of distress that could be indicators of impairment. Our monitoring includes identifying assets susceptible to the efforts to contain the spread of
COVID-19,
including close inspection of investments in industries directly impacted, such as travel, energy, leisure, lodging and auto. Our monitoring also includes inspection of other credit risk attributes, such as high leverage, supply chain interruptions and service disruptions/stoppages. We recognized a $7 million credit loss on our available-for-sale
investment securities during the second quarter of 2020 due in part to the adverse effects of
COVID-19.

•
Our investment portfolio is less exposed to equity market volatility; however, we have seen a decline in the fair value of our equity securities and limited partnership investments which was recognized as a loss of $13 million for the six months ended June 30, 2020. The majority of the losses recorded in the first quarter of 2020 were recovered during the second quarter of 2020 as equity markets rebounded.

Operational Readiness and Business Continuity

•
We continue to take preventive measures to mitigate the risk of operational disruption, which includes identifying potential impacts on our consumers, employees and vendors. Our business continuity plans allow us to continue operation of critical functions, such as entering client orders, completing customer transactions, paying claims and providing clients access to their accounts and policy values. Our business continuity plans also consider workforce continuity and we recently extended our work from home requirement for all employees through January 2021. We will continue to monitor workforce continuity and the safety of our employees as we start the process of returning to an office environment in early 2021.

•
Remote access capabilities have existed at Genworth for many years and are well developed. We have implemented an extensive suite of information technology security controls that are in place when personnel work from within Genworth facilities, and these controls are fully replicated and enforced when personnel work from alternate locations, including their homes. No new security controls had to be implemented as a result of
COVID-19
precautions.

•
We continue to monitor and perform analysis of our internal control environment and believe the remote work environment as a result of
COVID-19
has not materially affected our ability to maintain effective controls and procedures.

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

•
The AXA settlement agreement, which included issuing a secured promissory note to AXA, and Genworth Holdings’ debt maturing in 2021, exceed our current holding company liquidity. Furthermore, absent our plans, we would not expect to have a projected ability to meet our financial obligations with existing cash on hand and through normal course expected cash inflows for one year following the issuance of our unaudited condensed consolidated financial statements. Accordingly, we are taking steps to raise capital through a debt financing, and should our pending transaction with China Oceanwide not close, preparing for a 19.9% public offering of our U.S. mortgage insurance business. We expect to engage in a debt financing through our U.S. mortgage insurance business later in 2020 which, along with existing cash and cash equivalents, would provide Genworth Holdings sufficient liquidity to meet its obligations and maintain business operations for one year from the issue date of the unaudited condensed consolidated financial statements. See note 1 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional details.

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

Given the options available, we believe our operating subsidiaries will be able to meet the near-term liquidity demands given the current market impacts from
COVID-19.
For additional details on our overall liquidity and future dividend sources, see “—Liquidity and Capital Resources.”

•
Genworth Financial Mortgage Insurance Pty Limited (“GFMIPL”), our indirect majority-owned subsidiary and issuer of subordinated floating rate notes in our Australian mortgage insurance business, successfully completed an exchange offer on July 3, 2020. The exchange offer resulted in an extension of the maturity date of the majority of the subordinated notes thereby reducing near-term contractual obligations.

We employ a process to both monitor and assess the impacts of unexpected events on our businesses. While the impact of
COVID-19
is very difficult to predict, the ultimate impact on our business will depend on the length of the pandemic and speed of the economic recovery. We will continue to monitor developments and the potential financial impacts on our business. For additional details on the impact
COVID-19
is having on our current results of operations and potential future impacts see “—Business Trends and Conditions” by segment. See also “Item 1A. Risk
Factors—COVID-19
could materially adversely affect our financial condition and results of operations.”
Executive Summary of Financial Results
Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated.
After-tax
amounts assume a tax rate of 21%.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

•
We had a net loss available to Genworth Financial, Inc.’s common stockholders of $441 million for the three months ended June 30, 2020 compared to net income available to Genworth Financial, Inc.’s common stockholders of $168 million for the three months ended June 30, 2019. We had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $21 million for the three months ended June 30, 2020 compared to adjusted operating income of $178 million for the three months ended June 30, 2019.

•
Our U.S. Mortgage Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $3 million for the three months ended June 30, 2020 compared to adjusted operating income of $147 million for the three months ended June 30, 2019. The decrease to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in the current year from adjusted operating income in the prior year was primarily attributable to higher losses largely from new delinquencies driven in large part by a significant increase in borrower forbearance and unfavorable reserve adjustments as a result of
COVID-19.
These decreases were partially offset by higher premiums in the current year.

•
Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $1 million and $13 million for the three months ended June 30, 2020 and 2019, respectively. The decrease was primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations and from higher losses mostly associated with the economic impacts caused by
COVID-19,
partially offset by favorable aging of existing delinquencies in the current year.

•
Our U.S. Life Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $5 million for the three months ended June 30, 2020 compared to adjusting operating income of $66 million for the three months ended June 30, 2019.

•	Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $48 million and $37 million for the three months ended

June 30, 2020 and 2019, respectively. The increase was primarily due to an increase in claim and policy terminations driven mostly by higher mortality in the current year and from favorable development on prior year incurred but not reported claims. The increase was also attributable to higher premiums in the current year from in-force
rate actions approved and implemented. These increases were partially offset by higher frequency and severity of new claims in the current year.

•
Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $81 million in the current year compared to adjusting operating income of $10 million in the prior year. The decrease from income in the prior year to a loss in the current year was mainly attributable to higher lapses primarily associated with our large
20-year
term life insurance block entering its post-level premium period, higher reserves in our
10-year
term universal life insurance block entering its post-level premium period during the premium grace period and higher mortality in our universal life insurance products in the current year. The prior year also included a reinsurance correction and refinement resulting in a net favorable impact of $17 million.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $9 million predominantly from favorable reserve changes and DAC amortization in fixed annuities products driven by favorable equity market changes in the current year and higher mortality in our single premium immediate annuity products. These increases were partially offset by lower net spreads and higher lapses in the current year. The prior year also included $4 million of unfavorable charges in connection with loss recognition testing in our single premium immediate annuity products that did not recur.

•
Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $24 million and $9 million for the three months ended June 30, 2020 and 2019, respectively. The increase was predominantly from favorable equity market performance in the current year.

•
Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $38 million and $57 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in the loss was primarily related to lower operating expenses and lower interest expense in the current year.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

•
We had a net loss available to Genworth Financial, Inc.’s common stockholders of $507 million for the six months ended June 30, 2020 compared to net income available to Genworth Financial, Inc.’s common stockholders of $342 million for the six months ended June 30, 2019. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders were $12 million and $273 million for the six months ended June 30, 2020 and 2019, respectively.

•
Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $145 million and $271 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily attributable to higher losses largely from new delinquencies driven in large part by a significant increase in borrower forbearance and unfavorable reserve adjustments as a result of
COVID-19.
These decreases were partially offset by higher premiums in the current year.

•
Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $10 million and $27 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations, higher losses mostly associated with the economic impacts caused by
COVID-19
and lower net investment income in the current year.

•
Our U.S. Life Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $75 million for the six months ended June 30, 2020 compared to adjusting operating income of $61 million for the six months ended June 30, 2019.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $32 million primarily from an increase in claim and policy terminations driven mostly by higher mortality in the current year, $63 million of higher premiums and reduced benefits in the current year from in-force
rate actions approved and implemented and from continued favorable development on prior year incurred but not reported claims. These increases were partially offset by higher frequency and severity of new claims in the current year.

•
Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $158 million in the current year compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $8 million in the prior year. The decrease to a loss in the current year from income in the prior year was predominantly attributable to higher reserves in our
10-year
term universal life insurance block entering its post-level premium period during the premium grace period, higher mortality in our universal and term life insurance products in the current year compared to the prior year and higher lapses primarily associated with our large
20-year
term life insurance block entering its post-level premium period. The prior year also included a reinsurance correction and refinement resulting in a net favorable impact of $17 million.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business decreased $2 million predominantly from a decrease in net spreads due to the runoff of the block, partially offset by $17 million of unfavorable charges in connection with loss recognition testing in our single premium immediate annuity products in the prior year that did not recur.

•
Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $11 million and $29 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was predominantly from the decline in equity markets and interest rates in the current year.

•
Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $79 million and $115 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in the loss was primarily related to lower interest expense and lower operating expenses in the current year.

Other Significant Developments
The periods under review include, among others, the following significant developments.
U.S. Mortgage Insurance

•
Incurred losses.
Incurred losses was $228 million in the second quarter of 2020, of which $170 million was attributable to higher new delinquencies driven mostly by borrower forbearance as a result of
COVID-19.
The increase was also attributable to $28 million for incurred but not reported delinquencies that are expected to be reported in the future and existing reserves were strengthened by $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity.

•
PMIERs compliance.
On June 29, 2020, the GSEs issued both temporary and permanent amendments to PMIERs, which became effective on June 30, 2020. With respect to loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan. As of June 30, 2020, our U.S. mortgage insurance business had estimated available assets of 143% of the required assets under PMIERs compared to 142% as of March 31, 2020. The estimated sufficiency as of June 30, 2020 was $1,275 million of available assets above the PMIERs requirements compared to $1,171 million as of March 31, 2020. The improvement in PMIERs sufficiency as compared to March 31, 2020 was driven in part by business cash flows increasing PMIERs available assets, elevated lapse of existing business driven by low prevailing interest rates and an increase in reinsurance credit. In addition, our second quarter of 2020 PMIERs required assets benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. These factors were partially offset by incremental new delinquencies driving higher PMIERs required assets and capital consumed by new insurance written in the second quarter of 2020. See “Item 2—U.S. Mortgage Insurance segment—trends and conditions” for additional details.

•
New insurance written.
Our U.S. mortgage insurance business continued to grow its insurance in-force
through higher new insurance written, which increased 80% in the second quarter of 2020 compared to the second quarter of 2019. The increase was primarily due to higher mortgage refinancing originations, a larger private mortgage insurance market as overall housing fundamentals remain strong and our higher estimated market share.

Australia Mortgage Insurance

•
Regulatory capital.
As of June 30, 2020, our Australia mortgage insurance business estimated its Prescribed Capital Amount (“PCA”) ratio was approximately 177%, representing a slight decrease from 178% as of March 31, 2020.

•
Key Customers.
In May 2020, following a
request-for-proposal
process, our second largest customer in our Australia mortgage insurance business advised us they will not renew their contract with us. The current contract with this customer will expire in November 2020. As of June 30, 2020, this customer represented 10% of our gross written premiums in the first half of 2020. The termination of the contract with this customer is expected to modestly impact the financial results of our Australia mortgage insurance business following the expiration of the existing contract.

U.S. Life Insurance

•
In-force
rate actions in our long-term care insurance business.
As part of our strategy for our
long-term
care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force
rate action filings, we received 46 filing approvals from 19 states during the six months ended June 30, 2020, representing a weighted-average
increase of 30% on approximately $257 million in annualized
in-force
premiums, or approximately $77 million of incremental annual premiums. We also submitted 37 new filings in 10 states during the six months ended June 30, 2020 on approximately $191 million in annualized in-force
premiums.

Liquidity, Capital Resources and Intercompany Obligations

•
Redemption of Genworth Holdings’ June 2020 senior notes.
On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020 for a pre-tax
loss of $9 million. The senior notes were fully redeemed with a cash payment of $409 million, comprised of the outstanding principal balance of $397 million, accrued interest of $3 million and a make-whole premium of $9 million.

•	Repurchase of Genworth Holdings’ 2021 senior notes. During the second quarter of 2020, Genworth Holdings repurchased $52 million principal amount of its senior notes with 2021 maturity dates for a pre-tax gain of $3 million. In March 2020, Genworth Holdings also repurchased $14 million principal amount of its senior notes with 2021 maturity dates for a pre-tax gain of $1 million.

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
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs.

•	Intercompany note maturity. In March 2020, Genworth Holdings repaid a $200 million intercompany note due to GLIC with a maturity date of March 31, 2020.

•
Liquidity and contractual obligations.
For additional details related to Genworth Holdings’ liquidity in relation to its contractual obligations, see note 1 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” and “Item 2—Liquidity and Capital Resources.”

Financial Strength Ratings
On May 15, 2020, Moody’s Investors Service, Inc. (“Moody’s”) affirmed the “Baa3” (Adequate) financial strength rating of Genworth Mortgage Insurance Corporation (“GMICO”), our principal U.S. mortgage insurance subsidiary, but changed their outlook from positive to stable. On May 15, 2020, Standard & Poor’s Financial Services, LLC (“S&P”) affirmed the “BB+” (Marginal) financial strength rating of GMICO but modified its outlook from Creditwatch developing to Creditwatch negative.
On May 12, 2020, Fitch Ratings, Inc. (“Fitch”) downgraded the financial strength rating of Genworth Financial Mortgage Insurance Pty Limited (“Genworth Australia”), our principal Australian mortgage insurance subsidiary, to “A” (Strong) from “A+” (Strong) and maintained a negative outlook. The downgrade reflects the pandemic-driven economic impact on Genworth Australia’s financial performance and earnings, which Fitch expects to fall outside its “A” financial strength rating guidelines. In addition, S&P affirmed its “A” (Strong) rating of Genworth Australia but revised their outlook to negative from stable on May 15, 2020.
On April 18, 2020, we notified S&P and Moody’s of our decision to discontinue the solicitation of their financial strength ratings of our principal life insurance subsidiaries. On April 24, 2020, Moody’s downgraded all of our principal life insurance subsidiaries, which reflected Moody’s view that our life insurance subsidiaries are likely to suffer near term declines in profitability and capital generation due to
COVID-19
and the related economic shock. While we do not provide
non-public
information to rating agencies issuing unsolicited ratings, we cannot ensure that rating agencies will discontinue their ratings of our company or our insurance subsidiaries on an unsolicited basis going forward.
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
COVID-19
(such as government stimulus), government spending, monetary policies (such as further quantitative easing), the volatility and strength of the capital markets, changes in tax policy and/or in U.S. tax legislation, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates, consumer confidence and consumer behavior moving forward.
The U.S. and international governments, the U.S. Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in response to
COVID-19
to support the global economy and capital markets. These policies and actions have been supportive to the worldwide economy, however, in spite of these supportive policies the U.S. economy contracted in both the first and second quarters of 2020 and the world economy is in a current state of recession. We have experienced the effects of the global recession, which has adversely impacted our businesses, particularly our mortgage insurance businesses during the second quarter of 2020. We could be further adversely affected if the U.S. or global recession is prolonged or the economic recovery is slow or delayed.
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$1,019	$1,001	$18	2%
Net investment income	786	816	(30)	(4)%
Net investment gains (losses)	159	(46)	205	NM (1)
Policy fees and other income	174	223	(49)	(22)%

Total revenues	2,138	1,994	144	7%

Benefits and expenses:
Benefits and other changes in policy reserves	1,486	1,251	235	19%
Interest credited	139	146	(7)	(5)%
Acquisition and operating expenses, net of deferrals	223	229	(6)	(3)%
Amortization of deferred acquisition costs and intangibles	93	84	9	11%
Goodwill impairment	5	—	5	NM (1)
Interest expense	44	60	(16)	(27)%

Total benefits and expenses	1,990	1,770	220	12%

Income from continuing operations before income taxes	148	224	(76)	(34)%
Provision for income taxes	46	66	(20)	(30)%

Income from continuing operations	102	158	(56)	(35)%
Income (loss) from discontinued operations, net of taxes	(520)	60	(580)	NM (1)

Net income (loss)	(418)	218	(636)	NM (1)
Less: net income from continuing operations attributable to noncontrolling interests	23	15	8	53%
Less: net income from discontinued operations attributable to noncontrolling interests	—	35	(35)	(100)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(441)	$168	$(609)	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$79	$143	$(64)	(45)%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(520)	25	(545)	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(441)	$168	$(609)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Premiums.
Premiums are primarily earned on insurance products for mortgage, long-term care, life insurance, single premium immediate annuities and structured settlements with life contingencies.

•
Our U.S. Mortgage Insurance segment increased $37 million mainly attributable to higher insurance in-force
and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by lower average premium rates and higher ceded premiums from reinsurance transactions executed in the current year.

•
Our U.S. Life Insurance segment decreased $1 million. Our long-term care insurance business increased $9 million largely from $31 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year. Our life insurance business decreased $10 million mainly attributable to the continued runoff of our term life insurance products in the current year.

•
Our Australia Mortgage Insurance segment decreased $18 million predominantly from portfolio seasoning and lower policy cancellations in the current year. The three months ended June 30, 2020 included a decrease of $7 million attributable to changes in foreign exchange rates.

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
Policy fees and other income.
Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees. The decrease was principally related to our U.S. Life Insurance segment primarily driven by our life insurance business from a $21 million favorable correction related to ceded premiums on universal life insurance policies in the prior year that did not recur. The decrease was also attributable to a decline in our universal and term universal life insurance in-force
and higher ceded reinsurance costs in the current year.
Benefits and other changes in policy reserves.
Benefits and other changes in policy reserves consist primarily of claim costs incurred related to mortgage insurance products and benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for long-term care, life insurance, structured settlements and single premium immediate annuities with life contingencies.

•
Our U.S. Mortgage Insurance segment increased $228 million largely from $170 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of
COVID-19.
The current year also included additional reserves of $28 million for incurred but not reported delinquencies that are expected to be reported in the future. In addition, existing reserves were strengthened by $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The current year also reflected lower net benefits from cures and aging of existing delinquencies. The prior year included a $10 million favorable reserve adjustment mostly associated with lower expected claim rates.

•
Our Australia Mortgage Insurance segment increased $13 million primarily from loss reserve strengthening of $18 million reflecting the economic impacts caused by
COVID-19,
including a provision for incurred but not reported losses on loans in payment deferral programs, partially offset by favorable aging of existing delinquencies in the current year. The three months ended June 30, 2020 included a decrease of $4 million attributable to changes in foreign exchange rates.

•
Our U.S. Life Insurance segment increased $2 million. Our long-term care insurance business decreased $20 million primarily due to an increase in claim and policy terminations driven mostly by higher mortality in the current year and from favorable development on prior year incurred but not reported claims. Given the lower new claim counts submitted during
COVID-19,
incurred but not reported reserves were strengthened by $37 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims. These decreases were partially offset by aging of the in-force
block (including higher frequency of new claims), higher incremental reserves of $43 million recorded in connection with an accrual for profits followed by losses and higher severity of new claims in the current year. The decrease was also partially offset by $15 million of a less favorable impact from reduced benefits in the current year related to in-force
rate actions approved and implemented. Our life insurance business increased $45 million primarily attributable to higher reserves in our
10-year
term universal life insurance block entering its post-level premium period during the premium grace period and from higher mortality in our universal life insurance products in the current year compared to the prior year attributable in part to
COVID-19.
Our fixed annuities business decreased $23 million principally from favorable reserve changes in fixed indexed annuities driven by favorable equity market changes in the current year and higher mortality in our single premium immediate annuity products. The prior year also included $5 million of higher reserves associated with loss recognition testing in our single premium immediate annuity products that did not recur.

•
Our Runoff segment decreased $9 million primarily attributable to lower guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to favorable equity market performance in the current year.

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

•
Corporate and Other activities decreased $13 million mainly driven by lower employee-related and operating expenses, as well as a $3 million gain related to a repurchase of Genworth Holdings’ senior notes originally scheduled to mature in 2021.

•	Our U.S. Mortgage Insurance segment increased $3 million primarily attributable to higher operating costs driven mostly by increased sales in the current year.
Amortization of deferred acquisition costs and intangibles.
Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•
Our U.S. Life Insurance segment increased $16 million. Our long-term care insurance business decreased $5 million primarily related to higher persistency on policies that are not on active claim. Our life insurance business increased $25 million principally from higher lapses primarily associated with our large
20-year
term life insurance block entering its post-level premium period, higher amortization primarily reflecting our updated assumptions from our annual review completed in the fourth quarter of 2019 and higher reinsurance rates. Our fixed annuities business decreased $4 million largely related to favorable equity market changes, partially offset by higher lapses in the current year.

•	Our Runoff segment decreased $5 million mainly related to lower DAC amortization in our variable annuity products principally due to favorable equity market performance in the current year.
Goodwill impairment.
Charges for impairment of goodwill are the result of declines in the fair value of the reporting units.
Our Australia Mortgage Insurance segment recorded a goodwill impairment charge of $5 million in the current year, which represented the remaining amount of goodwill related to our mortgage insurance business in Australia.

Interest expense.
Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits. Corporate and Other activities decreased $12 million largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020.
Provision for income taxes.
The effective tax rate increased to 31.1% for the three months ended June 30, 2020 from 29.5% for the three months ended June 30, 2019. The increase in the effective tax rate was primarily attributable to tax expense on forward starting swaps settled prior to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which are tax effected at 35% as they are amortized into net investment income, in relation to lower pre-tax
income in the current year. The increase was also attributable to a higher tax expense related to foreign operations and non-deductible
goodwill recorded in the current year.
Net income attributable to noncontrolling interests
. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase was predominantly related to higher net investment gains in the current year.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$2,034	$1,989	$45	2%
Net investment income	1,579	1,610	(31)	(2)%
Net investment gains (losses)	7	29	(22)	(76)%
Policy fees and other income	355	410	(55)	(13)%

Total revenues	3,975	4,038	(63)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,847	2,533	314	12%
Interest credited	280	293	(13)	(4)%
Acquisition and operating expenses, net of deferrals	472	466	6	1%
Amortization of deferred acquisition costs and intangibles	209	165	44	27%
Goodwill impairment	5	—	5	NM (1)
Interest expense	96	120	(24)	(20)%

Total benefits and expenses	3,909	3,577	332	9%

Income from continuing operations before income taxes	66	461	(395)	(86)%
Provision for income taxes	36	135	(99)	(73)%

Income from continuing operations	30	326	(296)	(91)%
Income (loss) from discontinued operations, net of taxes	(520)	122	(642)	NM (1)

Net income (loss)	(490)	448	(938)	NM (1)
Less: net income from continuing operations attributable to noncontrolling interests	17	35	(18)	(51)%
Less: net income from discontinued operations attributable to noncontrolling interests	—	71	(71)	(100)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(507)	$342	$(849)	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$13	$291	$(278)	(96)%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(520)	51	(571)	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(507)	$342	$(849)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Premiums

•
Our U.S. Mortgage Insurance segment increased $69 million mainly attributable to higher insurance in-force
and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by lower average premium rates in the current year.

•
Our U.S. Life Insurance segment increased $8 million. Our long-term care insurance business increased $23 million largely from $65 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year. Our life insurance business decreased $15 million mainly attributable to the continued runoff of our term life insurance products in the current year.

•
Our Australia Mortgage Insurance segment decreased $32 million predominantly from portfolio seasoning and lower policy cancellations in the current year. The six months ended June 30, 2020 included a decrease of $11 million attributable to changes in foreign exchange rates.

Net investment income.
For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”
Net investment gains (losses).
For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income.
The decrease was principally related to our U.S. Life Insurance segment primarily driven by our life insurance business from a $21 million favorable correction related to ceded premiums on universal life insurance policies in the prior year that did not recur. The decrease was also attributable to a decline in our universal and term universal life insurance in-force
and higher ceded reinsurance costs in the current year.
Benefits and other changes in policy reserves

•
Our U.S. Mortgage Insurance segment increased $231 million largely from $170 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of
COVID-19.
The current year also included additional reserves of $28 million for incurred but not reported delinquencies that are expected to be reported in the future. In addition, existing reserves were strengthened by $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The current year also reflected lower net benefits from cures and aging of existing delinquencies. The prior year included a $10 million favorable reserve adjustment mostly associated with lower expected claim rates.

•
Our U.S. Life Insurance segment increased $63 million. Our long-term care insurance business decreased $19 million primarily due to an increase in claim and policy terminations driven mostly by higher mortality, a higher favorable impact of $19 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, a favorable impact from benefit utilization rate updates in the current year compared to an unfavorable impact in the prior year and favorable development on prior year incurred but not reported claims. Given the lower new claim counts submitted during
COVID-19,
incurred but not reported reserves were strengthened by $37 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims. These decreases were partially offset by aging of the in-force
block (including higher frequency of new claims), higher incremental reserves of $82 million recorded in connection with an accrual for profits followed by losses and higher severity of new claims in the current year. Our life insurance business increased $105 million primarily attributable to higher reserves in our
10-year
term universal life insurance block entering its post-level premium period during the premium grace period and from higher mortality in our universal and term life insurance products in the current year compared to the prior year attributable in part to
COVID-19.
Our fixed annuities business decreased $23 million principally from $22 million of unfavorable charges in connection with loss recognition testing in our single premium immediate annuity products in the prior year that did not recur.

•	Our Runoff segment increased $10 million primarily attributable to higher GMDB reserves in our variable annuity products due to unfavorable equity market performance in the current year.

•
Our Australia Mortgage Insurance segment increased $9 million primarily from loss reserve strengthening of $18 million in the second quarter of 2020 reflecting the economic impacts caused by
COVID-19,
including a provision for incurred but not reported losses on loans in payment deferral programs, partially offset by favorable aging of existing delinquencies in the current year. The six months ended June 30, 2020 included a decrease of $5 million attributable to changes in foreign exchange rates.

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

•
Corporate and Other activities decreased $8 million mainly driven by lower operating expenses and a $3 million gain related to a repurchase  of Genworth Holdings’ senior notes originally scheduled to mature in 2021, partially offset by a make-whole premium of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and higher employee-related expenses in the current year.

Amortization of deferred acquisition costs and intangibles

•
Our U.S. Life Insurance segment increased $37 million. Our long-term care insurance business decreased $6 million primarily related to higher persistency on policies that are not on active claim. Our life insurance business increased $42 million principally from higher lapses primarily associated with our large
20-year
term life insurance block entering its post-level premium period in the current year and higher reinsurance rates.

•	Our Runoff segment increased $10 million mainly related to higher DAC amortization in our variable annuity products principally from unfavorable equity market performance in the current year.
Goodwill impairment.
Our Australia Mortgage Insurance segment recorded a goodwill impairment charge of $5 million in the current year, which represented the remaining amount of goodwill related to our mortgage insurance business in Australia.
Interest expense.
Corporate and Other activities decreased $19 million largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020.
Provision for income taxes.
The effective tax rate increased to 54.5% for the six months ended June 30, 2020 from 29.3% for the six months ended June 30, 2019. The increase in the effective tax rate was primarily attributable to tax expense on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income, in relation to lower pre-tax
income in the current year. The increase was also attributable to a higher tax expense related to foreign operations, non-deductible
goodwill and higher stock-based compensation in the current year.
Net income attributable to noncontrolling interests
. The decrease was predominantly related to lower premiums, higher losses and lower net investment income in the current year.

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
The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(441)	$168	$(507)	$342
Add: net income from continuing operations attributable to noncontrolling interests	23	15	17	35
Add: net income from discontinued operations attributable to noncontrolling interests	—	35	—	71

Net income (loss)	(418)	218	(490)	448
Less: income (loss) from discontinued operations, net of taxes	(520)	60	(520)	122

Income from continuing operations	102	158	30	326
Less: net income from continuing operations attributable to noncontrolling interests	23	15	17	35

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	79	143	13	291
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(131)	43	(16)	(28)
Goodwill impairment, net (2)	3	—	3	—
(Gains) losses on early extinguishment of debt, net	(3)	—	9	—
Expenses related to restructuring	1	—	2	4
Taxes on adjustments	30	(8)	1	6

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(21)	$178	$12	$273

(1)
For the three months ended June 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(4) million and $(3) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $32 million and $—, respectively. For the six months ended June 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(15) million and $(5) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $6 million in both periods.

(2)	For the three and six months ended June 30, 2020, goodwill impairment was adjusted for the portion attributable to noncontrolling interests of $2 million.
In the second quarter of 2020, we recorded a goodwill impairment of $3 million, net of the portion attributable to noncontrolling interests, in our Australia mortgage insurance business.
During the second and first quarters of 2020, we repurchased $52 million and $14 million, respectively, principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain of $3 million and $1 million, respectively. In January 2020, we paid a pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings, Inc.’s senior notes originally scheduled to mature in June 2020 and Rivermont I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse
funding obligations originally due in 2050 resulting in

a
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs. These transactions were excluded from adjusted operating income (loss) for the periods presented as they relate to gains (losses) on the early extinguishment of debt.
We recorded a
pre-tax
expense of $1 million and $2 million for the three and six months ended June 30, 2020, respectively, and $4 million for the six months ended June 30, 2019 related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
Earnings (loss) per share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2020	2019	2020	2019
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.16	$0.29	$0.03	$0.58

Diluted	$0.15	$0.28	$0.03	$0.57

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.87)	$0.33	$(1.00)	$0.68

Diluted	$(0.86)	$0.33	$(0.99)	$0.67

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.04)	$0.35	$0.02	$0.54

Diluted	$(0.04)	$0.35	$0.02	$0.54

Weighted-average common shares outstanding:
Basic	505.4	503.4	504.8	502.3

Diluted	512.5	508.7	511.1	508.7

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

COVID-19
has continued to disrupt the global economy, financial markets, business operations and consumer behavior and confidence across the globe. In the U.S., while all states have been impacted by
COVID-19,
certain geographies have been disproportionately impacted either through the spread of the virus or the severity of the mitigation steps taken to control its spread. Economic activity in the U.S. slowed further in the second quarter of 2020 and unemployment remains elevated. Gross domestic product reflected a material decrease in the second quarter of 2020 as over 17 million American workers were unemployed through July 2020. Specific to housing, mortgage origination activity remained resilient in the second quarter of 2020 fueled by refinance activity given prevailing low interest rates. After experiencing a slowdown in sales from the onset of the crisis through May 2020, the purchase market improved in June 2020 with sales of previously owned homes increasing 21% month-over-month and inventories declining from 4.8 months to 4 months. The pandemic has affected our second quarter of 2020 financial results primarily through increased borrower uptake of forbearance options, as discussed below, many of which resulted in a new delinquency, increased overall new delinquencies, emerging performance deterioration of existing delinquencies, higher losses and loss reserves and incremental PMIERs capital requirements as compared to the first quarter of 2020. In addition, we experienced a material decline in persistency in the second quarter of 2020 from low interest rates.
The impact of the developing
COVID-19
pandemic on our future business results is difficult to predict. We have performed extensive scenario planning to help us better understand and tailor our actions to mitigate the potential adverse effects of the pandemic on our financial results. While our current financial results to date fall within the range of our current scenarios, the ultimate outcomes and impact on our U.S. mortgage insurance business will depend on the spread and length of the pandemic. Equally important will be the amount, type and duration of government stimulus and its impact on borrowers, regulatory and government actions to support housing and the economy, spread mitigating actions to curb the current increase in cases, the possible resurgence of the virus in the future and the shape of economic recovery, all of which are unknown at present. It is difficult to predict how long borrowers will need to use forbearance to assist them during the pandemic. Given the potential for current forbearance plans to extend up to a year, the ultimate resolution as a cure or claim for a delinquency in a forbearance plan may not be known for several quarters, if not longer, and is difficult to estimate. We are continuing to monitor
COVID-19
developments, regulatory and government actions, and the potential financial impacts on our business. However, given the specific risks to our U.S. mortgage insurance business, it is possible the pandemic could have a significant adverse impact on our business, including our results of operations and financial condition.
Specific to housing finance, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act requires mortgage servicers to provide up to 180 days of deferred or reduced payments (forbearance) for borrowers with a federally backed mortgage loan who assert they have experienced a financial hardship related to
COVID-19.
Forbearance may be extended for an additional 180 days up to a year in total or shortened at the request of the borrower. Federally backed mortgages include Federal Housing Administration (“FHA”) and U.S. Department of Veterans Affairs (“VA”) backed loans and those purchased by Fannie Mae and Freddie Mac. The CARES Act also prohibits foreclosures on all federally backed mortgage loans, except for vacant and abandoned properties, for a
60-day
period that began on March 18, 2020. Since the introduction of the CARES Act, the GSEs as well as most servicers of non-federally
backed mortgage loans have extended similar relief to their respective portfolios of loans. The Federal Housing Finance Agency (“FHFA”) extended the foreclosure moratorium until August 31, 2020 for mortgages that are purchased by Fannie Mae and Freddie Mac. At the conclusion of the forbearance term, a borrower may either bring their loan current, defer any missed payments until the end of their loan, or the loan can be modified through a repayment plan or extension of the mortgage term. Many servicers have updated and improved their reporting to private mortgage insurers for when a loan is covered by forbearance. Servicer reported forbearance slowed meaningfully during the current quarter and ended the second quarter of 2020 with approximately 7.7% or 68,800 of our active policies on mortgage insurance written on prime-based, individually underwritten residential mortgage loans (“flow insurance”) reported in a forbearance plan, of which approximately 62% were reported as delinquent. Forbearance to date has been a leading indicator of future new delinquencies; however, it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent.

The level of mortgage originations requiring private mortgage insurance (“market penetration”) and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the FHA and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products, such as those offered through Freddie Mac’s Integrated Mortgage Insurance (“IMAGIN”) and Fannie Mae’s Enterprise Paid Mortgage Insurance (“EPMI”) pilot programs, as well as low down payment programs available through the FHA or GSEs. On May 20, 2020, FHFA re-proposed the Enterprise Regulatory Capital Framework (“Enterprise Framework”) for Fannie Mae and Freddie Mac. The comment period expires on August 31, 2020. As proposed, the Enterprise Framework would significantly increase regulatory capital requirements for the GSEs over current requirements. If the Enterprise Framework is finalized in its current form, higher capital requirements could ultimately lead to increased costs to borrowers for GSE loans, which in turn could shift market away from the GSEs to FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. For more information about the potential future impact, see “Item 1A—Risk Factors—Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our financial condition and results of operations or significantly impact our business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2019 Annual Report on Form
10-K.
Estimated mortgage origination volume increased during the second quarter of 2020 compared to the second quarter of 2019 primarily as lower interest rates resulted in higher refinance origination volumes. The estimated private mortgage insurance available market increased driven by higher refinance originations and higher purchase market penetration. Our flow persistency declined to 60% during the second quarter of 2020 compared to 82% during the second quarter of 2019. Given the volume to date, we now expect mortgage originations to remain strong for the second half of 2020 fueled by sustained low interest rates driving refinances and by continued strength in the purchase originations market.
The U.S. private mortgage insurance industry is highly competitive. There are currently six active mortgage insurers, including us. The majority of the new insurance written in our U.S. mortgage insurance business is priced using our proprietary risk-based pricing engine, GenRATE, which provides lenders with a granular approach to pricing for borrowers. All active U.S. mortgage insurers utilize proprietary risk-based pricing engines. Given evolving market dynamics, we expect price competition to remain highly competitive. For more information on the potential impacts due to competition, see “Item 1A—Risk Factors—Competitors could negatively affect our ability to maintain or increase our market share and profitability” in our 2019 Annual Report on Form
10-K.
At the same time, we believe mortgage insurers, including us, consider many variables when pricing their new insurance written including the prevailing and future macroeconomic conditions. As a result, we raised prices during the second quarter of 2020 to align with our updated view of risk in the prevailing market conditions. We believe our pricing remains competitive.
New insurance written of $28.4 billion increased 80% in the second quarter of 2020 compared to the second quarter of 2019 primarily due to higher mortgage refinancing originations, a larger private mortgage insurance market as overall housing fundamentals remain strong and our higher estimated market share. Our U.S. mortgage insurance estimated market share for the second quarter of 2020 was modestly lower compared to the first quarter of 2020. Our market share is influenced by the execution of our go to market strategy, including but not limited to, the market adoption of GenRATE and our selective participation in forward commitment transactions. Our market share remains impacted by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition, the proposed transaction with China Oceanwide and pricing competition. We continue to manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time when circumstances warrant.

Net earned premiums increased in the second quarter of 2020 compared to the second quarter of 2019 primarily from growth in our insurance in-force
and from an increase in single premium policy cancellations driven largely by higher mortgage refinancing, partially offset by lower average premium rates and higher ceded premiums from reinsurance transactions executed in the current year. As a result of
COVID-19,
we experienced a significant increase in the number of reported delinquent loans during the second quarter of 2020. During this time and consistent with prior years, servicers continued the practice of remitting premium during the early stages of default. As a result, we did not experience an impact to earned premiums during the second quarter of 2020. Additionally, we have a business practice of refunding the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded in the second quarter of 2020 for the increased number of delinquent loans was not significant to the change in earned premiums during the quarter. As a result of
COVID-19,
certain state insurance regulators have issued orders or provided guidance to insurers requiring or requesting, as the case may be, the provision of grace periods of varying lengths to insureds in the event of non-payment
of premium. Regulators differ greatly in their approaches but generally focus on the avoidance of cancellation of coverage for non-payment.
We currently comply with all state regulatory requirements and requests. If timely payment is not made, future premiums could decrease and the certificate of insurance could be subject to cancellation after 60 days, or such longer time as required under applicable law. During the second quarter of 2020, servicers continued to remit premium on non-delinquent
loans and therefore we did not experience a significant change to earned premiums.
While
COVID-19
is unique in that it is a sudden, global economic disruption stemming from a health crisis, we have experience with the financial impacts of sudden, unexpected economic events on our U.S. mortgage insurance business. Prior localized natural disasters, such as hurricanes, have helped inform our view of the severity and potential duration of the economic shock caused by the efforts to contain the spread of
COVID-19.
Similar to our hurricane experience, borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job have taken advantage of available forbearance programs and payment deferral options. As a result, we have seen elevated new delinquencies, but as in past natural disasters, those delinquencies may cure at a higher rate than traditional delinquencies should economic activity quickly return to pre-COVID-19
levels. Severity of loss on loans that do go to claim, however, may be negatively impacted by the extended forbearance timeline, the associated elevated expenses such as accumulated interest, the higher loan amount of the recent new delinquencies and home price depreciation, if any. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after,
COVID-19
is an ongoing health crisis and we do not know when it will end, making it more difficult to determine the effectiveness of forbearance and the resulting rate at which delinquencies go to claim (“roll rate”) for new delinquencies in forbearance plans. Given this difference, our prior hurricane experience was relied upon as one consideration, of many, in the establishment of an appropriate roll rate estimate for new delinquencies in forbearance plans that have emerged as a result of
COVID-19.
Our losses for the three months ended June 30, 2020 were $228 million with an associated loss ratio of 94% as compared to zero losses and a loss ratio of zero for the three months ended June 30, 2019. The increase in losses was driven by several factors. New flow delinquencies increased materially in the second quarter of 2020 to 48,249 driven primarily by a significant increase in borrower forbearance as a result of
COVID-19.
Approximately 87% of our flow new delinquencies in the second quarter of 2020 were subject to a forbearance plan. New delinquencies contributed $170 million of loss expense for the three months ended June 30, 2020 calculated by applying a blended estimated roll rate between the estimate for existing pre-COVID-19
early stage delinquencies and our past hurricane related roll rates, which were materially lower given the prior effectiveness of forbearance and government assistance programs. This compares to $28 million of loss expense from 7,539 new flow delinquencies for the three months ended June 30, 2019. Prior to
COVID-19,
traditional measures of credit quality, such as FICO score and whether a loan had a prior delinquency were most predictive of new delinquencies. Because the pandemic has affected a broad portion of the population, attribution analysis of second quarter of 2020 new delinquencies revealed that additional factors such as higher debt to income, geographies more affected by the virus or with a higher concentration of affected industries, loan size, and servicer process differences rose in significance.

In addition to new delinquencies, losses in the second quarter of 2020 included a $28 million loss expense associated with incurred but not reported delinquencies, which are expected to be reported at a future date. We also strengthened reserves on existing delinquencies by an additional $28 million during the second quarter of 2020 driven primarily by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. This reserve strengthening compares to a favorable reserve adjustment of $10 million in the second quarter of 2019 mostly associated with lower expected claim rates. Lastly, the second quarter of 2020 loss expense reflects lower net benefits from cures and aging of existing delinquencies compared to the prior year.
As of June 30, 2020, GMICO’s
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 12.2:1, compared with a risk-to-capital
ratio of approximately 12.4:1 as of March 31, 2020 and 12.5:1 as of December 31, 2019. This
risk-to-capital
ratio remains below the NCDOI’s maximum
risk-to-capital
ratio of 25:1. North Carolina’s calculation of
risk-to-capital
excludes the
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
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. On June 29, 2020, the GSEs issued both temporary and permanent amendments to PMIERs, which became effective on June 30, 2020. With respect to loans that became non-performing
due to a
COVID-19
hardship, PMIERs was temporarily amended with respect to each non-performing
loan that (i) has an initial missed payment occurring on or after March 1, 2020 and prior to January 1, 2021, or (ii) is subject to a forbearance plan granted in response to a
COVID-19
hardship, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing
loan will be the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing
loan. In the case of (i), the 0.30 multiplier will be applicable for up to four calendar months from the date of the initial missed payment absent a forbearance plan described in (ii) above. The PMIERs amendments also impose temporary capital preservation provisions through March 31, 2021, that require an approved insurer to obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer has a surplus of available assets. Lastly, the amendments impose permanent revisions to the risk-based required asset amount factor for non-performing
loans for properties located in future Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Areas eligible for Individual Assistance.
As of June 30, 2020, our U.S. mortgage insurance business had estimated available assets of 143% of the required assets under PMIERs compared to 142% as of March 31, 2020 and 138% as of December 31, 2019. The estimated sufficiency as of June 30, 2020 was $1,275 million of available assets above the PMIERs requirements, compared to $1,171 million as of March 31, 2020 and $1,057 million as of December 31, 2019. The improvement in PMIERs sufficiency as compared to March 31, 2020 was driven in part by business cash flows increasing PMIERs available assets, elevated lapse of existing business driven by low prevailing interest rates and an increase in reinsurance credit. These factors were partially offset by incremental new delinquencies driving higher PMIERs required assets and capital consumed by new insurance written in the second quarter of 2020. In addition, our second quarter of 2020 PMIERs required assets benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The

application of the 0.30 multiplier to all eligible delinquencies provided an estimated $1,057 million of benefit to our second quarter of 2020 PMIERs required assets. As a result of the uncertainty regarding the impact of
COVID-19
on our U.S. mortgage insurance business, we intend to preserve PMIERs available assets and defer the payment of dividends in 2020. The amount and timing of future dividends will depend on the economic recovery from
COVID-19,
among other factors.
Our credit risk transfer program provided an estimated aggregate of $1,043 million of PMIERs capital credit as of June 30, 2020. In the second quarter of 2020, we completed an aggregate excess of loss reinsurance transaction providing up to $300 million of reinsurance coverage on our 2009 to 2019 book years that is intended to provide PMIERs capital credit for elevated delinquencies as result of
COVID-19.
Our second quarter of 2020 PMIERs sufficiency includes an estimated $180 million of capital credit from this transaction. Our U.S. mortgage insurance business may execute future risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time. We believe that future credit risk transfer transactions may be more difficult to execute, if possible at all, and may have a higher cost during and following the pandemic.
As discussed under “Item 1—Business—Regulation” in our 2019 Annual Report on Form
10-K,
pursuant to its authority under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Consumer Financial Protection Bureau (“CFPB”) issued regulations that became effective on January 10, 2014, establishing underwriting and product feature requirements for mortgages to be deemed Qualified Mortgages (“QM”). The regulations provide that mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines are deemed to be QMs (the “GSE Patch”) until the earlier of when the GSEs exit FHFA conservatorship or January 10, 2021. The GSE Patch permits loans that exceed a debt to income ratio of 43% to be eligible for QM status. Many of the loans that qualify under the GSE Patch require credit enhancement, of which private mortgage insurance is the predominate form of coverage. On June 22, 2020, the CFPB issued two Notices of Proposed Rulemaking seeking comments on proposed amendments to its QM regulations, and they extended the GSE Patch until the earlier of the effective date of the revised QM Rule (which is not expected to occur prior to April 1, 2021) or when the GSEs exit conservatorship. It is too early to determine what the proposed amendments will include when/if they become effective or the impact it will have on our U.S. mortgage insurance business.

Segment results of operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$243	$206	$37	18%
Net investment income	31	28	3	11%
Net investment gains (losses)	(1)	—	(1)	NM (1)
Policy fees and other income	1	1	—	—%

Total revenues	274	235	39	17%

Benefits and expenses:
Benefits and other changes in policy reserves	228	—	228	NM (1)
Acquisition and operating expenses, net of deferrals	47	44	3	7%
Amortization of deferred acquisition costs and intangibles	4	4	—	—%

Total benefits and expenses	279	48	231	NM (1)

Income (loss) from continuing operations before income taxes	(5)	187	(192)	(103)%
Provision (benefit) for income taxes	(1)	40	(41)	(103)%

Income (loss) from continuing operations	(4)	147	(151)	(103)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	1	—	1	NM (1)
Taxes on adjustments	—	—	—	—%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(3)	$147	$(150)	(102)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The decrease to an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in the current year from adjusted operating income in the prior year was primarily attributable to higher losses largely from new delinquencies driven in large part by a significant increase in borrower forbearance and unfavorable reserve adjustments as a result of
COVID-19.
These decreases were partially offset by higher premiums in the current year.
Revenues
Premiums increased mainly attributable to higher insurance
in-force
and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by lower average premium rates and higher ceded premiums from reinsurance transactions executed in the current year.
Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses
Benefits and other changes in policy reserves increased largely from $170 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of
COVID-19.
The current year also included additional reserves of $28 million for incurred but not reported delinquencies that are expected to be reported in the future. In addition, existing reserves were strengthened by $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The current year also reflected lower net benefits from cures and aging of existing delinquencies. The prior year included a $10 million favorable reserve adjustment mostly associated with lower expected claim rates.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs driven mostly by increased sales in the current year.
Provision (benefit) for income taxes.
The effective tax rate was 26.6% and 21.3% for the three months ended June 30, 2020 and 2019, respectively. The increase was driven by a pre-tax
loss in the current year compared to
pre-tax
income in the prior year.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

			Increase
			(decrease) and
	Six months ended		percentage
	June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$469	$400	$69	17%
Net investment income	64	56	8	14%
Net investment gains (losses)	(1)	—	(1)	NM (1)
Policy fees and other income	3	2	1	50%

Total revenues	535	458	77	17%

Benefits and expenses:
Benefits and other changes in policy reserves	247	16	231	NM (1)
Acquisition and operating expenses, net of deferrals	97	90	7	8%
Amortization of deferred acquisition costs and intangibles	8	8	—	—%

Total benefits and expenses	352	114	238	NM (1)

Income from continuing operations before income taxes	183	344	(161)	(47)%
Provision for income taxes	39	73	(34)	(47)%

Income from continuing operations	144	271	(127)	(47)%
Adjustments to income from continuing operations:
Net investment (gains) losses	1	—	1	NM (1)
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$145	$271	$(126)	(46)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily attributable to higher losses largely from new delinquencies driven in large part by a significant increase in borrower forbearance and unfavorable reserve adjustments as a result of
COVID-19.
These decreases were partially offset by higher premiums in the current year.
Revenues
Premiums increased mainly attributable to higher insurance
in-force
and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by lower average premium rates in the current year.
Net investment income increased primarily from higher average invested assets in the current year.
Benefits and expenses
Benefits and other changes in policy reserves increased largely from $170 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of
COVID-19.
The current year also included additional reserves of $28 million for incurred but not reported delinquencies that are expected to be reported in the future. In addition, existing reserves were strengthened by $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The current year also reflected lower net benefits from cures and aging of existing delinquencies. The prior year included a $10 million favorable reserve adjustment mostly associated with lower expected claim rates.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs driven mostly by increased sales in the current year.
Provision for income taxes.
The effective tax rate was 21.1% and 21.3% for the six months ended June 30, 2020 and 2019, respectively, consistent with the U.S. corporate federal income tax rate.
U.S. Mortgage Insurance selected operating performance measures
The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

			Increase (decrease) and
	As of June 30,		percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Primary insurance in-force (1)	$207,400	$178,500	$28,900	16%
Risk in-force	$50,000	$43,100	$6,900	16%

(1)
Primary insurance
in-force
represents the aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

			Increase				Increase
			(decrease) and				(decrease) and
	Three months ended		percentage		Six months ended		percentage
	June 30,		change		June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
New insurance written	$28,400	$15,800	$12,600	80%	$46,300	$25,400	$20,900	82%
Net premiums written	$217	$204	$13	6%	$425	$397	$28	7%

Primary insurance
in-force
and risk
in-force
Primary insurance
in-force
increased largely from $29.1 billion in higher flow insurance in-force,
which increased from $177.4 billion as of June 30, 2019 to $206.5 billion as of June 30, 2020 as a result of new insurance written, partially offset by lapses and cancellations during the current year. The increase in flow insurance in-force
was partially offset by a decline of $0.2 billion in mortgage insurance on a bulk basis (“bulk insurance”)
in-force,
which decreased from $1.1 billion as of June 30, 2019 to $0.9 billion as of June 30, 2020 from cancellations and lapses. In addition, risk in-force
increased primarily as a result of higher flow insurance
in-force.
Flow persistency was 67% and 84% for the six months ended June 30, 2020 and 2019, respectively.
New insurance written
For the three and six months ended June 30, 2020, new insurance written increased primarily due to higher mortgage refinancing originations, a larger private mortgage insurance market as overall housing fundamentals remain strong and our higher estimated market share.
Net premiums written
Net premiums written for the three and six months ended June 30, 2020 increased primarily from higher average flow insurance in-force,
partially offset by higher ceded premiums from reinsurance transactions executed in the current year.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended			Six months ended
	June 30,		Increase (decrease)	June 30,		Increase (decrease)
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Loss ratio	94%	—%	94%	53%	4%	49%
Expense ratio (net earned premiums)	21%	24%	(3)%	22%	25%	(3)%
Expense ratio (net premiums written)	23%	24%	(1)%	25%	25%	—%
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
The loss ratio increased for the three and six months ended June 30, 2020 largely from $170 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of
COVID-19.
The current year also included additional reserves of $28 million for incurred but not reported delinquencies that are expected to be reported in the future. In addition, existing reserves were strengthened by $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The current year also reflected lower net benefits from cures and aging of existing delinquencies compared to the prior year. The prior year included a $10 million favorable reserve adjustment mostly associated with lower expected claim rates, which reduced the loss ratio by five percentage points for the three months ended June 30, 2019.
The expense ratio (net earned premiums) for the three and six months ended June 30, 2020 decreased mainly driven by higher net earned premiums, partially offset by higher operating costs in the current year.

The expense ratio (net premiums written) decreased for the three months ended June 30, 2020 largely due to higher net premiums written, partially offset by higher operating costs in the current year.
Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30,	December 31,	June 30,
	2020	2019	2019
Primary insurance:
Insured loans in-force	904,753	860,214	818,358
Delinquent loans	53,894	16,607	15,482
Percentage of delinquent loans (delinquency rate)	5.96%	1.93%	1.89%

Flow loans in-force	894,715	846,472	806,739
Flow delinquent loans	53,372	16,209	15,070
Percentage of flow delinquent loans (delinquency rate)	5.97%	1.91%	1.87%

Bulk loans in-force	10,038	10,742	11,619
Bulk delinquent loans (1)	522	398	412
Percentage of bulk delinquent loans (delinquency rate)	5.20%	3.71%	3.55%

A minus and sub-prime loans in-force	11,712	12,792	14,180
A minus and sub-prime delinquent loans	2,470	2,283	2,367
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	21.09%	17.85%	16.69%

Pool insurance:
Insured loans in-force	3,818	4,122	4,331
Delinquent loans	151	167	177
Percentage of delinquent loans (delinquency rate)	3.95%	4.05%	4.09%

(1)
Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 422 as of June 30, 2020, 348 as of December 31, 2019 and 347 as of June 30, 2019.

Delinquency rates have increased primarily as a result of the rise in unemployment and the significant increase in borrower forbearance driven by
COVID-19.
The following tables set forth flow delinquencies, direct case reserves and risk in-force
by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2020
		Direct case	Risk	Reserves as %
(Dollar amounts in millions)	Delinquencies	reserves (1)	in-force	of risk in-force
Payments in default:
3 payments or less	43,044	$162	$2,687	6%
4 - 11 payments	7,404	111	388	29%
12 payments or more	2,924	105	147	71%

Total	53,372	$378	$3,222	12%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2019
		Direct case	Risk	Reserves as %
(Dollar amounts in millions)	Delinquencies	reserves (1)	in-force	of risk in-force
Payments in default:
3 payments or less	8,524	$27	$386	7%
4 - 11 payments	4,836	78	224	35%
12 payments or more	2,849	99	145	68%

Total	16,209	$204	$755	27%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.
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

	Percent of primary risk in-force as of June 30, 2020	Percent of total reserves as of June 30, 2020 (1)	Delinquency rate
			June 30,	December 31,	June 30,
			2020	2019	2019
By Region:
Southeast (2)	19%	21%	6.68%	2.15%	2.18%
Pacific (3)	18	17	7.24%	1.36%	1.22%
South Central (4)	17	14	6.02%	1.84%	1.79%
Northeast (5)	12	21	8.01%	2.72%	2.87%
Great Lakes (6)	10	6	3.81%	1.69%	1.56%
North Central (7)	10	9	4.97%	1.91%	1.79%
Mid-Atlantic (8)	6	5	6.31%	1.90%	1.81%
New England (9)	5	5	5.22%	1.92%	1.95%
Plains (10)	3	2	3.31%	1.69%	1.67%

Total	100%	100%	5.96%	1.93%	1.89%

(1)	Total reserves were $439 million as of June 30, 2020.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(4)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	New Jersey, New York and Pennsylvania.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Illinois, Minnesota, Missouri and Wisconsin.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of June 30, 2020	Percent of total reserves as of June 30, 2020 (1)	Delinquency rate
			June 30,	December 31,	June 30,
			2020	2019	2019
By State:
California	11%	10%	7.63%	1.42%	1.26%
Texas	7%	7%	7.30%	2.02%	1.86%
Florida	7%	11%	9.04%	2.13%	2.26%
New York	5%	12%	8.90%	3.00%	3.12%
Illinois	5%	6%	6.12%	2.27%	2.10%
Washington	4%	3%	5.59%	1.10%	0.90%
Michigan	4%	2%	4.08%	1.44%	1.28%
Pennsylvania	4%	3%	5.46%	2.15%	2.24%
North Carolina	4%	3%	4.99%	1.79%	1.82%
Ohio	3%	2%	4.01%	1.84%	1.69%

(1)	Total reserves were $439 million as of June 30, 2020.
The following table sets forth the dispersion of our total reserves and primary insurance in-force
and risk
in-force
by year of policy origination and average annual mortgage interest rate as of June 30, 2020:

			Primary		Primary
	Average	Percent of total	insurance	Percent	risk	Percent
(Amounts in millions)	rate	reserves (1)	in-force	of total	in-force	of total
Policy Year
2004 and prior	6.15%	4.2%	$1,241	0.6%	$231	0.5%
2005 to 2008	5.47%	30.2	14,017	6.8	3,193	6.4
2009 to 2013	4.23%	2.7	5,461	2.6	1,267	2.5
2014	4.46%	3.1	5,719	2.8	1,367	2.7
2015	4.16%	5.1	11,858	5.7	2,843	5.7
2016	3.89%	9.2	22,566	10.9	5,415	10.8
2017	4.25%	11.5	23,845	11.5	5,752	11.5
2018	4.77%	12.9	24,767	11.9	5,975	12.0
2019	4.25%	18.4	52,068	25.1	12,690	25.4
2020	3.58%	2.7	45,816	22.1	11,253	22.5

Total portfolio	4.29%	100.0%	$207,358	100.0%	$49,986	100.0%

(1)	Total reserves were $439 million as of June 30, 2020.
Australia Mortgage Insurance segment
Trends and conditions
Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the second quarter of 2020, the Australian dollar weakened against the U.S. dollar compared to the second quarter of 2019, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.
Australia continued to face the challenges of containing the spread of
COVID-19
and the resulting reduction of economic activity in the second quarter of 2020. Early in the pandemic, many of our lender customers created programs that allow affected homeowners the option to defer their mortgage repayments, without penalty, for a period of up to six months. Under regulatory guidance, homeowners participating in these programs, unless previously delinquent, are reported as current during the deferral period. As of June 30, 2020, the business had been notified that over 48,000 policies were participating in the deferral programs, which represents approximately 4% of our total policies in-force
as of June 30, 2020. For many borrowers, the initial
six-month
deferral period expires in September 2020; therefore, lender customers announced on July 8, 2020 a new phase of support, allowing homeowners who are still impacted by
COVID-19
to extend their repayment deferrals for up to an additional four months. In response, our mortgage insurance business in Australia expanded its
COVID-19
hardship policy to enable lenders to further support borrowers impacted by the pandemic. The Australian government has continued to expand its income support programs, broadening eligibility and allowing for continued support for those impacted by
COVID-19.
Additionally, the government announced a new homebuilder program to provide eligible homeowners with grants for home builds and renovations to help drive economic activity. While the government programs and lender initiatives may lessen the effect of
COVID-19
related losses to the business, uncertainties remain, as concerns around a resurgence of new
COVID-19
cases and recently reinstated business and social restrictions take effect. We continue to actively consider the potential economic impacts and work closely with our lender customers to support borrowers who have been impacted by
COVID-19.
As of the May 2020 release of its Statement on Monetary Policy, the Reserve Bank of Australia (“RBA”) expected the Australian gross domestic product to have contracted considerably in the second quarter of 2020 as a result of significantly reduced domestic activity since mid-March
2020 due to
COVID-19.
The speed of recovery remains uncertain, and as a result, the pandemic could have long-lasting effects. Acknowledging in its June 2020 monetary policy release that its fiscal and monetary support will be required to help the economy for some time, the RBA maintained its official cash rate at 0.25%. RBA’s governor noted that its accommodative approach will be maintained as long as required and that RBA’s Board will not increase the cash rate target until progress is made toward full employment and it is confident that inflation will remain within a target range of two to three percent. The June 2020 unemployment rate increased to 7.4% from 5.2% at the end of the first quarter of 2020 as individuals were affected by job loss or reduction in hours due to the impact of
COVID-19.
This has been partially mitigated by government support programs, which have reduced the participation rate. We expect the unemployment rate to remain high for the remainder of 2020 as a result of
COVID-19.
In the second quarter of 2020, home prices in the combined capital cities of Australia were approximately 9% higher compared to June 2019. The Sydney and Melbourne housing markets were the main drivers of growth, with annual home price increases of 13% and 10%, respectively. Although home values climbed as compared to the prior year, the combined capital cities recorded a decline in the month of June 2020 and July 2020 of approximately 1%. The long-term outlook for the Australian housing market is largely dependent on the length of
COVID-19
and the speed of the economic recovery, along with how effective the various economic stimulus packages implemented by the Australian Government are in response to the pandemic.
Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2019, which resulted in no changes to the earnings pattern adopted in the fourth quarter of 2017. The adjustment to our premium earnings pattern in the fourth quarter of 2017 was applied on a retrospective basis under U.S. GAAP, however, under local Australian Accounting Standards (“AAS”) this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were different between the two accounting standards through the second quarter of 2020. These differences will continue in future periods but will become less significant as time passes.
Given the range of possible future adverse economic scenarios resulting from
COVID-19,
our mortgage insurance business in Australia assessed the adequacy of its unearned premium liability under local AAS as part of its first quarter of 2020 results. The liability adequacy test under AAS resulted in a deficiency, mostly driven by higher expected future claims. Accordingly, our Australia mortgage insurance business wrote-off
AUD$182 million of its DAC balance as part of its first quarter of 2020 results. There was no deficiency adjustment under U.S. GAAP primarily due to a higher unearned premium reserve and a lower DAC balance. This further contributed to differences in results for our Australia mortgage insurance business under the two accounting standards in the first half of 2020. The business conducted both its liability adequacy and premium deficiency tests for AAS and U.S. GAAP, respectively, again in the second quarter of 2020, with both resulting in no deficiency and therefore, no further impact to its results.
Our mortgage insurance business in Australia had higher losses in the second quarter of 2020 compared to the second quarter of 2019 primarily related to the economic impacts caused by
COVID-19,
including a provision for incurred but not reported losses on loans in payment deferral programs. This estimate is largely based on the assumption that some of these loans will become delinquent regardless of being placed in the deferral program. The increase in losses was partially offset by favorable aging of existing delinquencies in the current year. The loss ratio for our Australia mortgage insurance business for the three months ended June 30, 2020 was 63%. Due to
COVID-19,
our mortgage insurance business in Australia anticipates claims and reported delinquencies to increase toward the end of 2020 and possibly into 2021, which could further impact losses.
Despite the pandemic, our mortgage insurance business in Australia continued to see higher mortgage origination volume from continued low interest rates and improving consumer confidence in the second quarter of 2020, resulting in higher new insurance written compared to the second quarter of 2019. Gross written premiums were also higher in the second quarter of 2020 compared to the second quarter of 2019, largely as a result of higher flow new insurance written. Conversely, net earned premiums were lower in the second quarter of 2020 compared to the second quarter of 2019 primarily from portfolio seasoning and lower policy cancellations.
Our mortgage insurance business in Australia is concentrated in a small number of key customers. In October 2019, we renewed our supply and service contract with our largest customer, effective January 1, 2020, for a term of three years. In November 2018, we entered a new contract with our second largest customer, effective November 21, 2018, with a term of two years and the option to extend for an additional year at the customer’s discretion. In May 2020, following a request-for-proposal
process, this customer advised our mortgage insurance business in Australia that the contract will not be renewed and will expire in November 2020. These two customers represented 56% and 10%, respectively, of our gross written premiums in the first half of 2020. Any termination, reduction or material change in relationship with one of them could have a material adverse effect on our future results because of our reliance on these key customers for the majority of our business. As such, the termination of the contract with our second largest customer is expected to modestly impact our financial results following the expiration of the existing contract. One additional consideration related to our customer contracts is that some contain provisions that allow the customer the option to terminate their contract, on a prospective basis for new business, within a specified period following a ratings downgrade. Given the potential economic impacts of
COVID-19,
our mortgage insurance business in Australia could be subject to additional ratings downgrades in the future. If that occurs, the business will work with its customers to demonstrate its credit strength and endeavor to avoid termination of any existing contracts.
Our mortgage insurance business in Australia evaluates its capital position in relation to the PCA as determined by Australian Prudential Regulation Authority (“APRA”) and utilizes its Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of June 30, 2020, our estimated PCA ratio was approximately 177%, representing a slight decrease from 178% as of March 31, 2020. Given the economic uncertainty surrounding COVID-19, APRA has provided guidance to insurers asking them to maintain caution in planning capital distributions, including dividends. Given this guidance and the uncertain economic outlook, our mortgage insurance business in Australia believes it is prudent to preserve capital to sustain its capital position. As a result, we do not expect to receive further dividends or other returns of capital from our mortgage insurance business in Australia for the remainder of 2020. Future dividends will be subject to economic conditions and retaining a strong capital buffer, among other factors, and may require APRA approval.
In September 2019, the Australian Government released details of the First Home Loan Deposit Scheme (“FHLDS”), which is designed to assist eligible first-time home buyers by providing a government guarantee to participating lenders on eligible loans equal to the difference between the deposit (of at least 5%) and 20% of the purchase price. Borrower income and regional property value caps apply, and the program is intended to support up to 10,000 eligible first-time home buyers each Australian Government fiscal year, which is July 1 through June 30. If the loan comes to an end or the loan principal balance reduces to below 80% of the value of the property at purchase, the government guarantee will terminate. The FHLDS became effective on January 1, 2020 with the annual limit of 10,000 loan guarantees reached for the first year of the program that ended June 30, 2020.
Segment results of operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

			Increase
			(decrease) and
	Three months ended		percentage
	June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$62	$80	$(18)	(23)%
Net investment income	8	15	(7)	(47)%
Net investment gains (losses)	66	1	65	NM (1)

Total revenues	136	96	40	42%

Benefits and expenses:
Benefits and other changes in policy reserves	39	26	13	50%
Acquisition and operating expenses, net of deferrals	18	17	1	6%
Amortization of deferred acquisition costs and intangibles	6	9	(3)	(33)%
Goodwill impairment	5	—	5	NM (1)
Interest expense	2	2	—	—%

Total benefits and expenses	70	54	16	30%

Income from continuing operations before income taxes	66	42	24	57%
Provision for income taxes	20	13	7	54%

Income from continuing operations	46	29	17	59%
Less: net income from continuing operations attributable to noncontrolling interests	23	15	8	53%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	23	14	9	64%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(34)	(1)	(33)	NM (1)
Goodwill impairment (3)	3	—	3	NM (1)
Taxes on adjustments	9	—	9	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$1	$13	$(12)	(92)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended June 30, 2020, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $32 million.
(3)	For the three months ended June 30, 2020, goodwill impairment was adjusted for the portion attributable to noncontrolling interests of $2 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations and from higher losses mostly associated with the economic impacts caused by
COVID-19,
partially offset by favorable aging of existing delinquencies in the current year.
Revenues
Premiums decreased predominantly from portfolio seasoning and lower policy cancellations in the current year. The three months ended June 30, 2020 included a decrease of $7 million attributable to changes in foreign exchange rates.
Net investment income decreased largely from lower yields in the current year.
Net investment gains increased primarily from derivative gains in the current year compared to derivative losses in the prior year, as well as higher net realized gains from the sale of investment securities in the current year. The three months ended June 30, 2020 included a decrease of $7 million attributable to changes in foreign exchange rates.
Benefits and expenses
Benefits and other changes in policy reserves increased primarily from loss reserve strengthening of $18 million reflecting the economic impacts caused by
COVID-19,
including a provision for incurred but not reported losses on loans in payment deferral programs, partially offset by favorable aging of existing delinquencies in the current year. The three months ended June 30, 2020 included a decrease of $4 million attributable to changes in foreign exchange rates.
We recorded a goodwill impairment charge of $5 million in the current year, which represented the remaining amount of goodwill related to our mortgage insurance business in Australia.
Provision for income taxes.
The effective tax rate was 30.0% for the three months ended June 30, 2020 and 2019, consistent with our jurisdictional rate.
Net income from continuing operations attributable to noncontrolling interests.
The increase was predominantly related to higher net investment gains in the current year.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

			Increase
			(decrease) and
	Six months ended		percentage
	June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$131	$163	$(32)	(20)%
Net investment income	18	31	(13)	(42)%
Net investment gains (losses)	13	13	—	—%
Policy fees and other income	1	(1)	2	200%

Total revenues	163	206	(43)	(21)%

Benefits and expenses:
Benefits and other changes in policy reserves	63	54	9	17%
Acquisition and operating expenses, net of deferrals	35	34	1	3%
Amortization of deferred acquisition costs and intangibles	14	18	(4)	(22)%
Goodwill impairment	5	—	5	NM (1)
Interest expense	3	4	(1)	(25)%

Total benefits and expenses	120	110	10	9%

Income from continuing operations before income taxes	43	96	(53)	(55)%
Provision for income taxes	13	29	(16)	(55)%

Income from continuing operations	30	67	(37)	(55)%
Less: net income from continuing operations attributable to noncontrolling interests	17	35	(18)	(51)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	13	32	(19)	(59)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(7)	(7)	—	—%
Goodwill impairment (3)	3	—	3	NM (1)
Taxes on adjustments	1	2	(1)	(50)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$10	$27	$(17)	(63)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the six months ended June 30, 2020 and 2019, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $6 million in both periods.

(3)	For the six months ended June 30, 2020, goodwill impairment was adjusted for the portion attributable to noncontrolling interests of $2 million.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations, higher losses mostly associated with the economic impacts caused by
COVID-19
and lower net investment income in the current year.

Revenues
Premiums decreased predominantly from portfolio seasoning and lower policy cancellations in the current year. The six months ended June 30, 2020 included a decrease of $11 million attributable to changes in foreign exchange rates.
Net investment income decreased largely from lower yields in the current year.
Benefits and expenses
Benefits and other changes in policy reserves increased primarily from loss reserve strengthening of $18 million in the second quarter of 2020 reflecting the economic impacts caused by
COVID-19,
including a provision for incurred but not reported losses on loans in payment deferral programs, partially offset by favorable aging of existing delinquencies in the current year. The six months ended June 30, 2020 included a decrease of $5 million attributable to changes in foreign exchange rates.
We recorded a goodwill impairment charge of $5 million in the current year, which represented the remaining amount of goodwill related to our mortgage insurance business in Australia.
Provision for income taxes.
The effective tax rate was 30.0% for the six months ended June 30, 2020 and 2019, consistent with our jurisdictional rate.
Net income attributable to noncontrolling interests.
The decrease was predominantly related to lower premiums, higher losses and lower net investment income in the current year.
Australia Mortgage Insurance selected operating performance measures
As of June 30, 2020, our mortgage insurance business in Australia had structured insurance transactions with three lenders where it was in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force,
risk
in-force,
new insurance written, loans
in-force
and delinquent loans, are excluded from the following tables. These arrangements represented approximately $162 million and $157 million of risk in-force
as of June 30, 2020 and 2019, respectively.
The following tables set forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

			Increase
			(decrease) and
	As of June 30,		percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Primary insurance in-force	$210,200	$215,600	$(5,400)	(3)%
Risk in-force	$73,200	$75,100	$(1,900)	(3)%

			Increase				Increase
			(decrease) and				(decrease) and
	Three months ended		percentage		Six months ended		percentage
	June 30,		change		June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
New insurance written	$4,500	$4,900	$(400)	(8)%	$8,800	$8,800	$—	—%
Net premiums written	$70	$58	$12	21%	$132	$110	$22	20%
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
Primary insurance
in-force
and risk
in-force
Primary insurance
in-force
and risk
in-force
decreased primarily due to changes in foreign exchange rates and policy cancellations in the current year. Primary insurance in-force
and risk
in-force
included decreases of $3.7 billion and $1.3 billion, respectively, from changes in foreign exchange rates.
New insurance written
Excluding the effects of changes in foreign exchange rates, new insurance written increased for the three and six months ended June 30, 2020 primarily from higher mortgage origination volume from continued low interest rates and improving consumer confidence, partially offset by lower bulk insurance written in the current year. The three and six months ended June 30, 2020 included decreases of $500 million and $700 million, respectively, attributable to changes in foreign exchange rates.
Net premiums written
Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2020 and December 31, 2019, our unearned premium reserves were $1.0 billion.
Net premiums written increased for the three and six months ended June 30, 2020 primarily due to higher flow new insurance written from an increase in mortgage origination volume in the current year. The three and six months ended June 30, 2020 included decreases of $8 million and $11 million, respectively, attributable to changes in foreign exchange rates.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Loss ratio	63%	34%	29%	48%	34%	14%
Expense ratio (net earned premiums)	47%	33%	14%	41%	32%	9%
Expense ratio (net premiums written)	41%	44%	(3)%	41%	47%	(6)%
The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio (net earned premiums) is the ratio of general expenses to net earned premiums. The expense ratio (net premiums written) is the ratio of general expenses to net premiums written. In our mortgage insurance business in Australia, general expenses consist of acquisition and operating expenses, net of deferrals, amortization of DAC and intangibles and goodwill impairment charges.

The loss ratio increased for the three and six months ended June 30, 2020 primarily from loss reserve strengthening of $18 million in the second quarter of 2020 reflecting the economic impacts caused by
COVID-19,
including a provision for incurred but not reported losses on loans in payment deferral programs, partially offset by favorable aging of existing delinquencies in the current year. The increase was also attributable to lower premiums from portfolio seasoning and lower policy cancellations in the current year.
The expense ratio (net earned premiums) increased for the three and six months ended June 30, 2020 primarily from a goodwill impairment charge of $5 million in the current year and lower net earned premiums as discussed above.
The expense ratio (net premiums written) decreased for the three and six months ended June 30, 2020 primarily from higher net premiums written primarily due to an increase in mortgage origination volume, partially offset by a goodwill impairment charge of $5 million in the current year.
Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	June 30, 2020	December 31, 2019	June 30, 2019
Primary insured loans in-force	1,236,657	1,290,216	1,308,811
Delinquent loans	7,614	7,221	7,891
Percentage of delinquent loans (delinquency rate)	0.62%	0.56%	0.60%

Flow loans in-force	1,137,784	1,189,019	1,200,603
Flow delinquent loans	7,380	7,003	7,642
Percentage of flow delinquent loans (delinquency rate)	0.65%	0.59%	0.64%

Bulk loans in-force	98,873	101,197	108,208
Bulk delinquent loans	234	218	249
Percentage of bulk delinquent loans (delinquency rate)	0.24%	0.22%	0.23%
Flow loans
in-force
decreased primarily from policy cancellations in the current year. Flow delinquent loans increased compared to December 31, 2019 from new delinquencies exceeding cures in the current year. Flow delinquent loans decreased compared to June 30, 2019 driven by claims paid, partially offset by new delinquencies exceeding cures.

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

	Percent of primary risk in-force as of June 30, 2020	Delinquency rate
		June 30,	December 31,	June 30,
		2020	2019	2019
By state and territory:
New South Wales	27%	0.51%	0.42%	0.45%
Queensland	23	0.78%	0.75%	0.81%
Victoria	23	0.46%	0.41%	0.45%
Western Australia	13	1.06%	1.00%	1.10%
South Australia	6	0.70%	0.65%	0.68%
Australian Capital Territory	3	0.27%	0.24%	0.25%
Tasmania	2	0.27%	0.29%	0.31%
New Zealand	2	0.03%	0.02%	0.02%
Northern Territory	1	0.87%	0.71%	0.83%

Total	100%	0.62%	0.56%	0.60%

Delinquency rates increased mainly from lower flow loans
in-force
as a result of policy cancellations and new delinquencies exceeding cures in the current year.
U.S. Life Insurance segment
COVID-19
The most significant impacts in our U.S. life insurance businesses from
COVID-19
are related to the current low interest rate environment and equity market volatility. Our U.S. life insurance businesses may also be impacted by continued elevated mortality or future changes in morbidity experience. Our long-term care insurance products could be negatively impacted by the current low interest rate environment, particularly as it relates to loss recognition testing and asset adequacy analysis, as well as experiencing further delays in approvals for in-force
rate actions. These impacts would be partially offset by higher mortality which is favorable to our long-term care insurance products. The low interest rate environment and volatility in equity markets have adversely impacted earnings in our fixed annuity products with limited offsetting benefit from higher mortality. Conversely, higher mortality rates could lower profitability in our life insurance products.
In our long-term care insurance products, we have experienced some degree of higher mortality during
COVID-19
which has had a favorable impact on claim and active policy reserves. Although it is not our practice to track cause of death for policyholders and claimants, we believe the results of our long-term care insurance business were likely impacted by
COVID-19
in the second quarter of 2020. We have experienced lower new claims incidence; however, we do not expect this to be permanent but rather a temporary reduction while shelter-in-place
and social distancing protocols are in effect. We have temporarily discontinued
in-person
assessments to assess eligibility for benefits, and are utilizing virtual assessments in the interim, with an in-person
assessment to follow once social distancing protocols are relaxed. For claimants without the technology to perform virtual assessments, we have alternate options for gathering information. Our long-term care insurance benefit utilization will be monitored for impact; although it is too early to tell the magnitude and/or direction of that impact.
Additionally, our U.S. life insurance companies are dependent on the approval of actuarially justified in-force
rate actions in our long-term care insurance business, including those rate actions which were previously filed and are currently pending review and approval. We have experienced some delays and could experience additional delays in receiving approvals of these rate actions during
COVID-19
although we do not expect a significant impact on our financial results during 2020 as a result of these delays.
We continue to provide customer service to our policyholders during this uncertain time and are available to address questions or concerns regarding their policies. We are continually assessing our operational processes and monitoring potential impacts to morbidity due to
COVID-19.
In our U.S life insurance companies, we have complied with guidance issued by certain insurance regulators, such as mandates that policies cannot be lapsed or cancelled if premiums are not paid or requirements to provide extensions of grace periods during the
COVID-19
pandemic. Although most of these mandates have been lifted, we continue to monitor developments related to
COVID-19
such as state directives that are issued during this time and we will comply with any new guidance issued by our state insurance regulators. For statutory reporting, we are currently not required to non-admit
premium receivables over 90 days if we are in a no lapse mandate through September 29, 2020. We may also seek permitted practices during this time to help our capital position and our ongoing risk-based capital (“RBC”) requirements if
COVID-19
continues for an extended period of time. We have also contacted our reinsurance counterparties to inform them of the actions we have taken in response to state bulletins on extension of grace periods and prohibition of lapsation as well as offering flexibility to our policyholders who are on claim.
We have not experienced a significant impact on our premiums in our U.S. life insurance businesses while there have been premium deferrals/grace period mandates in place in certain states. Given our current ratings, our sales volume is low in our long-term care insurance products. In 2016, we suspended sales of our traditional life insurance and fixed annuity products. For traditional life insurance policies, where regular premiums are typically required, and universal life insurance contracts, where premiums are typically flexible but frequently require minimum premiums to be paid, subject to state mandates for additional grace periods during
COVID-19,
policies follow normal lapse or nonforfeiture options, if the policyholders decided not to pay their premiums. There is no requirement to pay premiums in our fixed annuity contracts and benefits would adjust contractually based on actual premiums paid in these products.
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
While the ongoing impact of
COVID-19
is very difficult to predict, the related outcomes and impact on the U.S. life insurance business will depend on the length and severity of the pandemic and shape of the economic recovery. Further declines in interest rates and equity markets as a result of
COVID-19
would increase reserves and capital requirements in our U.S. life insurance business. For sensitivities related to interest rates, lapses and mortality on our U.S. life insurance products, see “Item 7—Management’s Discussion and Analysis—Critical Accounting Estimates” in our 2019 Annual Report on Form
10-K.
We will continue to monitor
COVID-19
impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic.
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
Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third or fourth quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. We expect to complete our annual review of long-term care insurance claim reserve assumptions and complete our loss recognition and cash flow testing as well as assumption reviews in the fourth quarter of 2020. Our review of assumptions, as part of our testing in the fourth quarter of 2020, could include expected claim incidence and terminations, benefit utilization, mortality, persistency, interest rates and in-force
rate actions, among other assumptions. We will be specifically reviewing the basic long-term care insurance incurred but not reported reserve calculation, including the assumptions for new claim counts, against which we have consistently experienced favorable development over the last two years.
Results of our U.S. life insurance businesses are also impacted by interest rates. Low interest rates put pressure on the profitability and returns of these businesses as higher yielding investments mature and are replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report on Form
10-K.
The RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state as of December 31, 2019. However, the RBC ratio of our U.S. life insurance subsidiaries has been negatively impacted over the past few years as a result of statutory losses driven by the declining performance of the business and increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews particularly in our long-term care insurance business. In the first quarter of 2020, low interest rates and equity market volatility negatively impacted our variable annuity products resulting in material statutory reserve increases. However, in the second quarter of 2020, elevated mortality in our long-term care insurance business and partial equity market recovery impacts on our variable annuity products favorably impacted our statutory capital and surplus. Any future statutory losses would decrease the RBC ratio of our U.S. life insurance subsidiaries. We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force
rate actions as a source of earnings and capital. We may see variability in statutory results and a further decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force
rate actions versus when the benefits from the
in-force
rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Further declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
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
As a result of the review of our claim reserves completed in prior years, we have been establishing higher claim reserves on new claims, which has negatively impacted earnings and we expect this to continue going forward. Also, average claim reserves for new claims are trending higher over time as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. In addition, although new claim counts on our older long-term care insurance blocks of business will continue to decrease as the blocks run off, we are gaining more experience on our larger new blocks of business and expect continued growth in new claims on these blocks as policyholders reach older attained ages with higher likelihood of going on claim.
Given the ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force
policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. Executing on our multi-year long-term care insurance in-force
rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force
rate actions, refer to “Significant Developments—U.S. Life Insurance.” As of June 30, 2020, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force
policies. We will also consider litigation against states that decline actuarially justified rate increases. As of June 30, 2020, we were in litigation with one state that has refused to approve actuarially justified rate increases.
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
Mortality levels may deviate each period from historical trends. Overall mortality experience was higher for the three months ended June 30, 2020 compared to three months ended June 30, 2019, attributable in part to
COVID-19.
We have experienced higher mortality than our then-current and priced-for
assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.
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
15-
and
20-year
level premium period blocks enter their post-level guaranteed premium rate period, we expect to experience volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as experience has emerged on earlier blocks. Additionally, the extension of grace periods or no lapsation mandated by state regulators during
COVID-19
has impacted the timing and level of lapses for these blocks of business. We have taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.
We began selling term universal life insurance in late 2009, with sales peaking in 2011 prior to discontinuing sales of the product in 2012. We priced these products assuming high lapses upon expiration of the level premium period and we continue to expect those higher lapses. As our
10-year
level premium period term universal life insurance policies written in 2009 and 2010 enter their post-level premium period, we will record higher reserves during the premium grace period and will release the reserves when the policies lapse. We expect further reserve increases in these blocks through 2020 and into 2021 until the number of policies exiting the grace period exceeds the number of policies entering the post-level guaranteed premium rate period. The extension of grace periods and reinstatements mandated by state regulators during
COVID-19
have temporarily increased the level of reserves held for these blocks of business.
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

Segment results of operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

			Increase
			(decrease) and
	Three months ended		percentage
	June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$712	$713	$(1)	—%
Net investment income	692	724	(32)	(4)%
Net investment gains (losses)	118	(36)	154	NM (1)
Policy fees and other income	142	187	(45)	(24)%

Total revenues	1,664	1,588	76	5%

Benefits and expenses:
Benefits and other changes in policy reserves	1,213	1,211	2	—%
Interest credited	97	106	(9)	(8)%
Acquisition and operating expenses, net of deferrals	147	142	5	4%
Amortization of deferred acquisition costs and intangibles	83	67	16	24%
Interest expense	—	4	(4)	(100)%

Total benefits and expenses	1,540	1,530	10	1%

Income from continuing operations before income taxes	124	58	66	114%
Provision for income taxes	33	19	14	74%

Income from continuing operations	91	39	52	133%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(121)	35	(156)	NM (1)
Expenses related to restructuring	—	(1)	1	100%
Taxes on adjustments	25	(7)	32	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(5)	$66	$(71)	(108)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the three months ended June 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million and $(1) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

			Increase
			(decrease) and
	Three months ended		percentage
	June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$48	$37	$11	30%
Life insurance	(81)	10	(91)	NM (1)
Fixed annuities	28	19	9	47%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(5)	$66	$(71)	(108)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $11 million primarily due to an increase in claim and policy terminations driven mostly by higher mortality in the current year and from favorable development on prior year incurred but not reported claims. The increase was also attributable to higher premiums in the current year from in-force
rate actions approved and implemented. These increases were partially offset by higher frequency and severity of new claims in the current year.

•
Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $81 million in the current year compared to adjusting operating income of $10 million in the prior year. The decrease from income in the prior year to a loss in the current year was mainly attributable to higher lapses primarily associated with our large
20-year
term life insurance block entering its post-level premium period, higher reserves in our
10-year
term universal life insurance block entering its post-level premium period during the premium grace period and higher mortality in our universal life insurance products in the current year. The prior year also included a reinsurance correction and refinement resulting in a net favorable impact of $17 million.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $9 million predominantly from favorable reserve changes and DAC amortization in fixed annuities products driven by favorable equity market changes in the current year and higher mortality in our single premium immediate annuity products. These increases were partially offset by lower net spreads and higher lapses in the current year. The prior year also included $4 million of unfavorable charges in connection with loss recognition testing in our single premium immediate annuity products that did not recur.

Revenues
Premiums

•
Our long-term care insurance business increased $9 million largely from $31 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.

•	Our life insurance business decreased $10 million mainly attributable to the continued runoff of our term life insurance products in the current year.

Net investment income

•
Our long-term care insurance business decreased $6 million largely from a loss on U.S. Government Treasury Inflation Protected securities in the current year compared to income in the prior year, partially offset by an increase in average invested assets and higher limited partnership income in the current year.

•	Our fixed annuities business decreased $23 million largely attributable to lower average invested assets due to block runoff and lower limited partnership income in the current year.
Net investment gains (losses)

•
The change to net investment gains in the current year in our long-term care insurance business from net investment losses in the prior year was primarily related to net gains from the sale of investment securities in the current year compared to net losses in the prior year. The change was also attributable to unrealized gains from changes in the fair value of equity securities in the current year compared to unrealized losses in the prior year.

•
Our life insurance business had net investment gains of $5 million in the current year compared to net investment losses of $3 million in the prior year. The change to net investment gains in the current year from net investment losses in the prior year was largely the result of net gains from sale of investment securities in the current year compared to net losses in the prior year.

Policy fees and other income.
The decrease was attributable to our life insurance business primarily driven by a $21 million favorable correction related to ceded premiums on universal life insurance policies in the prior year that did not recur. The decrease was also attributable to a decline in our universal and term universal life insurance in-force
and higher ceded reinsurance costs in the current year.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $20 million primarily due to an increase in claim and policy terminations driven mostly by higher mortality in the current year and from favorable development on prior year incurred but not reported claims. Given the lower new claim counts submitted during
COVID-19,
incurred but not reported reserves were strengthened by $37 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims. These decreases were partially offset by aging of the in-force
block (including higher frequency of new claims), higher incremental reserves of $43 million recorded in connection with an accrual for profits followed by losses and higher severity of new claims in the current year. The decrease was also partially offset by $15 million of a less favorable impact from reduced benefits in the current year related to in-force
rate actions approved and implemented.

•
Our life insurance business increased $45 million primarily attributable to higher reserves in our
10-year
term universal life insurance block entering its post-level premium period during the premium grace period and from higher mortality in our universal life insurance products in the current year compared to the prior year attributable in part to
COVID-19.

•
Our fixed annuities business decreased $23 million principally from favorable reserve changes in fixed indexed annuities driven by favorable equity market changes in the current year and higher mortality in our single premium immediate annuity products. The prior year also included $5 million of higher reserves associated with loss recognition testing in our single premium immediate annuity products that did not recur.

Interest credited.
The decrease in interest credited was related to our fixed annuities business largely driven by a decline in the average account value in the current year.
Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $5 million primarily related to higher persistency on policies that are not on active claim.

•
Our life insurance business increased $25 million principally from higher lapses primarily associated with our large
20-year
term life insurance block entering its post-level premium period, higher amortization primarily reflecting our updated assumptions from our annual review completed in the fourth quarter of 2019 and higher reinsurance rates.

•	Our fixed annuities business decreased $4 million largely related to favorable equity market changes, partially offset by higher lapses in the current year.
Interest expense.
The decrease in interest expense was due to our life insurance business principally related to the early redemption of non-recourse
funding obligations in the current year.
Provision for income taxes.
The effective tax rate was 26.7% and 31.9% for the three months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate is primarily attributable to higher expense in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA in relation to higher pre-tax
income in the current year.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

			Increase
			(decrease) and
	Six months ended		percentage
	June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$1,430	$1,422	$8	1%
Net investment income	1,387	1,425	(38)	(3)%
Net investment gains (losses)	48	48	—	—%
Policy fees and other income	286	338	(52)	(15)%

Total revenues	3,151	3,233	(82)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,510	2,447	63	3%
Interest credited	197	212	(15)	(7)%
Acquisition and operating expenses, net of deferrals	298	290	8	3%
Amortization of deferred acquisition costs and intangibles	170	133	37	28%
Interest expense	5	9	(4)	(44)%

Total benefits and expenses	3,180	3,091	89	3%

Income (loss) from continuing operations before income taxes	(29)	142	(171)	(120)%
Provision for income taxes	6	43	(37)	(86)%

Income (loss) from continuing operations	(35)	99	(134)	(135)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(54)	(51)	(3)	(6)%
(Gains) losses on early extinguishment of debt	4	—	4	NM (1)
Expenses related to restructuring	—	3	(3)	(100)%
Taxes on adjustments	10	10	—	—%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(75)	$61	$(136)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the six months ended June 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(6) million and $(3) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

			Increase
			(decrease) and
	Six months ended		percentage
	June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$49	$17	$32	188%
Life insurance	(158)	8	(166)	NM	(1)
Fixed annuities	34	36	(2)	(6)%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(75)	$61	$(136)	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $32 million primarily from an increase in claim and policy terminations driven mostly by higher mortality in the current year, $63 million of higher premiums and reduced benefits in the current year from in-force
rate actions approved and implemented and from continued favorable development on prior year incurred but not reported claims. These increases were partially offset by higher frequency and severity of new claims in the current year.

•
Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $158 million in the current year compared to adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $8 million in the prior year. The decrease to a loss in the current year from income in the prior year was predominantly attributable to higher reserves in our
10-year
term universal life insurance block entering its post-level premium period during the premium grace period, higher mortality in our universal and term life insurance products in the current year compared to the prior year and higher lapses primarily associated with our large
20-year
term life insurance block entering its post-level premium period. The prior year also included a reinsurance correction and refinement resulting in a net favorable impact of $17 million.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business decreased $2 million predominantly from a decrease in net spreads due to the runoff of the block, partially offset by $17 million of unfavorable charges in connection with loss recognition testing in our single premium immediate annuity products in the prior year that did not recur.

Revenues
Premiums

•
Our long-term care insurance business increased $23 million largely from $65 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.

•	Our life insurance business decreased $15 million mainly attributable to the continued runoff of our term life insurance products in the current year.

Net investment income

•
Our long-term care insurance business increased $7 million largely from higher average invested assets, partially offset by lower income on U.S. Government Treasury Inflation Protected securities and limited partnerships in the current year.

•	Our life insurance business decreased $6 million principally related to lower average invested assets in the current year.

•	Our fixed annuities business decreased $39 million largely attributable to lower average invested assets due to block runoff and lower limited partnership income in the current year.
Net investment gains (losses)

•
Net investment gains in our long-term care insurance business increased $9 million predominantly from higher net gains from the sale of investment securities, partially offset by unrealized losses from changes in the fair value of equity securities in the current year compared to unrealized gains in the prior year.

•
Net investment losses in our fixed annuities business increased $8 million primarily related derivative losses in the current year compared to derivative gains in the prior year. The increase was partially offset by lower losses on embedded derivatives related to our fixed indexed annuity products in the current year.

Policy fees and other income.
The decrease was attributable to our life insurance business primarily driven by a $21 million favorable correction related to ceded premiums on universal life insurance policies in the prior year that did not recur. The decrease was also attributable to a decline in our universal and term universal life insurance in-force
and higher ceded reinsurance costs in the current year.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $19 million primarily due to an increase in claim and policy terminations driven mostly by higher mortality, a higher favorable impact of $19 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, a favorable impact from benefit utilization rate updates in the current year compared to an unfavorable impact in the prior year and favorable development on prior year incurred but not reported claims. Given the lower new claim counts submitted during
COVID-19,
incurred but not reported reserves were strengthened by $37 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims. These decreases were partially offset by aging of the in-force
block (including higher frequency of new claims), higher incremental reserves of $82 million recorded in connection with an accrual for profits followed by losses and higher severity of new claims in the current year.

•
Our life insurance business increased $105 million primarily attributable to higher reserves in our
10-year
term universal life insurance block entering its post-level premium period during the premium grace period and from higher mortality in our universal and term life insurance products in the current year compared to the prior year attributable in part to
COVID-19.

•
Our fixed annuities business decreased $23 million principally from $22 million of unfavorable charges in connection with loss recognition testing in our single premium immediate annuity products in the prior year that did not recur.

Interest credited
. The decrease in interest credited was related to our fixed annuities business largely driven by a decline in the average account value in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $6 million primarily related to higher persistency on policies that are not on active claim.

•
Our life insurance business increased $42 million principally from higher lapses primarily associated with our large
20-year
term life insurance block entering its post-level premium period in the current year and higher reinsurance rates.

Interest expense.
The decrease in interest expense was due to our life insurance business principally related to the early redemption of non-recourse
funding obligations, partially offset by the
write-off
of $4 million in deferred borrowing costs in the current year.
Provision for income taxes.
The effective tax rate was (20.4)% and 29.9% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate is primarily attributable to higher expense in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA in relation to a pre-tax
loss in the current year.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
The following table sets forth selected operating performance measures regarding our long-term care insurance business for the dates indicated:

			Increase				Increase
			(decrease) and				(decrease) and
	Three months ended		percentage		Six months ended		percentage
	June 30,		change		June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Net earned premiums:
Individual long-term care insurance	$618	$610	$8	1%	$1,229	$1,209	$20	2%
Group long-term care insurance	31	30	1	3%	62	59	3	5%

Total	$649	$640	$9	1%	$1,291	$1,268	$23	2%

Loss ratio	69%	74%	(5)%		74%	78%	(4)%
The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.
Net earned premiums increased for the three and six months ended June 30, 2020 largely from $31 million and $65 million, respectively, of increased premiums from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.
The loss ratio decreased for the three and six months ended June 30, 2020 due to the increase in premiums and lower benefits and other changes in reserves as discussed above.

Life insurance
The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

			Increase				Increase
			(decrease) and				(decrease) and
	Three months		percentage		Six months		percentage
	ended June 30,		change		ended June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Term and whole life insurance
Net earned premiums	$63	$73	$(10)	(14)%	$139	$154	$(15)	(10)%
Term universal life insurance
Net deposits	$57	$59	$(2)	(3)%	$113	$117	$(4)	(3)%
Universal life insurance
Net deposits	$65	$141	$(76)	(54)%	$136	$217	$(81)	(37)%
Total life insurance

Net earned premiums and deposits	$185	$273	$(88)	(32)%	$388	$488	$(100)	(20)%

			Percentage
	As of June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Term and whole life insurance
Life insurance in-force, net of reinsurance	$69,969	$91,386	(23)%
Life insurance in-force before reinsurance	$379,972	$419,246	(9)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$110,705	$114,214	(3)%
Life insurance in-force before reinsurance	$111,465	$114,999	(3)%
Universal life insurance
Life insurance in-force, net of reinsurance	$33,212	$34,581	(4)%
Life insurance in-force before reinsurance	$37,753	$39,357	(4)%
Total life insurance
Life insurance in-force, net of reinsurance	$213,886	$240,181	(11)%
Life insurance in-force before reinsurance	$529,190	$573,602	(8)%
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
Universal life insurance
Net deposits decreased for the three and six months ended June 30, 2020 principally from $50 million of funding agreements issued with the Federal Home Loan Bank (“FHLB”) of Atlanta in the prior year that did not recur, lower renewals in the current year and from the continued runoff of our in-force
block.

Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three		As of or for the six
	months ended June 30,		months ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Account value, beginning of period	$12,487	$14,109	$13,023	$14,348
Premiums and deposits	17	16	39	45
Surrenders, benefits and product charges	(375)	(486)	(842)	(1,002)

Net flows	(358)	(470)	(803)	(957)
Interest credited and investment performance	134	119	195	261
Effect of accumulated net unrealized investment gains (losses)	(7)	117	(159)	223

Account value, end of period	$12,256	$13,875	$12,256	$13,875

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
Account value decreased compared to March 31, 2020 and December 31, 2019 as surrenders, benefits and net unrealized investment losses exceeded interest credited.
Runoff segment
COVID-19
Similar to our U.S. life insurance businesses, the most significant impacts from
COVID-19
in our Runoff segment are related to the current low interest rate environment and volatile equity markets. The low interest rate environment and volatile equity markets have adversely impacted earnings in our variable annuity products.
While certain states currently have mandates in place that policies cannot be lapsed, we have not experienced a significant impact on our Runoff segment. Our variable annuity, variable life insurance and corporate-owned life insurance products have not been actively sold since 2011. There is no requirement to pay premiums in the majority of our variable annuity contracts and benefits would adjust contractually based on actual premiums paid in these products.
While the ongoing impact of
COVID-19
is very difficult to predict, the related outcomes and impact on our Runoff segment will depend on the length and severity of the pandemic and shape of the economic recovery. We could see additional losses and declines in statutory risk-based capital driven by increases to the required capital supporting our variable annuity products, as a result of the decline in equity markets and low interest rates. For a further discussion of the impact of interest rates, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report on Form
10-K.
Trends and conditions
Results of our Runoff segment are affected primarily by investment performance, interest rate levels, net interest spreads, equity market conditions, mortality, surrenders and scheduled maturities. In addition, the results of our Runoff segment can significantly impact our regulatory capital requirements, distributable earnings and liquidity. We use hedging strategies as well as liquidity planning and asset-liability management to help mitigate the impacts. In addition, we may consider reinsurance opportunities to further mitigate volatility in results and manage capital in the future.

Equity market volatility and interest rate movements have caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity and interest rate market performance and volatility could result in additional gains or losses in these products although associated hedging activities are expected to partially mitigate these impacts.
Segment results of operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

			Increase
			(decrease) and
	Three months ended		percentage
	June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Net investment income	$54	$47	$7	15%
Net investment gains (losses)	4	(4)	8	200%
Policy fees and other income	32	35	(3)	(9)%

Total revenues	90	78	12	15%

Benefits and expenses:
Benefits and other changes in policy reserves	4	13	(9)	(69)%
Interest credited	42	40	2	5%
Acquisition and operating expenses, net of deferrals	11	13	(2)	(15)%
Amortization of deferred acquisition costs and intangibles	(1)	4	(5)	(125)%

Total benefits and expenses	56	70	(14)	(20)%

Income from continuing operations before income taxes	34	8	26	NM (1)
Provision for income taxes	6	1	5	NM (1)

Income from continuing operations	28	7	21	NM (1)
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(5)	2	(7)	NM (1)
Taxes on adjustments	1	—	1	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$24	$9	$15	167%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the three months ended June 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million and $(2) million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased predominantly from favorable equity market performance in the current year.
Revenues
Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products and higher average invested assets in the variable annuity products in the current year.

The change to net investment gains in the current year from net investment losses in the prior year was mainly driven by gains on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) in the current year compared to losses in the prior year, partially offset by derivative losses in the current year compared to derivative gains in the prior year.
Benefits and expenses
Benefits and other changes in policy reserves decreased primarily attributable to lower GMDB reserves in our variable annuity products due to favorable equity market performance in the current year.
Amortization of deferred acquisition costs and intangibles decreased mainly related to lower DAC amortization in our variable annuity products principally due to favorable equity market performance in the current year.
Provision for income taxes
. The effective tax rate was 19.9% and 15.8% for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily due to benefits on tax favored items in relation to higher pre-tax
income in the current year.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

			Increase
			(decrease) and
	Six months ended		percentage
	June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Net investment income	$103	$94	$9	10%
Net investment gains (losses)	(71)	(4)	(67)	NM (1)
Policy fees and other income	65	70	(5)	(7)%

Total revenues	97	160	(63)	(39)%

Benefits and expenses:
Benefits and other changes in policy reserves	24	14	10	71%
Interest credited	83	81	2	2%
Acquisition and operating expenses, net of deferrals	24	26	(2)	(8)%
Amortization of deferred acquisition costs and intangibles	16	6	10	167%

Total benefits and expenses	147	127	20	16%

Income (loss) from continuing operations before income taxes	(50)	33	(83)	NM (1)
Provision (benefit) for income taxes	(12)	6	(18)	NM (1)

Income (loss) from continuing operations	(38)	27	(65)	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	62	2	60	NM (1)
Taxes on adjustments	(13)	—	(13)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$11	$29	$(18)	(62)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the six months ended June 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(9) million and $(2) million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased predominantly from the decline in equity markets and interest rates in the current year.
Revenues
Net investment income increased primarily driven by higher policy loan income in our corporate-owned life insurance products and higher average invested assets in the variable annuity products in the current year.
Net investment losses increased largely related to losses on embedded derivatives associated with our variable annuity products with GMWBs in the current year compared to gains in the prior year, partially offset by derivative gains in the current year compared to derivative losses in the prior year.
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
Provision (benefit) for income taxes
. The effective tax rate was 23.4% and 18.4% for the six months ended June 30, 2020 and 2019, respectively. The increase is primarily attributable to benefits on tax favored items in relation to a pre-tax
loss in the current year.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three		As of or for the six
	months ended June 30,		months ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Account value, beginning of period	$4,521	$5,113	$5,042	$4,918
Deposits	6	6	10	13
Surrenders, benefits and product charges	(122)	(158)	(288)	(319)

Net flows	(116)	(152)	(278)	(306)
Interest credited and investment performance	377	160	18	509

Account value, end of period	$4,782	$5,121	$4,782	$5,121

We no longer solicit sales of our variable annuity or variable life insurance products, however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.
Account value increased compared to March 31, 2020 primarily related to favorable equity market performance and decreased compared to December 31, 2019 primarily related to unfavorable equity market performance and surrenders in the current year.

Institutional products
The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three		As of or for the six
	months ended June 30,		months ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Funding Agreements
Account value, beginning of period	$253	$305	$253	$381
Deposits	150	—	150	—
Surrenders and benefits	(51)	(2)	(52)	(80)

Net flows	99	(2)	98	(80)
Interest credited	1	2	2	4

Account value, end of period	$353	$305	$353	$305

Account value related to our institutional products increased compared to March 31, 2020 and December 31, 2019 mainly attributable to higher deposits from issuing funding agreements for asset-liability management and yield enhancement, partially offset by surrenders and benefit payments in the current year.
Corporate and Other Activities
Results of operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

			Increase
			(decrease) and
	Three months ended		percentage
	June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$2	$2	$—	—%
Net investment income	1	2	(1)	(50)%
Net investment gains (losses)	(28)	(7)	(21)	NM (1)
Policy fees and other income	(1)	—	(1)	NM (1)

Total revenues	(26)	(3)	(23)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	2	1	1	100%
Acquisition and operating expenses, net of deferrals	—	13	(13)	(100)%
Amortization of deferred acquisition costs and intangibles	1	—	1	NM (1)
Interest expense	42	54	(12)	(22)%

Total benefits and expenses	45	68	(23)	(34)%

Loss from continuing operations before income taxes	(71)	(71)	—	—%
Benefit for income taxes	(12)	(7)	(5)	(71)%

Loss from continuing operations	(59)	(64)	5	8%
Adjustments to loss from continuing operations:
Net investment (gains) losses	28	7	21	NM (1)
(Gains) losses on early extinguishment of debt	(3)	—	(3)	NM (1)
Expenses related to restructuring	1	1	—	—%
Taxes on adjustments	(5)	(1)	(4)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(38)	$(57)	$19	33%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower operating expenses and lower interest expense in the current year.
Revenues
Net investment losses increased primarily from higher derivative losses in the current year.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower employee-related and operating expenses, as well as a $3 million gain related to a repurchase of Genworth Holdings’ senior notes originally scheduled to mature in 2021.
Interest expense decreased largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020.
The benefit for income taxes for the three months ended June 30, 2020 was primarily driven by a tax benefit related to the pre-tax
loss, partially offset by tax expenses from the impairment of nondeductible goodwill and other nondeductible expenses. The benefit for income taxes for the three months ended June 30, 2019 was primarily from a tax benefit related to the pre-tax
loss, partially offset by tax expenses related to the Global Intangible Low Taxed Income (“GILTI”) provision of the TCJA, foreign operations and gains on forward starting swaps settled prior to the enactment of the TCJA.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

			Increase
			(decrease) and
	Six months ended		percentage
	June 30,		change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$4	$4	$—	—%
Net investment income	7	4	3	75%
Net investment gains (losses)	18	(28)	46	164%
Policy fees and other income	—	1	(1)	(100)%

Total revenues	29	(19)	48	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	3	2	1	50%
Acquisition and operating expenses, net of deferrals	18	26	(8)	(31)%
Amortization of deferred acquisition costs and intangibles	1	—	1	NM (1)
Interest expense	88	107	(19)	(18)%

Total benefits and expenses	110	135	(25)	(19)%

Loss from continuing operations before income taxes	(81)	(154)	73	47%
Benefit for income taxes	(10)	(16)	6	38%

Loss from continuing operations	(71)	(138)	67	49%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(18)	28	(46)	(164)%
(Gains) losses on early extinguishment of debt	5	—	5	NM (1)
Expenses related to restructuring	2	1	1	100%
Taxes on adjustments	3	(6)	9	150%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(79)	$(115)	$36	31%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower interest expense and lower operating expenses in the current year.
Revenues
The change to net investment gains in the current year from net investment losses in the prior year was predominantly related to derivative gains in the current year compared to derivative losses in the prior year.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower operating expenses and a $3 million gain related to a repurchase of Genworth Holdings’ senior notes originally scheduled to mature in 2021, partially offset by a make-whole premium of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and higher employee-related expenses in the current year.

Interest expense decreased largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020.
The benefit for income taxes for the six months ended June 30, 2020 was primarily driven by a tax benefit related to the pre-tax
loss, partially offset by tax expenses from the impairment of nondeductible goodwill, stock-based
compensation and other nondeductible expenses. The benefit for income taxes for the six months ended June 30, 2019 was primarily from a tax benefit related to the pre-tax
loss, partially offset by tax expenses related to gains on forward starting swaps settled prior to the enactment of the TCJA, the GILTI provision of the TCJA, foreign operations and other nondeductible expenses.
Investments and Derivative Instruments
Trends and conditions
Investments—credit and investment markets
During the second quarter of 2020, the U.S. Federal Reserve maintained interest rates near zero in response to the continued negative economic impact of
COVID-19
and forecasts interest rates will remain at current levels through 2022. After 100 to 150 basis point declines in U.S. Treasury yields across the curve in the first quarter of 2020, the accommodative economic policies from the U.S. Federal Reserve and negative growth expectations have held U.S. Treasury yields near those record lows through the second quarter of 2020. The
10-year
Treasury yield fell to a low of 54 basis points in first quarter of 2020, over 80 basis points lower than the previously historic low set in July 2016, and finished the second quarter of 2020 at 66 basis points, down four basis points from the end of the first quarter of 2020. The U.S. Treasury yield curve steepened in the second quarter of 2020 as
2-year
through
5-year
interest rates fell approximately 10 basis points while the
30-year
interest rate increased six basis points.
Economic data shows the U.S. economy contracted in both the first and second quarters of 2020 due to
COVID-19.
Monthly economic indicators, including unemployment rates, retail sales and industrial production, reached post-crisis levels in April 2020 but have shown some signs of partial recovery at the end of the second quarter of 2020. These negative economic indicators and the uncertainty surrounding the pace and extent of the economic recovery contributed to a forecasted contraction in U.S. gross domestic product for the full year 2020. In response to the escalating risks from
COVID-19
and in an effort to stimulate the U.S. economy, the CARES Act was signed into law during the first quarter of 2020 and supplementary stimulus packages were provided in the second quarter of 2020, which in total provided approximately $2.8 trillion of relief to individuals, businesses and government agencies, including government assistance and income tax benefits to businesses and enhanced unemployment and health benefits to individuals.
Credit markets responded to
COVID-19
and the subsequent economic downturn with widening of credit spreads to recessionary levels in the first quarter of 2020. Stay at home orders and partial economic shutdowns are expected to place a strain on corporate earnings and balance sheets, particularly in the hardest impacted sectors, which include airlines, lodging, gaming and portions of retail. A crude oil price war triggered by supply and demand imbalance drove crude oil price volatility and contributed to additional credit spread widening and pressure to the energy sector. The expanded U.S. Federal Reserve quantitative easing program included a $750 billion corporate credit facility to purchase investment grade and certain high yield corporate securities beginning in May 2020 and secondary market purchases of corporate bonds starting in June 2020. This support from the U.S. Federal Reserve helped reverse credit spread widening resulting from
COVID-19,
with credit spreads tightening throughout the second quarter of 2020 back to non-recessionary
levels.
At the end of the second quarter of 2020, we did not have any modifications or extensions of commercial mortgage loans that were considered troubled debt restructurings. Modified loans represented 20% of our total loan portfolio, as borrowers sought additional relief related to
COVID-19.
As a result of
COVID-19,
we expect the number of modifications or extensions related to our commercial mortgage loans to increase during the remainder of 2020. We are working with individual borrowers impacted by
COVID-19
to provide alternative forms of relief for a specified period of time. Most of our borrowers are current on payments and we do not anticipate a significant impact from troubled debt restructurings in 2020.
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
Our investment portfolio maintained approximately $2.8 billion of United Kingdom exposure, or approximately 4% of total fixed maturity securities as of June 30, 2020. These assets were primarily U.S. dollar-denominated fixed-income investments and we held no direct United Kingdom sovereign exposure. While the ultimate range of Brexit outcomes could lead to potential credit devaluation or rating agency downgrades of our United Kingdom related investments, at this time, we do not believe there is a material risk of investment impairments arising from the various Brexit scenarios.
As of June 30, 2020, our fixed maturity securities portfolio, which was 96% investment grade, comprised 82% of our total invested assets and cash.
Derivatives
Several of our master swap agreements previously contained credit downgrade provisions that allowed either party to assign or terminate the derivative transaction if the other party’s long-term unsecured credit or financial strength rating was below the limit defined in the applicable agreement. We renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements entirely or replace them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold and as of June 30, 2020, none of our insurance company master swap agreements have credit downgrade provisions. As of June 30, 2020, the RBC ratios of the respective insurance companies were above the thresholds negotiated in the applicable master swap agreements and therefore, no counterparty had rights to take action against us under the RBC threshold provisions.
As of June 30, 2020, $7.0 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of June 30, 2020, we posted initial margin of $228 million to our clearing agents, which represented approximately $68 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of June 30, 2020, $10.6 billion notional of our derivatives portfolio was in bilateral over-the-counter
(“OTC”) derivative transactions pursuant to which we have posted aggregate independent amounts of $437 million and are holding collateral from counterparties in the amount of $868 million.
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

Investment results
The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2020		2019		2020 vs. 2019
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.4%	$601	4.7%	$634	(0.3)%	$(33)
Fixed maturity securities—non-taxable	2.6%	1	6.1%	2	(3.5)%	(1)
Equity securities	4.1%	2	7.8%	5	(3.7)%	(3)
Commercial mortgage loans	4.9%	84	4.9%	85	—%	(1)
Policy loans	9.3%	49	8.8%	45	0.5%	4
Other invested assets (1)	23.3%	66	28.7%	59	(5.4)%	7
Cash, cash equivalents, restricted cash and short-term investments	0.6%	4	2.2%	11	(1.6)%	(7)

Gross investment income before expenses and fees	4.8%	807	5.1%	841	(0.3)%	(34)
Expenses and fees	(0.1)%	(21)	(0.1)%	(25)	—%	4

Net investment income	4.7%	$786	5.0%	$816	(0.3)%	$(30)

Average invested assets and cash		$67,598		$65,954		$1,644

	Six months ended June 30,				Increase (decrease)
	2020		2019		2020 vs. 2019
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$1,223	4.6%	$1,247	(0.1)%	$(24)
Fixed maturity securities—non-taxable	4.1%	3	6.1%	4	(2.0)%	(1)
Equity securities	3.8%	4	6.8%	9	(3.0)%	(5)
Commercial mortgage loans	4.9%	169	4.8%	167	0.1%	2
Policy loans	9.3%	98	9.2%	91	0.1%	7
Other invested assets (1)	20.5%	113	31.1%	118	(10.6)%	(5)
Cash, cash equivalents, restricted cash and short-term investments	1.0%	15	2.1%	22	(1.1)%	(7)

Gross investment income before expenses and fees	4.8%	1,625	5.0%	1,658	(0.2)%	(33)
Expenses and fees	(0.1)%	(46)	(0.1)%	(48)	—%	2

Net investment income	4.7%	$1,579	4.9%	$1,610	(0.2)%	$(31)

Average invested assets and cash		$67,596		$65,840		$1,756

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
For the three months ended June 30, 2020, annualized weighted-average investment yields decreased principally from lower yields on higher average invested assets. Net investment income included $19 million of lower income related to inflation-driven volatility on U.S. Government Treasury Inflation Protected Securities (“TIPS”) in the current year.

For the six months ended June 30, 2020, annualized weighted-average investment yields decreased primarily driven by lower yields on higher average invested assets. Net investment income included $15 million of lower limited partnership income and $12 million of lower income related to inflation-driven volatility on TIPS, partially offset by $11 million of higher prepayment speed adjustments on structured securities in the current year.
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2020	2019	2020	2019
Available-for-sale fixed maturity securities:
Realized gains	$119	$10	$133	$74
Realized losses	(5)	(21)	(6)	(27)

Net realized gains (losses) on available-for-sale fixed maturity securities	114	(11)	127	47

Impairments:
Total other-than-temporary impairments	—	—	—	—
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	—	—	—

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(7)	—	(7)	—
Net realized gains (losses) on equity securities sold	—	—	—	3
Net unrealized gains (losses) on equity securities still held	9	5	(10)	17
Limited partnerships	37	(11)	(3)	4
Commercial mortgage loans	1	1	1	—
Derivative instruments	10	(30)	(95)	(42)
Other	(5)	—	(6)	—

Net investment gains (losses)	$159	$(46)	$7	$29

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

•
We recorded net gains related to the sale of fixed maturity securities of $114 million during the three months ended June 30, 2020 driven primarily from the sale of U.S. government securities due to portfolio rebalancing and asset exposure management compared to net losses of $11 million during the three months ended June 30, 2019.

•
We recorded a $7 million credit loss on
available-for-sale
securities during the three months ended June 30, 2020 under the newly adopted current expected credit loss standard reflecting emerging credit distress due mostly to
COVID-19.

•
We recorded net gains on limited partnerships of $37 million during the three months ended June 30, 2020 driven largely by the recovery of equity markets in the second quarter of 2020 after the losses suffered in the first quarter of 2020 due to
COVID-19.
The three months ended June 30, 2019 included net losses of $11 million on limited partnerships mostly associated with mark to market adjustments.

•
Net investment gains related to derivatives of $10 million during the three months ended June 30, 2020 were primarily associated with gains from our foreign currency hedging programs that support our Australia Mortgage Insurance segment due to changes in the Australian dollar, partially offset by losses related to derivatives used to protect statutory surplus from equity market fluctuations as well as hedging programs for our fixed indexed annuities products.

Net investment losses related to derivatives of $30 million during the three months ended June 30, 2019 were primarily associated with hedging programs for our runoff variable annuity products and fixed indexed annuity products, as well as losses from derivatives used to hedge foreign currency risk associated with expected dividend payments from our Australia mortgage insurance business.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

•
We recorded $80 million of higher net gains related to the sale of fixed maturity securities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily from higher gains on the sale of U.S. government securities.

•
The change to net unrealized losses on equity securities and limited partnership investments during the six months ended June 30, 2020 from net unrealized gains during the six months ended June 30, 2019 was primarily from unfavorable equity market performance in the current year compared to favorable equity market performance in the prior year.

•
Net investment losses related to derivatives of $95 million during the six months ended June 30, 2020 were primarily associated with hedging programs that support our runoff variable annuity products and fixed indexed annuity products, as well as losses from our foreign currency hedging programs that support our Australia Mortgage Insurance segment due to changes in the Australian dollar, partially offset by gains from derivatives used to hedge foreign currency risk associated with expected dividend payments from our Australia mortgage insurance business.

Net investment losses related to derivatives of $42 million during the six months ended June 30, 2019 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuations. We also had losses related to hedging programs for our fixed indexed annuity products.
Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	June 30, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$44,794	58%	$42,162	57%
Private	18,750	24	18,177	24
Equity securities	206	—	239	—
Commercial mortgage loans, net	6,917	9	6,963	9
Policy loans	2,182	3	2,058	3
Other invested assets	2,473	3	1,632	2
Cash, cash equivalents and restricted cash	2,597	3	3,341	5

Total cash, cash equivalents, restricted cash and invested assets	$77,919	100%	$74,572	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2020, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities
As of June 30, 2020, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,877	$1,725	$—	$—	$5,602
State and political subdivisions	2,503	496	(1)	—	2,998
Non-U.S. government	1,424	125	(7)	—	1,542
U.S. corporate:
Utilities	4,392	879	(1)	—	5,270
Energy	2,454	203	(63)	—	2,594
Finance and insurance	7,400	1,017	(14)	—	8,403
Consumer—non-cyclical	5,132	1,147	(2)	—	6,277
Technology and communications	2,912	503	(4)	—	3,411
Industrial	1,350	157	(4)	—	1,503
Capital goods	2,580	454	(6)	—	3,028
Consumer—cyclical	1,748	224	(6)	—	1,966
Transportation	1,335	254	(24)	—	1,565
Other	340	38	—	—	378

Total U.S. corporate	29,643	4,876	(124)	—	34,395

Non-U.S. corporate:
Utilities	811	68	—	—	879
Energy	1,141	148	(14)	—	1,275
Finance and insurance	2,199	284	(16)	(1)	2,466
Consumer—non-cyclical	692	86	(1)	—	777
Technology and communications	1,066	182	(1)	—	1,247
Industrial	883	116	(4)	—	995
Capital goods	565	50	(2)	—	613
Consumer—cyclical	380	27	—	—	407
Transportation	560	84	(6)	(3)	635
Other	1,376	218	(3)	—	1,591

Total non-U.S. corporate	9,673	1,263	(47)	(4)	10,885

Residential mortgage-backed (1)	1,927	259	(2)	—	2,184
Commercial mortgage-backed	2,800	225	(52)	(3)	2,970
Other asset-backed	2,987	30	(49)	—	2,968

Total available-for-sale fixed maturity securities	$54,834	$8,999	$(282)	$(7)	$63,544

(1)	Fair value included $8 million collateralized by Alt-A residential mortgage loans and $21 million collateralized by sub-prime residential mortgage loans.

As of December 31, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,073	$952	$—	$—	$—	$5,025
State and political subdivisions	2,394	355	—	(2)	—	2,747
Non-U.S. government	1,235	117	—	(2)	—	1,350
U.S. corporate:
Utilities	4,322	675	—	—	—	4,997
Energy	2,404	303	—	(8)	—	2,699
Finance and insurance	6,977	798	—	(1)	—	7,774
Consumer—non-cyclical	4,909	796	—	(4)	—	5,701
Technology and communications	2,883	363	—	(1)	—	3,245
Industrial	1,271	125	—	—	—	1,396
Capital goods	2,345	367	—	(1)	—	2,711
Consumer—cyclical	1,590	172	—	(2)	—	1,760
Transportation	1,320	187	—	(1)	—	1,506
Other	292	30	—	—	—	322

Total U.S. corporate	28,313	3,816	—	(18)	—	32,111

Non-U.S. corporate:
Utilities	779	50	—	—	—	829
Energy	1,140	179	—	—	—	1,319
Finance and insurance	2,087	232	—	—	—	2,319
Consumer—non-cyclical	631	55	—	(2)	—	684
Technology and communications	1,010	128	—	—	—	1,138
Industrial	896	92	—	—	—	988
Capital goods	565	40	—	—	—	605
Consumer—cyclical	373	24	—	—	—	397
Transportation	557	73	—	(1)	—	629
Other	1,431	188	—	(2)	—	1,617

Total non-U.S. corporate	9,469	1,061	—	(5)	—	10,525

Residential mortgage-backed (1)	2,057	199	15	(1)	—	2,270
Commercial mortgage-backed	2,897	137	—	(8)	—	3,026
Other asset-backed	3,262	30	—	(7)	—	3,285

Total available-for-sale fixed maturity securities	$53,700	$6,667	$15	$(43)	$—	$60,339

(1)	Fair value included $9 million collateralized by Alt-A residential mortgage loans and $24 million collateralized by sub-prime residential mortgage loans.

Fixed maturity securities increased $3.2 billion compared to December 31, 2019 principally from an increase in unrealized gains related to a decrease in interest rates, as well as purchases exceeding sales, maturities and repayments in the current year.
Commercial mortgage loans
The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	June 30, 2020
(Dollar amounts in millions)	Total amortized cost	Number of loans	Debt-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2010 and prior	$1,069	381	36%	$—	—
2011	161	41	37%	—	—
2012	400	74	41%	—	—
2013	549	112	46%	—	—
2014	685	122	49%	10	1
2015	786	129	55%	—	—
2016	499	91	58%	—	—
2017	731	141	60%	—	—
2018	1,000	164	66%	—	—
2019	796	110	70%	—	—
2020	269	42	70%	—	—

Total	$6,945	1,407	54%	$10	1

(1)	Represents weighted-average debt-to-value as of June 30, 2020.

	December 31, 2019
(Dollar amounts in millions)	Total recorded investment	Number of loans	Debt-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2010 and prior	$1,182	419	37%	$—	—
2011	168	42	38%	—	—
2012	415	75	42%	—	—
2013	579	114	47%	—	—
2014	720	129	50%	—	—
2015	833	136	56%	—	—
2016	517	93	59%	—	—
2017	740	141	61%	—	—
2018	1,019	165	66%	—	—
2019	807	111	71%	—	—

Total	$6,980	1,425	54%	$—	—

(1)	Represents weighted-average debt-to-value as of December 31, 2019.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,024	41%	$290	18%
Limited partnerships	764	31	634	39
Bank loan investments	396	16	383	23
Short-term investments	212	9	260	16
Securities lending collateral	59	2	51	3
Other investments	18	1	14	1

Total other invested assets	$2,473	100%	$1,632	100%

Derivatives increased largely from a decrease in interest rates in the current year. Limited partnerships increased primarily from additional capital investments, partially offset return of capital in the current year.
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

		December 31,		Maturities/	June 30,
(Notional in millions)	Measurement	2019	Additions	terminations	2020
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,968	$1,158	$(1,880)	$8,246
Foreign currency swaps	Notional	110	—	—	110

Total cash flow hedges		9,078	1,158	(1,880)	8,356

Total derivatives designated as hedges		9,078	1,158	(1,880)	8,356

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Equity index options	Notional	2,451	883	(1,126)	2,208
Financial futures	Notional	1,182	3,082	(2,914)	1,350
Other foreign currency contracts	Notional	628	3,009	(2,618)	1,019

Total derivatives not designated as hedges		8,935	6,974	(6,658)	9,251

Total derivatives		$18,013	$8,132	$(8,538)	$17,607

(Number of policies)	Measurement	December 31, 2019	Additions	Maturities/ terminations	June 30, 2020
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	25,623	—	(992)	24,631
Fixed index annuity embedded derivatives	Policies	15,441	—	(668)	14,773
Indexed universal life embedded derivatives	Policies	884	—	(28)	856

The decrease in the notional value of derivatives was primarily attributable to terminations of interest rate swaps that support our long-term care insurance business, partially offset by an increase in foreign currency derivatives entered into to hedge an adverse legal settlement related to disputed claims denominated in a foreign currency.
The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Consolidated Balance Sheets
Total assets
. Total assets increased $2,295 million from $101,342 million as of December 31, 2019 to $103,637 million as of June 30, 2020.

•
Cash, cash equivalents, restricted cash and invested assets increased $3,347 million primarily from increases of $3,205 million and $841 million in fixed maturity securities and other invested assets, respectively. The increase in fixed maturity securities was predominantly related to higher unrealized gains mostly associated with a decrease in interest rates and from net purchases in the current year. The increase in other invested assets was principally from higher derivative assets driven mostly be lower interest rates in the current year. These increases were partially offset by a decrease in cash, cash equivalents and restricted cash of $744 million, largely related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020, the early repayment of Rivermont I’s non-recourse
funding obligations originally due in 2050, net purchases of fixed maturity securities and a $134 million interim litigation payment to AXA in the current year

•
DAC decreased $118 million principally associated with higher amortization largely driven by an increase in lapses mostly attributable to our large
20-year
term life insurance block entering its post-level premium, partially offset by shadow accounting adjustments driven by the recognition of higher unrealized gains in the current year. The shadow accounting adjustments increased DAC by approximately $57 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss).

•
Reinsurance recoverable decreased $203 million mainly attributable to the runoff of our structured settlement products ceded to UFLIC, an affiliate of our former parent, General Electric Company
(“GE”).

•	Deferred tax asset decreased $139 million primarily due to higher unrealized gains on derivatives and investments in the current year.

•	Separate account assets decreased $572 million primarily due to surrenders and unfavorable equity market performance in the current year.
Total liabilities
. Total liabilities increased $1,839 million from $86,710 million as of December 31, 2019 to $88,549 million as of June 30, 2020.

•
Future policy benefits increased $1,079 million primarily driven by shadow accounting adjustments associated with the recognition of higher unrealized gains. The shadow accounting adjustments increased future policy benefits by approximately $913 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). This decrease was partially offset by aging of our long-term care insurance in-force
block and an increase in incremental reserves of $137 million recorded in connection with an accrual for profits followed by losses in the current year.

•
Policyholder account balances increased $704 million largely attributable to shadow accounting adjustments in connection with the recognition of higher unrealized gains mostly in our universal life insurance products and from unfavorable equity market performance in our variable annuity products, partially offset by surrenders and benefits in our fixed annuities business in the current year.

•
Liability for policy and contract claims increased $322 million mostly related to our U.S. mortgage insurance business primarily attributable to a significant increase in the number of new delinquencies driven largely by borrower forbearance resulting from
COVID-19.
In addition, existing reserves were strengthened by $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The increase was also attributable to our long-term care insurance business primarily attributable to new claims, which includes higher new claims frequency as a result of the aging of the in-force
block, as well as higher severity, partially offset by an increase in claim terminations driven mostly by higher mortality and favorable development on prior year incurred but not reported claims in the current year. Given the lower new claim counts submitted during
COVID-19,
incurred but not reported reserves were strengthened by $37 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims.

•	Other liabilities increased $647 million principally due to higher counterparty collateral driven mostly by lower interest rates increasing derivative valuations in the current year.

•	Non-recourse funding obligations decreased $311 million due to the early redemption of Rivermont I’s outstanding non-recourse funding obligations originally due in 2050.

•
Long-term borrowings decreased $460 million mainly attributable to the early redemption of Genworth Holdings’ 7.70% senior notes originally scheduled to mature in June 2020. In addition, Genworth Holdings repurchased $66 million principal amount of its senior notes with 2021 maturity dates in the current year.

•
Liabilities related to discontinued operations increased $519 million predominantly from a higher accrual recorded in the current year associated with a settlement agreement reached with AXA. See note 14 in our unaudited condensed consolidated financial statements under “Item 1 — Financial Statements” for additional details.

Total equity
. Total equity increased $456 million from $14,632 million as of December 31, 2019 to $15,088 million as of June 30, 2020.

•
We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $507 million for the six months ended June 30, 2020. We also adopted new accounting guidance on January 1, 2020 related to estimating expected credit losses that was applied on a modified retrospective basis, resulting in a $55 million decrease to retained earnings in the current year.

•
Derivatives qualifying as hedges and unrealized gains on investments increased $675 million and $355 million, respectively, primarily from a decrease in interest rates. The increase in unrealized gains on investments was also attributable to the tightening of credit spreads on our corporate bond investments during the second quarter of 2020, reversing much of the widening experienced in the first quarter of 2020 due to
COVID-19.

Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.
Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2020	2019
Net cash from operating activities	$1,299	$795
Net cash used by investing activities	(887)	(351)
Net cash used by financing activities	(1,144)	(695)

Net decrease in cash before foreign exchange effect	$(732)	$(251)

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
We had higher cash inflows from operating activities in the current year mainly attributable to higher collateral posted by counterparties related to our derivative positions and a lower amount of policy loans issued in our corporate-owned life insurance product, partially offset by a $134 million interim litigation payment to AXA in the current year.
We had higher cash outflows from investing activities primarily driven by net purchases of fixed maturity securities in the current year compared to net sales in the prior year, partially offset by lower commercial mortgage loan originations and higher net sales of short-term investments in the current year.
We had higher cash outflows from financing activities in the current year principally from the early redemption of $397 million of Genworth Holdings’ senior notes originally scheduled to mature in June 2020, the early redemption of $315 million of Rivermont I’s non-recourse
funding obligations originally due in 2050 and the repurchase of $66 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates, partially offset by lower net withdrawals from our investment contracts.
We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary.
Genworth—holding company
Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have any significant operations of their own. Dividends from their respective subsidiaries, payments to them under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings or securities issuances are their principal sources of cash to meet their obligations. Insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. We expect dividends paid by the insurance subsidiaries will vary depending on strategic objectives, capital levels, regulatory requirements and business performance, including the expected adverse impacts from
COVID-19.
The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings or other obligations (including payments to AXA under a secured promissory note related to discontinued operations), payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on our mortgage insurance businesses so they remain appropriately capitalized and accelerating progress on reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity.
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
Genworth Holdings had $504 million and $1,461 million of cash, cash equivalents and restricted cash as of June 30, 2020 and December 31, 2019, respectively, which included $10 million of restricted cash equivalents as of June 30, 2020. Genworth Holdings also held $50 million and $70 million in U.S. government securities as of June 30, 2020 and December 31, 2019, respectively, which included approximately $49 million and $48 million, respectively, of restricted assets. The decrease in Genworth Holdings cash, cash equivalents and restricted cash was principally driven by the repayment of long-term debt and intercompany notes and a $134 million interim litigation payment to AXA. For additional details on the decrease in cash, cash equivalents and restricted cash, see below under “—Capital resources and financing activities.”
On July 20, 2020, we reached a settlement agreement with AXA regarding a dispute over payment protection insurance mis-selling claims sold by our former lifestyle protection insurance business that was acquired by AXA in December 2015. Under the settlement agreement, we paid an initial amount of £100 million ($125 million) to AXA on July 21, 2020. This cash disbursement did not reduce the amount of cash, cash equivalents and restricted cash held by Genworth Holdings as of June 30, 2020 but will be reflected as a reduction in cash in the third quarter of 2020.
During the six months ended June 30, 2020 and 2019, Genworth received cash dividends from its international subsidiaries of $11 million and $105 million, respectively.
Due to the macroeconomic uncertainty resulting from
COVID-19,
we do not expect to receive further dividends from our mortgage insurance businesses in 2020. Future dividends and the timing of their distribution will depend on the economic recovery from
COVID-19
and prepayment obligations under the secured promissory note issued in connection with the AXA settlement agreement, among other factors.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2020, our total cash, cash equivalents, restricted cash and invested assets were $77.9 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 37% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of June 30, 2020.
As of June 30, 2020, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. Credit risk transfer transactions provided an estimated aggregate of $1,043 million of PMIERs capital credit as of June 30, 2020. In the second quarter of 2020, our U.S. mortgage insurance business completed an aggregate excess of loss reinsurance transaction providing up to $300 million of reinsurance coverage on our 2009 to 2019 book years that is intended to provide PMIERs capital credit for elevated delinquencies as result of
COVID-19.
The second quarter of 2020 PMIERs sufficiency included an estimated $180 million of capital credit from this transaction. Our U.S. mortgage insurance business may execute future risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time. We believe that future credit risk transfer transactions may be more difficult to execute, if possible at all, and may have a higher cost during and following COVID-19.
Capital resources and financing activities
Capital resources
On July 3, 2020, GFMIPL issued AUD$147 million floating rate subordinated notes due in July 2030 in exchange for AUD$147 million of its floating rate subordinated notes due in July 2025. In addition, on July 3, 2020, GFMIPL issued AUD$43 million floating rate subordinated notes due in July 2030. These notes will pay interest quarterly at a floating rate equal to the three-month bank bill swap reference rate plus a margin of a minimum of 5.0% per annum. GFMIPL has an option to redeem the notes at face value on July 3, 2025 and every interest payment date thereafter up to and excluding the maturity date, and for certain tax and regulatory events (in each case subject to APRA’s prior written approval). Following the settlement of these transactions, GFMIPL has outstanding floating rate subordinated notes of AUD$53 million due in July 2025 and AUD$190 million due in July 2030.
Financing activities
During the six months ended June 30, 2020, Genworth Holdings repurchased $66 million principal amount of its senior notes with 2021 maturity dates for a pre-tax
gain of $4 million.
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
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, redeemed all of its $315 million of outstanding non-recourse
funding obligations due in 2050. The early redemption resulted in a pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs.
In addition to the partial settlement payment of £100 million ($125 million) paid to AXA on July 21, 2020, we also issued a secured promissory note to AXA, under which we agreed to make deferred cash payments totaling approximately £317 million in two installment payments in June 2022 and September 2022, subject to certain prepayment obligations. Future claims that are still being processed, which are currently estimated to be approximately £107 million, will be added to the promissory note as part of the September 2022 payment. The promissory note will accrue interest at a fixed rate of 5.25% due quarterly, with a potential for an interest rate decrease to 2.75% following certain prepayment trigger events.
Certain conditions and events occurring and expected to occur raise doubt about our ability to meet our financial obligations for the next year given Genworth Holdings current unrestricted cash and cash equivalents balance of $494 million. However, we believe management’s plans alleviate this doubt. Our evaluation of our ability to meet our obligations included the following contractual obligations due within one year from the issue date of our unaudited condensed consolidated financial statements, along with other certain conditions and events:

•
a partial settlement payment in the amount of £100 million ($125 million) paid to AXA on July 21, 2020. In addition, over the next year, we expect to pay AXA approximately $25 million in interest on the secured promissory note, assuming we do not make any pre-payments, and we may make an additional one-time payment of approximately $40 million for an unrelated liability and other expenses;

•	Genworth Holdings has $356 million of its 7.20% senior notes maturing in February 2021;

•	interest payments on our senior notes are forecasted to be $158 million for the next twelve months;

•	we do not expect to receive further dividends in 2020 from our mortgage insurance subsidiaries due to higher delinquencies and the impact to capital levels resulting from COVID-19; and

•
due to the uncertain macroeconomic conditions surrounding
COVID-19,
on June 30, 2020, Genworth and China Oceanwide agreed to a fifteenth waiver and agreement extending the merger deadline to no later than September 30, 2020. However, the consummation of this transaction is dependent on steps outside of our control; accordingly, the associated post-closing capital contributions from China Oceanwide cannot be included as a potential source of liquidity.

We believe management’s plans alleviate doubt about our ability to meet our financial obligations for the next year. These plans include actively taking steps to raise capital to address our obligations, including a debt financing as well as, should our pending transaction with China Oceanwide not close, preparing for a 19.9% public offering of our U.S. mortgage insurance business subject to market conditions. We expect to engage in a debt financing through our U.S. mortgage insurance business later in 2020 which, along with existing cash and cash equivalents, would provide Genworth Holdings sufficient liquidity to meet its obligations and maintain business operations for one year from the issue date of the unaudited condensed consolidated financial statements. We believe this debt financing is probable to be effectively implemented given the value of the U.S. mortgage insurance business, the healthy conditions of the relevant credit markets, recent similar peer transactions and our history of similar refinancing transactions, among other factors.
In addition to the contractual obligations due within one year from the issue date of our unaudited condensed consolidated financial statements listed above, we also have, among other obligations, debt maturing in September 2021 of approximately $660 million and installment payments due to AXA under the secured promissory note as described above. Beyond management’s plans described above, we believe additional sources of cash coming from payments under tax sharing and expense reimbursement arrangements with subsidiaries, and if necessary, sales of assets, would provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. However, until the secured promissory note issued to AXA has been repaid, certain prepayment obligations thereunder place significant constraints on our ability to repay debt (other than the 2021 debt maturities) with the proceeds of new debt financing, equity offerings, asset sales or dividends from subsidiaries. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Our cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. We may move below or above our targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. We continue to evaluate our target level of liquidity as circumstances warrant. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with certainty the impact to us from future disruptions in the credit markets or the recent or any further future downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company debt. In the absence of the transaction with China Oceanwide, we currently expect we would need to pursue a 19.9% public offering of our U.S. mortgage insurance business to address our debt maturities and other obligations. The timing and feasibility of such a potential transaction may adversely be affected by
COVID-19.
The availability of additional funding, including a debt financing or an equity offering through our U.S. mortgage insurance business, will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, credit ratings and credit capacity and the performance of and outlook for our U.S. mortgage insurance business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” and “Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation” in our 2019 Annual Report on Form
10-K.
These risks may be exacerbated by the economic impact of
COVID-19.
No references herein to any potential debt or equity financing constitutes an offering of securities.
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

The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of June 30, 2020 and December 31, 2019, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the six months ended June 30, 2020 and for the year ended December 31, 2019.
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

The following table presents the condensed consolidating balance sheet information as of June 30, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $54,834 and allowance for credit losses of $7)	$—	$—	$63,544	$—	$63,544
Equity securities, at fair value	—	—	206	—	206
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,945	—	6,945
Less: Allowance for credit losses	—	—	(28)	—	(28)

Commercial mortgage loans, net	—	—	6,917	—	6,917
Policy loans	—	—	2,182	—	2,182
Other invested assets	—	50	2,423	—	2,473
Investments in subsidiaries	14,548	16,174	—	(30,722)	—

Total investments	14,548	16,224	75,272	(30,722)	75,322
Cash, cash equivalents and restricted cash	—	504	2,093	—	2,597
Accrued investment income	—	—	601	—	601
Deferred acquisition costs	—	—	1,718	—	1,718
Intangible assets and goodwill	—	—	223	—	223
Reinsurance recoverable	—	—	16,944	—	16,944
Less: Allowance for credit losses	—	—	(44)	—	(44)

Reinsurance recoverable, net	—	—	16,900	—	16,900
Other assets	5	188	261	—	454
Intercompany notes receivable	96	214	—	(310)	—
Deferred tax assets	9	944	(667)	—	286
Separate account assets	—	—	5,536	—	5,536

Total assets	$14,658	$18,074	$101,937	$(31,032)	$103,637

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$41,463	$—	$41,463
Policyholder account balances	—	—	22,921	—	22,921
Liability for policy and contract claims	—	—	11,280	—	11,280
Unearned premiums	—	—	1,804	—	1,804
Other liabilities	15	109	1,951	—	2,075
Intercompany notes payable	—	96	214	(310)	—
Long-term borrowings	—	2,679	138	—	2,817
Separate account liabilities	—	—	5,536	—	5,536
Liabilities related to discontinued operations	—	653	—	—	653

Total liabilities	15	3,537	85,307	(310)	88,549

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,996	12,761	18,432	(31,193)	11,996
Accumulated other comprehensive income (loss)	4,447	4,447	4,539	(8,986)	4,447
Retained earnings	899	(2,671)	(7,089)	9,760	899
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,643	14,537	15,885	(30,422)	14,643
Noncontrolling interests	—	—	745	(300)	445

Total equity	14,643	14,537	16,630	(30,722)	15,088

Total liabilities and equity	$14,658	$18,074	$101,937	$(31,032)	$103,637

The following table presents the condensed consolidating balance sheet information as of December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$60,539	$(200)	$60,339
Equity securities, at fair value	—	—	239	—	239
Commercial mortgage loans ($47 are restricted related to a securitization entity)	—	—	6,963	—	6,963
Policy loans	—	—	2,058	—	2,058
Other invested assets	—	71	1,561	—	1,632
Investments in subsidiaries	14,079	15,090	—	(29,169)	—

Total investments	14,079	15,161	71,360	(29,369)	71,231
Cash, cash equivalents and restricted cash	—	1,461	1,880	—	3,341
Accrued investment income	—	—	657	(3)	654
Deferred acquisition costs	—	—	1,836	—	1,836
Intangible assets and goodwill	—	—	201	—	201
Reinsurance recoverable	—	—	17,103	—	17,103
Other assets	4	201	239	(1)	443
Intercompany notes receivable	119	132	—	(251)	—
Deferred tax assets	13	821	(409)	—	425
Separate account assets	—	—	6,108	—	6,108

Total assets	$14,215	$17,776	$98,975	$(29,624)	$101,342

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$40,384	$—	$40,384
Policyholder account balances	—	—	22,217	—	22,217
Liability for policy and contract claims	—	—	10,958	—	10,958
Unearned premiums	—	—	1,893	—	1,893
Other liabilities	30	118	1,285	(5)	1,428
Intercompany notes payable	—	319	132	(451)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,137	140	—	3,277
Separate account liabilities	—	—	6,108	—	6,108
Liabilities related to discontinued operations	—	134	—	—	134

Total liabilities	30	3,708	83,428	(456)	86,710

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,990	12,761	18,431	(31,192)	11,990
Accumulated other comprehensive income (loss)	3,433	3,433	3,474	(6,907)	3,433
Retained earnings	1,461	(2,126)	(7,108)	9,234	1,461
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,185	14,068	14,800	(28,868)	14,185
Noncontrolling interests	—	—	747	(300)	447

Total equity	14,185	14,068	15,547	(29,168)	14,632

Total liabilities and equity	$14,215	$17,776	$98,975	$(29,624)	$101,342

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,034	$—	$2,034
Net investment income	(2)	5	1,579	(3)	1,579
Net investment gains (losses)	—	8	(1)	—	7
Policy fees and other income	—	2	356	(3)	355

Total revenues	(2)	15	3,968	(6)	3,975

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,847	—	2,847
Interest credited	—	—	280	—	280
Acquisition and operating expenses, net of deferrals	15	5	452	—	472
Amortization of deferred acquisition costs and intangibles	—	—	209	—	209
Goodwill impairment	—	—	5	—	5
Interest expense	—	92	10	(6)	96

Total benefits and expenses	15	97	3,803	(6)	3,909

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(17)	(82)	165	—	66
Provision (benefit) for income taxes	—	(17)	53	—	36
Equity in income (loss) of subsidiaries	(491)	96	—	395	—

Income (loss) from continuing operations	(508)	31	112	395	30
Income (loss) from discontinued operations, net of taxes	1	(521)	—	—	(520)

Net income (loss)	(507)	(490)	112	395	(490)
Less: net income from continuing operations attributable to noncontrolling interests	—	—	17	—	17
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(507)	$(490)	$95	$395	$(507)

The following table presents the condensed consolidating income statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,037	$—	$4,037
Net investment income	(3)	10	3,228	(15)	3,220
Net investment gains (losses)	—	(5)	55	—	50
Policy fees and other income	—	2	792	(5)	789

Total revenues	(3)	7	8,112	(20)	8,096

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,163	—	5,163
Interest credited	—	—	577	—	577
Acquisition and operating expenses, net of deferrals	20	—	942	—	962
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Interest expense	3	231	25	(20)	239

Total benefits and expenses	23	231	7,148	(20)	7,382

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(26)	(224)	964	—	714
Provision (benefit) for income taxes	(3)	(45)	243	—	195
Equity in income of subsidiaries	366	177	—	(543)	—

Income (loss) from continuing operations	343	(2)	721	(543)	519
Income (loss) from discontinued operations, net of taxes	—	(140)	151	—	11

Net income (loss)	343	(142)	872	(543)	530
Less: net income from continuing operations attributable to noncontrolling interests	—	—	64	—	64
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	123	—	123

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$343	$(142)	$685	$(543)	$343

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(507)	$(490)	$112	$395	$(490)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	363	363	363	(727)	362
Net unrealized gains (losses) on securities with an allowance for credit losses	(8)	(8)	(8)	16	(8)
Derivatives qualifying as hedges	675	675	725	(1,400)	675
Foreign currency translation and other adjustments	(16)	(16)	(25)	32	(25)

Total other comprehensive income (loss)	1,014	1,014	1,055	(2,079)	1,004

Total comprehensive income	507	524	1,167	(1,684)	514
Less: comprehensive income attributable to noncontrolling interests	—	—	7	—	7

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$507	$524	$1,160	$(1,684)	$507

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$343	$(142)	$872	$(543)	$530
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than- temporarily impaired	859	842	846	(1,701)	846
Net unrealized gains (losses) on other-than-temporarily impaired securities	2	2	2	(4)	2
Derivatives qualifying as hedges	221	221	247	(468)	221
Foreign currency translation and other adjustments	307	224	486	(530)	487

Total other comprehensive income (loss)	1,389	1,289	1,581	(2,703)	1,556

Total comprehensive income	1,732	1,147	2,453	(3,246)	2,086
Less: comprehensive income attributable to noncontrolling interests	—	—	354	—	354

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,732	$1,147	$2,099	$(3,246)	$1,732

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income (loss)	$(507)	$(490)	$112	$395	$(490)
Less (income) loss from discontinued operations, net of taxes	(1)	521	—	—	520
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Equity in income (loss) from subsidiaries	491	(96)	—	(395)	—
Dividends from subsidiaries	—	11	(11)	—	—
Amortization of fixed maturity securities discounts and premiums	—	3	(53)	—	(50)
Net investment (gains) losses	—	(8)	1	—	(7)
Charges assessed to policyholders	—	—	(314)	—	(314)
Acquisition costs deferred	—	—	(9)	—	(9)
Amortization of deferred acquisition costs and intangibles	—	—	209	—	209
Goodwill impairment	—	—	5	—	5
Deferred income taxes	3	29	(4)	—	28
Derivative instruments, limited partnerships and other	—	(54)	245	—	191
Stock-based compensation expense	19	—	—	—	19
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	(3)	(122)	(5)	(131)
Insurance reserves	—	—	674	—	674
Current tax liabilities	(6)	23	(18)	—	(1)
Other liabilities, policy and contract claims and other policy-related balances	(15)	(133)	798	5	655

Net cash from (used by) operating activities	(17)	(197)	1,513	—	1,299

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,687	—	1,687
Commercial mortgage loans	—	—	302	—	302
Other invested assets	—	—	71	—	71
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,657	—	1,657
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,166)	—	(4,166)
Commercial mortgage loans	—	—	(271)	—	(271)
Other invested assets	—	—	(236)	—	(236)
Short-term investments, net	—	20	39	—	59
Policy loans, net	—	—	10	—	10
Intercompany notes receivable	23	(82)	200	(141)	—
Capital contributions to subsidiaries	(1)	—	1	—	—

Net cash from (used by) investing activities	22	(62)	(706)	(141)	(887)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	516	—	516
Withdrawals from universal life and investment contracts	—	—	(914)	—	(914)
Redemption of non-recourse funding obligations	—	—	(315)	—	(315)
Repayment and repurchase of long-term debt	—	(471)	—	—	(471)
Dividends paid to noncontrolling interests	—	—	(9)	—	(9)
Intercompany notes payable	—	(223)	82	141	—
Other, net	(5)	(4)	58	—	49

Net cash used by financing activities	(5)	(698)	(582)	141	(1,144)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(12)	—	(12)

Net change in cash, cash equivalents and restricted cash	—	(957)	213	—	(744)
Cash, cash equivalents and restricted cash at beginning of period	—	1,461	1,880	—	3,341

Cash, cash equivalents and restricted cash at end of period	—	504	2,093	—	2,597
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$504	$2,093	$—	$2,597

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$343	$(142)	$872	$(543)	$530
Less (income) loss from discontinued operations, net of taxes	—	140	(151)	—	(11)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in income from subsidiaries	(366)	(177)	—	543	—
Dividends from subsidiaries	250	1,352	(1,602)	—	—
Amortization of fixed maturity securities discounts and premiums	—	8	(126)	—	(118)
Net investment (gains) losses	—	5	(55)	—	(50)
Charges assessed to policyholders	—	—	(699)	—	(699)
Acquisition costs deferred	—	—	(27)	—	(27)
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Deferred income taxes	1	132	6	—	139
Derivative instruments and limited partnerships	—	(35)	(63)	—	(98)
Stock-based compensation expense	26	—	1	—	27
Change in certain assets and liabilities:
Accrued investment income and other assets	—	7	(365)	—	(358)
Insurance reserves	—	—	1,259	—	1,259
Current tax liabilities	16	(43)	53	—	26
Other liabilities, policy and contract claims and other policy-related balances	(17)	(44)	668	2	609
Cash from operating activities—discontinued operations	—	134	275	—	409

Net cash from operating activities	253	1,337	487	2	2,079

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,436	—	3,436
Commercial mortgage loans	—	—	582	—	582
Restricted commercial mortgage loans related to a securitization entity	—	—	15	—	15
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,883	—	3,883
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(6,899)	—	(6,899)
Commercial mortgage loans	—	—	(813)	—	(813)
Other invested assets, net	—	5	(392)	(2)	(389)
Policy loans, net	—	—	62	—	62
Intercompany notes receivable	(119)	48	6	65	—
Capital contributions to subsidiaries	(5)	—	5	—	—
Proceeds from sale of business, net of cash transferred	—	—	1,398	—	1,398
Cash from investing activities—discontinued operations	—	—	26	—	26

Net cash from (used by) investing activities	(124)	53	1,309	63	1,301

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	824	—	824
Withdrawals from universal life and investment contracts	—	—	(2,319)	—	(2,319)
Repayment and repurchase of long-term debt	—	(446)	—	—	(446)
Intercompany notes payable	(122)	112	75	(65)	—
Repurchase of subsidiary shares	—	—	(22)	—	(22)
Dividends paid to noncontrolling interests	—	—	(87)	—	(87)
Other, net	(7)	(24)	(4)	—	(35)
Cash used by financing activities—discontinued operations	—	—	(132)	—	(132)

Net cash used by financing activities	(129)	(358)	(1,665)	(65)	(2,217)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $6 related to discontinued operations)	—	—	1	—	1

Net change in cash, cash equivalents and restricted cash	—	1,032	132	—	1,164
Cash, cash equivalents and restricted cash at beginning of period	—	429	1,748	—	2,177

Cash, cash equivalents and restricted cash at end of period	—	1,461	1,880	—	3,341
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$1,461	$1,880	$—	$3,341

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2019, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $300 million to us in 2020, and the remaining net assets are considered restricted. While the $300 million is considered unrestricted, our insurance subsidiaries will not pay dividends to us in 2020 at this level as they need to retain capital to meet regulatory requirements and preserve desired capital thresholds. As of June 30, 2020, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.2 billion and $15.9 billion, respectively.
Securitization Entities
There were no
off-balance
sheet securitization transactions during the six months ended June 30, 2020 or 2019.
New Accounting Standards
For a discussion of recently adopted accounting standards, see note 2 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. Except as disclosed below and in our executive summary under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of
Operations—COVID-19
Summary,” there were no other material changes in our market risks since December 31, 2019. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions, including changes in interest rates.
We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and
non-U.S.-denominated
securities. Our primary international operations are located in Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income (loss). As of June 30, 2020, the U.S. dollar strengthened against the Australian dollar compared to the respective balance sheet rate as of December 31, 2019. In the second quarter of 2020, the U.S. dollar strengthened against the Australian dollar compared to the respective average rate in the second quarter of 2019. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2020
During the three months ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
See note 12 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2019 Annual Report on Form
10-K,
which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2020.
COVID-19
could materially adversely affect our financial condition and results of operations.
COVID-19
has brought unprecedented changes to the global economy. Large scale disruption in the U.S. economy is leaving several industries non-operational
through state and federal mandated shutdowns in an effort to contain the spread of
COVID-19.
Unemployment claims have increased significantly, reducing consumer confidence to its lowest level since the 2008 financial crisis. The level of uncertainty created by
COVID-19
is
far-reaching
and difficult to estimate. We are unsure of the ultimate impact
COVID-19
will have on our business, and conditions, including economic and operational, are evolving rapidly.
COVID-19
exposes our business to significant risks, including interest rate declines, significantly higher levels of unemployment, liquidity pressures, credit risk on our investment portfolio, equity market volatility, and operational, information technology and personnel risks. We could experience significant declines in asset valuations and potential material asset impairments, as well as unexpected changes in persistency rates, as policyholders and contractholders who are affected by the pandemic may not be able to meet their contractual obligations, such as premium payments on their insurance policies, deposits to their investment products, or mortgage payments on their loans insured by our mortgage insurance policies. The pandemic has decreased historically low interest rates further and could also significantly increase our mortality and morbidity experience and/or impact our ability to successfully implement in-force
rate actions (including increased premiums and associated benefit reductions), all of which could result in higher reserve charges and an adverse impact to our financial results in our U.S. life insurance businesses. Regarding our mortgage insurance businesses,
COVID-19
has resulted in significantly higher levels of unemployment, which has and may continue to increase delinquencies, and could reduce mortgage originations, the need for mortgage insurance and have an adverse effect on home prices, all of which would result in a significant adverse impact to our financial condition and results of operations in our mortgage insurance businesses. Losses in our mortgage insurance businesses could lead to lower credit ratings and impaired capital, which could hinder our mortgage insurance businesses from offering their products, preclude them from returning capital to our holding company for prolonged periods of time, and thereby harm our liquidity.
COVID-19
could also disrupt medical and financial services and has resulted in us practicing social distancing with our employees through office closures, all of which could disrupt our normal business operations. The level of disruption, the economic downturn, the global recession, and the far-reaching
effects of
COVID-19
could negatively affect our investment portfolio and cause the harms to our business to persist for long periods of time. As a result of the foregoing, any of the risks identified above or other related
COVID-19
risks may have a material adverse impact on us, including a material adverse effect on our financial condition and results of operations.

Item 6.	Exhibits

Number	Description

2.1	Fifteenth Waiver and Agreement, dated as of June 30, 2020, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 30, 2020)

10.1§	Form of 2020-2022 Performance Stock Unit Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.2§	Form of 2020-2022 Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.3§	Form of 2020-2022 Cash Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.4	Secured Promissory Note, dated as of July 20, 2020, issued by Genworth Financial, Inc. and Genworth Financial International Holdings, LLC to AXA S.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2020)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020, has been formatted in Inline XBRL

§	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: August 5, 2020

	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)