Form 10-Q
period 2020-09-30
GENWORTH FINANCIAL INC
filed 2020-11-05
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
28
, 2020, 505,594,794
shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $55,252 and allowance for credit losses of $5 as of September 30, 2020)	$64,416	$60,339
Equity securities, at fair value	629	239
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of September 30, 2020 and December 31, 2019)	6,911	6,976
Less: Allowance for credit losses	(31)	(13)

Commercial mortgage loans, net	6,880	6,963
Policy loans	2,153	2,058
Other invested assets	2,402	1,632

Total investments	76,480	71,231
Cash, cash equivalents and restricted cash	2,780	3,341
Accrued investment income	650	654
Deferred acquisition costs	1,623	1,836
Intangible assets and goodwill	209	201
Reinsurance recoverable	16,832	17,103
Less: Allowance for credit losses	(44)	—

Reinsurance recoverable, net	16,788	17,103
Other assets	445	443
Deferred tax asset	250	425
Separate account assets	5,700	6,108

Total assets	$104,925	$101,342

Liabilities and equity
Liabilities:
Future policy benefits	$41,995	$40,384
Policyholder account balances	22,731	22,217
Liability for policy and contract claims	11,373	10,958
Unearned premiums	1,846	1,893
Other liabilities	1,913	1,386
Non-recourse funding obligations	—	311
Long-term borrowings	3,570	3,277
Separate account liabilities	5,700	6,108
Liabilities related to discontinued operations	565	176

Total liabilities	89,693	86,710

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 594 million and 592 million shares issued as of September 30, 2020 and December 31, 2019, respectively; 506 million and 504 million shares outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	11,997	11,990
Accumulated other comprehensive income (loss)	4,141	3,433
Retained earnings	1,317	1,461
Treasury stock, at cost (88 million shares as of September 30, 2020 and December 31, 2019)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,756	14,185
Noncontrolling interests	476	447

Total equity	15,232	14,632

Total liabilities and equity	$104,925	$101,342

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Premiums	$1,034	$1,015	$3,068	$3,004
Net investment income	827	816	2,406	2,426
Net investment gains (losses)	375	(2)	382	27
Policy fees and other income	184	191	539	601
Total revenues	2,420	2,020	6,395	6,058
Benefits and expenses:
Benefits and other changes in policy reserves	1,299	1,284	4,146	3,817
Interest credited	137	146	417	439
Acquisition and operating expenses, net of deferrals	249	247	721	713
Amortization of deferred acquisition costs and intangibles	101	112	310	277
Goodwill impairment	—	—	5	—
Interest expense	49	59	145	179
Total benefits and expenses	1,835	1,848	5,744	5,425
Income from continuing operations before income taxes	585	172	651	633
Provision for income taxes	150	34	186	169
Income from continuing operations	435	138	465	464
Income (loss) from discontinued operations, net of taxes	1	(80)	(519)	42
Net income (loss)	436	58	(54)	506
Less: net income from continuing operations attributable to noncontrolling interests	18	10	35	45
Less: net income from discontinued operations attributable to noncontrolling interests	—	30	—	101
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$418	$18	$(89)	$360
Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$417	$128	$430	$419
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	1	(110)	(519)	(59)
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$418	$18	$(89)	$360
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.83	$0.25	$0.85	$0.83
Diluted	$0.82	$0.25	$0.84	$0.82
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.83	$0.04	$(0.18)	$0.72
Diluted	$0.82	$0.04	$(0.17)	$0.71
Weighted-average common shares outstanding:
Basic	505.6	503.5	505.1	502.7
Diluted	511.5	511.2	511.2	509.5
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$436	$58	$(54)	$506
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(98)	—	264	—
Net unrealized gains (losses) on securities with an allowance for credit losses	(2)	—	(10)	—
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	371	—	1,126
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	—	1
Derivatives qualifying as hedges	(226)	276	449	478
Foreign currency translation and other adjustments	33	(64)	8	33

Total other comprehensive income (loss)	(293)	583	711	1,638

Total comprehensive income	143	641	657	2,144
Less: comprehensive income attributable to noncontrolling interests	31	14	38	206

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$112	$627	$619	$1,938

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended September 30, 2020
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2020	$1	$11,996	$4,447	$899	$(2,700)	$14,643	$445	$15,088
Comprehensive income (loss):
Net income	—	—	—	418	—	418	18	436
Other comprehensive income (loss), net of taxes	—	—	(306)	—	—	(306)	13	(293)

Total comprehensive income						112	31	143
Stock-based compensation expense and exercises and other	—	1	—	—	—	1	—	1

Balances as of September 30, 2020	$1	$11,997	$4,141	$1,317	$(2,700)	$14,756	$476	$15,232

	Three months ended September 30, 2019
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2019	$1	$11,983	$3,013	$1,460	$(2,700)	$13,757	$1,835	$15,592
Comprehensive income (loss):
Net income	—	—	—	18	—	18	40	58
Other comprehensive income (loss), net of taxes	—	—	609	—	—	609	(26)	583

Total comprehensive income						627	14	641
Dividends to noncontrolling interests	—	—	—	—	—	—	(96)	(96)
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	5	8

Balances as of September 30, 2019	$1	$11,986	$3,622	$1,478	$(2,700)	$14,387	$1,758	$16,145

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Nine months ended September 30, 2020
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2019	$1	$11,990	$3,433	$1,461	$(2,700)	$14,185	$447	$14,632
Cumulative effect of change in accounting, net of taxes	—	—	—	(55)	—	(55)	—	(55)
Comprehensive income (loss):
Net income (loss)	—	—	—	(89)	—	(89)	35	(54)
Other comprehensive income, net of taxes	—	—	708	—	—	708	3	711

Total comprehensive income						619	38	657
Dividends to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense and exercises and other	—	7	—	—	—	7	—	7

Balances as of September 30, 2020	$1	$11,997	$4,141	$1,317	$(2,700)	$14,756	$476	$15,232

	Nine months ended September 30, 2019
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2018	$1	$11,987	$2,044	$1,118	$(2,700)	$12,450	$1,739	$14,189
Repurchase of subsidiary shares	—	—	—	—	—	—	(44)	(44)
Comprehensive income:
Net income	—	—	—	360	—	360	146	506
Other comprehensive income, net of taxes	—	—	1,578	—	—	1,578	60	1,638

Total comprehensive income						1,938	206	2,144
Dividends to noncontrolling interests	—	—	—	—	—	—	(149)	(149)
Stock-based compensation expense and exercises and other	—	(1)	—	—	—	(1)	6	5

Balances as of September 30, 2019	$1	$11,986	$3,622	$1,478	$(2,700)	$14,387	$1,758	$16,145

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(54)	$506
Less (income) loss from discontinued operations, net of taxes	519	(42)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(97)	(93)
Net investment gains	(382)	(27)
Charges assessed to policyholders	(479)	(532)
Acquisition costs deferred	(9)	(22)
Amortization of deferred acquisition costs and intangibles	310	277
Goodwill impairment	5	—
Deferred income taxes	166	106
Derivative instruments, limited partnerships and other	88	121
Stock-based compensation expense	22	17
Change in certain assets and liabilities:
Accrued investment income and other assets	(183)	(327)
Insurance reserves	1,034	906
Current tax liabilities	6	36
Other liabilities, policy and contract claims and other policy-related balances	769	348
Cash from (used by) operating activities—discontinued operations	(263)	334

Net cash from operating activities	1,452	1,608

Cash flows used by investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,760	2,734
Commercial mortgage loans	479	395
Other invested assets	108	106
Proceeds from sales of investments:
Fixed maturity and equity securities	3,270	3,024
Purchases and originations of investments:
Fixed maturity and equity securities	(7,179)	(5,805)
Commercial mortgage loans	(414)	(682)
Other invested assets	(318)	(349)
Short-term investments, net	(12)	(16)
Policy loans, net	27	51
Cash used by investing activities—discontinued operations	—	(6)

Net cash used by investing activities	(1,279)	(548)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	693	637
Withdrawals from universal life and investment contracts	(1,408)	(1,699)
Redemption of non-recourse funding obligations	(315)	—
Proceeds from issuance of long-term debt	767	—
Repayment and repurchase of long-term debt	(493)	(3)
Repurchase of subsidiary shares	—	(22)
Dividends paid to noncontrolling interests	(9)	(55)
Other, net	31	(24)
Cash used by financing activities—discontinued operations	—	(76)

Net cash used by financing activities	(734)	(1,242)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $— and $8 related to discontinued operations)	—	(4)

Net change in cash, cash equivalents and restricted cash	(561)	(186)
Cash, cash equivalents and restricted cash at beginning of period	3,341	2,177

Cash, cash equivalents and restricted cash at end of period	2,780	1,991
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	362

Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,780	$1,629

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
On October 21, 2016, Genworth
F
inancial entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide Holdings Group Co., Ltd., a limited liability company incorporated in the People’s Republic of China (together with its affiliates, “China Oceanwide”), and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and a direct, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth Financial with Genworth Financial surviving the merger as a direct, wholly-owned subsidiary of Asia Pacific Insurance. China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth Financial’s stockholders voted on and approved a proposal to adopt the Merger Agreement. The closing of the transaction remains subject to other closing conditions.
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
In the third quarter of 2020, we revised the product descriptions in our U.S. Mortgage Insurance segment to conform with industry convention and certain regulatory definitions. Prior year amounts have been reclassified to conform to the current year presentation.
We operate our business through the following four operating segments:

•
U.S. Mortgage Insurance.
In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans at specified coverage percentages (“primary mortgage insurance”). We also selectively enter into insurance transactions with lenders and investors, under which we insure a portfolio of loans at or after origination (“pool mortgage insurance”).

•
Australia Mortgage Insurance.
In Australia, we offer lender mortgage insurance products which predominantly insure prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”) and selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk.

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. In addition, potential impacts, risks and uncertainties of the coronavirus pandemic (“COVID-19”) may include investment valuations and impairments, commercial mortgage loan restructurings, deferred acquisition cost or intangible assets impairments or the acceleration of amortization, deferred tax asset recoverability and increases to insurance reserves, including higher claims reserves in our mortgage insurance businesses, among other matters. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2019 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.
Each reporting period, we assess our ability to continue as a going concern for one year from the date the financial statements are issued. As of September 30, 2020, Genworth Holdings has $740 million of unrestricted cash and cash equivalents. For the quarterly period ended September 30, 2020, our evaluation of our ability to meet our obligations included the following contractual obligations due within one year from the issue date of our unaudited condensed consolidated financial statements included herein:

•
Genworth Holdings has $338 million of its 7.20% senior notes maturing in February 2021 and $659 million of its 7.625% senior note
s
maturing in September 2021, excluding deferred amounts. We are currently in compliance with the terms of our debt agreements and interest payments on our senior notes are forecasted to be $144 million for the next twelve months. See note 9 for additional details on our long-term borrowings.

•
As part of the settlement agreement reached in July 2020 regarding the case titled
AXA S.A. v. Genworth Financial International Holdings, LLC et al.,
we issued a secured promissory note to AXA S.A. (“AXA”) that is due in 2022. Under the settlement, certain cash flows to Genworth Holdings, including dividends and capital raises, above defined thresholds must be paid to AXA until the promissory note is fully repaid. In addition, over the next year, we expect to pay AXA approximately $45 million consisting of interest on the promissory note, assuming we do not make any pre-payments,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and a one-time payment on an unrelated liability associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. See note 12 for additional details on the case. See note 14 for additional details related to the sale of our former lifestyle protection insurance business and amounts recorded related to discontinued operations.

We also evaluate other conditions and events and their relative significance in relation to our ability to meet our obligations. For example, Genworth Holdings expects to receive intercompany tax payments generated primarily from realized gains in the third quarter of 2020, among other transactions, and is expecting additional intercompany tax payments in future periods. In addition, we are exposed to risks associated with COVID-19, which has disrupted the global economy and financial markets, business operations, and consumer behavior and confidence.

•
Due to higher delinquencies and the impact to capital levels resulting from COVID-19, we do not expect to receive further dividends in 2020 from our mortgage insurance subsidiaries. In 2021, until the secured promissory note to AXA is paid, dividends above $
50
million from our U.S. mortgage insurance subsidiaries are subject to mandatory prepayment conditions.
 In addition, the receipt of dividends
and sale proceeds above certain thresholds from ou
r
Australian mort
gage insurance business are also subject to mandatory
 prepayment conditions.

•
Due to the uncertain macroeconomic conditions surrounding COVID-19, on September 30, 2020, Genworth and China Oceanwide agreed to a sixteenth waiver and agreement extending the merger deadline to no later than November 30, 2020. However, the consummation of this transaction is dependent on steps outside of our control; accordingly, the associated post-closing capital contributions from China Oceanwide have not been included in this evaluation.

Absent accessing additional liquidity through third party sources and/or the completion of the China Oceanwide transaction, Genworth Holdings expects to have a cash shortfall of approximately $215 million which raises doubt about our ability to meet our financial obligations for the next year. While conditions and events occurring and expected to occur raise doubt about our ability to meet our financial obligations for the next year, management’s plans alleviate this doubt.
Management
believes that its
plans
,
along with existing cash and cash equivalents, will provide Genworth Holdings sufficient liquidity to meet its obligations and maintain business operations for one year from the issue date of the unaudited condensed consolidated financial statements. During the quarter ended September 30, 2020, we successfully executed a debt financing through our U.S. mortgage insurance business, a transaction we deemed probable in our previous assessment of our ability to continue as a going concern. Because of the uncertainty regarding the completion of the China Oceanwide transaction, we are actively taking steps toward raising capital by preparing for a possible public offering of our U.S. mortgage insurance business, subject to market conditions. In addition to a partial sale of our U.S. mortgage insurance business through a public offering, we are also evaluating the possibility of the issuance of convertible, equity-linked securities or another transaction, prior to our senior notes maturing in September 2021. We believe an equity transaction involving our U.S. mortgage insurance business, if needed, is probable of being effectively executed given the value of the U.S. mortgage insurance business, the healthy conditions of the relevant markets, historical investor interest and our successful history of similar transactions, among other factors. Our outside financial
advisors agree with our assessment based on current conditions.
The impact of the ongoing coronavirus pandemic is very difficult to predict. Its related outcomes and impact on our business and the capital markets, and our ability to raise capital will depend on the length of the pandemic, economic impacts of social, global and political influences, and the shape of the economic recovery, among other

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

factors and uncertainties. While these risks exist, we believe the execution of our plan will provide sufficient funds to meet our obligations for one year following the issuance of our unaudited condensed consolidated financial statements.
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
In March 2020, the FASB issued new accounting guidance related to reference rate reform, which was effective for us on January 1, 2020. The guidance provides temporary guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, which includes the transition away from the London Interbank Offered Rate (“LIBOR”). This new guidance provides optional practical expedients and exceptions for applying generally accepted accounting principles to investments, derivatives or other transactions affected by reference rate reform such as those that impact the assessment of derivative hedge effectiveness and contract modifications, to include continuing hedge accounting when certain critical terms of a hedging relationship change and modifying certain effectiveness assessments to exclude certain potential sources of ineffectiveness. In addition to the optional practical expedients, th
e
 guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. We adopted this guidance prospectively and it did not have a significant impact on our condensed consolidated financial statements or disclosures. However, the amendments in this guidance may be elected over time through December 31, 2022 as reference rate reform activities occur and therefore, this guidance may impact our procedures, including our process for assessing the effectiveness of our cash flow hedging relationships, determined on an individual hedge basis, as we implement measures to transition away from LIBO
R.
On January 1, 2020, we adopted new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires entities to recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most financial instruments not measured at fair value, which primarily

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For our commercial mortgage loans, we determine the adequacy of the allowance for credit losses utilizing an analytical model that provides various loss scenarios based on historical experience adjusted for current events, trends, economic conditions and reasonable and supportable forecasts that result in a loss in the loan portfolio over the estimated life of the loans. We revert to historical credit loss experience for periods beyond forecasts that are reasonable and supportable. The allowance for credit losses is measured on a collective basis with consideration for debt service coverage ratio, debt-to-value, property-type and geographic location. Key inputs into the analytical model include exposure, weighted-average life, return, historical loss rates and forecast scenarios. Actual amounts realized over time could differ from the amounts estimated for the allowance for credit losses reported in the condensed consolidated financial statements. Commercial mortgage loans are written off against the allowance to the extent principal or interest is deemed uncollectible. Accrued interest related to commercial mortgage loans is included in accrued investment income in our condensed consolidated balance sheet and had a carrying value of $24 million as of September 30, 2020. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our commercial mortgage loans are written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The new guidance retains most of the existing impairment guidance for available-for-sale fixed maturity securities but amends the presentation of credit losses to reflect an allowance for credit losses as opposed to a write-down of the amortized cost of the investment and permits the reversal of credit losses through net income (loss) when reassessing changes in credit losses each reporting period. Available-for-sale fixed maturity securities in an unrealized loss position are evaluated to determine whether the decline in fair value is related to credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency/agencies and adverse conditions specifically related to the security, among other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Estimating the cash flows expected to be collected is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments. When developing the estimate of cash flows expected to be collected, we utilize an analytical model that provides for various loss scenarios and consider the industry sector, current levels of subordination, geographic location and other relevant characteristics of the security or underlying assets, as well as reasonable and supportable forecasts. Losses are written off against the allowance when deemed uncollectible or when we intend to sell or expect we will be required to sell a security prior to recovering our amortized cost. We exclude accrued interest related to available-for-sale fixed maturity securities from the estimate of allowance for credit losses. Accrued interest is included in accrued investment income in our condensed consolidated balance sheet and had a carrying value of $
565
 million as of September 30, 2020. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our available-for-sale fixed maturity securities are written off after 90 days and once collectability
is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses). We adopted the guidance related to our available-for-sale fixed maturity securities for which a previous other-than-temporary impairment was recognized prior to the date of adoption using the prospective method and the modified retrospective method for all other available-for-sale fixed maturity securities, which did not have any impact upon adoption.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
We expect this guidance to be effective for us on January 1, 2023, subject to the FASB finalizing an additional one-year delay, using the modified retrospective method, with early adoption permitted, which we do not intend to elect. Given the nature and extent of the changes to our operations, this guidance is expected to have a significant impact on our condensed consolidated financial statements.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

(Amounts in millions, except per share amounts)	2020	20 19	2020	2019
Weighted-average shares used in basic earnings per share calculations	505.6	503.5	505.1	502.7
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	5.9	7.7	6.1	6.8

Weighted-average shares used in diluted earnings per share calculations	511.5	511.2	511.2	509.5

Income from continuing operations:
Income from continuing operations	$435	$138	$465	$464
Less: net income from continuing operations attributable to noncontrolling interests	18	10	35	45

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$417	$128	$430	$419

Basic per share	$0.83	$0.25	$0.85	$0.83

Diluted per share	$0.82	$0.25	$0.84	$0.82

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$1	$(80)	$(519)	$42
Less: net income from discontinued operations attributable to noncontrolling interests	—	30	—	101

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$1	$(110)	$(519)	$(59)

Basic per share	$—	$(0.22)	$(1.03)	$(0.12)

Diluted per share	$—	$(0.21)	$(1.02)	$(0.12)

Net income (loss):
Income from continuing operations	$435	$138	$465	$464
Income (loss) from discontinued operations, net of taxes	1	(80)	(519)	42

Net income (loss)	436	58	(54)	506
Less: net income attributable to noncontrolling interests	18	40	35	146

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$418	$18	$(89)	$360

Basic per share (1)	$0.83	$0.04	$(0.18)	$0.72

Diluted per share (1)	$0.82	$0.04	$(0.17)	$0.71

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Fixed maturity securities—taxable	$632	$631	$1,855	$1,878
Fixed maturity securities—non-taxable	2	2	5	6
Equity securities	3	4	7	13
Commercial mortgage loans	82	87	251	254
Policy loans	51	47	149	138
Other invested assets	79	62	192	180
Cash, cash equivalents, restricted cash and short-term investments	2	8	17	30

Gross investment income before expenses and fees	851	841	2,476	2,499
Expenses and fees	(24)	(25)	(70)	(73)

Net investment income	$827	$816	$2,406	$2,426

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Available-for-sale fixed maturity securities:
Realized gains	$332	$19	$465	$93
Realized losses	(2)	(3)	(8)	(30)

Net realized gains (losses) on available-for-sale fixed maturity securities	330	16	457	63

Impairments:
Total other-than-temporary impairments	—	—	—	—
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	—	—	—

Net change in allowance for credit losses on available-for-sale fixed maturity securities	2	—	(5)	—
Write-down of available-for-sale fixed maturity securities (1)	(4)	—	(4)	—
Net realized gains (losses) on equity securities sold	(3)	6	(3)	9
Net unrealized gains (losses) on equity securities still held	3	(4)	(7)	13
Limited partnerships	31	6	28	10
Commercial mortgage loans	(3)	(1)	(2)	(1)
Derivative instruments (2)	22	(29)	(73)	(71)
Other	(3)	4	(9)	4

Net investment gains (losses)	$375	$(2)	$382	$27

(1)	Represents write-down of securities we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

1
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See note 2 for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity investments as of and for the periods indicated:

	Three months ended September 30, 2020
(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$4	$—	$(2)	$—	$—	$—	$—	$2
Commercial mortgage-backed	3	—	—	—	—	—	—	3

Total available-for-sale fixed maturity securities	$7	$—	$(2)	$—	$—	$—	$—	$5

	Nine months ended September 30, 2020
(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$—	$4	$(2)	$—	$—	$—	$—	$2
Commercial mortgage-backed	—	3	—	—	—	—	—	3

Total available-for-sale fixed maturity securities	$—	$7	$(2)	$—	$—	$—	$—	$5

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (“OCI”) as of and for the periods indicated:

(Amounts in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Beginning balance	$23	$24
Reductions:
Securities sold, paid down or disposed	—	(1)

Ending balance	$23	$23

1
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2020	December 31, 2019
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$9,218	$6,676
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	(12)	—
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(6,998)	(4,789)
Income taxes, net	(473)	(406)

Net unrealized investment gains (losses)	1,735	1,481
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	24	25

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,711	$1,456

(1)	Excludes foreign exchange.
The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended September 30,

(Amounts in millions)	2020	2019
Beginning balance	$1,811	$1,305
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	781	1,607
Adjustment to deferred acquisition costs	(9)	(8)
Adjustment to present value of future profits	2	1
Adjustment to sales inducements	(5)	(4)
Adjustment to benefit reserves	(566)	(1,108)
Provision for income taxes	(42)	(104)

Change in unrealized gains (losses) on investment securities	161	384
Reclassification adjustments to net investment (gains) losses, net of taxes of $70 and $4	(261)	(13)

Change in net unrealized investment gains (losses)	(100)	371
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	1

Ending balance	$1,711	$1,675

1
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of or for the nine months ended September 30,

(Amounts in millions)	2020	2019
Beginning balance	$1,456	$595
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	2,980	5,563
Adjustment to deferred acquisition costs	48	(1,049)
Adjustment to present value of future profits	6	(54)
Adjustment to sales inducements	(3)	(35)
Adjustment to benefit reserves	(2,260)	(2,908)
Provision for income taxes	(162)	(331)

Change in unrealized gains (losses) on investment securities	609	1,186
Reclassification adjustments to net investment (gains) losses, net of taxes of $95 and $16	(355)	(59)

Change in net unrealized investment gains (losses)	254	1,127
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	47

Ending balance	$1,711	$1,675

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

2
0

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of September 30, 2020, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,318	$1,474	$—	$—	$4,792
State and political subdivisions	2,591	525	(1)	—	3,115
Non-U.S. government	1,276	126	(7)	—	1,395
U.S. corporate:
Utilities	4,294	924	(1)	—	5,217
Energy	2,581	238	(54)	—	2,765
Finance and insurance	7,611	1,135	(11)	—	8,735
Consumer—non-cyclical	5,160	1,210	(2)	—	6,368
Technology and communications	2,993	537	(3)	—	3,527
Industrial	1,363	189	(1)	—	1,551
Capital goods	2,558	503	(4)	—	3,057
Consumer—cyclical	1,794	252	(2)	—	2,044
Transportation	1,325	271	(15)	—	1,581
Other	346	43	—	—	389

Total U.S. corporate	30,025	5,302	(93)	—	35,234

Non-U.S. corporate:
Utilities	860	75	—	—	935
Energy	1,192	163	(7)	—	1,348
Finance and insurance	2,319	312	(12)	(1)	2,618
Consumer—non-cyclical	712	95	(1)	—	806
Technology and communications	1,066	190	—	—	1,256
Industrial	935	134	(1)	—	1,068
Capital goods	571	61	(6)	—	626
Consumer—cyclical	400	38	(2)	—	436
Transportation	571	87	(9)	(1)	648
Other	1,562	241	(1)	—	1,802

Total non-U.S. corporate	10,188	1,396	(39)	(2)	11,543

Residential mortgage-backed	1,825	250	—	—	2,075
Commercial mortgage-backed	2,775	228	(24)	(3)	2,976
Other asset-backed	3,254	48	(16)	—	3,286

Total available-for-sale fixed maturity securities	$55,252	$9,349	$(180)	$(5)	$64,416

2
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other- t han- temporarily impaired	Not other-than- temporarily impaired	Other- t han- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,073	$952	$—	$—	$—	$5,025
State and political subdivisions	2,394	355	—	(2)	—	2,747
Non-U.S. government	1,235	117	—	(2)	—	1,350
U.S. corporate:
Utilities	4,322	675	—	—	—	4,997
Energy	2,404	303	—	(8)	—	2,699
Finance and insurance	6,977	798	—	(1)	—	7,774
Consumer—non-cyclical	4,909	796	—	(4)	—	5,701
Technology and communications	2,883	363	—	(1)	—	3,245
Industrial	1,271	125	—	—	—	1,396
Capital goods	2,345	367	—	(1)	—	2,711
Consumer—cyclical	1,590	172	—	(2)	—	1,760
Transportation	1,320	187	—	(1)	—	1,506
Other	292	30	—	—	—	322

Total U.S. corporate	28,313	3,816	—	(18)	—	32,111

Non-U.S. corporate:
Utilities	779	50	—	—	—	829
Energy	1,140	179	—	—	—	1,319
Finance and insurance	2,087	232	—	—	—	2,319
Consumer—non-cyclical	631	55	—	(2)	—	684
Technology and communications	1,010	128	—	—	—	1,138
Industrial	896	92	—	—	—	988
Capital goods	565	40	—	—	—	605
Consumer—cyclical	373	24	—	—	—	397
Transportation	557	73	—	(1)	—	629
Other	1,431	188	—	(2)	—	1,617

Total non-U.S. corporate	9,469	1,061	—	(5)	—	10,525

Residential mortgage-backed	2,057	199	15	(1)	—	2,270
Commercial mortgage-backed	2,897	137	—	(8)	—	3,026
Other asset-backed	3,262	30	—	(7)	—	3,285

Total available-for-sale fixed maturity securities	$53,700	$6,667	$15	$(43)	$—	$60,339

2
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2020:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
State and political subdivisions	$66	$(1)	10	$—	$—	—	$66	$(1)	10
Non-U.S. government	103	(7)	16	—	—	—	103	(7)	16
U.S. corporate	1,475	(82)	228	95	(11)	10	1,570	(93)	238
Non-U.S. corporate	589	(27)	106	7	(1)	2	596	(28)	108
Commercial mortgage-backed	430	(22)	68	1	(1)	1	431	(23)	69
Other asset-backed	675	(10)	159	308	(6)	67	983	(16)	226

Total for fixed maturity securities in an unrealized loss position	$3,338	$(149)	587	$411	$(19)	80	$3,749	$(168)	667

% Below cost:
<20% Below cost	$3,264	$(122)	569	$401	$(16)	78	$3,665	$(138)	647
20%-50% Below cost	74	(27)	18	10	(3)	2	84	(30)	20

Total for fixed maturity securities in an unrealized loss position	$3,338	$(149)	587	$411	$(19)	80	$3,749	$(168)	667

Investment grade	$2,631	$(85)	472	$338	$(9)	70	$2,969	$(94)	542
Below investment grade	707	(64)	115	73	(10)	10	780	(74)	125

Total for fixed maturity securities in an unrealized loss position	$3,338	$(149)	587	$411	$(19)	80	$3,749	$(168)	667

2
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of September 30, 2020:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$24	$(1)	6	$—	$—	—	$24	$(1)	6
Energy	557	(45)	84	52	(9)	6	609	(54)	90
Finance and insurance	373	(11)	42	—	—	—	373	(11)	42
Consumer—non-cyclical	93	(2)	12	—	—	—	93	(2)	12
Technology and communications	100	(3)	12	—	—	—	100	(3)	12
Industrial	72	(1)	6	—	—	—	72	(1)	6
Capital goods	33	(3)	7	14	(1)	1	47	(4)	8
Consumer—cyclical	86	(1)	21	29	(1)	3	115	(2)	24
Transportation	137	(15)	38	—	—	—	137	(15)	38

Subtotal, U.S. corporate securities	1,475	(82)	228	95	(11)	10	1,570	(93)	238

Non-U.S. corporate:
Energy	179	(7)	18	—	—	—	179	(7)	18
Finance and insurance	196	(5)	34	—	—	—	196	(5)	34
Consumer—non-cyclical	—	—	—	7	(1)	2	7	(1)	2
Industrial	29	(1)	4	—	—	—	29	(1)	4
Capital goods	59	(6)	11	—	—	—	59	(6)	11
Consumer—cyclical	22	(2)	11	—	—	—	22	(2)	11
Transportation	59	(5)	15	—	—	—	59	(5)	15
Other	45	(1)	13	—	—	—	45	(1)	13

Subtotal, non-U.S. corporate securities	589	(27)	106	7	(1)	2	596	(28)	108

Total for corporate securities in an unrealized loss position	$2,064	$(109)	334	$102	$(12)	12	$2,166	$(121)	346

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

2
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The scheduled maturity distribution of fixed maturity securities as of September 30, 2020 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,476	$1,499
Due after one year through five years	9,646	10,265
Due after five years through ten years	13,164	14,863
Due after ten years	23,112	29,452

Subtotal	47,398	56,079
Residential mortgage-backed	1,825	2,075
Commercial mortgage-backed	2,775	2,976
Other asset-backed	3,254	3,286

Total	$55,252	$64,416

2
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2020, securities issued by finance and insurance, consumer—non-cyclical, utilities and technology and communications industry groups represented approximately 24%, 15%, 13% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of September 30, 2020, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,481	36%	$2,590	37%
Industrial	1,685	24	1,670	24
Office	1,625	24	1,632	23
Apartments	566	8	541	8
Mixed use	292	4	281	4
Other	262	4	266	4

Subtotal	6,911	100%	6,980	100%

Unamortized balance of loan origination fees	—		(4)
Allowance for credit losses	(31)		(13)

Total	$6,880		$6,963

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,761	25%	$1,715	25%
Pacific	1,571	23	1,673	24
Middle Atlantic	993	14	992	14
Mountain	776	11	753	11
West North Central	481	7	488	7
East North Central	451	7	455	6
West South Central	427	6	433	6
New England	262	4	257	4
East South Central	189	3	214	3

Subtotal	6,911	100%	6,980	100%

Unamortized balance of loan origination fees	—		(4)
Allowance for credit losses	(31)		(13)

Total	$6,880		$6,963

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	September 30, 2020
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$4	$—	$10	$14	$2,467	$2,481
Industrial	—	—	—	—	1,685	1,685
Office	—	—	—	—	1,625	1,625
Apartments	—	—	—	—	566	566
Mixed use	—	—	—	—	292	292
Other	—	—	—	—	262	262

Total amortized cost	$4	$—	$10	$14	$6,897	$6,911

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

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

For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K. As of September 30, 2020, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of September 30, 2020.
As of December 31, 2019, we had
no
commercial mortgage loans on non-accrual status.
During the nine months ended September 30, 2020 and the year ended December 31, 2019, we did not have any modifications or extensions that were considered troubled debt restructurings.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Allowance for credit losses:
Beginning balance	$28	$11	$13	$9
Cumulative effect of change in accounting	—	—	16	—
Provision	3	1	2	3
Write-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$31	$12	$31	$12

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of September 30, 2020:

(Amounts in millions)	2020	2019	2018	2017	2016	2015 and prior	Total
Debt-to-value:
0% - 50%	$9	$15	$38	$108	$131	$2,307	$2,608
51% - 60%	29	33	191	289	141	734	1,417
61% - 75%	373	746	758	330	223	448	2,878
76% - 100%	—	—	8	—	—	—	8
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$411	$794	$995	$727	$495	$3,489	$6,911

Debt service coverage ratio:
Less than 1.00	$—	$—	$33	$3	$—	$123	$159
1.00 - 1.25	41	12	106	73	13	252	497
1.26 - 1.50	69	357	260	96	87	405	1,274
1.51 - 2.00	251	356	503	320	266	1,214	2,910
Greater than 2.00	50	69	93	235	129	1,495	2,071

Total amortized cost	$411	$794	$995	$727	$495	$3,489	$6,911

Write-offs, gross	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	—	—

Write-offs, net	$—	$—	$—	$—	$—	$—	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2020
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$940	$557	$984	$—	$—	$2,481
Industrial	775	310	600	—	—	1,685
Office	513	337	767	8	—	1,625
Apartments	220	85	261	—	—	566
Mixed use	106	63	123	—	—	292
Other	54	65	143	—	—	262

Total amortized cost	$2,608	$1,417	$2,878	$8	$—	$6,911

% of total	38%	20%	42%	—%	—%	100%

Weighted-average debt service coverage ratio	2.31	1.81	1.57	1.42	—	1.90

	December 31, 2019
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$986	$579	$1,025	$—	$—	$2,590
Industrial	808	337	525	—	—	1,670
Office	529	380	723	—	—	1,632
Apartments	211	110	220	—	—	541
Mixed use	104	70	107	—	—	281
Other	56	69	141	—	—	266

Total recorded investment	$2,694	$1,545	$2,741	$—	$—	$6,980

% of total	39%	22%	39%	—%	—%	100%

Weighted-average debt service coverage ratio	2.32	1.81	1.55	—	—	1.90

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2020
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$61	$134	$585	$1,100	$601	$2,481
Industrial	23	66	218	704	674	1,685
Office	28	111	238	770	478	1,625
Apartments	11	24	177	182	172	566
Mixed use	3	18	37	118	116	292
Other	33	144	19	36	30	262

Total amortized cost	$159	$497	$1,274	$2,910	$2,071	$6,911

% of total	2%	7%	19%	42%	30%	100%

Weighted-average debt-to-value	57%	61%	63%	59%	41%	54%

	December 31, 2019
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$68	$141	$596	$1,148	$637	$2,590
Industrial	24	51	221	658	716	1,670
Office	44	89	277	751	471	1,632
Apartments	16	32	129	175	189	541
Mixed use	4	16	37	107	117	281
Other	34	147	20	31	34	266

Total recorded investment	$190	$476	$1,280	$2,870	$2,164	$6,980

% of total	3%	7%	18%	41%	31%	100%

Weighted-average debt-to-value	59%	61%	63%	58%	41%	54%

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
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of September 30,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2020 and December 31, 2019, the total carrying value of these investments was $823 million and $616 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	September 30, 2020	December 31, 2019	Balance sheet classification	September 30, 2020	December 31, 2019
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$708	$197	Other liabilities	$4	$10
Foreign currency swaps	Other invested assets	10	4	Other liabilities	—	—

Total cash flow hedges		718	201		4	10

Total derivatives designated as hedges		718	201		4	10

Derivatives not designated as hedges
Equity index options	Other invested assets	67	81	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	19	8	Other liabilities	5	1
GMWB embedded derivatives	Reinsurance recoverable (1)	35	20	Policyholder account balances (2)	508	323
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	432	452
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	25	19

Total derivatives not designated as hedges		121	109		970	795

Total derivatives		$839	$310		$974	$805

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2019	Additions	Maturities/ terminations	September 30, 2020
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,968	$1,844	$(2,616)	$8,196
Foreign currency swaps	Notional	110	—	—	110

Total cash flow hedges		9,078	1,844	(2,616)	8,306

Total derivatives designated as hedges		9,078	1,844	(2,616)	8,306

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Equity index options	Notional	2,451	1,527	(1,849)	2,129
Financial futures	Notional	1,182	4,362	(4,275)	1,269
Other foreign currency contracts	Notional	628	5,689	(4,687)	1,630

Total derivatives not designated as hedges		8,935	11,578	(10,811)	9,702

Total derivatives		$18,013	$13,422	$(13,427)	$18,008

(Number of policies)	Measurement	December 31, 2019	Additions	Maturities/ terminations	September 30, 2020
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	25,623	—	(1,452)	24,171
Fixed index annuity embedded derivatives	Policies	15,441	—	(1,511)	13,930
Indexed universal life embedded derivatives	Policies	884	—	(37)	847
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

3
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2020:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(246)	$50	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	4	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	10	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(7)	—	Net investment income	—	Net investment gains (losses)

Total	$(243)	$54		$—

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2019:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$406	$41	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	4	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(23)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	5	1	Net investment income	—	Net investment gains (losses)

Total	$388	$46		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2020:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$738	$139	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	8	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(52)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	6	—	Net investment income	—	Net investment gains (losses)

Total	$692	$147		$—

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2019:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$759	$121	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	6	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(55)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	4	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	—	Net investment gains (losses)	2	Net investment gains (losses)

Total	$708	$127		$2

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated
derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2020	2019
Derivatives qualifying as effective accounting hedges as of July 1	$2,677	$1,983
Current period increases (decreases) in fair value, net of deferred taxes of $52 and $(82)	(191)	306
Reclassification to net (income) loss, net of deferred taxes of $19 and $16	(35)	(30)

Derivatives qualifying as effective accounting hedges as of September 30	$2,451	$2,259

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30,
(Amounts in millions)	2020	2019
Derivatives qualifying as effective accounting hedges as of January 1	$2,002	$1,781
Current period increases (decreases) in fair value, net of deferred taxes of $(148) in both periods	544	560
Reclassification to net (income) loss, net of deferred taxes of $52 and $45	(95)	(82)

Derivatives qualifying as effective accounting hedges as of September 30	$2,451	$2,259

The total of derivatives designated as cash flow hedges of $2,451 million, net of taxes, recorded in stockholders’ equity as of September 30, 2020 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $127 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the nine months ended September 30, 2020 and 2019, we reclassified $7 million and $4 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring.
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

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2020	2019
Interest rate swaps	$1	$(2)	Net investment gains (losses)
Equity index options	7	1	Net investment gains (losses)
Financial futures	(41)	35	Net investment gains (losses)
Other foreign currency contracts	12	(10)	Net investment gains (losses)
GMWB embedded derivatives	54	(44)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(18)	(14)	Net investment gains (losses)
Indexed universal life embedded derivatives	3	1	Net investment gains (losses)

Total derivatives not designated as hedges	$18	$(33)

GENWORTH
FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Nine months ended September 30,		Classification of gain (loss) recognized in net income (loss)
	2020	2019
Interest rate swaps	$(11)	$(6)	Net investment gains (losses)
Equity index options	(2)	28	Net investment gains (losses)
Financial futures	97	8	Net investment gains (losses)
Other foreign currency contracts	9	(17)	Net investment gains (losses)
GMWB embedded derivatives	(153)	(21)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(31)	(72)	Net investment gains (losses)
Indexed universal life embedded derivatives	10	1	Net investment gains (losses)

Total derivatives not designated as hedges	$(81)	$(79)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2020			December 31, 2019
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (2)	Net derivatives	Derivative assets (1)	Derivative liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$804	$9	$795	$291	$11	$280
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	804	9	795	291	11	280
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(5)	(5)	—	(7)	(7)	—
Collateral received	(663)	—	(663)	(179)	—	(179)
Collateral pledged	—	(489)	489	—	(405)	405
Over collateralization	13	485	(472)	18	401	(383)

Net amount	$149	$—	$149	$123	$—	$123

(1)
Included $1 million of accruals on derivatives classified as other assets as of December 31, 2019 and does not include amounts related to embedded derivatives as of September 30, 2020 and December 31, 2019.

(2)	Does not include amounts related to embedded derivatives as of September 30, 2020 and December 31, 2019.
(3)
Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty
.

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
Fixed maturity, short-term investments and equity securities
The fair value of fixed maturity securities, short-term investments and equity securities are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including mortgage-backed or asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of

4
0

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2020.
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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, approximately 91% of our portfolio was priced using third-party pricing services as of September 30, 2020. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may

4
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level
2
as of September
30,
2020
:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$4,792	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$3,058	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$1,395	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$31,695	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models
Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$9,220	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$2,061	OAS-based models, single factor binomial models, internally priced
Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,956	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model
Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$3,125	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers
Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

4
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,299 million and $673 million, respectively, as of September 30, 2020. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Securities lending collateral
The fair value of securities held as collateral is primarily based on Level 2 inputs from market information for the collateral that is held on our behalf by the custodian. We determine fair value after considering prices obtained by pricing services.
Short-term investments
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $828 million as of September 30, 2020.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,314 million as of September 30, 2020.

4
3

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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of September 30, 2020, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
Financial futures.
The fair value of financial futures is based on the closing exchange prices. Accordingly, these financial futures are classified as Level 1. The period end valuation is zero as a result of settling the margins on these contracts on a daily basis.

4
4

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
Non-performance risk is integrated into the discount rate used to value GMWB liabilities. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of September 30, 2020 and December 31, 2019, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $85 million and $62 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of September 30, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Fixed index annuity embedded derivatives
We have fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments

4
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of September 30, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Indexed universal life embedded derivatives
We have indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of September 30, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

4
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,792	$—	$4,792	$—	$—
State and political subdivisions	3,115	—	3,058	57	—
Non-U.S. government	1,395	—	1,395	—	—
U.S. corporate:
Utilities	5,217	—	4,376	841	—
Energy	2,765	—	2,651	114	—
Finance and insurance	8,735	—	8,204	531	—
Consumer—non-cyclical	6,368	—	6,265	103	—
Technology and communications	3,527	—	3,401	126	—
Industrial	1,551	—	1,511	40	—
Capital goods	3,057	—	2,960	97	—
Consumer—cyclical	2,044	—	1,874	170	—
Transportation	1,581	—	1,527	54	—
Other	389	—	225	164	—

Total U.S. corporate	35,234	—	32,994	2,240	—

Non-U.S. corporate:
Utilities	935	—	588	347	—
Energy	1,348	—	1,111	237	—
Finance and insurance	2,618	—	2,314	304	—
Consumer—non-cyclical	806	—	752	54	—
Technology and communications	1,256	—	1,228	28	—
Industrial	1,068	—	975	93	—
Capital goods	626	—	453	173	—
Consumer—cyclical	436	—	269	167	—
Transportation	648	—	537	111	—
Other	1,802	—	1,666	136	—

Total non-U.S. corporate	11,543	—	9,893	1,650	—

Residential mortgage-backed	2,075	—	2,061	14	—
Commercial mortgage-backed	2,976	—	2,956	20	—
Other asset-backed	3,286	—	3,125	161	—

Total fixed maturity securities	64,416	—	60,274	4,142	—

Equity securities	629	465	112	52	—

Other invested assets:
Derivative assets:
Interest rate swaps	708	—	708	—	—
Foreign currency swaps	10	—	10	—	—
Equity index options	67	—	—	67	—
Other foreign currency contracts	19	—	19	—	—

Total derivative assets	804	—	737	67	—

Securities lending collateral	75	—	75	—	—
Short-term investments	251	—	251	—	—
Limited partnerships	674	—	—	—	674

Total other invested assets	1,804	—	1,063	67	674

Reinsurance recoverable (2)	35	—	—	35	—
Separate account assets	5,700	5,700	—	—	—

Total assets	$72,584	$6,165	$61,449	$4,296	$674

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2020	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2020	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$63	$1	$(7)	$—	$—	$—	$—	$—	$—	$57	$1	$(6)
U.S. corporate:
Utilities	936	10	(4)	15	—	—	(52)	—	(64)	841	—	1
Energy	123	—	—	7	—	—	(16)	—	—	114	—	—
Finance and insurance	551	—	2	71	—	—	(16)	—	(77)	531	—	2
Consumer—non-cyclical	103	—	—	—	—	—	—	—	—	103	—	1
Technology and communications	66	—	3	57	—	—	—	—	—	126	—	3
Industrial	39	—	1	—	—	—	—	—	—	40	—	—
Capital goods	97	—	—	—	—	—	—	—	—	97	—	—
Consumer— cyclical	198	3	(1)	—	—	—	(30)	—	—	170	—	1
Transportation	54	—	1	—	—	—	(1)	—	—	54	—	1
Other	165	—	—	—	—	—	(1)	—	—	164	—	—

Total U.S. corporate	2,332	13	2	150	—	—	(116)	—	(141)	2,240	—	9

Non-U.S. corporate:
Utilities	357	—	4	—	—	—	—	6	(20)	347	—	3
Energy	237	—	—	—	—	—	—	—	—	237	—	1
Finance and insurance	311	1	(2)	—	—	—	—	19	(25)	304	1	(2)
Consumer—non-cyclical	54	—	—	—	—	—	—	—	—	54	—	—
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	92	—	1	—	—	—	—	—	—	93	—	1
Capital goods	173	—	—	10	—	—	(10)	—	—	173	—	(1)
Consumer—cyclical	156	—	4	17	—	—	—	—	(10)	167	—	4
Transportation	141	—	(2)	—	—	—	—	—	(28)	111	—	(3)
Other	145	—	3	—	—	—	(12)	—	—	136	—	3

Total non-U.S. corporate	1,694	1	8	27	—	—	(22)	25	(83)	1,650	1	6

Residential mortgage-backed	24	—	(1)	—	—	—	—	—	(9)	14	—	—
Commercial mortgage-backed	21	—	(1)	—	—	—	—	—	—	20	—	—
Other asset-backed	121	—	1	78	—	—	(10)	—	(29)	161	—	1

Total fixed maturity securities	4,255	15	2	255	—	—	(148)	25	(262)	4,142	2	10

Equity securities	53	—	—	—	(1)	—	—	—	—	52	—	—

Other invested assets:
Derivative assets:
Equity index options	66	7	—	27	—	—	(33)	—	—	67	(1)	—

Total derivative assets	66	7	—	27	—	—	(33)	—	—	67	(1)	—

Total other invested assets	66	7	—	27	—	—	(33)	—	—	67	(1)	—

Reinsurance recoverable (2)	38	(3)	—	—	—	—	—	—	—	35	(3)	—

Total Level 3 assets	$4,412	$19	$2	$282	$(1)	$—	$(181)	$25	$(262)	$4,296	$(2)	$10

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of July 1, 2019	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2019	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
State and political subdivisions	$61	$—	$11	$—	$—	$—	$—	$—	$—	$72	$1
U.S. corporate:
Utilities	789	1	28	13	—	—	(7)	—	—	824	—
Energy	122	—	2	12	—	—	(1)	—	—	135	—
Finance and insurance	607	—	11	—	—	—	(26)	20	—	612	—
Consumer—non-cyclical	89	—	1	9	—	—	(1)	—	—	98	—
Technology and communications	44	—	1	—	—	—	—	5	—	50	—
Industrial	40	—	—	—	—	—	—	—	—	40	—
Capital goods	98	—	2	—	—	—	—	—	—	100	—
Consumer—cyclical	185	—	2	—	—	—	(2)	—	(9)	176	—
Transportation	54	—	1	3	—	—	(1)	—	—	57	—
Other	199	—	—	—	—	—	—	—	(31)	168	—

Total U.S. corporate	2,227	1	48	37	—	—	(38)	25	(40)	2,260	—

Non-U.S. corporate:
Utilities	417	—	5	—	—	—	(25)	—	—	397	—
Energy	241	—	5	31	—	—	(12)	—	—	265	—
Finance and insurance	179	1	4	—	—	—	(3)	16	—	197	1
Consumer—non-cyclical	68	—	1	—	—	—	(5)	—	—	64	—
Technology and communications	27	—	1	—	—	—	—	—	—	28	—
Industrial	64	—	—	13	—	—	—	—	—	77	—
Capital goods	181	—	2	—	—	—	(4)	—	—	179	—
Consumer—cyclical	126	—	2	9	—	—	—	—	—	137	—
Transportation	199	—	1	—	—	—	—	—	—	200	—
Other	129	—	3	—	—	—	(1)	—	—	131	—

Total non-U.S. corporate	1,631	1	24	53	—	—	(50)	16	—	1,675	1

Residential mortgage-backed	36	—	1	—	—	—	(1)	—	(4)	32	—
Commercial mortgage-backed	92	—	14	—	—	—	—	—	—	106	—
Other asset-backed	234	—	—	13	—	—	(11)	—	(106)	130	—

Total fixed maturity securities	4,281	2	98	103	—	—	(100)	41	(150)	4,275	2

Equity securities	56	—	—	—	(2)	—	—	—	—	54	—

Other invested assets:
Derivative assets:
Equity index options	65	1	—	13	—	—	(17)	—	—	62	—

Total derivative assets	65	1	—	13	—	—	(17)	—	—	62	—

Total other invested assets	65	1	—	13	—	—	(17)	—	—	62	—

Reinsurance recoverable (2)	20	5	—	—	—	—	—	—	—	25	5

Total Level 3 assets	$4,422	$8	$98	$116	$(2)	$—	$(117)	$41	$(150)	$4,416	$7

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2020	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2020	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$102	$2	$(19)	$—	$—	$—	$(1)	$—	$(27)	$57	$2	$(19)
Non-U.S. government	—	—	—	—	—	—	(1)	1	—	—	—	—
U.S. corporate:
Utilities	865	10	8	47	—	—	(54)	42	(77)	841	—	14
Energy	129	1	(2)	17	(21)	—	(19)	22	(13)	114	—	(4)
Finance and insurance	572	2	4	92	—	—	(40)	—	(99)	531	—	7
Consumer—non-cyclical	94	—	2	8	—	—	(1)	—	—	103	—	3
Technology and communications	50	—	4	77	—	—	—	—	(5)	126	—	4
Industrial	40	—	—	—	—	—	—	—	—	40	—	—
Capital goods	102	—	(1)	—	—	—	(4)	—	—	97	—	(1)
Consumer—cyclical	173	3	3	—	—	—	(33)	24	—	170	—	5
Transportation	78	—	(1)	—	—	—	(3)	10	(30)	54	—	1
Other	136	—	1	5	—	—	(5)	27	—	164	—	1

Total U.S. corporate	2,239	16	18	246	(21)	—	(159)	125	(224)	2,240	—	30

Non-U.S. corporate:
Utilities	374	—	7	12	—	—	—	27	(73)	347	—	5
Energy	247	—	(8)	—	—	—	(26)	24	—	237	—	(7)
Finance and insurance	234	3	7	15	—	—	—	77	(32)	304	3	8
Consumer—non-cyclical	59	—	2	8	—	—	—	1	(16)	54	—	1
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	104	—	2	—	—	—	(5)	—	(8)	93	—	2
Capital goods	161	1	(2)	10	—	—	(26)	29	—	173	—	(2)
Consumer—cyclical	147	—	1	21	—	—	(7)	32	(27)	167	—	(1)
Transportation	191	—	—	—	—	—	—	22	(102)	111	—	3
Other	140	—	3	5	—	—	(13)	1	—	136	—	3

Total non-U.S. corporate	1,685	4	12	71	—	—	(77)	213	(258)	1,650	3	12

Residential mortgage-backed	27	—	(1)	—	—	—	(1)	4	(15)	14	—	—
Commercial mortgage-backed	6	—	1	—	—	—	—	20	(7)	20	—	1
Other asset-backed	132	—	(1)	93	—	—	(32)	—	(31)	161	—	(1)

Total fixed maturity securities	4,191	22	10	410	(21)	—	(271)	363	(562)	4,142	5	23

Equity securities	51	—	—	6	(5)	—	—	—	—	52	—	—

Other invested assets:
Derivative assets:
Equity index options	81	(2)	—	45	—	—	(57)	—	—	67	4	—

Total derivative assets	81	(2)	—	45	—	—	(57)	—	—	67	4	—

Total other invested assets	81	(2)	—	45	—	—	(57)	—	—	67	4	—

Reinsurance recoverable (2)	20	14	—	—	—	1	—	—	—	35	14	—

Total Level 3 assets	$4,343	$34	$10	$461	$(26)	$1	$(328)	$363	$(562)	$4,296	$23	$23

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2019	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2019	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
State and political subdivisions	$51	$2	$19	$—	$—	$—	$—	$—	$—	$72	$2
U.S. corporate:
Utilities	643	1	70	109	(14)	—	(47)	72	(10)	824	—
Energy	121	—	9	17	—	—	(12)	—	—	135	—
Finance and insurance	534	—	49	40	—	—	(38)	27	—	612	—
Consumer—non-cyclical	73	—	4	23	—	—	(11)	9	—	98	—
Technology and communications	50	—	6	—	—	—	—	5	(11)	50	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	92	—	8	—	—	—	—	—	—	100	—
Consumer—cyclical	211	—	12	—	(13)	—	(16)	—	(18)	176	—
Transportation	57	—	2	7	—	—	(9)	—	—	57	—
Other	178	—	6	22	—	—	(15)	8	(31)	168	—

Total U.S. corporate	1,998	1	167	218	(27)	—	(148)	121	(70)	2,260	—

Non-U.S. corporate:
Utilities	404	—	28	30	(7)	—	(42)	—	(16)	397	—
Energy	217	—	17	47	—	—	(16)	—	—	265	—
Finance and insurance	171	3	22	7	—	—	(16)	16	(6)	197	3
Consumer—non-cyclical	106	2	5	—	—	—	(49)	—	—	64	—
Technology and communications	26	—	2	—	—	—	—	—	—	28	—
Industrial	61	—	3	13	—	—	—	—	—	77	—
Capital goods	173	—	11	10	—	—	(15)	—	—	179	—
Consumer—cyclical	122	—	10	9	—	—	(4)	—	—	137	—
Transportation	171	—	10	19	—	—	—	—	—	200	—
Other	81	—	11	35	—	—	(2)	6	—	131	—

Total non-U.S. corporate	1,532	5	119	170	(7)	—	(144)	22	(22)	1,675	3

Residential mortgage-backed	35	—	2	—	—	—	(1)	—	(4)	32	—
Commercial mortgage-backed	95	—	23	2	—	—	—	—	(14)	106	—
Other asset-backed	154	—	2	109	—	—	(53)	28	(110)	130	—

Total fixed maturity securities	3,865	8	332	499	(34)	—	(346)	171	(220)	4,275	5

Equity securities	58	—	—	2	(6)	—	—	—	—	54	—

Other invested assets:
Derivative assets:
Equity index options	39	28	—	34	—	—	(39)	—	—	62	(2)

Total derivative assets	39	28	—	34	—	—	(39)	—	—	62	(2)

Total other invested assets	39	28	—	34	—	—	(39)	—	—	62	(2)

Reinsurance recoverable (2)	20	4	—	—	—	1	—	—	—	25	4

Total Level 3 assets	$3,982	$40	$332	$535	$(40)	$1	$(385)	$171	$(220)	$4,416	$7

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$15	$2	$21	$8
Net investment gains (losses)	4	6	13	32

Total	$19	$8	$34	$40

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$2	$2	$5	$5
Net investment gains (losses)	(4)	5	18	2

Total	$(2)	$7	$23	$7

The amount presented for realized and unrealized gains (losses) included in net income (loss) for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2020:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$774	Credit spreads	71bps – 368bps	183bps
Energy	Internal models	7	Credit spreads	91bps	Not applicable
Finance and insurance	Internal models	493	Credit spreads	66bps – 321bps	178bps
Consumer—non-cyclical	Internal models	103	Credit spreads	78bps – 358bps	174bps
Technology and communications	Internal models	126	Credit spreads	133bps – 358bps	224bps
Industrial	Internal models	40	Credit spreads	156bps – 373bps	230bps
Capital goods	Internal models	97	Credit spreads	102bps – 273bps	190bps
Consumer—cyclical	Internal models	133	Credit spreads	139bps – 276bps	201bps
Transportation	Internal models	43	Credit spreads	67bps – 156bps	118bps
Other	Internal models	164	Credit spreads	93bps – 206bps	114bps

Total U.S. corporate	Internal models	$1,980	Credit spreads	66bps – 373bps	179bps

Non-U.S. corporate:
Utilities	Internal models	$347	Credit spreads	89bps – 292bps	164bps
Energy	Internal models	82	Credit spreads	102bps – 241bps	156bps
Finance and insurance	Internal models	199	Credit spreads	86bps – 174bps	134bps
Consumer—non-cyclical	Internal models	53	Credit spreads	97bps – 162bps	142bps
Technology and communications	Internal models	28	Credit spreads	102bps – 238bps	184bps
Industrial	Internal models	93	Credit spreads	91bps – 241bps	165bps
Capital goods	Internal models	146	Credit spreads	97bps – 254bps	177bps
Consumer—cyclical	Internal models	54	Credit spreads	102bps – 241bps	197bps
Transportation	Internal models	95	Credit spreads	78bps – 241bps	129bps
Other	Internal models	135	Credit spreads	110bps – 490bps	209bps

Total non-U.S. corporate	Internal models	$1,232	Credit spreads	78bps – 490bps	163bps

Derivative assets:
Equity index options	Discounted cash flows	$67	Equity index volatility	6% – 41%	28%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.
Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$508	$—	$—	$508
Fixed index annuity embedded derivatives	432	—	—	432
Indexed universal life embedded derivatives	25	—	—	25

Total policyholder account balances	965	—	—	965

Derivative liabilities:
Interest rate swaps	4	—	4	—
Other foreign currency contracts	5	—	5	—

Total derivative liabilities	9	—	9	—

Total liabilities	$974	$—	$9	$965

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$—	$—	$323
Fixed index annuity embedded derivatives	452	—	—	452
Indexed universal life embedded derivatives	19	—	—	19

Total policyholder account balances	794	—	—	794

Derivative liabilities:
Interest rate swaps	10	—	10	—
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	11	—	11	—

Total liabilities	$805	$—	$11	$794

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2020	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2020	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$559	$(57)	$—	$—	$—	$6	$—	$—	$—	$508	$(57)	$—
Fixed index annuity embedded derivatives	447	18	—	—	—	—	(33)	—	—	432	18	—
Indexed universal life embedded derivatives	23	(3)	—	—	—	5	—	—	—	25	(3)	—

Total policyholder account balances	1,029	(42)	—	—	—	11	(33)	—	—	965	(42)	—

Total Level 3 liabilities	$1,029	$(42)	$—	$—	$—	$11	$(33)	$—	$—	$965	$(42)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of July 1, 2019	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2019	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$325	$49	$—	$—	$—	$7	$—	$—	$—	$381	$50
Fixed index annuity embedded derivatives	438	14	—	—	—	—	(8)	—	—	444	14
Indexed universal life embedded derivatives	15	(1)	—	—	—	4	—	—	—	18	(1)

Total policyholder account balances	778	62	—	—	—	11	(8)	—	—	843	63

Total Level 3 liabilities	$778	$62	$—	$—	$—	$11	$(8)	$—	$—	$843	$63

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2020	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2020	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$167	$—	$—	$—	$18	$—	$—	$—	$508	$174	$—
Fixed index annuity embedded derivatives	452	31	—	—	—	—	(51)	—	—	432	31	—
Indexed universal life embedded derivatives	19	(10)	—	—	—	16	—	—	—	25	(10)	—

Total policyholder account balances	794	188	—	—	—	34	(51)	—	—	965	195	—

Total Level 3 liabilities	$794	$188	$—	$—	$—	$34	$(51)	$—	$—	$965	$195	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2019	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2019	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$25	$—	$—	$—	$19	$—	$—	$—	$381	$29
Fixed index annuity embedded derivatives	389	72	—	—	—	—	(17)	—	—	444	72
Indexed universal life embedded derivatives	12	(1)	—	—	—	7	—	—	—	18	(1)

Total policyholder account balances	738	96	—	—	—	26	(17)	—	—	843	100

Total Level 3 liabilities	$738	$96	$—	$—	$—	$26	$(17)	$—	$—	$843	$100

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(42)	62	188	96

Total	$(42)	$62	$188	$96

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(42)	63	195	100

Total	$(42)	$63	$195	$100

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2020:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average (1)
Policyholder account balances:
			Withdrawal utilization rate	56% – 88%	73%
			Lapse rate	2% – 9%	4%
			Non-performance risk (credit spreads)	12bps –83bps	67bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$508	Equity index volatility	21% – 27%	23%
Fixed index annuity embedded derivatives	Option budget method	$432	Expected future interest credited	— % – 3%	1%
Indexed universal life embedded derivatives	Option budget method	$25	Expected future interest credited	3% – 10%	5%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2020
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,880	$7,169	$—	$—	$7,169
Other invested assets		(1)	410	411	—	23	388
Liabilities:
Long-term borrowings		(1)	3,570	3,148	—	2,979	169
Investment contracts		(1)	10,872	12,016	—	—	12,016
Other firm commitments:
Commitments to fund limited partnerships	1,112		—	—	—	—	—
Commitments to fund bank loan investments	35		—	—	—	—	—
Ordinary course of business lending commitments	126		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2019
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,963	$7,239	$—	$—	$7,239
Other invested assets		(1)	432	432	—	49	383
Liabilities:
Long-term borrowings		(1)	3,277	3,093	—	2,951	142
Non-recourse funding obligations		(1)	311	207	—	—	207
Investment contracts		(1)	11,466	12,086	—	—	12,086
Other firm commitments:
Commitments to fund limited partnerships	976		—	—	—	—	—
Commitments to fund bank loan investments	52		—	—	—	—	—
Ordinary course of business lending commitments	69		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Liability for Policy and Contract Claims
The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2020	2019
Beginning balance	$10,958	$10,295
Less reinsurance recoverables	(2,406)	(2,379)

Net beginning balance	8,552	7,916

Incurred related to insured events of:
Current year	3,179	2,865
Prior years	(389)	(237)

Total incurred	2,790	2,628

Paid related to insured events of:
Current year	(708)	(659)
Prior years	(1,867)	(1,794)

Total paid	(2,575)	(2,453)

Interest on liability for policy and contract claims	308	285
Foreign currency translation	5	(9)

Net ending balance	9,080	8,367
Add reinsurance recoverables	2,293	2,413

Ending balance	$11,373	$10,780

The liability for policy and contract claims represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could be significant, and result in increases in reserves by an amount that could be material to our results of operations and financial condition and liquidity. In addition, loss reserves recorded on new delinquencies in our U.S. mortgage insurance business have a high degree of estimation, particularly due to the level of uncertainty regarding whether borrowers in forbearance will ultimately cure or result in a claim payment.
For the nine months ended September 30, 2020, the favorable development of $389 million related to insured events of prior years was primarily attributable to our long-term care insurance business largely from favorable claim terminations mostly attributable to higher mortality, favorable development on prior year incurred but not reported claims and favorable experience on pending claims that terminated before becoming an active claim. These decreases were partially offset by a strengthening of incurred but not reported reserves.
For the nine months ended September 30, 2020, the liability for policy and contract claims increased $415 million largely related to our U.S. mortgage insurance business, principally attributable to a significant increase in the number of new delinquencies driven largely by borrower forbearance resulting from COVID-19. In addition, existing reserves were strengthened by $28 million in the current year primarily driven by unfavorable cure emergence impacting claim frequency and severity offset by net benefits from cures and paid claims. The increase was also attributable to our long-term care insurance business primarily attributable to new claims,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

which includes higher new claims frequency as a result of the aging of the in-force block, as well as higher severity, partially offset by an increase in claim terminations driven mostly by higher mortality and favorable development on incurred but not reported claims in the current year. Given the lower new claim counts submitted during COVID-19, incurred but not reported reserves were strengthened by $61 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims.
(8) Reinsurance
The following table sets forth the changes in the allowance for credit losses related to reinsurance recoverables as of or for the periods indicated:

	Three months ended September 30,	Nine months ended September 30,
(Amounts in millions)	2020	2020
Allowance for credit losses:
Beginning balance	$44	$—
Cumulative effect of change in accounting	—	40
Provision	—	4
Write-offs	—	—
Recoveries	—	—

Ending balance	$44	$44

As discussed in note 2, our policy for evaluating and measuring the allowance for credit losses related to reinsurance recoverables utilizes the reinsurer’s credit rating, updated quarterly, to assess the credit quality of reinsurance recoverables. The following table sets forth A.M. Best Company, Inc.’s (“A.M. Best”) credit ratings related to our reinsurance recoverables, gross of the allowance for credit losses, as of September 30, 2020:

(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$514	$514
A+	1,380	1,366	2,746
A	20	46	66
B+	—	2	2
Not rated	13,422	82	13,504

Total reinsurance recoverable	$14,822	$2,010	$16,832

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As of September 30, 2020 and December 31, 2019, we had a reinsurance recoverable of $13,418 million and $13,752 million, respectively, with UFLIC. In March 2019, upon UFLIC’s request, A.M. Best withdrew UFLIC’s credit rating. There was no impact to us from this action as UFLIC has trust accounts and a guarantee from its parent, as discussed above, and is sufficiently collateralized. Accordingly, the reinsurance recoverable with UFLIC is fully collectible and no allowance for credit losses was recorded as of September 30, 2020.
Reinsurance recoverables are considered past due when contractual payments have not been received from the reinsurer by the required payment date. Claims submitted for payment are generally due in less than one year. As of September 30, 2020, we did not have any reinsurance recoverables past due, except for Scottish Re US Inc. (“Scottish Re”), a reinsurance company domiciled in Delaware. On March 6, 2019, Scottish Re was ordered into receivership for the purposes of rehabilitation by the Court of Chancery of the State of Delaware. The proposed Plan of Rehabilitation of Scottish Re was filed on June 30, 2020; however, we expect a revised Plan of Rehabilitation to be filed by March 16, 2021 with any objections required to be submitted by April 15, 2021. We do not know what deadlines will be imposed related to the Court of Chancery’s consideration of the proposed plan and no hearing date has been scheduled. As of September 30, 2020, amounts past due related to Scottish Re were $16 million, all of which was included in the allowance for credit losses. We will continue to monitor the plan of rehabilitation and expected recovery of the claims balance.
Mortgage Insurance—Excess of Loss Reinsurance
On October 22, 2020, our U.S. mortgage insurance business obtained $350 million of excess of loss reinsurance coverage from Triangle Re 2020-1 Ltd. on a portfolio of existing mortgage insurance policies written from January 2020 through August 2020. Triangle Re 2020-1 Ltd. is a VIE and special purpose insurer domiciled in Bermuda and financed the reinsurance coverage by issuing mortgage insurance-linked notes to unaffiliated investors. The notes are non-recourse to us and our affiliates. The excess of loss reinsurance coverage is fully collateralized by a reinsurance trust account which requires the proceeds from the sale of the mortgage insurance-linked
notes be deposited into the trust and be invested in eligible investments in accordance with the reinsurance trust agreement. The collateralized trust serves to cover reinsurance obligations if losses exceed our first loss tier. For the reinsurance coverage, we retain the first layer of aggregate losses up to $522 million. Triangle Re 2020-1 Ltd. provides 67% reinsurance coverage for losses above our retained first layer up to $350 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Borrowings
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	September 30, 2020	December 31, 2019
Genworth Holdings (1)
7.70% Senior Notes, due 2020	$—	$397
7.20% Senior Notes, due 2021	338	382
7.625% Senior Notes, due 2021	661	701
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	2,693	3,174
Bond consent fees	(20)	(25)
Deferred borrowing charges	(10)	(12)

Total Genworth Holdings	2,663	3,137

Genworth Mortgage Holdings, Inc.
6.50% Senior Notes, due 2025	750	—
Deferred borrowing charges	(12)	—

Total Genworth Mortgage Holdings, Inc.	738	—

Australia (2)
Floating Rate Junior Subordinated Notes, due 2025	35	140
Floating Rate Junior Subordinated Notes, due 2030	136	—

Subtotal	171	140
Deferred borrowing charges	(2)	—

Total Australia	169	140

Total	$3,570	$3,277

(1)
We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(2)
Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited (“GFMIPL”), our indirect majority-owned subsidiary, who currently has the option to redeem the notes due in 2025 at face value at any time, subject to the Australian Prudential Regulation Authority’s (“APRA”) prior written approval.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2020, Genworth Holdings repurchased $84 million principal amount of its senior notes with 2021 maturity dates for a pre-tax gain of $4 million and paid accrued interest thereon.
On August 21, 2020, Genworth Mortgage Holdings, Inc. (“GMHI”) issued $750 million of its 6.50% senior notes due in 2025. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021. These notes mature on
August 15, 2025. GMHI may redeem the notes, in whole or in part, at any time prior to February 15, 2025 at its option, by paying a make-whole premium, plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, GMHI may redeem the notes, in whole or in part, at its option, at 100% of the principal amount, plus accrued and unpaid interest. The notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if GMHI breaches the terms of the indenture.
On July 3, 2020, GFMIPL issued AUD$147 million floating rate subordinated notes due in July 2030 in exchange for AUD$147 million of its floating rate subordinated notes due in July 2025 and issued an additional AUD$43 million floating rate subordinated notes due in July 2030. These notes will pay interest quarterly at a floating rate equal to the three-month bank bill swap reference rate plus a margin of a minimum of
5.0
% per annum. GFMIPL has an option to redeem the notes at face value on July 3, 2025 and every interest payment date thereafter up to and excluding the maturity date, and for certain tax and regulatory events (in each case subject to APRA’s prior written approval). Following the settlement of these transactions, GFMIPL had outstanding floating rate subordinated notes of AUD$53 million due in July 2025 and AUD$190 million due in July 2030.
On August 24, 2020, GFMIPL redeemed AUD$5 million of its floating rate subordinated notes due in July 2025 and paid accrued interest thereon. GFMIPL redeemed the remaining AUD$48 million of its floating rate subordinated notes due in July 2025 on October 6, 2020.
(b) Non-Recourse Funding Obligations
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont Life Insurance Company I (“Rivermont I”) redeemed all of its $315 million of outstanding non-recourse funding obligations due in 2050. The early redemption resulted in a pre-tax loss of $4 million from the write-off of deferred borrowing costs.
(10) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Swaps terminated prior to the TCJA	2.6	1.2	4.3	3.2
Provision to return adjustments	0.8	(1.6)	0.7	(0.4)
Effect of foreign operations	1.1	(0.8)	1.8	2.5
Other, net	0.1	0.1	0.8	0.3

Effective rate	25.6%	19.9%	28.6%	26.6%

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The increase in the effective tax rate for the three and nine months ended September 30, 2020 was primarily attributable to unfavorable provision to return adjustments in the current year compared to favorable adjustments in the prior year and tax expense on forward starting swaps settled prior to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which are tax effected at 35% as they are amortized into net investment income. The increase was also attributable to a higher tax expense related to foreign operations for the three months ended September 30, 2020.
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
During the nine months ended September 30, 2020, we repurchased $84 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax gain of $4 million. In January 2020, we paid a pre-tax make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse funding obligations originally due in 2050 resulting in a pre-tax loss of $4 million from the write-off of deferred borrowing costs. These transactions were excluded from adjusted operating income (loss) for the periods presented as they relate to gains (losses) on the early extinguishment of debt.
In the second quarter of 2020, we recorded a goodwill impairment of $3 million, net of the portion attributable to noncontrolling interests, in our Australia mortgage insurance business.
We recorded a pre-tax expense of $2 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Revenues:
U.S. Mortgage Insurance segment	$284	$251	$819	$709

Australia Mortgage Insurance segment	102	82	265	288

U.S. Life Insurance segment:
Long-term care insurance	1,466	1,110	3,672	3,279
Life insurance	333	347	1,016	1,101
Fixed annuities	138	145	400	455

U.S. Life Insurance segment	1,937	1,602	5,088	4,835

Runoff segment	103	74	200	234

Corporate and Other activities	(6)	11	23	(8)

Total revenues	$2,420	$2,020	$6,395	$6,058

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

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$418	$18	$(89)	$360
Add: net income from continuing operations attributable to noncontrolling interests	18	10	35	45
Add: net income from discontinued operations attributable to noncontrolling interests	—	30	—	101

Net income (loss)	436	58	(54)	506
Less: income (loss) from discontinued operations, net of taxes	1	(80)	(519)	42

Income from continuing operations	435	138	465	464
Less: net income from continuing operations attributable to noncontrolling interests	18	10	35	45

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	417	128	430	419
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(362)	(5)	(378)	(33)
Goodwill impairment, net (2)	—	—	3	—
(Gains) losses on early extinguishment of debt	—	—	9	—
Expenses related to restructuring	—	—	2	4
Taxes on adjustments	77	—	78	6

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$132	$123	$144	$396

(1)
For the three months ended September 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 and $(3) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $12 million and $(4) million, respectively. For the nine months ended September 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(14) million and $(8) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $18 million and $2 million, respectively.

(2)	For the nine months ended September 30, 2020, goodwill impairment was adjusted for the portion attributable to noncontrolling interests of $2 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$141	$137	$286	$408
Australia Mortgage Insurance segment	7	12	17	39
U.S. Life Insurance segment:
Long-term care insurance	59	21	108	38
Life insurance	(69)	(25)	(227)	(17)
Fixed annuities	24	3	58	39

U.S. Life Insurance segment	14	(1)	(61)	60

Runoff segment	19	10	30	39
Corporate and Other activities	(49)	(35)	(128)	(150)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$132	$123	$144	$396

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2020	December 31, 2019
Assets:
U.S. Mortgage Insurance segment	$5,494	$4,504
Australia Mortgage Insurance segment	2,601	2,406
U.S. Life Insurance segment	84,208	81,640
Runoff segment	9,901	9,953
Corporate and Other activities	2,721	2,839

Total assets	$104,925	$101,342

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
In January 2016, Genworth Financial, its current chief executive officer, its former chief executive officer, its then former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by International Union of Operating Engineers Local No. 478 Pension Fund, Richard L. Salberg and David Pinkoski in the Court of Chancery of the State of Delaware. The case was captioned
Int’l Union of Operating Engineers Local No. 478 Pension Fund, et al v. McInerney, et al.
In February 2016, Genworth Financial, its current chief executive officer, its former chief executive officer, its then former chief financial officer and current and former members of its board of directors were named in a second shareholder derivative suit filed by Martin Cohen in the Court of Chancery of the State of Delaware. The case was captioned
Cohen v. McInerney, et al
. On February 23, 2016, the Court of Chancery of the State of Delaware consolidated these derivative suits under the caption
Genworth Financial, Inc. Consolidated Derivative Litigation
. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the Court may deem proper. The amended consolidated complaint also added Genworth’s then current chief financial officer as a defendant, based on alleged conduct in her former capacity as Genworth’s controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016. Thereafter, plaintiffs filed a substantially similar second amended complaint which we moved to dismiss on September 16, 2016. The motion is fully briefed and awaiting disposition by the Court. The action is stayed pending the completion of the proposed China Oceanwide transaction.
In October 2016, Genworth Financial, its current chief executive officer, its former chief executive officer, its then current chief financial officer, its then former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by Esther Chopp in the Court of Chancery of the State of Delaware. The case is captioned
Chopp v. McInerney, et al.
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
In December 2017, Genworth Financial International Holdings, LLC (“GFIH”) and Genworth Financial were named as defendants in an action captioned
AXA S.A. v. Genworth Financial International Holdings, LLC et al.,
in the High Court of Justice, Business and Property Courts of England and Wales. In the action, AXA

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

initially sought in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited (“FICL”) and Financial Assurance Company Limited (“FACL”), relating to alleged remediation it has paid to customers who purchased payment protection insurance (“PPI”). The hearing on liability and subrogation matters commenced on November 4, 2019 and concluded on November 12, 2019. On December 6, 2019, the Court issued its judgment, ruling in AXA’s favor with respect to its claim against Genworth for 90% of AXA’s payment of PPI mis-selling losses. The Court further ruled, among other matters, that Genworth is not entitled to be subrogated to the rights of FICL/FACL against Santander Cards UK Limited or require AXA to assert reasonable defenses with respect to PPI mis-selling claims. In January 2020, we made an interim payment to AXA for approximately $134 million, which was previously accrued in December 2019 in connection with the aforementioned Court ruling. On June 8, 2020, AXA amended its claim and updated its demand to £499 million, excluding an alleged claim for a tax gross up for a possible additional amount of £117 million or more. The damages hearing took place from June 15, 2020 through June 23, 2020. On July 20, 2020, Genworth and GFIH entered into a settlement agreement with AXA pursuant to which the parties have agreed, pending satisfaction of certain conditions, not to enforce, appeal or set aside the liability judgment of December 6, 2019 and the subsequently issued damages judgment of July 27, 2020. See note 14 for additional details on the terms of the settlement with AXA, the sale of our former lifestyle protection insurance business and amounts recorded related to loss from discontinued operations.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. We intend to continue to vigorously defend the dismissal of this action.
In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, GFIH and Genworth Life Insurance Company (“GLIC”) were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned
Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth MI Canada Inc. (“Genworth Canada”) from being transferred out of GFIH. On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief from their August 7, 2019 motion with an exception that allowed GFIH to transfer $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay-off of a senior secured term loan facility dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019, and plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividends GLIC paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to $15 million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. On March 27, 2020, we filed our answer to plaintiffs’ amended complaint. We intend to continue to vigorously defend this action.
In January 2019, Genworth Financial and GLIC were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Jerome Skochin, Susan Skochin, and Larry Huber, individually and on behalf of all other persons similarly situated v. Genworth Financial, Inc. and Genworth Life Insurance Company
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that Genworth made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of contract, fraud, fraudulent inducement and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (on behalf of the two named plaintiffs who are Pennsylvania residents), and seeks damages (including statutory treble damages under Pennsylvania law) in excess of $5 million. On March 12, 2019, we moved to dismiss plaintiffs’ complaint. On March 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on April 1, 2019. In July 2019, the Court heard oral arguments on our motion to dismiss. On August 29, 2019, the Court issued an order granting our motion to dismiss the claim with regard to breach of contract, but denied our motion with regard to fraudulent omission, fraudulent inducement and violation of the Pennsylvania Unfair Trade Practices and Consumer Protection law. On September 20, 2019, plaintiffs filed an amended complaint, dropping Genworth Financial as a defendant and reducing their causes of action from four counts to two: fraudulent inducement by omission and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (on behalf of the two named plaintiffs who are Pennsylvania residents). The parties engaged in a mediation process and, on October 22, 2019, reached an agreement in principle to settle this matter on a

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

nationwide basis. On November 22, 2019, plaintiffs filed an amended complaint, adding Genworth Life Insurance Company of New York as a defendant and expanding the class to all fifty states and the District of Columbia. On January 15, 2020, the Court preliminarily approved the settlement and set the final approval hearing for July 10, 2020. On March 26, 2020, the parties filed a Joint Motion for Leave to Amend certain aspects of the settlement, which was approved by the Court on March 31, 2020. On April 10, 2020, the Indiana Department of Insurance filed a Motion to Intervene and Motion to Stay, seeking to stay the current schedule for class settlement and delay the date of the final approval hearing in light of disruptions caused by COVID-19. On April 14, 2020, the class administrator sent out class notices to potential settlement class members. On April 17, 2020, plaintiffs filed their opposition to the Indiana Department of Insurance’s motion to stay. The Court conducted final approval hearings on July 10, 2020, July 14, 2020 and September 11, 2020. Based on the Court’s preliminary approval of the settlement, we do not anticipate the outcome of this matter to have a material adverse impact on our results of operations or financial position. If the court does not approve the final settlement, we intend to continue to vigorously defend this action.
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
On May 13, 2020, GLAIC was also named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Ronald L. Daubenmier, individually and on behalf of himself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On June 26, 2020, plaintiffs filed a consent motion to consolidate the two cases. On June 30, 2020, the United States District Court for the Eastern District of Virginia issued an order consolidating the Brighton Trustees and Daubenmier cases. On July 17, 2020, the Brighton Trustees and Daubenmier plaintiffs filed a consolidated complaint, alleging that GLAIC subjected policyholders to an unlawful and excessive cost of insurance increase. The consolidated complaint asserts claims for breach of contract and injunctive relief, and seeks damages in excess of $5 million. On August 31, 2020, we filed an answer to plaintiffs’ consolidated complaint. The trial is scheduled to commence on April 1, 2022. We intend to vigorously defend this action.
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
(b) Commitments
As of September 30, 2020, we were committed to fund $1,112 million in limited partnership investments, $11 million in U.S. commercial mortgage loan investments and $115 million in private placement investments. As of September 30, 2020, we were also committed to fund $35 million of bank loan investments which had not yet been drawn. Amounts disclosed are net of an allowance for credit losses, see note 2 for additional information related to credit losses on off-balance sheet credit exposures.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2020	$1,811	$2,677	$(41)	$4,447
OCI before reclassifications	161	(191)	33	3
Amounts reclassified from (to) OCI	(261)	(35)	—	(296)

Current period OCI	(100)	(226)	33	(293)

Balances as of September 30, 2020 before noncontrolling interests	1,711	2,451	(8)	4,154

Less: change in OCI attributable to noncontrolling interests	—	—	13	13

Balances as of September 30, 2020	$1,711	$2,451	$(21)	$4,141

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2019	$1,305	$1,983	$(275)	$3,013
OCI before reclassifications	384	306	(64)	626
Amounts reclassified from (to) OCI	(13)	(30)	—	(43)

Current period OCI	371	276	(64)	583

Balances as of September 30, 2019 before noncontrolling interests	1,676	2,259	(339)	3,596

Less: change in OCI attributable to noncontrolling interests	1	—	(27)	(26)

Balances as of September 30, 2019	$1,675	$2,259	$(312)	$3,622

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2020	$1,456	$2,002	$(25)	$3,433
OCI before reclassifications	609	544	8	1,161
Amounts reclassified from (to) OCI	(355)	(95)	—	(450)

Current period OCI	254	449	8	711

Balances as of September 30, 2020 before noncontrolling interests	1,710	2,451	(17)	4,144

Less: change in OCI attributable to noncontrolling interests	(1)	—	4	3

Balances as of September 30, 2020	$1,711	$2,451	$(21)	$4,141

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2019	$595	$1,781	$(332)	$2,044
OCI before reclassifications	1,186	560	33	1,779
Amounts reclassified from (to) OCI	(59)	(82)	—	(141)

Current period OCI	1,127	478	33	1,638

Balances as of September 30, 2019 before noncontrolling interests	1,722	2,259	(299)	3,682

Less: change in OCI attributable to noncontrolling interests	47	—	13	60

Balances as of September 30, 2019	$1,675	$2,259	$(312)	$3,622

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.
The foreign currency translation and other adjustments balance in the charts above included $(2) million, net of taxes of $1 million, related to a net unrecognized postretirement benefit obligation as of September 30, 2019. The balance also included taxes of $22 million and $(44) million, respectively, related to foreign currency translation adjustments as of September 30, 2020 and 2019.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(331)	$(17)	$(450)	$(75)	Net investment (gains) losses
Income taxes	70	4	95	16	Provision for income taxes

Total	$(261)	$(13)	$(355)	$(59)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(50)	$(41)	$(139)	$(121)	Net investment income
Interest rate swaps hedging assets	(4)	(4)	(8)	(6)	Net investment (gains) losses
Foreign currency swaps	—	(1)	—	—	Net investment income
Income taxes	19	16	52	45	Provision for income taxes

Total	$(35)	$(30)	$(95)	$(82)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.
(14) Discontinued Operations
On December 1, 2015, we completed the sale of our lifestyle protection insurance business to AXA. In 2017, AXA sued us for damages on an indemnity in the 2015 agreement related to alleged remediation it paid to customers who purchased PPI. On July 20, 2020, we reached a settlement agreement with AXA for losses incurred from mis-selling complaints on policies sold from 1970 through 2004 and paid an initial amount of £100 million ($125 million) to AXA. An after-tax loss of $21 million and $537 million related to the settlement is included in income (loss) from discontinued operations for the three and nine months ended September 30, 2020, respectively. We also recorded other after-tax legal fees and expenses of $1 million and $5 million for the three and nine months ended September 30, 2020, respectively. See note 12 for
a
dditional details related to the case regarding the sale of our lifestyle protection insurance business.
As part of the settlement agreement, we agreed to make payments for certain PPI mis-selling claims, along with a significant portion of future claims that are still being processed. Under the settlement agreement, we issued a secured promissory note to AXA, in which we agreed to make deferred cash payments in two installments
i
n June 2022 and September 2022. Future claims that are still being processed will be added to the September 2022 installment payment.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts owed to AXA under the settlement agreement, which are reflected as liabilities related to discontinued operations in our unaudited condensed consolidated balance sheet for the period presented:

(Amounts in millions)	September 30, 2020
	British Pounds	U.S. Dollar
Installment payments due to AXA:
June 2022	£159	$206
September 2022:
Beginning balance	158	205
Amounts billed as future losses	29	38

Ending balance	187	243

Total amounts due under the promissory note	346	449

Future claims:
Estimated beginning balance	107	138
Less: Amounts billed to date	(29)	(38)

Estimated future billings	78	100

Total amounts due to AXA under the settlement agreement	£424	$549

The three months ended September 30, 2020 includes an after-tax expense of $18 million attributable to foreign currency
remeasurement

that
 is included in income (loss) from discontinued operations. The promissory note will accrue interest at a fixed rate of 5.25% due quarterly, with a potential for an interest rate decrease to 2.75% following certain prepayment trigger events. Income (loss) from discontinued operations for the three and nine months ended September 30, 2020 includes after-tax interest expense of $3 million attributable to the promissory note.
To secure our obligation under the promissory note, we granted a 19.9% security interest in the outstanding common stock of GMHI and Genworth Mortgage Insurance Australia Limited to AXA. AXA does not have the right to sell or repledge the collateral and is not entitled to any voting rights. The collateral will be released back to us upon full repayment of the promissory note. Accordingly, the collateral arrangement has no impact on our unaudited condensed consolidated financial statements. In the event AXA recovers amounts from third parties related to the mis-selling losses, including from the distributor responsible for the sale of the policies, we have certain rights to share in those recoveries to recoup payments for the underlying mis-selling losses. As of September 30, 2020, we have not recorded any amounts associated with recoveries from third parties.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	transactions involving a change of control of Genworth, other than the China Oceanwide transaction; and

•	receipt of dividends and sale proceeds from certain Genworth subsidiaries above certain threshold amounts.
The promissory note also contains certain negative and affirmative covenants, restrictions imposed on the collateral, representations and warranties and customary events of default.
In addition to the promissory note, we also have an unrelated liability that is owed to AXA associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. The balance of the liability as of September 30, 2020 and December 31, 2019 is $16 million and $42 million, respectively, and is included as liabilities related to discontinued operations in our unaudited condensed consolidated balance sheets. During the third quarter of 2020, based on an updated estimate, we reduced the liability by $28 million which was recognized as an after-tax benefit to earnings of $23 million and is included in income (loss) from discontinued operations for the three months ended September 30, 2020.
In January 2020, we made an interim payment to AXA for £100 million ($134 million), which was accrued as a contingent liability and reflected as liabilities related to discontinued operations as of December 31, 2019. This amount was included in income (loss) from discontinued operations for the year ended December 31, 2019.
We have established our current best estimates for future claims that are still being processed under the settlement agreement, as well as for the unrelated liability related to underwriting losses and other expenses; however, there may be future adjustments to these estimates. If amounts are different from our estimates, it could result in an adjustment to our liabilities and an additional amount reflected in income (loss) from discontinued operations.

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
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the closing of the transaction with China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”), China Oceanwide’s funding plans and transactions we might pursue to address our near-term liabilities and financial obligations, which may include raising capital through our mortgage insurance subsidiaries and/or transactions to sell a percentage of our ownership interests in our mortgage insurance businesses, as well as statements we make regarding the potential impacts of the coronavirus pandemic (“COVID-19”). Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•
risks related to the proposed transaction with China Oceanwide including: the risk that China Oceanwide will be unable to raise funding and our inability to complete the China Oceanwide transaction on the agreed terms, in a timely manner or at all, which may adversely affect our business and the price of our common stock; the risk that we will be unable to address our near-term liabilities and financial obligations, including the risks that we will be unable to raise additional capital and/or sell a percentage of our ownership interest in our U.S. mortgage insurance business to repay the promissory note to AXA S.A. (“AXA”) and repay and/or refinance our debt maturing in 2021 or beyond; the parties’ inability to obtain regulatory approvals, clearances or extensions, or the possibility that such regulatory approvals or clearances may further delay the China Oceanwide transaction or may not be received prior to November 30, 2020 (and either or both of the parties may not be willing to further waive their end date termination rights beyond November 30, 2020) or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals, clearances or extensions (including those conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable) or that with continuing delays, circumstances may arise that make one or more previously obtained regulatory approvals or clearances no longer valid, one or both parties unwilling to proceed with the China Oceanwide transaction or unable to comply with the conditions to existing regulatory approvals, or one or both of the parties may be unwilling to accept any new condition under a regulatory approval; the risk that the parties will not be able to obtain other regulatory approvals, clearances or extensions, including in connection with a potential alternative funding structure or the current geo-political environment, or that one or more regulators may rescind or fail to extend existing approvals, or that the revocation by one regulator of approvals will lead to the revocation of approvals by other regulators; the parties’ inability to obtain any necessary regulatory approvals, clearances or extensions for the post-closing capital plan; the risk that a condition to the closing of the China Oceanwide transaction may not be satisfied or that a condition to closing that is currently satisfied may not remain satisfied due to the delay in closing the China Oceanwide transaction or that the parties will be unable to agree upon a closing date following receipt of all regulatory approvals and clearances; the risk regarding the ongoing availability of any required financing; the risk that existing and potential legal proceedings may be instituted against us in connection with the China Oceanwide transaction that may delay the transaction, make it more costly or ultimately preclude it; the risk that the proposed China Oceanwide transaction disrupts our current plans and operations as a result of the announcement and consummation of the transaction; potential adverse reactions or changes to our business relationships with clients, employees, suppliers or other parties or other business uncertainties resulting from the announcement of the China Oceanwide transaction or during the pendency of the transaction, including but not limited to such changes that could affect our financial performance; certain restrictions during the pendency of the China Oceanwide transaction that may impact our ability to pursue certain business opportunities or strategic transactions; continued availability of capital and financing to us before, or in the absence of, the consummation of the China Oceanwide transaction; further rating agency actions and downgrades in our credit or financial strength ratings; changes in applicable laws or regulations; our ability to recognize the anticipated benefits of the China Oceanwide transaction; the amount of the costs, fees, expenses and other charges related to the China Oceanwide transaction; the risks related to diverting management’s attention from our ongoing business operations; and our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected;

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

•
regulatory and legal risks
including: extensive regulation of our businesses and changes in applicable laws and regulations (including changes to tax laws and regulations); litigation and regulatory investigations or other actions; dependence on dividends and other distributions from our subsidiaries (particularly our mortgage insurance subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries, heightened regulatory restrictions resulting from COVID-19, and other insurance, regulatory or corporate law restrictions; the inability to successfully seek in-force rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business, including as a result of COVID-19; adverse change in regulatory requirements, including risk-based capital; changes in regulations adversely affecting our Australian mortgage insurance business; inability to continue to maintain the private mortgage insurer eligibility requirements (“PMIERs”), including as a result of the interim conditions and applicable requirements imposed by the GSEs on our U.S. mortgage insurance subsidiary and/or after the benefit of the 0.30 multiplier applied to non-performing loans expires under the PMIERs temporary amendments; risks on our U.S. mortgage insurance subsidiary’s ability to pay our holding company dividends as a result of the GSEs’ amendments to PMIERs in response to
COVID-19;
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

•
liquidity, financial strength ratings, credit and counterparty risks including: insufficient internal sources to meet liquidity needs and limited or no access to capital (including the ability to obtain further financing, either by raising capital through a debt/equity financing and/or selling a percentage of our ownership interests in our mortgage insurance businesses, or under a secured term loan or credit facility); the impact on holding company liquidity caused by the inability to receive dividends or other returns of capital from our mortgage insurance businesses as a result of COVID-19; the impact of increased leverage as a result of the AXA settlement and related restrictions; continued availability of capital and financing; future adverse rating agency actions against us or our U.S. mortgage insurance subsidiary, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade, all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; and defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance;

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
On September 30, 2020, Genworth, Parent and Merger Sub entered into a sixteenth waiver and agreement (“Sixteenth Waiver and Agreement”) pursuant to which Genworth and Parent each agreed to waive its right to terminate the Merger Agreement and abandon the Merger to the earliest date of: (i) November 30, 2020,

(ii) failure by the Parent to approve final documents provided by Genworth for the sale of Genworth, its subsidiaries or a portion of its assets or (iii) in the event that after September 30, 2020 any governmental entity imposes or requires, any term, condition, obligation, restriction, requirement, limitation, qualification, remedy or other action that applies to the Merger Agreement, that is materially and adversely different, individually or in the aggregate, from the conditions set forth by the governmental entities with respect to the Merger that were in effect on the date of the Sixteenth Waiver and Agreement.
In addition, as part of the conditions set forth in the Sixteenth Waiver and Agreement, China Oceanwide agreed to submit to Genworth satisfactory evidence by October 31, 2020 confirming that approximately $1.0 billion is available to China Oceanwide from sources in Mainland China and debt financing of up to $1.8 billion is available from sources outside of Mainland China through Hony Capital and/or other acceptable third parties. In aggregate, these funding sources would provide China Oceanwide the necessary funds to acquire Genworth at the agreed upon purchase price of $5.43 per share. China Oceanwide has made significant progress on the Hony Capital funding and has provided satisfactory documentation to Genworth indicating that Hony Capital expects to be able to finalize the $1.8 billion financing in November 2020, and that China Oceanwide is continuing to work diligently with the goal of closing the transaction by November 30, 2020, subject to timely receipt of outstanding regulatory re-approvals, confirmations and/or clearances. China Oceanwide is also gathering funds in Mainland China to provide the remaining amount required to pay for the total Genworth purchase price of $5.43 per share.
Genworth also has the right, in connection with the conditions set forth in the Sixteenth Waiver and Agreement, to issue debt or other financing instruments, and pursue other strategic transactions, such as transactions to sell some or all of its interests in its mortgage insurance businesses, as needed to meet its short-term financial obligations, including but not limited to, the AXA promissory note and debt of approximately $1.0 billion maturing in 2021. For additional details on the AXA litigation, the associated settlement agreement and issuance of the promissory note to AXA, see notes 12 and 14 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” If China Oceanwide disagrees with any steps that Genworth takes to meet its financial obligations, it has the right to terminate the transaction in its sole discretion.
Under the Sixteenth Waiver and Agreement, if the parties are unable to agree on a closing date following the satisfaction or waiver of the conditions to closing, each party has the right to terminate the Merger Agreement. If the parties are unable to satisfy the closing conditions by November 30, 2020, and are unable to reach an agreement as to a further extension of the deadline, then either party may terminate the Merger Agreement pursuant to its terms.
The China Oceanwide transaction has received all U.S. regulatory approvals needed to close the transaction, subject to confirmation from the Delaware Department of Insurance that the acquisition of Genworth’s Delaware-domiciled insurer may proceed under the existing approval. Genworth recently received confirmation from the U.S. Financial Industry Regulatory Authority (“FINRA”) that the transaction may close under FINRA rules prior to receiving its final approval. In addition, the GSEs recently re-approved the transaction, subject to certain conditions and the North Carolina Department of Insurance extended its previously granted approval through January 24, 2021. China Oceanwide needs to receive clearance for currency conversion and transfer of funds from China’s State Administration of Foreign Exchange, and the Chinese National Development and Reform Commission needs to confirm the extension of the acceptance of filing with respect to the transaction, as its prior acceptance of filing has expired. All other required approvals and clearances have been secured.
In September 2020, the GSEs imposed certain conditions and restrictions on our U.S. mortgage insurance business with respect to its capital. These capital restrictions will remain in effect during the pendency of the China Oceanwide transaction, and if the China Oceanwide transaction is completed, thereafter until certain conditions are met. See “Item 2—U.S. Mortgage Insurance segment—trends and conditions” for additional details.
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
Strategic Alternatives
If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. Given the delay in closing the China Oceanwide transaction, we have taken and will continue to take steps to address our near-term liabilities, which include a secured promissory note issued to AXA under the settlement agreement reached on July 20, 2020 and approximately $1.0 billion in debt maturing in 2021.
These steps included a debt offering from Genworth Mortgage Holdings, Inc. (“GMHI”), Genworth’s indirect wholly-owned mortgage insurance subsidiary. On August 21, 2020, GMHI issued $750 million of its 6.50% senior notes due in 2025 (“2025 Senior Notes”). A dividend of $436 million was paid to Genworth Holdings, Inc. (“Genworth Holdings) from the net cash proceeds of the offering with the remaining amount retained by GMHI to address GSE requirements. The dividend received from GMHI provides liquidity to address Genworth Holdings’ debt maturing in February 2021. Due to the uncertainty regarding the completion of the China Oceanwide transaction, we are continuing to take steps toward raising capital by preparing for a possible public offering of our U.S. mortgage insurance business, subject to market conditions. Changes to our financial projections, including changes that anticipate planned strategic transactions, may negatively impact our ability to realize certain foreign tax credits or other deferred tax assets and may impair our ability to utilize beneficial consolidated tax rules, all of which could result in a material adverse effect on our results of operations.
As a result of the performance of our long-term care and life insurance businesses, as well as the resulting lack of potential dividend capacity from our U.S. life insurance subsidiaries, our financial strength ratings have been downgraded. Absent any alternative commitment of external capital, or other proactive actions to meet our closest debt maturities and other obligations, we believe there would be increased pressure on and potential further downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share in the U.S. mortgage insurance industry, and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt. These challenges may be exacerbated by COVID-19.
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

COVID-19 Summary
COVID-19 continues to bring unprecedented changes to the global economy. We have taken steps to mitigate some of the risks associated with COVID-19. However, the ultimate impact on our businesses from the pandemic remains unknown, therefore, we are planning for future steps given the potential for a delayed or prolonged recovery. Below is a summary of certain of the trends, impacts and uncertainties relating to COVID-19, which have impacted our quarterly results under review in this report and are expected to continue to impact our results of operations and financial condition. Our discussion and analysis of our quarterly results should be read in conjunction with the following disclosures regarding COVID-19 and the more detailed disclosures contained elsewhere herein.
Economic Backdrop

•
COVID-19 has disrupted the global economy and financial markets, business operations, and consumer behavior and confidence. While all states have been impacted, certain geographies have been disproportionately impacted by COVID-19 either through the spread of the virus or the severity of the mitigation steps taken to control its spread. Weekly unemployment claims have slowed compared to the height of the pandemic; however, they remain elevated. The unemployment rate decreased in the third quarter of 2020 compared to the second quarter of 2020, as the U.S. economy continued to add jobs lost at the height of the pandemic. However, the number of unemployed Americans remains high and underemployment is likely to remain high for an extended period of time.

•
The U.S. economy showed signs of recovery from COVID-19 in the third quarter of 2020 but remains in recessionary conditions. U.S. gross domestic product is forecasted to contract for the full year 2020. Monthly economic indicators improved from the lows of the second quarter of 2020 and efforts by the U.S. federal government through fiscal stimulus packages helped contribute to this recovery. However, political gridlock and the upcoming U.S. presidential election have added uncertainty to the timing of future stimulus measures and contributed to increased market volatility.

•
During the third quarter of 2020, the U.S. Federal Reserve maintained interest rates near zero as the U.S. economy continues to recover from the negative impact of COVID-19. The U.S. Federal Reserve’s latest forecast indicates that interest rates will remain at near zero through 2023 and will be maintained until the labor market recovers.

•
Credit markets continued their recovery in the third quarter of 2020 with credit spreads tightening early in the quarter, however, this activity leveled off in August 2020 as recovery slowed. A resurgence of localized COVID-19 cases across Europe and other parts of the globe has sparked new economic shutdowns and concerns over future containment of the virus which may hamper the pace of the global economic recovery.

•
The U.S. Federal Reserve plans to continue to support credit markets through its quantitative easing programs, including a corporate credit facility to purchase investment grade and certain high yield corporate securities that began in May 2020 and secondary market purchases of corporate bonds that started in June 2020.

U.S. Mortgage Insurance

•
As a result of COVID-19, the second quarter of 2020 financial results of our U.S. mortgage insurance business were negatively impacted primarily through increased borrower uptake of forbearance options, many of which resulted in a new delinquency. Elevated borrower forbearance continued into the third quarter of 2020, however, it slowed meaningfully compared to activity in the second quarter of 2020. Servicer reported forbearance ended the third quarter of 2020 with approximately 6.7% or 61,183 of our active policies reported in a forbearance plan, of which approximately 63% were reported as delinquent. Forbearance to date has been a leading indicator of future new delinquencies; however, it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent.

•
Servicers continued the practice of remitting premiums during the early stages of delinquency. As a result, we did not experience an impact to earned premiums during the second and third quarters of 2020.

•
New delinquencies continue to increase driven primarily by an increase in borrower forbearance as a result of COVID-19. Approximately 75% of our primary new delinquencies in the third quarter of 2020 were subject to a forbearance plan. New delinquencies of 16,664 contributed $61 million of loss expense for the three months ended September 30, 2020.

•
Our U.S. mortgage insurance business third quarter of 2020 PMIERs required assets benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided an estimated $1,217 million of benefit to our September 30, 2020 PMIERs required assets. For non-performing loans that are not subject to a forbearance plan, the 0.30 multiplier is applicable for no longer than three calendar months beginning with the month in which the loan became non-performing due to having missed two monthly payments. For those non-performing loans subject to a forbearance plan, the 0.30 multiplier is applicable for the time the loan remains in the forbearance plan. Given the magnitude of the benefit on our PMIERs required assets in applying the 0.30 multiplier, it is possible our PMIERs required assets will be adversely impacted after the expiration of the multiplier if the non-performing loans do not cure. As a result of the uncertainty regarding the impact of COVID-19 on our U.S. mortgage insurance business, among other restraints, we intend to preserve PMIERs available assets and do not expect to receive additional dividends from our U.S. mortgage insurance business for the remainder of 2020. The amount and timing of future dividends will depend on the economic recovery from COVID-19, among other factors.

Australia Mortgage Insurance

•
Many of our lender customers created programs that allow affected borrowers the option to defer their mortgage repayments, without penalty, for a period of up to six months. Under regulatory guidance, borrowers participating in these programs, unless previously delinquent, are reported as current during the deferral period. As of September 30, 2020, our Australia mortgage insurance business had approximately 31,000 insured loans in-force still participating in a deferral program, down from over 48,000 as of June 30, 2020. This represents approximately 3% of our Australia mortgage insurance business total insured loans in-force as of September 30, 2020.

•
For many borrowers, the six-month deferral period expired in September 2020. Therefore, on September 22, 2020 the Australian Prudential Regulatory Authority (“APRA”) released guidance regarding treatment of loans impacted by COVID-19, including options for loans to be restructured without being treated as delinquent. Lenders have been completing serviceability assessments to determine the most appropriate solutions for borrowers experiencing hardships, including, in some cases, extension of payment deferral programs.

•
The Australian government continued to provide support for incomes, jobs and businesses with additional measures announced in the Federal Budget in October 2020. While the government programs and lender initiatives may lessen the effect of COVID-19 related losses to the business, uncertainties remain, and it could take a considerable amount of time for the economy to recover the lost output and employment resulting from the pandemic.

•
Our Australia mortgage insurance business strengthened its loss reserves by $24 million in the third quarter of 2020 reflecting the economic impacts caused by COVID-19, including a provision for incurred but not reported losses on loans in payment deferral programs. As the majority of loans enrolled in payment deferral programs are not reported as delinquent, this estimate is largely based on the assumption that some of these loans will ultimately become delinquent regardless of being placed in the deferral program. Due to COVID-19, our mortgage insurance business in Australia anticipates claims and reported delinquencies to increase as we move into 2021. In addition, until normal patterns of delinquency development and progression return, we expect to continue to see increases in our incurred but not reported loss reserves, which could further materially impact losses.

•
As a result of potential impacts on capital levels, we do not expect to receive further dividends or other returns of capital from our mortgage insurance business in Australia for the remainder of 2020. The amount and timing of future dividends will depend on the economic recovery from COVID-19, among other factors.

U.S. Life Insurance

•
We have experienced some degree of higher mortality across all of our U.S. life insurance products as a result of COVID-19. For our long-term care insurance products, higher mortality has resulted in a favorable impact on claim and active policy reserves. Although it is not our practice to track cause of death for policyholders and claimants, we believe the results of our long-term care insurance business were likely impacted by COVID-19 in the second and third quarters of 2020. In our life insurance products, overall mortality experience was also higher for the nine months ended September 30, 2020 compared to nine months ended September 30, 2019, attributable in part to COVID-19.

•
We have experienced lower new claims incidence in our long-term care insurance business; however, we do not expect this to be permanent but rather a temporary reduction while shelter-in-place and social distancing protocols are in effect. Given the lower new claim counts submitted during COVID-19, incurred but not reported reserves were strengthened by $61 million for the nine months ended September 30, 2020, reflecting our assumption that lower new claim incidence during this period will ultimately return to normal levels. Our long-term care insurance benefit utilization will be monitored for impact; although it is too early to tell the magnitude and/or direction of that impact.

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

•
Our U.S life insurance companies have complied with guidance issued by certain insurance regulators, such as mandates that policies cannot be lapsed or cancelled if premiums are not paid or requirements to provide extensions of grace periods during COVID-19. We have not experienced a significant impact on our premiums in our U.S. life insurance businesses while there have been premium deferrals/grace period mandates in place in certain states, however, the extension of grace periods and reinstatements mandated by state regulators during COVID-19 have temporarily increased the level of reserves in our term universal life insurance products in the current year. Although most of these mandates have been lifted, we continue to monitor developments related to COVID-19 such as state directives that are issued during this time and we will comply with any new guidance issued by our state insurance regulators.

Runoff

•
The most significant impacts on our variable annuity products from COVID-19 are the low interest rate environment and volatile equity markets. During the first half of 2020, our variable annuity products experienced a sharp decline in financial performance. Our third quarter of 2020 financial results experienced a modest rebound as equity markets continued their recovery. However, adjusted operating income remains depressed for the nine months ended September 30, 2020, and is down 23% compared to the prior year.

•
Although certain states had mandates in place that policies cannot be lapsed and a few still require grace period extensions, we have not experienced a significant impact on our Runoff segment. There is no requirement to pay premiums in the majority of our variable annuity contracts and benefits would adjust contractually based on actual premiums paid in these products.

Investment Portfolio

•
We are actively monitoring our investment portfolio, including asset valuations impacted by the spread of COVID-19 and the resulting economic disruption. Our investment portfolio is primarily comprised of investment grade fixed maturity securities, with approximately 55% rated “A” and above. The carrying value of our investment portfolio as of September 30, 2020 and December 31, 2019 was $76.5 billion and $71.2 billion, respectively, of which 84% and 85%, respectively, was invested in fixed maturity securities.

•
During the third quarter of 2020, credit markets continued their recovery supported by strong investor inflows, improved corporate balance sheets and liquidity positions, asset/liability management measures taken by companies and minimal negative credit rating migration. We recognized approximately $0.8 billion of unrealized investment gains in the third quarter of 2020. The net unrealized investment gains related to our fixed maturity securities are recorded as a part of accumulated other comprehensive income (loss) and have no impact on earnings.

•
We routinely monitor our investment portfolio for possible ratings downgrades and other signs of distress that could be indicators of impairment. Our monitoring includes identifying assets susceptible to the efforts to contain the spread of COVID-19, including close inspection of investments in industries directly impacted, such as travel, energy, leisure, lodging and auto. Our monitoring also includes inspection of other credit risk attributes, such as high leverage, supply chain interruptions and service disruptions/stoppages. For the nine months ended September 30, 2020, our investment portfolio has experienced modest impacts associated with impairments and recognized an allowance for credit losses of $5 million on our available-for-sale fixed maturity securities due in part to the adverse effects of COVID-19.

•
As of September 30, 2020, we did not have any modifications or extensions of commercial mortgage loans that were considered troubled debt restructurings. Modified loans represented 10% of our total loan portfolio as of September 30, 2020, as borrowers have sought additional relief related to
COVID-19.

Operational Readiness and Business Continuity

•
Our business continuity plans consider workforce continuity and we currently are requiring all employees to work from home through June 2021. We will continue to monitor workforce continuity and the safety of our employees as we start the process of returning to an office environment in mid 2021.

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

Liquidity

•
Genworth Holdings’ financial obligations due one year from the issue date of the unaudited condensed consolidated financial statements, including debt maturing in 2021, exceed its current liquidity. Absent accessing additional liquidity through third party sources and/or the completion of the China Oceanwide transaction, we would not expect to have a projected ability to meet our financial obligations with existing cash on hand and through normal course expected cash inflows for one year following the issuance of our unaudited condensed consolidated financial statements. Accordingly, due to the uncertainty regarding the completion of the China Oceanwide transaction, we are continuing to actively take steps toward raising capital by preparing for a possible public offering of our U.S. mortgage insurance business, subject to market conditions. Proceeds from an equity transaction along with existing cash and cash equivalents, are expected to provide Genworth Holdings sufficient liquidity to meet its obligations and maintain business operations for one year from the issue date of the unaudited condensed consolidated financial statements. See note 1 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional details.

•
During the third quarter of 2020, we successfully executed a debt financing through our U.S. mortgage insurance business, a transaction we deemed probable in our previous assessment of our ability to continue as a going concern. The debt financing provided liquidity to Genworth Holdings of $436 million which is sufficient to fully address its debt maturing in February 2021.

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
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

•
We had net income available to Genworth Financial, Inc.’s common stockholders of $418 million and $18 million for the three months ended September 30, 2020 and 2019, respectively. We had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $132 million and $123 million for the three months ended September 30, 2020 and 2019, respectively.

•
Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $141 million and $137 million for the three months ended September 30, 2020 and 2019, respectively. The increase was primarily from higher premiums mainly attributable to higher insurance in-force and an increase in policy cancellations in our single premium mortgage insurance product, partially offset by lower average premium rates and higher ceded premiums from reinsurance transactions executed in the current year. These increases were partially offset by higher losses largely from new delinquencies driven primarily by an increase in borrower forbearance as a result of COVID-19. The third quarter of 2020 also includes favorable development on incurred but not reported delinquencies established in the second quarter of 2020.

•
Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $7 million and $12 million for the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations and from lower net investment income in the current year.

•
Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $14 million in the current year compared to an adjusted operating loss of $1 million in the prior year.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $38 million primarily due to an increase in claim terminations driven mostly by higher mortality in the current year, favorable development on incurred but not reported claims and higher net investment income. These increases were partially offset by higher frequency and severity of new claims in the current year.

•
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business increased $44 million mainly attributable to higher lapses primarily associated with our large 20-year term life insurance block entering its post-level premium period, higher reserves in our 10-year term universal life insurance blocks that entered its post-level premium period during the premium grace period and higher mortality in our universal and term universal life insurance products in the current year compared to the prior year. The prior year also included an unfavorable adjustment of $10 million related to higher ceded reinsurance rates.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $21 million predominantly from $13 million of unfavorable charges related to loss recognition testing in the prior year that did not recur and higher mortality in our single premium immediate annuity products, partially offset by lower net spreads in the current year.

•
Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $19 million and $10 million for the three months ended September 30, 2020 and 2019, respectively. The increase was predominantly from favorable equity market performance and higher policy loan income in the current year.

•
Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $49 million and $35 million for the three months ended September 30, 2020 and 2019, respectively. The increase in the loss was primarily related to lower tax benefits, partially offset by lower interest expense in the current year.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

•
We had a net loss available to Genworth Financial, Inc.’s common stockholders of $89 million for the nine months ended September 30, 2020 compared to net income available to Genworth Financial, Inc.’s common stockholders of $360 million for the nine months ended September 30, 2019. We had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $144 million and $396 million for the nine months ended September 30, 2020 and 2019, respectively.

•
Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $286 million and $408 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily attributable to higher losses largely from new delinquencies driven in large part by a significant increase in borrower forbearance as a result of COVID-19, reserve strengthening on existing delinquencies and from lower net benefits from cures and aging of existing delinquencies in the current year. These decreases were partially offset by higher premiums largely driven by higher insurance in-force and an increase in policy cancellations in our single premium mortgage insurance product primarily due to higher mortgage refinancing in the current year.

•
Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $17 million and $39 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations, lower net investment income and higher losses mostly associated with the economic impacts caused by COVID-19 in the current year.

•
Our U.S. Life Insurance segment had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $61 million for the nine months ended September 30, 2020 compared to adjusting operating income of $60 million for the nine months ended September 30, 2019.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $70 million primarily from an increase in claim terminations driven mostly by higher mortality in the current year, $55 million of higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented and from continued favorable development on incurred but not reported claims. These increases were partially offset by higher frequency and severity of new claims in the current year.

•
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business increased $210 million predominantly attributable to higher reserves in our 10-year term universal life insurance block entering its post-level premium period during the premium grace period, higher mortality in the current year compared to the prior year and higher lapses primarily associated with our large 20-year term life insurance block entering its post-level premium period.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $19 million predominantly from $31 million of unfavorable charges related to loss recognition testing in the prior year that did not recur and higher mortality in our single premium immediate annuity products, partially offset by lower net spreads in the current year.

•
Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $30 million and $39 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was predominantly from less favorable equity market performance and a decline in interest rates in the current year.

•
Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $128 million and $150 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the loss was primarily related to lower interest expense and lower operating expenses, partially offset by a lower benefit for income taxes in the current year.

Other Significant Developments
The periods under review include, among others, the following significant developments.
U.S. Mortgage Insurance

•	Incurred losses . Incurred losses were $292 million for the nine months ended September 30, 2020, of which $231 million was attributable to higher new delinquencies driven mostly by borrower forbearance as a result of COVID-19. The increase was also attributable to strengthening of existing reserves by $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity.

•
PMIERs compliance.
On June 29, 2020, the GSEs issued both temporary and permanent amendments to PMIERs, which became effective on June 30, 2020. With respect to loans that became non-performing
due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan. As of September 30, 2020, our U.S. mortgage insurance business had estimated available assets of 132% of the required assets under PMIERs compared to 143% as of June 30, 2020. The estimated sufficiency as of September 30, 2020 was $1,074 million of available assets above the PMIERs requirements compared to $1,275 million as of June 30, 2020. The reduction in PMIERs sufficiency was driven in part by elevated new insurance written in the third quarter of 2020, partially offset by elevated lapses driven by prevailing low interest rates. In September 2020, the GSEs imposed certain restrictions (“GSE Restrictions”) with respect to capital on our U.S. mortgage insurance business. The aforementioned PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions recently imposed on our U.S. mortgage insurance business. In addition, elevated lapses drove an acceleration of the amortization of our existing reinsurance transactions reducing their PMIERs capital credit in the third quarter of 2020. These factors were partially offset by growth in business cash flows in the third quarter of 2020. In addition, our PMIERs required assets as of September 30, 2020 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $1,217 million of benefit to our September 30, 2020 PMIERs required assets. See “Item 2—U.S. Mortgage Insurance segment—trends and conditions” for additional details, including recently imposed conditions and restrictions applied by the GSEs to our U.S. mortgage insurance business
.

•
Mortgage originations.
Estimated mortgage origination volume increased during the third quarter of 2020 compared to the third quarter of 2019 primarily from low interest rates which resulted in higher refinance origination volumes. In addition, the estimated private mortgage insurance available market increased driven by higher refinance originations and higher purchase market penetration. Given the volume to date, we expect mortgage originations to remain strong for the remainder of 2020 fueled by sustained low interest rates driving refinances and by continued strength in the purchase originations market.

•
New insurance written and persistency.
Our U.S. mortgage insurance business continued to grow its primary insurance in-force through higher new insurance written, which increased 41% in the third quarter of 2020 compared to the third quarter of 2019. The increase was primarily due to higher mortgage refinancing originations and a larger private mortgage insurance market. Primary insurance in-force growth from higher new insurance written was partially offset by lower persistency in the current year. In addition, lower persistency in our U.S. mortgage insurance business is impacting business performance in several other ways including, but not limited to, elevating single premium policy cancellations resulting in higher earned premiums and accelerating the amortization of our existing reinsurance transactions reducing their associated PMIERs capital credit.

Australia Mortgage Insurance

•
Regulatory capital.
As of September 30, 2020, our Australia mortgage insurance business estimated its Prescribed Capital Amount (“PCA”) ratio was approximately 179%, representing an increase from 177% as of June 30, 2020.

•
Key Customers.
In May 2020, following a request-for-proposal process, our second largest customer in our Australia mortgage insurance business advised us that they will not renew their contract with us. The current contract with this customer will expire in November 2020. This customer represented 11% of our gross written premiums for the nine months ended September 2020. While the termination of the contract with this customer will reduce gross premiums written in 2021, it is expected to modestly impact future financial results of our mortgage insurance business in Australia following the expiration of the existing contract in November 2020.
U.S. Life Insurance

•
In-force rate actions in our long-term care insurance business.
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force rate action filings, we received 91 filing approvals from 30 states during the nine months ended September 30, 2020, representing a weighted-average increase of 29% on approximately $595 million in annualized in-force premiums, or approximately $173 million of incremental annual premiums. We also submitted 143 new filings in 30 states during the nine months ended September 30, 2020 on approximately $727 million in annualized in-force premiums.

•
Claims reserve and assumption reviews.
Our U.S. life insurance business will complete its annual review of long-term care insurance claim reserve assumptions and complete its loss recognition and cash flow testing as well as assumption reviews in the fourth quarter of 2020. The review of assumptions in our long-term care insurance business will include expected claim incidence and terminations, benefit utilization, mortality, persistency, interest rates and in-force rate actions, among other assumptions. We will be specifically reviewing the basic long-term care insurance incurred but not reported reserve calculation, including the assumptions for new claim counts. The review of assumptions in our life insurance business will focus on assumptions for interest rates, persistency and mortality.

•
Profits followed by losses reserve in our long-term care insurance business.
With respect to our long-term care insurance block, excluding the acquired block, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2033, by the amounts necessary to offset estimated losses during the periods that follow. During the nine months ended September 30, 2020, we increased our long-term care insurance future policy benefit reserves by $247 million, including $110 million during the third quarter of 2020, to accrue for profits followed by losses. As of September 30, 2020, the total amount accrued for profits followed by losses was $570 million.

Liquidity, Capital Resources and Intercompany Obligations

•
GMHI debt offering.
On August 21, 2020, GMHI issued $750 million of its 6.50% senior notes due in 2025. A dividend of $436 million was paid to Genworth Holdings from the net cash proceeds of the offering with the remaining amount retained by GMHI. The dividend received from the offering proceeds provides liquidity to fully address Genworth Holdings’ debt maturing in February 2021.

•
Australia mortgage insurance debt redemption.
On August 24, 2020, Genworth Financial Mortgage Insurance Pty Limited redeemed AUD$5 million of its floating rate subordinated notes due in July 2025 and paid accrued interest thereon. On October 6, 2020, the remaining floating rate subordinated notes due in July 2025 of AUD$48 million were redeemed.

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

•
Repurchase of Genworth Holdings’ 2021 senior notes.
During the nine months ended September 30, 2020, Genworth Holdings repurchased $84 million principal amount of its senior notes with 2021 maturity dates for a pre-tax gain of $4 million and paid accrued interest thereon.

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

Financial Strength Ratings
On September 4, 2020, A.M. Best Company, Inc. (“A.M. Best”) affirmed the financial strength ratings of our principal life insurance subsidiaries, GLIC “C++” (Marginal), Genworth Life and Annuity Insurance Company “B” (Fair) and Genworth Life Insurance Company of New York “C++” (Marginal). A.M. Best also affirmed the credit rating of Genworth Financial and Genworth Holdings and provided a stable outlook.
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
On May 12, 2020, Fitch Ratings, Inc. (“Fitch”) downgraded the financial strength rating of Genworth Financial Mortgage Insurance Pty Limited (“GFMIPL”), our principal Australian mortgage insurance subsidiary, to “A” (Strong) from “A+” (Strong) and maintained a negative outlook. The downgrade reflects the pandemic-driven economic impact on GFMIPL’s financial performance and earnings, which Fitch expects to fall outside its “A” financial strength rating guidelines. In addition, S&P affirmed its “A” (Strong) rating of GFMIPL but revised their outlook to negative from stable on May 15, 2020.
On April 18, 2020, we notified S&P and Moody’s of our decision to discontinue the solicitation of their financial strength ratings of our principal life insurance subsidiaries. On April 24, 2020, Moody’s downgraded all of our principal life insurance subsidiaries, which reflected Moody’s view that our life insurance subsidiaries are likely to suffer near term declines in profitability and capital generation due to COVID-19 and the related economic shock. While we do not provide non-public information to rating agencies issuing unsolicited ratings, we cannot ensure that rating agencies will not downgrade and/or discontinue their ratings of our company or our insurance subsidiaries on an unsolicited basis going forward.
For a further discussion of the financial strength ratings of our insurance subsidiaries, see “Item 1—Financial Strength Ratings” in our 2019 Annual Report on Form 10-K and for the risks associated with our financial strength ratings, see “Risk Factors—Strategic Risks” and “Risk Factors—Liquidity, Financial Strength and Credit Ratings, and Counterparty and Credit Risks—Adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us” in our 2019 Annual Report on Form 10-K.

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
The U.S. and international governments, the U.S. Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in response to COVID-19 to support the global economy and capital markets. These policies and actions have been supportive to the worldwide economy, however, in spite of these supportive policies the U.S. economy contracted in both the first and second quarters of 2020 and the world economy was in a recession. During the third quarter of 2020, COVID-19 lockdown measures were eased and business activity resumed, which resulted in gross domestic product (“GDP”) growth. It is too early to determine if GDP will continue to grow in the fourth quarter of 2020 given the risk of virus re-emergence and the potential for further actions to be taken to mitigate the spread. We have experienced the effects of the recession, which has adversely impacted our businesses, particularly our mortgage insurance businesses during the second quarter of 2020. We could be further adversely affected if the U.S. or global recession is prolonged or the economic recovery is slow or delayed.
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$1,034	$1,015	$19	2%
Net investment income	827	816	11	1%
Net investment gains (losses)	375	(2)	377	NM (1)
Policy fees and other income	184	191	(7)	(4)%

Total revenues	2,420	2,020	400	20%

Benefits and expenses:
Benefits and other changes in policy reserves	1,299	1,284	15	1%
Interest credited	137	146	(9)	(6)%
Acquisition and operating expenses, net of deferrals	249	247	2	1%
Amortization of deferred acquisition costs and intangibles	101	112	(11)	(10)%
Interest expense	49	59	(10)	(17)%

Total benefits and expenses	1,835	1,848	(13)	(1)%

Income from continuing operations before income taxes	585	172	413	NM (1)
Provision for income taxes	150	34	116	NM (1)

Income from continuing operations	435	138	297	NM (1)
Income (loss) from discontinued operations, net of taxes	1	(80)	81	101%

Net income	436	58	378	NM (1)
Less: net income from continuing operations attributable to noncontrolling interests	18	10	8	80%
Less: net income from discontinued operations attributable to noncontrolling interests	—	30	(30)	(100)%

Net income available to Genworth Financial, Inc.’s common stockholders	$418	$18	$400	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$417	$128	$289	NM (1)
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	1	(110)	111	101%

Net income available to Genworth Financial, Inc.’s common stockholders	$418	$18	$400	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
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

•	Our Australia Mortgage Insurance segment decreased $6 million predominantly from portfolio seasoning and lower policy cancellations in the current year.

•
Our U.S. Life Insurance segment decreased $6 million. Our long-term care insurance business increased $9 million largely from $25 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in the current year. Our life insurance business decreased $15 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.

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

•
Our U.S. Mortgage Insurance segment increased $22 million largely from higher new delinquencies driven primarily by an increase in borrower forbearance as a result of COVID-19 and lower net benefits from cures and aging of existing delinquencies, partially offset by favorable development of $23 million on incurred but not reported delinquencies established in the second quarter of 2020.

•
Our U.S. Life Insurance segment decreased $4 million. Our long-term care insurance business decreased $15 million primarily due to an increase in claim terminations driven mostly by higher mortality in the current year and from favorable development on incurred but not reported claims. Given the lower new claim counts submitted during COVID-19, incurred but not reported reserves were strengthened by $24 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims. These decreases were partially offset by higher incremental reserves of $50 million recorded in connection with an accrual for profits followed by losses, aging of the in-force block (including higher frequency of new claims), and higher severity of new claims in the current year. The decrease was also partially offset by a $33 million less favorable impact from reduced benefits in the current year related to in-force rate actions approved and implemented. Our life insurance business increased $41 million primarily attributable to higher mortality in our universal and term universal life insurance products in the current year compared to the prior year and from higher reserves in our 10-year term universal life insurance block entering its post-level premium period during the premium grace period. Our fixed annuities business decreased $30 million principally from $17 million of unfavorable charges in the prior year that did not recur related to loss recognition testing and higher mortality in our single premium immediate annuity products in the current year.

•
Our Australia Mortgage Insurance segment decreased $2 million primarily from favorable aging of existing delinquencies and lower new reported delinquencies, net of cures, partially offset by loss reserve strengthening of $24 million reflecting the economic impacts caused by COVID-19, including a provision for incurred but not reported losses on loans in payment deferral programs in the current year.

Interest credited.
Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The decrease was principally related to our U.S. Life Insurance segment driven by our fixed annuities business largely due to a decline in average account value in the current year.

Amortization of deferred acquisition costs and intangibles.
Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software. The decrease was predominantly related to our Runoff segment largely related to lower DAC amortization in our variable annuity products principally due to favorable equity market performance in the current year.
Interest expense.
Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Our Corporate and Other activities decreased $12 million largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020.

•	Our U.S. Life Insurance segment decreased $4 million driven by our life insurance business principally related to the early redemption of non-recourse funding obligations in the current year.

•	Our U.S. Mortgage Insurance segment increased $6 million related to senior notes issued by GMHI in August 2020.
Provision for income taxes.
The effective tax rate increased to 25.6% for the three months ended September 30, 2020 from 19.9% for the three months ended September 30, 2019. The increase was primarily attributable to unfavorable provision to return adjustments in the current year compared to favorable adjustments in the prior year. The increase was also attributable to tax expense related to foreign operations and forward starting swaps settled prior to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which are tax effected at 35% as they are amortized into net investment income.
Net income attributable to noncontrolling interests
. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase was predominantly related to net investment gains in the current year compared to net investment losses in the prior year.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$3,068	$3,004	$64	2%
Net investment income	2,406	2,426	(20)	(1)%
Net investment gains (losses)	382	27	355	NM (1)
Policy fees and other income	539	601	(62)	(10)%

Total revenues	6,395	6,058	337	6%

Benefits and expenses:
Benefits and other changes in policy reserves	4,146	3,817	329	9%
Interest credited	417	439	(22)	(5)%
Acquisition and operating expenses, net of deferrals	721	713	8	1%
Amortization of deferred acquisition costs and intangibles	310	277	33	12%
Goodwill impairment	5	—	5	NM (1)
Interest expense	145	179	(34)	(19)%

Total benefits and expenses	5,744	5,425	319	6%

Income from continuing operations before income taxes	651	633	18	3%
Provision for income taxes	186	169	17	10%

Income from continuing operations	465	464	1	—%
Income (loss) from discontinued operations, net of taxes	(519)	42	(561)	NM (1)

Net income (loss)	(54)	506	(560)	(111)%
Less: net income from continuing operations attributable to noncontrolling interests	35	45	(10)	(22)%
Less: net income from discontinued operations attributable to noncontrolling interests	—	101	(101)	(100)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(89)	$360	$(449)	(125)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$430	$419	$11	3%
Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(519)	(59)	(460)	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(89)	$360	$(449)	(125)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Premiums

•
Our U.S. Mortgage Insurance segment increased $101 million mainly attributable to higher insurance in-force and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by higher ceded premiums from reinsurance transactions executed in the current year and lower average premium rates.

•
Our U.S. Life Insurance segment increased $2 million. Our long-term care insurance business increased $32 million largely from $90 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in the current year. Our life insurance business decreased $30 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.

•
Our Australia Mortgage Insurance segment decreased $38 million predominantly from portfolio seasoning and lower policy cancellations in the current year. The nine months ended September 30, 2020 included a decrease of $9 million attributable to changes in foreign exchange rates.

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

•
Our U.S. Life Insurance segment decreased $52 million primarily driven by our life insurance business from a $21 million favorable correction related to ceded premiums on universal life insurance policies in the prior year that did not recur. The decrease was also attributable to a decline in our universal and term universal life insurance in-force and higher ceded reinsurance costs in the current year.

•	Corporate and Other activities decreased $5 million primarily related to losses from non-functional currency remeasurement transactions in the current year compared to gains in the prior year.
Benefits and other changes in policy reserves

•
Our U.S. Mortgage Insurance segment increased $253 million largely from $231 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of COVID-19 and strengthening of existing reserves of $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. We also experienced lower net benefits from cures and aging of existing delinquencies in the current year. The prior year included a $10 million favorable reserve adjustment mostly associated with lower expected claim rates.

•
Our U.S. Life Insurance segment increased $59 million. Our long-term care insurance business decreased $34 million primarily due to an increase in claim terminations driven mostly by higher mortality and favorable development on incurred but not reported claims. Given the lower new claim counts submitted during COVID-19, incurred but not reported reserves were strengthened by $61 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims. These decreases were partially offset by aging of the in-force block (including higher frequency of new claims), higher incremental reserves of $132 million recorded in connection with an accrual for profits followed by losses, a less favorable impact of $14 million from reduced benefits in the current year related to in-force rate actions approved and implemented and higher severity of new claims in the current year. Our life insurance business increased $146 million primarily attributable to higher reserves in our 10-year term universal life insurance block entering its post-level premium period during the premium grace period and from higher mortality in the current year compared to the prior year attributable in part to COVID-19. Our fixed annuities business decreased $53 million principally from $39 million of unfavorable charges in the prior year that did not recur related to loss recognition testing and higher mortality in our single premium immediate annuity products in the current year.

•
Our Runoff segment increased $9 million primarily attributable to higher guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to less favorable equity market performance in the current year.

•
Our Australia Mortgage Insurance segment increased $7 million primarily from loss reserve strengthening of $42 million during the second and third quarters of 2020 reflecting the economic impacts caused by COVID-19, including provisions for incurred but not reported losses on loans in payment deferral programs. These increases were partially offset by favorable aging of existing delinquencies in the current year. The nine months ended September 30, 2020 included a decrease of $5 million attributable to changes in foreign exchange rates.

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

•
Our U.S. Life Insurance segment increased $8 million driven by our long-term care insurance business principally from higher commissions and premium taxes in the current year associated with our in-force rate action plan.

•
Corporate and Other activities decreased $10 million mainly driven by lower operating expenses and a $4 million gain related to a repurchase of Genworth Holdings’ senior notes originally scheduled to mature in 2021, partially offset by a make-whole premium of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and higher employee-related expenses in the current year.

Amortization of deferred acquisition costs and intangibles

•
Our U.S. Life Insurance segment increased $35 million. Our long-term care insurance business decreased $6 million primarily related to higher persistency on policies that are not on active claim. Our life insurance business increased $44 million principally from higher lapses primarily associated with our large 20-year term life insurance block entering its post-level premium period in the current year and higher reinsurance rates.

•	Our Runoff segment increased $4 million mainly related to higher DAC amortization in our variable annuity products principally from less favorable equity market performance in the current year.
Goodwill impairment.
Charges for impairment of goodwill are the result of declines in the fair value of the reporting units. Our Australia Mortgage Insurance segment recorded a goodwill impairment charge of $5 million in the current year, which represented the full amount of goodwill related to our mortgage insurance business in Australia.
Interest expense

•
Corporate and Other activities decreased $31 million largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and from our junior subordinated notes which had a lower floating rate of interest in the current year.

•
Our U.S. Life Insurance segment decreased $8 million due to our life insurance business principally related to the early redemption of non-recourse funding obligations, partially offset by the write-off of $4 million in deferred borrowing costs in the current year.

•	Our U.S. Mortgage Insurance segment increased $6 million related to senior notes issued by GMHI in August 2020.
Provision for income taxes.
The effective tax rate increased to 28.6% for the nine months ended September 30, 2020 from 26.6% for the nine months ended September 30, 2019. The increase was primarily attributable to unfavorable provision to return adjustments in the current year compared to favorable adjustments in the prior year. The increase was also attributable to tax expense related to foreign operations and forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income.
Net income attributable to noncontrolling interests
. The decrease was predominantly related to lower premiums and lower net investment income, partially offset by higher net investment gains in the current year.
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

The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$418	$18	$(89)	$360
Add: net income from continuing operations attributable to noncontrolling interests	18	10	35	45
Add: net income from discontinued operations attributable to noncontrolling interests	—	30	—	101

Net income (loss)	436	58	(54)	506
Less: income (loss) from discontinued operations, net of taxes	1	(80)	(519)	42

Income from continuing operations	435	138	465	464
Less: net income from continuing operations attributable to noncontrolling interests	18	10	35	45

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	417	128	430	419
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(362)	(5)	(378)	(33)
Goodwill impairment, net (2)	—	—	3	—
(Gains) losses on early extinguishment of debt, net	—	—	9	—
Expenses related to restructuring	—	—	2	4
Taxes on adjustments	77	—	78	6

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$132	$123	$144	$396

(1)
For the three months ended September 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million and $(3) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $12 million and $(4) million, respectively. For the nine months ended September 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(14) million and $(8) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $18 million and $2 million, respectively.

(2)	For the nine months ended September 30, 2020, goodwill impairment was adjusted for the portion attributable to noncontrolling interests of $2 million.
During the nine months ended September 30, 2020, we repurchased $84 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax gain of $4 million. In January 2020, we paid a pre-tax make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse funding obligations originally due in 2050 resulting in a pre-tax loss of $4 million from the write-off of deferred borrowing costs. These transactions were excluded from adjusted operating income (loss) for the periods presented as they relate to gains (losses) on the early extinguishment of debt.
In the second quarter of 2020, we recorded a goodwill impairment of $3 million, net of the portion attributable to noncontrolling interests, in our Australia mortgage insurance business.

We recorded a pre-tax expense of $2 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented.
Earnings (loss) per share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2020	2019	2020	2019
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.83	$0.25	$0.85	$0.83

Diluted	$0.82	$0.25	$0.84	$0.82

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.83	$0.04	$(0.18)	$0.72

Diluted	$0.82	$0.04	$(0.17)	$0.71

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.26	$0.25	$0.29	$0.79

Diluted	$0.26	$0.24	$0.28	$0.78

Weighted-average common shares outstanding:
Basic	505.6	503.5	505.1	502.7

Diluted	511.5	511.2	511.2	509.5

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
The United States economy and consumer confidence improved in the third quarter of 2020 compared to the second quarter of 2020 as state economies reopened; however, certain geographies and industries have experienced slower recoveries because of the virus, the mitigation steps taken to control its spread or changed consumer behavior. The unemployment rate decreased to 7.9% in September 2020 after reaching a peak of 14.7% in April 2020. The economy remains weak compared to pre-COVID-19. Even after the recovery in the third quarter of 2020, the number of unemployed Americans stands at approximately 12.6 million, which is 6.8 million higher than February 2020. Among the unemployed, those on temporary layoff continued to decrease to 4.6 million from a peak of 18.1 million in April 2020, but the number of permanent job losses increased to 3.8 million. In addition, the number of long term unemployed over 26 weeks increased to 2.4 million. Specific to housing, mortgage origination activity remained robust in the third quarter of 2020 fueled by refinance activity and a strong surge in home sales. Refinance activity remained robust but relatively flat as compared to the second quarter of 2020. After experiencing a slowdown in sales during the second quarter of 2020, the purchase market improved in the third quarter of 2020 with sales of previously owned homes increasing 37% compared to the second quarter of 2020 and inventories declined from 4.1 months to 3.3 months. The pandemic continued to affect our financial results in the third quarter of 2020 but to a lesser extent than the second quarter of 2020 as primarily evidenced by the elevated, but declining, servicer reported forbearance and new delinquencies during the third quarter of 2020.
The impact of the COVID-19 pandemic on our future business results is difficult to predict. We have performed and have periodically revised our scenario planning to help us better understand and tailor our actions to help mitigate the potential adverse effects of the pandemic on our financial results. While our current financial results to date fall within the range of our current scenarios, the ultimate outcomes and impact on our U.S. mortgage insurance business will depend on the spread and length of the pandemic. Of similar importance will be the amount, type and duration of government stimulus and its impact on borrowers, regulatory and government actions to support housing and the economy, spread mitigating actions to curb the current increase in cases, the possible resurgence of the virus in the future and the shape of economic recovery, all of which are unknown at present. It is difficult to predict how long borrowers will need to use forbearance to assist them during the pandemic. Given that current forbearance plans may be extended up to a year, the resolution of a delinquency in a plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer. We are continuing to monitor COVID-19 developments, regulatory and government actions, and the potential financial impacts on our business. However, given the specific risks to our U.S. mortgage insurance business, it is possible the pandemic could have a significant adverse impact on our business, including our results of operations and financial condition.
Specific to housing finance, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act requires mortgage servicers to provide up to 180 days of deferred or reduced payments (forbearance) for borrowers with a federally backed mortgage loan who assert they have experienced a financial hardship related to COVID-19. Forbearance may be extended for an additional 180 days up to a year in total or shortened at the request of the borrower. Federally backed mortgages include Federal Housing Administration (“FHA”) and U.S. Department of Veterans Affairs (“VA”) backed loans and those purchased by Fannie Mae and Freddie Mac. The CARES Act also prohibited foreclosures on all federally backed mortgage loans, except for vacant and abandoned properties, for a 60-day period that began on March 18, 2020. Since the introduction of the CARES Act, the GSEs as well as most servicers of non-federally backed mortgage loans have extended similar relief to their respective portfolios of loans. The Federal Housing Finance Agency (“FHFA”) extended the foreclosure moratorium until at least December 31, 2020 for mortgages that are purchased by Fannie Mae and Freddie Mac. At the conclusion of the forbearance term, a borrower may either bring their loan current, defer any missed payments until the end of their loan, or the loan can be modified through a repayment plan or extension of the mortgage term. Many servicers have updated and improved their reporting to private mortgage insurers for when a loan is covered by forbearance. Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended the third quarter of 2020 with approximately 6.7% or 61,183 of our active primary policies reported in a forbearance plan, of which approximately 63% were reported as delinquent, compared to 7.7%, 68,937, and 61%, respectively, in the second quarter of 2020. Forbearance to date has been a leading indicator of future new delinquencies; however, it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent.
The level of mortgage originations requiring private mortgage insurance (“market penetration”) and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the FHA and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the

GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products, such as those offered through Freddie Mac’s Integrated Mortgage Insurance (“IMAGIN”) and Fannie Mae’s Enterprise Paid Mortgage Insurance (“EPMI”) pilot programs, as well as low down payment programs available through the FHA or GSEs. On May 20, 2020, the FHFA re-proposed the Enterprise Regulatory Capital Framework (“Enterprise Framework”) for Fannie Mae and Freddie Mac. The comment period expired on August 31, 2020. As proposed, the Enterprise Framework would significantly increase regulatory capital requirements for the GSEs over current requirements. If the Enterprise Framework is finalized in its current form, higher capital requirements could ultimately lead to increased costs to borrowers for GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. For more information about the potential future impact, see “Item 1A—Risk Factors—Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our financial condition and results of operations or significantly impact our business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2019 Annual Report on Form 10-K.
Estimated mortgage origination volume increased during the third quarter of 2020 compared to the third quarter of 2019 primarily as lower interest rates resulted in higher refinance origination volumes. The estimated private mortgage insurance available market increased driven by higher refinance originations and higher purchase market penetration. Given the volume to date, we expect mortgage originations to remain strong for the remainder of 2020 fueled by sustained low interest rates driving refinances and by continued strength in the purchase originations market.
Our primary persistency declined to 60% during the third quarter of 2020 compared to 75% during the third quarter of 2019. Lower persistency is impacting business performance trends in several ways including, but not limited to, offsetting insurance in-force growth from new insurance written, elevating single premium policy cancellations along with single premiums earned and accelerating the amortization of our existing reinsurance transactions reducing their associated PMIERs capital credit in the current year.
The U.S. private mortgage insurance industry is highly competitive. There are currently six active mortgage insurers, including us. The majority of the new insurance written in our U.S. mortgage insurance business is priced using our proprietary risk-based pricing engine, GenRATE, which provides lenders with a granular approach to pricing for borrowers. All active U.S. mortgage insurers utilize proprietary risk-based pricing engines. Given evolving market dynamics, we expect price competition to remain highly competitive. For more information on the potential impacts due to competition, see “Item 1A—Risk Factors—Competitors could negatively affect our ability to maintain or increase our market share and profitability” in our 2019 Annual Report on Form 10-K. At the same time, we believe mortgage insurers, including us, consider many variables when pricing their new insurance written including the prevailing and future macroeconomic conditions. We made pricing adjustments in the third quarter of 2020 taking into account improving market conditions, portfolio performance to date through the pandemic and competitive factors.
New insurance written of $26.6 billion increased 41% in the third quarter of 2020 compared to the third quarter of 2019 primarily due to higher mortgage refinancing originations and a larger private mortgage insurance market. Our U.S. mortgage insurance estimated market share for the third quarter of 2020 was lower compared to the second quarter of 2020. Our market share was impacted by the execution of our go to market strategy, including but not limited to, pricing competitiveness relative to our peers and our selective participation in forward commitment transactions. Our market share remains impacted by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition and the proposed transaction with China Oceanwide. We continue to manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time when circumstances warrant.

Net earned premiums increased in the third quarter of 2020 compared to the third quarter of 2019 primarily from growth in our insurance in-force and from an increase in single premium policy cancellations driven largely by higher mortgage refinancing, partially offset by lower average premium rates and higher ceded premiums from reinsurance transactions executed in the current year. As a result of COVID-19, we continued to experience a significant increase in the number of reported delinquent loans during the third quarter of 2020 as compared to recent quarters prior to COVID-19. During this time and consistent with prior years, servicers continued the practice of remitting premium during the early stages of default. As a result, we did not experience an impact to earned premiums during the third quarter of 2020. Additionally, we have a business practice of refunding the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded in the third quarter of 2020 associated with the increased number of delinquent loans was not significant to the change in earned premiums during the quarter as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rates at which delinquencies go to claim (“roll rates”) for these loans. As a result of COVID-19, certain state insurance regulators have issued orders or provided guidance to insurers requiring or requesting the provision of grace periods of varying lengths to insureds in the event of non-payment of premium. Regulators differ greatly in their approaches but generally focus on the avoidance of cancellation of coverage for non-payment. We currently comply with all state regulatory requirements and requests. If timely payment is not made, future premiums could decrease and the certificate of insurance could be subject to cancellation after 60 days, or such longer time as required under applicable law. During the third quarter of 2020, servicers also continued to remit premium on non-delinquent loans and therefore we did not experience a significant change to earned premiums.
While COVID-19 is unique in that it is a sudden, global economic disruption stemming from a health crisis, we have experience with the financial impacts of sudden, unexpected economic events on our U.S. mortgage insurance business. Prior localized natural disasters, such as hurricanes, have helped inform our view of the severity and potential duration of the economic shock caused by the efforts to contain the spread of COVID-19. Similar to our hurricane experience, borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job have taken advantage of available forbearance programs and payment deferral options. As a result, we have seen elevated new delinquencies, but as in past natural disasters, those delinquencies may cure at a higher rate than traditional delinquencies should economic activity quickly return to pre-COVID-19 levels. Severity of loss on loans that do go to claim, however, may be negatively impacted by the extended forbearance timeline, the associated elevated expenses such as accumulated interest, the higher loan amount of the recent new delinquencies and home price depreciation, if any. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after, COVID-19 is an ongoing health crisis and we do not know when it will end, making it more difficult to determine the effectiveness of forbearance and the resulting roll rates for new delinquencies in forbearance plans. Given this difference, our prior hurricane experience was relied upon as one consideration, of many, in the establishment of an appropriate roll rate estimate for new delinquencies in forbearance plans that have emerged as a result of COVID-19.
Our loss ratio for the three months ended September 30, 2020 was 18% as compared to 11% for the three months ended September 30, 2019. The increase was largely from higher new delinquencies driven primarily by an increase in borrower forbearance as a result of COVID-19, partially offset by favorable development on incurred but not reported delinquencies in the current year. Approximately 75% of our primary new delinquencies in the third quarter of 2020 were subject to a forbearance plan. New primary delinquencies of 16,664 contributed $61 million of loss expense for the three months ended September 30, 2020 calculated by applying a blended estimated roll rate between the estimate for existing pre-COVID-19 early stage delinquencies and our past hurricane related roll rates, which were materially lower given the effectiveness of forbearance and government assistance programs. This compares to $29 million of loss expense from 8,547 new primary delinquencies for the three months ended September 30, 2019. Prior to COVID-19, traditional measures of credit quality, such as Fair Isaac Company (“FICO”) score and whether a loan had a prior delinquency were most predictive of new delinquencies. Because the pandemic has affected a broad portion of the population, attribution analysis of third quarter of 2020 new delinquencies revealed that additional factors such as higher debt to income, geographic regions more affected by the virus or with a higher concentration of affected industries, loan size, and servicer process differences rose in significance.
As of September 30, 2020, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 12.3:1, compared with a risk-to-capital ratio of 12.2:1 as of June 30, 2020 and 12.5:1 as of December 31, 2019. GMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. As a result, we do not expect any immediate, material pressure to GMICO’s risk-to-capital ratio in the short term as a result of COVID-19. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support (if any) that we provide.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report evidencing its compliance with PMIERs. On June 29, 2020, the GSEs issued guidance amending PMIERs in light of COVID-19 (the “PMIERs Amendment”), which included both temporary and permanent amendments to PMIERs and became effective on June 30, 2020. The GSEs issued a revised and restated version of the PMIERs Amendment on September 11, 2020. With respect to loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) has an initial missed payment occurring on or after March 1, 2020 and prior to January 1, 2021 or (ii) is subject to a forbearance plan granted in response to a COVID-19 hardship, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan will be the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i), absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier will be applicable for no longer than three calendar months beginning with the month in which the loan became non-performing due to having missed two monthly payments. The PMIERs Amendment also imposes temporary capital preservation provisions through March 31, 2021, that require an approved insurer to obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer has a surplus of available assets. Lastly, the PMIERs Amendment imposes permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Areas eligible for individual assistance.
In September 2020, certain GSE Restrictions were imposed with respect to capital on our U.S. mortgage insurance business. These restrictions will remain in effect until the later of six quarters or until the following collective (“GSE Conditions”) are met: a) approval of GMICO’s plan to secure additional capital, if needed, b) GMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch for two consecutive quarters and c) certain Genworth financial metrics are achieved. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

•	GMICO to maintain 115% of PMIERs minimum required assets through 2021, 120% during 2022 and 125% thereafter;

•	GMHI to retain $300 million of its holding company cash that can be drawn down exclusively for its debt service or to contribute to GMICO to meet its regulatory capital needs including PMIERs; and

•	written approval must be received from the GSEs prior to any additional debt issuance by either GMICO or GMHI.
As of September 30, 2020, our U.S. mortgage insurance business had estimated available assets of $4,451 million against $3,377 million net required assets under PMIERs compared to available assets of $4,218 million against $2,943 million net required assets as of June 30, 2020. The estimated sufficiency as of September 30, 2020 was $1,074 million or 132% above the published PMIERs requirements, compared to $1,275 million or 143% above the published PMIERs requirements as of June 30, 2020. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions recently imposed on our U.S. mortgage insurance business. The reduction in the published PMIERs sufficiency was driven in part by elevated new insurance written in the third quarter of 2020, partially offset by elevated lapses driven by prevailing low interest rates. In addition, elevated lapses drove an acceleration of the amortization of our existing reinsurance transactions reducing their PMIERs capital credit in the third quarter of 2020. These factors were partially offset by growth in business cash flows in the third quarter of 2020. In addition, our PMIERs required assets as of September 30, 2020 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $1,217 million of benefit to our September 30, 2020 PMIERs required assets compared to $1,057 million benefit as of June 30, 2020.
Our credit risk transfer program provided an estimated aggregate of $777 million of PMIERs capital credit as of September 30, 2020. On October 22, 2020 we obtained $350 million of fully collateralized excess of loss reinsurance coverage from Triangle Re 2020-1 Ltd. on a portfolio of existing mortgage insurance policies written from January 2020 through August 2020. For additional details see note 8 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” If we gave effect to this transaction in the third quarter of 2020, our PMIERs sufficiency would have increased to $1,424 million or 147% above the published PMIERs requirements. Our U.S. mortgage insurance business may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
The GSE Restrictions govern the period prior to the close of the planned China Oceanwide transaction. The GSEs issued separate conditions and restrictions in September 2020, which place identical restrictions on our U.S. mortgage insurance business, if the China Oceanwide transaction closes (the “Oceanwide Restrictions”). Specifically, the Oceanwide Restrictions must remain in effect until the later of: a) six quarters after the China Oceanwide transaction closes, b) the conditions in our mitigation agreement with Committee on Foreign Investment in the United States are met and certified, or c) until the GSE Conditions imposed in connection with the GSE Restrictions are met. Prior to the satisfaction of these conditions, the Oceanwide Restrictions contain the same restrictions as the aforementioned GSE Restrictions. However, if China Oceanwide remits the $1.5 billion contribution to Genworth in connection with the capital investment plan, GMHI can distribute the $300 million of its holding company cash held for debt service and GMICO capital needs less 13.5% of GMHI’s then current outstanding debt. Until the GSE Conditions imposed in connection with the GSE Restrictions are met, GMHI’s liquidity must not fall below 13.5% of its outstanding debt.
Our U.S. mortgage insurance business paid dividends of $436 million in the third quarter of 2020 generated from the net cash proceeds of GMHI’s 2025 Senior Notes offering. As a result of the uncertainty regarding the impact of COVID-19 and the recently imposed GSEs’ PMIERs Amendment and GSE Restrictions on our U.S. mortgage insurance business, we intend to preserve PMIERs available assets. Accordingly, we intend to defer the payment of additional dividends in 2020. The amount and timing of future dividends will depend on the economic recovery from COVID-19, among other factors.
As discussed under “Item 1—Business—Regulation” in our 2019 Annual Report on Form 10-K, pursuant to its authority under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Consumer Financial Protection Bureau (“CFPB”) issued regulations (the “QM Rule”) that became effective on January 10, 2014, establishing underwriting and product feature requirements for mortgages to be deemed Qualified Mortgages

(“QM”). The regulations also include a temporary category (the “QM Patch”) for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet these requirements are deemed to be QMs until the earlier of the time in which the GSEs exit FHFA conservatorship or January 10, 2021. The QM Patch permits loans that exceed a debt to income ratio of 43% to be eligible for QM status. Many of the loans that qualify under the QM Patch require credit enhancement, of which private mortgage insurance is the predominate form of coverage. On June 22, 2020, the CFPB issued two Notices of Proposed Rulemaking seeking comments on proposed amendments to its QM regulations, and they extended the QM Patch until the earlier of the effective date of the revised QM Rule (which is not expected to occur prior to April 1, 2021) or when the GSEs exit conservatorship. The comment periods ended on August 10, 2020 and September 8, 2020, respectively. On October 20, 2020 the CFPB issued a final rule extending the QM Patch until the compliance date for the final QM Rule. It is too early to determine what the final QM Rule will include, when or if it will become effective or the impact it will have on our U.S. mortgage insurance business. On August 18, 2020, the CFPB issued an additional Notice of Proposed Rulemaking adding a “seasoning” approach to the QM “safe harbor.” The proposed rule exempts lenders from liability when they make a reasonable, good faith determination of a consumer’s ability to repay any non-QM that has experienced minimal delinquencies within the first three years after origination prior to approving the underwriting.
Segment results of operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$251	$219	$32	15%
Net investment income	34	31	3	10%
Net investment gains (losses)	(2)	—	(2)	NM (1)
Policy fees and other income	1	1	—	—%

Total revenues	284	251	33	13%

Benefits and expenses:
Benefits and other changes in policy reserves	45	23	22	96%
Acquisition and operating expenses, net of deferrals	54	51	3	6%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%
Interest expense	6	—	6	NM (1)

Total benefits and expenses	108	77	31	40%

Income from continuing operations before income taxes	176	174	2	1%
Provision for income taxes	37	37	—	—%

Income from continuing operations	139	137	2	1%
Adjustments to income from continuing operations:
Net investment (gains) losses	2	—	2	NM (1)
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$141	$137	$4	3%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily from higher premiums mainly attributable to higher insurance in-force and an increase in policy cancellations in our single premium mortgage insurance product, partially offset by lower average premium rates and higher ceded premiums from reinsurance transactions executed in the current year. These increases were partially offset by higher losses largely from new delinquencies driven primarily by an increase in borrower forbearance as a result of COVID-19. The third quarter of 2020 also includes favorable development on incurred but not reported delinquencies established in the second quarter of 2020.
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
Benefits and expenses
Benefits and other changes in policy reserves increased largely from higher new delinquencies driven primarily by an increase in borrower forbearance as a result of COVID-19 and lower net benefits from cures and aging of existing delinquencies, partially offset by favorable development of $23 million on incurred but not reported delinquencies established in the second quarter of 2020.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs driven mostly by increased sales in the current year.
Interest expense in the current year relates to the senior notes issued by GMHI in August 2020.
Provision for income taxes.
The effective tax rate was 21.3% for both the three months ended September 30, 2020 and 2019, consistent with the U.S. corporate federal income tax rate.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$720	$619	$101	16%
Net investment income	98	87	11	13%
Net investment gains (losses)	(3)	—	(3)	NM (1)
Policy fees and other income	4	3	1	33%

Total revenues	819	709	110	16%

Benefits and expenses:
Benefits and other changes in policy reserves	292	39	253	NM (1)
Acquisition and operating expenses, net of deferrals	151	141	10	7%
Amortization of deferred acquisition costs and intangibles	11	11	—	—%
Interest expense	6	—	6	NM (1)

Total benefits and expenses	460	191	269	141%

Income from continuing operations before income taxes	359	518	(159)	(31)%
Provision for income taxes	76	110	(34)	(31)%

Income from continuing operations	283	408	(125)	(31)%
Adjustments to income from continuing operations:
Net investment (gains) losses	3	—	3	NM (1)
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$286	$408	$(122)	(30)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily attributable to higher losses largely from new delinquencies driven in large part by a significant increase in borrower forbearance as a result of COVID-19, reserve strengthening on existing delinquencies and from lower net benefits from cures and aging of existing delinquencies in the current year. These decreases were partially offset by higher premiums largely driven by higher insurance in-force and an increase in policy cancellations in our single premium mortgage insurance product primarily due to higher mortgage refinancing in the current year.
Revenues
Premiums increased mainly attributable to higher insurance in-force and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by higher ceded premiums from reinsurance transactions executed in the current year and lower average premium rates.
Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses
Benefits and other changes in policy reserves increased largely from $231 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of COVID-19 and strengthening of existing reserves of $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. We also experienced lower net benefits from cures and aging of existing delinquencies in the current year. The prior year included a $10 million favorable reserve adjustment mostly associated with lower expected claim rates.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs driven mostly by increased sales in the current year.
Interest expense in the current year relates to the senior notes issued by GMHI in August 2020.
Provision for income taxes.
The effective tax rate was 21.1% and 21.3% for the nine months ended September 30, 2020 and 2019, respectively, consistent with the U.S. corporate federal income tax rate.
U.S. Mortgage Insurance selected operating performance measures
In the third quarter of 2020, we revised the product descriptions in our U.S. Mortgage Insurance segment to conform with industry convention and certain regulatory definitions, including classifications under PMIERs. Prior year amounts have been reclassified to conform to the current year presentation.
In the United States, we offer the following mortgage insurance products:
Primary Mortgage Insurance
Substantially all of our policies are primary mortgage insurance, which provides protection on individual loans at specified coverage percentages. Primary mortgage insurance is placed on individual loans at the time of origination and are typically delivered to us on a loan by loan basis. Primary mortgage insurance can also be delivered to us on an aggregated basis, whereby each mortgage in a given loan portfolio is insured in a single transaction after the point of origination.
Pool Mortgage Insurance
Pool mortgage insurance transactions provide coverage on a finite set of individual loans identified by the pool policy. Pool policies contain coverage percentages and provisions limiting the insurer’s obligation to pay claims until a threshold amount is reached (known as a “deductible”) or capping the insurer’s potential aggregate liability for claims payments (known as a “stop loss”) or a combination of both provisions. Pool mortgage insurance is typically used to provide additional credit enhancement for certain secondary market mortgage transactions.
The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Primary insurance in-force (1)	$212,400	$185,400	$27,000	15%
Risk in-force	$51,500	$45,100	$6,400	14%

(1)
Primary insurance in-force represents the aggregate loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
New insurance written	$26,600	$18,900	$7,700	41%	$72,900	$44,300	$28,600	65%
Net premiums written	$240	$213	$27	13%	$665	$610	$55	9%
Primary insurance in-force and risk in-force
Primary insurance in-force increased largely from new insurance written, partially offset by lapses and cancellations as we experienced lower persistency during the current year. Primary persistency was 64% and 80% for the nine months ended September 30, 2020 and 2019, respectively. This decrease in persistency resulted in elevated single premium policy cancellations in the current year. Risk in-force increased primarily as a result of higher primary insurance in-force.
New insurance written
For the three and nine months ended September 30, 2020, new insurance written increased primarily due to higher mortgage refinancing originations and a larger private mortgage insurance market in the current year.
Net premiums written
Net premiums written for the three and nine months ended September 30, 2020 increased primarily from higher average primary insurance in-force, partially offset by higher ceded premiums from reinsurance transactions executed in the current year.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Loss ratio	18%	11%	7%	41%	6%	35%
Expense ratio (net earned premiums)	23%	24%	(1)%	23%	24%	(1)%
Expense ratio (net premiums written)	24%	25%	(1)%	24%	25%	(1)%
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
The loss ratio increased for the three months ended September 30, 2020 largely from higher new delinquencies driven primarily by an increase in borrower forbearance as a result of COVID-19 and lower net benefits from cures and aging of existing delinquencies, partially offset by favorable development of $23 million on incurred but not reported delinquencies established in the second quarter of 2020. The loss ratio increased for the nine months ended September 30, 2020 largely from $231 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of COVID-19 and strengthening of existing reserves of $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. We also experienced lower net benefits from cures and aging of existing delinquencies in the current year. The prior year included a $10 million favorable reserve adjustment mostly associated with lower expected claim rates.
The expense ratio (net earned premiums) for the three and nine months ended September 30, 2020 decreased mainly driven by higher net earned premiums, partially offset by higher operating costs in the current year.
The expense ratio (net premiums written) decreased for the three months ended September 30, 2020 largely due to higher net premiums written, partially offset by higher operating costs in the current year.
Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2020	December 31, 2019	September 30, 2019
Primary insurance:
Insured loans in-force	913,974	851,070	833,215
Delinquent loans	49,692	16,392	15,758
Percentage of delinquent loans (delinquency rate)	5.44%	1.93%	1.89%

A minus and sub-prime loans in-force	10,984	12,688	13,345
A minus and sub-prime delinquent loans	2,342	2,266	2,320
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	21.32%	17.86%	17.38%

Pool insurance:
Insured loans in-force	11,888	13,266	13,738
Delinquent loans	434	382	415
Percentage of delinquent loans (delinquency rate)	3.65%	2.88%	3.02%
Delinquency rates have increased primarily as a result of the rise in unemployment and the significant increase in borrower forbearance driven by COVID-19.
The following tables set forth primary delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2020
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	13,904	$49	$763	6%
4—11 payments	32,366	264	2,014	13%
12 payments or more	3,422	123	168	73%

Total	49,692	$436	$2,945	15%

(1)	Direct primary case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2019
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,618	$28	$386	7%
4—11 payments	4,876	78	225	35%
12 payments or more	2,898	99	146	68%

Total	16,392	$205	$757	27%

(1)	Direct primary case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.
As of September 30, 2020, we have experienced a material increase in total missed payments and payments that are delinquent for 4-11 months due in large part to borrowers entering a forbearance plan driven by COVID-19. Forbearance plans may be extended up to a year, therefore, it is possible we could experience elevated delinquencies in this aged category for the remainder of 2020 and the first half of 2021. Resolution of a delinquency in a plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer.
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

	Percent of primary risk in-force as of September 30, 2020	Percent of total reserves as of September 30, 2020 (1)	Delinquency rate
			September 30, 2020	December 31, 2019	September 30, 2019
By Region:
Southeast (2)	19%	20%	5.96%	2.14%	2.14%
Pacific (3)	18	18	6.86%	1.36%	1.28%
South Central (4)	17	15	5.56%	1.84%	1.77%
Northeast (5)	11	20	6.87%	2.69%	2.76%
Great Lakes (6)	10	6	3.56%	1.71%	1.63%
North Central (7)	10	9	4.79%	1.90%	1.84%
Mid-Atlantic (8)	6	5	5.63%	1.87%	1.89%
New England (9)	5	5	4.66%	1.90%	1.87%
Plains (10)	4	2	3.13%	1.69%	1.66%

Total	100%	100%	5.44%	1.93%	1.89%

(1)	Total reserves were $474 million as of September 30, 2020.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(4)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	New Jersey, New York and Pennsylvania.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Illinois, Minnesota, Missouri and Wisconsin.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of September 30, 2020	Percent of total reserves as of September 30, 2020 (1)	Delinquency rate
			September 30, 2020	December 31, 2019	September 30, 2019
By State:
California	11%	11%	7.13%	1.42%	1.27%
Texas	7%	7%	6.57%	2.02%	1.86%
Florida	7%	10%	8.04%	2.13%	2.18%
Illinois	5%	6%	5.90%	2.25%	2.10%
New York	5%	11%	7.78%	2.98%	3.00%
Michigan	4%	2%	3.53%	1.43%	1.31%
Washington	4%	3%	5.60%	1.10%	1.08%
Pennsylvania	4%	3%	4.52%	2.12%	2.18%
North Carolina	3%	3%	4.47%	1.79%	1.75%
Arizona	3%	2%	5.01%	1.46%	1.42%

(1)	Total reserves were $474 million as of September 30, 2020.
The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of September 30, 2020:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.08%	3.7%	$870	0.4%	$212	0.4%
2005 to 2008	5.43%	27.8	12,940	6.1	2,932	5.7
2009 to 2012	4.20%	1.3	1,858	0.9	404	0.8
2013	4.13%	1.3	2,567	1.2	613	1.2
2014	4.45%	3.1	4,944	2.3	1,174	2.3
2015	4.15%	5.3	10,336	4.9	2,465	4.8
2016	3.88%	9.2	19,715	9.3	4,727	9.2
2017	4.24%	11.4	20,541	9.7	4,938	9.6
2018	4.75%	13.4	21,282	10.0	5,119	9.9
2019	4.20%	18.2	46,638	21.9	11,346	22.1
2020	3.42%	5.3	70,745	33.3	17,463	34.0

Total portfolio	4.06%	100.0%	$212,436	100.0%	$51,393	100.0%

(1)	Total reserves were $474 million as of September 30, 2020.
Australia Mortgage Insurance segment
Trends and conditions
Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the third quarter of 2020, the Australian dollar strengthened against the U.S. dollar compared to the third quarter of 2019, which positively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.
Australia has made progress in containing the spread of COVID-19, and the economy is in the early stages of recovery, with the exception of Victoria, which had been in extended lockdown since June 2020. However, many of the Victoria restrictions were lifted or relaxed in late October 2020 as the number of COVID-19 cases were reduced. Early in the pandemic, many of our lender customers created programs that allow affected borrowers the option to defer their mortgage repayments, without penalty, for a period of up to six months. Under regulatory guidance, borrowers participating in these programs, unless previously delinquent, are reported as current during the deferral period. As of September 30, 2020, the business had approximately 31,000 insured loans in-force still participating in a deferral program, down from over 48,000 as of June 30, 2020. This represents approximately 3% of our total insured loans in-force as of September 30, 2020. For many borrowers, the six-month deferral period expired in September 2020. Therefore, on September 22, 2020, APRA released guidance regarding treatment of loans impacted by COVID-19, including options for loans to be restructured without being treated as delinquent. Lenders have been completing serviceability assessments to determine the most appropriate solutions for borrowers experiencing hardships, including, in some cases, extension of payment deferral programs. The Australian government continued to provide support for incomes, jobs and businesses with additional measures announced in the Federal Budget in October 2020. While the government programs and lender initiatives may lessen the effect of COVID-19 related losses to the business, uncertainties remain, and it could take a considerable amount of time for the economy to recover the lost output and employment resulting from the pandemic. We continue to actively consider the potential economic impacts and work closely with our lender customers to support borrowers who have been impacted by COVID-19.
As of the August 2020 release of its Statement on Monetary Policy, the Reserve Bank of Australia (“RBA”) noted that the outbreak of COVID-19 has caused the largest shock to economic activity in Australia since the 1930’s, with the peak to trough GDP decline over the first half of 2020 expected to have been around 7%. In addition, there have been large declines in employment and approximately 30% of the country’s working age population is receiving income support through government programs. Although recovery has begun, the nature and speed of recovery remains highly uncertain, and as a result, the pandemic is expected to have long-lasting effects on the economy. In October 2020, the RBA maintained its current policy settings, including keeping its official cash rate at 0.25%. The RBA noted that it will maintain highly accommodative policy settings as long as required and will not increase the cash rate target until progress is made toward full employment and it is confident that inflation will remain within a target range of 2% to 3%. The September 2020 unemployment rate decreased to 6.9% from 7.4% at the end of the second quarter of 2020 as the increase in the number of employed individuals outpaced an increase in participation. According to the RBA, while labor conditions have somewhat improved, unemployment and underemployment are likely to remain high for an extended period.
As of September 30, 2020, home prices in the combined capital cities of Australia were approximately 5% higher compared to September 30, 2019. The Sydney housing market was the main driver of growth, with annual home price increases of approximately 8%. Despite this annual growth, in September 2020, the combined capital cities recorded a month-over-month home price decline for the fifth consecutive month, largely due to decreases in Sydney and Melbourne. Due to COVID-19, the housing market outlook faces headwinds as fiscal support is reduced and labor markets remain weak.
Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2019, which resulted in no changes to the earnings pattern adopted in the fourth quarter of 2017. The adjustment to our premium earnings pattern in the fourth quarter of 2017 was applied on a retrospective basis under U.S. GAAP, however, under local Australian Accounting Standards (“AAS”) this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were different between the two accounting standards through the third quarter of 2020. These differences will continue in future periods but will become less significant as time passes. Our mortgage insurance business in Australia is expected to complete its annual review of its premium earnings pattern in the fourth quarter of 2020.
Our mortgage insurance business in Australia assessed the adequacy of its unearned premium liability under local AAS as part of its first quarter of 2020 results. The liability adequacy test under AAS resulted in a deficiency, mostly driven by higher expected future claims. Accordingly, our Australia mortgage insurance business wrote-off AUD$182 million of its DAC balance as part of its first quarter of 2020 results. There was no deficiency adjustment under U.S. GAAP primarily due to a higher unearned premium reserve and a lower DAC balance. This further contributed to differences in results for our Australia mortgage insurance business under the two accounting standards for the nine months ended September 30, 2020. Results of liability adequacy and premium deficiency tests conducted for AAS and U.S. GAAP, respectively, in the third quarter of 2020 did not indicate a deficiency and therefore, no additional charges were recorded.
Our mortgage insurance business in Australia had lower losses in the third quarter of 2020 compared to the third quarter of 2019 as the impact of COVID-19 restrictions and government and lender support packages caused a change to the normal delinquency development and progression patterns, which resulted in favorable aging of existing delinquencies and lower new reported delinquencies, net of cures, in the current year. This was partially offset by a loss reserve strengthening primarily related to the economic impacts caused by COVID-19, particularly in Victoria, and to account for many aged delinquencies that are not proceeding to foreclosure at a normal pace due to court closures. Our loss reserve strengthening also included an increase in the provision for incurred but not reported losses on loans in payment deferral programs, which is largely based on the assumption that some of these loans will ultimately become delinquent regardless of being placed in the deferral program. The loss ratio for our Australia mortgage insurance business for the three months ended September 30, 2020 was 37%. Due to COVID-19, our mortgage insurance business in Australia anticipates claims and reported delinquencies to increase as we move into 2021. In addition, until normal patterns of delinquency development and progression return, we expect to continue to see increases in our incurred but not reported loss reserve provision, which could further materially impact losses.
Our mortgage insurance business in Australia had higher new insurance written in the third quarter of 2020 compared to the third quarter of 2019 from ongoing strong lender customer mortgage origination volume on prime-based, individually underwritten residential mortgage loans (“flow insurance”) supported by continued low interest rates. Gross written premiums were also higher in the third quarter of 2020 compared to the third quarter of 2019 largely as a result of higher flow new insurance written, while net earned premiums were lower primarily from portfolio seasoning and lower policy cancellations.
Our mortgage insurance business in Australia is concentrated in a small number of key customers. In October 2019, we renewed our supply and service contract with our largest customer, effective January 1, 2020, for a term of three years. In November 2018, we entered a new contract with our second largest customer, effective November 21, 2018, with a term of two years and the option to extend for an additional year at the customer’s discretion. In May 2020, following a request-for-proposal process, this customer advised our mortgage insurance business in Australia that the contract will not be renewed and will expire in November 2020. These two customers represented 59% and 11%, respectively, of our gross written premiums for the nine months ended September 30, 2020. Any termination, reduction or material change in relationship with one of them could have a material adverse effect on our future results because of our reliance on these key customers for the majority of our business. While the termination of the contract with our second largest customer will reduce gross premiums written in 2021, it is expected to modestly impact future financial results following the expiration of the existing contract in November 2020. One additional consideration related to our customer contracts is that some contain provisions that allow the customer the option to terminate their contract, on a prospective basis for new business, within a specified period following a ratings downgrade. Given the potential economic impacts of COVID-19, our mortgage insurance business in Australia could be subject to additional ratings downgrades in the future. If that occurs, the business will work with its customers to demonstrate its credit strength and endeavor to avoid termination of any existing contracts.
Our mortgage insurance business in Australia evaluates its capital position in relation to the PCA as determined by APRA and utilizes its Internal Capital Adequacy Assessment Process as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of September 30, 2020, its estimated PCA ratio was approximately 179%, representing an increase from 177% as of June 30, 2020. Given the economic uncertainty surrounding
COVID-19,
APRA has provided guidance to insurers asking them to maintain caution in planning capital distributions, including dividends. Given this guidance and the uncertain economic outlook, our mortgage insurance business in Australia believes it is prudent to preserve capital to sustain its capital position. As a result, we do not expect to receive further dividends or other returns of capital from our mortgage insurance business in Australia for the remainder of 2020. The amount and timing of future dividends will depend on the economic recovery from COVID-19, among other factors, and may require APRA approval.
In September 2019, the Australian Government released details of the First Home Loan Deposit Scheme (“FHLDS”), which is designed to assist eligible first-time home buyers by providing a government guarantee to participating lenders on eligible loans equal to the difference between the deposit (of at least 5%) and 20% of the purchase price. Borrower income and regional property value caps apply, and the program is intended to support up to 10,000 eligible first-time home buyers each Australian Government fiscal year, which is July 1 through June 30. If the loan comes to an end or the loan principal balance reduces to below 80% of the value of the property at purchase, the government guarantee will terminate. The FHLDS became effective on January 1, 2020 with the annual limit of 10,000 loan guarantees reached for the first year of the program that ended June 30, 2020. As part of the 2020-2021 Federal Budget, in October 2020, the Australian Government committed an additional 10,000 FHLDS guarantees for the July 1, 2020 to June 30, 2021 fiscal year. The additional 10,000 guarantees are limited to new home builds, and a revised set of property price caps will apply.

Segment results of operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$71	$77	$(6)	(8)%
Net investment income	7	13	(6)	(46)%
Net investment gains (losses)	24	(9)	33	NM (1)
Policy fees and other income	—	1	(1)	(100)%

Total revenues	102	82	20	24%

Benefits and expenses:
Benefits and other changes in policy reserves	26	28	(2)	(7)%
Acquisition and operating expenses, net of deferrals	19	17	2	12%
Amortization of deferred acquisition costs and intangibles	7	9	(2)	(22)%
Interest expense	2	2	—	—%

Total benefits and expenses	54	56	(2)	(4)%

Income from continuing operations before income taxes	48	26	22	85%
Provision for income taxes	15	8	7	88%

Income from continuing operations	33	18	15	83%
Less: net income from continuing operations attributable to noncontrolling interests	18	10	8	80%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	15	8	7	88%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(12)	5	(17)	NM (1)
Taxes on adjustments	4	(1)	5	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$7	$12	$(5)	(42)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the three months ended September 30, 2020 and 2019, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $12 million and $(4) million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations and from lower net investment income in the current year.

Revenues
Premiums decreased predominantly from portfolio seasoning and lower policy cancellations in the current year.
Net investment income decreased largely from lower yields in the current year.
Net investment gains in the current year primarily related to derivative gains and net gains from the sale of investment securities. Net investment losses in the prior year were largely driven by derivative losses and changes in the fair market value of equity securities, partially offset by net gains from the sale of investment securities.
Benefits and expenses
Benefits and other changes in policy reserves decreased primarily from favorable aging of existing delinquencies and lower new reported delinquencies, net of cures, partially offset by loss reserve strengthening of $24 million reflecting the economic impacts caused by COVID-19, including a provision for incurred but not reported losses on loans in payment deferral programs in the current year.
Provision for income taxes.
The effective tax rate was 30.0% for the three months ended September 30, 2020 and 2019, consistent with our jurisdictional rate.
Net income from continuing operations attributable to noncontrolling interests.
The increase was predominantly related to net investment gains in the current year compared to net investment losses in the prior year.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$202	$240	$(38)	(16)%
Net investment income	25	44	(19)	(43)%
Net investment gains (losses)	37	4	33	NM (1)
Policy fees and other income	1	—	1	NM (1)

Total revenues	265	288	(23)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	89	82	7	9%
Acquisition and operating expenses, net of deferrals	54	51	3	6%
Amortization of deferred acquisition costs and intangibles	21	27	(6)	(22)%
Goodwill impairment	5	—	5	NM (1)
Interest expense	5	6	(1)	(17)%

Total benefits and expenses	174	166	8	5%

Income from continuing operations before income taxes	91	122	(31)	(25)%
Provision for income taxes	28	37	(9)	(24)%

Income from continuing operations	63	85	(22)	(26)%
Less: net income from continuing operations attributable to noncontrolling interests	35	45	(10)	(22)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	28	40	(12)	(30)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(19)	(2)	(17)	NM (1)
Goodwill impairment (3)	3	—	3	NM (1)
Taxes on adjustments	5	1	4	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$17	$39	$(22)	(56)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the nine months ended September 30, 2020 and 2019, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $18 million and $2 million, respectively.

(3)	For the nine months ended September 30, 2020, goodwill impairment was adjusted for the portion attributable to noncontrolling interests of $2 million.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower earned premiums largely from portfolio seasoning and lower policy cancellations, lower net investment income and higher losses mostly associated with the economic impacts caused by
COVID-19
in the current year.
Revenues
Premiums decreased predominantly from portfolio seasoning and lower policy cancellations in the current year. The nine months ended September 30, 2020 included a decrease of $9 million attributable to changes in foreign exchange rates.
Net investment income decreased largely from lower yields in the current year.
Net investment gains increased primarily from higher derivative gains and higher net gains from the sale of investment securities in the current year. The nine months ended September 30, 2020 included a decrease of $5 million attributable to changes in foreign exchange rates.
Benefits and expenses
Benefits and other changes in policy reserves increased primarily from loss reserve strengthening of $42 million during the second and third quarters of 2020 reflecting the economic impacts caused by COVID-19, including provisions for incurred but not reported losses on loans in payment deferral programs. These increases were partially offset by favorable aging of existing delinquencies in the current year. The nine months ended September 30, 2020 included a decrease of $5 million attributable to changes in foreign exchange rates.
Amortization of DAC and intangibles decreased largely from lower contract fees amortization in the current year.
We recorded a goodwill impairment charge of $5 million in the current year, which represented the full amount of goodwill related to our mortgage insurance business in Australia.
Provision for income taxes.
The effective tax rate was 30.0% for the nine months ended September 30, 2020 and 2019, consistent with our jurisdictional rate.
Net income attributable to noncontrolling interests.
The decrease was predominantly related to lower premiums and lower net investment income, partially offset by higher net investment gains in the current year.
Australia Mortgage Insurance selected operating performance measures
As of September 30, 2020, our mortgage insurance business in Australia had structured insurance transactions with three lenders where it was in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force, risk in-force, new insurance written, loans in-force and delinquent loans, are excluded from the following tables. These arrangements represented approximately $168 million and $152 million of risk in-force as of September 30, 2020 and 2019, respectively.
The following tables set forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Primary insurance in-force	$215,800	$206,400	$9,400	5%
Risk in-force	$75,200	$71,900	$3,300	5%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
New insurance written	$5,600	$4,600	$1,000	22%	$14,400	$13,400	$1,000	7%
Net premiums written	$91	$70	$21	30%	$223	$180	$43	24%
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
Primary insurance in-force and risk in-force
Primary insurance in-force and risk in-force increased $12.5 billion and $4.4 billion, respectively, from changes attributable to foreign exchange rates. Excluding the effects of changes in foreign exchange rates, primary insurance in-force and risk in-force decreased primarily driven by policy cancellations in the current year.
New insurance written
New insurance written increased for the three and nine months ended September 30, 2020 primarily from higher lender customer flow mortgage origination volume supported by ongoing low interest rates. The increase for the nine months ended September 30, 2020 was partially offset by lower mortgage insurance written on a bulk basis (“bulk insurance”) in the current year, as well as a decrease of $600 million attributable to changes in foreign exchange rates.
Net premiums written
Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2020 and December 31, 2019, our unearned premium reserves were $1.1 billion and $1.0 billion, respectively.
Net premiums written increased for the three and nine months ended September 30, 2020 primarily due to higher flow new insurance written from an increase in mortgage origination volume in the current year. The three and nine months ended September 30, 2020 included an increase of $2 million and a decrease of $9 million, respectively, attributable to changes in foreign exchange rates.

Loss and expense ratios
The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Loss ratio	37%	36%	1%	44%	34%	10%
Expense ratio (net earned premiums)	37%	34%	3%	40%	32%	8%
Expense ratio (net premiums written)	29%	38%	(9)%	36%	43%	(7)%
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
The loss ratio increased for the three and nine months ended September 30, 2020 primarily attributable to lower premiums from portfolio seasoning and lower policy cancellations in the current year.
The expense ratio (net earned premiums) increased for the three and nine months ended September 30, 2020 primarily from lower net earned premiums as discussed above.
The expense ratio (net premiums written) decreased for the three and nine months ended September 30, 2020 primarily from higher net premiums written primarily due to an increase in flow mortgage origination volume.
Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	September 30, 2020	December 31, 2019	September 30, 2019
Primary insured loans in-force	1,193,072	1,290,216	1,293,961
Delinquent loans	7,422	7,221	7,713
Percentage of delinquent loans (delinquency rate)	0.62%	0.56%	0.60%

Flow loans in-force	1,096,679	1,189,019	1,192,282
Flow delinquent loans	7,171	7,003	7,469
Percentage of flow delinquent loans (delinquency rate)	0.65%	0.59%	0.63%

Bulk loans in-force	96,393	101,197	101,679
Bulk delinquent loans	251	218	244
Percentage of bulk delinquent loans (delinquency rate)	0.26%	0.22%	0.24%
Flow loans in-force decreased primarily from policy cancellations in the current year. Flow delinquent loans increased compared to December 31, 2019 from new delinquencies exceeding cures and claims paid in the current year. Flow delinquent loans decreased compared to September 30, 2019 driven by cures and claims paid exceeding new delinquencies.

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

	Percent of primary risk in-force as of September 30, 2020	Delinquency rate
		September 30, 2020	December 31, 2019	September 30, 2019
By state and territory:
New South Wales	28%	0.50%	0.42%	0.45%
Queensland	23	0.77%	0.75%	0.80%
Victoria	23	0.49%	0.41%	0.43%
Western Australia	13	1.04%	1.00%	1.06%
South Australia	6	0.69%	0.65%	0.69%
Australian Capital Territory	3	0.25%	0.24%	0.26%
Tasmania	2	0.24%	0.29%	0.31%
New Zealand	1	0.05%	0.02%	0.02%
Northern Territory	1	0.92%	0.71%	0.85%

Total	100%	0.62%	0.56%	0.60%

Delinquency rates increased mainly from lower flow loans in-force as a result of policy cancellations and new delinquencies exceeding cures in the current year.
U.S. Life Insurance segment
COVID-19
The most significant impacts in our U.S. life insurance businesses from COVID-19 are related to the current low interest rate environment and continued elevated mortality. Our long-term care insurance products could be negatively impacted by the current low interest rate environment, particularly as it relates to loss recognition testing and asset adequacy analysis, as well as experiencing further delays in approvals for in-force rate actions. These impacts would be partially offset by higher mortality which is favorable to our long-term care insurance products. Future changes in morbidity experience may also impact our long-term care insurance business. The low interest rate environment as well as volatility in equity markets have adversely impacted earnings in our fixed annuity products with limited offsetting benefit from higher mortality. Conversely, higher mortality rates could lower profitability in our life insurance products.
In our long-term care insurance products, we have experienced some degree of higher mortality during COVID-19 which has had a favorable impact on claim and active policy reserves. Although it is not our practice to track cause of death for policyholders and claimants, we believe the results of our long-term care insurance business were likely impacted by COVID-19 in the second and third quarters of 2020. We have experienced lower new claims incidence; however, we do not expect this to be permanent but rather a temporary reduction while shelter-in-place and social distancing protocols are in effect. We have temporarily discontinued in-person assessments to assess eligibility for benefits, and are utilizing virtual assessments in the interim, with an in-person assessment to follow once social distancing protocols are relaxed. For claimants without the technology to perform virtual assessments, we have alternate options for gathering information. Our long-term care insurance benefit utilization will be monitored for impact; although it is too early to tell the magnitude and/or direction of that impact.
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
In our U.S life insurance companies, we have complied with guidance issued by certain insurance regulators, such as mandates that policies cannot be lapsed or cancelled if premiums are not paid or requirements to provide extensions of grace periods during the COVID-19 pandemic. Although most of these mandates have been lifted, we continue to monitor developments related to COVID-19 such as state directives that are issued during this time and we will comply with any new guidance issued by our state insurance regulators. For statutory reporting, we were not required to non-admit premium receivables over 90 days if we were in a no lapse mandate through September 29, 2020. We may also seek permitted practices during this time to help our capital position and our ongoing risk-based capital (“RBC”) requirements if COVID-19 continues for an extended period of time. We have also contacted our reinsurance counterparties to inform them of the actions we have taken in response to state bulletins on extension of grace periods and prohibition of lapsation as well as offering flexibility to our policyholders who are on claim.
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
While the ongoing impact of COVID-19 is very difficult to predict, the related outcomes and impact on the U.S. life insurance business will depend on the length and severity of the pandemic and shape of the economic recovery. Further declines in interest rates as well as equity market volatility as a result of COVID-19 would increase reserves and capital requirements in our U.S. life insurance business. For sensitivities related to interest rates, lapses and mortality on our U.S. life insurance products, see “Item 7—Management’s Discussion and Analysis— Critical Accounting Estimates” in our 2019 Annual Report on Form 10-K. We will continue to monitor COVID-19 impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic.
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
Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third or fourth quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. We will complete our annual review of long-term care insurance claim reserve assumptions and complete our loss recognition and cash flow testing as well as assumption reviews in the fourth quarter of 2020. Our review of assumptions, as part of our testing in the fourth quarter of 2020, will include expected claim incidence and terminations, benefit utilization, mortality, persistency, interest rates and in-force rate actions, among other assumptions. We will be specifically reviewing the basic long-term care insurance incurred but not reported reserve calculation, including the assumptions for new claim counts. While this work is ongoing, current trends do not indicate a need to strengthen the claims reserve as assumptions appear to be holding up in the aggregate.
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
The RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state as of December 31, 2019. However, the RBC ratio of our U.S. life insurance subsidiaries has been negatively impacted over the past few years as a result of statutory losses driven by the declining performance of the business and increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews particularly in our long-term care insurance business. In the first quarter of 2020, low interest rates and equity market declines negatively impacted our variable annuity products resulting in material statutory reserve increases. However, in the second and third quarters of 2020, elevated mortality in our long-term care insurance business and equity market recovery impacts on our variable annuity products favorably impacted our statutory capital and surplus. Any future statutory losses would decrease the RBC ratio of our U.S. life insurance subsidiaries. We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force rate actions as a source of earnings and capital. We may see variability in statutory results and a further decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force rate actions versus when the benefits from the in-force rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Further declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
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
Given the ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. Executing on our multi-year long-term care insurance in-force rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force rate actions, refer to “Significant Developments—U.S. Life Insurance.” As of September 30, 2020, we have suspended sales in Hawaii, Massachusetts, New Hampshire, Vermont and Montana, and will consider taking similar actions in the future in other states where we are unable to obtain satisfactory rate increases on in-force policies. We will also consider litigation against states that decline actuarially justified rate increases. As of September 30, 2020, we were in litigation with one state that has refused to approve actuarially justified rate increases.
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
Mortality levels may deviate each period from historical trends. Overall mortality experience was higher for the three months ended September 30, 2020 compared to three months ended September 30, 2019, attributable in part to COVID-19. We have experienced higher mortality than our then-current and priced-for assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.
In the fourth quarter of 2020, we will perform our annual review of life insurance assumptions and loss recognition test. Our review will focus on assumptions for interest rates, persistency and mortality. As part of our review in the fourth quarter of 2019, we recorded $107 million of after-tax charges in our universal and term universal life insurance products primarily from assumption changes related to the lower interest rate environment.
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
Compared to 1998 and prior years, we had a significant increase in term life insurance sales, between 1999 and 2009, particularly in 1999 and 2000. The blocks of business issued since 2000 vary in size as compared to the large 1999 and 2000 blocks of business. As our large 10- and 15-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. As our large 20-year level premium period business written in 1999 entered its post-level period, we experienced higher lapses resulting in accelerated DAC amortization in 2019. This trend continued in the first quarter of 2020 for the 1999 block, as it reached the end of its level premium period. Additionally, we have experienced a similar trend with the 20-year level premium period business written in 2000 as it entered its post-level period during 2020 and we expect that trend to continue in the fourth quarter of 2020 and into 2021 albeit to a lesser extent. If lapse experience on future 10-, 15- and 20-year level premium period blocks emerges similar to our large 20-year level premium period business written in 1999 and 2000, we would expect volatility in DAC amortization if persistency is lower than original assumptions, which would reduce profitability in in our term life insurance products. However, going forward, given our smaller block sizes and reinsurance agreements are in place, we would expect the impact to DAC amortization on policies entering the post-level period to be lower than what we experienced in 2019 and 2020. Additionally, the extension of grace periods or no lapsation mandated by state regulators during COVID-19 has impacted the timing and level of lapses for these blocks of business. We have taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.
We began selling term universal life insurance in late 2009, with sales peaking in 2011 prior to discontinuing sales of the product in 2012. We priced these products assuming high lapses upon expiration of the level premium period and we continue to expect those higher lapses. As our 10-year level premium period term universal life insurance policies written in 2009 and 2010 enter their post-level premium period, we record higher reserves during the premium grace period and release the reserves when the policies lapse. We expect further reserve increases in these blocks through the remainder of 2020 and into 2021 until the number of policies exiting the grace period exceeds the number of policies entering the post-level guaranteed premium rate period. The extension of grace periods and reinstatements mandated by state regulators during COVID-19 have temporarily increased the level of reserves held for these blocks of business.
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
We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease, we could see declines in spreads which impact the margins on our products, particularly our single premium immediate annuity products. Due to the premium deficiency that existed in 2016, we continue to monitor our single premium immediate annuity products more frequently than annually and recorded additional charges to net income during 2019. If investment performance deteriorates or interest rates decrease or remain at the current levels for an extended period of time, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income and would result in higher income recognition over the remaining duration of the in-force block.
For fixed indexed annuities, equity market performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$711	$717	$(6)	(1)%
Net investment income	726	722	4	1%
Net investment gains (losses)	348	11	337	NM (1)
Policy fees and other income	152	152	—	—%

Total revenues	1,937	1,602	335	21%

Benefits and expenses:
Benefits and other changes in policy reserves	1,221	1,225	(4)	—%
Interest credited	95	106	(11)	(10)%
Acquisition and operating expenses, net of deferrals	158	158	—	—%
Amortization of deferred acquisition costs and intangibles	87	89	(2)	(2)%
Interest expense	—	4	(4)	(100)%

Total benefits and expenses	1,561	1,582	(21)	(1)%

Income from continuing operations before income taxes	376	20	356	NM (1)
Provision for income taxes	87	10	77	NM (1)

Income from continuing operations	289	10	279	NM (1)
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(348)	(14)	(334)	NM (1)
Taxes on adjustments	73	3	70	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$14	$(1)	$15	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended September 30, 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$59	$21	$38	181%
Life insurance	(69)	(25)	(44)	(176)%
Fixed annuities	24	3	21	NM	(1)

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$14	$(1)	$15	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $38 million primarily due to an increase in claim terminations driven mostly by higher mortality in the current year, favorable development on incurred but not reported claims and higher net investment income. These increases were partially offset by higher frequency and severity of new claims in the current year.

•
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business increased $44 million mainly attributable to higher lapses primarily associated with our large 20-year term life insurance block entering its post-level premium period, higher reserves in our 10-year term universal life insurance block entering its post-level premium period during the premium grace period and higher mortality in our universal and term universal life insurance products in the current year compared to the prior year. The prior year included an unfavorable adjustment of $10 million related to higher ceded reinsurance rates.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $21 million predominantly from $13 million of unfavorable charges related to loss recognition testing in the prior year that did not recur and higher mortality in our single premium immediate annuity products, partially offset by lower net spreads in the current year.

Revenues
Premiums

•
Our long-term care insurance business increased $9 million largely from $25 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in the current year.

•	Our life insurance business decreased $15 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.
Net investment income

•
Our long-term care insurance business increased $24 million largely from an increase in average invested assets. The increase was also attributable to higher income from limited partnerships and U.S. Government Treasury Inflation Protected Securities (“TIPS”) in the current year.

•	Our fixed annuities business decreased $18 million largely attributable to lower average invested assets due to block runoff in the current year.
Net investment gains (losses)

•
The increase in net investment gains in our long-term care insurance business was primarily related to net gains from the sale of U.S. government securities in the current year due to portfolio rebalancing and asset exposure as a result of the prolonged low interest rate environment. The change was also attributable to higher unrealized gains from changes in the fair value of equity securities in the current year.

•
Our life insurance business had net investment gains of $4 million in the current year compared to net investment losses of $2 million in the prior year. The change to net investment gains in the current year from net investment losses in the prior year was largely the result of net gains from sale of investment securities in the current year compared to net losses in the prior year.

•
The decrease in net investment losses in our fixed annuities business was primarily driven by higher derivative gains, partially offset by higher losses on embedded derivatives related to our fixed indexed annuity products in the current year.

Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $15 million primarily due to an increase in claim terminations driven mostly by higher mortality in the current year and from favorable development on incurred but not reported claims. Given the lower new claim counts submitted during COVID-19, incurred but not reported reserves were strengthened by $24 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims. These decreases were partially offset by higher incremental reserves of $50 million recorded in connection with an accrual for profits followed by losses, aging of the in-force block (including higher frequency of new claims), and higher severity of new claims in the current year. The decrease was also partially offset by a $33 million less favorable impact from reduced benefits in the current year related to in-force rate actions approved and implemented.

•
Our life insurance business increased $41 million primarily attributable to higher mortality in our universal and term universal life insurance products in the current year compared to the prior year and from higher reserves in our 10-year term universal life insurance block entering its post-level premium period during the premium grace period.

•
Our fixed annuities business decreased $30 million principally from $17 million of unfavorable charges in the prior year that did not recur related to loss recognition testing and higher mortality in our single premium immediate annuity products in the current year.

Interest credited.
The decrease in interest credited was related to our fixed annuities business largely driven by a decline in the average account value in the current year.
Interest expense.
The decrease in interest expense was due to our life insurance business principally related to the early redemption of non-recourse funding obligations in the current year.
Provision for income taxes.
The effective tax rate was 23.3% and 51.4% for the three months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate is primarily attributable to higher expense in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA in relation to higher pre-tax income in the current year.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$2,141	$2,139	$2	—%
Net investment income	2,113	2,147	(34)	(2)%
Net investment gains (losses)	396	59	337	NM (1)
Policy fees and other income	438	490	(52)	(11)%

Total revenues	5,088	4,835	253	5%

Benefits and expenses:
Benefits and other changes in policy reserves	3,731	3,672	59	2%
Interest credited	292	318	(26)	(8)%
Acquisition and operating expenses, net of deferrals	456	448	8	2%
Amortization of deferred acquisition costs and intangibles	257	222	35	16%
Interest expense	5	13	(8)	(62)%

Total benefits and expenses	4,741	4,673	68	1%

Income from continuing operations before income taxes	347	162	185	114%
Provision for income taxes	93	53	40	75%

Income from continuing operations	254	109	145	133%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(402)	(65)	(337)	NM (1)
(Gains) losses on early extinguishment of debt	4	—	4	NM (1)
Expenses related to restructuring	—	3	(3)	(100)%
Taxes on adjustments	83	13	70	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(61)	$60	$(121)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the nine months ended September 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(6) million for both periods.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$108	$38	$70	184%
Life insurance	(227)	(17)	(210)	NM	(1)
Fixed annuities	58	39	19	49%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(61)	$60	$(121)	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $70 million primarily from an increase in claim terminations driven mostly by higher mortality in the current year, $55 million of higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented and from continued favorable development on incurred but not reported claims. These increases were partially offset by higher frequency and severity of new claims in the current year.

•
The adjusted operating loss available to Genworth Financial Inc.’s common stockholders in our life insurance business increased $210 million predominantly attributable to higher reserves in our 10-year term universal life insurance block entering its post-level premium period during the premium grace period, higher mortality in the current year compared to the prior year and higher lapses primarily associated with our large 20-year term life insurance block entering its post-level premium period.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $19 million predominantly from $31 million of unfavorable charges related to loss recognition testing in the prior year that did not recur and higher mortality in our single premium immediate annuity products, partially offset by lower net spreads in the current year.

Revenues
Premiums

•
Our long-term care insurance business increased $32 million largely from $90 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in the current year.

•	Our life insurance business decreased $30 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.
Net investment income

•
Our long-term care insurance business increased $31 million largely from higher average invested assets and higher income from limited partnerships, partially offset by lower income on TIPS in the current year.

•	Our life insurance business decreased $8 million principally related to lower average invested assets in the current year.

•	Our fixed annuities business decreased $57 million largely attributable to lower average invested assets due to block runoff in the current year.
Net investment gains (losses)

•
Net investment gains in our long-term care insurance business increased $328 million predominantly related to net gains from the sale of U.S. government securities due to portfolio rebalancing and asset exposure management as a result of the prolonged low interest rate environment, partially offset by lower unrealized gains from changes in the fair value of equity securities in the current year.

•	Net investment gains in our life insurance business increased $5 million predominantly from higher net gains from sale of investment securities in the current year.
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
Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $34 million primarily due to an increase in claim terminations driven mostly by higher mortality and favorable development on incurred but not reported claims. Given the lower new claim counts submitted during COVID-19, incurred but not reported reserves were strengthened by $61 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims. These decreases were partially offset by aging of the in-force block (including higher frequency of new claims), higher incremental reserves of $132 million recorded in connection with an accrual for profits followed by losses, a less favorable impact of $14 million from reduced benefits in the current year related to in-force rate actions approved and implemented and higher severity of new claims in the current year.

•
Our life insurance business increased $146 million primarily attributable to higher reserves in our 10-year term universal life insurance block entering its post-level premium period during the premium grace period and from higher mortality in the current year compared to the prior year attributable in part to COVID-19.

•
Our fixed annuities business decreased $53 million principally from $39 million of unfavorable charges in the prior year that did not recur related to loss recognition testing and higher mortality in our single premium immediate annuity products in the current year.

Interest credited
. The decrease in interest credited was related to our fixed annuities business largely driven by a decline in the average account value in the current year.
Acquisition and operating expenses, net of deferrals
. The increase was predominantly related to our long-term care insurance business principally from higher commissions and premium taxes in the current year associated with our in-force rate action plan.
Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $6 million primarily related to higher persistency on policies that are not on active claim.

•
Our life insurance business increased $44 million principally from higher lapses primarily associated with our large 20-year term life insurance block entering its post-level premium period in the current year and higher reinsurance rates.

Interest expense.
The decrease in interest expense was due to our life insurance business principally related to the early redemption of non-recourse funding obligations, partially offset by the write-off of $4 million in deferred borrowing costs in the current year.
Provision for income taxes.
The effective tax rate was 27.0% and 32.5% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate is primarily attributable to higher expense in our long-term care insurance business related to gains on forward starting swaps settled prior to the enactment of the TCJA in relation to higher pre-tax income in the current year.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
The following table sets forth selected operating performance measures regarding our long-term care insurance business for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Net earned premiums:
Individual long-term care insurance	$630	$622	$8	1%	$1,859	$1,831	$28	2%
Group long-term care insurance	31	30	1	3%	93	89	4	4%

Total	$661	$652	$9	1%	$1,952	$1,920	$32	2%

Loss ratio	71%	76%	(5)%		73%	77%	(4)%
The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.
Net earned premiums increased for the three and nine months ended September 30, 2020 largely from $25 million and $90 million, respectively, of increased premiums from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up status in the current year.
The loss ratio decreased for the three and nine months ended September 30, 2020 due to the increase in premiums and lower benefits and other changes in reserves as discussed above.

Life insurance
The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Term and whole life insurance
Net earned premiums	$50	$65	$(15)	(23)%	$189	$219	$(30)	(14)%
Term universal life insurance
Net deposits	$53	$57	$(4)	(7)%	$166	$174	$(8)	(5)%
Universal life insurance
Net deposits	$69	$74	$(5)	(7)%	$205	$291	$(86)	(30)%
Total life insurance

Net earned premiums and deposits	$172	$196	$(24)	(12)%	$560	$684	$(124)	(18)%

	As of September 30,		Percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Term and whole life insurance
Life insurance in-force, net of reinsurance	$63,668	$86,620	(26)%
Life insurance in-force before reinsurance	$369,356	$409,640	(10)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$108,911	$113,454	(4)%
Life insurance in-force before reinsurance	$109,665	$114,228	(4)%
Universal life insurance
Life insurance in-force, net of reinsurance	$32,848	$34,230	(4)%
Life insurance in-force before reinsurance	$37,307	$38,956	(4)%
Total life insurance
Life insurance in-force, net of reinsurance	$205,427	$234,304	(12)%
Life insurance in-force before reinsurance	$516,328	$562,824	(8)%
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
Universal life insurance
Net deposits decreased for the nine months ended September 30, 2020 principally from $50 million of funding agreements issued with the Federal Home Loan Bank (“FHLB”) of Atlanta in the prior year that did not recur, lower renewals in the current year and from the continued runoff of our in-force block.

Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Account value, beginning of period	$12,256	$13,875	$13,023	$14,348
Premiums and deposits	23	21	62	66
Surrenders, benefits and product charges	(489)	(567)	(1,331)	(1,569)

Net flows	(466)	(546)	(1,269)	(1,503)
Interest credited and investment performance	104	113	299	374
Effect of accumulated net unrealized investment gains (losses)	75	73	(84)	296

Account value, end of period	$11,969	$13,515	$11,969	$13,515

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
Account value decreased compared to December 31, 2019 as surrenders, benefits and net unrealized investment losses exceeded interest credited. Account value was also lower compared to June 30, 2020 as surrenders and benefits outpaced interest credited.
Runoff segment
COVID-19
The most significant impacts from COVID-19 in our Runoff segment are related to the current low interest rate environment and volatile equity markets. The low interest rate environment and volatile equity markets have adversely impacted earnings in our variable annuity products.
Although certain states had mandates in place that policies cannot be lapsed and a few still require grace period extensions, we have not experienced a significant impact on our Runoff segment. Our variable annuity, variable life insurance and corporate-owned life insurance products have not been actively sold since 2011. There is no requirement to pay premiums in the majority of our variable annuity contracts and benefits would adjust contractually based on actual premiums paid in these products.
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
Segment results of operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Net investment income	$55	$48	$7	15%
Net investment gains (losses)	15	(9)	24	NM (1)
Policy fees and other income	33	35	(2)	(6)%

Total revenues	103	74	29	39%

Benefits and expenses:
Benefits and other changes in policy reserves	7	8	(1)	(13)%
Interest credited	42	40	2	5%
Acquisition and operating expenses, net of deferrals	12	13	(1)	(8)%
Amortization of deferred acquisition costs and intangibles	4	10	(6)	(60)%

Total benefits and expenses	65	71	(6)	(8)%

Income from continuing operations before income taxes	38	3	35	NM (1)
Provision for income taxes	8	—	8	NM (1)

Income from continuing operations	30	3	27	NM (1)
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(14)	9	(23)	NM (1)
Taxes on adjustments	3	(2)	5	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$19	$10	$9	90%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended September 30, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased predominantly from favorable equity market performance and higher policy loan income in the current year.
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
Provision for income taxes
. The effective tax rate was 20.0% and 6.8% for the three months ended September 30, 2020 and 2019, respectively. The increase was primarily due to tax benefits from tax favored items in relation to higher pre-tax income in the current year.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Net investment income	$158	$142	$16	11%
Net investment gains (losses)	(56)	(13)	(43)	NM (1)
Policy fees and other income	98	105	(7)	(7)%

Total revenues	200	234	(34)	(15)%

Benefits and expenses:
Benefits and other changes in policy reserves	31	22	9	41%
Interest credited	125	121	4	3%
Acquisition and operating expenses, net of deferrals	36	39	(3)	(8)%
Amortization of deferred acquisition costs and intangibles	20	16	4	25%

Total benefits and expenses	212	198	14	7%

Income (loss) from continuing operations before income taxes	(12)	36	(48)	(133)%
Provision (benefit) for income taxes	(4)	6	(10)	(167)%

Income (loss) from continuing operations	(8)	30	(38)	(127)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	48	11	37	NM (1)
Taxes on adjustments	(10)	(2)	(8)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$30	$39	$(9)	(23)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the nine months ended September 30, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(8) million and $(2) million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased predominantly from less favorable equity market performance and a decline in interest rates in the current year.
Revenues
Net investment income increased primarily driven by higher policy loan income in our corporate-owned life insurance products and higher average invested assets in the variable annuity products in the current year.
Net investment losses increased largely related to higher losses on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by higher derivative gains in the current year.
Benefits and expenses
Benefits and other changes in policy reserves increased primarily attributable to higher GMDB reserves in our variable annuity products due to less favorable equity market performance in the current year.
Amortization of deferred acquisition costs and intangibles increased mainly related to higher DAC amortization in our variable annuity products principally from less favorable equity market performance in the current year.
Provision (benefit) for income taxes
. The effective tax rate was 33.5% and 17.4% for the nine months ended September 30, 2020 and 2019, respectively. The increase is primarily attributable to tax benefits from tax favored items in relation to a pre-tax loss in the current year.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Account value, beginning of period	$4,782	$5,121	$5,042	$4,918
Deposits	4	7	14	20
Surrenders, benefits and product charges	(126)	(161)	(414)	(480)

Net flows	(122)	(154)	(400)	(460)
Interest credited and investment performance	185	69	203	578

Account value, end of period	$4,845	$5,036	$4,845	$5,036

We no longer solicit sales of our variable annuity or variable life insurance products, however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.
Account value increased compared to June 30, 2020 primarily to favorable equity market performance and decreased compared to December 31, 2019 primarily related to surrenders in the current year.

Institutional products
The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Funding Agreements
Account value, beginning of period	$353	$305	$253	$381
Deposits	—	—	150	—
Surrenders and benefits	(1)	(2)	(53)	(82)

Net flows	(1)	(2)	97	(82)
Interest credited	1	2	3	6

Account value, end of period	$353	$305	$353	$305

Account value related to our institutional products increased compared to December 31, 2019 mainly attributable to higher deposits from issuing funding agreements for asset-liability management and yield enhancement, partially offset by surrenders and benefit payments in the current year.

Corporate and Other Activities
Results of operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$1	$2	$(1)	(50)%
Net investment income	5	2	3	150%
Net investment gains (losses)	(10)	5	(15)	NM (1)
Policy fees and other income	(2)	2	(4)	(200)%

Total revenues	(6)	11	(17)	(155)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	6	8	(2)	(25)%
Amortization of deferred acquisition costs and intangibles	—	1	(1)	(100)%
Interest expense	41	53	(12)	(23)%

Total benefits and expenses	47	62	(15)	(24)%

Loss from continuing operations before income taxes	(53)	(51)	(2)	(4)%
Provision (benefit) for income taxes	3	(21)	24	114%

Loss from continuing operations	(56)	(30)	(26)	(87)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	10	(5)	15	NM (1)
Taxes on adjustments	(3)	—	(3)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(49)	$(35)	$(14)	(40)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders increased primarily related to lower tax benefits, partially offset by lower interest expense in the current year.
Revenues
Net investment losses in the current year were primarily driven by derivative losses. Net investment gains in the prior year were largely from net gains from the sale of investment securities and derivative gains.
Benefits and expenses
Interest expense decreased largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020.
The provision for income taxes for the three months ended September 30, 2020 was primarily driven by tax expenses from gains on forward starting swaps settled prior to the enactment of the TCJA, unfavorable provision to return adjustments, foreign operations and other nondeductible expenses, partially offset by a tax benefit related to the pre-tax loss. The benefit for income taxes for the three months ended September 30, 2019 was primarily from a tax benefit associated with the pre-tax loss, as well as tax benefits from gains on forward starting swaps settled prior to the enactment of the TCJA, favorable provision to return adjustments, foreign operations and gains related to the Global Intangible Low Taxed Income (“GILTI”) provision of the TCJA.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$5	$6	$(1)	(17)%
Net investment income	12	6	6	100%
Net investment gains (losses)	8	(23)	31	135%
Policy fees and other income	(2)	3	(5)	(167)%

Total revenues	23	(8)	31	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	3	2	1	50%
Acquisition and operating expenses, net of deferrals	24	34	(10)	(29)%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	129	160	(31)	(19)%

Total benefits and expenses	157	197	(40)	(20)%

Loss from continuing operations before income taxes	(134)	(205)	71	35%
Benefit for income taxes	(7)	(37)	30	81%

Loss from continuing operations	(127)	(168)	41	24%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(8)	23	(31)	(135)%
(Gains) losses on early extinguishment of debt	5	—	5	NM (1)
Expenses related to restructuring	2	1	1	100%
Taxes on adjustments	—	(6)	6	100%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(128)	$(150)	$22	15%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower interest expense and lower operating expenses, partially offset by a lower benefit for income taxes in the current year.
Revenues
Net investment income increased from higher limited partnership income in the current year.

The change to net investment gains in the current year from net investment losses in the prior year was predominantly related to derivative gains in the current year compared to derivative losses in the prior year.
The decrease in policy fees and other income was primarily related to losses from non-functional currency remeasurement transactions in the current year compared to gains in the prior year.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower operating expenses and a $4 million gain related to the repurchase of Genworth Holdings’ senior notes with 2021 maturity dates, partially offset by a make-whole premium of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and higher employee-related expenses in the current year.
Interest expense decreased largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and from our junior subordinated notes which had a lower floating rate of interest in the current year.
The benefit for income taxes for the nine months ended September 30, 2020 was primarily driven by a tax benefit related to the pre-tax loss, partially offset by tax expenses from gains on forward starting swaps settled prior to the enactment of the TCJA, unfavorable provision to return adjustments, stock-based compensation, nondeductible goodwill and other nondeductible expenses. The benefit for income taxes for the nine months ended September 30, 2019 was primarily from a tax benefit related to the pre-tax loss, partially offset by tax expenses related to the GILTI provision of the TCJA, gains on forward starting swaps settled prior to the enactment of the TCJA, foreign operations and other nondeductible expenses.
Investments and Derivative Instruments
Trends and conditions
Investments—credit and investment markets
During the third quarter of 2020, the U.S. Federal Reserve maintained interest rates near zero as the U.S. economy continues to recover from the negative impact of COVID-19. The U.S. Federal Reserve’s latest forecast indicates that interest rates will remain at near zero through 2023 with an inflation rate target above 2%. This forecast is expected to be maintained until the labor market recovers. The U.S. Federal Reserve expanded its accommodative monetary policy by implementing a new average inflation target framework, which allows for the targeted inflation rate to be higher than 2% on a temporary basis without prompting immediate interest rate increases. During the third quarter of 2020, the 2-year, 10-year and 30-year Treasury yields remained consistent with the second quarter of 2020 but long-term yields experienced fluctuations during the quarter as expectations for a future fiscal stimulus package remained deadlocked in negotiations which drove shifts in the steepness of the Treasury curve throughout the third quarter of 2020.
The U.S. economy showed signs of recovery from COVID-19 reflecting GDP growth in the third quarter of 2020, but remained in recessionary conditions with a forecasted contraction for the full year 2020. Monthly economic indicators improved from the lows of the second quarter of 2020 as evidenced by a decrease in the unemployment rate, indicative of a partial recovery of jobs lost at the height of the pandemic and expansion in both the manufacturing and services industries. Efforts by the U.S. federal government through fiscal stimulus packages helped contribute to this recovery. However, political gridlock and the U.S. presidential election have added uncertainty to the timing of future stimulus measures.
Credit markets further recovered in the third quarter of 2020 with credit spreads tightening early in the quarter, supported by strong investor inflows, improved corporate balance sheets and liquidity positions, asset/

liability management measures taken by companies and minimal negative credit rating migration in the third quarter of 2020. However, this activity leveled off in August 2020 as the broader market recovery slowed. A resurgence of localized COVID-19 cases across Europe and other parts of the globe has sparked new economic shutdowns and concerns over future containment of the virus which may hamper the pace of the global economic recovery. Political gridlock on new fiscal stimulus measures and the upcoming U.S. presidential election have contributed to increased market volatility as concerns over the election results, including the potential for a contested election, and drastic policy shifts under a new administration weigh on the market. Equity markets fluctuated in the third quarter of 2020, with the S&P 500 ending the third quarter of 2020 higher than the second quarter of 2020 but down from its all-time highs set in early September 2020.
At the end of the third quarter of 2020, we did not have any modifications or extensions of commercial mortgage loans that were considered troubled debt restructurings. Modified loans represented 10% of our total loan portfolio as of September 30, 2020, as borrowers have sought additional relief related to COVID-19. We are working with individual borrowers impacted by COVID-19 to provide alternative forms of relief for a specified period of time. Most of our borrowers are current on payments and we do not anticipate a significant impact from troubled debt restructurings in 2020.
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
Our investment portfolio maintained approximately $3.0 billion of United Kingdom exposure, or approximately 5% of total fixed maturity securities as of September 30, 2020. These assets were primarily U.S. dollar-denominated fixed-income investments and we held no direct United Kingdom sovereign exposure. While the ultimate range of Brexit outcomes could lead to potential credit devaluation or rating agency downgrades of our United Kingdom related investments, at this time, we do not believe there is a material risk of investment impairments arising from the various Brexit scenarios.
As of September 30, 2020, our fixed maturity securities portfolio, which was 95% investment grade, comprised 81% of our total invested assets and cash.
Derivatives
Several of our master swap agreements previously contained credit downgrade provisions that allowed either party to assign or terminate the derivative transaction if the other party’s long-term unsecured credit or financial strength rating was below the limit defined in the applicable agreement. We renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements entirely or replace them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold and as of September 30, 2020, none of our derivatives transactions were subject to credit downgrade provisions. As of September 30, 2020, the RBC ratios of the respective insurance companies were above the thresholds negotiated in the applicable master swap agreements and therefore, no counterparty had rights to take action against us under the RBC threshold provisions.
As of September 30, 2020, $6.2 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of September 30, 2020, we posted initial margin of $132 million to our clearing agents, which represented approximately $39 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of September 30, 2020, $11.8 billion notional of our derivatives portfolio was in bilateral over-the-counter (“OTC”) derivative transactions pursuant to which we have posted aggregate independent amounts of $440 million and are holding collateral from counterparties in the amount of $636 million.
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
Investment results
The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2020		2019		2020 vs. 2019
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$632	4.7%	$631	(0.1)%	$1
Fixed maturity securities—non-taxable	6.2%	2	6.1%	2	0.1%	—
Equity securities	2.9%	3	6.4%	4	(3.5)%	(1)
Commercial mortgage loans	4.8%	82	5.0%	87	(0.2)%	(5)
Policy loans	9.4%	51	9.1%	47	0.3%	4
Other invested assets (1)	26.0%	79	27.5%	62	(1.5)%	17
Cash, cash equivalents, restricted cash and short-term investments	0.3%	2	1.7%	8	(1.4)%	(6)

Gross investment income before expenses and fees	5.0%	851	5.1%	841	(0.1)%	10
Expenses and fees	(0.2)%	(24)	(0.2)%	(25)	—%	1

Net investment income	4.8%	$827	4.9%	$816	(0.1)%	$11

Average invested assets and cash		$68,665		$66,230		$2,435

	Nine months ended September 30,				Increase (decrease)
	2020		2019		2020 vs. 2019
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,855	4.7%	$1,878	(0.1)%	$(23)
Fixed maturity securities—non-taxable	4.7%	5	6.1%	6	(1.4)%	(1)
Equity securities	3.0%	7	6.8%	13	(3.8)%	(6)
Commercial mortgage loans	4.8%	251	4.9%	254	(0.1)%	(3)
Policy loans	9.4%	149	9.2%	138	0.2%	11
Other invested assets (1)	22.5%	192	29.9%	180	(7.4)%	12
Cash, cash equivalents, restricted cash and short-term investments	0.7%	17	2.0%	30	(1.3)%	(13)

Gross investment income before expenses and fees	4.9%	2,476	5.1%	2,499	(0.2)%	(23)
Expenses and fees	(0.2)%	(70)	(0.2)%	(73)	—%	3

Net investment income	4.7%	$2,406	4.9%	$2,426	(0.2)%	$(20)

Average invested assets and cash		$68,000		$65,951		$2,049

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
For the three months ended September 30, 2020, annualized weighted-average investment yields decreased principally from lower yields on higher average invested assets. Net investment income included $10 million of higher bond calls and prepayments, $9 million of higher limited partnership income and $6 million of higher income related to inflation-driven volatility on TIPS, partially offset by $3 million of lower prepayment speed adjustments on structured securities in the current year.
For the nine months ended September 30, 2020, annualized weighted-average investment yields decreased primarily driven by lower yields on higher average invested assets. Net investment income also included $7 million of lower income related to inflation-driven volatility on TIPS and $6 million of lower limited partnership income. These decreases were partially offset by $21 million of higher bond calls and prepayments in the current year.
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Available-for-sale fixed maturity securities:
Realized gains	$332	$19	$465	$93
Realized losses	(2)	(3)	(8)	(30)

Net realized gains (losses) on available-for-sale fixed maturity securities	330	16	457	63

Impairments:
Total other-than-temporary impairments	—	—	—	—
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	—	—	—

Net change in allowance for credit losses on available-for-sale fixed maturity securities	2	—	(5)	—
Write-down of available-for-sale fixed maturity securities	(4)	—	(4)	—
Net realized gains (losses) on equity securities sold	(3)	6	(3)	9
Net unrealized gains (losses) on equity securities still held	3	(4)	(7)	13
Limited partnerships	31	6	28	10
Commercial mortgage loans	(3)	(1)	(2)	(1)
Derivative instruments	22	(29)	(73)	(71)
Other	(3)	4	(9)	4

Net investment gains (losses)	$375	$(2)	$382	$27

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

•
We recorded net gains related to the sale of available-for-sale fixed maturity securities of $330 million during the three months ended September 30, 2020 driven primarily from the sale of U.S. government securities due to portfolio rebalancing and asset exposure management as a result of the prolonged low interest rate environment. We recorded net gains related to the sale of available-for-sale fixed maturity securities of $16 million during the three months ended September 30, 2019.

•
We recorded a $4 million write-down of available-for-sale fixed maturity securities during the three months ended September 30, 2020 under the newly adopted current expected credit loss standard associated with the write-down of securities we intend to sell or will be required to sell prior to recovery of the amortized cost basis.

•
We recorded $25 million of higher net gains on limited partnerships during the three months ended September 30, 2020 primarily driven by higher unrealized gains from favorable performance of private equity investments in the current year.

•
Net investment gains related to derivatives of $22 million during the three months ended September 30, 2020 were primarily associated with embedded derivatives related to our runoff variable annuity products and gains from our foreign currency hedging programs that support our Australia Mortgage Insurance segment, partially offset by losses related to derivatives used to protect statutory surplus from equity market fluctuations.

Net investment losses related to derivatives of $29 million during the three months ended September 30, 2019 were primarily associated with various hedging programs that support our Australia Mortgage Insurance segment, as well as our fixed indexed annuity and runoff variable annuity products.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

•
We recorded net gains related to the sale of available-for-sale fixed maturity securities of $457 million during the nine months ended September 30, 2020 driven primarily from the sale of U.S. government securities due to portfolio rebalancing and asset exposure management as a result of the prolonged low interest rate environment. We recorded net gains related to the sale of available-for-sale fixed maturity securities of $63 million during the nine months ended September 30, 2019.

•
We recorded a $5 million credit loss and a $4 million write-down of available-for-sale fixed maturity securities, as well as credit losses related to bank loan investments and off-balance sheet credit exposures of $6 million and $3 million, respectively, during the nine months ended September 30, 2020 under the newly adopted current expected credit loss standard reflecting emerging credit distress due mostly to COVID-19.

•
The change to net unrealized losses on equity securities during the nine months ended September 30, 2020 from net unrealized gains during the nine months ended September 30, 2019 was primarily from unfavorable equity market performance in the current year compared to favorable equity market performance in the prior year. We had $18 million of higher net gains on limited partnership investments during the nine months ended September 30, 2020 primarily driven by favorable performance of private equity investments in the current year.

Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	September 30, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$44,840	56%	$42,162	57%
Private	19,576	25	18,177	24
Equity securities	629	1	239	—
Commercial mortgage loans, net	6,880	8	6,963	9
Policy loans	2,153	3	2,058	3
Other invested assets	2,402	3	1,632	2
Cash, cash equivalents and restricted cash	2,780	4	3,341	5

Total cash, cash equivalents, restricted cash and invested assets	$79,260	100%	$74,572	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2020, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities
As of September 30, 2020, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,318	$1,474	$—	$—	$4,792
State and political subdivisions	2,591	525	(1)	—	3,115
Non-U.S. government	1,276	126	(7)	—	1,395
U.S. corporate:
Utilities	4,294	924	(1)	—	5,217
Energy	2,581	238	(54)	—	2,765
Finance and insurance	7,611	1,135	(11)	—	8,735
Consumer—non-cyclical	5,160	1,210	(2)	—	6,368
Technology and communications	2,993	537	(3)	—	3,527
Industrial	1,363	189	(1)	—	1,551
Capital goods	2,558	503	(4)	—	3,057
Consumer—cyclical	1,794	252	(2)	—	2,044
Transportation	1,325	271	(15)	—	1,581
Other	346	43	—	—	389

Total U.S. corporate	30,025	5,302	(93)	—	35,234

Non-U.S. corporate:
Utilities	860	75	—	—	935
Energy	1,192	163	(7)	—	1,348
Finance and insurance	2,319	312	(12)	(1)	2,618
Consumer—non-cyclical	712	95	(1)	—	806
Technology and communications	1,066	190	—	—	1,256
Industrial	935	134	(1)	—	1,068
Capital goods	571	61	(6)	—	626
Consumer—cyclical	400	38	(2)	—	436
Transportation	571	87	(9)	(1)	648
Other	1,562	241	(1)	—	1,802

Total non-U.S. corporate	10,188	1,396	(39)	(2)	11,543

Residential mortgage-backed (1)	1,825	250	—	—	2,075
Commercial mortgage-backed	2,775	228	(24)	(3)	2,976
Other asset-backed	3,254	48	(16)	—	3,286

Total available-for-sale fixed maturity securities	$55,252	$9,349	$(180)	$(5)	$64,416

(1)	Fair value included $8 million collateralized by Alt-A residential mortgage loans and $22 million collateralized by sub-prime residential mortgage loans.

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
Fixed maturity securities increased $4.1 billion compared to December 31, 2019 principally from an increase in unrealized gains related to a decrease in interest rates, as well as purchases exceeding sales, maturities and repayments in the current year.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2020		December 31, 2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Limited partnerships	$844	36%	$634	39%
Derivatives	804	33	290	18
Bank loan investments	387	16	383	23
Short-term investments	274	11	260	16
Securities lending collateral	75	3	51	3
Other investments	18	1	14	1

Total other invested assets	$2,402	100%	$1,632	100%

Derivatives increased largely from a decrease in interest rates in the current year. Limited partnerships increased primarily from additional capital investments, partially offset by return of capital in the current year.
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

(Notional in millions)	Measurement	December 31, 2019	Additions	Maturities/ terminations	September 30, 2020
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,968	$1,844	$(2,616)	$8,196
Foreign currency swaps	Notional	110	—	—	110

Total cash flow hedges		9,078	1,844	(2,616)	8,306

Total derivatives designated as hedges		9,078	1,844	(2,616)	8,306

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Equity index options	Notional	2,451	1,527	(1,849)	2,129
Financial futures	Notional	1,182	4,362	(4,275)	1,269
Other foreign currency contracts	Notional	628	5,689	(4,687)	1,630

Total derivatives not designated as hedges		8,935	11,578	(10,811)	9,702

Total derivatives		$18,013	$13,422	$(13,427)	$18,008

(Number of policies)	Measurement	December 31, 2019	Additions	Maturities/ terminations	September 30, 2020
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	25,623	—	(1,452)	24,171
Fixed index annuity embedded derivatives	Policies	15,441	—	(1,511)	13,930
Indexed universal life embedded derivatives	Policies	884	—	(37)	847

The decrease in the notional value of derivatives was primarily attributable to terminations of interest rate swaps that support our long-term care insurance business and terminations of equity index options that support our fixed indexed annuity products, mostly offset by an increase in foreign currency derivatives entered into to hedge payments to AXA under the promissory note denominated in a foreign currency.
The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Consolidated Balance Sheets
Total assets
. Total assets increased $3,583 million from $101,342 million as of December 31, 2019 to $104,925 million as of September 30, 2020.

•
Cash, cash equivalents, restricted cash and invested assets increased $4,688 million primarily from increases of $4,077 million, $770 million and $390 million in fixed maturity securities, other invested assets and equity securities, respectively. The increase in fixed maturity securities was predominantly related to higher unrealized gains mostly associated with a decrease in interest rates and from net purchases in the current year. The increase in other invested assets was principally from higher derivative assets driven mostly by lower interest rates and additional capital investments in limited partnerships in the current year. These increases were partially offset by a decrease in cash, cash equivalents and restricted cash of $561 million, largely related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020, the early repayment of Rivermont I’s non-recourse funding obligations originally due in 2050, net purchases of fixed maturity securities and payments of $263 million to AXA in the current year. These decreases to cash were partially offset by proceeds received from debt offerings in GMHI and our Australia mortgage insurance business during the third quarter of 2020.

•
DAC decreased $213 million principally associated with higher amortization largely driven by an increase in lapses mostly attributable to our large 20-year term life insurance block entering its post-level premium period and amortization outpacing deferrals reflecting the low sales in our long-term care insurance business in the current year.

•
Reinsurance recoverable decreased $315 million mainly attributable to the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company, an affiliate of our former parent, General Electric Company (“GE”). We also recorded $44 million of expected credit losses in the current year associated with adopting the new accounting guidance.

•
Deferred tax asset decreased $175 million largely due to the utilization of net operating losses and foreign tax credits and from higher unrealized gains on derivatives and investments, partially offset by a deferred tax asset recorded in connection with the AXA settlement agreement.

•	Separate account assets decreased $408 million primarily due to surrenders, partially offset by favorable equity market performance in the current year.
Total liabilities
. Total liabilities increased $2,983 million from $86,710 million as of December 31, 2019 to $89,693 million as of September 30, 2020.

•
Future policy benefits increased $1,611 million primarily driven by shadow accounting adjustments associated with the recognition of higher unrealized gains. The shadow accounting adjustments increased future policy benefits by approximately $1,313 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). The increase was also attributable to aging of our long-term care insurance in-force block and higher incremental reserves of $247 million recorded in connection with an accrual for profits followed by losses in the current year. These increases were partially offset by our fixed annuities business principally from net outflows driven by surrenders and benefits in the current year.

•
Policyholder account balances increased $514 million largely attributable to shadow accounting adjustments in connection with the recognition of higher unrealized gains mostly in our universal life insurance products and from the low interest rate environment impacting GMDB reserves in our variable annuity products, partially offset by surrenders and benefits in our fixed annuities business in the current year.

•
Liability for policy and contract claims increased $415 million mostly related to our U.S. mortgage insurance business primarily attributable to a significant increase in the number of new delinquencies driven largely by borrower forbearance resulting from COVID-19. In addition, existing reserves were strengthened by $28 million in the current year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The increase was also attributable to our long-term care insurance business primarily attributable to new claims, which includes higher new claims frequency as a result of the aging of the in-force block, as well as higher severity, partially offset by an increase in claim terminations driven mostly by higher mortality and favorable development on incurred but not reported claims in the current year. Given the lower new claim counts submitted during COVID-19, incurred but not reported reserves were strengthened by $61 million reflecting our assumption that new claim incidence during this period will ultimately return to normal levels, partially offsetting the favorable development on incurred but not reported claims.

•
Other liabilities increased $485 million principally due to higher counterparty collateral driven mostly by lower interest rates increasing derivative valuations and higher amounts due to broker associated with the timing of investment trades near the end of the third quarter of 2020.

•	Non-recourse funding obligations decreased $311 million due to the early redemption of Rivermont I’s outstanding non-recourse funding obligations originally due in 2050.

•
Long-term borrowings increased $293 million mainly attributable to $750 million of senior notes issued by GMHI and AUD$43 million floating rate subordinated notes issued by our Australia mortgage insurance business, partially offset by the early redemption of Genworth Holdings’ 7.70% senior notes originally scheduled to mature in June 2020 and the repurchase of $84 million principal amount of senior notes with 2021 maturity dates in the current year.

•
Liabilities related to discontinued operations increased $389 million predominantly from a promissory note issued in the current year associated with the settlement agreement reached with AXA. See note 14 in our unaudited condensed consolidated financial statements under “Item 1 — Financial Statements” for additional details.

Total equity
. Total equity increased $600 million from $14,632 million as of December 31, 2019 to $15,232 million as of September 30, 2020.

•
We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $89 million for the nine months ended September 30, 2020. We also adopted new accounting guidance on January 1, 2020 related to estimating expected credit losses that was applied on a modified retrospective basis, resulting in a $55 million decrease to retained earnings in the current year.

•	Derivatives qualifying as hedges and unrealized gains on investments increased $449 million and $255 million, respectively, primarily from a decrease in interest rates.
Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2020	2019
Net cash from operating activities	$1,452	$1,608
Net cash used by investing activities	(1,279)	(548)
Net cash used by financing activities	(734)	(1,242)

Net decrease in cash before foreign exchange effect	$(561)	$(182)

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
We had lower cash inflows from operating activities in the current year mainly attributable to payments of $263 million to AXA, as discussed below, partially offset by higher collateral received from counterparties related to our derivative positions and a lower amount of policy loans issued in our corporate-owned life insurance product in the current year.
We had higher cash outflows from investing activities primarily driven by higher net purchases of fixed maturity securities, partially offset by lower commercial mortgage loan originations in the current year.
We had lower cash outflows from financing activities in the current year principally from $739 million of net proceeds from GMHI’s issuance of its 2025 Senior Notes, net proceeds of $28 million from the issuance of GFMIPL’s floating rate subordinated notes due in July 2030 and lower net withdrawals from our investment contracts. These decreases were partially offset by the early redemption of $397 million of Genworth Holdings’ senior notes originally scheduled to mature in June 2020, the early redemption of $315 million of Rivermont I’s non-recourse funding obligations originally due in 2050 and the repurchase of $84 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates.
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
Genworth Holdings had $814 million and $1,461 million of cash, cash equivalents and restricted cash as of September 30, 2020 and December 31, 2019, respectively, which included $74 million of restricted cash equivalents as of September 30, 2020. Genworth Holdings also held $70 million in U.S. government securities as of December 31, 2019, which included approximately $48 million of restricted assets. The decrease in Genworth Holdings’ cash, cash equivalents and restricted cash was principally driven by the repayment of long-term debt and intercompany notes and payments to AXA of $263 million, partially offset by a dividend of $436 million received from our U.S. mortgage insurance business in the current year. On July 20, 2020, we reached a settlement agreement with AXA regarding a dispute over payment protection insurance mis-selling claims sold by our former lifestyle protection insurance business that was acquired by AXA in December 2015. In January 2020, we made an interim litigation payment of $134 million and on July 21, 2020 we paid an initial amount under the settlement agreement of £100 million ($125 million), along with accrued interest. For additional details on the decrease in cash, cash equivalents and restricted cash, see below under “—Capital resources and financing activities.”
During the nine months ended September 30, 2020 and 2019, Genworth received cash dividends from its international subsidiaries of $11 million and $167 million, respectively. Our U.S. mortgage insurance business paid a $436 million dividend in the third quarter of 2020 from net proceeds received from GMHI’s issuance of its 2025 Senior Notes. This dividend provides liquidity to address Genworth Holdings’ senior notes due in February 2021.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2020, our total cash, cash equivalents, restricted cash and invested assets were $79.3 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 37% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of September 30, 2020.
As of September 30, 2020, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements. Credit risk transfer transactions provided an estimated aggregate of $777 million of PMIERs capital credit as of September 30, 2020. Our U.S. mortgage insurance business may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time. We believe that future credit risk transfer transactions may be more difficult to execute, if possible at all, and may have a higher cost during and following COVID-19.
Capital resources and financing activities
Capital resources
On August 21, 2020, GMHI issued $750 million of its 6.50% senior notes due in 2025. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021. These notes mature on August 15, 2025. GMHI may redeem the notes, in whole or in part, at any time prior to February 15, 2025 at its option, by paying a make-whole premium, plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, GMHI may redeem the notes, in whole or in part, at its option, at 100% of the principal amount, plus accrued and unpaid interest. The notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if GMHI breaches the terms of the indenture.
On July 3, 2020, GFMIPL issued AUD$147 million floating rate subordinated notes due in July 2030 in exchange for AUD$147 million of its floating rate subordinated notes due in July 2025 and issued an additional

AUD$43 million floating rate subordinated notes due in July 2030. These notes will pay interest quarterly at a floating rate equal to the three-month bank bill swap reference rate plus a margin of a minimum of 5.0% per annum. GFMIPL has an option to redeem the notes at face value on July 3, 2025 and every interest payment date thereafter up to and excluding the maturity date, and for certain tax and regulatory events (in each case subject to APRA’s prior written approval). Following the settlement of these transactions, GFMIPL had outstanding floating rate subordinated notes of AUD$53 million due in July 2025 and AUD$190 million due in July 2030.
On August 24, 2020, GFMIPL redeemed AUD$5 million of its floating rate subordinated notes due in July 2025 and paid accrued interest thereon. GFMIPL redeemed the remaining AUD$48 million of its floating rate subordinated notes due in July 2025 on October 6, 2020.
Financing activities
During the nine months ended September 30, 2020, Genworth Holdings repurchased $84 million principal amount of its senior notes with 2021 maturity dates for a pre-tax gain of $4 million.
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
In addition to the initial settlement payment of £100 million ($125 million) paid to AXA on July 21, 2020, we also issued a secured promissory note to AXA that is due in 2022. Under the settlement, certain cash flows to Genworth Holdings, including dividends and capital raises, above defined thresholds must be paid to AXA until the promissory note is fully repaid. In addition, over the next year, we expect to pay AXA approximately $45 million consisting of interest on the promissory note, assuming we do not make any pre-payments, and a one-time payment on an unrelated liability associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business.
Our evaluation of our ability to meet our obligations include the following contractual obligations due within one year from the issue date of our unaudited condensed consolidated financial statements, along with other certain conditions and events:

•	Genworth Holdings has $338 million of its 7.20% senior notes maturing in February 2021 and $659 million of its 7.625% senior notes maturing in September 2021, excluding deferred costs;

•	interest payments on our senior notes are forecasted to be $144 million for the next twelve months;

•	we do not expect to receive further dividends in 2020 from our mortgage insurance subsidiaries due to higher delinquencies and the impact to capital levels resulting from COVID-19;

•	beginning in 2021, until the secured promissory note to AXA is paid, dividends above $50 million from our U.S. mortgage insurance subsidiaries are subject to mandatory prepayment conditions;

•	the receipt of dividends and sale proceeds above certain thresholds from our Australian mortgage insurance business are also subject to mandatory prepayment conditions; and

•	due to the uncertain macroeconomic conditions surrounding COVID-19, on September 30, 2020, Genworth and China Oceanwide agreed to a sixteenth waiver and agreement extending the merger deadline to no later than November 30, 2020. However, the consummation of this transaction is dependent on steps outside of our control; accordingly, the associated post-closing capital contributions from China Oceanwide cannot be included as a potential source of liquidity.

Absent accessing additional liquidity through third party sources and/or the completion of the China Oceanwide transaction, Genworth Holdings expects to have a cash shortfall of approximately $215 million which raises doubt about our ability to meet our financial obligations for the next year. While conditions and events occurring and expected to occur raise doubt about our ability to meet our financial obligations for the next year, we believe management’s plans alleviate this doubt.
During the quarter ended September 30, 2020, we successfully executed a debt financing through our U.S. mortgage insurance business, a transaction we deemed probable in our previous assessment of our ability to continue as a going concern. Because of the uncertainty regarding the completion of the China Oceanwide transaction, we are actively taking steps toward raising capital by preparing for a possible public offering of our U.S. mortgage insurance business, subject to market conditions. In addition to a partial sale of our U.S. mortgage insurance business through a public offering, we are also evaluating the possibility of the issuance of convertible, equity-linked securities or another transaction, prior to our senior notes maturing in September 2021. We believe an equity transaction involving our U.S. mortgage insurance business, if needed, is probable of being effectively executed given the value of the U.S. mortgage insurance business, the healthy conditions of the relevant markets, historical investor interest and our successful history of similar transactions, among other factors. Our outside financial advisors agree with our assessment based on current conditions.
In addition to management’s plans, we believe additional sources of cash coming from payments under tax sharing and expense reimbursement arrangements with subsidiaries, and if necessary, sales of assets, would provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements for one year from the issue date of the unaudited condensed consolidated financial statements. For example, Genworth Holdings expects to receive intercompany tax payments generated from realized gains in the third quarter of 2020 and we expect to receive additional intercompany tax payments in future periods. Until the secured promissory note issued to AXA is repaid, certain prepayment obligations thereunder place significant constraints on our ability to repay debt (other than the 2021 debt maturities) with the proceeds of new debt financing, equity offerings, asset sales or dividends from subsidiaries. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Our cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. We may move below or above our targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. We continue to evaluate our target level of liquidity as circumstances warrant. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with certainty the impact to us from future disruptions in the credit markets or the recent or any further future downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company debt. The availability of additional funding, including an equity transaction through our U.S. mortgage insurance business or the issuance of convertible, equity-linked securities, will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, credit ratings and the performance of and outlook for our U.S. mortgage insurance business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” and “Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation” in our 2019 Annual Report on Form 10-K. These risks may be exacerbated by the economic impact of COVID-19. No references herein to any potential equity transaction constitutes an offering of securities.

Contractual obligations and commercial commitments
We have experienced a significant increase in loss reserves in our U.S. mortgage insurance business during the nine months ended September 30, 2020 driven mostly by higher new delinquencies from borrower forbearance due to COVID-19. We expect a large portion of these delinquencies to cure before becoming an active claim; however, reserves recorded related to borrower forbearance have a high degree of estimation. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not cure as we expect. In addition, as disclosed above, we have contractual amounts due to AXA related to the promissory note issued under the settlement agreement (recorded as discontinued operations) and amounts due under GMHI and GFMIPL’s senior notes and floating rate subordinated notes, respectively. There have been no other material additions or changes to our contractual obligations as compared to the amounts disclosed within our 2019 Annual Report on Form 10-K filed on February 27, 2020. For additional details related to our commitments, see note 12 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”
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
The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of September 30, 2020 and December 31, 2019, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the nine months ended September 30, 2020 and for the year ended December 31, 2019.
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

The following table presents the condensed consolidating balance sheet information as of September 30, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $55,252 and allowance for credit losses of $5)	$—	$—	$64,416	$—	$64,416
Equity securities, at fair value	—	—	629	—	629
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,911	—	6,911
Less: Allowance for credit losses	—	—	(31)	—	(31)

Commercial mortgage loans, net	—	—	6,880	—	6,880
Policy loans	—	—	2,153	—	2,153
Other invested assets	—	16	2,386	—	2,402
Investments in subsidiaries	14,690	15,959	—	(30,649)	—

Total investments	14,690	15,975	76,464	(30,649)	76,480
Cash, cash equivalents and restricted cash	—	814	1,966	—	2,780
Accrued investment income	—	—	650	—	650
Deferred acquisition costs	—	—	1,623	—	1,623
Intangible assets and goodwill	—	—	209	—	209
Reinsurance recoverable	—	—	16,832	—	16,832
Less: Allowance for credit losses	—	—	(44)	—	(44)

Reinsurance recoverable, net	—	—	16,788	—	16,788
Other assets	5	326	114	—	445
Intercompany notes receivable	99	189	—	(288)	—
Deferred tax assets	(19)	779	(510)	—	250
Separate account assets	—	—	5,700	—	5,700

Total assets	$14,775	$18,083	$103,004	$(30,937)	$104,925

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$41,995	$—	$41,995
Policyholder account balances	—	—	22,731	—	22,731
Liability for policy and contract claims	—	—	11,373	—	11,373
Unearned premiums	—	—	1,846	—	1,846
Other liabilities	19	92	1,802	—	1,913
Intercompany notes payable	—	99	189	(288)	—
Long-term borrowings	—	2,663	907	—	3,570
Separate account liabilities	—	—	5,700	—	5,700
Liabilities related to discontinued operations	—	549	16	—	565

Total liabilities	19	3,403	86,559	(288)	89,693

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,997	12,761	18,432	(31,193)	11,997
Accumulated other comprehensive income (loss)	4,141	4,141	4,226	(8,367)	4,141
Retained earnings	1,317	(2,222)	(6,992)	9,214	1,317
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,756	14,680	15,669	(30,349)	14,756
Noncontrolling interests	—	—	776	(300)	476

Total equity	14,756	14,680	16,445	(30,649)	15,232

Total liabilities and equity	$14,775	$18,083	$103,004	$(30,937)	$104,925

The following table presents the condensed consolidating balance sheet information as of December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$60,539	$(200)	$60,339
Equity securities, at fair value	—	—	239	—	239
Commercial mortgage loans ($47 are restricted related to a securitization entity)	—	—	6,963	—	6,963
Policy loans	—	—	2,058	—	2,058
Other invested assets	—	71	1,561	—	1,632
Investments in subsidiaries	14,079	15,090	—	(29,169)	—

Total investments	14,079	15,161	71,360	(29,369)	71,231
Cash, cash equivalents and restricted cash	—	1,461	1,880	—	3,341
Accrued investment income	—	—	657	(3)	654
Deferred acquisition costs	—	—	1,836	—	1,836
Intangible assets and goodwill	—	—	201	—	201
Reinsurance recoverable	—	—	17,103	—	17,103
Other assets	4	201	239	(1)	443
Intercompany notes receivable	119	132	—	(251)	—
Deferred tax assets	13	821	(409)	—	425
Separate account assets	—	—	6,108	—	6,108

Total assets	$14,215	$17,776	$98,975	$(29,624)	$101,342

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$40,384	$—	$40,384
Policyholder account balances	—	—	22,217	—	22,217
Liability for policy and contract claims	—	—	10,958	—	10,958
Unearned premiums	—	—	1,893	—	1,893
Other liabilities	30	118	1,243	(5)	1,386
Intercompany notes payable	—	319	132	(451)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,137	140	—	3,277
Separate account liabilities	—	—	6,108	—	6,108
Liabilities related to discontinued operations	—	134	42	—	176

Total liabilities	30	3,708	83,428	(456)	86,710

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,990	12,761	18,431	(31,192)	11,990
Accumulated other comprehensive income (loss)	3,433	3,433	3,474	(6,907)	3,433
Retained earnings	1,461	(2,126)	(7,108)	9,234	1,461
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,185	14,068	14,800	(28,868)	14,185
Noncontrolling interests	—	—	747	(300)	447

Total equity	14,185	14,068	15,547	(29,168)	14,632

Total liabilities and equity	$14,215	$17,776	$98,975	$(29,624)	$101,342

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,068	$—	$3,068
Net investment income	(2)	5	2,405	(2)	2,406
Net investment gains (losses)	—	7	375	—	382
Policy fees and other income	—	2	541	(4)	539

Total revenues	(2)	14	6,389	(6)	6,395

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	4,146	—	4,146
Interest credited	—	—	417	—	417
Acquisition and operating expenses, net of deferrals	17	6	698	—	721
Amortization of deferred acquisition costs and intangibles	—	—	310	—	310
Goodwill impairment	—	—	5	—	5
Interest expense	—	133	18	(6)	145

Total benefits and expenses	17	139	5,594	(6)	5,744

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(19)	(125)	795	—	651
Provision (benefit) for income taxes	28	(23)	181	—	186
Equity in income (loss) of subsidiaries	(43)	604	—	(561)	—

Income (loss) from continuing operations	(90)	502	614	(561)	465
Income (loss) from discontinued operations, net of taxes	1	(543)	23	—	(519)

Net income (loss)	(89)	(41)	637	(561)	(54)
Less: net income from continuing operations attributable to noncontrolling interests	—	—	35	—	35
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(89)	$(41)	$602	$(561)	$(89)

The following table presents the condensed consolidating income statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,037	$—	$4,037
Net investment income	(3)	10	3,228	(15)	3,220
Net investment gains (losses)	—	(5)	55	—	50
Policy fees and other income	—	2	792	(5)	789

Total revenues	(3)	7	8,112	(20)	8,096

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,163	—	5,163
Interest credited	—	—	577	—	577
Acquisition and operating expenses, net of deferrals	20	—	942	—	962
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Interest expense	3	231	25	(20)	239

Total benefits and expenses	23	231	7,148	(20)	7,382

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(26)	(224)	964	—	714
Provision (benefit) for income taxes	(3)	(45)	243	—	195
Equity in income of subsidiaries	366	177	—	(543)	—

Income (loss) from continuing operations	343	(2)	721	(543)	519
Income (loss) from discontinued operations, net of taxes	—	(140)	151	—	11

Net income (loss)	343	(142)	872	(543)	530
Less: net income from continuing operations attributable to noncontrolling interests	—	—	64	—	64
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	123	—	123

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$343	$(142)	$685	$(543)	$343

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(89)	$(41)	$637	$(561)	$(54)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	265	265	264	(530)	264
Net unrealized gains (losses) on securities with an allowance for credit losses	(10)	(10)	(10)	20	(10)
Derivatives qualifying as hedges	449	449	493	(942)	449
Foreign currency translation and other adjustments	4	4	8	(8)	8

Total other comprehensive income (loss)	708	708	755	(1,460)	711

Total comprehensive income	619	667	1,392	(2,021)	657
Less: comprehensive income attributable to noncontrolling interests	—	—	38	—	38

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$619	$667	$1,354	$(2,021)	$619

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$343	$(142)	$872	$(543)	$530
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	859	842	846	(1,701)	846
Net unrealized gains (losses) on other-than-temporarily impaired securities	2	2	2	(4)	2
Derivatives qualifying as hedges	221	221	247	(468)	221
Foreign currency translation and other adjustments	307	224	486	(530)	487

Total other comprehensive income (loss)	1,389	1,289	1,581	(2,703)	1,556

Total comprehensive income	1,732	1,147	2,453	(3,246)	2,086
Less: comprehensive income attributable to noncontrolling interests	—	—	354	—	354

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,732	$1,147	$2,099	$(3,246)	$1,732

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income (loss)	$(89)	$(41)	$637	$(561)	$(54)
Less (income) loss from discontinued operations, net of taxes	(1)	543	(23)	—	519
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Equity in income (loss) from subsidiaries	43	(604)	—	561	—
Dividends from subsidiaries	—	447	(447)	—	—
Amortization of fixed maturity securities discounts and premiums	—	4	(101)	—	(97)
Net investment gains	—	(7)	(375)	—	(382)
Charges assessed to policyholders	—	—	(479)	—	(479)
Acquisition costs deferred	—	—	(9)	—	(9)
Amortization of deferred acquisition costs and intangibles	—	—	310	—	310
Goodwill impairment	—	—	5	—	5
Deferred income taxes	31	196	(61)	—	166
Derivative instruments, limited partnerships and other	—	(60)	148	—	88
Stock-based compensation expense	22	—	—	—	22
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	(21)	(156)	(5)	(183)
Insurance reserves	—	—	1,034	—	1,034
Current tax liabilities	(3)	(121)	130	—	6
Other liabilities, policy and contract claims and other policy-related balances	(15)	(12)	791	5	769
Cash used by operating activities—discontinued operations	—	(263)	—	—	(263)

Net cash from (used by) operating activities	(13)	61	1,404	—	1,452

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,760	—	2,760
Commercial mortgage loans	—	—	479	—	479
Other invested assets	—	—	108	—	108
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,270	—	3,270
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(7,179)	—	(7,179)
Commercial mortgage loans	—	—	(414)	—	(414)
Other invested assets	—	—	(318)	—	(318)
Short-term investments, net	—	70	(82)	—	(12)
Policy loans, net	—	—	27	—	27
Intercompany notes receivable	20	(57)	200	(163)	—
Capital contributions to subsidiaries	(2)	—	2	—	—

Net cash from (used by) investing activities	18	13	(1,147)	(163)	(1,279)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	693	—	693
Withdrawals from universal life and investment contracts	—	—	(1,408)	—	(1,408)
Redemption of non-recourse funding obligations	—	—	(315)	—	(315)
Proceeds from the issuance of long-term debt	—	—	767	—	767
Repayment and repurchase of long-term debt	—	(490)	(3)	—	(493)
Dividends paid to noncontrolling interests	—	—	(9)	—	(9)
Intercompany notes payable	—	(220)	57	163	—
Other, net	(5)	(11)	47	—	31

Net cash used by financing activities	(5)	(721)	(171)	163	(734)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—

Net change in cash, cash equivalents and restricted cash	—	(647)	86	—	(561)
Cash, cash equivalents and restricted cash at beginning of period	—	1,461	1,880	—	3,341

Cash, cash equivalents and restricted cash at end of period	—	814	1,966	—	2,780
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$814	$1,966	$—	$2,780

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$343	$(142)	$872	$(543)	$530
Less (income) loss from discontinued operations, net of taxes	—	140	(151)	—	(11)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in income from subsidiaries	(366)	(177)	—	543	—
Dividends from subsidiaries	250	1,352	(1,602)	—	—
Amortization of fixed maturity securities discounts and premiums	—	8	(126)	—	(118)
Net investment (gains) losses	—	5	(55)	—	(50)
Charges assessed to policyholders	—	—	(699)	—	(699)
Acquisition costs deferred	—	—	(27)	—	(27)
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Deferred income taxes	1	132	6	—	139
Derivative instruments and limited partnerships	—	(35)	(63)	—	(98)
Stock-based compensation expense	26	—	1	—	27
Change in certain assets and liabilities:
Accrued investment income and other assets	—	7	(365)	—	(358)
Insurance reserves	—	—	1,259	—	1,259
Current tax liabilities	16	(43)	53	—	26
Other liabilities, policy and contract claims and other policy-related balances	(17)	(44)	668	2	609
Cash from operating activities—discontinued operations	—	134	275	—	409

Net cash from operating activities	253	1,337	487	2	2,079

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,436	—	3,436
Commercial mortgage loans	—	—	582	—	582
Restricted commercial mortgage loans related to a securitization entity	—	—	15	—	15
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,883	—	3,883
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(6,899)	—	(6,899)
Commercial mortgage loans	—	—	(813)	—	(813)
Other invested assets, net	—	5	(392)	(2)	(389)
Policy loans, net	—	—	62	—	62
Intercompany notes receivable	(119)	48	6	65	—
Capital contributions to subsidiaries	(5)	—	5	—	—
Proceeds from sale of business, net of cash transferred	—	—	1,398	—	1,398
Cash from investing activities—discontinued operations	—	—	26	—	26

Net cash from (used by) investing activities	(124)	53	1,309	63	1,301

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	824	—	824
Withdrawals from universal life and investment contracts	—	—	(2,319)	—	(2,319)
Repayment and repurchase of long-term debt	—	(446)	—	—	(446)
Intercompany notes payable	(122)	112	75	(65)	—
Repurchase of subsidiary shares	—	—	(22)	—	(22)
Dividends paid to noncontrolling interests	—	—	(87)	—	(87)
Other, net	(7)	(24)	(4)	—	(35)
Cash used by financing activities—discontinued operations	—	—	(132)	—	(132)

Net cash used by financing activities	(129)	(358)	(1,665)	(65)	(2,217)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $6 related to discontinued operations)	—	—	1	—	1

Net change in cash, cash equivalents and restricted cash	—	1,032	132	—	1,164
Cash, cash equivalents and restricted cash at beginning of period	—	429	1,748	—	2,177

Cash, cash equivalents and restricted cash at end of period	—	1,461	1,880	—	3,341
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$1,461	$1,880	$—	$3,341

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2019, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $300 million to us in 2020, and the remaining net assets are considered restricted. While the $300 million is considered unrestricted, our insurance subsidiaries will not pay dividends to us in 2020 at this level as they need to retain capital to meet regulatory requirements and preserve desired capital thresholds. As of September 30, 2020, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.4 billion and $15.7 billion, respectively.
In September 2020, certain GSE Restrictions were imposed with respect to capital on our U.S. mortgage insurance business. These restrictions will remain in effect until the later of six quarters or until the following collective GSE Conditions are met: a) approval of GMICO’s plan to secure additional capital, if needed, b) GMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch for two consecutive quarters and c) certain Genworth financial metrics are achieved. Prior to the satisfaction of these conditions, the GSE Restrictions require:

•	GMICO to maintain 115% of PMIERs minimum required assets through 2021, 120% during 2022 and 125% thereafter;

•	GMHI to retain $300 million of its holding company cash that can be drawn down exclusively for its debt service or to contribute to GMICO to meet its regulatory capital needs including PMIERs; and

•	written approval must be received from the GSEs prior to any additional debt issuance by either GMICO or GMHI.
The GSE Restrictions govern the period prior to the close of the planned China Oceanwide transaction. The GSEs issued separate conditions and restrictions in September 2020, which place identical restrictions on our U.S. mortgage insurance business, if the China Oceanwide transaction closes. See “Item 2—U.S. Mortgage Insurance segment—trends and conditions” for additional details.
Securitization Entities
There were no off-balance sheet securitization transactions during the nine months ended September 30, 2020 or 2019.
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

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Australia, although we are also exposed to the British Pound due to the settlement agreement reached with AXA. However, foreign currency exchange related to AXA is not part of continuing operations. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income (loss). As of September 30, 2020, the U.S. dollar weakened against the Australian dollar compared to the respective balance sheet rate as of December 31, 2019. In the third quarter of 2020, the U.S. dollar weakened against the Australian dollar compared to the respective average rate in the third quarter of 2019. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2020
During the three months ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See note 12 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.
Item 1A. Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2019 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2020.
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

Item 6. Exhibits

Number	Description

2.1	Sixteenth Waiver and Agreement, dated as of September 30, 2020, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 1, 2020)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Daniel J. Sheehan, IV (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Daniel J. Sheehan, IV (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020, has been formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: November 5, 2020
	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)