Form 10-K
period 2020-12-31
GENWORTH FINANCIAL INC
filed 2021-02-26
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of February 17, 2021, 505,794,485 shares of Class A Common Stock, par value $0.001 per share were outstanding.
The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates
of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2021 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form
10-K.

Cautionary Note Regarding Forward-looking Statements
This Annual Report on Form
10-K,
including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to the potential termination, extension or closing of the transaction with China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”), China Oceanwide’s funding plans and regulatory approvals in the event an extension is pursued, actions we may take to align our expense structure with anticipated business needs and transactions we are pursuing to address our near-term liabilities and financial obligations, which may include additional debt financing and/or transactions to sell a percentage of our ownership interests in our mortgage insurance businesses, as well as statements we make regarding the potential impacts of the coronavirus pandemic
(“COVID-19”).
Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including but not limited to, the items identified under “Part I—Item 1A—Risk Factors.” We therefore caution you against relying on any forward-looking statements.
We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
In this Annual Report on Form
10-K,
unless the context otherwise requires, “Genworth Financial,” “Genworth,” the “Company,” “we,” “us” and “our” refer to Genworth Financial, Inc. and its subsidiaries.

Item 1.	Business
Strategic Update
We continue to focus on evaluating and executing alternative strategic plans to raise liquidity to address our September 2021 debt maturity, other near-term liabilities and financial obligations and maximize shareholder value. Our plans build on actions we have taken over the last several years to strengthen our financial position, including the sale of Genworth MI Canada Inc. (“Genworth Canada”), our former Canada mortgage insurance business, the completion of a debt offering through our wholly-owned U.S. mortgage insurance subsidiary, Genworth Mortgage Holdings, Inc. (“GMHI”), and the settlement agreement reached with AXA S.A. (“AXA”).
We remain focused on preparing for a potential partial initial public offering (“IPO”) of our U.S. mortgage insurance business, subject to market conditions as well as the satisfaction of various conditions and approvals. We also remain open to other potential strategic alternatives pertaining to our mortgage insurance businesses and other alternatives to address our upcoming holding company debt and financial obligations in 2021 and 2022. In assessing our strategic options, we are considering, among other factors, the level of, and restrictions contained in, our existing indebtedness, tax considerations, the views of regulators and rating agencies, and the performance and prospects of our businesses. In addition, we are taking steps to align our expense structure with our reduced business activities. Expense reduction initiatives completed to date are anticipated to result in annualized savings of approximately $50 million.
China Oceanwide Transaction
On October 21, 2016, Genworth Financial, Inc. (“Genworth”) entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd. (“Parent”), a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and a direct, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth with Genworth surviving the merger as a direct, wholly-owned subsidiary of Asia Pacific Insurance (the “Merger”). China Oceanwide agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. At a special meeting held on March 7, 2017, Genworth’s stockholders voted on and approved a proposal to adopt the Merger Agreement.
On January 4, 2021, Genworth and China Oceanwide announced that an extension of the then current December 31, 2020 Merger Agreement end date would not be sought given uncertainty around the completion and timing of the remaining steps required to close the transaction. The Merger Agreement between Genworth and China Oceanwide remains in effect, although either party is able to terminate the Merger Agreement at any time. The China Oceanwide transaction previously received all U.S. regulatory approvals needed to close the transaction. If China Oceanwide is able to secure the required funding to close the transaction, the parties would need to re-engage with their regulators to determine the re-approvals or confirmations that would be necessary to close the transaction.
Ongoing Priorities
Stabilizing our U.S. life insurance businesses continues to be one of our long-term goals. We will continue to execute this objective primarily through our multi-year long-term care insurance in-force rate action plan. Premium rate increases and associated benefit reductions on our legacy long-term care insurance policies are critical to the business. We continue to manage our U.S. life insurance businesses on a standalone basis. Going forward, the U.S. life insurance businesses will continue to rely on their consolidated statutory capital, significant claim and future policy benefit reserves, prudent management of its in-force blocks and actuarially justified in-force rate actions to satisfy obligations to its policyholders. Our U.S. life insurance business has made strong progress on its multi-year rate action plan in 2020, receiving approvals of approximately $344 million of incremental annual premiums during the year. In aggregate, we estimate that we have achieved approximately $14.5 billion, on a net present value basis, of approved in-force rate increases since 2012. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims.
U.S. Mortgage Insurance
Through our U.S. Mortgage Insurance segment, we provide private mortgage insurance. Private mortgage insurance enables borrowers to buy homes with a down payment of less than 20% of the home’s value (“low down payment mortgages” or “high loan-to-value
mortgages”). Mortgage insurance protects lenders against loss in the event of a borrower’s default. It also generally aids financial institutions in managing their capital efficiently by, in some cases, reducing the capital required for low down payment mortgages. If a borrower defaults on mortgage payments, private mortgage insurance reduces and may eliminate losses to the insured institution. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market because of the credit enhancement it provides. Our mortgage insurance products predominantly insure prime-based, individually underwritten residential mortgage loans.
We have been providing mortgage insurance products and services in the United States since 1981 and operate in all 50 states and the District of Columbia. Our principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. For the year ended December 31, 2020, approximately 28% of new insurance written in our U.S. mortgage insurance business was attributable to our largest five lender customers, of which 12% was attributable to our largest customer. No other customer exceeded 10% of our new insurance written during 2020 and no customer had earned premiums that exceeded 10% of our U.S. mortgage insurance business total revenues for the year ended December 31, 2020.
The U.S. private mortgage insurance industry is affected in part by the requirements and practices of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises and we refer to them collectively as the “GSEs.” The GSEs purchase and provide guarantees on residential mortgages as part of their governmental mandate to provide liquidity through the secondary mortgage market. The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum, known as the “conforming loan limit,” which is currently $548,250 (up to $822,375 in certain high-cost geographic areas of the country) and subject to annual adjustment.
Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value
ratio exceeds 80% of the home value unless the portion of the unpaid principal balance of the mortgage in excess of 80% of the value of the property securing the mortgage is protected against default by lender recourse, participation or by a qualified insurer. Much of the demand for private mortgage insurance is a function of the requirements of the GSEs. The GSEs purchased the majority of the primary loans we insured as of December 31, 2020. The GSEs specify mortgage insurance coverage levels and also have the authority to change the pricing arrangements for purchasing retained-participation mortgages, or mortgages with lender recourse, as compared to insured mortgages, increase or reduce required mortgage insurance coverage percentages, and alter or liberalize underwriting standards and pricing terms on low down payment mortgages they purchase. In furtherance of their respective charter requirements, each GSE maintains eligibility criteria to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for high loan-to-value
mortgages they acquire. For more information about the financial and other requirements of the

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
Products and services
In the United States, we offer the following mortgage insurance products:
Primary mortgage insurance
Substantially all of our U.S. mortgage insurance policies are primary mortgage insurance, which provides protection on individual loans at specified coverage percentages. Primary mortgage insurance is placed on individual loans at the time of origination and are typically delivered to us on a loan-by-loan
basis. Primary mortgage insurance can also be delivered to us on an aggregated basis, whereby each mortgage in a given loan portfolio is insured in a single transaction after the point of origination.
Customers who purchase our primary mortgage insurance select a specific coverage level for each insured loan. To be eligible for purchase by a GSE, a low-down
payment mortgage must comply with the coverage percentages established by that particular GSE. For loans not sold to the GSEs, the customer determines its desired coverage percentage. Generally, our risk across all policies written is approximately 25% of the underlying primary insurance in-force,
but may vary from policy to policy, typically between 6% and 35% coverage. The loan amount and coverage percentage determine our risk in-force
on each insured loan.
We file our premium rates, as required, with state insurance departments and the District of Columbia. Premium rates cannot be changed after the issuance of coverage. Premium payments for primary mortgage insurance coverage are typically made by the borrower and are referred to as borrower-paid mortgage insurance. Loans for which premiums are paid by the lender are referred to as lender-paid mortgage insurance. Premium payments, whether borrower or lender-paid, can either be periodic/monthly or single premium. In either case, the payment of premium to us is generally the responsibility of the insured.
Pool mortgage insurance
Pool mortgage insurance transactions provide coverage on a finite set of individual loans identified by the pool policy. Pool policies contain coverage percentages and provisions limiting the insurer’s obligation to pay claims until a threshold amount is reached (known as a “deductible”) or capping the insurer’s potential aggregate liability for claims payments (known as a “stop loss”) or a combination of both provisions. Pool mortgage insurance is typically used to provide additional credit enhancement for certain secondary market mortgage transactions. Pool insurance generally covers the excess of the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if such loan has primary coverage, as well as the total loss on a defaulted mortgage loan that did not have primary coverage. In another variation, generally referred to as modified pool insurance, policies are structured to include both an exposure limit for each individual loan, as well as an aggregate loss limit or a deductible for the entire pool. Currently, we have an insignificant amount of pool insurance in-force.
We also perform
fee-based
contract underwriting services for our customers. Contract underwriting provides our customers outsourced scalable capacity to underwrite mortgage loans. Our underwriters can underwrite the loan on behalf of our customers for both investor compliance and mortgage insurance, thus reducing duplicative activities and increasing our ability to write mortgage insurance for these loans. Under the terms of our contract underwriting agreements, we indemnify our customer against losses incurred in the event we make material errors in determining whether loans processed by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability.

Underwriting and pricing
We establish and maintain underwriting guidelines based on our risk appetite. We require borrowers to have a verified capacity and willingness to support their obligation and a well-supported valuation of the collateral. Our underwriting guidelines incorporate credit eligibility requirements that, among other things, limit our coverage to mortgages that meet our thresholds with respect to borrower Fair Isaac Company (“FICO”) scores, maximum loan-to-value
ratios, documentation requirements and maximum
debt-to-income
ratios. Our underwriting guidelines are largely consistent with those of the GSEs. Many of our customers use the GSEs’ automated loan underwriting systems for making credit determinations. We generally accept the underwriting decisions and documentation requirements made by GSEs’ underwriting systems, subject to our review as well as certain limitations and requirements.
FICO developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a
“sub-prime”
loan. Generally, “A minus” loans are loans where the borrowers have FICO credit scores between 575 and 660 and have a blemished credit history. As of December 31, 2020, on a risk in-force
basis and at the time of loan closing, approximately 99% of our primary insurance loans were “prime” in credit quality with FICO credit scores of at least 620.
Loan applications for primary mortgage insurance are either directly reviewed by us (or our contract underwriters), or as noted below, by lenders under delegated authority. In either case automated underwriting systems may be utilized. For non-delegated
underwriting, customers submit loan files to us and we individually underwrite each application to determine whether we will insure the loan. We use our mortgage insurance underwriting system to perform our non-delegated
underwriting evaluations. We delegate to eligible lender customers the ability to underwrite mortgage insurance based on our delegated underwriting guidelines. We regularly perform quality assurance reviews of delegated loans to assess compliance with our guidelines. Upon satisfactory completion of our review, we agree to waive our right to rescind coverage under certain circumstances.
Our policy has been to set and charge premium rates commensurate with the underlying risk of each loan we insure. Recent industry pricing trends have introduced an increasing number of loan, borrower, lender and property attributes, resulting in expanded granularity in pricing mortgage insurance products and a shift from traditional published rate cards to dynamic pricing engines that better align price and risk. The majority of our new insurance written is priced using our proprietary risk-based pricing engine, GenRATE, which provides us with a more flexible, granular and analytical approach to selecting and pricing risk. GenRATE is modeled to assess the performance of new business under expected and stress scenarios on an individualized loan basis, which is used to determine pricing and inform our risk selection strategy that optimizes economic value by balancing return and volatility. Once a certificate of coverage is issued, we are not able to alter the premium charged or cancel coverage without cause. We continue to monitor current housing conditions and the performance of our books of business to determine if we need to make further changes in our pricing or underwriting guidelines and practices.
Loss mitigation
Our loss mitigation and claims area is led by seasoned personnel who are supported by default tracking and claims processing capabilities within our integrated platform. Our loss mitigation staff is also actively engaged with the GSEs and servicers regarding appropriate servicing and loss mitigation practices. We have granted loss mitigation delegation to the GSEs and servicers, whereby they perform certain loss mitigation efforts on our behalf. Moreover, the Consumer Financial Protection Bureau’s (“CFPB”) mortgage servicing rule obligates servicers to engage in early intervention and loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or efforts to sell the property, thereby potentially reducing claim amounts. If a loan becomes delinquent, we work closely with customers, investors and servicers to attempt to cure the delinquency and allow the homeowner to retain ownership of their property.
Claims result from delinquencies that are not cured, or from losses on short sales, other third-party sales or deeds-in-lieu
of foreclosure that we approve. Upon review and determination that a filed claim is valid, we may pay the coverage percentage specified in the certificate of insurance and related expenses, pay the amount of the claim required to make the customer whole, commonly referred to as the “actual loss amount,” following the approved sale or pay the full claim amount and acquire title to the property.
When claim notices are received, we review loan and servicing files to determine the appropriateness of a claim amount. Failure to deliver required documentation or our review of such documentation may result in rescission, cancellation or claims denial. Our insurance policies provide that we can reduce or deny claims if the servicer does not materially comply with its obligations under our policies, including the requirement to pursue reasonable loss mitigation actions. We also periodically receive claim notices that request coverage for costs and expenses associated with items not covered under our policies, such as losses resulting from property damage to a covered home. We actively review claim notices to ensure we pay only for covered expenses. We deem a reduction in the claim amount paid relative to the amount requested in the claim notice to be a curtailment.
When reviewing loan and servicing files in connection with the delinquency or claims process, we may also decide to rescind coverage of the underlying mortgages or deny payment of claims. Our ability to rescind coverage is limited by the terms of our master policies. We may rescind coverage in situations where, among other things, (i) fraudulent misrepresentations were made or materially inaccurate information was provided regarding a borrower’s income, debts, intention to occupy a property or property value or (ii) a loan was originated in material violation of our underwriting guidelines.
We will consider an insured’s appeal of our decision and, if we agree with the appeal, we take the necessary steps to reinstate our insurance coverage and reactivate the loan certificate or otherwise address the issues raised in the appeal. If the parties are unable to agree on the outcome of the appeal, the insured may choose to pursue arbitration or litigation under the terms of the applicable master policy and challenge the results. Subject to applicable limitations in our policies and state law, legal challenges to our actions may be brought several years after we dispose of a claim. For additional information regarding our master policies, see “—Regulation—U.S. Insurance Regulation—Policy forms.”
From time to time, we enter into agreements with policyholders to accelerate claims and negotiate an agreed-upon payment amount for claims on an identified group of delinquent loans. In exchange for our accelerated claim payment, mortgage insurance is canceled, and we are discharged from any further liability on the identified loans.
Distribution
We distribute our mortgage insurance products through our dedicated sales force located throughout the United States, our home-based in-house
sales representatives, and a digital marketing program designed to expand our reach beyond our sales force. Our sales force primarily markets to financial institutions and mortgage originators which impose a requirement for mortgage insurance as part of the borrower’s financing.
Competition
Our principal sources of competition are U.S. federal, state and local government agencies and other private mortgage insurers. We also compete with mortgage lenders and other investors, the GSEs, portfolio lenders who self-insure, reinsurers, and other capital markets participants who may utilize financial instruments designed to mitigate risk.

U.S. federal, state and local government agencies
. We and other private mortgage insurers compete for mortgage insurance business directly with U.S. federal agencies, principally the Federal Housing Administration (“FHA”) and the U.S. Department of Veterans Affairs (“VA”), and to a lesser extent, state and local housing finance agencies.
Private mortgage insurers.
The U.S. private mortgage insurance industry is highly competitive. We compete on pricing, underwriting guidelines, customer relationships, service levels, policy terms, loss mitigation practices, perceived financial strength (including comparative credit ratings), reputation, strength of management, product features, and effective use and ease of technology. There are currently six active mortgage insurers, including us.
GSEs, portfolio lenders, reinsurers and other capital markets participants.
We have also experienced competition in recent years from various participants in the mortgage finance industry including the GSEs, portfolio lenders, reinsurers and other participants in the capital markets. We compete with these participants primarily based on pricing, policy terms and perceived financial strength. The GSEs enter into risk sharing transactions with financial institutions designed to reduce the risk of their mortgage portfolios. Competition also comes from portfolio lenders that are willing to hold credit risk on their balance sheets without credit enhancement. In addition, investors can make use of risk-sharing structures designed to mitigate the impact of mortgage defaults in place of private mortgage insurance. Finally, although their presence is a fraction of what it was in the past, there are products designed to eliminate the need for private mortgage insurance, such as “simultaneous seconds,” which combine a first lien loan with a second lien loan in order to meet the 80%
loan-to-value
threshold required for sale to the GSEs without certain credit protections.
Australia Mortgage Insurance
We entered the Australian mortgage insurance market in 1997. In 2020 and 2019, we were the leading provider of mortgage insurance in Australia based upon gross written premiums.
In May 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), a holding company for our Australian mortgage insurance business, completed an IPO of its common shares and we currently beneficially own approximately 52.0% of the ordinary shares of Genworth Australia through our subsidiaries. See note 22 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.
Selected financial information and operating performance measures regarding our Australia Mortgage Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Australia Mortgage Insurance segment.”
Products
In Australia, we offer individually underwritten residential mortgage loans (“flow mortgage insurance”), also referred to as lender mortgage insurance (“LMI”), and we selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”). In addition, we execute structured insurance transactions where we provide excess of loss cover for bulk portfolios. LMI provides insurance coverage for 100% of the unpaid loan balance, including interest, selling costs and expenses. Residential mortgage loans in Australia are predominantly variable rate loans with 25 to
30-year
terms. Lenders remit the single premium to us following settlement of the loan and, generally, either collect the equivalent amount from the borrower at the time the loan proceeds are advanced or capitalize the amount in the loan. In 2020, we commenced a flow monthly premium option with a consistent monthly premium amount for the duration of the policy term, which is expected to cease upon the loan balance reaching a specified loan-to-value
ratio based on the original security valuation amount or the borrower refinancing or discharging the loan. As of December 31, 2020, we had one customer contract in place with a monthly premium.
Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value
ratios above 80%. The Australian Prudential Regulation Authority (“APRA”) makes and enforces the regulatory prudential rules which govern authorized deposit-taking institutions (“ADIs”). APRA uses an application of international capital standards issued by the Basel Committee on Banking Supervision (“Basel Committee”), which are collectively termed the Basel framework, that generally allow for reduced capital requirements for high loan-to-value
residential mortgage loans if they have been insured by a mortgage insurance company regulated by APRA. APRA’s application of the Basel framework for ADIs that use an internal ratings-based (“IRB”) approach requires that the IRB models be approved by APRA. The IRB models may or may not allocate capital credit for LMI. We do not believe that the IRB ADIs currently benefit from an explicit reduction in their capital requirements for mortgage loans covered by mortgage insurance. APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk. APRA’s insurance authorization conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.
We also provide bulk mortgage insurance in Australia to lenders that intend to securitize Australian residential loans they have originated. Bulk mortgage insurance serves as an important source of credit enhancement for the Australian securitization market, and our bulk coverage is generally purchased for low loan-to-value,
seasoned loans, and accounted for approximately 5% of new insurance written in our Australian mortgage insurance business for the year ended December 31, 2020.
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
Our delegated underwriting program permits qualified mortgage lender customers to underwrite loan applications for mortgage insurance using underwriting guidelines we have previously approved. We have established a quality assurance system to review delegated underwritten loans to ensure compliance with the approved underwriting guidelines, operational procedures and master policy requirements. Our business review teams request and review samples (statistically valid and/or stratified) of performing loans. Once a quality assurance review has been completed, our business review teams summarize and evaluate their findings against the policy. In addition, we process all policies approved under a delegated model through our decisioning engine, which incorporates policy and scoring rules to provide further insight into the lenders’ underwriting quality. If we identify instances of non-compliance
with the established delegation criteria or if the lender fails to meet the quality assurance benchmarks, we work with the lender to develop appropriate corrective actions.
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
After a delinquency is reported to us, or after a claim is received, for lenders that do not have claims coverage commitment or have failed to qualify for their claims coverage commitment, we review and where appropriate conduct further investigations to determine if there has been an event of underwriting non-compliance,
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
There is concentration among a small group of banks that write most of the residential mortgage loans in Australia. We maintain strong relationships within the major bank and regional bank channels, as well as building societies, credit unions and non-bank
mortgage originators. The four largest banks in Australia provide the majority of the financing for residential mortgages in that country. Our mortgage insurance business in Australia is concentrated in a small number of key customers. For the year ended December 31, 2020, our largest customer represented 58% of gross written premiums. In October 2019, we renewed our supply and service contract with this customer, effective January 1, 2020, for a term of three years. In November 2020, the contract with our second largest customer, based on gross written premiums in 2020, was not renewed following a request-for-proposal
process. While the termination of the contract with this customer will reduce gross written premiums in 2021, it is expected to modestly impact future financial results. This customer represented 11% of our gross written premiums for the year ended December 31, 2020. No other customer represented 10% or more of gross written premiums in 2020.
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

Competition
The Australian flow mortgage insurance market is primarily served by us and one other private mortgage insurance company, as well as certain lender-affiliated captive mortgage insurance companies. In addition, some lenders self-insure certain high loan-to-value
mortgage risks. On January 17, 2019, APRA authorized a third private mortgage insurance company to conduct business in Australia, but the additional competitor did not have a significant impact on our market share during the year ended December 31, 2020. We also operate in a similar space as a government-owned enterprise. For related risks, see “Item 1A—Risk Factors—We compete with government-owned and government-sponsored enterprises in our mortgage insurance businesses, and this may put us at a competitive disadvantage on pricing and other terms and conditions.”
We compete primarily based upon our reputation for high quality customer service, meeting customer service-level agreements for decision making on insurance applications, strong underwriting expertise and flexibility in terms of product development and provision of support services.
U.S. Life Insurance
Our U.S. Life Insurance segment includes long-term care insurance, life insurance and fixed annuity products. Given the delay in the China Oceanwide transaction, we are currently assessing long-term care insurance offerings going forward. In 2016, we suspended sales of our traditional life insurance and fixed annuity products; however, we continue to service our existing retained and reinsured blocks of business.
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
In-force
rate actions
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force
rate action filings, we received 144 filing approvals from 37 states in 2020, representing a weighted-average increase of 34% on approximately $1,008 million in annualized in-force
premiums, or approximately $344 million of incremental annual premiums. We also submitted 245 new filings in 50 states in 2020 on approximately $1,485 million in annualized in-force
premiums.
The approval process for
in-force
rate actions and the amount and timing of the premium rate increases and associated benefit reductions approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take a significant amount of time, and the approved amount may be phased in over time. After approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time. For certain risks related to our long-term care insurance business and in-force
rate increases, see “Item 1A—Risk Factors—Our financial condition, results of operations, long-term care insurance products and/or our reputation in the market may be adversely affected if we are unable to implement premium rate increases and associated benefit reductions on our in-force
long-term care insurance policies by enough or quickly enough.”

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
Corporate and Other Activities
Our Corporate and Other activities include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations. We have a presence in the private mortgage insurance market in Mexico and are also a minority shareholder of a joint venture partnership in India that offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. The financial impact of this joint venture was minimal during 2020, 2019 and 2018.
On December 12, 2019, we sold Genworth Canada to Brookfield Business Partners L.P. (“Brookfield”) for approximately $1.7 billion in net cash proceeds. This business was reported as discontinued operations and its financial position, results of operations and cash flows were separately reported for the applicable periods prior to sale. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.
Selected financial information regarding our Corporate and Other activities is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other Activities.”
International Operations
Our total revenues attributable to international operations for the years ended December 31, 2020, 2019 and 2018 were approximately $382 million, $395 million and $432 million, respectively. More information regarding our international operations and revenue in our largest countries is presented in note 18 to the consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”
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
Liquidity management
We monitor the cash and highly marketable investment positions in each of our operating companies against operating targets that are designed to ensure that we will have the cash necessary to meet our obligations as they come due. This includes a focus on each legal entity and stress testing related to liquidity, obligations, assets and collateral requirements. The targets are set based on stress scenarios that have the effect of increasing our expected cash outflows and decreasing our expected cash inflows. In addition, we monitor the ability of our operating companies to provide the dividends needed to meet the cash needs of our holding companies and analyze the impact of reduced dividend levels and other potential factors under stress scenarios that may impact the liquidity priorities of our holding companies, in particular Genworth Holdings (the issuer of our outstanding debt). For example, given the performance of our U.S. life insurance businesses, dividends will not be paid by these businesses for the foreseeable future. In addition, our mortgage insurance businesses suspended dividends for the majority of 2020 due primarily to the adverse economic effects caused by COVID-19. We will continue to closely monitor our liquidity given the reduced dividend levels from our mortgage insurance businesses in 2020 and the uncertainty of future dividends in 2021. Future dividends, the timing of their distribution and their impact on holding company liquidity will depend on the economic recovery from COVID-19, regulatory requirements and restrictions, and prepayment obligations under the secured promissory note issued in connection with the AXA settlement agreement, among other factors.
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

Operations and Technology
Service and support
In our mortgage insurance businesses, we have introduced technology enabled services to help our customers (lenders and servicers) as well as our consumers (borrowers and homeowners). Our U.S. mortgage insurance business heavily relies upon information technology and a number of critical aspects are highly automated. The business accepts insurance applications, issues approvals, processes claims and reconciles premium remittance through electronic submission. In order to facilitate these processes, our U.S. mortgage insurance business has established direct connections to many of its customers and servicers’ systems so they can select from our mortgage insurance products and communicate directly with us. We also provide our customers secure access to our web-based
portals to facilitate transactions and provide customers with access to their account information. Technology advancements have allowed us to reduce application approval turn-times and error rates and to enhance our customers’ ease of doing business with us. Through our secure internet-enabled information systems and data warehouses, servicers can transact business with us in a timely manner. In the United States, proprietary decision models have helped generate loss mitigation strategies for distressed borrowers. Our models use information from various third-party sources, such as consumer credit agencies, to indicate borrower willingness and capacity to fulfill debt obligations. Identification of specific borrower groups that are likely to work their loans out allows us to create custom outreach strategies to achieve a favorable loss mitigation outcome.
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
We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess of loss or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers, net of allowance for credit losses, were $16.8 billion and $17.1 billion as of December 31, 2020 and 2019, respectively.
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
The following table sets forth our exposure to our principal reinsurers in our U.S. life insurance subsidiaries as of December 31, 2020:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$13,415
RGA Reinsurance Company	1,730
General Reinsurance Corporation	519
Riversource Life Insurance Company	416
Munich American Reassurance Company	277

(1)
We have several significant reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, General Electric Company (“GE”), which results in a significant concentration of reinsurance risk. UFLIC’s obligations to us are secured by trust accounts. See note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional details.

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
On October 22, 2020, our U.S. mortgage insurance business obtained $350 million of fully collateralized excess of loss reinsurance coverage from Triangle Re
2020-1
Ltd. (“Triangle Re 2020”) on a portfolio of existing mortgage insurance policies written from January 2020 through August 2020. On November 25, 2019, our U.S. mortgage insurance business executed a similar credit risk transfer transaction and obtained $303 million of fully collateralized excess of loss reinsurance coverage from Triangle Re
2019-1
Ltd. (“Triangle Re 2019”) on a portfolio of existing mortgage insurance policies written from January 2019 through September 2019. The reinsurance coverages were financed by issuing mortgage insurance-linked notes to unaffiliated investors. The notes under both transactions are non-recourse
to us and our affiliates.
Reinsurance transactions, including the transactions with Triangle Re 2020 and Triangle Re 2019 discussed above, provided an aggregate of approximately $936 million of PMIERs capital credit as of December 31, 2020.
Australia Mortgage Insurance
In our mortgage insurance business in Australia, all of the reinsurance treaties that cover its flow insurance business are on an excess of loss basis that are designed to attach under stress loss events. In addition, in 2018, our mortgage insurance business in Australia also obtained reinsurance on a quota-share basis for a structured insurance transaction where it is in a secondary loss position. As of December 31, 2020, our Australian mortgage insurance business had five excess of loss treaties, all with a one-year
base term with options to extend for five to nine years, with an aggregate coverage limit of AUD$800 million. This coverage is provided by approximately 20 reinsurance partners, each currently rated
“A-”
or better by S&P and/or A.M. Best. All of the treaties qualify for full capital credit offset within APRA’s regulatory capital requirements. On January 1, 2021, our mortgage insurance business in Australia renewed its five excess of loss reinsurance treaties with the same base term, extension options and aggregate coverage limit.
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
As of February 17, 2021, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P and Moody’s as follows:

Company	S&P rating	Moody’s rating
Genworth Mortgage Insurance Corporation	BB+ (Marginal)	Baa3 (Adequate)
Genworth Financial Mortgage Insurance Pty Limited (Australia) (1)	A(Strong)	N/A

(1)	Also rated “A” by Fitch Ratings, Inc. (“Fitch”).

As of February 17, 2021, our principal life insurance subsidiaries were rated in terms of financial strength by A.M. Best as follows:

Company	A.M. Best rating
Genworth Life Insurance Company	C++ (Marginal)
Genworth Life and Annuity Insurance Company	B(Fair)
Genworth Life Insurance Company of New York	C++ (Marginal)
The financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.
S&P states that an insurer rated “A” (Strong) has strong financial security characteristics that outweigh any vulnerabilities and is highly likely to have the ability to meet financial commitments. Insurers rated “A” (Strong) or “BB” (Marginal) have strong or marginal financial security characteristics, respectively. The “A” and “BB” ranges are the third- and fifth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A” and “BB+” ratings are the sixth- and eleventh-highest of S&P’s 21 ratings categories.
Moody’s states that insurance companies rated “Baa” (Adequate) offer adequate financial security. The “Baa” (Adequate) rating is the fourth-highest of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the groups, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “Baa3” rating is the tenth-highest of Moody’s 21 ratings categories.
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
We also solicit a rating from Fitch for our Australian mortgage insurance subsidiary. Fitch states that “A” (Strong) rated insurance companies are viewed as possessing strong capacity to meet policyholder and contract obligations. The “A” rating category is the third-highest of nine financial strength rating categories, which range from “AAA” to “C.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “B” category. Accordingly, the “A” rating is the sixth-highest of Fitch’s 21 ratings categories.
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
Credit ratings are assigned based on the risk that an entity may not meet its contractual financial obligations as they come due. Rating organizations review the financial performance and credit condition of issuers to provide opinions regarding financial strength, operating performance and the ability to meet debt holder obligations.
As of February 17, 2021, our senior unsecured debt was assigned a credit rating of
“B-”
(Speculative) by S&P and “Caa1” (Speculative) by Moody’s.
S&P states that an issuer rated “B” (Speculative) is more vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial commitments. The “B-” rating is the sixth highest of ten credit rating ranges assigned by S&P, which range from “AAA” to “D.”
Moody’s states that an issuer rated “Caa” (Speculative) from its Global Rating Scale is considered speculative and is subject to very high credit risk. The “Caa1” rating is the seventh highest out of nine credit ratings assigned by Moody’s, which range from “Aaa” to “C.”
Ratings actions
On September 4, 2020, A.M. Best affirmed the financial strength ratings of our principal life insurance subsidiaries, Genworth Life Insurance Company (“GLIC”) “C++” (Marginal), Genworth Life and Annuity Insurance Company (“GLAIC”) “B” (Fair) and Genworth Life Insurance Company of New York (“GLICNY”) “C++” (Marginal). A.M. Best also affirmed the credit rating of Genworth Financial and Genworth Holdings and provided a stable outlook.
On May 19, 2020, Moody’s downgraded the credit rating of Genworth Holdings’ senior unsecured debt from “B2” (Speculative) to “B3” (Speculative) and revised their outlook to developing. The downgrade reflects liquidity concerns at Genworth Holdings and our ability to service debt maturities due in 2021 given our current cash and liquid asset position, along with a reduced dividend capacity. On January 13, 2021, Moody’s took additional action and downgraded the credit rating of Genworth Holdings’ senior unsecured debt from “B3” (Speculative) to “Caa1” (Speculative). The additional downgrade reflects the stalled deal with China Oceanwide and the need to raise additional liquidity to address debt maturities due in 2021 and beyond.
On May 15, 2020, Moody’s affirmed the “Baa3” (Adequate) financial strength rating of Genworth Mortgage Insurance Corporation (“GMICO”), our principal U.S. mortgage insurance subsidiary, but changed their outlook from positive to stable. On May 15, 2020, S&P affirmed the “BB+” (Marginal) financial strength rating of GMICO but modified its outlook from Creditwatch developing to Creditwatch negative.
On May 12, 2020, Fitch downgraded the financial strength rating of Genworth Financial Mortgage Insurance Pty Limited (“GFMIPL”), our principal Australian mortgage insurance subsidiary, to “A” (Strong) from “A+” (Strong) and maintained a negative outlook. The downgrade reflects the pandemic-driven economic impact on GFMIPL’s financial performance and earnings. In addition, S&P affirmed its “A” (Strong) rating of GFMIPL but revised their outlook to negative from stable on May 15, 2020.
On April 18, 2020, we notified S&P and Moody’s of our decision to discontinue the solicitation of their financial strength ratings of our principal life insurance subsidiaries. On April 24, 2020, Moody’s downgraded all of our principal life insurance subsidiaries, which reflected Moody’s view that our life insurance subsidiaries are likely to suffer near term declines in profitability and capital generation due to
COVID-19
and the related economic shock. While we do not provide
non-public
information to rating agencies issuing unsolicited ratings, we cannot ensure that rating agencies will not downgrade and/or discontinue their ratings of our company or our insurance subsidiaries on an unsolicited basis going forward. Likewise, these and other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis. S&P, Moody’s, A.M. Best, Fitch and HR Ratings review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future.
For information on adverse credit rating actions related to our Company, see “Item 1A—Risk Factors—Adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us.”
Investments
Organization
Our investments department includes asset management, portfolio management, derivatives, risk management, operations, accounting and other functions. Under the direction of our Chief Investment Officer, it is responsible for managing the assets in our various portfolios, including establishing investment and derivatives policies and strategies, reviewing asset-liability management, performing asset allocation for our domestic subsidiaries and coordinating investment activities with our international subsidiaries.
We use both internal and external asset managers to take advantage of expertise in particular asset classes or to leverage country-specific investing capabilities. We internally manage certain asset classes for our domestic insurance operations, including public government, municipal and corporate securities, structured securities, commercial mortgage loans, privately placed debt securities, equity securities and derivatives. We utilize external asset managers primarily for our Australia mortgage insurance investment portfolio, as well as for select asset classes. Management of our Australia mortgage insurance investment operations is overseen by the investment committees reporting to the board of directors of the applicable
non-U.S.
legal entities in consultation with our Chief Investment Officer. The majority of the assets in our Australian mortgage insurance business are managed by unaffiliated investment managers located in Australia. As of December 31, 2020 and 2019, approximately 3% of our invested assets were held by our international businesses and were invested primarily in
non-U.S.-denominated
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
including
tax-exempt
bonds, consisting principally of publicly traded and privately placed debt securities, represented 82% and 81%, respectively, of total cash, cash equivalents, restricted cash and invested assets as of December 31, 2020 and 2019.
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

	December 31,
(Amounts in millions)	2020			2019
NRSRO designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA	$7,458	$9,488	21%	$8,771	$10,160	24%
AA	3,382	3,983	9	3,139	3,536	8
A	9,584	12,080	26	10,386	12,315	29
BBB	15,461	18,551	40	13,398	15,041	36
BB	1,468	1,641	4	959	1,040	3
B	76	74	—	41	44	—
CCC and lower	5	6	—	12	26	—

Total public fixed maturity securities	$37,434	$45,823	100%	$36,706	$42,162	100%

Private fixed maturity securities
AAA	$1,594	$1,666	8%	$1,471	$1,536	8%
AA	2,221	2,422	12	2,093	2,235	12
A	5,080	5,626	28	4,799	5,182	29
BBB	8,131	8,979	46	7,755	8,305	46
BB	977	1,043	5	800	844	5
B	223	219	1	76	73	—
CCC and lower	16	12	—	—	2	—

Total private fixed maturity securities	$18,242	$19,967	100%	$16,994	$18,177	100%

Total fixed maturity securities
AAA	$9,052	$11,154	17%	$10,242	$11,696	19%
AA	5,603	6,405	10	5,232	5,771	10
A	14,664	17,706	27	15,185	17,497	29
BBB	23,592	27,530	42	21,153	23,346	39
BB	2,445	2,684	4	1,759	1,884	3
B	299	293	—	117	117	—
CCC and lower	21	18	—	12	28	—

Total fixed maturity securities	$55,676	$65,790	100%	$53,700	$60,339	100%

Based upon fair value, public fixed maturity securities represented 70% of total fixed maturity securities as of December 31, 2020 and 2019. Private fixed maturity securities represented 30% of total fixed maturity securities as of December 31, 2020 and 2019.
We diversify our corporate securities by industry and issuer. As of December 31, 2020, our combined holdings in the 10 corporate issuers to which we had the greatest exposure was $2.5 billion, which was approximately 3% of our total cash, cash equivalents, restricted cash and invested assets. The exposure to the largest single corporate issuer held as of December 31, 2020 was $369 million, which was less than 1% of our total cash, cash equivalents, restricted cash and invested assets. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on diversification by sector.

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
Further analysis related to our investments portfolio as of December 31, 2020 and 2019 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments.”
Commercial mortgage loans, equity securities and other invested assets
Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. Commercial mortgage loans are stated at principal amounts outstanding, net of unamortized premium or discount, deferred expenses and allowance for credit losses. We diversify our commercial mortgage loans by both property type and geographic region. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on distribution across property type and geographic region for commercial mortgage loans, as well as information on our interest in equity securities.
See note 5 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on our derivative instruments. Selected financial information regarding our other invested assets as of December 31, 2020 and 2019 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments.”
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
U.S. Insurance Regulation
Our U.S. insurers are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies, but Insurance Laws generally govern the financial condition of insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, Insurance Laws usually require the licensing of insurers and agents, and the approval of policy forms, related materials and the rates for certain lines of insurance. For example, in most states where our U.S. mortgage insurance subsidiaries are licensed, we are required to file premium rates before we are authorized to charge premiums. In some states, these premium rates must be approved before their use. Likewise, changes in premium rates must be filed and receive approval. In general, states may require actuarial justification on the basis of the insurer’s loss experience, expenses and future projections. In addition, states may consider general default experience in the U.S. mortgage insurance industry in assessing the premium rates charged by U.S. mortgage insurers.
The Insurance Laws applicable to us or our U.S. insurers are described below. Our U.S. mortgage insurers are also subject to additional Insurance Laws applicable specifically to mortgage insurers discussed below under “—Mortgage Insurance Regulation.”
COVID-19
Pandemic
In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed. The CARES Act includes numerous measures to assist businesses and individuals impacted by
COVID-19.
In addition, the CARES Act along with programs announced by the Federal Housing Finance Agency (“FHFA”) and the GSEs all include provisions that allow deferred or reduced payments, commonly referred to as “forbearance” for borrowers facing hardship due to
COVID-19.
State insurance regulators have issued bulletins, directives and guidance in connection with
COVID-19,
only some of which have since expired. These encourage, request or direct health, life, and property and casualty insurance companies to provide extended grace periods for premium payments, forbear on the cancellation or non-renewal
of policies due to
non-payment
of premium, waive cost-sharing for
COVID-19
testing and provide other policyholder accommodations. For example, on March 27, 2020, the Virginia Bureau of Insurance, our lead state insurance regulator, issued a bulletin to all insurers licensed to write life and accident and health insurance in Virginia, among others. The bulletin encouraged these insurers to consider relaxing due dates for premium payments, extending grace periods, waiving late fees and allowing payment plans for premium payments to avoid a lapse in coverage. It also noted that such insurers should consider cancellation or non-renewal
of policies only after exhausting efforts to work with policyholders in an attempt to continue coverage.
Insurance holding company regulation
Our primary U.S. insurance companies are domiciled in the following states: Delaware, New York, North Carolina and Virginia and (except for our captive insurers) they are required to register as members of an insurance holding company system under their domiciliary state’s insurance holding company act. They are also required to submit annual reports to the state insurance regulatory authority identifying the members of the insurance holding company system and describing certain transactions between the insurer and any member of its insurance group that may materially affect the operations, management or financial condition of the insurers within the system. All transactions between an insurer and an affiliate must be fair and reasonable, and certain transactions are subject to prior approval by the domiciliary state insurance regulator. In addition, most states have adopted insurance regulations setting forth detailed requirements for cost sharing and management agreements between an insurer and its affiliates.
Our U.S. insurers’ ability to pay dividends or other distributions is regulated by their domiciliary state insurance regulators. In general, our U.S. insurers may pay dividends only from earned surplus under Insurance Laws and may not pay an “extraordinary” dividend or distribution without prior regulatory approval. Our U.S. life insurers’ domiciliary states generally define an “extraordinary” dividend or distribution as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:

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
Most states have adopted the NAIC Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”) which requires an insurer to regularly undertake a confidential internal assessment of material and relevant risks (the “ORSA”) and upon the insurance regulator’s request, submit a confidential high-level summary assessment of the material and relevant risks associated with an insurer or insurance group’s current business plan and the sufficiency of capital and liquidity resources to support those risks (the “ORSA Summary Report”). Under ORSA, we are required to:

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

NAIC model laws and regulations regarding insurance group governance, risk assessment and regulatory supervision became state accreditation standards in January 2020. The NAIC Corporate Governance Annual Disclosure Model Act and Corporate Governance Annual Disclosure Model Regulation (the “Corporate Governance Model Act and Regulation”) require insurers to provide detailed information regarding their corporate governance practices to their lead state and/or domestic regulator. As of December 31, 2020, the Corporate Governance Model Act had been adopted in all states. Amendments to the NAIC Holding Company System Model Act authorize U.S. state insurance regulators to lead or participate in the group-wide supervision of certain international insurance groups. These amendments became an NAIC accreditation requirement on January 1, 2020, and as of December 31, 2020, they had been adopted by nearly all states, including all of our primary domiciliary states.
The NAIC created a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions. Among other things, the framework calls for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective in all states as of January 1, 2015, and in December 2016, the NAIC adopted a revised version of AG 48 (“Updated AG 48”), with revisions applicable to new policies issued and new reinsurance transactions entered into on or after January 1, 2017. AG 48 and Updated AG 48 do not affect reinsurance arrangements that were pre-existing
as of January 1, 2015, and the changes set forth in Updated AG 48 do not affect reinsurance arrangements that were pre-existing
as of January 1, 2017. The NAIC also adopted the Term and Universal Life Insurance Reserve Financing Model Regulation, which contains the same substantive requirements as Updated AG 48. This model regulation has only been adopted by four states, including Virginia where the rules became effective for GLAIC on January 1, 2018, although it will become an NAIC accreditation standard on September 1, 2022. It is therefore expected to be adopted in full or in part by the remaining states prior to this date.
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
Market conduct regulation
The Insurance Laws of U.S. jurisdictions govern the marketplace activities of insurers, affecting the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, and complaint and claims handling, and these provisions are generally enforced through periodic market conduct examinations. As an example, in January 2019, the New York State Department of

Financial Services (“NYDFS”) issued a circular letter that relates to use by life insurers of data or information sources that are not directly related to the medical condition of the applicant (with certain exclusions), for certain types of underwriting or rating purposes, including as a proxy for traditional medical underwriting. The circular letter generally prohibits life insurers from using such data or information, including algorithms or predictive models, in this fashion unless: (i) the insurer can establish that the data source does not use and is not based in any way on prohibited criteria, such as race, color, creed, etc.; and (ii) this use is not unfairly discriminatory and otherwise complies with the requirements of the New York insurance laws. In addition, the circular letter requires insurers using such data or information, including predictive models, to make certain additional disclosures to consumers.
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
Aggregate assessments levied against our U.S. insurers were not significant to our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018.
Policy and contract reserve sufficiency analysis
The Insurance Laws of our U.S. life insurers’ domiciliary jurisdictions require each such insurer to conduct annual analyses of the sufficiency of their life and health insurance and annuity reserves. Other jurisdictions where insurers are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion stating that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the insurer’s associated contractual obligations and related expenses. If such an opinion cannot be provided, the insurer must establish additional reserves by transferring funds from surplus. Our U.S. life insurers submit these opinions annually to their insurance regulatory authorities. We annually conduct a statutory cash flow testing process to support our opinions. Different reserve requirements exist for our U.S. mortgage insurance subsidiaries. See “—Mortgage Insurance Regulation—State regulation—Reserves.”
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
Risk-based capital
The NAIC has established RBC standards for U.S. life insurers, as well as a Risk-Based Capital for Insurers Model Act (“RBC Model Act”). All 50 states and the District of Columbia have adopted the RBC Model Act or a substantially similar law or regulation. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk, insurance risk, interest rate and business risk. The capital requirement for each is generally determined by applying factors which vary based upon the degree of risk to various asset, premium and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.
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
As of December 31, 2020, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 229% and 213% as of December 31, 2020 and 2019, respectively.
Group capital
The NAIC and international insurance regulators, including the International Association of Insurance Supervisors (“IAIS”), have developed group capital standards. The NAIC developed a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within the insurance holding company system, including
non-U.S.
entities. The GCC provides regulators with an additional tool for conducting group-wide supervision and enhances transparency into how capital is allocated. In December 2020, the NAIC adopted the GCC Template and Instructions as well as amendments to the Holding Company System Model Act and Regulation. These amendments, which implement the annual filing requirement for the GCC, now have to be adopted by state legislatures in order to become effective. The NAIC expects to adopt the final GCC Template and Instructions in 2021.
The IAIS spent several years developing a risk-based global insurance capital standard (“ICS”) based upon 10 key principles, which will apply to internationally active insurance groups. The IAIS adopted a revised version of the ICS in 2019 and it began a five-year monitoring period in 2020 prior to final implementation. It is unclear how the development of group capital measures by the NAIC and IAIS will interact with existing capital requirements for insurance companies in the United States and with international capital standards. It is possible that we may be required to hold additional capital as a result of these developments.
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
The NAIC continues to review the investment risk factors for fixed-income assets that are applied in the NAIC’s RBC formula for life insurers. The NAIC’s Investment Risk-Based Capital Working Group previously exposed new factors for comment, which factors would apply to 20 different ratings categories versus the current six ratings categories, thereby providing additional granularity to the risk charges applied across insurer investment portfolios. Generally, the proposed factors are higher than the current factors for more highly rated fixed-income assets and are lower than current factors for lower rated fixed-income assets. Currently, the NAIC does not anticipate that the proposed factors will be implemented before year-end
2021, although the NAIC has updated its systems as of December 31, 2020 to accept the 20 new ratings categories. If the proposed factors are adopted, we believe our required capital will increase for our U.S. life insurers. In addition, the proposed factors may encourage insurers to invest more of their portfolios in lower rated fixed-income assets to benefit from the lower risk charges.
Reinsurance collateral regulation
On September 22, 2017, U.S. federal authorities signed a covered agreement with the European Union (“EU”) on matters including reinsurance collateral. This agreement requires U.S. states to adopt, within five years from the execution of the covered agreement, laws removing reinsurance collateral requirements for reinsurance ceded to a qualifying
non-U.S.
reinsurer domiciled in an EU jurisdiction. Additionally, in December 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a covered agreement with the United Kingdom (“U.K.”). The U.K. covered agreement extended the covered agreement between the U.S. and EU to the U.K. after the withdrawal of the U.K. from the EU (“Brexit”) on January 31, 2020, and it largely reflects the provisions of the covered agreement between the U.S. and the EU and incorporates the same timeframes contained within it.
Under the terms of both covered agreements, as of September 1, 2022, state credit for reinsurance laws that result in
non-U.S.
reinsurers subject to the covered agreements being treated less favorably than U.S. reinsurers may be preempted by the applicable covered agreement. Accordingly, in 2019, the NAIC adopted revisions incorporating the provisions of the covered agreement into its Credit for Reinsurance Model Law and Model Regulation, which will become an NAIC accreditation standard as of September 1, 2022, with enforcement beginning on January 1, 2023. Until the covered agreements become effective and individual states adopt the 2019 revisions, each state’s existing framework governing reinsurance collateral requirements will continue to apply. We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be entered by the U.S., and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.
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
In the case of our U.S. mortgage insurance business, the Dodd-Frank Act prohibited a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. In addition, the Dodd-Frank Act created the CFPB, which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. Certain rules and regulations established by the CFPB require mortgage lenders to demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan, establish when a mortgage may be classified as a Qualified Mortgage (“QM”) and determine when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay
requirements. The regulations also include a temporary category (the “QM Patch”) for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet these requirements are deemed to be QMs until the earlier of the time in which the GSEs exit the FHFA conservatorship or the mandatory compliance date of the final amendments to the CFPB’s rule defining what constitutes a QM (“QM Rule”). The QM Patch permits loans that exceed a debt to income ratio of 43% to be eligible for QM status. Many of the loans that qualify under the QM Patch require credit enhancement, of which private mortgage insurance is the predominate form of coverage. On June 22, 2020, the CFPB issued a Notice of Proposed Rulemaking seeking comments on a proposed amendment to the QM Rule, which, among other things, would remove the QM loan definition’s 43% debt-to-income ratio and replace it with a limit based on the loan’s pricing. On August 18, 2020, the CFPB issued an additional Notice of Proposed Rulemaking adding a “seasoning” approach to the QM “safe harbor.” The proposed rule exempts lenders from liability when they make a reasonable, good faith determination of a consumer’s ability to repay any non-QM loan that has experienced minimal delinquencies within the first three years after origination. Both rules have been published in final form in the Federal Register. The QM Rule has an optional effective date of March 1, 2021 and a mandatory effective date of July 1, 2021. The “seasoning” rule goes into effect on March 1, 2021. We do not expect the final rules to significantly impact our U.S. mortgage insurance business.
The Dodd-Frank Act also established a Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank
financial companies, which may include insurance companies, deemed systemically significant to stricter prudential standards and other requirements and to subject such companies to a special orderly liquidation process outside the federal Bankruptcy Code, administered by the Federal Deposit Insurance Corporation. There are currently no such companies designated as systemically significant by the FSOC. We have not been, nor do we believe we will be, designated as systemically significant by FSOC. FSOC’s potential recommendation of measures to address systemic financial risk could affect our insurance operations. A future determination that we or our counterparties are systemically significant could impose significant burdens on us, impact the way we conduct our business, increase compliance costs, duplicate state regulation and result in a competitive disadvantage.
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
In December 2018, the SEC adopted a final rule related to certain provisions of the Dodd-Frank Act. The rule requires companies to describe practices and policies pertaining to transactions that hedge, or are designed to hedge, the market value of equity securities granted as compensation to any employee, including officers or directors. The new rule and related disclosures are required in a proxy statement or information statement related to an election of directors and such disclosures should include the categories of persons covered. Likewise, if a company does not have any such practices or policies, disclosure of that fact must be included in such filings. This final rule was generally effective in proxy statements or information statements during fiscal years beginning on or after July 1, 2019.
On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Reform Act”) was signed into law. In addition to other provisions, the Reform Act directs the Director of FIO and the Board of Governors of the Federal Reserve to support increased transparency at global insurance or international standard-setting regulatory or supervisory forums, and to achieve consensus positions with the states through the NAIC prior to taking a position on any insurance proposal by a global insurance regulatory or supervisory forum. We cannot predict the effect of all the regulations or legislation adopted under the Dodd-Frank Act or the Reform Act on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act and the regulations thereunder, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.
Changes in tax laws
During 2018, we finalized the accounting of the provisions in the Tax Cuts and Jobs Act (“TCJA”) and related guidance, namely through Staff Accounting Bulletin (“SAB”) 118. This guidance was issued by the SEC to provide relief to companies due to the complexities involved in accounting for the TCJA. In addition, since the passage of the TCJA, several clarifying and tax guidance related items have been issued by the Internal Revenue Service (“IRS”) and the U.S. Department of the Treasury. Although we have finalized the accounting for the TCJA and SAB 118, we continue to evaluate new tax related items and the impact it will have on our results of operations and financial condition. The effects of tax guidance issued in 2020 did not have a significant impact on our results of operations or financial condition. We will continue to monitor new pending and proposed tax legislation, particularly in light of the outcome of the U.S. presidential and senatorial elections, the change in administration and unified control of the U.S. federal government.
Mortgage Insurance Regulation
State regulation
General
Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers, requiring maintenance of a risk-to-capital
ratio not to exceed 25:1. GMICO, our primary U.S. mortgage insurance subsidiary, had a risk-to-capital
ratio of 12.3:1 and 12.5:1 as of December 31, 2020 and 2019, respectively.
The North Carolina Department of Insurance’s (“NCDOI”) current regulatory framework by which GMICO’s risk-to-capital
ratio is calculated differs from the capital requirements of the GSEs as discussed under “—Other U.S. regulation.”
The NAIC established a Mortgage Guaranty Insurance Working Group (the “MGIWG”) to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the NAIC’s Mortgage Guaranty Insurance Model Act (the “MGI Model”), revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance and the development of a mortgage guaranty supplemental filing. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force
business; (vi) prohibitions on captive reinsurance arrangements; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” The MGIWG is working on the development of the mortgage guaranty insurance capital model, which is needed to determine the RBC and loan-level capital standards for the amended MGI Model. At this time, we cannot predict the outcome of this process, whether any state will adopt the amended MGI Model or any of its specific provisions, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.
Reserves
Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for claims and other expenses in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI, our primary domiciliary regulator, is required for contingency reserve releases when loss ratios exceed 35%. The establishment of the statutory contingency reserve is funded by premiums that would otherwise generate net earnings that would be reflected in policyholder surplus. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us. The statutory contingency reserve for our U.S. mortgage insurers was approximately $2.5 billion as of December 31, 2020.
Federal regulation
In addition to federal laws directly applicable to mortgage insurers, the laws and regulations applicable to mortgage originators and lenders, purchasers of mortgage loans such as the GSEs, and governmental insurers such as the FHA and VA indirectly affect mortgage insurers. Changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance, or the way in which such laws and regulations are interpreted or applied, may have a material effect on private mortgage insurers. For example, in December 2020, the FHFA published a final rule that imposes a new capital framework on the GSEs, including risk-based and leverage capital requirements and buffers in excess of regulatory minimums that can be drawn down in periods of financial stress. This rule is part of the process to potentially end the conservatorships of the GSEs. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements. Legislation or regulation that changes the role of the GSEs or ends conservatorships of the GSEs could have a material adverse effect on our business. Likewise, any legislation or regulation that increases the number of people eligible for FHA or VA mortgages could have a materially adverse effect on our ability to compete with the FHA or VA.
The Homeowners Protection Act of 1998 (the “Homeowners Protection Act”) provides for the automatic termination, or cancellation upon a borrower’s request, of the borrower’s obligation to pay for private mortgage insurance upon satisfaction of certain conditions, although mortgage servicers may continue to keep the coverage in place at their expense. The Homeowners Protection Act applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed after July 29, 1999. FHA loans are not covered by the Homeowners Protection Act. The Homeowners Protection Act requires lenders to automatically terminate a borrower’s obligation to pay for mortgage insurance coverage once the loan-to-value
ratio reaches 78% of the original value. A borrower generally may also request cancellation of mortgage insurance from the lender once the actual payments reduce the loan balance to 80% of the home’s original value. For borrower-initiated cancellation of mortgage insurance, the borrower must have a “good payment history” as defined by the Homeowners Protection Act.
The Real Estate Settlement and Procedures Act of 1974 (“RESPA”) applies to most residential mortgages insured by private mortgage insurers. Mortgage insurance is considered to be a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA precludes us from providing services to mortgage lenders or other settlement service providers free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee
services as well. Mortgage insurers and their customers are subject to the possible sanctions of this law, which may be enforced by the CFPB, state insurance departments, state attorneys general and other enforcement authorities.
The Equal Credit Opportunity Act (“ECOA”), the Fair Housing Act and the Fair Credit Reporting Act (“FCRA”) also affect the business of mortgage insurance in various ways. ECOA, for example, prohibits discrimination against certain protected classes in credit transactions. The Fair Housing Act generally prohibits discrimination in the terms, conditions or privileges in residential real estate-related transactions on the basis of race, color, religion, sex, familial status or national origin. Numerous courts have held that the Fair Housing Act prohibits discriminatory insurance practices. The FCRA governs the access and use of consumer credit information in credit transactions and requires notices to consumers in certain circumstances. The FCRA also imposes restrictions on the permissible use of credit report information and requires mortgage insurance companies to provide adverse action notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for due to information contained in a consumer’s credit report.
Other U.S. Regulation and Agency Qualification Requirements
The GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. Effective December 31, 2015, each GSE adopted the original PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. On September 27, 2018, the GSEs issued revisions to the PMIERs, which became effective for our U.S. mortgage insurance business on March 31, 2019. The PMIERs aim to ensure that approved insurers possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of our U.S. mortgage insurance business and its operations as a private mortgage insurer of GSE loans, including internal risk management and quality controls, our relationship with the GSEs and our financial condition. The PMIERs contain extensive requirements related to the conduct and operations of our U.S. mortgage insurance business, including requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The financial requirements of PMIERs mandate that a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk in-force
and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). In addition, the PMIERs prohibit private mortgage insurers from engaging in certain activities such as insuring loans originated or serviced by an affiliate (except under certain circumstances) and require private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions, such as entering into various intercompany agreements and commuting or reinsuring risk.
On June 29, 2020, the GSEs issued guidance amending PMIERs in light of
COVID-19
(the “PMIERs Amendment”). The PMIERs Amendment, which includes both temporary and permanent amendments to PMIERs, became effective on June 30, 2020. The GSEs issued a revised and restated version of the PMIERs Amendment on September 11, 2020, which included a new delinquency reporting requirement that became effective on December 31, 2020 and issued another revised and restated version on December 4, 2020 that extended certain defined periods within the PMIERs Amendment. For loans that became non-performing
due to a
COVID-19
hardship, PMIERs was temporarily amended with respect to each non-performing
loan that (i) has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to
COVID-19,
the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing
loan will be the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent or (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing
loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier will be applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing
loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs Amendment also imposes temporary capital preservation provisions through June 30, 2021, that require an approved insurer to obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer has a surplus of available assets. In addition, the PMIERs Amendment imposes permanent revisions to the risk-based required asset amount factor for non-performing
loans for properties located in future Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Areas eligible for individual assistance.
In September 2020, the GSEs imposed certain restrictions (“GSE Restrictions”) with respect to capital on our U.S. mortgage insurance business. These restrictions will remain in effect until the later of six quarters or until the following collective (“GSE Conditions”) are met: a) approval of GMICO’s plan to secure additional capital, if needed, b) GMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch for two consecutive quarters and c) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

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
In addition, the GSEs issued separate conditions and restrictions in September 2020 in connection with their re-approval of the China Oceanwide transaction, which place identical restrictions on our U.S. mortgage insurance business, if the proposed China Oceanwide transaction closes. Because this transaction has not closed, Genworth and China Oceanwide would need to re-engage with the GSEs to determine whether the transaction could proceed under the prior re-approval. We are uncertain what, if any, new requirements, conditions or restrictions might be imposed on our U.S. mortgage insurance business in connection with a re-approval from the GSEs. See “Item 1A. Risk Factors—The proposed transaction with China Oceanwide may be terminated or may not be completed within the timeframe, terms or in the manner previously anticipated, which could have a material adverse effect on us and our stock price.”
In their respective letters approving credit for reinsurance and other credit risk transfer transactions against PMIERs financial requirements, the GSEs require our U.S. mortgage insurance subsidiary to maintain a maximum statutory risk-to-capital
ratio of 18:1 or they reserve the right to reevaluate the amount of PMIERs credit indicated in their approval letters. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance and credit risk transfer transactions for treatment under PMIERs.
As of December 31, 2020 and 2019, our U.S. mortgage insurance business met the PMIERs financial and operational requirements, based in part on its entry into a series of credit risk transfer transactions. As of December 31, 2020, we estimate our U.S. mortgage insurance business had available assets of $4,588 million against $3,359 million net required assets under PMIERs compared to available assets of $3,811 million against $2,754 million net required assets as of December 31, 2019. The estimated sufficiency as of December 31, 2020 was $1,229 million or 137% above the published PMIERs requirements, compared to $1,057 million, or 138% above the PMIERs requirements as of December 31, 2019. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions.
Although we expect we will continue to retain our eligibility status with the GSEs, there can be no assurance these conditions will continue, see “Item 1A—Risk Factors— If we are unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
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
Non-standard
mortgages accounted for approximately 5% of our insurance
in-force
as of December 31, 2020 in our mortgage insurance business in Australia. APRA also imposes quarterly and annual reporting obligations on mortgage insurers with respect to risk profiles, reinsurance arrangements, financial performance and financial position. We evaluate the capital position of our mortgage insurance business in Australia in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process (“ICAAP”) as the framework to ensure that our Australia group of companies as a whole, and each regulated entity individually, are capitalized to meet regulatory requirements. As of December 31, 2020, our PCA ratio was 165%, which is above APRA’s capital holding requirements.
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
In December 2017, the Basel Committee released its revised framework. Given the broad reach and complexity of the latest Basel reforms, APRA has stated it will give due consideration to appropriate adjustments to the implementation of these reforms to reflect Australian conditions. In June 2019, APRA released draft changes to its banking capital framework as part of its implementation of the global Basel III reforms. The changes include capital relief for IRB banks where eligible LMI cover is already in place and reduced capital relief for standardized banks who previously covered high
loan-to-value
loans with LMI. In December 2020, APRA published a discussion paper proposing revisions to the ADI capital framework, such as greater risk sensitivity within risk weighting framework, requiring ADIs to hold a larger share of their required capital as buffers, requiring ADIs to disclose their capital ratios on a common basis and explicit capital relief for IRB banks internal models of up to 20% for LMI. APRA noted that as a result of the changes, reported capital ratios will increase. However, APRA does not expect the proposed changes to require ADIs to raise additional capital. The feedback period for these proposed changes ends on April 1, 2021, and the new framework is expected to be finalized by late 2021 and implemented on January 1, 2023.
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
APRA has the power to impose restrictions on the ability of our Australia mortgage insurance business to declare and pay dividends based on a number of factors, including the impact on the minimum regulatory capital ratio of that business. Given the economic uncertainty surrounding
COVID-19,
in July 2020, APRA provided guidance to insurers asking them to maintain caution in planning capital distributions, including dividends. Given this guidance and the uncertain economic outlook, our mortgage insurance business in Australia believes it is prudent to preserve capital to sustain its capital position. As a result, we have not received dividends or other returns of capital from our Australia mortgage insurance business since March 2020. The amount and timing of future dividends will depend on the economic recovery from
COVID-19,
among other factors, and may require APRA approval.
On November 30, 2017, the Australian Government announced the establishment of a Royal Commission to consider the conduct of Australia’s Banking, Superannuation and Financial Services industry and to further ensure its financial system is working efficiently and effectively. The Royal Commission delivered its final report on February 4, 2019. Following the release of the Royal Commission report, in August 2019, the Australian Government released its Financial Services Royal Commission Implementation Roadmap, which outlined its intention to implement all of the recommendations from the Royal Commission, planning to implement the majority of commitments by mid-2020
and introduce recommendations requiring legislation by the end of 2020. However, on May 8, 2020, the Australian Government announced that it would defer all phases of implementation by six months to allow financial services entities to focus their attention and resources on
COVID-19
responses and planning for the
post-COVID-19
economic recovery. Under the updated timetable, those measures that the Government had indicated would be introduced into the Parliament by June 30, 2020 were introduced in December 2020. Similarly, those measures originally scheduled for introduction by December 2020 are now scheduled to be introduced by June 30, 2021. While the changes introduced in December 2020 are not expected to have a material impact, given the implementation delays, it is still too early to determine what impact, if any, the remaining measures will have on our mortgage insurance business in Australia.
On August 3, 2018, the Australian Government’s Productivity Commission released its final report on Competition in the Australian Financial System, which included findings and recommendations related to mortgage insurance. The Australian Government has not yet provided a timeframe on when it will release its response. At this time, it is too early to determine what impact, if any, the outcomes of this report will have on our mortgage insurance business in Australia.
In September 2019, the Australian Government released details of the First Home Loan Deposit Scheme (“FHLDS”), which is designed to assist eligible first-time home buyers by providing a government guarantee to participating lenders on eligible loans equal to the difference between the deposit (of at least 5%) and 20% of the purchase price. Borrower income and regional property value caps apply, and the program is intended to support up to 10,000 eligible first-time home buyers each Australian Government fiscal year, which is July 1 through

June 30. If the loan comes to an end or the loan principal balance reduces to below 80% of the value of the property at purchase, the government guarantee will terminate. The FHLDS was effective on January 1, 2020 and the annual limit of 10,000 loan guarantees was reached for the first year of the program that ended June 30, 2020. As part of the 2020-2021 Federal Budget, in October 2020, the Australian Government committed an additional 10,000 FHLDS guarantees for the July 1, 2020 to June 30, 2021 fiscal year. The additional 10,000 guarantees are limited to new home builds and a revised set of property price caps.
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
The area of cybersecurity has also come under increased scrutiny by insurance regulators. For example, New York’s cybersecurity regulation, discussed further below, for financial services institutions, including banking and insurance entities, under its jurisdiction became effective on March 1, 2017. Among other things, this regulation requires applicable entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. In addition, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”) on October 24, 2017, which is similar to New York’s cybersecurity regulation and establishes standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. As of December 31, 2020, eleven states have adopted the model, including Delaware and Virginia.
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
The California Consumer Privacy Act of 2018 (the “CCPA”) was signed into law on June 28, 2018, and amended on September 12, 2018 and October 11, 2019. The CCPA grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as a right to have a business delete their personal information (with some exceptions). Its definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the United States. Failure to comply with the CCPA risks regulatory fines, and the law grants a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. The CCPA became effective on January 1, 2020, but California’s Attorney General was unable to bring an enforcement action under the CCPA until July 1, 2020. The CCPA was amended by popular referendum due to a new ballot initiative, the California Privacy Rights Act (“CPRA”), which was included on the November 2020 ballot in California and approved by California voters. The majority of CPRA provisions will go into effect on January 1, 2023. In the interim, the CPRA will require additional investment in compliance programs and potential modifications to business processes. In particular, the CPRA will create a California data protection agency to enforce the statute and will impose new requirements relating to additional consumer rights, data minimization and other obligations. The CPRA also extends certain exemptions under the CCPA through December 31, 2022. Specifically, the CCPA exempts from its requirements certain information collected in employment or business-to-business
contexts.
Similar laws and regulations protecting the security and confidentiality of consumer and financial information are also in effect in Australia and other countries in which we operate.
Human Capital Management
We are committed to helping families become more financially secure, self-reliant and prepared for the future, and that philosophy extends to our employees. We take a holistic approach to human capital management, including attracting and retaining talent with comprehensive benefits and compensation packages, providing professional development and learning opportunities, facilitating access to dedicated resources that foster an equitable and inclusive environment and encouraging a sincere commitment to community service and involvement. Some of our key areas of focus include:

•
Our compensation package, including salary, incentive bonus and long-term incentives, aligns employee and stockholder interests, as well as rewards our employees for serving all of our current and future policyholders.

•
In addition to a competitive compensation program, we also offer our employees benefits such as life and health insurance, paid time off, paid parental leave, financial planning and a retirement savings plan.

•
We offer a multitude of professional development and career enrichment courses, including in the areas of leadership, professional skills training and industry-specific matters, as well as tuition reimbursement benefits to aid career progression.

•
Our cultural and demographic-based employee resource groups help to build an inclusive culture through company-wide events, participation in our recruitment efforts and providing valuable input into our hiring strategies. We continue to focus on building a pipeline of talent to create more opportunities for workplace diversity and to support greater representation within our Company.

•
We champion civic engagement through paid volunteer time for our employees, event sponsorship programs, employee-directed charitable gifts through the Genworth Foundation and through our commitment to environmental sustainability.

As the severity of
COVID-19
started to unfold at the beginning of 2020, our response included the implementation of policies to protect our employees. In early March 2020, we closed our offices and implemented a complete work-from-home policy. To further support our employees, we are also providing additional financial, health and wellness resources, as well as a flexible work schedule to allow employees additional time for selfcare and the care of family members during the crisis. We will continue to evaluate the timing of a return to in-person
work within an office environment based on federal and state health policy guidance, among other considerations.

As of December 31, 2020, we employed approximately 3,000 full-time and part-time employees. None of our employees are subject to a collective bargaining agreement.
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
On January 11, 2021, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.
Transfer Agent and Registrar
Our Transfer Agent and Registrar is Computershare Shareowner Services LLC, P.O. Box 30170, College Station, TX 77842-3170. Telephone:
866-229-8413;
201-680-6578
(outside the United States and Canada may call collect); and
800-231-5469
(for hearing impaired).

Item 1A.	Risk Factors
You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form
10-K
for the year ended December 31, 2020.
Risk Factor Summary
The following summarizes material risks to the Company and is qualified by the full description contained below herewith. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, operating results and financial condition.
Strategic Risks

•	We may be unable to successfully execute strategic plans to effectively address our current business challenges.

•
The proposed transaction with China Oceanwide may be terminated or may not be completed under the terms or in the manner previously anticipated, which could have a material adverse effect on us and our stock price.

•	COVID-19 could materially adversely affect our financial condition and results of operations.
Risks Relating to Estimates, Assumptions and Valuations

•	If our reserves for future policy claims are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our results of operations and financial condition.

•
If the models used in our businesses are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse impact on our business, results of operations and financial condition.

•
We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.

•	We may be required to accelerate the amortization of deferred acquisition costs and the present value of future profits, which would increase our expenses and reduce profitability.

•
When we have projected profits in earlier years followed by projected losses in later years (as is currently the case with our long-term care insurance business), we are required to increase our reserve liabilities over time to offset the projected future losses, which could adversely affect our results of operations and financial condition.

•
Our valuation of fixed maturity, equity and trading securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations which could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

Liquidity, Financial Strength and Credit Ratings, and Counterparty and Credit Risks

•
Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.

•
As holding companies, we and Genworth Holdings depend on the ability of our respective subsidiaries to pay dividends and make other payments and distributions to each of us and to meet our obligations.

•
Adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us.

•
Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our results of operations and financial condition.

•	Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.
Risks Relating to Economic, Market and Political Conditions

•	Interest rates and changes in rates could materially adversely affect our business and profitability.

•	A deterioration in economic conditions or a decline in home prices may adversely affect our loss experience in our mortgage insurance businesses.
Regulatory and Legal Risks

•	Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth.

•	Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation.

•	An adverse change in our regulatory requirements, including risk-based capital, could have a material adverse impact on our results of operations, financial condition and business.

•
Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our financial condition and results of operations or significantly impact our business.

•
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

•
Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on our doing business and could have a material adverse impact on our results of operations.

•	Changes in regulations that adversely affect the mortgage insurance markets in which we operate could affect our operations significantly and could reduce the demand for mortgage insurance.

•
We may not be able to continue to mitigate the impact of Regulations XXX or AXXX and, therefore, we may incur higher operating costs that could have a material adverse effect on our financial condition and results of operations.

•
Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our financial condition and results of operations.

Operational Risks

•	If we are unable to retain, attract and motivate qualified employees or senior management, our results of operations, financial condition and business operations may be adversely impacted.

•	Our reliance on key customer or distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced.

•	We compete with government-owned and government-sponsored enterprises in our mortgage insurance businesses, and this may put us at a competitive disadvantage on pricing and other terms and conditions.

•	Our business could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.

•
Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our financial condition and results of operations.

Insurance and Product-Related Risks

•
We may be unable to maintain or increase the capital needed in our U.S. mortgage insurance business in a timely manner, on anticipated terms or at all, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required.

•
Our financial condition, results of operations, long-term care insurance products and/or our reputation in the market may be adversely affected if we are unable to implement premium rate increases and associated benefit reductions on our in-force
long-term care insurance policies by enough or quickly enough.

•	Reinsurance may not be available, affordable or adequate to protect us against losses.

•
A decrease in the volume of high
loan-to-value
home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue in our mortgage insurance businesses.

•	The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.

•	Potential liabilities in connection with our U.S. contract underwriting services could have a material adverse effect on our financial condition and results of operations.

•
Medical advances, such as genetic research and diagnostic imaging, and related legislation could materially adversely affect the financial performance of our life insurance, long-term care insurance and annuity businesses.

Other General Risk

•	The occurrence of natural or man-made disasters or a future pandemic could materially adversely affect our financial condition and results of operations.

Strategic Risks
We may be unable to successfully execute strategic plans to effectively address our current business challenges.
We continue to pursue our overall strategy with a focus on improving business performance, reducing financial leverage and increasing financial and strategic flexibility across the organization. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and stabilizing our U.S. life insurance businesses. See “Item 1—Business—Strategic Update.”
We cannot be sure we will be able to successfully execute on any of our strategic plans to effectively address our current business challenges (including with respect to addressing our debt maturities and other near-term liabilities and financial obligations, reducing costs, stabilizing our U.S. life insurance businesses without additional capital contributions, overall capital and ratings), including as a result of: (a) a failure to complete the China Oceanwide transaction or the inability to pursue alternative strategic plans pending the outcome of the transaction; (b) an inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue (including a potential partial sale through an initial public offering of our U.S. mortgage insurance business) in each case, in a timely manner and on anticipated terms; (c) an inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, debt issuances, securities offerings or otherwise, in each case as and when required; (d) a failure to obtain any required regulatory, stockholder, noteholder approvals and/or other third-party approvals or consents for such alternative strategic plans; (e) our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; (f) an inability to achieve anticipated cost-savings in a timely manner; and (g) adverse tax or accounting charges.
Given uncertainty around the completion and timing of the remaining steps required to close the China Oceanwide transaction, we are focusing on executing alternative plans, including a potential partial initial public offering of our U.S. mortgage insurance business and/or the issuance of debt, convertible or equity-linked securities, prior to our senior notes maturing in September 2021. We will also continue to remain open to other feasible alternatives and actively assess our strategic options, which could include reducing ownership of or selling businesses, including in transactions that would be material to us. We may be unable to reduce ownership of or sell businesses on acceptable terms or at all.
We may decide to take additional measures to increase our financial flexibility, in the absence of the China Oceanwide transaction, including issuing equity at Genworth Financial which would be dilutive to our shareholders, or additional debt at Genworth Financial, Genworth Holdings or GMHI (including debt convertible into equity), which could increase our leverage. The availability of any additional debt or equity funding will depend on a variety of factors, including market conditions, regulatory considerations, the general availability of credit and particularly important to the financial services industry, our credit ratings and credit capacity and the performance of and outlook for our company and our businesses. Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice and when the demand for additional funding in the market is high. Our access to funding may be further impaired by our credit or financial strength ratings and our financial condition. See “—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”
Even if we are successful in executing our strategic plans or alternative plans, the execution of these plans may have expected or unexpected adverse consequences, including adverse rating actions and adverse tax and accounting charges (such as significant losses on sale of businesses or assets or deferred acquisition costs (“DAC”) or deferred tax asset write-offs).

The proposed transaction with China Oceanwide may be terminated or may not be completed under the terms or in the manner previously anticipated, which could have a material adverse effect on us and our stock price.
On October 21, 2016, we entered into a definitive agreement with China Oceanwide, under which China Oceanwide agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. As part of the transaction, China Oceanwide and/or its affiliates, additionally committed to contribute an aggregate of $1.5 billion to us over time following consummation of the Merger. On January 4, 2021, we announced that an extension of the then current December 31, 2020 Merger Agreement end date would not be sought given uncertainty around the completion and timing of the remaining steps required to close the transaction. Even though the Merger Agreement remains in effect, either party is able to terminate the Merger Agreement at any time. In addition, if China Oceanwide is able to secure the required funding to close the transaction, the parties would need to re-engage with their regulators to determine the re-approvals or confirmations that would be necessary to close the transaction.
There are numerous risks related to the transaction, including the following:

•
China Oceanwide and/or Genworth decides to terminate the Merger Agreement or that China Oceanwide will be unable to complete the funding of the transaction and/or the transaction may not be completed, any of which may adversely affect our business and the price of our common stock;

•
the parties’ inability to obtain regulatory approvals, clearances or extensions, or the possibility that such regulatory approvals or clearances may further delay the transaction, to the extent the transaction is pursued, or that materially burdensome or adverse regulatory conditions may be imposed or undesirable measures may be required in connection with any such regulatory approvals, clearances or extensions (including those conditions or measures that either or both of the parties may be unwilling to accept or undertake, as applicable);

•
with continuing delays, circumstances may arise that make one or both parties unwilling to proceed with the transaction or unable to comply with the conditions to existing regulatory approvals or one or both of the parties may be unwilling to accept any new condition under a regulatory approval;

•	the parties will not be able to obtain regulatory approvals, clearances or extensions, including in connection with a potential alternative funding structure or the current geo-political environment;

•	one or more regulators may rescind or fail to extend previous approvals, or the revocation by one regulator of approvals may lead to the revocation of approvals by other regulators;

•	the parties’ inability to obtain any necessary regulatory approvals, clearances or extensions for the post-closing capital plan;

•
a condition to closing the transaction may not be satisfied or that a condition to closing that is currently satisfied may not remain satisfied due to the delay in closing the transaction or that the parties are unable to agree upon all terms following receipt of all regulatory approvals and clearances;

•	existing and potential legal proceedings may be instituted against us in connection with the transaction that may delay the transaction, make it more costly or ultimately preclude it;

•	potential legal proceedings may be instituted against us in connection with the transaction delay and/or its termination;

•	the proposed transaction or its termination disrupts Genworth’s current plans and operations;

•
potential adverse reactions or changes to Genworth’s business relationships with clients, employees, suppliers or other parties or other business uncertainties resulting from the announcement of the transaction or during the pendency of the transaction or as a result of the termination of the transaction, including but not limited to such changes that could affect Genworth’s financial performance;

•	continued availability of capital and financing to Genworth under acceptable terms before, or in the absence of, the consummation of the transaction;

•	further rating agency actions and downgrades in Genworth’s credit or financial strength ratings;

•	changes in applicable laws or regulations;

•	our ability to recognize the anticipated benefits of the transaction;

•
the amount of the costs, fees, expenses and other charges related to the transaction, including costs and expenses related to conditions imposed in connection with regulatory approvals, re-approvals
or clearances, and costs, fees and expenses and other charges already incurred, all of which may be material;

•	the inability to reduce costs due to the delay or termination of the transaction, including in connection with any proposed resource alignment;

•	the risks related to diverting management’s attention from our ongoing business operations; and

•	our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected.
There is no assurance that the conditions to the transaction will be satisfied in the near future, on the terms set forth in our existing agreement with China Oceanwide or at all. If the transaction is not completed, we would likely suffer a number of consequences that could adversely affect our stock price, business, results of operations and financial condition, including:

•
greater difficulty in executing alternative strategic plans to effectively address our near-term liabilities and financial obligations, including the risks that we will be unable to raise additional debt financing and/or sell a percentage of our ownership interest in our U.S. mortgage insurance business to repay/refinance debt maturities in 2021 and beyond and the promissory note to AXA;

•	inability to reduce costs through alignment of our current expense structure with anticipated business needs;

•	stabilizing our U.S. life insurance businesses without additional capital contributions and preserving capital;

•
increased pressure on and potential further downgrades of our credit and financial strength ratings, particularly for our mortgage insurance businesses, which could have an adverse impact on our mortgage insurance businesses and could result in a reduction or elimination of dividends to our holding company; and

•
we would likely pursue strategic alternatives that would materially impact our business, including a transaction with respect to our U.S. mortgage insurance business and/or our mortgage insurance business in Australia.

Potential consequences of these risks would likely include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Genworth’s financial condition, results of operations, credit ratings or liquidity.
In addition, we have incurred, and may continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction, and these fees and costs are payable by us regardless of whether the transaction is consummated.
COVID-19
could materially adversely affect our financial condition and results of operations.
COVID-19
has brought unprecedented changes to the global economy. Large scale disruption in the U.S. economy has left several industries non-operational
through state and federal mandated shutdowns in an effort to contain the spread of
COVID-19.
Unemployment claims have increased significantly, reducing consumer confidence to its lowest level since the 2008 financial crisis. The level of uncertainty created by
COVID-19
is
far-reaching
and difficult to estimate. Our financial results have been negatively impacted by
COVID-19,
and we are unsure of the ultimate impact the pandemic will have on our business, including economic and operational, as current conditions continue to evolve rapidly.
COVID-19
exposes our business to significant risks, including interest rate declines, significantly higher levels of unemployment, liquidity pressures, credit risk on our investment portfolio, equity market volatility, and operational, information technology and personnel risks. We could experience significant declines in investment valuations, including as a result of credit losses, and potential material asset impairments, as well as unexpected changes in persistency rates, as policyholders and contractholders who are affected by the pandemic may not be able to meet their contractual obligations, such as mortgage payments on their loans insured by our mortgage insurance policies, premium payments on their insurance policies or deposits to their investment products. The pandemic has decreased historically low interest rates further and has resulted in significantly higher levels of unemployment, which has and may continue to increase delinquencies, and could reduce mortgage originations, the need for mortgage insurance and have an adverse effect on home prices, all of which would result in a significant adverse impact to our financial condition and results of operations in our mortgage insurance businesses. Losses in our mortgage insurance businesses could lead to lower credit ratings and impaired capital, which could hinder our mortgage insurance businesses from offering their products, preclude them from returning capital to our holding company for prolonged periods of time, and thereby harm our liquidity. The pandemic could also significantly increase our mortality and morbidity experience and/or impact our ability to successfully implement in-force
rate actions (including increased premiums and associated benefit reductions), all of which could result in higher reserve charges and an adverse impact to our financial results in our U.S. life insurance businesses.
COVID-19
could also disrupt medical and financial services and has resulted in us practicing social distancing with our employees through office closures, all of which could disrupt our normal business operations. The level of disruption, the economic downturn, the global recession, and the far-reaching
effects of
COVID-19
could negatively affect our investment portfolio and cause harm to our businesses if it persists for long periods of time. As a result of the foregoing, any of the risks identified above or other related
COVID-19
risks may have a material adverse impact on us, including a material adverse effect on our financial condition and results of operations.
Risks Relating to Estimates, Assumptions and Valuations
If our reserves for future policy claims are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our results of operations and financial condition.
We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are paid, experience changes or policies lapse. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions and methodologies we have used in pricing our products and calculating our reserves. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition. Many factors, and changes in these factors, can affect future experience, including but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience (including the type of care, and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force
from one period to the next); insured mortality (i.e., life expectancy or longevity); insured morbidity (i.e., frequency and severity of claim, including claim termination rates, claim incidence, duration of claim and benefit utilization rates); future premium rate increases and associated benefit reductions; expenses; and doctrines of legal liability and damage awards in litigation. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. For information regarding adequacy of reserves specifically related to our long-term care insurance, life insurance and annuities businesses, see “—We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.”
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
We employ models to, among other uses, price products, calculate reserves, value assets, make investment decisions and generate projections used to estimate future pre-tax
income, such as the timing of the recognition of earned premium in our mortgage insurance businesses that offer single premium insurance contracts, and to evaluate loss recognition testing, as well as to evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions (that could remain locked in over an extended period of time) that do not adequately reflect recent experience and relevant industry data, and may not operate as intended. In addition, from time to time we seek to improve certain actuarial and financial models, and the conversion process may result in material changes to assumptions and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models often increase when we change assumptions and/or methodologies, add or change modeling platforms or implement model changes under time constraints. These risks are exacerbated when the process for assumption changes strains our overall governance and timing around our financial reporting.
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
As of December 31, 2020, we had $1.5 billion of unearned premiums in our mortgage insurance businesses, of which $1.2 billion related to our mortgage insurance business in Australia. We periodically review our expected pattern of risk emergence and make adjustments to earnings patterns based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period net income, which in the past has had, and may in the future have, a material adverse effect on our results of operations, financial condition and business. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Mortgage insurance—Unearned premiums” for additional details. Our expected pattern of risk emergence for our mortgage insurance businesses is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our mortgage insurance policy contracts. Therefore, actual future experience that is different than expected loss development or policy cancellations could result in material increases or decreases in the recognition of earned premiums, increases or decreases in unearned premiums and an after-tax
charge to operating results depending on the magnitude of the difference between actual and expected experience.
In our U.S. life insurance businesses, we intend to continue developing our modeling capabilities. During or after the implementation of model updates or enhancements, we may discover errors or other deficiencies in existing models, assumptions and/or methodologies. Moreover, we may use additional, more granular and detailed information through enhancements in our reserving and other processes or we may employ more simplified approaches in the future, either of which may cause us to refine or otherwise change existing assumptions and/or methodologies and thus associated reserve levels, which in turn could have a material adverse impact on our business, results of operations and financial condition.
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
For example, we increased our reserves for our long-term care and/or life insurance products following completion of our annual review of assumptions in 2019 and 2018, which materially impacted our results of operations. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and note 9 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information. Increases to our reserves may, among other things, limit our ability to execute our alternative strategic plans if the proposed transaction with China Oceanwide is not completed; reduce our liquidity; and adversely impact our credit or financial strength ratings. Any of these results could have a material adverse impact on our business, results of operations and financial condition.
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
The prices and expected future profitability of our insurance and annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in-force
from one period to the next. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract. For our deferred annuity products with GMWBs and guaranteed annuitization benefits, actual persistency that is higher than our persistency assumptions could have an adverse impact on profitability because we could be required to make withdrawal or annuitization payments for a longer period of time than the account value would support. For our universal life insurance contracts, increased persistency that is the result of the sale of contracts by the insured to third parties that continue to make premium payments on contracts that would otherwise have lapsed, also known as life settlements, could have an adverse impact on profitability because of the higher claims rate associated with settled contracts.
For our long-term care insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in-force
longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products. This risk is particularly significant in our long-term care insurance business because we do not have the experience history that we have in our life insurance business. As a result, our ability to predict persistency and resulting benefit experience for long-term care insurance is more limited than for many other products. A significant number of our long-term care insurance policies have experienced higher persistency than we had originally assumed, which has resulted in higher claims and an adverse effect on the profitability of that business. In addition, the impact of inflation on claims could be more pronounced for our long-term care insurance business than our other businesses given the “long tail” nature of this business. To the extent inflation or other factors causes these health care costs to increase, we will be required to increase our policy and claim reserves which could negatively impact our loss recognition testing results and may result in a premium deficiency. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in our underpricing of the risks we insure.
The risk that our lapse experience may differ significantly from our valuation assumptions is also significant for our term life and term universal life insurance products. These products generally have a level premium period for a specified period of years (e.g., 10 years to 30 years) after which the premium increases, which may be significant. If the frequency of lapses is higher than our reserve assumptions, we would experience higher DAC amortization and lower premiums and could experience higher benefit costs. In addition, it may be that healthy policyholders are the ones who lapse (as they can more easily replace coverage), creating adverse selection where less healthy policyholders remain in our portfolio. We have experienced both a greater frequency of policyholder lapses and more severe adverse selection, after the level premium period, and this experience could continue or worsen. For example, as our large 10- and 15-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. In addition, as our large 20-year level premium period business written in 1999 entered its post-level period, we experienced higher lapses resulting in accelerated DAC amortization in 2019. This trend continued in the first quarter of 2020 for the 1999 block, as it reached the end of its level premium period. Additionally, we have experienced a similar trend with the 20-year level premium period business written in 2000 as it entered its post-level period during 2020 and we expect that trend to continue in 2021 albeit to a lesser extent. In the future, as additional
10-,
15-
and
20-year
level premium period blocks enter their post-level guaranteed premium rate period, we expect to experience volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions. For additional information on our term life insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”
Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability or that such increases would be approved by regulators or approved in a timely manner, where approval is required, and even if implemented the premium increases may result in higher lapses. Moreover, many of our products either do not permit us to increase premiums or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations could have an adverse effect on the profitability of our products. In addition to our annual reviews, we regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to reserves in our long-term care insurance, life insurance and/or annuities businesses in the future. Any changes to these reserves may have a materially negative impact on our results of operations, financial condition and business.
Loss recognition testing
We annually perform loss recognition testing for the liability for future policy benefits. Our loss recognition testing for our long-term care insurance products is reviewed in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. Our long-term care insurance business, excluding the acquired block, has positive margin which is highly dependent on the assumptions we have regarding our ability to successfully implement our in-force
management strategy involving premium rate increases and associated benefit reductions. We include future in-force
rate actions in our loss recognition testing which includes assumptions for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed). A change in the expected amount of premium rate increases and associated benefit reductions would impact the results of our long-term care insurance margin testing, whereby any unexpected reduction in the amount of future in-force
rate actions would negatively impact our margins and could result in a premium deficiency which would have a materially adverse effect on our results of operations, capital levels, RBC and financial condition. There is no guarantee that we will be able to obtain regulatory approval for the future in-force
rate actions we have assumed in connection with our loss recognition testing. Favorable impacts on our margin from in-force
rate actions would primarily impact our long-term care insurance block, excluding the acquired block. Due to the age of our acquired block, it would not benefit as significantly from future in-force
rate actions. For our acquired block of long-term care insurance, the impacts of any adverse changes in assumptions are likely to be recorded as a loss as our margin for this block has been zero in the past.
The assumptions in our long-term care insurance products are sensitive to slight variability in actual experience and small changes in assumptions could result in the margin of our long-term care insurance block, excluding the acquired block, to decrease to at/or below zero in future years. Based on our reviews, if our margin is negative, we would be required to recognize a loss by amortizing more DAC and/or establishing additional benefit reserves, the impact of which may be material. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition. For additional information on our long-term care insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

As part of our annual loss recognition testing in our long-term care insurance products, we also review assumptions for incidence, claim severity, interest rates and in-force
rate actions, among other assumptions. We regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results.
Similar to our long-term care insurance products, we annually perform loss recognition testing for our term and whole life insurance products in the aggregate, excluding our acquired block, which is tested separately. The margin of our term and whole life insurance products has fluctuated over the years. Any adverse changes in our assumptions could negatively impact the combined margin of our term and whole life insurance products. To the extent, based on reviews, our margin is negative for our term and whole life insurance products, excluding our acquired block, or our acquired block of term and whole life insurance products, we would be required to recognize a loss by amortizing more DAC and/or present value of future profits (“PVFP”) as well as the establishment of additional future policy benefit reserves if the DAC and/or PVFP was fully written off. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or PVFP or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition. For additional information on our term life insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”
We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our U.S. life insurance products. As experience has emerged in the past, we have made resulting changes to our assumptions that have had a material impact on our results of operations and financial position. Our experience will continue to emerge and it is likely that future assumption reviews will result in further updates.
Cash flow testing
We also perform cash flow testing or “asset adequacy analysis” separately for each of our U.S. life insurance companies on a statutory accounting basis. To the extent that the cash flow testing margin is negative in any of our U.S. life insurance companies, we would need to increase statutory reserves in that company, which would decrease our RBC ratios.
As a part of our cash flow testing process for our life insurance subsidiaries, we consider incremental benefits from expected future in-force
rate actions in our long-term care insurance products that would help mitigate the impact of deteriorating experience. There is no guarantee that we will be able to obtain regulatory approval for the future in-force
rate actions we assumed in connection with our cash flow testing for our life insurance subsidiaries. A need to significantly further increase statutory reserves could have a material adverse effect on our business, results of operations and financial condition.
The NYDFS, which regulates GLICNY, our New York insurance subsidiary, also requires specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. In addition, we have historically used nationwide experience for setting assumptions in our long-term care insurance products in cash flow testing for all of our legal entities, including GLICNY.
However, we have been monitoring emerging experience with our New York policyholders, which experience has been adverse as compared to our nationwide experience. With the benefit of additional data and analysis, and based on discussions with the NYDFS, we are using assumptions that reflect New York specific experience in GLICNY’s asset adequacy analysis in 2020. After discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY also incorporated in its 2020 asset adequacy analysis assumptions for future in-force
rate actions for long-term care insurance products to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2020 asset adequacy analysis produced a negative margin. To address the negative margin, GLICNY recorded an incremental $100 million of additional statutory reserves in 2020. This resulted in a 200% RBC for GLICNY in 2020, a decrease of 91 RBC points from 2019. For additional information on GLICNY asset adequacy testing, see note 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
Significant adverse assumption changes could result in the cash flow testing margin in GLICNY to decrease to at/or below zero in future years. In addition, the NYDFS annually informs the industry that it does not permit in-force
rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved. However, the NYDFS has allowed GLICNY to incorporate recently filed in-force
rate actions in its asset adequacy analysis prior to approval in the past and, in 2020, allowed GLICNY to incorporate assumptions for future in-force
rate actions in its asset adequacy analysis. If the NYDFS no longer allows GLICNY to incorporate assumptions for future in-force
rate actions in its asset adequacy analysis to offset New York specific experience, this would result in a material decrease in GLICNY’s cash flow testing margin and would require GLICNY to significantly increase its statutory reserves further. This would have a material adverse effect on GLICNY’s financial condition and RBC ratio.
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
We regularly review DAC and PVFP to determine if they are recoverable from future income. If these costs are not recoverable, they are charged as expenses in the financial period in which we make this determination. If we determine that we are unable to recover DAC from profits over the life of a block of insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as an expense in the current period. For example, in 2020, we recorded a DAC impairment of $63 million in our universal life insurance products due principally to lower future estimated gross profits. Equity market volatility could result in losses in our variable annuity products and associated hedging programs which could challenge our ability to recover DAC on these products and could lead to further write-offs of DAC.
For additional information on DAC and PVFP, including the financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and notes 6 and 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
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
In our long-term care insurance products, projected profits followed by projected losses are anticipated to occur because U.S. GAAP requires that original assumptions be used in determining reserves for future policy claims unless and until a premium deficiency exists. Our existing locked-in
reserve assumptions do not include assumptions for premium rate increases and associated benefit reductions, which if included in reserves, could reduce or eliminate future projected losses. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years, currently expected to be through 2031, by the amounts necessary to offset losses in later years. The accrual is recorded on a quarterly basis using assumptions which are updated annually at the time we perform loss recognition testing and is impacted by the reserve pattern and the present value of expected future losses. Likewise, the accrual is subject to significant estimation and includes various assumptions that are sensitive to variability; small changes in assumptions could result in volatility of the accrued amount in any given year. Moreover, the amount required to accrue for additional future policy benefits in the profitable years may be significant and this could materially adversely affect our results of operations and financial condition. For additional information, including the financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Future policy benefits.”
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
We need liquidity to pay our operating expenses, interest on our debt, maturing debt and other obligations and to meet any statutory capital requirements of our subsidiaries. As of December 31, 2020, Genworth Holdings had approximately $2.7 billion of outstanding debt that matures between 2021 and 2066, including $0.3 billion that matured in February 2021 and $0.7 billion that matures in September 2021. In addition, we have a promissory note of approximately $0.6 billion due in 2022 to AXA associated with a settlement agreement reached in July 2020 reported as discontinued operations. The settlement agreement also requires that certain cash flows to Genworth Holdings above certain defined thresholds, including dividends and capital raises, would be paid to AXA until the promissory note is fully repaid. The settlement agreement places significant constraints on our ability to repay debt with the proceeds of new debt financing, equity offerings, asset sales or dividends from subsidiaries until the final settlement is repaid to AXA. This could significantly reduce our ability to raise capital which would adversely impact our liquidity. To date in 2021 and over the next year, we expect to pay AXA approximately $53 million consisting of interest on the promissory note, assuming we do not make any pre-payments,
and a
one-time
payment on an unrelated liability associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. See notes 20 and 23 in “Part II—Item 8—Financial Statements and Supplementary Data” for additional details.
Our existing cash resources are not sufficient to repay all outstanding debt as it becomes due. Furthermore, absent accessing additional liquidity through third party sources, we would not have a projected ability to meet our financial obligations with existing cash on hand and from expected cash inflows through normal business course for one year following the issuance of our 2020 consolidated financial statements. Therefore, we will be required to rely on a combination of other potential liquidity sources to repay or refinance debt and meet our financial obligations as they become due, including existing and future cash resources, new borrowings, and/or other potential sources of liquidity such as asset sales, including our mortgage insurance business in Australia and/or a possible partial initial public offering of our U.S. mortgage insurance business, or issuing additional debt or equity, including the issuance of convertible or equity-linked securities. The availability of additional funding, including an equity transaction through our U.S. mortgage insurance business or the issuance of debt, convertible or equity-linked securities, will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our U.S. mortgage insurance business. Market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity on favorable terms or at all. In addition, even if we are successful with additional strategic asset sales or other transactions, we could have potential adverse actions taken against us, including litigation. Any failure to repay or refinance our debt or meet our financial obligations as they become due would have a material adverse effect on our business, financial condition and results of operations.
We may not be able to raise capital and/or borrowings on favorable terms or at all, based on our credit ratings and financial condition. There is no guarantee that any of these factors will improve in the future when we would seek additional capital. Disruptions, volatility and uncertainty in the financial markets and downgrades in our credit ratings may force us to delay raising capital, issue shorter term securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price.
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
We and Genworth Holdings each act as a holding company for our respective subsidiaries and do not have any significant operations of our own. Dividends from our respective subsidiaries, permitted payments to us under tax sharing and expense reimbursement arrangements with our subsidiaries and proceeds from borrowings are our principal sources of cash to meet our obligations. These obligations include operating expenses, interest and principal payments on current and future borrowings, and a promissory note due to AXA reported as discontinued operations. See note 23 in “Part II—Item 8—Financial Statements and Supplementary Data” for additional details. If the cash we receive from our respective subsidiaries pursuant to dividends and tax sharing and expense reimbursement arrangements is insufficient to fund any of these obligations, or if a subsidiary is unable or unwilling for any reason to pay dividends to either of us, we or Genworth Holdings would be required to raise cash through, among other things, the incurrence of debt (including convertible or exchangeable debt), the sale of assets or the issuance of equity.
The payment of dividends and other distributions by our insurance subsidiaries is dependent on, among other things, the performance of the subsidiaries, capital preservation as a result of the uncertainty regarding the impact of
COVID-19,
corporate law restrictions, insurance laws and regulations and maintaining adequate capital to meet the requirements mandated by PMIERs, including recent restrictions imposed by the GSEs on our U.S. mortgage insurance business. See “—If we are unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” and “Regulation—Mortgage Insurance Regulation” for additional details. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by the insurance subsidiaries (such as a payment under a tax sharing agreement or for employee or other services, including expense reimbursements) if they determine that such payment could be adverse to policyholders or contractholders. Moreover, regulators that have governance over our Australian mortgage insurance subsidiaries may impose additional restrictions over such subsidiaries using the broad prudential authorities available to them. Courts typically grant regulators significant deference when considering challenges of an insurance company to a determination by insurance regulators to grant or withhold approvals with respect to dividends and other distributions.
Our liquidity and capital positions are highly dependent on the performance of our mortgage insurance subsidiaries and their ability to pay future dividends to us as anticipated. Given the performance of our U.S. life insurance businesses, dividends will not be paid by these businesses for the foreseeable future. The evaluation of future dividend sources, including determining which businesses will provide such dividends, and our overall liquidity plans are subject to current and future market conditions and the economic recovery from
COVID-19,
among other factors, which are subject to change.
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
Over the last several years, the ratings of our holding companies and all of our insurance subsidiaries, have been downgraded, placed on negative outlook and/or put on review for potential downgrade on various occasions. A ratings downgrade, negative outlook or review could occur (and has occurred) for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. We may be at risk of additional ratings downgrades in the future. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings, the announcement of a potential downgrade, negative outlook or review, or customer, investor, regulator or other concerns about the possibility of a downgrade, negative outlook or review, could have a material adverse effect on our results of operations, financial condition and business.
See “Item 1—Business—Ratings” for information regarding the current financial strength ratings of our principal insurance subsidiaries.
The direct or indirect effects of such adverse ratings actions or any future actions could include, but are not limited to:

•	ceasing and/or reducing new sales of our products or limiting the business opportunities we are presented with;

•	adversely affecting our relationships with distributors, including the loss of exclusivity under certain agreements with our independent sales intermediaries and distribution partners;

•	causing us to lose key distributors that have ratings requirements that we may no longer satisfy (or resulting in our renegotiation of new, less favorable arrangements with those distributors);

•	requiring us to modify some of our existing products or services to remain competitive, or introduce new products or services;

•	materially increasing the number or amount of policy surrenders, withdrawals and loans by contractholders and policyholders;

•	requiring us to post additional collateral for our derivatives or hedging agreements tied to the credit ratings of our holding companies;

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
Under PMIERs, the GSEs require maintenance of at least one rating with a rating agency acceptable to the respective GSEs. The current PMIERs do not include a specific ratings requirement with respect to eligibility, but if this were to change in the future, we may become subject to a ratings requirement in order to retain our eligibility status under PMIERs. Ratings downgrades that result in our inability to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of our existing policies to an alternative mortgage insurer, would have a material adverse effect on our business, results of operations and financial condition. See “—If we are unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” for additional information regarding the requirements under PMIERs. Our relationships with our mortgage insurance customers may be adversely affected by the ratings assigned to our holding company or other operating subsidiaries which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our U.S. mortgage insurance business has financial strength ratings below its competitors. Any assigned financial strength rating that remains below other private mortgage insurers could hinder our competitiveness in the marketplace and could result in an adverse impact to our business. Moreover, any future downgrade in the financial strength ratings of our U.S. mortgage insurance business or the announcement of a potential downgrade could have a material adverse impact on our business, results of operations and financial condition.
Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our results of operations and financial condition.
We routinely execute reinsurance and derivative transactions with reinsurers, brokers/dealers, commercial banks, investment banks and other institutional counterparties to mitigate our risks in various circumstances and to hedge various business risks. Many of these transactions expose us to credit risk in the event of default of our counterparty or client or change in collateral value. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot be sure that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. Collateral is often posted by the counterparty to offset this risk; however, we bear the risk that the collateral declines in value or otherwise is inadequate to fully compensate us in the event of a default. We also enter into a variety of derivative instruments, including options, swaps, forwards, and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, and collateral posted, if any, is inadequate, our hedges of the related risk will be ineffective. In addition, if we trigger downgrade provisions on risk-hedging or reinsurance arrangements, the counterparties to these arrangements may be able to terminate our arrangements with them or require us to take other measures, such as post additional collateral, contribute capital or provide letters of credit. We have agreed to new terms with almost all of our counterparties concerning our collateral arrangements given our ratings decline. In most cases, we have agreed to post excess collateral to maintain our existing derivative agreements. Beginning in 2018, we renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements entirely or replace them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold. In 2019, we successfully completed these negotiations and as a result, none of our insurance company master swap agreements have credit downgrade provisions. Although we believe this has allowed us to maintain effective hedging relationships with our counterparties, it has added additional strain on liquidity and collateral sufficiency. Furthermore, there is no assurance that we can maintain these current arrangements in the foreseeable future or at all. If counterparties exercise their rights to terminate transactions, we may be required to make cash payments to the counterparty based on the current contract value, which would hinder our ability to manage future risks.
We ceded to UFLIC our
in-force
structured settlements block of business issued prior to 2004, certain variable annuity business issued prior to 2004 and the long-term care insurance business assumed from legal entities now a part of Brighthouse Life Insurance Company. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements. GE is obligated to maintain UFLIC’s RBC above a specified minimum level pursuant to a Capital Maintenance Agreement. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, it could have a material adverse effect on our financial condition and results of operations. The loss of material risk-hedging or reinsurance arrangements could have a material adverse effect on our financial condition and results of operations. For additional information on UFLIC reinsurance, see note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.
We are subject to the risk that the issuers or guarantors of investment securities we own may default on principal or interest payments they owe us. As of December 31, 2020, fixed maturity securities of $65.8 billion in our investment portfolio represented 82% of our total cash, cash equivalents, restricted cash and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or expected credit losses are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations, our expected recoveries in the event of a default or circumstances that would require us to sell securities which have declined in value.
Risks Relating to Economic, Market and Political Conditions
Interest rates and changes in rates could materially adversely affect our business and profitability.
Our products and investment portfolio are impacted by interest rate fluctuations and/or a sustained period of low interest rates. In recent years, historic low interest rates have adversely impacted our business and profitability. For example, as part of our annual review of assumptions for our universal and term universal life insurance products, we increased the liability for policyholder account balances in 2019 and 2018 as a result of lower expected growth in interest rates and a prolonged low interest rate environment. For additional information, including the historical financial impact of these updates, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Policyholder account balances.” Persistent low interest rates have also adversely impacted the margins of our fixed immediate annuity products. In 2019 and 2018, we performed loss recognition testing and determined that we had premium deficiencies in our fixed immediate annuity products primarily driven by the low interest rate environment. For additional information, including the historical financial impact of the premium deficiencies, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Future policy benefits.” Sustained low interest rates also impacted our long-term care insurance margin, which is sensitive to assumption changes, including future investment returns. If interest rates remain at historic lows, our future profitability and business would be adversely impacted.
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
In our U.S. mortgage insurance business, declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates have also contributed to home price appreciation, which may provide borrowers in the United States with the option of cancelling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. In addition, during 2020 as a result of the low interest rate environment, our U.S. mortgage insurance business experienced a decline in persistency rates. Lower persistency rates result in reduced insurance in-force
and earned premiums, which could have a significant adverse impact on our results of operations. See “—A decrease in the volume of high loan-to-value
home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue in our mortgage insurance businesses.”
In both the United States and international mortgage markets, rising interest rates generally reduce the volume of new mortgage originations. A decline in the volume of new mortgage originations would have an adverse effect on our new insurance written. Rising interest rates also can increase the monthly mortgage payments for homeowners with insured loans that have adjustable rate mortgages (“ARMs”) that could have the effect of increasing default rates on ARM loans, thereby increasing our exposure on our mortgage insurance policies. This is particularly relevant in our Australia mortgage insurance business where ARMs and shorter-term fixed rate loans are the predominant mortgage products. Higher interest rates can lead to an increase in defaults as borrowers at risk of default will find it harder to qualify for a replacement loan.
Interest rate fluctuations could have an adverse effect on our investment portfolio, by increasing reinvestment risk and reducing our ability to achieve adequate investment returns. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates our reinvestment risk. Low interest rates reduce the returns we earn on the investments that support our obligations under long-term care insurance, life insurance and annuity products, which increases reinvestment risk and reduces our ability to achieve our targeted investment returns. The pricing and expected future profitability of these products are based in part on expected investment returns. Generally, life and long-term care insurance products are expected to initially produce positive cash flows as customers pay periodic premiums, which we invest as they are received. The premiums, along with accumulated investment earnings, are needed to pay claims, which are generally expected to exceed premiums in later years. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and adversely affects the profitability of our life insurance, long-term care insurance and fixed annuity products and may increase hedging costs on our in-force
block of variable annuity products. Given the average life of our assets is shorter than the average life of the liabilities on these products, our reinvestment risk is also greater in low interest rate environments as a significant portion of cash flows used to pay benefits to our policyholders and contractholders comes from investment returns. During periods of increasing interest rates, market values of lower-yielding assets will decline resulting in unrealized losses on our investment portfolio. In addition, our interest rate hedges could decline which would require us to post additional collateral with our derivative counterparties. Posting additional collateral could materially adversely affect our financial condition and results of operations by reducing our liquidity and net investment income, to the extent that the additional collateral posting requires us to invest in higher-quality, lower-yielding investments.
A low interest rate environment also negatively impacts the sufficiency of our margins on both our DAC and PVFP. If interest rates remain at historic lows for a prolonged period, it could result in an impairment of these assets, and may reduce funds available to pay claims, including life and long-term care insurance claims, requiring an increase in our reserve liabilities, which could be significant. In addition, certain statutory capital requirements for our U.S. life insurance companies are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support amounts of statutory reserves in these companies. Interest rate fluctuations could also impact our capital or solvency ratios in our Australia mortgage insurance business where the required or available capital could be adversely impacted by increases in interest rates.
In 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from the London Interbank Offered Rate (“LIBOR”), with its full elimination to occur after 2021. The announcement indicates that LIBOR may not continue to be available on the current basis (or at all) after 2021. We have LIBOR-based derivative instruments and investments, as well as debt (Junior Subordinated Notes and Federal Home Loan Bank loans), reinsurance agreements and institutional products within the Runoff segment. Regulatory and industry initiatives to eliminate LIBOR as an interest rate benchmark may create uncertainty in the valuation of our LIBOR-based derivative instruments and investments. At this time, we cannot predict the ultimate impact the elimination of LIBOR will have on financial markets, nor our investment and derivative valuations, hedge accounting, reinsurance agreements and liquidity; however, it is possible we may be unable to negotiate or amend our existing contracts with terms that are favorable to us which could adversely impact our results of operations and financial condition. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments” for additional information about the transition from LIBOR.
See “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.

A deterioration in economic conditions or a decline in home prices may adversely affect our loss experience in our mortgage insurance businesses.
Losses in our mortgage insurance businesses generally result from events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit, or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments. Rising unemployment rates and deteriorations in economic conditions, including as a result of
COVID-19,
increase the likelihood of borrower defaults and can also adversely affect housing values, which increases our risk of loss. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood of a default followed by a claim if borrowers experience a job loss or other life events that reduce their incomes or increase their expenses. In addition, declines in home values may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of any claims we may pay. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, may increase our risk of loss. Furthermore, our estimates of claims-paying resources and claim obligations are based on various assumptions, which include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated loss mitigation activities, premiums, housing prices and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Any of these events may have a material adverse effect on our business, results of operations and financial condition.
The amount of the loss we could suffer depends, in part, on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover the unpaid principal balance, interest and the expenses of the sale. In previous economic slowdowns in the United States we experienced a pronounced weakness in the housing market, as well as declines in home prices. These economic slowdowns and the resulting impact on the housing market drove high levels of delinquencies. Any delays in foreclosure processes, including foreclosure moratoriums imposed by state and local governments due to
COVID-19,
could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such delays. If we experience an increase in the number or the cost of delinquencies that are higher than expected, our business, results of operations and financial condition could be adversely affected.
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
For a further discussion of certain current investigations and proceedings in which we are involved, see note 20 in “Part II—Item 8—Financial Statements and Supplementary Data.” We cannot assure you that these investigations and proceedings will not have a material adverse effect on our liquidity, business, financial condition or results of operations. It is also possible that we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or legal proceedings could result in new legal precedents and industry-wide regulations or practices that could materially adversely affect our business, financial condition and results of operations.
An adverse change in our regulatory requirements, including risk-based capital, could have a material adverse impact on our results of operations, financial condition and business.
Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, or the addition of state regulatory supervision, rehabilitation, seizure or liquidation. As of December 31, 2020, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. However, the RBC ratio of our U.S. life insurance subsidiaries has declined over the past few years as a result of statutory losses driven by the declining performance of the business and increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews particularly in our long-term care and life insurance products. Any future statutory losses would decrease the RBC ratio of our U.S. life insurance subsidiaries. We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force
rate actions as a source of earnings and capital. We may see variability in statutory results and a further decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force
rate actions versus when the benefits from the
in-force
rate actions (including premium rate increases and associated benefit reductions) are fully realized in our financial results. Further declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
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
A further adverse change in our RBC,
risk-to-capital
ratio or other minimum regulatory requirements could cause rating agencies to further downgrade the financial strength ratings of our insurance subsidiaries and the credit ratings of Genworth Holdings, which would have an adverse impact on our ability to write and retain business, and could cause regulators to take regulatory or supervisory actions with respect to our businesses, limit the financial flexibility of our holding company, all of which could have a material adverse effect on our results of operations, financial condition and business.
Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our financial condition and results of operations or significantly impact our business.
The requirements and practices of the GSEs impact the operating results and financial performance of approved mortgage insurers, including us. Changes in the charters or business practices of Freddie Mac or Fannie Mae could materially reduce the number of mortgages they purchase that are insured by us and consequently diminish the value of our business. The GSEs could be directed to make such changes by the FHFA, which was appointed as their conservator in September 2008 and has the authority to control and direct the operations of the GSEs.
With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the United States housing market. Congress may legislate, or the administration may implement through administrative reform, structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the United States housing finance system. Congress, however, has not enacted any legislation to date. Recently, there has been increased focus on and discussion of administrative reform independent of legislative action. The proposals vary with regard to the government’s role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. If any GSE reform is adopted, whether through legislation or administrative action, it could impact the current role of private mortgage insurance as a credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, business, financial condition and results of operations. As a result of these matters, it is uncertain what role private capital, including mortgage insurance, will play in the U.S. residential housing finance system in the future or the impact any such changes could have on our business. Any changes to the charters or statutory authorities of the GSEs would likely require Congressional action to implement. Passage and timing of any comprehensive GSE reform or incremental change (legislative or administrative) is uncertain, making the actual impact on us and our industry difficult to predict. Any such changes that come to pass could have a significant impact on our business, results of operations and financial condition.
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSE’ mortgage credit risk to the private sector. This mandate builds upon the goals set in each of the last five years for the GSEs to increase the role of private capital by experimenting with different forms of transactions and structures. We have participated in credit risk transfer programs developed by Fannie Mae and Freddie Mac on a limited basis. In 2018, Freddie Mac and Fannie Mae announced the launch of limited pilot programs, Integrated Mortgage Insurance (“IMAGIN”) and Enterprise Paid Mortgage Insurance (“EPMI”), respectively, as alternative ways for lenders to sell to the GSEs loans with loan-to-value
ratios greater than 80%. These investor-paid mortgage insurance programs, in which insurance is acquired directly by each GSE, have many of the same features and represent an alternative to traditional private mortgage insurance products that are provided to individual lenders. Participants in IMAGIN and EPMI are not subject to compliance with the current PMIERs, which may create a competitive disadvantage for private mortgage insurers if these pilot programs are expanded. To the extent these credit risk products evolve in a manner that displaces primary mortgage insurance coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of alternative credit risk transfer products, if any, that are developed to meet the goals established by the FHFA. In addition, in December 2020, the FHFA published a final rule of its Enterprise Regulatory Capital Framework. The Enterprise Regulatory Capital Framework imposes a new capital framework on the GSEs, which significantly increases capital requirements and reduces capital credit on credit risk transfer transactions as compared to the previous framework. Although the Enterprise Regulatory Capital Framework will not be fully effective until the GSEs are released from conservatorship, the FHFA expects the GSEs to begin operating under relevant provisions beginning in February 2021. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements. If the GSEs increase their guarantee pricing in order to meet the higher capital requirements, that increase could have a negative impact on the private mortgage insurance market and our business. Furthermore, higher GSE capital requirements could ultimately lead to increased costs to borrowers for GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market size for private mortgage insurance. This rule could also accelerate the recent diversification of the GSE’s risk transfer programs to encompass a broader array of instruments beyond private mortgage insurance which could adversely impact our business.
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
In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements, each GSE adopted PMIERs effective December 31, 2015. Amendments to PMIERs have occurred periodically since its inception. Most recently, in December 2020, the GSEs issued a revised and restated version of PMIERs that was effective on December 31, 2020. The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force
and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high loan-to-value
mortgages. The GSEs may amend or waive PMIERs at their discretion, impose additional conditions or restrictions on us, and also have broad discretion to interpret PMIERs, which could impact the calculation of our available assets and/or minimum required assets.
The amount of capital that may be required in the future to maintain the Minimum Required Assets, as defined in PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and FHFA as and after they are implemented; (ii) the future performance of the U.S. housing market, including as a result of
COVID-19
and the length and speed of recovery; (iii) our generation of earnings in our U.S. mortgage insurance business, available assets and risk-based required assets, reducing risk in-force
and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business; and (iv) our overall financial performance, capital and liquidity levels. Depending on our actual experience, the amount of capital required under PMIERs for our U.S. mortgage insurance business may be higher than currently anticipated. In the absence of a premium increase, if we hold more capital relative to insured loans, our returns will be lower. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability, on the other hand, to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More particularly, our ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset valuations and requirement changes over time, is dependent upon, among other things: (i) our ability to complete credit risk transfer transactions on our anticipated terms and timetable, which are subject to market conditions, third-party approvals and other actions (including approval by regulators and the GSEs), and other factors which are outside of our control; and (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through these transactions. In addition, another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial, Genworth Holdings or GMHI, which could materially adversely impact our business, shareholders and debtholders.
The most recent PMIERs amendments included temporary capital preservation provisions effective through June 30, 2021, that require an approved insurer to obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer has a surplus of available assets. These PMIERs amendments have restricted and may continue to restrict our U.S. mortgage insurance business from paying dividends to us. See “—As holding companies, we and Genworth Holdings depend on the ability of our respective subsidiaries to pay dividends and make other payments and distributions to each of us and to meet our obligations.” It is unclear what, if any, further actions the GSEs may take in the event
COVID-19
financial hardships continue into the middle half of 2021. If the temporary provisions of the PMIERs amendment are not extended to include new delinquencies occurring after April 1, 2021, or borrower forbearance plans are not extended beyond 15 months, it could have a material effect on our business, results of operations and financial condition.

In September 2020, subsequent to the issuance of GMHIs senior notes, the GSEs imposed certain conditions and restrictions on our U.S. mortgage insurance business with respect to its capital. See “Regulation—Mortgage Insurance Regulation” for additional details. These additional conditions and restrictions imposed by the GSEs could limit the operating flexibility of our U.S. mortgage insurance business, particularly in the areas in which new business is written and may adversely impact its competitive position, its ability to meet and maintain compliance with the PMIERs requirements and Genworth’s overall business. Moreover, it further restricts the ability of our U.S. mortgage insurance business to pay dividends and requires the retention of higher capital levels limiting the availability of capital to be utilized elsewhere in the business.
Our assessment of PMIERs compliance is based on a number of factors, including affiliate asset valuations under PMIERs and our understanding of the GSEs’ interpretation of the PMIERs financial requirements. Although we believe we have sufficient capital in our U.S. mortgage insurance business as required under PMIERs and we remain an approved insurer, there can be no assurance these conditions will continue. In addition, there can be no assurance we will continue to meet the conditions contained in the GSE letters granting PMIERs credit for reinsurance and other credit risk transfer transactions including, but not limited to, our ability to remain below a statutory risk-to-capital
ratio of 18:1. The GSEs also reserve the right to reevaluate the credit for reinsurance and other credit risk transfer transactions available under PMIERs. If we are unable to continue to meet the requirements mandated by PMIERs, the GSE restrictions discussed above or any additional restrictions imposed on us by the GSEs, whether because the GSEs amend them or the GSE’s interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
Additionally, compliance with PMIERs requires us to seek the GSEs’ prior approval before taking many actions, including implementing certain new products or services or entering into inter-company agreements among others. PMIERs’ prior approval requirements could prohibit, materially modify or delay us in our intended course of action. Further, the GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance coverage for loans purchased by them, requiring us to modify our terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our financial position and operating results. It is possible the GSEs could, at their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the PMIERs in order for us to remain an approved insurer. Additional requirements or conditions imposed by the GSEs could limit our operating flexibility and the areas in which we may write new business. Any of these events would have a material adverse effect on our business, results of operations and financial condition.
Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on our doing business and could have a material adverse impact on our results of operations.
Certain states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to its level of risk in-force.
While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital
ratio of 25:1. If one of our U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, we would generally be required to immediately stop writing new business in the state until the insurer re-establishes
the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until we establish an alternative source of underwriting capacity acceptable to the regulator. As of December 31, 2020 and 2019, GMICO’s risk-to-capital
ratio was approximately 12.3:1 and 12.5:1, respectively. If GMICO exceeds required risk-to-capital
levels in the future, we would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.

The NAIC established the MGIWG to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the MGI Model. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force
business; (vi) prohibitions on captive reinsurance arrangements; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” The MGIWG is also working on the development of the mortgage guaranty insurance capital model, which is needed to determine the RBC and loan-level capital standards for the amended MGI Model. At this time, we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations or financial condition.
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
Australia
In Australia, APRA regulates all ADIs and life, general and mortgage insurance companies. APRA also determines the minimum regulatory capital requirements for ADIs. APRA’s current regulations provide for reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer (which currently includes our Australian mortgage insurance companies) for all non-standard
mortgages and for standard mortgages with
loan-to-value
ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard
from an ADI’s perspective. The capital levels for Australian IRB ADIs are determined by their APRA-approved IRB models, which may or may not allocate capital credit for LMI. APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk and we do not believe that the IRB ADIs currently benefit from an explicit reduction in their capital requirements for mortgages covered by mortgage insurance.
Under APRA rules, ADIs in Australia that are accredited as standardized, receive reduced capital recognition for using mortgage insurance for high loan-to-value
mortgage loans in Australia. ADIs that are considered to be advanced accredited and determine their own capital estimates, are currently working with the mortgage insurers and APRA to determine the appropriate level of recognition mortgage insurance will provide for high loan-to-value
mortgage loans. The rules also provide that ADIs would be able to acquire mortgage insurance covering less of the exposure to the loan than existing requirements with reduced capital recognition. Accordingly, lenders in Australia may be able to reduce their use of mortgage insurance for high loan-to-value
ratio mortgages or limit their use to the higher risk portions of their portfolios, which may have an adverse effect on our mortgage insurance business in Australia.
Uncertainty remains surrounding the implementation of the Basel framework. In March 2020, the Basel Committee revised the target date for implementation to January 1, 2023. It is too early to determine the ultimate impact these regulatory changes will have on our mortgage insurance business in Australia, but it is possible that its rules could discourage the use of mortgage insurance.
On December 8, 2020, APRA released a discussion paper on its proposed changes to bank capital standards in Australia. For more information about APRA and its proposed bank capital standards changes, see “Regulation—Mortgage Insurance Regulation—Australia regulation.”
Basel Framework
In December 2017, the Basel Committee published the finalization of the post-crisis reforms to the Basel framework. Among other issues, the Basel Committee addressed variability in risk-weighted assets, including residential real estate. Currently national supervisors are considering how to implement these reforms. Because these reforms are not yet implemented by national supervisors, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement the Basel framework in a manner that does not reward lenders for using mortgage insurance on high loan-to-value
mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our business and results of operations may be materially adversely affected.
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
Additionally, there may be future regulatory, tax or other impacts to existing reserve funding structures and/or future refinancing, which could require us to increase statutory reserves or incur higher operating and/or tax costs. For example, effective January 1, 2017, the NAIC adopted an amended version of AG 48, which was subsequently codified in the Term and Universal Life Insurance Reserve Financing Model Regulation. This regulation becomes effective when formally adopted by the states, however, it is not clear what additional changes or state variations may emerge as the states continue to adopt this regulation. As a result, there is the potential for additional requirements making it more difficult and/or expensive for us to mitigate the impact of Regulations XXX and AXXX. To date, four states have implemented the Term and Universal Life Insurance Reserve Financing Model Regulation, including Virginia, which is the state regulator for GLAIC, one of our principal life insurance subsidiaries.
Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our financial condition and results of operations.
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. In addition, the required adoption of future accounting and reporting standards may result in significant costs to implement. For example, new accounting guidance (that is not yet effective for us) related to long-duration insurance contracts will likely materially impact our financial position and could result in increased volatility in our results of operations, as well as other comprehensive income (loss). In addition, we may be unable to implement this new accounting guidance or other proposals by the adoption date which would materially adversely impact our business. Furthermore, the implementation of this new accounting guidance or other proposals could require us to make significant changes to systems and use additional resources, resulting in significant incremental costs. See note 2 in “Part II—Item 8—Financial Statements and Supplementary Data” for additional details.
Operational Risks
If we are unable to retain, attract and motivate qualified employees or senior management, our results of operations, financial condition and business operations may be adversely impacted.
Our success is largely dependent on our ability to retain, attract and motivate qualified employees and senior management. We face intense competition in our industry for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance and other professionals. Our ability to retain, attract and motivate experienced and qualified employees and senior management has been more challenging in light of our financial difficulties, announcements concerning expense reductions, as well as the demands being placed on our employees. In addition, our ability to attract, recruit, retain and motivate current and prospective employees may be adversely impacted by the repeated delays in the China Oceanwide transaction, the ensuing uncertainty and/or the potential alternative strategic direction the company may go. Furthermore, as the future of work evolves and work arrangements, such as a remote work environment become more flexible and commonplace, our ability to compete for qualified employees could be further challenged. A remote work environment could expand competition among employers and may put us at a disadvantage if we are unable or unwilling to implement certain of these policies. We cannot be sure we will be able to attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on results of operations, financial condition and business operations. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.
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
As discussed in “Part I—Item 1—Business,” our mortgage insurance business in Australia is highly concentrated in a small number of key lender customers, which increases our risks and exposure in the event one or more of these customers terminate or reduce their relationship with us. Any termination, reduction or material change in relationship with a key lender customer could have a material adverse effect on our future sales for one or more products. In addition, some lenders self-insure certain high loan-to-value mortgage risks. If our lending customers in this market increase the self-insurance or other alternatives to mortgage insurance, this could have an unfavorable impact on the amount of new business we are able to write and consequently, our financial condition and results of operations.
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
Our U.S. mortgage insurance business competes with the FHA and the VA, as well as certain local- and state-level housing finance agencies. Separately, the government-owned and government-sponsored enterprises, including Fannie Mae and Freddie Mac, compete with our U.S. mortgage insurance business through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets determines to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our business, financial condition and results of operations.
Our Australia mortgage insurance business operates in a similar market as that of the National Housing Finance and Investment Corporation (“NHFIC”), which is an Australian government-owned enterprise. In addition, we also compete with lender captives and direct mortgage insurers. The NHFIC may establish pricing terms and business practices, including offering a competitive product at no cost, that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In the event that a government-owned or sponsored program or entity in one of our markets determines to alter the terms and conditions of its credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our business, financial condition and results of operations.
On January 1, 2020, the NHFIC launched the FHLDS, which is a program offered to support eligible first-time home buyers at no cost. For more information on FHLDS, see “Regulation—Mortgage Insurance Regulation—Australia Regulation.”
Our business could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations, particularly given our current remote work environment and the increased risk that our employees may be unable to properly perform and execute controls. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Any material weaknesses in internal control over financial reporting, such as those we have reported in the past, or any other failure to maintain effective disclosure controls and procedures could result in material errors or restatements in our historical financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, that would result in a material adverse impact on our business and financial condition.

Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our financial condition and results of operations.
Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our partners and other third-party service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. Despite the implementation of security and back-up
measures, our computer systems and those of our partners and third-party service providers have been, and may be in the future, vulnerable to physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.
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
The area of cybersecurity has come under increased scrutiny in recent years, with various countries, government agencies and insurance regulators introducing and/or passing legislation in an attempt to safeguard personal information from the escalating cybersecurity treats. For additional details, see “Item 1. Business—Regulation—Other Laws and Regulations—Cybersecurity.”
In addition, unanticipated problems with, or failures of, our disaster recovery systems and business continuity plans could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our information technology systems and destroy, lose or otherwise compromise valuable data. Furthermore, in the event that a significant number of our employees were unavailable in the event of a disaster or a pandemic, our ability to effectively conduct business could be severely compromised. The failure of our disaster recovery systems and business continuity plans could adversely impact our profitability and our business.
Insurance and Product-Related Risks
We may be unable to maintain or increase the capital needed in our U.S. mortgage insurance business in a timely manner, on anticipated terms or at all, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required.
We intend to continue to support the increased capital needs of our U.S. mortgage insurance business resulting from PMIERs. As of December 31, 2020 and 2019, our U.S. mortgage insurance business met the PMIERs financial and operational requirements. In order to continue to provide a prudent level of financial flexibility in connection with the PMIERs capital requirements given the dynamic nature of asset valuations, requirement changes over time and recent conditions and restrictions imposed on us by the GSEs, our U.S. mortgage insurance business may be required to execute future capital transactions, including additional credit risk transfer transactions and contributions of holding company cash. See “—If we are unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
The implementation of any further credit risk transfer transactions depends on a number of factors, including but not limited to: the outcome of the China Oceanwide transaction, market conditions, third-party approvals or other actions (including approval by regulators and the GSEs), and other factors which are outside of our control, and therefore we cannot be sure we will be able to successfully implement these actions on the anticipated timetable and terms, or at all. Even if we are able to successfully implement these actions, there is no assurance we will be able to achieve the anticipated benefits from the actions. For a discussion of risks related to our strategic plans, see “—We may be unable to successfully execute strategic plans to effectively address our current business challenges.”
Our financial condition, results of operations, long-term care insurance products and/or our reputation in the market may be adversely affected if we are unable to implement premium rate increases and associated benefit reductions on our in-force
long-term care insurance policies by enough or quickly enough.
The continued viability of our long-term care insurance business, as well as that of GLIC and GLICNY, is based on our ability to obtain significant premium rate increases and associated benefit reductions on our in-force
long-term care insurance products, as warranted and actuarially justified. The adequacy of our current long-term care insurance reserves also depends significantly on certain assumptions regarding our ability to successfully execute our in-force
management rate action plan through premium rate increases and associated benefit reductions. We include assumptions for future in-force
rate actions, which includes assumptions for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed), in our determination of loss recognition testing of our long-term care insurance reserves under U.S. GAAP and asset adequacy testing of our statutory long-term care insurance reserves. In 2020, our long-term care insurance block, excluding our acquired block, includes an assumption for future in-force rate actions (anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed) of approximately $8.0 billion in its loss recognition testing.

Although the terms of our long-term care insurance policies permit us to increase premiums under certain circumstances during the premium-paying period, these increases generally require regulatory approval, which can often take a long time to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states are considering adopting long-term care insurance rate increase legislation that would further limit increases in long-term care insurance premium rates beyond the rate stability legislation previously adopted in certain states, which would adversely impact our ability to achieve anticipated rate increases. Furthermore, some states have refused to approve actuarially justified rate actions.
We will not be able to realize our future premium rate increases and associated benefit reductions in the future if we cannot obtain the required regulatory approvals. In this event, we would have to increase our long-term care insurance reserves by amounts that would likely be material and would result in a material adverse impact. Moreover, we may not be able to sufficiently mitigate the impact of unexpected adverse experience through premium rate increases and associated benefit reductions. Given the ongoing pressure to earnings from higher incurred claims in our long-term care insurance business, absent the future premium rate increases and associated benefit reductions, our results of operations, capital levels, RBC and financial condition would be materially adversely affected. In addition, if the timing of our future premium rate increases and associated benefit reductions takes longer to achieve than originally assumed, we would likely record higher reserves with no offsetting premiums and associated benefit reductions from in-force
rate actions to mitigate the negative impact, which would likely result in an operating loss for our long-term care insurance business.
Policyholders may be unwilling or unable to pay the increased premium rates we will seek to charge. We cannot predict how our policyholders and regulators may react to any in-force
rate increases, nor can we predict if regulators will approve requested in-force
rate increases.
Reinsurance may not be available, affordable or adequate to protect us against losses.
As part of our overall risk and capital management strategy, we purchase reinsurance from external reinsurers, use credit risk transfer transactions and provide internal reinsurance support for certain risks underwritten by our various business segments. These reinsurance arrangements and credit risk transfer transactions are intended to enable our businesses to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our statutory capital position, manage risk to within our tolerance level and improve the PMIERs position of our U.S. mortgage insurance business. Some of these reinsurance arrangements are indefinite, but others require periodic renewals (such as reinsurance contracts in Australia). For these arrangements, at the end of the base term, we can elect a runoff term to continue coverage, with reducing amounts of regulatory capital benefits, or attempt to negotiate a renewal. The availability and cost of reinsurance protection are impacted by our operating and financial performance, including ratings, as well as conditions beyond our control. For example, our financial challenges and adverse rating actions may reduce the availability of certain types of reinsurance and make it more costly when it is available, as reinsurers are less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain new reinsurance or renew existing reinsurance arrangements on acceptable terms, or at all, which could increase our risk and adversely affect our ability to obtain statutory capital credit for new reinsurance or could require us to make capital contributions to maintain regulatory capital requirements. Likewise, our U.S. mortgage insurance business has incurred higher expenses associated with credit risk transfer transactions during 2020 for a variety of reasons, including
COVID-19
and may be unable to obtain new transactions on acceptable terms or at all in the future. Absent the availability and affordability to enter into new credit risk transfer transactions, the ability of our U.S. mortgage insurance business to obtain PMIERs or statutory credit for new transactions could be adversely impacted. See “—If we are unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

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
In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 85% of our U.S. gross premiums earned for the year ended December 31, 2020 were renewal premiums compared to approximately 88% for both the years ended December 31, 2019 and 2018. As a result, the length of time insurance remains in-force
is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the United States generally permit a homeowner to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force
include:

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
Our U.S. mortgage primary persistency rates were 59%, 76% and 82% for the years ended December 31, 2020, 2019 and 2018, respectively. A decrease in persistency in the U.S. market generally would reduce the amount of our insurance in-force
and could have a material adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus,
Alt-A,
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
Genetic testing research and discovery is advancing at a rapid pace. Though some of this research is focused on identifying the genes associated with rare diseases, much of the research is focused on identifying the genes associated with an increased risk of various diseases such as diabetes, heart disease, cancer and Alzheimer’s disease. Diagnostic testing utilizing various blood panels or imaging techniques, including the use of artificial intelligence, may allow clinicians to detect similar diseases during an earlier treatment phase and prescribe more acute medicine or treatments. We believe that if an individual learns through such testing that they are predisposed to a condition that may reduce their life expectancy or increase their chances of requiring long-term care, they potentially will be more likely to purchase life and long-term care insurance policies or not permit their existing policy to lapse. In contrast, if an individual learns that they lack the genetic predisposition to develop the conditions that reduce longevity or require long-term care, they potentially will be less likely to purchase life and long-term care insurance products, but more likely to purchase certain annuity products and permit their life and long-term care insurance policies to lapse.
Being able to access and use the medical information (including the results of genetic and diagnostic testing) known to our prospective policyholders is important to ensure that an underwriting risk assessment matches the anticipated risk priced into our life and long-term care insurance products, as well as our annuity products. Currently, there are some state level restrictions related to an insurer’s access and use of genetic information, and periodically new genetic testing legislation is being introduced. However, further restrictions on the access and use of such medical information could create a mismatch between an assessed risk and the product pricing. Such a mismatch has the potential to increase product pricing causing a decrease in sales to lower risk individuals resulting in higher risk individuals becoming the more likely buyer. In addition, it is possible that regulators may enforce anti-discrimination provisions even when medical information is available that indicates a purchaser is at higher risk. The net result of this could cause a deterioration in the risk profile of our portfolio which could lead to payments to our policyholders and contractholders that are materially higher than anticipated. Any of these events could materially adversely affect our business, results of operations and financial condition.
In addition to earlier diagnosis or knowledge of disease risk, medical advances may also lead to newer forms of preventive care which could improve an individual’s overall health and/or longevity. If this were to occur, the duration of payments made by us under certain forms of long-term care and life insurance policies or annuity contracts would likely increase thereby reducing our profitability on those products. Conversely, slower progressing medical advances, particularly in the areas of cognitive decline, could adversely impact our long-term care insurance business as policyholders may remain on claim for a long period of time resulting in higher severity and duration of claims.
Other General Risk
The occurrence of natural or
man-made
disasters or a future pandemic could materially adversely affect our financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including fires, earthquakes, hurricanes, floods and tornadoes, and man-made
disasters, including acts of terrorism and military actions and pandemics.

For example, a natural or
man-made
disaster or a pandemic, similar to
COVID-19,
could disrupt our computer systems and our ability to conduct or process business, as well as lead to unexpected changes in policyholders and contractholders behavior. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made
disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance businesses. Disasters or a pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

Item 1B.	Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC.

Item 2.	Properties
We own our headquarters facility in Richmond, Virginia, which consists of approximately 450,000 square feet in four buildings, as well as one facility in Lynchburg, Virginia with approximately 210,000 square feet. In addition, we lease one office space with approximately 20,000 square feet in Lynchburg, Virginia and another 198,000 square feet of office space in 6 locations throughout the United States. We also lease approximately 74,000 square feet in 4 locations outside the United States.

Item 3.	Legal Proceedings
See note 20 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for a description of material pending litigation and regulatory matters affecting us.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” As of February 17, 2021, we had 292 holders of record of our Class A Common Stock.
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

	2015	2016	2017	2018	2019	2020
Genworth Financial, Inc.	$100.00	$102.14	$83.38	$124.93	$117.96	$101.34
S&P 500 ®	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P 500 Insurance Index	$100.00	$117.58	$136.62	$121.31	$156.95	$156.26
S&P MidCap 400 Index	$100.00	$120.74	$140.35	$124.80	$157.49	$179.00
S&P MidCap 400 Insurance Index	$100.00	$126.14	$148.50	$145.87	$185.40	$171.65

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
See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Item 6.	Selected Financial Data
We have elected to early apply new rules issued by the SEC on November 19, 2020 and made effective on February 10, 2021 regarding Item 301 of Regulation
S-K.
As permitted under the new SEC rules, we removed “Item 6—Selected Financial Data” from this annual report filed on Form
10-K.
We continue to provide disclosures under Item 302, “Supplemental Financial Information” found in note 19 of “Item 8—Financial Statements and Supplementary Data” and have not early applied new rules regarding changes to Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See “Part II—Item 7” for additional details and applicable disclosures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”
Item 7 of our Annual Report on Form
10-K
generally discusses
year-to-year
comparisons between the years ended December 31, 2020 and 2019. Discussions of information related to 2018 and year-to-year
comparisons between 2019 and 2018 are not included in this Form
10-K.
Comparative discussions between 2019 and 2018 can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
for the year ended December 31, 2019.
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
2020 compared to 2019

•
We had net income available to Genworth Financial, Inc.’s common stockholders of $178 million and $343 million in 2020 and 2019, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $317 million and $420 million in 2020 and 2019, respectively.

•
Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $381 million and $568 million in 2020 and 2019, respectively. The decrease was primarily attributable to higher losses largely from new delinquencies driven in large part by a significant increase in borrower forbearance as a result of
COVID-19,
reserve strengthening of $51 million on existing delinquencies and from lower net benefits from cures and aging of existing delinquencies in 2020. These decreases were partially offset by higher premiums largely driven by higher insurance in-force
and an increase in policy cancellations in our single premium mortgage insurance product primarily due to higher mortgage refinancing in 2020. The year ended December 31, 2019 included favorable reserve adjustments of $18 million mostly associated with lower expected claim rates and a favorable adjustment of $11 million related to our single premium earnings pattern review.

•
Our Australia Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $1 million and $51 million in 2020 and 2019, respectively. The decrease was primarily from loss reserve strengthening of $91 million driven by a refinement in methodology and anticipated claims outcomes due to the economic impacts caused by
COVID-19,
including incurred but not reported (“IBNR”) reserves on loans in payment deferral programs. The decrease was also attributable to lower earned premiums largely from portfolio seasoning and lower policy cancellations and lower net investment income in 2020.

•
Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $68 million in 2020 compared to an adjusted operating loss of $55 million in 2019.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $180 million primarily from an increase in claim terminations driven mostly by higher mortality as well as favorable development on IBNR claims and higher investment income in 2020. We also increased reserves by $157 million in 2020 to account for changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary.

•
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business increased $66 million predominantly attributable to higher reserves in our
10-year
term universal life insurance block as it entered its post-level premium period during the premium grace period, higher mortality in 2020 compared to 2019, higher lapses primarily associated with our large
20-year
term life insurance block as it entered its post-level premium period and a DAC impairment of $50 million in 2020. The higher loss was partially offset by a favorable unlocking of $60 million in our term universal and universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2020 compared to unfavorable unlocking of $107 million in 2019 (see “—Critical Accounting Estimates” for additional information).

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $9 million predominantly from $39 million of unfavorable charges related to loss recognition testing in 2019 that did not recur (see “—Critical Accounting Estimates—Future policy benefits” for additional information) and lower interest credited due to block runoff, partially offset by lower net spreads in 2020.

•
Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $43 million and $56 million in 2020 and 2019, respectively. The decrease was predominantly due to less favorable equity market performance, an unfavorable assumption update of $5 million and a decline in interest rates, partially offset by higher net spreads in 2020.

•	Corporate and Other Activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $176 million and $200 million in 2020 and 2019, respectively. The decrease in the loss was primarily related to lower interest expense and lower operating costs, partially offset by a lower benefit for income taxes in 2020.
Significant Developments
The periods under review include, among others, the following significant developments.
U.S. Mortgage Insurance

•
COVID-19
and CARES Act.
The United States economy and consumer confidence improved in the second half of 2020 compared to the first half of 2020 as state economies reopened in varying degrees; however, certain geographies and industries have experienced slower recoveries because of
COVID-19,
the mitigation steps taken to control its spread or changed consumer behavior. The unemployment rate was elevated at 6.7% in December 2020, compared to the pre-pandemic level of 3.5% in February 2020 but has decreased from a peak of 14.8% in April 2020. Specific to housing finance, the CARES Act requires mortgage servicers to provide up to 180 days of deferred or reduced payments (which can be extended for up to an additional 180 days), commonly referred to as “forbearance,” for borrowers with a federally backed mortgage loan who assert they have experienced a financial hardship related to
COVID-19.
Since the introduction of the CARES Act, the GSEs as well as most servicers of non-federally
backed mortgage loans have extended similar relief to their respective portfolios of loans. The FHFA extended the foreclosure moratorium until March 31, 2021 for mortgages that are purchased by the GSEs.

•
Borrower forbearance.
Forbearance periods can vary but generally may be extended up to 15 months or shortened at the request of the borrower. In February 2021, the FHFA issued guidance for loans in an active
COVID-19
forbearance plan. For those loans in a forbearance plan as of February 28, 2021, the servicer is authorized to grant an eligible borrower an extension of up to three additional months, provided the plan term does not exceed 15 months of total delinquency or a cumulative term of 15 months, whichever is shorter. Approximately 82% of our primary new delinquencies between the second and fourth quarters of 2020 were subject to a forbearance plan as compared to less than 5% in recent pre-COVID-19
quarters. Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended the fourth quarter of 2020 with approximately 5.4% or 50,018 of our active primary policies reported in a forbearance plan, of which approximately 63% were reported as delinquent.

•
Incurred losses.
Incurred losses were $381 million for the year ended December 31, 2020, of which $308 million was attributable to new delinquencies driven mostly by borrower forbearance as a result of
COVID-19.
Our U.S. mortgage insurance business strengthened its existing reserves by $65 million in 2020 primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity.

•
Mortgage originations and new insurance written
. Estimated mortgage origination volume increased during 2020 compared to 2019 primarily from low interest rates which resulted in higher refinance origination volumes and to a lesser degree higher purchase originations. In addition, the estimated private mortgage insurance available market increased driven by higher refinance originations and higher purchase market penetration. Given the volume to date, we expect mortgage originations to remain strong into the first quarter of 2021 fueled by sustained low interest rates driving refinances and by continued strength in the purchase originations market. Due to higher mortgage originations and a larger private mortgage insurance market, our new insurance written increased to $99.9 billion in 2020, a 60% increase compared to 2019. Higher new insurance written continues to drive growth in our primary insurance in force.

•
Persistency.
The growth in our primary insurance
in-force
from higher new insurance written was partially offset by lower persistency in 2020 from low interest rates. Our primary persistency declined to 59% for the year ended December 31, 2020 compared to 76% for the year ended December 31, 2019. In addition, lower persistency in our U.S. mortgage insurance business has impacted business performance in several other ways including, but not limited to, elevating single premium policy cancellations resulting in higher earned premiums and accelerating the amortization of our existing reinsurance transactions reducing their associated PMIERs capital credit.

•
PMIERs compliance.
On December 4, 2020, the GSEs issued both temporary and permanent amendments to PMIERs, which became effective retroactively on June 30, 2020. For loans that became non-performing
due to a
COVID-19
hardship, PMIERs was temporarily amended with respect to each non-performing
loan. As of December 31, 2020, our U.S. mortgage insurance business had estimated available assets of 137% above the published PMIERs requirements compared to 132% as of September 30, 2020 and 138% as of December 31, 2019. The estimated sufficiency as of December 31, 2020 was $1,229 million of available assets above the published PMIERs requirements compared to $1,074 million as of September 30, 2020 and $1,057 million as of December 31, 2019. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions recently imposed on our U.S. mortgage insurance business. The increase in PMIERs sufficiency compared to September 30, 2020 was driven in part by the completion of an insurance linked note transaction in October 2020 and elevated lapses driven by prevailing low interest rates, partially offset by elevated new insurance written. In addition, elevated lapses drove an acceleration of the amortization of our existing reinsurance transactions reducing their PMIERs capital credit in the fourth quarter of 2020. Our PMIERs required assets as of December 31, 2020 and September 30, 2020 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The application of the 0.30 multiplier to all eligible delinquencies provided $1,046 million and $1,217 million, respectively, of benefit to our December 31, 2020 and September 30, 2020 PMIERs required assets. For additional information related to PMIERs, see “Item 1—Business—Regulation—Mortgage Insurance Regulation—Other U.S. regulation and Agency Qualification Requirements.”

•
PMIERs restrictions
.
In September 2020, the GSEs imposed certain restrictions with respect to capital on our U.S. mortgage insurance business for the later of six quarters or until certain conditions are met. For additional information related to these PMIERs restrictions, see “Item 1—Business—Regulation—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements.” These restrictions require GMICO to maintain a buffer above PMIERs Minimum Required Assets, GMHI to retain $300 million in holding company cash to be available for limited purposes and prior written approval from the GSEs before any additional debt issuance by GMHI or GMICO.

•
GMHI debt offering.
On August 21, 2020, GMHI, our wholly-owned U.S. mortgage insurance subsidiary, issued $750 million of its 6.50% senior notes due in 2025. A dividend of $437 million was paid to Genworth Holdings from the net cash proceeds of the offering with the remaining amount retained by GMHI.

Australia Mortgage Insurance

•
Regulatory capital.
As of December 31, 2020, our Australia mortgage insurance business estimated its PCA ratio was approximately 165%, representing a decrease from 191% as of December 31, 2019. The decrease was principally from loss reserve strengthening predominantly driven by a refinement in methodology and anticipated claims outcomes due to the economic impacts caused by
COVID-19,
a DAC write-off of AUD$182 million recorded in the first quarter of 2020 in connection with the completion of liability adequacy testing under local Australian Accounting Standards (“AAS”) and from strong new business written in 2020.

•
Premium earnings pattern review.
Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2020, which resulted in no changes to the earnings pattern adopted in previous years.

•
Key customers.
In May 2020, following a
request-for-proposal
process, our second largest customer in our Australia mortgage insurance business advised us that they would not renew their contract with us. The contract with this customer expired in November 2020. This customer represented 11% of our gross written premiums for the year ended December 31, 2020. While the termination of the contract with this customer will reduce gross written premiums in 2021, it is expected to modestly impact future financial results of our mortgage insurance business in Australia.

U.S. Life Insurance

•
In-force
rate actions in our long-term care insurance business.
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force
rate action filings, we received 144 filing approvals from 37 states in 2020, representing a weighted-average increase of 34% on approximately $1,008 million in annualized in-force
premiums, or approximately $344 million of incremental annual premiums. We also submitted 245 new filings in 50 states in 2020 on approximately $1,485 million in annualized in-force
premiums.

•
Cumulative economic benefit from
in-force
rate actions.
We estimate that the cumulative economic benefit of our rate increases through 2020 equals approximately $14.5 billion, on a net present value basis, of the total amount required under our multi-year in-force
rate action plan in our long-term care insurance business. For additional information on the impact in-force
rate actions have on loss recognition testing of our long-term care insurance business, see “—Critical Accounting Estimates—Future policy benefits.”

•
Completion of annual long-term care insurance reviews.
We conducted a detailed review of our assumptions and methodologies of our claim reserves and future policy benefits for our long-term care insurance business and completed loss recognition testing in the fourth quarter of 2020. As a result of changes to certain assumptions and methodologies, we recorded a modest net favorable impact in 2020. In 2019, we did not make any significant changes to the assumptions or methodologies. See “—Critical Accounting Estimates” for additional information.

•
Long-term care insurance margins.
In the fourth quarter of 2020, we completed our annual assumption review for our long-term care insurance business and in aggregate our U.S. GAAP margins remained in the same range as our 2019 margins. For additional information on reserves, see “—Critical Accounting Estimates—Future policy benefits.”

•
Completion of life insurance assumption review
. We conduct a review of our assumptions for our universal and term universal life insurance products annually. In the fourth quarter of 2020, as a result of the review, we recorded a $60 million net favorable adjustment to net income in our term universal and universal life insurance products. The positive impact to earnings was primarily due to a model refinement in our term universal life insurance product related to persistency and grace period timing and lower projected cost of insurance assessments on our universal life insurance products. In the fourth quarter of 2019, as a result of the review, we recorded a $107 million unfavorable adjustment to net income in our universal and term universal life insurance products. For additional information see “—Critical Accounting Estimates—Policyholder account balances.”

•
Profits followed by losses reserve in our long-term care insurance business.
With respect to our long-term care insurance block, excluding the acquired block, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2031, by the amounts necessary to offset estimated losses during the periods that follow. During the year ended December 31, 2020, we increased our long-term care insurance future policy benefit reserves by $302 million, including $55 million during the fourth quarter of 2020, to accrue for profits followed by losses. As of December 31, 2020, the total amount accrued for profits followed by losses was $625 million.

Liquidity and Capital Resources

•	Payment of Genworth Holdings’ February 2021 senior notes. Genworth Holdings paid its 7.20% senior notes with a principal balance of $338 million at maturity on February 16, 2021.

•
Australia mortgage insurance debt issuance and redemption.
On July 30, 2020, GFMIPL issued AUD$190 million floating rate subordinated notes due in July 2030, part of which was issued in exchange for AUD$147 million of its floating rate subordinated notes due in July 2025. On August 24, 2020 and October 6, 2020, GFMIPL redeemed AUD$5 million and the remaining AUD$48 million, respectively, of its floating rate subordinated notes due in July 2025 and paid accrued interest thereon.

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

•
Repurchase of Genworth Holdings’ 2021 senior notes.
During the year ended December 31, 2020, Genworth Holdings repurchased $84 million principal amount of its senior notes with 2021 maturity dates for a pre-tax
gain of $4 million and paid accrued interest thereon.

•
Redemption of
non-recourse
funding obligations.
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont Life Insurance Company I (“Rivermont I”), our indirect wholly-owned special purpose consolidated captive insurance subsidiary, redeemed all of its $315 million of outstanding non-recourse
funding obligations due in 2050. The early redemption resulted in a pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs.

•
AXA promissory note.
On December 1, 2015, we completed the sale of our lifestyle protection insurance business to AXA. In 2017, AXA sued us for damages on an indemnity in the 2015 agreement related to alleged remediation it paid to customers who purchased payment protection insurance. On July 20, 2020, we reached a settlement agreement with AXA for losses incurred from mis-selling
complaints on policies sold from 1970 through 2004. Under the settlement agreement we agreed to make two installment payments to AXA for approximately £317 million in 2022. We further agreed to pay AXA for future claims that are still being processed currently estimated to be approximately £108 million that will be due with the final installment payment in 2022. As of December 31, 2020, the total amount owed to AXA under the settlement agreement is £425 million ($581 million) which is included in liabilities related to discontinued operations in our consolidated balance sheet.

•
Liquidity and contractual obligations.
For additional details related to Genworth Holdings’ liquidity in relation to its contractual obligations, see note 1 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

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

Regulation and Taxes

•
The effective tax rate for the years ended December 31, 2020 and 2019 was 26.2% and 27.3%, respectively. The decrease in the effective tax rate was primarily attributable to a lower effect from foreign operations and gains on forward starting swaps settled prior to the enactment of the TCJA, which will continue to be tax effected at 35% as they are amortized into net investment income, in relation to higher pre-tax
income in 2020. See note 13 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

Dispositions

•
Sale of our lifestyle protection insurance business.
As discussed above, on July 20, 2020, we reached a settlement agreement with AXA. An after-tax
loss of $549 million and $110 million is included in income (loss) from discontinued operations for the years ended December 31, 2020 and 2019, respectively, associated with the case and settlement agreement. We have established our current best estimates for future claims that are still being processed under the settlement agreement, as well as for the unrelated liability related to underwriting losses and other expenses; however, there may be future adjustments to these estimates. If amounts are different from our estimates, it could result in an adjustment to our liabilities and an additional amount reflected in income (loss) from discontinued operations. See notes 20 and 23 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

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

Critical Accounting Estimates
The accounting estimates (including sensitivities) discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. The sensitivities included in this section involve matters that are also inherently uncertain and involve the exercise of significant judgment in selecting the factors and amounts used in the sensitivities. Small changes in the amounts used in the sensitivities or the use of different factors could result in materially different outcomes from those reflected in the sensitivities. For all of these accounting estimates, we caution that future events seldom develop as estimated and management’s best estimates often require adjustment. See “Cautionary Note Regarding Forward-looking Statements.”
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

In 2020 and 2019, the results of our loss recognition testing on our long-term care insurance block, excluding the acquired block, indicated that our DAC was recoverable and reserves were sufficient, with a margin of approximately $400 million to $800 million as of December 31, 2020 compared to approximately $400 million to $700 million as of December 31, 2019. The margin in 2020 included updates for claim terminations and incidence and benefit utilization, among others. These updates drove changes to our in-force
rate action plan. The margin reflected an assumption for future in-force
rate actions (anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed) of approximately $8.0 billion in 2020 and approximately $7.6 billion in 2019. The increase in our future rate actions in 2020 was a result of new future unapproved in-force
rate actions added, partially offset by
in-force
rate action approvals received during 2020. A change in the expected amount of in-force
rate actions would impact the results of our long-term care insurance margin testing, whereby any unexpected reduction in the amount of in-force
rate actions would negatively impact our margins and could result in a premium deficiency.
We assume a static discount rate that is in line with our current portfolio yield. Our discount rate assumption for our long-term care insurance block, excluding the acquired block, was 5.34% and 5.39% in 2020 and 2019, respectively. This rate represents our expected investment returns based on the portfolio of assets supporting the net U.S. GAAP liability as of the calculation date and, therefore, excluded the impacts of qualifying hedge gains that are not currently amortizing. In the select sensitivities below, for both our long-term care insurance block excluding our acquired block and our acquired block, the 25 basis point decrease in the discount rate refers to a reduction in our portfolio yields. As of December 31, 2020 and 2019, the liability for future policy benefits associated with our long-term care insurance block, excluding the acquired block, was $26.9 billion and $24.1 billion, respectively.
The impact on our 2020 long-term care insurance loss recognition testing margin for select sensitivities were as follows:

(Amounts in millions)	Other Block (Excluding the Acquired Block)
Sensitivities on 2020 loss recognition testing:
5% relative increase in future claim costs	$(2,500)
Discount rate decrease of 25 basis points	$(1,100)
10% reduction in benefit of future in-force rate actions	$(800)
The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another. For example, the increases in claim costs do not include any offsetting impacts from potential future in-force
rate actions. Any such offset from
in-force
rate actions would primarily impact our long-term care insurance block, excluding the acquired block.
Any future adverse changes in our assumptions could result in both the impairment of DAC associated with our long-term care insurance products as well as the establishment of additional future policy benefit reserves. Any favorable variation would result in additional margin and higher income recognized over the remaining duration of the in-force
block. Our positive margin for our long-term care insurance block, excluding the acquired block, is dependent on our assumptions regarding our ability to successfully implement our in-force
rate action strategy involving premium rate increases and associated benefit reductions. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income as a loss to the extent the margin was reduced below zero.
Profits followed by losses
With respect to our long-term care insurance block, excluding the acquired block, while loss recognition testing supports that in the aggregate our reserves are sufficient, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2031, by the amounts necessary to offset estimated losses during the periods that follow. Such additional reserves are updated each period and calculated based on our estimate of the amount necessary to offset the losses in future periods utilizing expected income and current best estimate assumptions based on actual and anticipated experience, consistent with our loss recognition testing. We adjust the accrual rate prospectively, over the remaining profit periods, without any catch-up
adjustment. During the years ended December 31, 2020 and 2019, we increased our long-term care insurance future policy benefit reserves by $302 million and $213 million, respectively, to accrue for profits followed by losses. As of December 31, 2020, the total amount accrued for profits followed by losses was $625 million. The accrual is recorded quarterly and is impacted by the pattern and present value of expected future losses which are updated annually at the time in which we perform loss recognition testing. During the fourth quarter of 2020, we updated our loss recognition testing assumptions, which included changes from our annual assumption review completed in the fourth quarter of 2020 as well as updates to our future in-force
rate actions. The present value of expected future losses was approximately $2.1 billion and $2.0 billion as of December 31, 2020 and 2019, respectively. As of December 31, 2020, we estimate a factor of approximately 76% of those profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods. As of December 31, 2019, we estimated a factor of approximately 80% to ratably accrue additional future policy benefits. The decrease in the factor was mostly driven by higher actual profits in 2020 resulting in a larger increase in accrued future policy benefits during 2020, partially offset by the updated profit pattern from our annual review of assumptions completed in the fourth quarter of 2020, as well as updates to our future in-force
rate actions. There may be future adjustments to this estimate reflecting any variety of new and adverse trends that could result in increases to future policy benefit reserves for our profits followed by losses accrual, and such future increases could possibly be material to our results of operations and financial condition and liquidity.
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
As of December 31, 2020, our acquired block of long-term care insurance had positive margin of approximately $100 million to $200 million compared to approximately $100 million to $300 million as of December 31, 2019. Our discount rate assumption was 6.44% and 7.00% in 2020 and 2019, respectively. As of December 31, 2020 and 2019, the liability for future policy benefits associated with our acquired block of long-term care insurance was $1.9 billion and $2.1 billion, respectively.
The impact on our 2020 long-term care insurance loss recognition testing margin for select sensitivities were as follows:

(Amounts in millions)	Acquired Block
Sensitivities on 2020 loss recognition testing margin:
5% relative increase in future claim costs	$(100)
Discount rate decrease of 25 basis points	$(30)
The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another. For example, the increases in claim costs do not include any incremental adverse impacts from a potential decrease in the discount rate. Due to the age of our acquired block, it would not benefit significantly from future
in-force
rate actions, and therefore, there is a higher likelihood that adverse changes in our assumptions would result in an additional premium deficiency. The impacts of future adverse changes in our assumptions resulting in another premium deficiency would result in the establishment of additional future policy benefit reserves and would be immediately reflected in net income as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin and higher income recognized over the remaining duration of the in-force
block but would not have an immediate benefit to net income.
Term and whole life insurance
Similar to our long-term care insurance products, we annually perform loss recognition testing for the liability for future policy benefits for our term and whole life insurance products, excluding our acquired block, which is tested separately. The margin of our term and whole life insurance products has fluctuated over the years. As of December 31, 2020 and 2019, we had margin of approximately $300 million to $800 million and $200 million to $600 million, respectively, and a DAC balance of $1.1 billion and $1.2 billion, respectively, on our term and whole life insurance products, excluding the acquired block. If our margin is reduced below zero for our term and whole life insurance products, excluding our acquired block, we would amortize DAC up to the amount of DAC recorded on our balance sheet and if DAC was fully written off, establish additional future policy benefit reserves, either of which would result in a charge to net income.
As of December 31, 2020 and 2019, we had margin of approximately $100 million to $300 million and $100 million to $400 million, respectively, and a PVFP balance of $73 million and $74 million, respectively, on our acquired block of term and whole life insurance products. If our margin is reduced below zero for our acquired block of term and whole life insurance products, we would amortize PVFP up to the amount of PVFP recorded on our balance sheet and if PVFP was fully written off, establish additional future policy benefit reserves, either of which would result in a charge to net income.
The risks we face mostly include adverse variations in mortality and lapse assumptions. Adverse experience in one or all of these risks could result in the DAC associated with our term and whole life insurance products, excluding our acquired block and PVFP associated with our acquired block of term and whole life insurance products to no longer be fully recoverable as well as the required establishment of additional future policy benefit reserves. Any favorable variation would result in additional margin and higher income recognized over the remaining duration of the in-force
block. The sensitivities in the table below are changes that we consider to be reasonably possible given historical changes in market conditions and our experience with these products.
The impact on our 2020 term and whole life insurance loss recognition testing margin for select sensitivities were as follows:

(Amounts in millions)	Other Block (Excluding the Acquired Block)	Acquired Block	Total
Sensitivities on 2020 loss recognition testing:
2% higher mortality	$(70)	$(10)	$(80)
10% increase in lapses	$(480)	$(40)	$(520)
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
Persistent low interest rates have impacted, and may continue to impact, the margins of our fixed immediate annuity products. In 2020, the results of our loss recognition testing did not result in a premium deficiency; therefore, our liability for future policy benefits was sufficient. However, in 2019 and 2018, we determined we had premium deficiencies in our fixed immediate annuity products as a result of loss recognition testing and we increased our future policy benefit reserves and recognized expenses of $39 million and $22 million, respectively. The premium deficiency test results were primarily driven by the low interest rate environment and updated assumptions. The updated assumptions will remain locked-in
until such time as we determine another premium deficiency exists.
The impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss in net income if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin and higher income recognized over the remaining duration of the in-force
block but would not have an immediate benefit to net income. The risks we face include adverse variations in interest rates, credit spreads and mortality. Adverse experience in one or all of these risks would negatively impact our margin for this block. As of December 31, 2020, we estimate that a 10 basis point reduction in asset yields from the December 31, 2020 level or 2% lower mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on our fixed immediate annuity products, would result in a reduction to margin of approximately $28 million or $21 million, respectively. Currently, these reductions are not sufficient to reduce our margin for this block below zero. However, future adverse variations could reduce our margin below zero which would result in the establishment of additional future policy benefit reserves and reflected as a loss in net income.
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
We perform an annual review of assumptions for our universal and term universal life insurance products, typically in the fourth quarter. Our 2020 test resulted in a decrease in the liability for policyholder account balances of $118 million, with a corresponding pre-tax
benefit recorded to net income, primarily due to a model refinement in our term universal life insurance product related to persistency and grace period timing and lower projected cost of insurance assessments on our universal life insurance products. Other assumption updates mostly focused on long-term trends in mortality, persistency and interest rates. Our 2019 and 2018 tests resulted in an increase in the liability for policyholder account balances of $72 million and $119 million, respectively, with a corresponding pre-tax
loss recorded to net income. The 2019 and 2018 test results were predominantly impacted by emerging mortality experience, lower expected growth in interest rates and a prolonged low interest rate environment.
As of December 31, 2020 and 2019, we had DAC of $245 million and $333 million, respectively, and total policyholder account balances including reserves in excess of the contract value of $9.7 billion and $9.0 billion, respectively, related to our universal and term universal life insurance products. As of December 31, 2020, for our universal and term universal life insurance products, we estimate that a 100 basis point reduction in interest rates from the December 31, 2020 level, or 2% higher mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in a loss recorded to net income of approximately $1 million and $38 million, respectively. Adverse experience in persistency could also result in the DAC amortization associated with these products to be accelerated as well as the establishment of higher additional benefit reserves. Any favorable changes in these assumptions would result in lower DAC amortization as well as a reduction in the liability for policyholder account balances.
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
Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded through net income.
The following table sets forth our recorded liability for policy and contract claims by business as of December 31:

(Amounts in millions)	2020	2019
Long-term care insurance	$10,518	$10,239
U.S. mortgage insurance	555	233
Life insurance	378	248
Australia mortgage insurance	331	208
Fixed annuities	12	13
Runoff	12	9
Other mortgage insurance	11	8

Total liability for policy and contract claims	$11,817	$10,958

Long-term care insurance
The liability for policy and contract claims, also known as claim reserves, for our long-term care insurance products represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. Key assumptions include investment returns, health care experience, insured mortality, insured morbidity and expenses. Our discount rate assumption assumes a static discount rate in line with our current portfolio yield.
During the fourth quarter of 2020, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business and made certain changes to our assumptions or methodologies, particularly those assumptions used to calculate our IBNR reserves. In total, these updates reduced our liability for policy and contract claims by $38 million. During the third quarter of 2019, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business but did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns and benefit utilization rates as we typically do each quarter. These updates did not have a significant impact on claim reserve levels. As experience has emerged in the past, we have made resulting changes to our assumptions that have had a material impact on our results of operations and financial position. Our experience will continue to emerge and as a result there is a potential for future assumption reviews to result in further updates.

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
In considering the potential sensitivity of the factors underlying management’s best estimate of our mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated delinquency-to-claim
rate (“frequency”) or a relatively small percentage change in estimated claim amount (“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. For example, based on our actual experience during the three-year period ended December 31, 2020 in our U.S. mortgage insurance business, a quarterly change of 3% in the average frequency reserve factor would change the gross reserve amount for such quarter by approximately $72 million for our U.S. mortgage insurance business. Based on our actual experience during 2020, a quarterly increase of $1,000 in the severity of our average reserves combined with a 1% change in the average frequency reserve factor would change the gross reserve amount by approximately $10 million for our mortgage insurance business in Australia based on current exchange rates.
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
As of December 31, 2020 and 2019, we had $2.0 billion and $1.9 billion, respectively, of unearned premiums, of which $1.2 billion and $1.0 billion, respectively, related to our mortgage insurance business in Australia and $0.3 billion and $0.4 billion, respectively, related to our U.S. mortgage insurance business. For the year ended December 31, 2019, we increased earned premiums and decreased unearned premiums by $14 million related to our single premium earnings pattern review in our U.S. mortgage insurance business. There were no adjustments to earned premiums in our mortgage insurance businesses for the years ended December 31, 2020 and 2018.
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
In our U.S. mortgage insurance business, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata
basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in primary new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $4 million in the first full year. Likewise, if primary persistency declined on our existing insurance in-force
by 10%, earned premiums would decline by approximately $100 million during the first full year, potentially offset by lower reserves due to policies no longer being in-force.
The remaining portion of our unearned premiums primarily relates to our long-term care insurance business where the underlying assumptions related to premium recognition are not subject to significant uncertainty.

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
Amortization of DAC for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions including interest rates, policyholder persistency or lapses, insured mortality and expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2020, 2019 and 2018, key assumptions were unlocked in our U.S. Life Insurance and Runoff segments to reflect our current expectation of future investment spreads, lapse rates and mortality.
We review DAC for recoverability at least annually. For deferred annuity and universal life insurance contracts, if the present value of expected future gross profits is less than the unamortized DAC for a line of business, a charge to net income is recorded for additional DAC amortization. For traditional long-duration and short-duration contracts, if the benefit reserves plus the current estimate of expected future gross premiums and interest income for a line of business are less than the current estimate of expected future benefits and expenses (including any unamortized DAC), a charge to net income is recorded for additional DAC amortization or for increased benefit reserves. The evaluation of DAC recoverability is subject to inherent uncertainty and requires significant judgment and estimates to determine the present values of future premiums, estimated gross profits and expected benefits and expenses of our businesses. In 2020, in connection with our review of DAC for recoverability, we wrote off $63 million of DAC in our universal life insurance products due principally to lower future estimated gross profits.
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
The following table sets forth the increase (decrease) in amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2020	2019	2018
U.S. Life Insurance	$48	$58	$(3)
Australia Mortgage Insurance	—	—	—
U.S. Mortgage Insurance	6	—	—
Runoff	(2)	(2)	(2)

Total	$52	$56	$(5)

Impacts on DAC from assumption reviews
In the fourth quarter of 2020, as part of our annual review of assumptions, we increased DAC amortization by $48 million in our universal and term universal life insurance products predominantly due to changes in expected gross profits driven mostly by lower projected cost of insurance assessments on our universal life insurance products and a model refinement in our term universal life insurance product related to persistency and grace period timing.
In the fourth quarter of 2020, as part of a periodic review of assumptions, our U.S. mortgage insurance business increased DAC amortization by $6 million primarily driven by elevated lapses in 2020. For the years ended December 31, 2019 and 2018, no assumptions were unlocked in our mortgage insurance businesses.
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
The methodologies, estimates and assumptions used in valuing our fixed maturity securities evolve over time and are subject to different interpretations, all of which can lead to materially different estimates of fair value. Additionally, because the valuation is based on market conditions at a specific point in time, the period-to-period
changes in fair value may vary significantly due to changing interest rates, external macroeconomic, and credit market conditions. For example, widening credit spreads will generally result in a decrease, while tightening of credit spreads will generally result in an increase, in the fair value of our fixed maturity securities. As well, during periods of increasing interest rates, the market values of lower-yielding assets will decline. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Sensitivity Analysis—Interest Rate Risk” for the impact of hypothetical changes in interest rates on our investments portfolio.
Estimates of fair value for fixed maturity securities are obtained primarily from industry-standard pricing methodologies utilizing market observable inputs. For our less liquid securities, such as our privately placed securities, we utilize independent market data to employ alternative valuation methods commonly used in the financial services industry to estimate fair value. These securities are categorized into a three-level hierarchy based on the market observability of the inputs used in estimating the fair value.

Our valuation techniques maximize the use of observable inputs. However, for certain less liquid securities, categorized as Level 3, the valuation inputs and assumptions cannot be corroborated with market observable data and require greater estimation, resulting in values that are less certain. Additionally, the market observability of inputs may change as certain inputs may be more direct drivers of valuation at the time of pricing, or if certain assets previously in active markets become less liquid due to changes in the financial environment. As a result, more securities may be categorized as Level 3 and require more subjectivity and management judgment. See notes 2, 4 and 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the valuation of fixed maturity securities and a description of the fair value measurement estimates and level assignments.
The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of December 31:

	2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$59,524	$—	$59,524	$—
Broker quotes	730	—	—	730
Internal models	5,536	—	2,177	3,359

Total fixed maturity securities	$65,790	$—	$61,701	$4,089

	2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$54,400	$—	$54,400	$—
Broker quotes	288	—	—	288
Internal models	5,651	—	1,748	3,903

Total fixed maturity securities	$60,339	$—	$56,148	$4,191

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
The assessment of hedge effectiveness is subject to interpretation, and different interpretations or estimates may have a material effect on the amount reported in net income. In assessing whether certain derivatives qualify for hedge accounting treatment, we rely on actuarial assumptions to project the occurrence of future events. For example, we currently have qualifying forward starting interest rate swaps for which the hedged transactions include bond purchases and interest payments on the bonds. Our assessment of the effectiveness of these forward starting interest rate swaps depends upon, the availability of sufficient cash flows to satisfy future bond purchases, which is estimated using actuarial assumptions for policyholder behavior, policy lapses, and in-force
rate actions, among other projections. We assess the hedging relationship for effectiveness at inception and on an ongoing basis, and our assessment is subject to change as our best estimate of the forecasted transactions change.

Our derivative instruments are carried at fair value, which is determined using an income approach. Although we leverage inputs from independent pricing services, estimating the carrying value of derivative instruments often involves a variety of assumptions and estimates. The fair values fluctuate from period to period due to the volatility of the valuation inputs, which include forward interest rate swap curves, foreign currency exchange rates, and equity index volatility, among other variables. The majority of our freestanding derivatives portfolio is comprised of interest rate swaps used to convert floating rate investments and liabilities to fixed rate investments and liabilities. Projected increase (decrease) in market interest rates will result in a (decrease) increase in the valuation of these interest rate swaps. A decrease in the fair value of our derivatives portfolio would require us to post additional collateral to certain derivative counterparties which could add additional strain on liquidity. See “Item 1A.—Risk Factors—Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our results of operations and financial condition” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Sensitivity Analysis—Interest Rate Risk” for the impact of hypothetical changes in interest rates on our derivatives portfolio.
During the fourth quarter of 2020 we updated the discount rates used to value certain interest rate swaps. The discount rate used to value bilateral OTC derivative transactions was updated from a risk-free rate to the Secured Overnight Financing Rate (“SOFR”) swap rate plus a credit spread in order to better align our valuation with the bilateral dealers. Additionally, in preparation for the transition away from LIBOR, we were required by the Chicago Mercantile Exchange (“CME”) to replace the Overnight Index rate with SOFR to discount our swap agreements cleared through the CME. The updates to the discount rates did not have a significant impact on net income. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments—Trends and Conditions” for additional information on our transition from LIBOR.
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
The U.S. and international governments, the U.S. Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in response to
COVID-19
to support the global economy and capital markets. These policies and actions have been supportive to the worldwide economy, however, in spite of these supportive policies the U.S. economy contracted in 2020 and the world economy fell into a recession. It is too early to determine if gross domestic product (“GDP”) will continue to rebound in the first quarter of 2021 given the risk of virus re-emergence,
the slow rollout of the vaccine and the potential for further actions to be taken to mitigate the spread of the virus. We have experienced the effects of the recession, which has adversely impacted our businesses, particularly our mortgage insurance businesses during the second quarter of 2020. We could be further adversely affected if the U.S. or global recession is prolonged or the economic recovery is slow or delayed.
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”
The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Revenues:
Premiums	$4,110	$4,037	$3,994	$73	2%
Net investment income	3,260	3,220	3,121	40	1%
Net investment gains (losses)	558	50	(9)	508	NM (1)
Policy fees and other income	730	789	795	(59)	(7)%

Total revenues	8,658	8,096	7,901	562	7%

Benefits and expenses:
Benefits and other changes in policy reserves	5,391	5,163	5,606	228	4%
Interest credited	549	577	611	(28)	(5)%
Acquisition and operating expenses, net of deferrals	988	962	943	26	3%
Amortization of deferred acquisition costs and intangibles	492	441	348	51	12%
Goodwill impairment	5	—	—	5	NM (1)
Interest expense	202	239	256	(37)	(15)%

Total benefits and expenses	7,627	7,382	7,764	245	3%

Income from continuing operations before income taxes	1,031	714	137	317	44%
Provision for income taxes	270	195	70	75	38%

Income from continuing operations	761	519	67	242	47%
Income (loss) from discontinued operations, net of taxes	(549)	11	230	(560)	NM (1)

Net income	212	530	297	(318)	(60)%
Less: net income from continuing operations attributable to noncontrolling interests	34	64	70	(30)	(47)%
Less: net income from discontinued operations attributable to noncontrolling interests	—	123	108	(123)	(100)%

Net income available to Genworth Financial, Inc.’s common stockholders	$178	$343	$119	$(165)	(48)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$727	$455	$(3)	$272	60%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(549)	(112)	122	(437)	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	$178	$343	$119	$(165)	(48)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2020 compared to 2019
Premiums.
Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care and term life insurance.

•
Our U.S. Mortgage Insurance segment increased $115 million mainly attributable to higher insurance in-force
and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by lower average premium rates in 2020. The year ended December 31, 2019 included a favorable adjustment of $14 million related to our single premium earnings pattern review.

•
Our Australia Mortgage Insurance segment decreased $38 million predominantly from portfolio seasoning and lower policy cancellations in 2020. The year ended December 31, 2020 included a decrease of $5 million attributable to changes in foreign exchange rates.

•
Our U.S. Life Insurance segment decreased $3 million. Our long-term care insurance business increased $37 million largely from $114 million of increased premiums in 2020 from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in 2020. Our life insurance business decreased $40 million mainly attributable to the continued runoff of our term and whole life insurance products in 2020.

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

•
Our U.S. Life Insurance segment decreased $48 million primarily driven by a $21 million favorable correction related to ceded premiums on universal life insurance policies in 2019 that did not recur and an unfavorable unlocking of $6 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2020 compared to a favorable unlocking of $10 million in 2019. The decrease was also attributable to a decline in our universal and term universal life insurance in-force
and higher ceded reinsurance costs in 2020.

•	Our Runoff segment decreased $10 million principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in 2020.

•	Corporate and Other activities decreased $4 million primarily related to losses from non-functional currency remeasurement transactions in 2020 compared to gains in 2019.
Benefits and other changes in policy reserves
. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for long-term care insurance, life insurance, accident and health insurance, structured settlements and single premium immediate annuities with life contingencies, and claim costs incurred related to mortgage insurance products.

•	Our U.S. Mortgage Insurance segment increased $331 million largely from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of COVID-19 and strengthening of existing reserves of $65 million in 2020 primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. We also experienced lower net benefits from cures and aging of existing delinquencies in 2020. Included in 2019 were favorable reserve adjustments of $23 million mostly associated with lower expected claim rates.

•
Our Australia Mortgage Insurance segment increased $73 million primarily from loss reserve strengthening of $130 million driven by a refinement in methodology and anticipated claims outcomes due to the economic impacts caused by
COVID-19,
including IBNR reserves on loans in payment deferral programs. These increases were partially offset by favorable aging of existing delinquencies and lower new reported delinquencies, net of cures, in 2020.

•
Our Runoff segment increased $21 million primarily attributable to higher GMDB reserves in our variable annuity products due to less favorable equity market performance, an unfavorable assumption update of $7 million and higher surrenders in 2020.

•
Our U.S. Life Insurance segment decreased $198 million. Our long-term care insurance business decreased $96 million primarily due to an increase in claim terminations driven mostly by higher mortality and favorable development on IBNR claims. Given our assumption that
COVID-19
has temporarily decreased the number of new claims submitted, IBNR reserves were strengthened by $108 million, partially offsetting the favorable development on IBNR claims. In addition, we increased claim reserves by $91 million reflecting our assumption that
COVID-19
accelerated our mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. These decreases were also partially offset by aging of the in-force
block, a less favorable impact of $107 million from reduced benefits in 2020 related to in-force
rate actions approved and implemented and higher incremental reserves of $89 million recorded in connection with an accrual for profits followed by losses. The year ended December 31, 2020 also included a $17 million net favorable impact from the completion of our annual review of assumptions and methodologies. Our life insurance business decreased $58 million primarily attributable to a favorable unlocking of $124 million in our term universal and universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2020 compared to an unfavorable unlocking of $82 million in 2019 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information). This decrease was partially offset by higher reserves in our
10-year
term universal life insurance block as it entered its post-level premium period during the premium grace period and from higher mortality in 2020 compared to 2019 attributable in part to
COVID-19.
Our fixed annuities business decreased $44 million principally from $39 million of unfavorable charges in 2019 that did not recur related to loss recognition testing and from lower interest credited due to block runoff, partially offset by unfavorable market impacts, including low interest rates.

Interest credited.
Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our U.S. Life Insurance segment decreased $36 million primarily related to our fixed annuities business largely driven by a decline in the average account value in 2020.

•	Our Runoff segment increased $8 million largely related to higher account values in our corporate-owned life insurance products in 2020.
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

•
Our U.S. Life Insurance segment increased $16 million predominantly related to our long-term care insurance business principally from higher commissions and premium taxes in 2020 associated with our in-force
rate action plan.

•	Our U.S. Mortgage Insurance segment increased $15 million primarily attributable to higher operating costs driven mostly by increased sales in 2020.

•
Corporate and Other activities decreased $6 million mainly driven by lower operating expenses and a $4 million gain related to the repurchase of Genworth Holdings’ senior notes with 2021 maturity dates, partially offset by a make-whole premium of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and higher employee-related expenses in 2020.

Amortization of deferred acquisition costs and intangibles.
Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•
Our U.S. Life Insurance segment increased $46 million. Our long-term care insurance business decreased $10 million primarily related to higher persistency on policies that are not on active claim. Our life insurance business increased $68 million principally from a DAC impairment of $63 million, higher lapses primarily associated with our large
20-year
term life insurance block as it entered its post-level premium period and higher reinsurance rates in 2020. These increases were partially offset by a less unfavorable unlocking of $21 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2020 compared to 2019. Our fixed annuities business decreased $12 million principally from lower account values due to block runoff in 2020.

•	Our U.S. mortgage insurance segment increased $6 million primarily due to accelerated DAC amortization driven by elevated lapses in 2020.

•	Our Runoff segment increased $5 million mainly related to higher DAC amortization in our variable annuity products principally from less favorable equity market performance in 2020.
Goodwill impairment.
Charges for impairment of goodwill are the result of declines in the fair value of the reporting units. Our Australia Mortgage Insurance segment recorded a goodwill impairment charge of $5 million in 2020, which represented the full amount of goodwill related to our mortgage insurance business in Australia.
Interest expense.
Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse
funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•
Corporate and Other activities decreased $42 million largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020, a lower floating rate of interest on our junior subordinated notes and the repurchase of Genworth Holdings’ senior notes with 2021 maturity dates in 2020.

•
Our U.S. Life Insurance segment decreased $12 million due to our life insurance business principally related to the early redemption of non-recourse
funding obligations, partially offset by the
write-off
of $4 million in deferred borrowing costs in 2020.

•
Our U.S. Mortgage Insurance segment increased $18 million related to GMHI’s 6.50% senior notes with an aggregate principal balance of $750 million due in 2025 (“2025 Senior Notes”) issued in August 2020.

Provision for income taxes.
The effective tax rate decreased to 26.2% for the year ended December 31, 2020 from 27.3% for the year ended December 31, 2019. The decrease in the effective tax rate was primarily attributable to a lower effect from foreign operations and gains on forward starting swaps settled prior to the enactment of the TCJA, which will continue to be tax effected at 35% as they are amortized into net investment income, in relation to higher pre-tax
income in 2020.
Net income attributable to noncontrolling interests.
Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The decrease was predominantly related to lower premiums and lower net investment income, partially offset by higher net investment gains in 2020.
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
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) assume a 21% tax rate for our domestic segments and a 30% tax rate for our Australia Mortgage Insurance segment and are net of the portion attributable to noncontrolling interests. In 2018, we assumed a flat 21% tax rate on adjustments for all of our segments. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.
The following table includes a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Net income available to Genworth Financial, Inc.’s common stockholders	$178	$343	$119
Add: net income from continuing operations attributable to noncontrolling interests	34	64	70
Add: net income from discontinued operations attributable to noncontrolling interests	—	123	108

Net income	212	530	297
Less: income (loss) from discontinued operations, net of taxes	(549)	11	230

Income from continuing operations	761	519	67
Less: net income from continuing operations attributable to noncontrolling interests	34	64	70

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	727	455	(3)
Adjustments to income (loss) from continuing operations available to Genworth
Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(538)	(50)	(10)
Goodwill impairment, net (2)	3	—	—
(Gains) losses on early extinguishment of debt	9	—	—
Expenses related to restructuring	3	4	2
Fees associated with bond consent solicitation	—	—	6
Taxes on adjustments	113	11	—

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$317	$420	$(5)

(1)
For the years ended December 31, 2020, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(11) million, $(11) million and $(12) million, respectively, and adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $31 million, $11 million and $(7) million, respectively.

(2)	For the year ended December 31, 2020, goodwill impairment was adjusted for the portion attributable to noncontrolling interests of $2 million.
In 2020, we recorded a goodwill impairment of $3 million, net of the portion attributable to noncontrolling interests, in our Australia mortgage insurance business.
During 2020, we repurchased $84 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain of $4 million. In January 2020, we paid a
pre-tax
make-whole expense of

$9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse
funding obligations originally due in 2050 resulting in a
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs. These transactions were excluded from adjusted operating income (loss) as they relate to gains (losses) on the early extinguishment of debt.
In 2020, 2019 and 2018, we recorded a
pre-tax
expense of $3 million, $4 million and $2 million, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses.
There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented other than fees incurred in 2018 related to Genworth Holdings’ bond consent solicitation of $6 million for broker, advisor and investment banking fees.
Earnings (loss) per share
The following table provides basic and diluted earnings (loss) per common share for the years ended December 31:

(Amounts in millions, except per share amounts)	2020	2019	2018
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.44	$0.90	$(0.01)

Diluted	$1.42	$0.89	$(0.01)

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$0.68	$0.24

Diluted	$0.35	$0.67	$0.24

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.63	$0.84	$(0.01)

Diluted	$0.62	$0.82	$(0.01)

Weighted-average common shares outstanding:
Basic	505.2	502.9	500.4

Diluted (1)	511.6	509.7	500.4

(1)
Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2018, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of 3.8 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2018, dilutive potential weighted-average common shares outstanding would have been 504.2 million.

Diluted weighted-average shares outstanding reflect the effects of potentially dilutive securities including stock options, RSUs and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment
Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 18 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities.
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
Management regularly monitors and reports insurance
in-force
and risk
in-force.
Insurance
in-force
for our U.S. mortgage insurance business is a measure of the aggregate unpaid principal balance as of the respective reporting date for loans we insure. Insurance in-force
for our Australia mortgage insurance business is a measure of the aggregate original loan balance for outstanding insurance policies as of the respective reporting date. Risk in-force
for our U.S. mortgage insurance business is based on the coverage percentage applied to the estimated current outstanding loan balance. Risk in-force
in our Australia mortgage insurance business is computed using an “effective” risk in-force
amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force
has been calculated by applying to insurance
in-force
a factor of 35% that represents the highest expected average per-claim
payment for any one underwriting year over the life of our mortgage insurance business in Australia. We also have certain risk share arrangements in Australia where we provide pro-rata
coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata
coverage amount provided is used when applying the factor. We consider insurance in-force
and risk
in-force
to be measures of our operating performance because they represent measures of the size of our business at a specific date which will generate revenues and profits in a future period, rather than measures of our revenues or profitability during that period.
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
The United States economy and consumer confidence improved in the second half of 2020 compared to the first half of 2020 as state economies reopened in varying degrees; however, certain geographies and industries have experienced slower recoveries because of the virus, the mitigation steps taken to control its spread or changed consumer behavior. The unemployment rate was elevated at 6.7% in December 2020, compared to the pre-pandemic level of 3.5% in February 2020 but has decreased from a peak of 14.8% in April 2020. Even after the recovery in the second half of 2020, the number of unemployed Americans stands at approximately 11 million, which is 5 million higher than in February 2020. Among the unemployed, those on temporary layoff continued to decrease to 3 million from a peak of 18 million in April 2020, but the number of permanent job losses increased to 3 million. In addition, the number of long term unemployed over 26 weeks increased to 4 million. Specific to housing finance, mortgage origination activity remained robust in the fourth quarter of 2020 fueled by refinance activity and a strong surge in home sales. Refinance activity remained robust but relatively flat as compared to the third quarter of 2020. After experiencing a slowdown in sales during the second quarter of 2020, the purchase market improved in the second half of 2020 with sales of previously owned homes increasing 10% in the fourth quarter of 2020 compared to the third quarter of 2020 and inventories declining from 2.8 months to 2.1 months. The pandemic continued to affect our financial results in the fourth quarter of 2020 but to a lesser extent than in the second and third quarters of 2020 as primarily evidenced by the elevated, but declining, servicer reported forbearance and new delinquencies during the fourth quarter of 2020.
The impact of
COVID-19
on our future business results is difficult to predict. We have performed and have periodically revised our scenario planning to help us better understand and tailor our actions to help mitigate the potential adverse effects of the pandemic on our financial results. While our current financial results to date fall within the range of our current scenarios, the ultimate outcomes and impact on our U.S. mortgage insurance business will depend on the spread and length of the pandemic. Of similar importance will be the amount, type and duration of government stimulus and its impact on borrowers, regulatory and government actions to support housing and the economy, spread mitigating actions to curb the current increase in cases, the possible resurgence of the virus in the future and the shape of economic recovery, all of which are unknown at present. It is difficult to predict how long borrowers will need to use forbearance to assist them during the pandemic. Given the length of time current forbearance plans may be extended, the resolution of a delinquency in a plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer. We continue to monitor
COVID-19
developments and regulatory and government actions. However, given the specific risks to our U.S. mortgage insurance business, it is possible the pandemic could have a significant adverse impact on our results of operations and financial condition.
Specific to housing finance, the CARES Act requires mortgage servicers to provide up to 180 days of deferred or reduced payments (forbearance) for borrowers with a federally backed mortgage loan who assert they have experienced a financial hardship related to
COVID-19.
Forbearance may be extended for an additional 180 days up to a year in total or shortened at the request of the borrower. Federally backed mortgages include FHA and VA backed loans and those purchased by Fannie Mae and Freddie Mac. The CARES Act also prohibited foreclosures on all federally backed mortgage loans, except for vacant and abandoned properties, for a
60-day
period that began on March 18, 2020. Since the introduction of the CARES Act, the GSEs as well as most servicers of non-federally
backed mortgage loans have extended similar relief to their respective portfolios of loans. The FHFA extended the foreclosure moratorium until at least March 31, 2021 for mortgages that are purchased by the GSEs, and on February 9, 2021, the FHFA announced that borrowers whose loans are backed by the GSEs and are in an active COVID-19 forbearance plan as of February 28, 2021 may be granted an extension of up to an additional three months, provided the plan term does not exceed 15 months of total delinquency or a cumulative term of 15 months, whichever is shorter. At the conclusion of the forbearance term, a borrower may either bring their loan current, defer any missed payments until the end of their loan, or the loan can be modified through a repayment plan or extension of the mortgage term. In addition, the CARES Act provides that furnishers of credit reporting information, including servicers, should continue to report a loan as current to credit reporting agencies if the loan is subject to a payment accommodation, such as forbearance, so long as the borrower abides by the terms of the accommodation. Many servicers have updated and improved their reporting to private mortgage insurers when a loan is covered by forbearance. Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended the fourth quarter of 2020 with approximately 5.4% or 50,018 of our active primary policies reported in a forbearance plan, of which approximately 63% were reported as delinquent. Forbearance to date has been a leading indicator of future new delinquencies; however, it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent.
Market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the FHA and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products such as those offered through Freddie Mac’s IMAGIN and Fannie Mae’s EPMI pilot programs, as well as low down payment programs available through the FHA or GSEs. On December 17, 2020, the FHFA published the Enterprise Regulatory Capital Framework Final Rule for Fannie Mae and Freddie Mac, which includes significantly increased regulatory capital requirements for the GSEs over current requirements. Higher GSE capital requirements could ultimately lead to increased costs to borrowers for GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. On January 20, 2021, the White House Chief of Staff issued a memorandum announcing a regulatory freeze that halted enactment of new regulations pending review by regulatory appointees. The memorandum includes regulations published in the Federal Register but not yet effective, which includes a number of regulations that could impact the market for private mortgage insurance, including QM rules and the Enterprise Regulatory Capital Framework. We do not expect a delay in the effective dates will have an impact on our U.S. mortgage insurance business. On January 14, 2021, the U.S. Secretary of the Treasury and the FHFA Director agreed to amend the Preferred Stock Purchase Agreements (“PSPAs”) between the U.S. Treasury and each of the GSEs to increase the amount of capital each GSE may retain. In addition, among other things, the PSPAs limit the amount of certain mortgages the GSEs may acquire, including certain mortgages with combined loan-to-value ratios above 90%. Because these limits are based on the current market size, we do not expect any impact to the private mortgage market in the near term. For more information about the potential future impact, see “Item 1A—Risk Factors—Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our financial condition and results of operations or significantly impact our business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.”
Estimated mortgage origination volume increased during 2020 compared to 2019 primarily as lower interest rates resulted in higher refinance origination volumes and to a lesser degree higher purchase originations. The estimated private mortgage insurance available market increased driven by higher refinance originations and higher purchase market penetration. Given the volume experienced in 2020, we expect mortgage originations to remain strong into the first quarter of 2021 fueled by sustained low interest rates driving refinances and by continued strength in the purchase originations market.

Our primary persistency declined to 59% for the year ended December 31, 2020 compared to 76% for the year ended December 31, 2019. Lower persistency has impacted business performance trends in several ways including, but not limited to, offsetting insurance in-force
growth from new insurance written, elevating single premium policy cancellations resulting in higher earned premiums, accelerating the amortization of our existing reinsurance transactions reducing their associated PMIERs capital credit in 2020 and shifting the concentration of our primary insurance in-force. For the year ended December 31, 2020, our primary insurance in-force
has less than 10% concentration in 2014 and prior book years. Our 2005 through 2008 book year concentration is approximately 5%.
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
New insurance written of $99.9 billion in 2020 increased 60% compared to 2019 primarily due to higher mortgage refinancing originations and a larger private mortgage insurance market. Our largest customer accounted for 12% and 16% of our total new insurance written during 2020 and 2019, respectively. No other customer exceeded 10% of our new insurance written during 2020 and 2019. Additionally, no customer had earned premiums that accounted for more than 10% of our U.S. mortgage insurance business total revenues for the years ended December 31, 2020 and 2019. For more information on the potential impacts due to customer concentration, see “Item 1A—Risk Factors—Our reliance on key customer or distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced.”
Our market share is influenced by the execution of our go to market strategy, including but not limited to, pricing competitiveness relative to our peers and our selective participation in forward commitment transactions. Our market share remains impacted by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition and the execution of its strategic plans. We continue to manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time when circumstances warrant.
Net earned premiums increased in 2020 compared to 2019 primarily from growth in our insurance in-force
and from an increase in single premium policy cancellations driven largely by higher mortgage refinancing, partially offset by lower average premium rates. The year ended December 31, 2019 included a favorable adjustment of $14 million related to our single premium earnings pattern review. As a result of
COVID-19,
we experienced a significant increase in the number of reported delinquent loans between the second and fourth quarters of 2020 as compared to recent pre-COVID-19
quarters. During this time and consistent with prior years, servicers continued the practice of remitting premium during the early stages of default. As a result, we did not experience an impact to earned premiums during 2020. Additionally, we have a business practice of refunding the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded in 2020 associated with the increased number of delinquent loans was not significant to the change in earned premiums for the year ended December 31, 2020 as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim (“roll rates” or “claim rates”) for these loans. The post-default premium liability increased by $3 million primarily as a result of
COVID-19
delinquencies and the total liability for all delinquencies was $9 million as of December 31, 2020. As a result of
COVID-19,
certain state insurance regulators have issued orders or provided guidance to insurers requiring or requesting the provision of grace periods of varying lengths to insureds in the event of non-payment
of premium. Regulators differ greatly in their approaches but generally focus on the avoidance of cancellation of coverage for non-payment.
We currently

comply with all state regulatory requirements and requests. If timely payment is not made, future premiums could decrease and the certificate of insurance could be subject to cancellation after 60 days, or such longer time as required under applicable law. During 2020, servicers also continued to remit premium on non-delinquent
loans and therefore we did not experience a significant change to earned premiums.
Our loss reserves and loss ratio continue to be negatively impacted by
COVID-19.
Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job have taken advantage of available forbearance programs and payment deferral options. As a result, we have seen elevated new delinquencies which may ultimately cure at a higher rate than traditional delinquencies should economic activity return to pre-COVID-19
levels. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after, COVID-19 is an ongoing health crisis and we do not know when it will end, making it more difficult to determine the effectiveness of forbearance and the resulting roll rates for new delinquencies in forbearance plans. Given this difference, our prior hurricane experience was leveraged as one of many considerations in the establishment of an appropriate roll rate estimate for new delinquencies in forbearance plans that have emerged as a result of COVID-19. Severity of loss on loans that do go to claim, however, may be negatively impacted by the extended forbearance timeline, the associated elevated expenses, the higher loan amount of the recent new delinquencies and the potential for home price depreciation.
Our loss ratio was 39% for the year ended December 31, 2020, compared to 6% for the year ended December 31, 2019. The increase was largely from higher new delinquencies in 2020 primarily from an increase in borrower forbearance as a result of
COVID-19.
We also strengthened reserves on existing delinquencies by $65 million during 2020 driven primarily by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. This reserve strengthening compares to favorable reserve adjustments of $23 million in 2019 mostly associated with lower expected claim rates. The favorable reserve adjustments of $23 million along with a $14 million favorable adjustment to earned premiums from our single premium earnings pattern review reduced the loss ratio by three percentage points in 2019. In addition, we experienced lower net benefits from cures and aging of existing delinquencies in 2020. New primary delinquencies of 85,074 contributed $308 million of loss expense during 2020 largely determined by applying a roll rate estimate which considers the emergence of cures on forbearance and non-forbearance
delinquencies and the ongoing economic impact due to the pandemic. Approximately 82% of our primary new delinquencies between the second and fourth quarters of 2020 were subject to a forbearance plan as compared to less than 5% in recent quarters prior to
COVID-19.
For the year ended December 31, 2019, we had $120 million of loss expense from 33,236 new primary delinquencies. Prior to
COVID-19,
traditional measures of credit quality, such as FICO score and whether a loan had a prior delinquency were most predictive of new delinquencies. Because the pandemic has affected a broad portion of the population, attribution analysis of
COVID-19
new delinquencies revealed that additional factors such as higher debt-to-income
ratios, geographic regions more affected by the virus or with a higher concentration of affected industries, loan size and servicer process differences rose in significance.
GMICO’s
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 12.3:1 and 12.5:1 as of December 31, 2020 and 2019, respectively. This risk-to-capital
ratio remains below the NCDOI’s maximum
risk-to-capital
ratio of 25:1. North Carolina’s calculation of
risk-to-capital
excludes the risk
in-force
for delinquent loans given the established loss reserves against all delinquencies. As a result, we do not expect any immediate, material pressure to GMICO’s risk-to-capital
ratio in the short term as a result of
COVID-19.
GMICO’s ongoing
risk-to-capital
ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support provided.

Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report evidencing its compliance with PMIERs. On June 29, 2020, the GSEs issued the PMIERs Amendment, which included both temporary and permanent amendments to PMIERs and became effective on June 30, 2020. In September 2020, the GSEs issued an amended and restated version of the PMIERs Amendment that was effective retroactively on June 30, 2020 and included new reporting requirements that became effective on December 31, 2020. The GSEs issued another revised and restated version in December 2020 that extended certain defined periods within the PMIERs Amendment. In addition, in September 2020, certain GSE Restrictions were imposed with respect to capital on our U.S. mortgage insurance business. For additional details related to PMIERs, the PMIERs Amendment and the GSE Restrictions, see “Item 1—Regulation—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements.” These restrictions will remain in effect until the later of six quarters or until the collective GSE Conditions are met.
As of December 31, 2020, our U.S. mortgage insurance business had estimated available assets of $4,588 million against $3,359 million net required assets under PMIERs compared to available assets of $4,451 million against $3,377 million net required assets as of September 30, 2020 and available assets of $3,811 million against $2,754 million net required assets as of December 31, 2019. The estimated sufficiency as of December 31, 2020 was $1,229 million or 137% above the published PMIERs requirements, compared to $1,074 million or 132% above the published PMIERs requirements as of September 30, 2020 and $1,057 million or 138% above the PMIERs requirements as of December 31, 2019. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions recently imposed on our U.S. mortgage insurance business. The increase in the PMIERs sufficiency compared to September 30, 2020 was driven in part by the completion of an insurance linked note transaction in October 2020, which added $311 million of additional PMIERs capital credit as of December 31, 2020, and elevated lapses driven by prevailing low interest rates, partially offset by elevated new insurance written. In addition, elevated lapses continued to drive an acceleration of the amortization of our existing reinsurance transactions, which caused a reduction in PMIERs capital credit in the fourth quarter of 2020. Our PMIERs required assets as of December 31, 2020 and September 30, 2020 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The application of the 0.30 multiplier to all eligible delinquencies provided $1,046 million of benefit to our December 31, 2020 PMIERs required assets compared to $1,217 million benefit as of September 30, 2020.
On October 22, 2020 we obtained $350 million of fully collateralized excess of loss reinsurance coverage from Triangle Re 2020 on a portfolio of existing mortgage insurance policies written from January 2020 through August 2020. For additional details see note 8 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” Our credit risk transfer transactions provided an estimated aggregate of $936 million of PMIERs capital credit as of December 31, 2020. We may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
Our U.S. mortgage insurance business paid dividends of $437 million in 2020 generated from the net cash proceeds of GMHI’s 2025 Senior Notes offering. As a result of the uncertainty regarding the impact of
COVID-19
and the recently imposed PMIERs Amendment and GSE Restrictions on our U.S. mortgage insurance business, we intend to preserve PMIERs available assets. Accordingly, we intend to defer the payment of additional dividends in 2021. The amount and timing of future dividends will depend on the economic recovery from
COVID-19,
among other factors.
As discussed under “Item 1—Business—Regulation,” pursuant to its authority under the Dodd-Frank Act, the CFPB issued the QM Rule that became effective on January 10, 2014, establishing underwriting and product feature requirements for mortgages to be deemed QMs. The regulations include the QM Patch, which provides that mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines are deemed to be QMs until the earlier of (i) when the GSEs exit FHFA conservatorship or (ii) the mandatory compliance date of the final amendments to the QM Rule. The QM Patch permits loans that exceed a debt-to-income
ratio of 43% to be eligible for QM status. Many of the loans that qualify under the QM Patch require credit enhancement, of which private mortgage insurance is the predominate form of coverage. On June 22, 2020, the CFPB issued a Notice of Proposed Rulemaking seeking comments on a proposed amendment to the QM Rule, which among other things, would remove the QM loan definition’s 43%
debt-to-income
ratio and replace it with a limit based on the loan’s pricing. On August 18, 2020, the CFPB issued an additional Notice of Proposed Rulemaking adding a “seasoning” approach to the QM “safe harbor.” The proposed rule exempts lenders from liability when they make a reasonable, good faith determination of a consumer’s ability to repay any non-QM
loan that has experienced minimal delinquencies within the first three years after origination. Both rules have been published in final form in the Federal Register. The QM Rule has an optional effective date of March 1, 2021 and a mandatory effective date of July 1, 2021. The “seasoning” rule goes into effect on March 1, 2021. We do not expect the final rules to significantly impact our U.S. mortgage insurance business.
Segment results of operations
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Revenues:
Premiums	$971	$856	$746	$115	13%
Net investment income	133	117	93	16	14%
Net investment gains (losses)	(4)	1	—	(5)	NM (1)
Policy fees and other income	6	4	2	2	50%

Total revenues	1,106	978	841	128	13%

Benefits and expenses:
Benefits and other changes in policy reserves	381	50	36	331	NM (1)
Acquisition and operating expenses, net of deferrals	206	191	169	15	8%
Amortization of deferred acquisition costs and intangibles	21	15	14	6	40%
Interest expense	18	—	—	18	NM (1)

Total benefits and expenses	626	256	219	370	145%

Income from continuing operations before income taxes	480	722	622	(242)	(34)%
Provision for income taxes	102	153	132	(51)	(33)%

Income from continuing operations	378	569	490	(191)	(34)%
Adjustments to income from continuing operations:
Net investment (gains) losses	4	(1)	—	5	NM (1)
Taxes on adjustments	(1)	—	—	(1)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$381	$568	$490	$(187)	(33)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2020 compared to 2019
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily attributable to higher losses largely from new delinquencies driven in large part by a significant increase in borrower forbearance as a result of
COVID-19,
reserve strengthening of $51 million on existing delinquencies and from lower net benefits from cures and aging of existing delinquencies in 2020. These decreases were partially offset by higher premiums largely driven by higher insurance in-force
and an increase in policy cancellations in our single premium mortgage insurance product primarily due to higher mortgage refinancing in 2020. The year ended December 31, 2019 included favorable reserve adjustments of $18 million mostly associated with lower expected claim rates and a favorable adjustment of $11 million related to our single premium earnings pattern review.
Revenues
Premiums increased mainly attributable to higher insurance
in-force
and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by lower average premium rates in 2020. The year ended December 31, 2019 included a favorable adjustment of $14 million related to our single premium earnings pattern review.
Net investment income increased primarily due to higher average invested assets, partially offset by lower investment yields in 2020.
Net investment losses in 2020 were primarily driven by impairments and net losses from the sale of fixed maturity securities. Net investment gains in 2019 were largely from net gains from the sale of fixed maturity securities.
Benefits and expenses
Benefits and other changes in policy reserves increased largely from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of
COVID-19
and strengthening of existing reserves of $65 million in 2020 primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. We also experienced lower net benefits from cures and aging of existing delinquencies in 2020. Included in 2019 were favorable reserve adjustments of $23 million mostly associated with lower expected claim rates.
Acquisition and operating expenses, net of deferrals, increased primarily from higher operating costs driven mostly by increased sales in 2020.
Amortization of deferred acquisition costs and intangibles increased primarily due to accelerated DAC amortization of $6 million driven by elevated lapses in 2020.
Interest expense in 2020 relates to GMHI’s 2025 Senior Notes issued in August 2020.
Provision for income taxes.
The effective tax rate was 21.2% and 21.3% for the years ended December 31, 2020 and 2019, respectively, consistent with the U.S. corporate federal income tax rate.
U.S. Mortgage Insurance selected operating performance measures
We revised the product descriptions in our U.S. Mortgage Insurance segment in 2020 to conform with industry convention and certain regulatory definitions, including classifications under PMIERs. Prior year amounts have been reclassified to conform to the current year presentation. The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Primary insurance in-force (1)	$207,900	$181,800	$157,100	$26,100	14%
Risk in-force:
Primary	$52,500	$46,200	$40,100	$6,300	14%
Pool	100	200	300	(100)	(50)%

Total risk in-force	$52,600	$46,400	$40,400	$6,200	13%

New insurance written	$99,900	$62,400	$40,000	$37,500	60%
Net premiums written	$894	$818	$764	$76	9%

(1)
In the fourth quarter of 2020, the company revised the presentation of its U.S. Mortgage Insurance segment’s primary insurance in-force
to represent the aggregate unpaid principal balance for loans we insure. Prior year amounts have been reclassified to conform to the current year presentation. Original loan balances are primarily used to determine premiums.

2020 compared to 2019
Primary insurance
in-force
and risk
in-force
Primary insurance
in-force
increased largely from new insurance written, partially offset by lapses and cancellations as we experienced lower persistency in 2020. Primary persistency was 59% and 76% for the years ended December 31, 2020 and 2019, respectively. This decrease in persistency resulted in elevated single premium policy cancellations in 2020. Total risk in-force
increased largely from higher primary insurance
in-force.
New insurance written
New insurance written increased principally due to higher mortgage refinancing originations and a larger private mortgage insurance available market in 2020.
Net premiums written
Net premiums written increased primarily from higher average primary insurance in-force,
partially offset by higher ceded premiums in 2020.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2020	2019	2018	2020 vs. 2019
Loss ratio	39%	6%	5%	33%
Expense ratio (net earned premiums)	23%	24%	25%	(1)%
The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio (net earned premiums) is the ratio of general expenses to net earned premiums. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2020 compared to 2019
The loss ratio increased largely from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of
COVID-19
and strengthening of existing reserves of $65 million in 2020 primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. We also experienced lower net benefits from cures and aging of existing delinquencies in 2020. Included in 2019 were $23 million of favorable reserve adjustments mostly associated with lower expected claim rates and a $14 million favorable adjustment to earned premiums associated with the review of our single premium earnings pattern. These adjustments reduced the loss ratio by three percentage points in 2019.
The expense ratio (net earned premiums) decreased primarily from higher net earned premiums, partially offset by higher operating costs and DAC amortization in 2020. Net earned premiums increased mainly attributable to higher insurance in-force
and an increase in policy cancellations in our single premium mortgage insurance product driven largely by mortgage refinancing, partially offset by lower average premium rates in 2020. We recorded a $14 million favorable adjustment related to our single premium earnings pattern review in 2019.

U.S. mortgage insurance loan portfolio
The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2020	2019	2018
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$34,520	$32,502	$27,762
90.01% to 95.00%	92,689	83,189	72,475
80.01% to 90.00%	80,637	65,978	56,739
80.00% and below	101	116	127

Total	$207,947	$181,785	$157,103

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$9,279	$8,365	$7,125
90.01% to 95.00%	26,774	23,953	20,941
80.01% to 90.00%	16,401	13,903	12,043
80.00% and below	21	25	27

Total	$52,475	$46,246	$40,136

Primary insurance in-force by credit quality at origination:
Over 760	$78,488	$69,129	$59,949
740—759	33,635	29,961	25,377
720—739	30,058	26,184	22,196
700—719	25,870	21,567	17,853
680—699	20,140	16,935	14,284
660—679 (1)	9,819	8,504	8,080
640—659	5,935	5,379	5,011
620—639	2,902	2,794	2,766
<620	1,100	1,332	1,587

Total	$207,947	$181,785	$157,103

Primary risk in-force by credit quality at origination:
Over 760	$19,691	$17,606	$15,312
740—759	8,497	7,685	6,548
720—739	7,673	6,717	5,726
700—719	6,579	5,464	4,544
680—699	5,100	4,286	3,636
660—679 (1)	2,442	2,113	2,019
640—659	1,472	1,322	1,237
620—639	737	709	703
<620	284	344	411

Total	$52,475	$46,246	$40,136

(1)	Loans with unknown FICO scores are included in the 660-679 category.
Based upon FICO at loan closing, prime loans represented 99% of our primary risk in-force
as of December 31, 2020 and 2019.
Delinquent loans and claims
Our delinquency management process begins with notification by the loan servicer of a delinquency on an insured loan. “Delinquency” is defined in our master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a delinquency if the borrower fails to make two consecutive monthly mortgage payments prior to the due date of the next mortgage payment. We generally consider a loan to be delinquent and establish required reserves after the insured notifies us that the borrower has failed to make two schedule mortgage payments. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness/death, inability to manage credit, falling home prices and interest rate levels. Borrowers may cure delinquencies by making all of the delinquent loan payments, agreeing to a loan modification, or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, delinquencies that are not cured result in a claim under our policy. The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of December 31:

	2020	2019	2018
Primary insurance:
Insured loans in-force	924,624	851,070	772,470
Delinquent loans	44,904	16,392	16,860
Percentage of delinquent loans (delinquency rate)	4.86%	1.93%	2.18%
The delinquency rate as of December 31, 2020 increased compared to December 31, 2019 and 2018 primarily as a result of the rise in unemployment and the significant increase in borrower forbearance driven by
COVID-19.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force
by aged missed payment status in our U.S. mortgage insurance portfolio as of December 31:

	2020
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,484	$43	$549	8%
4 - 11 payments	30,324	331	1,853	18%
12 payments or more	4,096	143	204	70%

Total	44,904	$517	$2,606	20%

	2019
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,618	$28	$386	7%
4 - 11 payments	4,876	78	225	35%
12 payments or more	2,898	99	146	68%

Total	16,392	$205	$757	27%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
As of December 31, 2020, we have experienced an increase in total missed payments and payments that are delinquent for
4-11
months due in large part to borrowers entering a forbearance plan driven by
COVID-19.
Forbearance plans may be extended up to 15 months, therefore, it is possible we could experience elevated delinquencies in this aged category during 2021. Resolution of a delinquency in a plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer.

Beginning in the second quarter of 2020, total primary delinquencies started to increase considerably driven primarily by a significant increase in borrower forbearance as a result of
COVID-19.
We estimated the loss reserve for forbearance delinquencies by applying a roll rate estimate which considers the emergence of cures on forbearance and non-forbearance
delinquencies and the ongoing economic impact due to the pandemic. The large volume of additional forbearance delinquencies combined with lower loss expectations on delinquencies subject to a forbearance plan drove the decrease in reserves as a percentage of risk in-force
as of December 31, 2020.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. The tables below set forth the dispersion of direct primary case reserves and our primary delinquency rates for the 10 largest states and the 10 largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our risk in-force
as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of December 31, 2020	Percent of direct case reserves as of December 31, 2020 (1)	Delinquency rate as of December 31,
			2020	2019	2018
By State:
California	11%	11%	6.20%	1.42%	1.27%
Texas	8%	8%	5.82%	2.02%	2.28%
Florida (2)	7%	10%	6.92%	2.13%	2.89%
Illinois (2)	5%	6%	5.21%	2.25%	2.25%
New York (2)	5%	11%	6.92%	2.98%	3.61%
Michigan	4%	2%	2.93%	1.43%	1.40%
Washington	4%	3%	5.37%	1.10%	1.04%
Pennsylvania (2)	4%	3%	4.11%	2.12%	2.75%
North Carolina	4%	2%	3.84%	1.79%	2.27%
Arizona	3%	2%	4.54%	1.46%	1.54%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	Percent of primary risk in-force as of December 31, 2020	Percent of direct case reserves as of December 31, 2020 (1)	Delinquency rate as of December 31,
			2020	2019	2018
By MSA or MD:
Chicago-Naperville	3%	4%	6.36%	2.50%	2.44%
Phoenix	3%	2%	4.63%	1.38%	1.41%
New York	3%	8%	10.25%	3.68%	5.25%
Atlanta	2%	3%	6.68%	2.14%	2.54%
Washington DC-Arlington	2%	2%	6.09%	1.47%	1.64%
Houston	2%	3%	7.59%	2.62%	3.12%
Riverside-San Bernardino	2%	2%	7.08%	2.08%	1.95%
Los Angeles-Long Beach	2%	2%	7.57%	1.35%	1.26%
Dallas	2%	2%	5.10%	1.85%	2.01%
Seattle-Bellevue	2%	2%	6.33%	0.98%	0.97%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
The frequency of delinquencies may not correlate directly with the number of claims received because delinquencies may cure. The rate at which delinquencies cure is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether a delinquency leads to a claim correlates highly with the borrower’s equity at the time of delinquency, as it influences the borrower’s willingness to continue to make payments, the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan and the borrower’s financial ability to continue making payments. When we receive notice of a delinquency, we use our proprietary model to determine whether a delinquent loan is a candidate for a modification. When our model identifies such a candidate, our loan workout specialists prioritize cases for loss mitigation based upon the likelihood that the loan will result in a claim. Loss mitigation actions include loan modification, extension of credit to bring a loan current, foreclosure forbearance, pre-foreclosure
sale and
deed-in-lieu.
These loss mitigation efforts often are an effective way to reduce our claim exposure and ultimate payouts.
The following table sets forth the dispersion of our direct primary case reserves and primary insurance in-force
and risk
in-force
by year of policy origination, weighted average mortgage interest rate and delinquency rate as of December 31, 2020:

(Amounts in millions)	Weighted average rate (1)	Percent of direct case reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2004 and prior	6.12%	3%	$708	—%	$202	—%	16.82%
2005 to 2008	5.50%	25	10,614	5	2,716	5	13.35%
2009 to 2012	4.25%	1	1,210	1	320	1	6.31%
2013	4.14%	1	1,820	1	512	1	4.84%
2014	4.46%	3	3,699	2	999	2	6.06%
2015	4.16%	5	7,887	4	2,104	4	5.66%
2016	3.88%	9	15,385	7	4,063	8	5.46%
2017	4.25%	12	16,289	8	4,180	8	6.51%
2018	4.76%	14	17,235	8	4,322	8	7.70%
2019	4.20%	19	39,463	19	9,840	19	5.60%
2020	3.29%	8	93,637	45	23,217	44	1.09%

Total portfolio	3.89%	100%	$207,947	100%	$52,475	100%	4.86%

(1)	Average annual mortgage interest rate weighted by insurance in-force.
(2)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
For policy years after 2008, the average annual mortgage interest rate has been consistently below 5%, with its lowest point at 3.29% for policy year 2020. Loss reserves in policy years 2005 through 2008 are outsized compared to their representation of risk in-force.
The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years as a result of
COVID-19
given their significant representation of risk
in-force.
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
Pre-foreclosure
sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary mortgage insurance claim severity was 106%, 112% and 118% for the years ended December 31, 2020, 2019 and 2018, respectively. The average claim severities do not include the effects of agreements on non-performing
loans.

Australia Mortgage Insurance segment
Trends and conditions
Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During 2020, the Australian dollar weakened against the U.S. dollar compared to 2019, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.
Australia has made significant progress in containing the spread of
COVID-19,
and a recovery in economic activity is underway. However, recovery has been varied and uneven throughout the country, with activity restricted by regional lockdowns to contain
COVID-19
outbreaks. Early in the pandemic, the Australian Government took steps to support jobs, incomes and businesses by providing multiple economic stimulus packages, including wage subsidies, income support to households and cash flow support to businesses. In addition, many of our lender customers created programs that allow affected borrowers the option to defer their mortgage payments, without penalty, for an initial period of up to six months. Under regulatory guidance, borrowers participating in these programs, unless previously delinquent, are reported as current during the deferral period. As of December 31, 2020, the business had over 8,100 insured loans in-force
still participating in a payment deferral program. This is down from approximately 31,000 reported at the end of the third quarter of 2020 and represents approximately 1% of our total insured loans in-force
as of December 31, 2020. For many borrowers, the
six-month
deferral period expired in September 2020. Therefore, on September 22, 2020, APRA released guidance regarding treatment of loans impacted by
COVID-19,
whereby banks may extend payment deferrals to cover a maximum period of ten months from the start of a payment deferral, or until March 28, 2021, whichever comes first. APRA’s expectation was that lenders would only grant new or extended loan payment deferral arrangements after undertaking an appropriate credit assessment to ascertain if an extension or new deferral was appropriate for the borrower given their circumstances. The guidance also included options for loans to be restructured without being treated as delinquent. In response, lenders worked to complete serviceability assessments to determine the most appropriate solutions for borrowers experiencing hardships, including, in some cases, extension of payment deferral programs. The Australian government provided further support for incomes, jobs and businesses with additional measures announced in the Federal Budget in October 2020. However, payment support under one of its programs, “JobKeeper,” has decreased in phases over the past several months and is scheduled to end on March 28, 2021. Many uncertainties surrounding
COVID-19
remain, and the near-term economic outlook depends on Australia’s ability to continue to curb the spread of the virus and to also secure and efficiently administer vaccines, as well as continued fiscal and monetary support from the government. We continue to actively consider the potential economic impacts and work closely with our lender customers to support borrowers who have been impacted by
COVID-19.
In its November 2020 Statement on Monetary Policy, the Reserve Bank of Australia (“RBA”) noted that the outbreak of
COVID-19
caused the biggest peacetime contraction in the Australian economy since the 1930’s, resulting in a sharp decline in GDP, which is not expected to return to pre-pandemic
levels until the end of 2021. While an economic recovery is underway, it has been uneven in pace and varied across the country. In November 2020, the RBA decreased its official cash rate to 0.10% and maintained it at that level as of the end of 2020, down from 0.75% at the end of 2019, noting that monetary and fiscal support will be required for some time. The RBA also noted that given the outlook for employment and inflation, it will not increase the cash rate target until inflation can be sustained within a target range of 2% to 3%, and it does not expect to increase the cash rate for at least three years. Labor market conditions have improved from initial
COVID-19
impacted levels in early 2020, but employment remains well below pre-pandemic
levels. The December 2020 unemployment rate rose to 6.6% from 5.1% at the end of 2019. The unemployment rate could increase in the near-term as JobKeeper winds down by March 28, 2021.

As of December 31, 2020, home prices in the combined capital cities of Australia were approximately 2% higher compared to December 31, 2019 as home values rebounded in the fourth quarter of 2020 following five consecutive months of month-over-month declines. The Melbourne housing market was the only capital city with annual home price declines after
COVID-19
outbreaks due in part to lengthy lockdowns throughout 2020. While the housing markets across the capital cities are recovering, the outlook remains uncertain and will depend largely on the country’s ability to contain the spread of
COVID-19.
Our mortgage insurance business in Australia completed a review of its premium earnings pattern in the fourth quarter of 2020, which resulted in no changes to the earnings pattern adopted in the fourth quarter of 2017. The adjustment to our premium earnings pattern in the fourth quarter of 2017 was applied on a retrospective basis under U.S. GAAP, however, under local AAS this adjustment was applied on a prospective basis. Due to this divergence in accounting application, the financial results and certain metrics, such as the loss ratio and expense ratios, for our mortgage insurance business in Australia were different between the two accounting standards through the fourth quarter of 2020. These differences will continue in future periods but will become less significant as time passes.
Our mortgage insurance business in Australia assessed the adequacy of its unearned premium liability under local AAS as part of its first quarter of 2020 results. The liability adequacy test under AAS resulted in a deficiency, mostly driven by higher expected future claims. Accordingly, our Australia mortgage insurance business wrote-off
AUD$182 million of its DAC balance as part of its first quarter of 2020 results. There was no deficiency adjustment under U.S. GAAP primarily due to a higher unearned premium reserve and a lower DAC balance. This further contributed to differences in results for our Australia mortgage insurance business under the two accounting standards for the year ended December 31, 2020. Results of liability adequacy and premium deficiency tests conducted for AAS and U.S. GAAP, respectively, in the fourth quarter of 2020 did not indicate a deficiency and therefore, no additional charges were recorded.
Our mortgage insurance business in Australia had higher losses in 2020 compared to 2019 mostly due to an increase in IBNR reserves from both a refinement in methodology to better align the provision with historical delinquency behavior and from the establishment of a reserve for loans in payment deferral programs based on the assumption that some of these loans will ultimately become delinquent and proceed to claim regardless of being placed in a deferral program. The increase in losses was also due to the economic impacts caused by
COVID-19,
including delinquencies that are not proceeding to foreclosure at a normal pace due to court closures and the moratorium on property possession. The increase was partially offset by favorable aging of existing delinquencies and lower new reported delinquencies, net of cures, in 2020 as the impact of
COVID-19
restrictions and government and lender support packages resulted in a change to the normal delinquency development and progression patterns. The loss ratio for our Australia mortgage insurance business for the year ended December 31, 2020 was 65%. Due to
COVID-19,
our mortgage insurance business in Australia anticipates claims and reported delinquencies to increase as we move into 2021. In addition, until normal patterns of delinquency development and progression return, we expect to continue to see increases in our IBNR reserves, which could further materially impact losses.
New insurance written increased in 2020 compared to 2019 from continued strong lender customer flow mortgage origination volume supported by continued low interest rates, partially offset by a lower level of bulk insurance in 2020. We had higher gross written premiums in 2020 compared to 2019 largely as a result of higher flow new insurance written from higher mortgage origination volume in 2020. Net earned premiums were lower in 2020 compared to 2019 primarily from portfolio seasoning and lower policy cancellations.
Our mortgage insurance business in Australia is concentrated in a small number of key customers. For the year ended December 31, 2020, our largest customer represented 58% of gross written premiums. In October 2019, we renewed our supply and service contract with this customer, effective January 1, 2020, for a term of three years. In November 2020, the contract with our second largest customer based on gross written premiums in 2020 was not renewed following a request-for-proposal
process. While the termination of the contract with

this customer will reduce gross written premiums in 2021, it is expected to modestly impact future financial results. This customer represented 11% of our gross written premiums for the year ended December 31, 2020. No other customer represented 10% or more of gross written premiums in 2020.
One additional consideration related to our customer contracts is that some contain provisions that allow the customer the option to terminate their contract, on a prospective basis for new business, within a specified period following a ratings downgrade. Given the potential economic impacts of
COVID-19,
our mortgage insurance business in Australia could be subject to future ratings downgrades. If that occurs, the business will work with its customers to demonstrate its credit strength and endeavor to avoid termination of any existing contracts.
Our mortgage insurance business in Australia evaluates its capital position in relation to the PCA as determined by APRA and utilizes its ICAAP as the framework to ensure that our Australia group of companies as a whole, and each regulated entity individually, are capitalized to meet regulatory requirements. As of December 31, 2020, our estimated PCA ratio was approximately 165%, representing a decrease from 191% as of December 31, 2019, largely from loss reserve strengthening predominantly driven by a refinement in methodology and anticipated claims outcomes due to the economic impacts caused by
COVID-19,
a DAC
write-off
of AUD$182 million recorded in the first quarter of 2020 in connection with the completion of liability adequacy testing under local AAS, which did not impact U.S. GAAP, and strong new business written in 2020. Effective January 1, 2021, our Australia mortgage insurance business renewed its excess of loss reinsurance program with an aggregate coverage limit of AUD$800 million. All five treaties included in the excess of loss reinsurance program have a one-year
base term with options to extend for five to nine years and qualify for full capital credit offset within APRA’s regulatory capital requirements.

Segment results of operations
The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Revenues:
Premiums	$274	$312	$373	$(38)	(12)%
Net investment income	32	55	67	(23)	(42)%
Net investment gains (losses)	66	23	(15)	43	187%
Policy fees and other income	1	—	2	1	NM (1)

Total revenues	373	390	427	(17)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	177	104	110	73	70%
Acquisition and operating expenses, net of deferrals	74	69	65	5	7%
Amortization of deferred acquisition costs and intangibles	29	33	43	(4)	(12)%
Goodwill impairment	5	—	—	5	NM (1)
Interest expense	7	8	9	(1)	(13)%

Total benefits and expenses	292	214	227	78	36%

Income from continuing operations before income taxes	81	176	200	(95)	(54)%
Provision for income taxes	24	53	60	(29)	(55)%

Income from continuing operations	57	123	140	(66)	(54)%
Less: net income from continuing operations attributable to noncontrolling interests	34	64	70	(30)	(47)%

Income from continuing operations available to Genworth
Financial, Inc.’s common stockholders	23	59	70	(36)	(61)%
Adjustments to income from continuing operations available to
Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(35)	(12)	8	(23)	(192)%
Goodwill impairment, net (3)	3	—	—	3	NM (1)
Taxes on adjustments	10	4	(2)	6	150%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$1	$51	$76	$(50)	(98)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the years ended December 31, 2020, 2019 and 2018, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $31 million, $11 million and $(7) million, respectively.

(3)	For the year ended December 31, 2020, goodwill impairment was adjusted for the portion attributable to noncontrolling interests of $2 million.
2020 compared to 2019
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily from loss reserve strengthening of $91 million driven by a refinement in methodology and anticipated claims outcomes due to the economic impacts caused by
COVID-19,
including IBNR reserves on loans in

payment deferral programs. The decrease was also attributable to lower earned premiums largely from portfolio seasoning and lower policy cancellations and lower net investment income in 2020.
Revenues
Premiums decreased predominantly from portfolio seasoning and lower policy cancellations in 2020. The year ended December 31, 2020 included a decrease of $5 million attributable to changes in foreign exchange rates.
Net investment income decreased largely from lower yields in 2020.
Net investment gains increased primarily from derivative gains in 2020 compared to derivative losses in 2019 and higher net gains from the sale of investment securities in 2020. The year ended December 31, 2020 included a decrease of $4 million attributable to changes in foreign exchange rates.
Benefits and expenses
Benefits and other changes in policy reserves increased primarily from loss reserve strengthening of $130 million driven by a refinement in methodology and anticipated claims outcomes due to the economic impacts caused by
COVID-19,
including IBNR reserves on loans in payment deferral programs. These increases were partially offset by favorable aging of existing delinquencies and lower new reported delinquencies, net of cures, in 2020.
We recorded a goodwill impairment charge of $5 million in 2020, which represented the full amount of goodwill related to our mortgage insurance business in Australia.
Provision for income taxes.
The effective tax rate was 30.0% for the years ended December 31, 2020 and 2019, consistent with our jurisdictional rate.
Net income attributable to noncontrolling interests.
The decrease was predominantly related to lower premiums and lower net investment income, partially offset by higher net investment gains in 2020.
Australia Mortgage Insurance selected operating performance measures
As of December 31, 2020, our mortgage insurance business in Australia had structured insurance transactions with three lenders where it was in a secondary loss position. The insurance portfolio metrics associated with these transactions, which include insurance in-force,
risk
in-force,
new insurance written, loans
in-force
and delinquent loans, are excluded from the following tables. These arrangements represented approximately $181 million and $162 million of risk in-force
as of December 31, 2020 and 2019, respectively.
The following table sets forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Insurance in-force	$235,400	$215,700	$218,200	$19,700	9%
Risk in-force	$82,100	$75,100	$76,000	$7,000	9%
New insurance written	$21,700	$18,700	$16,600	$3,000	16%
Net premiums written	$353	$272	$242	$81	30%
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
2020 compared to 2019
Insurance
in-force
and risk
in-force
Insurance
in-force
and risk
in-force
increased $20.9 billion and $7.3 billion, respectively, from changes attributable to foreign exchange rates. Excluding the effects of changes in foreign exchange rates, insurance in-force
and risk
in-force
decreased primarily driven by policy cancellations in 2020.
New insurance written
New insurance written increased for the year ended December 31, 2020 primarily from higher lender customer flow mortgage origination volume supported by continued low interest rates, partially offset by a lower level of bulk insurance in 2020, as well as a decrease of $200 million attributable to changes in foreign exchange rates.
Net premiums written
Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2020, our unearned premium reserves were $1.2 billion, compared to $1.0 billion as of December 31, 2019. The change in unearned premiums included an increase of $105 million attributable to changes in foreign exchange rates.
Net premiums written increased for the year ended December 31, 2020 primarily due to higher flow new insurance written from an increase in mortgage origination volume in 2020.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2020	2019	2018	2020 vs. 2019
Loss ratio	65%	33%	30%	32%
Expense ratio (net earned premiums)	39%	33%	29%	6%
Expense ratio (net premiums written)	30%	38%	45%	(8)%
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
2020 compared to 2019
The loss ratio increased for the year ended December 31, 2020 primarily attributable to loss reserve strengthening of $130 million driven by a refinement in methodology and anticipated claims outcomes due to the economic impacts caused by
COVID-19,
including IBNR reserves on loans in payment deferral programs, partially offset by favorable aging of existing delinquencies and lower new reported delinquencies, net of cures, in 2020. The increase was also from lower premiums from portfolio seasoning and lower policy cancellations in 2020.
The expense ratio (net earned premiums) increased for the year ended December 31, 2020 primarily from lower net earned premiums as discussed above.
The expense ratio (net premiums written) decreased for the year ended December 31, 2020 primarily from higher net premiums written primarily due to an increase in flow mortgage origination volume.
Australia mortgage insurance loan portfolio
The following table sets forth selected financial information regarding the loan-to-value
ratio of effective risk
in-force
of our Australia mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2020	2019	2018
95.01% and above	$10,322	$10,153	$11,261
90.01% to 95.00%	24,144	21,284	21,081
80.01% to 90.00%	27,099	23,556	22,475
80.00% and below	20,489	20,156	21,161

Total	$82,054	$75,149	$75,978

Overall risk
in-force
increased $7.3 billion attributable to changes in foreign exchange rates in 2020.
Delinquent loans and claims
The claim process in our Australia Mortgage Insurance segment is similar to the process we follow in our U.S. mortgage insurance business. See “—U.S. Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of December 31:

	2020	2019	2018
Insured loans in-force	1,195,907	1,290,216	1,332,906
Delinquent loans	6,964	7,221	7,145
Percentage of delinquent loans (delinquency rate)	0.58%	0.56%	0.54%

Flow loans in-force	1,099,408	1,189,019	1,226,219
Flow delinquent loans	6,717	7,003	6,931
Percentage of flow delinquent loans (delinquency rate)	0.61%	0.59%	0.57%

Bulk loans in-force	96,499	101,197	106,687
Bulk delinquent loans	247	218	214
Percentage of bulk delinquent loans (delinquency rate)	0.26%	0.22%	0.20%
Flow loans
in-force
decreased primarily from policy cancellations in 2020. Flow delinquent loans decreased from cures and claims paid exceeding new delinquencies in 2020. The decrease in flow delinquent loans was also attributable to loan deferral programs implemented during 2020 related to loans impacted by
COVID-19,
contributing to a delay in reported delinquencies on loans that may ultimately become delinquent. Loans included in loan deferral programs are counted as current and accordingly, are not included as delinquent in the table above.

Insurance delinquency rates differ by the various states and territories of Australia at any one time depending upon economic conditions and cyclical growth patterns. The table below sets forth our delinquency rates for the states and territories of Australia by our risk in-force
as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of risk in-force as of December 31, 2020	Delinquency rate as of December 31,
		2020	2019	2018
By state and territory:
New South Wales	28%	0.47%	0.42%	0.38%
Queensland	23	0.70%	0.75%	0.70%
Victoria	23	0.47%	0.41%	0.40%
Western Australia	13	0.97%	1.00%	0.98%
South Australia	6	0.66%	0.65%	0.68%
Australian Capital Territory	3	0.23%	0.24%	0.17%
Tasmania	2	0.25%	0.29%	0.31%
New Zealand	1	0.06%	0.02%	0.05%
Northern Territory	1	0.80%	0.71%	0.68%

Total	100%	0.58%	0.56%	0.54%

Delinquency rates increased mainly from lower flow loans
in-force
as a result of policy cancellations, partially offset by cures and claims paid exceeding new delinquencies in 2020.
U.S. Life Insurance segment
COVID-19
The most significant impacts in our U.S. life insurance businesses from COVID-19 in 2020 were related to continued elevated mortality and the low interest rate environment. Our long-term care insurance products were favorably impacted by higher mortality in 2020. Conversely, in 2020, higher mortality rates had unfavorable impacts in our life insurance products and we observed minimal impact from COVID-19 in our fixed annuity products. Our products have also been negatively impacted by the current low interest rate environment, particularly as it relates to loss recognition testing and asset adequacy analysis.
In our long-term care insurance products, we have experienced some degree of higher mortality during
COVID-19
which has had a favorable impact on claim reserves and our operating results. Although it is not our practice to track cause of death for policyholders and claimants, we believe the favorable results of our long-term care insurance business in 2020 were likely impacted by
COVID-19
but we expect the impacts to be temporary. We believe
COVID-19
has accelerated mortality on our most vulnerable claimants, which may reduce mortality rates in future periods as the impacts of the pandemic subside. We have also experienced lower new claims incidence; however, we do not expect this to be permanent but rather a temporary reduction while shelter-in-place
and social distancing protocols are in effect. We have temporarily discontinued
in-person
assessments to assess eligibility for benefits, and are utilizing virtual assessments in the interim, with an in-person
assessment to follow once social distancing protocols are relaxed. For claimants without the technology to perform virtual assessments, we have alternate options for gathering information. Our long-term care insurance benefit utilization will be monitored for impact, although it is too early to tell the magnitude and/or direction of that impact.
Additionally, our U.S. life insurance companies are dependent on the approval of actuarially justified in-force
rate actions in our long-term care insurance business, including those rate actions which were previously filed and are currently pending review and approval. We have experienced some delays and could experience additional delays in receiving approvals of these rate actions during
COVID-19,
although we did not have a significant impact on our financial results during 2020 as a result of these delays.

We continue to provide customer service to our policyholders during this uncertain time and are available to address questions or concerns regarding their policies. We are continually assessing our operational processes and monitoring potential impacts to morbidity due to
COVID-19.
In our U.S life insurance companies, we have complied with guidance issued by certain insurance regulators, such as mandates that policies cannot be lapsed or cancelled if premiums are not paid or requirements to provide extensions of grace periods during the
COVID-19
pandemic. Although most of these mandates have been lifted, we continue to monitor developments related to
COVID-19
such as state directives that are issued during this time and we will comply with any new guidance issued by our state insurance regulators. For statutory reporting, we were not required to non-admit
premium receivables over 90 days if we were in a no lapse mandate through December 30, 2020. Going forward, we may also seek permitted practices during this time to help our capital position and our ongoing RBC requirements if
COVID-19
continues for an extended period of time. We have also contacted our reinsurance counterparties to inform them of the actions we have taken in response to state bulletins on extension of grace periods and prohibition of lapsation as well as offering flexibility to our policyholders who are on claim.
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
While the ongoing impact of
COVID-19
is very difficult to predict, the related outcomes and impact on the U.S. life insurance business will depend on the length and severity of the pandemic and shape of the economic recovery. Further declines in interest rates as well as equity market volatility as a result of
COVID-19
would increase reserves and capital requirements in our U.S. life insurance business. For sensitivities related to interest rates, lapses and mortality on our U.S. life insurance products, see “—Critical Accounting Estimates.” We will continue to monitor
COVID-19
impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic. See “Item 1A—Risk
Factors—COVID-19
could materially adversely affect our financial condition and results of operations” for additional details.
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
Our liability for policy and contract claims is reviewed quarterly and we completed a detailed review of our claim reserve assumptions and methodologies for our long-term care insurance business in the fourth quarter of 2020 as discussed further below. In the fourth quarter of 2020, we performed assumption reviews for our U.S. life insurance products, including our long-term care and life insurance products, and completed our loss recognition testing as discussed below. Our review of assumptions, as part of our testing in the fourth quarter of 2020, included expected claim incidence and terminations, benefit utilization, mortality, persistency, interest rates and in-force
rate actions, among other assumptions. In addition, we performed cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis in the fourth quarter of 2020.
Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 229% and 213% as of December 31, 2020 and 2019, respectively. The increase was largely driven by statutory income as a result of benefits in our long-term care insurance business from higher terminations and lower claim incidence, partially offset by increases in statutory reserves related to Actuarial Guideline 38 and cash flow testing in GLICNY.
The RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state as of December 31, 2020. However, the RBC ratio of our U.S. life insurance subsidiaries has been negatively impacted over the past few years as a result of statutory losses driven by the declining performance of the business and increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews particularly in our long-term care insurance business. In the first quarter of 2020, low interest rates and equity market declines negatively impacted our variable annuity products resulting in material statutory reserve increases. However, in the remaining quarters of 2020, elevated mortality in our long-term care insurance business and equity market recovery impacts on our variable annuity products favorably impacted our statutory capital and surplus. However, low interest rates increased our statutory reserves under Actuarial Guideline 38 which offset these favorable impacts. Additionally, we increased reserves related to cash flow testing in GLICNY as a result of reflecting New York specific assumptions, which was only partially offset by higher anticipated future rate increases. Any future statutory losses would decrease the RBC ratio of our U.S. life insurance subsidiaries. We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force
rate actions as a source of earnings and capital. We may see variability in statutory results and a further decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force
rate actions versus when the benefits from the
in-force
rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Further declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
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
In the fourth quarter of 2020, we completed loss recognition and cash flow testing and reviewed key assumptions for future policy benefits, or active life reserves, for our long-term care insurance business, including, expected claim incidence and terminations, benefit utilization, interest rates and in-force
rate actions,

among other assumptions. As of December 31, 2020, our loss recognition testing margin for our long-term care insurance business, excluding the acquired block, was positive and slightly higher than the 2019 level. We continue to test our acquired block of long-term care insurance separately. In 2020, our loss recognition testing margin for the acquired block was positive but slightly lower than the 2019 level. Our long-term care insurance margins in 2020 included an unfavorable update for recent benefit utilization experience, among other assumption updates, which drove updates to our in-force
rate action plan. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make adjustments to our long-term care insurance reserves in the future, which could also impact our loss recognition and cash flow testing results. For a discussion of additional information related to margins for our long-term care insurance business, see “ —Critical Accounting Estimates—Future policy benefits.”
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
During the fourth quarter of 2020, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business and recorded a modest net benefit primarily related to assumption updates to claim incidence and claim and policy terminations, based on our current long-term view of these assumptions. The 2020 impacts from
COVID-19
are not currently expected to be indicative of future trends or loss performance. The prior year claim reserve review, which we completed during the third quarter of 2019, did not have a significant impact on claim reserve levels. Based on that review, we did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns and benefit utilization rates as we typically do each quarter. For a discussion of additional information related to changes to our assumptions and methodologies to our long-term care insurance claim reserves, see “—Critical Accounting Estimates—Liability for policy and contract claims.”
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
In 2019, the NAIC established the Long-Term Care Insurance (EX) Task Force to address efforts to create a national standard for reviewing and approving long-term care insurance rate increase requests. This task force is charged with developing a consistent national approach for reviewing rate increase requests that results in actuarially appropriate increases being granted by the states in a timely manner and eliminates cross-state rate subsidization, among others. The task force is planning to provide a proposal to the Executive (EX) Committee of the NAIC by the Summer 2021 National Meeting.
Life insurance
Results of our life insurance business are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors. We no longer solicit sales of traditional life insurance products; however, we continue to service our existing retained and reinsured blocks of business.
Mortality levels may deviate each period from historical trends. Overall mortality experience was higher in 2020 compared to 2019, attributable in part to
COVID-19.
We have experienced higher mortality than our then-current and priced-for
assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.
In the fourth quarters of 2020 and 2019, we performed our annual review of life insurance assumptions and loss recognition test. Our reviews focused on assumptions for interest rates, persistency and mortality, among other assumptions. As part of our review in the fourth quarter of 2020, we recorded a $60 million after-tax
benefit in our term universal and universal life insurance products primarily from favorable assumption updates. The favorable updates in our term universal life insurance product were primarily driven by a model refinement related to persistency and grace period timing. Other assumption updates mostly focused on future cost of insurance rates and long-term trends in mortality, persistency and interest rates. We also recorded a $50 million after-tax
charge related to universal life insurance DAC recoverability testing primarily as a result of reflecting these updated assumptions. As part of our review in the fourth quarter of 2019, we recorded $107 million of after-tax
charges in our universal and term universal life insurance products primarily from assumption changes related to the lower interest rate environment.
We also updated mortality assumptions for certain universal and term universal life insurance products as well as our term life insurance products in the fourth quarters of 2020 and 2019. Our mortality experience for older ages and late-duration premium periods and conversion products is emerging. Assumption changes in our term life insurance products focused on mortality improvements during the post-level premium period based on observed trends in emerging experience. This change to the mortality assumption increased the loss recognition testing margin in our term life insurance products. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience. We may be required to make further adjustments in the future to our assumptions which could impact our universal and term universal life insurance reserves or our loss recognition testing results of our term life insurance products. Any further materially adverse changes to our assumptions, including mortality or interest rates, could have a materially negative impact on our results of operations, financial condition and business. For a discussion of additional information related to changes to our life insurance assumptions, see “—Critical Accounting Estimates.”
Compared to 1998 and prior years, we had a significant increase in term life insurance sales between 1999 and 2009, particularly in 1999 and 2000. The blocks of business issued since 2000 vary in size as compared to the large 1999 and 2000 blocks of business. As our large
10-
and
15-year
level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. As our large
20-year
level premium period business written in 1999 entered its post-level period, we experienced higher lapses resulting in accelerated DAC amortization in 2019. This trend continued in the first quarter of 2020 for the 1999 block, as it reached the end of its level premium period. Additionally, we have experienced a similar trend with the
20-year
level premium period business written in 2000 as it entered its post-level period during 2020 and we expect that trend to continue into 2021 albeit to a lesser extent. If lapse experience on future
10-,
15-
and
20-year
level premium period blocks emerges similar to our large
20-year
level premium period business written in 1999 and 2000, we would expect volatility in DAC amortization if persistency is lower than original assumptions, which would reduce profitability in our term life insurance products. However, going forward, given our smaller block sizes and reinsurance agreements in place, we would expect the impact to DAC amortization on policies entering the post-level period to be lower than what we experienced in 2019 and 2020. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004. Additionally, the extension of grace periods or no lapsation mandated by state regulators during
COVID-19
has impacted the timing and level of lapses for these blocks of business.
We began selling term universal life insurance in late 2009, with sales peaking in 2011 prior to discontinuing sales of the product in 2012. We priced these products assuming high lapses upon expiration of the level premium period and we continue to expect those higher lapses. As our
10-year
level premium period term universal life insurance policies written in 2009 and 2010 entered their post-level premium period in late 2019 and 2020, we recorded higher reserves during the premium grace period which were released when the policies lapsed. With the model refinement implemented as part of our 2020 assumption updates, we no longer expect to see this dynamic to the same extent when term universal life insurance blocks enter the post-level period.
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
We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease, we could see declines in spreads which impact the margins on our products, particularly our single premium immediate annuity products. Due to the premium deficiency that existed in 2016, we have continued to monitor our single premium immediate annuity products more frequently than annually. In 2020, the results of our loss recognition testing did not result in a premium deficiency; therefore, our liability for future policy benefits was sufficient. However, we did record additional charges to net income during 2019 and 2018. If investment performance deteriorates or interest rates decrease or remain at the current levels for an extended period of time, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin and higher income recognized over the remaining duration of the in-force
block but would not have an immediate benefit to net income. For additional information, see “—Critical Accounting Estimates—Future Policy Benefits.”
For fixed indexed annuities, equity market and interest rate performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Revenues:
Premiums	$2,858	$2,861	$2,867	$(3)	—%
Net investment income	2,878	2,852	2,781	26	1%
Net investment gains (losses)	517	82	29	435	NM (1)
Policy fees and other income	595	643	641	(48)	(7)%

Total revenues	6,848	6,438	6,318	410	6%

Benefits and expenses:
Benefits and other changes in policy reserves	4,781	4,979	5,416	(198)	(4)%
Interest credited	383	419	461	(36)	(9)%
Acquisition and operating expenses, net of deferrals	620	604	584	16	3%
Amortization of deferred acquisition costs and intangibles	418	372	257	46	12%
Interest expense	5	17	16	(12)	(71)%

Total benefits and expenses	6,207	6,391	6,734	(184)	(3)%

Income (loss) from continuing operations before income taxes	641	47	(416)	594	NM (1)
Provision (benefit) for income taxes	163	34	(68)	129	NM (1)

Income (loss) from continuing operations	478	13	(348)	465	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(525)	(89)	(35)	(436)	NM (1)
(Gains) losses on early extinguishment of debt	4	—	—	4	NM (1)
Expenses related to restructuring	1	3	—	(2)	(67)%
Taxes on adjustments	110	18	7	92	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$68	$(55)	$(376)	$123	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the years ended December 31, 2020, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(8) million, $(7) million and $(6) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$237	$57	$(348)	$180	NM	(1)
Life insurance	(247)	(181)	(107)	(66)	(36)%
Fixed annuities	78	69	79	9	13%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$68	$(55)	$(376)	$123	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2020 compared to 2019
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $180 million primarily from an increase in claim terminations driven mostly by higher mortality as well as favorable development on IBNR claims and higher investment income in 2020. We also increased reserves by $157 million in 2020 to account for changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary.

•
The adjusted operating loss available to Genworth Financial Inc.’s common stockholders in our life insurance business increased $66 million predominantly attributable to higher reserves in our
10-year
term universal life insurance block as it entered its post-level premium period during the premium grace period, higher mortality in 2020 compared to 2019, higher lapses primarily associated with our large
20-year
term life insurance block as it entered its post-level premium period and a DAC impairment of $50 million in 2020. The higher loss was partially offset by a favorable unlocking of $60 million in our term universal and universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2020 compared to unfavorable unlocking of $107 million in 2019 (see “—Critical Accounting Estimates” for additional information).

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $9 million predominantly from $39 million of unfavorable charges related to loss recognition testing in 2019 that did not recur and lower interest credited due to block runoff, partially offset by lower net spreads in 2020.

Revenues
Premiums

•
Our long-term care insurance business increased $37 million largely from $114 million of increased premiums in 2020 from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in 2020.

•	Our life insurance business decreased $40 million mainly attributable to the continued runoff of our term and whole life insurance products in 2020.
Net investment income

•	Our long-term care insurance business increased $106 million largely from higher average invested assets and higher income from limited partnerships, bond calls and mortgage loan prepayments in 2020.

•
Our life insurance business decreased $5 million principally related to lower average invested assets, partially offset by higher income from bond calls and favorable prepayment speed adjustments on mortgage-backed securities in 2020.

•
Our fixed annuities business decreased $75 million largely attributable to lower average invested assets due to block runoff and lower income from limited partnerships, partially offset by higher income from bond calls and mortgage loan prepayments in 2020.

Net investment gains (losses)

•
Net investment gains in our long-term care insurance business increased $427 million predominantly related to net gains from the sale of U.S. government securities due to portfolio rebalancing and asset exposure management as a result of the prolonged low interest rate environment and higher unrealized gains from changes in the fair value of equity securities in 2020.

•	Net investment gains in our life insurance business increased $9 million predominantly from higher net gains from the sale of investment securities in 2020.
Policy fees and other income.
The decrease was attributable to our life insurance business primarily driven by a $21 million favorable correction related to ceded premiums on universal life insurance policies in 2019 that did not recur and an unfavorable unlocking of $6 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2020 compared to a favorable unlocking of $10 million in 2019. The decrease was also attributable to a decline in our universal and term universal life insurance in-force
and higher ceded reinsurance costs in 2020.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $96 million primarily due to an increase in claim terminations driven mostly by higher mortality and favorable development on IBNR claims. Given our assumption that
COVID-19
has temporarily decreased the number of new claims submitted, IBNR reserves were strengthened by $108 million, partially offsetting the favorable development on IBNR claims. In addition, we increased claim reserves by $91 million reflecting our assumption that
COVID-19
accelerated our mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. These decreases were also partially offset by aging of the in-force
block, a less favorable impact of $107 million from reduced benefits in 2020 related to in-force
rate actions approved and implemented and higher incremental reserves of $89 million recorded in connection with an accrual for profits followed by losses. The year ended December 31, 2020 also included a $17 million net favorable impact from the completion of our annual review of assumptions and methodologies.

•
Our life insurance business decreased $58 million primarily attributable to a favorable unlocking of $124 million in our term universal and universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2020 compared to an unfavorable unlocking of $82 million in 2019 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information). This decrease was partially offset by higher reserves in our
10-year
term universal life insurance block as it entered its post-level premium period during the premium grace period and from higher mortality in 2020 compared to 2019 attributable in part to
COVID-19.

•
Our fixed annuities business decreased $44 million principally from $39 million of unfavorable charges in 2019 that did not recur related to loss recognition testing and from lower interest credited due to block runoff, partially offset by unfavorable market impacts, including low interest rates.

Interest credited.
The decrease in interest credited was primarily related to our fixed annuities business largely driven by a decline in the average account value in 2020.
Acquisition and operating expenses, net of deferrals.
The increase was predominantly related to our long-term care insurance business principally from higher commissions and premium taxes in 2020 associated with our in-force
rate action plan.
Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $10 million primarily related to higher persistency on policies that are not on active claim.

•
Our life insurance business increased $68 million principally from a DAC impairment of $63 million, higher lapses primarily associated with our large
20-year
term life insurance block as it entered its post-level premium period and higher reinsurance rates in 2020. These increases were partially offset by a less unfavorable unlocking of $21 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2020 compared to 2019.

•	Our fixed annuities business decreased $12 million principally from lower account values due to block runoff in 2020.
Interest expense.
The decrease in interest expense was due to our life insurance business principally related to the early redemption of non-recourse
funding obligations, partially offset by the
write-off
of $4 million in deferred borrowing costs in 2020.
Provision (benefit) for income taxes.
The effective tax rate decreased to 25.5% for the year ended December 31, 2020 from 72.1% for the year ended December 31, 2019. The decrease in the effective tax rate is primarily attributable to gains on forward starting swaps settled prior to the enactment of the TCJA which will continue to be tax effected at 35% as they are amortized into net investment income in relation to higher pre-tax
income in 2020.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Net earned premiums:
Individual long-term care insurance	$2,497	$2,464	$2,447	$33	1%
Group long-term care insurance	123	119	114	4	3%

Total	$2,620	$2,583	$2,561	$37	1%

Loss ratio	71%	77%	95%	(6)%
The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.
2020 compared to 2019
Net earned premiums increased in 2020 largely from $114 million of increased premiums from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in 2020.
The loss ratio decreased in 2020 largely related to the increase in premiums and lower benefits and other changes in reserves as discussed above.

Life insurance
The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Term and whole life insurance
Net earned premiums	$238	$278	$306	$(40)	(14)%
Life insurance in-force, net of reinsurance	59,919	81,644	97,542	(21,725)	(27)%
Life insurance in-force before reinsurance	362,082	399,887	434,563	(37,805)	(9)%
Term universal life insurance
Net deposits	$217	$228	$235	$(11)	(5)%
Life insurance in-force, net of reinsurance	107,048	112,720	115,608	(5,672)	(5)%
Life insurance in-force before reinsurance	107,774	113,487	116,407	(5,713)	(5)%
Universal life insurance
Net deposits	$269	$360	$510	$(91)	(25)%
Life insurance in-force, net of reinsurance	32,501	33,917	35,299	(1,416)	(4)%
Life insurance in-force before reinsurance	36,839	38,566	40,188	(1,727)	(4)%
Total life insurance
Net earned premiums and deposits	$724	$866	$1,051	$(142)	(16)%
Life insurance in-force, net of reinsurance	199,468	228,281	248,449	(28,813)	(13)%
Life insurance in-force before reinsurance	506,695	551,940	591,158	(45,245)	(8)%
We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.
2020 compared to 2019
Term and whole life insurance
Net earned premiums decreased mainly attributable to the continued runoff of our term life insurance products in 2020. Life insurance in-force
also decreased as a result of the continued runoff of our term life insurance products in 2020, including higher lapses primarily associated with a large
20-year
term life insurance block as it entered its post-level premium period.
Universal life insurance
Net deposits decreased during the year ended December 31, 2020 primarily attributable to $50 million of funding agreements issued with the Federal Home Loan Bank (“FHLB”) of Atlanta in 2019 that did not recur, lower renewals in 2020 and from continued runoff of our in-force
block.

Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Account value, beginning of period	$13,023	$14,348	$16,401	$(1,325)	(9)%
Deposits	80	85	87	(5)	(6)%
Surrenders, benefits and product charges	(1,886)	(2,137)	(2,318)	251	12%

Net flows	(1,806)	(2,052)	(2,231)	246	12%
Interest credited and investment performance	405	486	429	(81)	(17)%
Effect of accumulated net unrealized investment gains (losses)	193	241	(251)	(48)	(20)%

Account value, end of period	$11,815	$13,023	$14,348	$(1,208)	(9)%

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
2020 compared to 2019
Account value as of December 31, 2020 decreased compared to December 31, 2019 as surrenders, benefits and product charges exceeded favorable market performance and interest credited.
Runoff segment
COVID-19
The most significant impacts from
COVID-19
in our Runoff segment in 2020 were related to the current low interest rate environment and volatile equity markets, which have adversely impacted earnings in our variable annuity products.
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
While the ongoing impact of
COVID-19
is very difficult to predict, the related outcomes and impact on our Runoff segment will depend on the length and severity of the pandemic and shape of the economic recovery. We could see additional losses and declines in statutory risk-based capital driven by increases to the required capital supporting our variable annuity products, as a result of the decline in equity markets and low interest rates. For a further discussion of the impact of interest rates, see “Item 7A.—Quantitative and Qualitative Disclosures About Market Risk.”
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
Segment results of operations
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Revenues:
Net investment income	$210	$187	$174	$23	12%
Net investment gains (losses)	(26)	(25)	(33)	(1)	(4)%
Policy fees and other income	130	140	153	(10)	(7)%

Total revenues	314	302	294	12	4%

Benefits and expenses:
Benefits and other changes in policy reserves	48	27	39	21	78%
Interest credited	166	158	150	8	5%
Acquisition and operating expenses, net of deferrals	48	52	57	(4)	(8)%
Amortization of deferred acquisition costs and intangibles	23	18	33	5	28%

Total benefits and expenses	285	255	279	30	12%

Income from continuing operations before income taxes	29	47	15	(18)	(38)%
Provision for income taxes	4	8	2	(4)	(50)%

Income from continuing operations	25	39	13	(14)	(36)%
Adjustment to income from continuing operations:
Net investment (gains) losses, net (1)	23	21	27	2	10%
Taxes on adjustments	(5)	(4)	(5)	(1)	(25)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$43	$56	$35	$(13)	(23)%

(1)
For the years ended December 31, 2020, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million, $(4) million and $(6) million, respectively.

2020 compared to 2019
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased predominantly due to less favorable equity market performance, an unfavorable assumption update of $5 million and a decline in interest rates, partially offset by higher net spreads in 2020.
Revenues
Net investment income increased primarily driven by higher policy loan income in our corporate-owned life insurance products and higher average invested assets in the variable annuity products in 2020.
Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in 2020.

Benefits and expenses
Benefits and other changes in policy reserves increased primarily attributable to higher GMDB reserves in our variable annuity products due to less favorable equity market performance, an unfavorable assumption update of $7 million and higher surrenders in 2020.
Interest credited increased largely related to higher account values in our corporate-owned life insurance products in 2020.
Amortization of deferred acquisition costs and intangibles increased mainly related to higher DAC amortization in our variable annuity products principally from less favorable equity market performance in 2020.
Provision for income taxes.
The effective tax rate decreased to 14.5% for the year ended December 31, 2020 from 17.1% for the year ended December 31, 2019. The decrease is primarily attributable to tax benefits from tax favored items in relation to lower pre-tax
income in 2020.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Account value, beginning of period	$5,042	$4,918	$5,884	$124	3%
Deposits	20	25	26	(5)	(20)%
Surrenders, benefits and product charges	(559)	(640)	(764)	81	13%

Net flows	(539)	(615)	(738)	76	12%
Interest credited and investment performance	498	739	(228)	(241)	(33)%

Account value, end of period	$5,001	$5,042	$4,918	$(41)	(1)%

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.
2020 compared to 2019
Account value as of December 31, 2020 decreased compared to December 31, 2019 primarily related to surrenders outpacing favorable equity market performance in 2020. In addition, average account value was lower in 2020 compared to 2019, which decreased fee income in 2020 compared to 2019.
Funding agreements
The following table presents the account value of our funding agreements as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Account value, beginning of period	$253	$381	$260	$(128)	(34)%
Deposits	150	—	200	150	NM (1)
Surrenders and benefits	(106)	(136)	(85)	30	22%

Net flows	44	(136)	115	180	132%
Interest credited	3	8	6	(5)	(63)%

Account value, end of period	$300	$253	$381	$47	19%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2020 compared to 2019
Account value as of December 31, 2020 increased compared to December 31, 2019 mainly attributable to higher deposits from issuing funding agreements for asset-liability management and yield enhancement, partially offset by surrenders and benefit payments in 2020.
Corporate and Other Activities
Results of operations
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2020	2019	2018	2020 vs. 2019
Revenues:
Premiums	$7	$8	$8	$(1)	(13)%
Net investment income	7	9	6	(2)	(22)%
Net investment gains (losses)	5	(31)	10	36	116%
Policy fees and other income	(2)	2	(3)	(4)	(200)%

Total revenues	17	(12)	21	29	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	4	3	5	1	33%
Acquisition and operating expenses, net of deferrals	40	46	68	(6)	(13)%
Amortization of deferred acquisition costs and intangibles	1	3	1	(2)	(67)%
Interest expense	172	214	231	(42)	(20)%

Total benefits and expenses	217	266	305	(49)	(18)%

Loss from continuing operations before income taxes	(200)	(278)	(284)	78	28%
Benefit for income taxes	(23)	(53)	(56)	30	57%

Loss from continuing operations	(177)	(225)	(228)	48	21%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(5)	31	(10)	(36)	(116)%
(Gains) losses on early extinguishment of debt	5	—	—	5	NM (1)
Expenses related to restructuring	2	1	2	1	100%
Fees associated with bond consent solicitation	—	—	6	—	—%
Taxes on adjustments	(1)	(7)	—	6	86%

Adjusted operating loss available to Genworth Financial Inc.’s common stockholders	$(176)	$(200)	$(230)	$24	12%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
2020 compared to 2019
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower interest expense and lower operating costs, partially offset by a lower benefit for income taxes in 2020.

Revenues
The change to net investment gains in 2020 from net investment losses in 2019 was predominantly related to higher gains from the sale of investments securities and lower derivative losses in 2020.
The decrease in policy fees and other income was primarily related to losses from non-functional
currency remeasurement transactions in 2020 compared to gains in 2019.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower operating expenses and a $4 million gain related to the repurchase of Genworth Holdings’ senior notes with 2021 maturity dates, partially offset by a make-whole premium of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and higher employee-related expenses in 2020.
Interest expense decreased largely driven by the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020, a lower floating rate of interest on our junior subordinated notes and the repurchase of Genworth Holdings’ senior notes with 2021 maturity dates in 2020.
The decrease in the benefit for income taxes was primarily attribute to a lower pre-tax
loss in relation to higher tax expense on foreign operations and prior year tax adjustments in 2020.
Investments and Derivative Instruments
Trends and conditions
Investments
During the fourth quarter of 2020, the U.S. Federal Reserve maintained interest rates near zero as the U.S. economy continues to recover from the negative impact of
COVID-19.
The U.S. Federal Reserve’s latest forecast indicates interest rates will remain at near zero through 2023 with long-term inflation rate expectations above 2% for the first time since 2018. The U.S. Federal Reserve expanded its accommodative monetary policy by implementing a new average inflation target framework, which allows for the targeted inflation rate to be higher than 2% on a temporary basis without prompting immediate interest rate increases. During the fourth quarter of 2020, prospects of an additional fiscal stimulus package and the roll-out
of
COVID-19
vaccines drove global bond yields higher and resulted in a steepening of the Treasury yield curve, with the two-year
Treasury yield remaining unchanged and the
10-year
and
30-year
Treasury yields increasing compared to the third quarter of 2020.
The U.S. economy continued to show signs of recovery from
COVID-19
but remained in recessionary conditions evident by the full year 2020 GDP contraction. Monthly economic indicators improved from the lows of the first half of 2020 as evidenced by a decrease in the unemployment rate, indicative of a partial recovery of jobs lost at the height of the pandemic and expansion in both the manufacturing and services industries. Efforts by the U.S. federal government through fiscal stimulus packages helped contribute to this recovery. The change in control of the White House and Congress could contribute to additional stimulus in 2021 and provide further support in the recovery of the economy.
Credit markets further recovered in the fourth quarter of 2020 with credit spreads tightening, approaching pre-COVID-19
levels and offsetting the increase in long-term Treasury yields. Credit markets continued to show resiliency supported by lending programs by the U.S. Federal Reserve, strong investor inflows, asset/liability management measures, minimal negative credit rating migration and improving corporate balance sheets and liquidity positions. The broad market recovery accelerated after the U.S. Presidential election and prospect of the roll-out
of
COVID-19
vaccines, with equity markets in the United States reaching record highs at the end of 2020.

As of December 31, 2020, we did not have any modifications or extensions of commercial mortgage loans that were considered troubled debt restructurings. Modified loans represented 5% of our total loan portfolio as of December 31, 2020, as borrowers have sought additional relief related to
COVID-19.
We are working with individual borrowers impacted by
COVID-19
to provide alternative forms of relief for a specified period of time. The modified loan population continues to decrease as modification terms expire and properties stabilize. Most of our borrowers are current on payments and we do not anticipate a significant impact from troubled debt restructurings in 2021.
As of December 31, 2020, our fixed maturity securities portfolio, which was 95% investment grade, comprised 82% of our total invested assets and cash.
Derivatives
Several of our master swap agreements previously contained credit downgrade provisions that allowed either party to assign or terminate the derivative transaction if the other party’s long-term unsecured credit or financial strength rating was below the limit defined in the applicable agreement. We renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements entirely or replace them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold. As of December 31, 2020, the RBC ratios of the respective insurance companies were above the thresholds negotiated in the applicable master swap agreements and therefore, no counterparty had rights to take action against us under the RBC threshold provisions.
As of December 31, 2020, $6.1 billion notional of our derivatives portfolio was cleared through the CME. The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of December 31, 2020, we posted initial margin of $110 million to our clearing agents, which represented approximately $33 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of December 31, 2020, $11.8 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $463 million and are holding collateral from counterparties in the amount of $410 million.
In July 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from LIBOR, with its full elimination to occur after 2021. The announcement indicates that LIBOR may not continue to be available on the current basis (or at all) after 2021. The last committed publication date for LIBOR is December 31, 2021. The Alternate Reference Rate Committee, convened by the Board of Governors of the Federal Reserve System and the New York Federal Reserve Bank, has endorsed the SOFR as its preferred replacement benchmark for U.S. dollar LIBOR. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a risk-free rate, is backward-looking instead of forward-looking, is a secured rate and currently is available primarily as an overnight rate rather than a
1-,
3-
or
6-month
rate available for LIBOR. Upon the announcement, we formed a working group comprised of finance, investments, derivative, and tax professionals, as well as lawyers (the “Working Group”) to evaluate contracts and perform analysis of our LIBOR-based derivative instrument and investment exposure, as well as debt (including subordinated debt and Federal Home Loan Bank loans), reinsurance agreements and institutional products within the Runoff segment, as a result of the elimination of LIBOR. The Working Group took inventory of all investments with LIBOR exposure and identified nearly 400 instruments.
We employ derivatives primarily for the purpose of hedging interest rate risk. The more closely a rate hedging instrument aligns with Treasury rate movements, the more effective it is. As a result, to the extent changes in SOFR in relation to Treasury movements were to differ meaningfully from those of LIBOR, a SOFR-

based hedge could be relatively less effective. We currently track both LIBOR and SOFR changes and analyze each in comparison to Treasury rate movements. We have discovered that the difference between the two comparisons is de minimis. Therefore, we do not believe a move to SOFR will have a material impact on our derivatives portfolio. Although we expect a minimal impact from this conversion, we remain actively engaged with the broader financial services community on the topic of SOFR, including conversations with peers, derivatives clearinghouses, bilateral dealers and external legal counsel. With regard to derivatives, we expect the process for implementing SOFR as a replacement rate to be relatively seamless. The International Swap and Derivatives Association (“ISDA”) has developed a contractual supplement to derivatives trading documentation that includes triggers and fallbacks for determining the replacement for a benchmark rate. The supplement may be agreed to between counterparties or through an ISDA protocol. In addition, ISDA has drafted an amendment to the 2006 Interbank Offered Rate definitions and a related protocol for legacy transactions.
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

Investment results
The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the years ended December 31:

							Increase (decrease)
	2020		2019		2018		2020 vs. 2019
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$2,480	4.6%	$2,494	4.6%	$2,456	(0.1)%	$(14)
Fixed maturity securities—non-taxable	4.3%	6	6.1%	8	4.0%	11	(1.8)%	(2)
Equity securities	3.7%	13	6.3%	16	6.3%	20	(2.6)%	(3)
Commercial mortgage loans	5.0%	345	5.0%	348	5.0%	327	—%	(3)
Policy loans	9.5%	199	8.9%	180	9.2%	169	0.6%	19
Other invested assets (1)	24.7%	295	27.6%	234	37.2%	181	(2.9)%	61
Cash, cash equivalents, restricted cash and short-term investments	0.6%	17	1.7%	39	1.7%	48	(1.1)%	(22)

Gross investment income before expenses and fees	4.9%	3,355	5.0%	3,319	4.9%	3,212	(0.1)%	36
Expenses and fees	(0.1)%	(95)	(0.1)%	(99)	(0.1)%	(91)	—%	4

Net investment income	4.8%	$3,260	4.9%	$3,220	4.8%	$3,121	(0.1)%	$40

Average invested assets and cash		$68,225		$66,280		$65,527		$1,945

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
Annualized weighted-average investment yields decreased in 2020 compared to 2019 primarily driven by lower yields on higher average invested assets. Net investment income included $38 million of higher bond calls and prepayments and $28 million of higher limited partnership income, partially offset by $5 million of lower income related to inflation-driven volatility on U.S. Government Treasury Inflation Protected Securities (“TIPS”) in 2020.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Available-for-sale fixed maturity securities:
Realized gains	$512	$107	$162
Realized losses	(34)	(39)	(137)

Net realized gains (losses) on available-for-sale fixed maturity securities	478	68	25

Impairments:
Total other-than-temporary impairments	—	(1)	—
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—

Net other-than-temporary impairments	—	(1)	—

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(5)	—	—
Write-down of available-for-sale fixed maturity securities	(4)	—	—
Net realized gains (losses) on equity securities sold	(1)	9	11
Net unrealized gains (losses) on equity securities still held	2	14	(34)
Limited partnerships	112	29	11
Commercial mortgage loans	(2)	(2)	—
Derivative instruments	(17)	(72)	(22)
Other	(5)	5	—

Net investment gains (losses)	$558	$50	$(9)

2020 compared to 2019

•
We recorded net gains related to the sale of
available-for-sale
fixed maturity securities of $478 million in 2020 driven primarily from the sale of U.S. government securities due to portfolio rebalancing and asset exposure management as a result of the prolonged low interest rate environment. We recorded net gains related to the sale of available-for-sale
fixed maturity securities of $68 million in 2019 driven mostly by cash tenders from merger and acquisition activity.

•
Net investment losses related to derivatives of $17 million in 2020 were primarily associated with embedded derivatives related to our fixed indexed annuity and runoff variable annuity products, partially offset by gains from our foreign currency hedging programs that support our Australia Mortgage Insurance segment.

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

•	We had $83 million of higher net gains on limited partnership investments in 2020 primarily driven by higher unrealized gains from favorable performance of private equity investments.

Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of December 31:

	2020		2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,823	57%	$42,162	57%
Private	19,967	25	18,177	24
Equity securities	476	1	239	—
Commercial mortgage loans, net	6,743	9	6,963	9
Policy loans	1,978	2	2,058	3
Other invested assets	2,253	3	1,632	2
Cash, cash equivalents and restricted cash	2,656	3	3,341	5

Total cash, cash equivalents, restricted cash and invested assets	$79,896	100%	$74,572	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2020, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 16 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity securities
As of December 31, 2020, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value

Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,401	$1,404	$—	$—	$4,805
State and political subdivisions	2,627	544	(1)	—	3,170
Non-U.S. government	1,420	144	(5)	—	1,559
U.S. corporate:
Utilities	4,244	970	(2)	—	5,212
Energy	2,549	367	(16)	—	2,900
Finance and insurance	7,843	1,307	(2)	—	9,148
Consumer—non-cyclical	5,147	1,324	(1)	—	6,470
Technology and communications	3,207	620	—	—	3,827
Industrial	1,375	232	—	—	1,607
Capital goods	2,466	535	—	—	3,001
Consumer—cyclical	1,722	285	—	—	2,007
Transportation	1,200	304	(2)	—	1,502
Other	395	45	—	—	440

Total U.S. corporate	30,148	5,989	(23)	—	36,114

Non-U.S. corporate:
Utilities	899	84	—	—	983
Energy	1,190	209	(1)	—	1,398
Finance and insurance	2,470	357	(6)	(1)	2,820
Consumer—non-cyclical	712	113	(1)	—	824
Technology and communications	1,082	229	—	—	1,311
Industrial	970	159	—	—	1,129
Capital goods	549	68	(1)	—	616
Consumer—cyclical	356	41	(1)	—	396
Transportation	520	90	(1)	—	609
Other	1,582	246	—	—	1,828

Total non-U.S. corporate	10,330	1,596	(11)	(1)	11,914

Residential mortgage-backed (1)	1,698	211	—	—	1,909
Commercial mortgage-backed	2,759	231	(13)	(3)	2,974
Other asset-backed	3,293	56	(4)	—	3,345

Total available-for-sale fixed maturity securities	$55,676	$10,175	$(57)	$(4)	$65,790

(1)	Fair value included $8 million collateralized by Alt-A residential mortgage loans.

As of December 31, 2019, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired

Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,073	$952	$—	$—	$—	$5,025
State and political subdivisions	2,394	355	—	(2)	—	2,747
Non-U.S. government	1,235	117	—	(2)	—	1,350
U.S. corporate:
Utilities	4,322	675	—	—	—	4,997
Energy	2,404	303	—	(8)	—	2,699
Finance and insurance	6,977	798	—	(1)	—	7,774
Consumer—non-cyclical	4,909	796	—	(4)	—	5,701
Technology and communications	2,883	363	—	(1)	—	3,245
Industrial	1,271	125	—	—	—	1,396
Capital goods	2,345	367	—	(1)	—	2,711
Consumer—cyclical	1,590	172	—	(2)	—	1,760
Transportation	1,320	187	—	(1)	—	1,506
Other	292	30	—	—	—	322

Total U.S. corporate	28,313	3,816	—	(18)	—	32,111

Non-U.S. corporate:
Utilities	779	50	—	—	—	829
Energy	1,140	179	—	—	—	1,319
Finance and insurance	2,087	232	—	—	—	2,319
Consumer—non-cyclical	631	55	—	(2)	—	684
Technology and communications	1,010	128	—	—	—	1,138
Industrial	896	92	—	—	—	988
Capital goods	565	40	—	—	—	605
Consumer—cyclical	373	24	—	—	—	397
Transportation	557	73	—	(1)	—	629
Other	1,431	188	—	(2)	—	1,617

Total non-U.S. corporate	9,469	1,061	—	(5)	—	10,525

Residential mortgage-backed (1)	2,057	199	15	(1)	—	2,270
Commercial mortgage-backed	2,897	137	—	(8)	—	3,026
Other asset-backed	3,262	30	—	(7)	—	3,285

Total available-for-sale fixed maturity securities	$53,700	$6,667	$15	$(43)	$—	$60,339

(1)	Fair value included $9 million collateralized by Alt-A residential mortgage loans and $24 million collateralized by sub-prime residential mortgage loans.
Fixed maturity securities increased $5.5 billion principally from an increase in net unrealized gains related to a decrease in interest rates, as well as purchases exceeding sales, maturities and repayments in 2020.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of December 31:

	2020		2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Limited partnerships	$1,049	47%	$634	39%
Derivatives	587	26	290	18
Bank loan investments	344	15	383	23
Short-term investments	183	8	260	16
Securities lending collateral	67	3	51	3
Other investments	23	1	14	1

Total other invested assets	$2,253	100%	$1,632	100%

Limited partnerships increased primarily from additional capital investments and net unrealized gains, partially offset by return of capital in 2020. Derivatives increased largely from a decrease in interest rates in 2020.
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

(Notional in millions)	Measurement	December 31, 2019	Additions	Maturities/ terminations	December 31, 2020
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,968	$1,844	$(2,634)	$8,178
Foreign currency swaps	Notional	110	17	—	127

Total cash flow hedges		9,078	1,861	(2,634)	8,305

Total derivatives designated as hedges		9,078	1,861	(2,634)	8,305

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Equity index options	Notional	2,451	2,053	(2,504)	2,000
Financial futures	Notional	1,182	5,516	(5,594)	1,104
Other foreign currency contracts	Notional	628	7,080	(5,937)	1,771

Total derivatives not designated as hedges		8,935	14,649	(14,035)	9,549

Total derivatives		$18,013	$16,510	$(16,669)	$17,854

(Number of policies)	Measurement	December 31, 2019	Additions	Maturities/ terminations	December 31, 2020
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	25,623	—	(1,910)	23,713
Fixed index annuity embedded derivatives	Policies	15,441	—	(2,663)	12,778
Indexed universal life embedded derivatives	Policies	884	—	(42)	842

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
Consolidated Balance Sheets
Total assets
. Total assets increased $4,405 million from $101,342 million as of December 31, 2019 to $105,747 million as of December 31, 2020.

•
Cash, cash equivalents, restricted cash and total investments increased $5,324 million primarily from increases of $5,451 million and $621 million in fixed maturity securities and other invested assets, respectively. The increase in fixed maturity securities was predominantly related to higher unrealized gains mostly associated with a decrease in interest rates and from net purchases in 2020. The increase in other invested assets was principally from additional capital investments in limited partnerships in 2020 and higher derivative assets driven mostly by lower interest rates. These increases were partially offset by a decrease in cash, cash equivalents and restricted cash of $685 million largely related to the redemption of Genworth Holdings’ senior notes due in June 2020, the early repayment of Rivermont I’s non-recourse
funding obligations originally due in 2050, net purchases of fixed maturity securities, payments of $269 million to AXA and the repurchase of $84 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates. These decreases to cash were partially offset by proceeds received from the issuance of GMHI’s 2025 Senior Notes.

•
DAC decreased $307 million principally associated with higher amortization largely driven by an increase in lapses in our large
20-year
term life insurance block as it entered its post-level premium period and amortization outpacing deferrals reflecting the low sales in our long-term care insurance business in 2020. Additionally, our universal and term universal life insurance products decreased mostly attributable to an impairment of $63 million recorded in connection with recoverability testing and an unfavorable unlocking adjustment of $48 million related to our annual review of assumptions in 2020.

•
Reinsurance recoverable decreased $284 million mainly attributable to the runoff of our structured settlement products ceded to UFLIC, an affiliate of our former parent, GE. We also recorded $45 million of expected credit losses in 2020 associated with adopting the new accounting guidance.

•
Deferred tax asset decreased $318 million largely due to the utilization of net operating losses and foreign tax credits and from higher unrealized gains on derivatives and investments, partially offset by a deferred tax asset recorded in connection with the AXA settlement agreement.

Total liabilities
. Total liabilities increased $3,217 million from $86,710 million as of December 31, 2019 to $89,927 million as of December 31, 2020.

•
Future policy benefits increased $2,311 million primarily driven by shadow accounting adjustments associated with the recognition of higher unrealized gains. The shadow accounting adjustments increased future policy benefits by approximately $1,889 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). The increase was also attributable to aging of our long-term care insurance in-force
block and higher incremental reserves of $302 million recorded in connection with an accrual for profits followed by losses in 2020. These increases were partially offset by our fixed annuities business principally from net outflows driven by surrenders and benefits in 2020 and from the runoff of our term life insurance products, along with higher lapses in 2020.

•
Policyholder account balances decreased $714 million largely attributable to surrenders and benefits in our fixed annuities business and our corporate-owned life insurance products and from a favorable unlocking adjustment of $118 million in our term universal and universal life insurance products related to our annual review of assumptions in 2020.

•
Liability for policy and contract claims increased $859 million largely related to our U.S. mortgage insurance business primarily attributable to a significant increase in the number of new delinquencies driven largely by borrower forbearance resulting from
COVID-19.
In addition, existing reserves were strengthened by $65 million in 2020 primarily driven by deterioration of early cure emergence patterns impacting claim frequency and severity. The increase was also attributable to our long-term care insurance business primarily attributable to higher new claims and claim severity as a result of the aging of the in-force
block. Given our assumption that
COVID-19
has temporarily decreased the number of new claims submitted, IBNR reserves were strengthened by $108 million, partially offsetting the favorable development on IBNR claims. Additionally, we recorded a $91 million increase to claim reserves, reflecting our assumption that
COVID-19
has accelerated mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. These increases were partially offset by higher claim terminations driven mostly by higher mortality and a $38 million net favorable impact from changes in assumptions and methodologies associated with our annual claim reserve review completed in the fourth quarter of 2020. Our Australia mortgage insurance business increased its loss reserves by $123 million, including its IBNR reserves, due principally to a refinement in methodology to better align with historical delinquency behavior, as well as to reflect delayed impacts from higher expected delinquencies and the pressured economic conditions caused by
COVID-19.

•
Other liabilities increased $332 million principally due to higher counterparty collateral driven mostly by lower interest rates increasing derivative valuations and an increase in accrued expenses, including contract fee accruals in our Australia mortgage insurance business.

•	Non-recourse funding obligations decreased $311 million due to the early redemption of Rivermont I’s outstanding non-recourse funding obligations originally due in 2050.

•
Long-term borrowings increased $271 million mainly attributable to $750 million of senior notes issued by GMHI, partially offset by the redemption of Genworth Holdings’ 7.70% senior notes due in June 2020 and the repurchase of $84 million principal amount of senior notes with 2021 maturity dates in 2020.

•
Liabilities related to discontinued operations increased $421 million predominantly from a promissory note issued in July 2020 associated with the settlement agreement reached with AXA. See note 23 in our consolidated financial statements under “Item 8 —Financial Statements and Supplementary Data” for additional details.

Total equity
. Total equity increased $1,188 million from $14,632 million as of December 31, 2019 to $15,820 million as of December 31, 2020.

•
We reported net income available to Genworth Financial, Inc.’s common stockholders of $178 million for the year ended December 31, 2020. We also adopted new accounting guidance on January 1, 2020 related to estimating expected credit losses that was applied on a modified retrospective basis, resulting in a $55 million decrease to retained earnings in 2020.

•	Unrealized gains on investments and derivatives qualifying as hedges increased $758 million and $209 million, respectively, primarily from a decrease in interest rates in 2020.
Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries
The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Net cash from operating activities	$1,960	$2,079	$1,633
Net cash from (used by) investing activities	(1,153)	1,301	(622)
Net cash used by financing activities	(1,507)	(2,217)	(1,621)

Net increase (decrease) in cash before foreign exchange effect	$(700)	$1,163	$(610)

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
We had lower cash inflows from operating activities in 2020 mainly attributable to payments of $269 million to AXA, discussed further below, partially offset by higher collateral received from counterparties related to our derivative positions in 2020.
We had cash outflows from investing activities in 2020 mainly from net purchases of fixed maturity and equity securities and net capital calls on limited partnerships, partially offset by commercial mortgage loan repayments outpacing originations and policy loan repayments. We had cash inflows from investing activities in 2019 primarily driven by net proceeds from the sale of Genworth Canada in December 2019 and net sales of fixed maturity securities, partially offset by net purchases of short-term investments and commercial mortgage loan originations outpacing repayments.
We had lower cash outflows from financing activities in 2020 principally from $738 million of net proceeds from the issuance of GMHI’s 2025 Senior Notes and lower net withdrawals from our investment contracts, partially offset by higher repayment and repurchase of long-term debt. In 2020, Genworth Holdings redeemed $397 million of its senior notes due in June 2020, Rivermont I early redeemed $315 million of its non-recourse
funding obligations originally due in 2050 and Genworth Holdings repurchased $84 million principal amount of its senior notes with 2021 maturity dates. In 2019, Genworth Holdings repaid its $443 million Term Loan.
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
Genworth—holding company
Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have any significant operations of their own. Dividends from their respective subsidiaries, payments to them under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings or securities issuances are their principal sources of cash to meet their obligations. Insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. We expect dividends paid by the insurance subsidiaries will vary depending on strategic objectives, regulatory requirements and business performance, including the expected continued adverse impacts from
COVID-19.
The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings or other obligations (including payments to AXA under a secured promissory note reported as discontinued operations), payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on our U.S. mortgage insurance business so it remains appropriately capitalized and reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity.
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
Genworth Holdings had $1,078 million and $1,461 million of cash, cash equivalents and restricted cash as of December 31, 2020 and 2019, respectively, which included $46 million of restricted cash equivalents as of December 31, 2020. Genworth Holdings also held $25 million and $70 million in U.S. government securities as of December 31, 2020 and 2019, respectively, which included approximately $25 million and $48 million, respectively, of restricted assets. The decrease in Genworth Holdings’ cash, cash equivalents and restricted cash was principally driven by the repayment of long-term debt and intercompany notes and payments to AXA of $269 million, partially offset by dividends of $437 million received from our U.S. mortgage insurance business and intercompany tax payments received from our subsidiaries generated from realized investment gains in 2020. On July 20, 2020, we reached a settlement agreement with AXA regarding a dispute over payment protection insurance mis-selling claims sold by our former lifestyle protection insurance business that was acquired by AXA in December 2015. Prior to reaching the settlement agreement, in January 2020, we made an interim litigation payment of £100 million ($134 million) to AXA. On July 21, 2020 we paid an initial amount under the settlement agreement of £100 million ($125 million) and have also paid approximately $10 million in interest payments attributable to the promissory note. For additional details on the decrease in cash, cash equivalents and restricted cash, see below under “—Capital resources and financing activities.”
During the years ended December 31, 2020, 2019 and 2018, Genworth Holdings received cash dividends from its international subsidiaries of $11 million, $1,486 million and $182 million, respectively. Our international subsidiaries had to preserve capital due to the adverse impacts caused by COVID-19 and accordingly reduced the amount of dividends paid to Genworth Holdings during 2020. Dividends received by

Genworth Holdings in 2019 included $1,235 million of net proceeds related to the sale of Genworth Canada. Dividends received by Genworth Holdings in 2019 and 2018 also included $23 million and $57 million, respectively, from our participation in the share buy-back programs in Genworth Australia, as discussed below.
During 2020, our U.S. mortgage insurance business paid dividends of $437 million from the net proceeds received from GMHI’s issuance of its 2025 Senior Notes. During 2019 and 2018, Genworth Financial received cash dividends of $250 million and $50 million, respectively, from our U.S. mortgage insurance business. We regularly evaluate business conditions, the macro-economic environment, regulatory requirements, PMIERs sufficiency and business needs, among other things, to determine the amount and timing of future dividends in our U.S. mortgage insurance business. Future dividends and the timing of their distribution will also depend on the economic recovery from COVID-19 and prepayment obligations under the secured promissory note issued in connection with the AXA settlement agreement, among other factors.
There were no dividends paid to Genworth Holdings by its domestic life insurance subsidiaries during the years ended December 31, 2020, 2019 or 2018. We do not expect our U.S. life insurance businesses to provide dividends to our holding companies in the foreseeable future.
Guarantees and other commitments
Genworth Holdings provides capital support of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to fund claims to support its mortgage insurance business in Mexico. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.
Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this United Kingdom subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2020, the risk in-force of active policies was approximately $1.3 billion.
Genworth Holdings has a Tax Matters Agreement with GE, our former parent company, which represents an obligation of Genworth Holdings to GE. The balance of the fixed portion of the obligation was $41 million as of December 31, 2020. Genworth Financial and Genworth Holdings have joint and several guarantees associated with this Tax Matters Agreement.
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
We also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $4 million and $5 million as of December 31, 2020 and 2019, respectively.
Regulated insurance subsidiaries
Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. See note 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information regarding the payment of dividends. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2020, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $190 million to us in 2021. However, our insurance subsidiaries may not pay dividends to us in 2021 at this level if they need to retain capital for regulatory purposes, including as a result of
COVID-19,
and retain capital for future growth or to meet capital requirements. In addition, the receipt of dividends and sale proceeds above certain thresholds from our mortgage insurance businesses, including the applicable insurance subsidiaries, are also subject to mandatory prepayment conditions under the settlement agreement with AXA. See note 23 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional details on the terms of the settlement with AXA.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2020, our total cash, cash equivalents, restricted cash and invested assets were $79.9 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 37% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of December 31, 2020.
As of December 31, 2020, 2019 and 2018, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements. On October 22, 2020, our U.S. mortgage insurance business obtained $350 million of excess of loss reinsurance coverage from Triangle Re 2020 on a portfolio of existing mortgage insurance policies written from January 2020 through August 2020. See note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information on this transaction. Credit risk transfer transactions provided an aggregate of approximately $936 million of PMIERs capital credit as of December 31, 2020. Our U.S. mortgage insurance business may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time. We believe that future credit risk transfer transactions may be more difficult to execute, if possible at all, and may have a higher cost during and following
COVID-19.
In February 2019, Genworth Australia announced its intention to commence an on-market
share
buy-back
program for shares up to a maximum aggregate amount of AUD$100 million. Pursuant to the program, Genworth

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
As of December 31, 2020, each of our life insurance subsidiaries exceeded the minimum required RBC levels in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 229% as of December 31, 2020, an increase compared to December 31, 2019, mostly from statutory income as a result of benefits in our long-term care insurance business from higher terminations and lower claim incidence, partially offset by increases in statutory reserves related to Actuarial Guideline 38 and cash flow testing in GLICNY.
Capital resources and financing activities
On August 21, 2020, GMHI issued $750 million of its 6.50% senior notes due in 2025. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021. These notes mature on August 15, 2025. GMHI may redeem the notes, in whole or in part, at any time prior to February 15, 2025 at its option, by paying a make-whole premium, plus accrued and unpaid interest. At any time on or after February 15, 2025, GMHI may redeem the notes, in whole or in part, at its option, at 100% of the principal amount, plus accrued and unpaid interest. The notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if GMHI breaches the terms of the indenture.
On July 3, 2020, GFMIPL, our majority-owned subsidiary, issued AUD$147 million floating rate subordinated notes due in July 2030 in exchange for AUD$147 million of its floating rate subordinated notes due in July 2025 and issued an additional AUD$43 million floating rate subordinated notes due in July 2030. These notes will pay interest quarterly at a floating rate equal to the three-month Bank Bill Swap reference rate plus a margin of 5.0% per annum. GFMIPL has an option to redeem the notes at face value on July 3, 2025 and every interest payment date thereafter up to and excluding the maturity date, and for certain tax and regulatory events (in each case subject to APRA’s prior written approval). GFMIPL redeemed AUD$5 million of its floating rate subordinated notes due in July 2025 on August 24, 2020 and redeemed the remaining AUD$48 million of its floating rate subordinated notes due in July 2025 on October 6, 2020 and paid accrued interest thereon.
Genworth Holdings paid its 7.20% senior notes with a principal balance of $338 million at maturity on February 16, 2021. During 2020, Genworth Holdings also repurchased $84 million principal amount of its senior notes with 2021 maturity dates for a pre-tax gain of $4 million. In March 2020, Genworth Holdings repaid a $200 million intercompany note due to GLIC with a maturity date of March 31, 2020.
On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020 using cash proceeds received from the sale of Genworth Canada. The senior notes were fully redeemed with a cash payment of $409 million, comprised of the outstanding principal balance, accrued interest and a make-whole premium of $9 million.
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
In addition to the initial settlement payment of £100 million ($125 million) paid to AXA on July 21, 2020, we also issued a secured promissory note to AXA that is due in two installment payments in 2022. Under the settlement, certain cash flows to Genworth Holdings, including dividends and capital raises, above defined thresholds must be paid to AXA until the promissory note is fully repaid. In addition, to date in 2021 and over the next year, we expect to pay AXA approximately $53 million consisting of interest on the promissory note, assuming we do not make any pre-payments,
and a
one-time
payment on an unrelated liability associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business.
Our evaluation of our ability to meet our obligations includes the following contractual obligations due within one year from the issue date of our consolidated financial statements, along with other certain conditions and events:

•	Genworth Holdings had $338 million of its 7.20% senior notes that matured in February 2021 and $659 million of its 7.625% senior notes that will mature in September 2021, excluding deferred costs;

•	interest payments on our senior notes are forecasted to be $165 million for the next twelve months;

•	in 2021, until the secured promissory note to AXA is paid, dividends above $50 million from our U.S. mortgage insurance subsidiaries are subject to mandatory prepayment conditions;

•	the receipt of dividends and sale proceeds above certain thresholds from our Australian mortgage insurance business are also subject to mandatory prepayment conditions; and

•
due to the uncertainty around the completion and timing of the remaining steps required to close the China Oceanwide transaction, on January 4, 2021, Genworth and China Oceanwide agreed that an extension of the then current December 31, 2020 merger agreement end date would not be sought. The consummation of this transaction is dependent on steps outside of our control; accordingly, the associated post-closing capital contributions from China Oceanwide have not been included in this evaluation.

In connection with repaying our senior notes maturing in September 2021, Genworth Holdings expects to have a cash shortfall of approximately $15 million which raises doubt about our ability to meet our financial obligations within the next year. While conditions and events occurring and expected to occur raise doubt about our ability to meet our financial obligations, management’s plans alleviate this doubt.
To address this shortfall and longer-term obligations, as well as build cash buffers, we are actively taking additional steps toward raising capital by preparing for a possible partial public offering of our U.S. mortgage insurance business, subject to market conditions. In addition to a partial sale of our U.S. mortgage insurance business through a public offering, we are also evaluating the possibility of the issuance of convertible, equity-linked
securities or another transaction, prior to our senior notes maturing in September 2021. We believe an equity transaction involving our U.S. mortgage insurance business, or another transaction, if needed, is probable of being effectively executed. Support for our assessment includes the relatively small amount of the shortfall, the value of the U.S. and Australia mortgage insurance businesses, the healthy conditions of the relevant markets, investor interest, views from our financial advisors, and our successful history of similar transactions, among other factors.
In addition to existing cash held at Genworth Holdings and management’s plans, we believe additional sources of cash coming from future cash tax payments under tax sharing agreements and expense reimbursement arrangements with subsidiaries, and if necessary, sales of assets, will further provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. Until the secured promissory note issued to AXA is repaid, certain prepayment obligations thereunder place significant constraints on our ability to repay debt (other than the 2021 debt maturities) with the proceeds of new debt financing, equity offerings, asset sales or dividends from subsidiaries. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Our cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. We may move below or above our targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. We continue to evaluate our target level of liquidity as circumstances warrant. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with certainty the impact to us from future disruptions in the credit markets or the recent or any further future downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company debt. The availability of additional funding, including an equity transaction through our U.S. mortgage insurance business or the issuance of debt, convertible or equity-linked securities, will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, credit ratings and the performance of and outlook for our U.S. mortgage insurance business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.” These risks may be exacerbated by the economic impact of
COVID-19.
No references herein to any potential equity transaction constitutes an offering of securities.

Contractual obligations and commercial commitments
We enter into obligations with third parties in the ordinary course of our operations. These obligations as of December 31, 2020, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected in the following table. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2021	2022-2023	2024-2025	2026 and thereafter
Borrowings and interest (1)	$5,133	$1,196	$676	$1,357	$1,904
Operating lease obligations (2)	74	11	18	12	33
Other purchase liabilities (3)	34	20	12	2	—
Securities lending (4)	67	67	—	—	—
Commercial mortgage loan commitments (5)	32	32	—	—	—
Bank loan investment commitments (5)	32	32	—	—	—
Limited partnership commitments (5)	1,090	271	455	297	67
Private placement commitments (5)	85	85	—	—	—
Insurance liabilities (6)	114,630	2,610	5,752	5,288	100,980
Tax matters agreement (7)	45	14	31	—	—
Unrecognized tax benefits (8)	62	—	—	—	62

Total contractual obligations	$121,284	$4,338	$6,944	$6,956	$103,046

(1)
Includes payments of principal and interest on our long-term borrowings. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet as it excludes debt issuance costs, premiums and discounts and includes interest that is expected to be payable in future years. See note 12 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for information related to the timing of payments and the maturity dates of these borrowings. In addition, we have contractual amounts due to AXA related to the promissory note issued under a settlement agreement. This amount is reported as discontinued operations and is excluded from this table.

(2)
Includes the undiscounted lease payments required under our operating lease obligations. The related operating lease liability is recorded on our consolidated balance sheet net of imputed interest of $21 million. See note 2 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to operating leases.

(3)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(4)
The timing for the return of the collateral associated with our securities lending program is generally overnight and continuous; therefore, the return of collateral is reflected as being due in 2021. See note 12 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

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

Off-Balance
Sheet Transactions
We have used
off-balance
sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2020 and 2019 were $38 million and $47 million, respectively, which were also securitized assets required to be consolidated. Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance
sheet securitization transactions executed in 2020, 2019 or 2018. See note 2 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.
Seasonality
In general, our business as a whole is not seasonal in nature. However, in our U.S. mortgage insurance business, the level of delinquencies, which increases the likelihood of losses, generally tends to decrease in mid-first
quarter and continue through second quarter while increasing in the third and fourth quarters of the calendar year. Therefore, we typically experience lower levels of losses resulting from delinquencies in the first and second quarters, as compared with those in the third and fourth quarters. In 2020, due largely to
COVID-19,
our U.S. mortgage insurance business experienced elevated delinquencies mainly attributable to borrowers entering a forbearance plan. These
COVID-19
related delinquencies are inconsistent with seasonal norms, therefore, we may continue to see varying levels of delinquencies and cures during 2021 or until the economy recovers from the pandemic. See “—U.S. Mortgage Insurance segment—Trends and conditions” for additional information related to our U.S. mortgage insurance business.
There is also modest delinquency seasonality in our mortgage insurance business in Australia where we generally experience higher new delinquencies and lower cure rates in the first and second quarters of each calendar year. However, during 2020,
COVID-19
caused varying levels of delinquencies as compared to historic norms mainly due to a change in traditional delinquency development and progression patterns. We could continue to experience delayed delinquencies and associated progression patterns until payment deferral programs are no longer permitted. Conversely, if borrowers are no longer allowed payment deferrals due to a
COVID-19
hardship we could experience sharp increases in delinquencies in 2021. See “—Australia Mortgage Insurance segment—Trends and conditions” for additional information related to our Australia mortgage insurance business.
Our U.S. life insurance business has not historically experienced significant seasonal patterns within its products. However, due largely to
COVID-19,
our U.S. life insurance business has seen elevated mortality across all its products. Although we do not track the cause of death in our long-term care insurance business, we believe elevated mortality drove higher claim terminations during 2020 as compared to previous years. In addition, due in large part to stay at home orders and other safety measures, claim incidence has been lower throughout 2020 in our long-term care insurance business. We believe the higher claim terminations and lower claim incidence are temporary in nature and will return to historic norms once we recover from the pandemic. See “U.S. Life Insurance segment—Trends and conditions” for additional information related to our U.S. life insurance business.
Inflation
We do not believe that inflation has had a material effect on our results of operations, except insofar as inflation may affect interest rates or foreign exchange rates. In addition, inflation can impact healthcare costs and the cost of care in our long-term care insurance business. Our long-term care insurance business has experienced higher claim severity in recent years due in part to the rising costs of healthcare.
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
as amended by the SEC on March 2, 2020. In 2020, we early applied new rules issued by the SEC by removing certain comparative prior year condensed consolidating financial information herein and presenting the supplemental condensed consolidating financial information outside the footnotes of our consolidated financial statements. We continue to provide prior year annual period condensed consolidating financial information in accordance with the new amended rules.
The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of December 31, 2020 and 2019 and the condensed consolidating income statement information, condensed consolidating comprehensive income statement information and condensed consolidating cash flow statement information for the years ended December 31, 2020 and 2019.
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
The following table presents the condensed consolidating balance sheet information as of December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $55,676 and allowance for credit losses of $4)	$—	$—	$65,790	$—	$65,790
Equity securities, at fair value	—	—	476	—	476
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,774	—	6,774
Less: Allowance for credit losses	—	—	(31)	—	(31)

Commercial mortgage loans, net	—	—	6,743	—	6,743
Policy loans	—	—	1,978	—	1,978
Other invested assets	—	67	2,186	—	2,253
Investments in subsidiaries	15,358	16,673	—	(32,031)	—

Total investments	15,358	16,740	77,173	(32,031)	77,240
Cash, cash equivalents and restricted cash	—	1,078	1,578	—	2,656
Accrued investment income	—	—	671	—	671
Deferred acquisition costs	—	—	1,529	—	1,529
Intangible assets and goodwill	—	—	200	—	200
Reinsurance recoverable	—	—	16,864	—	16,864
Less: Allowance for credit losses	—	—	(45)	—	(45)

Reinsurance recoverable, net	—	—	16,819	—	16,819
Other assets	2	146	296	—	444
Intercompany notes receivable	—	19	—	(19)	—
Deferred tax assets	13	767	(673)	—	107
Separate account assets	—	—	6,081	—	6,081

Total assets	$15,373	$18,750	$103,674	$(32,050)	$105,747

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$42,695	$—	$42,695
Policyholder account balances	—	—	21,503	—	21,503
Liability for policy and contract claims	—	—	11,817	—	11,817
Unearned premiums	—	—	1,968	—	1,968
Other liabilities	55	156	1,507	—	1,718
Intercompany notes payable	—	—	19	(19)	—
Long-term borrowings	—	2,665	883	—	3,548
Separate account liabilities	—	—	6,081	—	6,081
Liabilities related to discontinued operations	—	581	16	—	597

Total liabilities	55	3,402	86,489	(19)	89,927

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	12,008	12,890	18,562	(31,452)	12,008
Accumulated other comprehensive income (loss)	4,425	4,426	4,499	(8,925)	4,425
Retained earnings	1,584	(1,968)	(6,681)	8,649	1,584
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,318	15,348	16,383	(31,731)	15,318
Noncontrolling interests	—	—	802	(300)	502

Total equity	15,318	15,348	17,185	(32,031)	15,820

Total liabilities and equity	$15,373	$18,750	$103,674	$(32,050)	$105,747

The following table presents the condensed consolidating balance sheet information as of December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$60,539	$(200)	$60,339
Equity securities, at fair value	—	—	239	—	239
Commercial mortgage loans ($47 are restricted related to a securitization entity)	—	—	6,963	—	6,963
Policy loans	—	—	2,058	—	2,058
Other invested assets	—	71	1,561	—	1,632
Investments in subsidiaries	14,079	15,090	—	(29,169)	—

Total investments	14,079	15,161	71,360	(29,369)	71,231
Cash, cash equivalents and restricted cash	—	1,461	1,880	—	3,341
Accrued investment income	—	—	657	(3)	654
Deferred acquisition costs	—	—	1,836	—	1,836
Intangible assets and goodwill	—	—	201	—	201
Reinsurance recoverable	—	—	17,103	—	17,103
Other assets	4	201	239	(1)	443
Intercompany notes receivable	119	132	—	(251)	—
Deferred tax assets	13	821	(409)	—	425
Separate account assets	—	—	6,108	—	6,108

Total assets	$14,215	$17,776	$98,975	$(29,624)	$101,342

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$40,384	$—	$40,384
Policyholder account balances	—	—	22,217	—	22,217
Liability for policy and contract claims	—	—	10,958	—	10,958
Unearned premiums	—	—	1,893	—	1,893
Other liabilities	30	118	1,243	(5)	1,386
Intercompany notes payable	—	319	132	(451)	—
Non-recourse funding obligations	—	—	311	—	311
Long-term borrowings	—	3,137	140	—	3,277
Separate account liabilities	—	—	6,108	—	6,108
Liabilities related to discontinued operations	—	134	42	—	176

Total liabilities	30	3,708	83,428	(456)	86,710

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	11,990	12,761	18,431	(31,192)	11,990
Accumulated other comprehensive income (loss)	3,433	3,433	3,474	(6,907)	3,433
Retained earnings	1,461	(2,126)	(7,108)	9,234	1,461
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,185	14,068	14,800	(28,868)	14,185
Noncontrolling interests	—	—	747	(300)	447

Total equity	14,185	14,068	15,547	(29,168)	14,632

Total liabilities and equity	$14,215	$17,776	$98,975	$(29,624)	$101,342

The following table presents the condensed consolidating income statement information for the year ended December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,110	$—	$4,110
Net investment income	(3)	5	3,261	(3)	3,260
Net investment gains (losses)	—	6	552	—	558
Policy fees and other income	—	3	731	(4)	730

Total revenues	(3)	14	8,654	(7)	8,658

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,391	—	5,391
Interest credited	—	—	549	—	549
Acquisition and operating expenses, net of deferrals	31	6	951	—	988
Amortization of deferred acquisition costs and intangibles	—	—	492	—	492
Goodwill impairment	—	—	5	—	5
Interest expense	1	175	33	(7)	202

Total benefits and expenses	32	181	7,421	(7)	7,627

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(35)	(167)	1,233	—	1,031
Provision (benefit) for income taxes	(2)	(41)	313	—	270
Equity in income of subsidiaries	210	912	—	(1,122)	—

Income from continuing operations	177	786	920	(1,122)	761
Income (loss) from discontinued operations, net of taxes	1	(573)	23	—	(549)

Net income	178	213	943	(1,122)	212
Less: net income from continuing operations attributable to noncontrolling interests	—	—	34	—	34
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$178	$213	$909	$(1,122)	$178

The following table presents the condensed consolidating income statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,037	$—	$4,037
Net investment income	(3)	10	3,228	(15)	3,220
Net investment gains (losses)	—	(5)	55	—	50
Policy fees and other income	—	2	792	(5)	789

Total revenues	(3)	7	8,112	(20)	8,096

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,163	—	5,163
Interest credited	—	—	577	—	577
Acquisition and operating expenses, net of deferrals	20	—	942	—	962
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Interest expense	3	231	25	(20)	239

Total benefits and expenses	23	231	7,148	(20)	7,382

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(26)	(224)	964	—	714
Provision (benefit) for income taxes	(3)	(45)	243	—	195
Equity in income of subsidiaries	366	177	—	(543)	—

Income (loss) from continuing operations	343	(2)	721	(543)	519
Income (loss) from discontinued operations, net of taxes	—	(140)	151	—	11

Net income (loss)	343	(142)	872	(543)	530
Less: net income from continuing operations attributable to noncontrolling interests	—	—	64	—	64
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	123	—	123

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$343	$(142)	$685	$(543)	$343

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$178	$213	$943	$(1,122)	$212
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	764	765	765	(1,530)	764
Net unrealized gains (losses) on securities with an allowance for credit losses	(6)	(6)	(6)	12	(6)
Derivatives qualifying as hedges	209	209	241	(450)	209
Foreign currency translation and other adjustments	25	25	55	(50)	55

Total other comprehensive income (loss)	992	993	1,055	(2,018)	1,022

Total comprehensive income	1,170	1,206	1,998	(3,140)	1,234
Less: comprehensive income attributable to noncontrolling interests	—	—	64	—	64

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,170	$1,206	$1,934	$(3,140)	$1,170

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$343	$(142)	$872	$(543)	$530
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	859	842	846	(1,701)	846
Net unrealized gains (losses) on other-than-temporarily impaired securities	2	2	2	(4)	2
Derivatives qualifying as hedges	221	221	247	(468)	221
Foreign currency translation and other adjustments	307	224	486	(530)	487

Total other comprehensive income (loss)	1,389	1,289	1,581	(2,703)	1,556

Total comprehensive income	1,732	1,147	2,453	(3,246)	2,086
Less: comprehensive income attributable to noncontrolling interests	—	—	354	—	354

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,732	$1,147	$2,099	$(3,246)	$1,732

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$178	$213	$943	$(1,122)	$212
Less (income) loss from discontinued operations, net of taxes	(1)	573	(23)	—	549
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(210)	(912)	—	1,122	—
Dividends from subsidiaries	—	448	(448)	—	—
Amortization of fixed maturity securities discounts and premiums	—	6	(144)	—	(138)
Net investment (gains) losses	—	(6)	(552)	—	(558)
Charges assessed to policyholders	—	—	(646)	—	(646)
Acquisition costs deferred	—	—	(15)	—	(15)
Amortization of deferred acquisition costs and intangibles	—	—	492	—	492
Goodwill impairment	—	—	5	—	5
Deferred income taxes	(1)	212	57	—	268
Derivative instruments and limited partnerships	—	(70)	(17)	—	(87)
Stock-based compensation expense	39	—	1	—	40
Change in certain assets and liabilities:
Accrued investment income and other assets	2	16	(155)	(5)	(142)
Insurance reserves	—	—	1,217	—	1,217
Current tax liabilities	(1)	41	(50)	—	(10)
Other liabilities, policy and contract claims and other policy-related balances	11	30	996	5	1,042
Cash used by operating activities—discontinued operations	—	(269)	—	—	(269)

Net cash from operating activities	17	282	1,661	—	1,960

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,800	—	3,800
Commercial mortgage loans	—	—	744	—	744
Other invested assets	—	—	182	—	182
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	4,234	—	4,234
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(9,386)	—	(9,386)
Commercial mortgage loans	—	—	(547)	—	(547)
Other invested assets	—	—	(449)	—	(449)
Short-term investments, net	—	45	34	—	79
Policy loans, net	—	—	190	—	190
Intercompany notes receivable	(10)	(16)	200	(174)	—
Capital contributions to subsidiaries	(2)	—	2	—	—

Net cash from (used by) investing activities	(12)	29	(996)	(174)	(1,153)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	862	—	862
Withdrawals from universal life and investment contracts	—	—	(2,282)	—	(2,282)
Redemption and repurchase of non-recourse funding obligations	—	—	(315)	—	(315)
Proceeds from the issuance of long-term debt	—	—	766	—	766
Repayment and repurchase of long-term debt	—	(490)	(37)	—	(527)
Intercompany notes payable	—	(190)	16	174	—
Dividends paid to noncontrolling interests	—	—	(9)	—	(9)
Other, net	(5)	(14)	17	—	(2)

Net cash used by financing activities	(5)	(694)	(982)	174	(1,507)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	15	—	15

Net change in cash, cash equivalents and restricted cash	—	(383)	(302)	—	(685)
Cash, cash equivalents and restricted cash at beginning of period	—	1,461	1,880	—	3,341

Cash, cash equivalents and restricted cash at end of period	—	1,078	1,578	—	2,656
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$1,078	$1,578	$—	$2,656

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2019:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$343	$(142)	$872	$(543)	$530
Less (income) loss from discontinued operations, net of taxes	—	140	(151)	—	(11)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in income from subsidiaries	(366)	(177)	—	543	—
Dividends from subsidiaries	250	1,352	(1,602)	—	—
Amortization of fixed maturity securities discounts and premiums	—	8	(126)	—	(118)
Net investment (gains) losses	—	5	(55)	—	(50)
Charges assessed to policyholders	—	—	(699)	—	(699)
Acquisition costs deferred	—	—	(27)	—	(27)
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Deferred income taxes	1	132	6	—	139
Derivative instruments and limited partnerships	—	(35)	(63)	—	(98)
Stock-based compensation expense	26	—	1	—	27
Change in certain assets and liabilities:
Accrued investment income and other assets	—	7	(365)	—	(358)
Insurance reserves	—	—	1,259	—	1,259
Current tax liabilities	16	(43)	53	—	26
Other liabilities, policy and contract claims and other policy-related balances	(17)	(44)	668	2	609
Cash from operating activities-discontinued operations	—	134	275	—	409

Net cash from operating activities	253	1,337	487	2	2,079

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,436	—	3,436
Commercial mortgage loans	—	—	582	—	582
Restricted commercial mortgage loans related to a securitization entity	—	—	15	—	15
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,883	—	3,883
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(6,899)	—	(6,899)
Commercial mortgage loans	—	—	(813)	—	(813)
Other invested assets, net	—	5	(392)	(2)	(389)
Policy loans, net	—	—	62	—	62
Intercompany notes receivable	(119)	48	6	65	—
Capital contributions to subsidiaries	(5)	—	5	—	—
Proceeds from sale of business, net of cash transferred	—	—	1,398	—	1,398
Cash from investing activities-discontinued operations	—	—	26	—	26

Net cash from (used by) investing activities	(124)	53	1,309	63	1,301

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	824	—	824
Withdrawals from universal life and investment contracts	—	—	(2,319)	—	(2,319)
Repayment and repurchase of long-term debt	—	(446)	—	—	(446)
Intercompany notes payable	(122)	112	75	(65)	—
Repurchase of subsidiary shares	—	—	(22)	—	(22)
Dividends paid to noncontrolling interests	—	—	(87)	—	(87)
Other, net	(7)	(24)	(4)	—	(35)
Cash used by financing activities-discontinued operations	—	—	(132)	—	(132)

Net cash used by financing activities	(129)	(358)	(1,665)	(65)	(2,217)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $6 related to discontinued operations)	—	—	1	—	1

Net change in cash, cash equivalents and restricted cash	—	1,032	132	—	1,164
Cash, cash equivalents and restricted cash at beginning of period	—	429	1,748	—	2,177

Cash, cash equivalents and restricted cash at end of period	—	1,461	1,880	—	3,341
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$1,461	$1,880	$—	$3,341

As of December 31, 2020, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $15.2 billion and $16.5 billion, respectively. There are no regulatory restrictions on the ability of Genworth Financial to pay dividends. Our Board of Directors has suspended the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our debt obligations, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.
For additional information on significant restrictions on dividends by subsidiaries of Genworth Financial and Genworth Holdings, see note 17 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. In addition,
COVID-19
has caused significant volatility and uncertainty in the markets in which we operate, resulting in heightened risks. The following is a discussion of our market risk exposures and our risk management practices. See “Item 1A—Risk Factors” for additional discussion of current and potential impacts of
COVID-19
on our business and financial performance.
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
Interest Rate Risk
We enter into market-sensitive instruments primarily for purposes other than trading. Our life insurance, long-term care insurance and deferred annuity products have significant interest rate risk and are associated with our U.S. life insurance subsidiaries. Our mortgage insurance businesses and immediate annuity products have moderate interest rate risk, although when interest rates remain low or decline the risk is relatively low in our U.S. mortgage insurance business.
The significant interest rate risk that is present in our life insurance, long-term care insurance and deferred annuity products is a result of longer duration liabilities where a significant portion of cash flows to pay benefits comes from investment returns. Additionally, certain of these products have implicit and explicit rate guarantees or optionality that is significantly impacted by changes in interest rates. We seek to minimize interest rate risk by purchasing longer duration assets to better align with the duration of the liabilities or utilizing derivatives to mitigate interest rate risk for product lines where asset durations are not sufficient to align with the related liability. Additionally, we also minimize certain of these risks through product design features.
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
pre-established
intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. As of December 31, 2020, of our $6.9 billion deferred annuity products, $0.6 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5%, with less than $1 million that have guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6.0%. Of our $8.7 billion of universal life insurance products as of December 31, 2020, $3.9 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.
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
Our life insurance, long-term care insurance and fixed annuity products, as well as our guaranteed benefits on variable annuities, also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products and may increase hedging costs on our in-force
block of variable annuity products. The prolonged low interest rate environment has negatively impacted the margins of our fixed immediate annuity products, which resulted in the impairment and full write-off
of our DAC balance related to these products and the establishment of additional future policy benefit reserves. See “—Critical Accounting Estimates—Future policy benefits” for additional details. If interest rates remain at current historic lows, the sufficiency of our margins could be negatively impacted, which may result in additional impairments or the establishment of higher reserves on our other long-duration insurance products. In addition, certain statutory capital requirements are based on models that consider interest rates. Therefore, prolonged periods of low interest rates may increase our statutory reserves, as well as assets and capital needed to support them.
The carrying value of our investment portfolio as of December 31, 2020 and 2019 was $77.2 billion and $71.2 billion, of which 85% in each period was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We attempt to mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.
Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. For example, during the fourth quarter of 2020, we reinvested $2.3 billion at an average rate of 2.8% as compared to our annualized weighted-average investment yield of 4.9%. Issuers of fixed-income securities or borrowers to our commercial mortgage loans may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. During periods of increasing interest rates, market values of lower-yielding assets will decline. In addition, our interest rate hedges will decline, requiring us to post additional collateral with our derivative counterparties, which could add additional strain to our short-term liquidity.

The primary market risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. We continue to monitor the interest rate environment and other market influences to evaluate refinancing and/or repurchasing our debt prior to maturity dates. While we are exposed to interest rate risk from certain variable rate long-term borrowings, in certain instances we invest in variable rate assets to back those obligations to mitigate the interest rate risk from the variable interest payments.
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
Foreign Currency Risk
After the sale of Genworth Canada, our exposure to foreign currency exchange risk is limited. Our international operations, which primarily include our Australia mortgage insurance business, generate revenues denominated in local currencies, and we invest the cash generated in
non-U.S.-denominated
securities. As of December 31, 2020 and 2019, approximately 3% of our invested assets were held by our international operations and we invest cash generated in those operations in securities denominated in the same local currencies. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations in our consolidated financial statements. In 2020, we settled a lawsuit with AXA pertaining to losses incurred from mis-selling
complaints on policies sold from 1970 through 2004 associated with our former lifestyle protection insurance business reported as discontinued

operations. Under the settlement agreement, we issued a promissory note to AXA agreeing to pay two large settlements in British Pounds in 2022, which exposes us to changes in foreign exchange rates. We are managing this risk by utilizing foreign currency forward contracts to mitigate our exposure to the installment payments to be made in British Pounds in 2022.
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
Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-income securities portfolio to decrease by approximately $5.2 billion based on our securities positions as of December 31, 2020, as compared to an estimated decrease of $4.6 billion under this model as of December 31, 2019. The increase in the impact of the parallel shift in the yield curve in 2020 was due to the increase in the fair value of our investment portfolio.
We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $692 million based on our derivatives portfolio as of December 31, 2020, as compared to an estimated decline of $641 million under this model as of December 31, 2019. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of $670 million and would require us to post cash margin related to our cleared swaps and futures contracts of $22 million based on our derivatives portfolio as of December 31, 2020. Of the $692 million estimated decrease in fair value of our derivatives portfolio as of December 31, 2020, $75 million related to non-qualified derivatives used to mitigate interest rate risk associated with our GMWB embedded derivative liabilities as of December 31, 2020. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $90 million and $88 million, respectively, based on our GMWB embedded derivative liabilities as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, we performed a similar sensitivity analysis and noted that a 100 basis point increase in interest rates resulted in a decrease of $12 million and $4 million, respectively, on our fixed index annuity embedded derivatives. As of December 31, 2020 and 2019, a 100 basis point increase in interest rates would result in a decrease of $5 and $4 million, respectively, on our indexed universal life embedded derivatives. The impact on our insurance liabilities is not included in the sensitivities above.
The principal amount, weighted-average interest rate and fair value by maturity of our variable rate debt were as follows as of December 31:

	2020			2019
(Amounts in millions)	Principal amount	Weighted- average interest rate	Fair value (1)	Principal amount	Weighted- average interest rate	Fair value (1)
Maturity:
Floating rate notes:
Junior subordinated notes, 2025 (2)	$—	—%	$—	$140	4.95%	$142
Junior subordinated notes, 2030 (3)	146	5.10%	150	—	—%	—
Junior subordinated notes, 2066 (4)	600	2.86%	240	600	4.41%	358

Total floating rate notes	746	3.30%	390	740	4.51%	500

Non-recourse funding obligations:
Rivermont Insurance Company I, 2050 (5)	—	—%	—	311	3.78%	207

Total non-recourse funding obligations	—	—%	—	311	3.78%	207

Total floating rate debt	$746		$390	$1,051		$707

(1)
The valuation methodology used for the junior subordinated notes due in 2025 and 2030 is based on the then-current coupon, revalued based on the Bank Bill swap reference rate and a risk premium. The junior subordinated notes due in 2066 and the non-recourse
funding obligations due in 2050, is based on the then-current coupon, revalued based on the LIBOR set and current spread assumption based on commercially available data. The models are floating rate coupon models using the risk premium or spread assumption to derive the valuation.

(2)
During 2020, GFMIPL, our indirect majority-owned subsidiary, redeemed all of its AUD$200 million junior subordinated notes due in 2025, which had an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%.

(3)	Subordinated floating rate notes issued by GFMIPL due in 2030 have an interest rate of three-month Bank Bill Swap reference rate plus a margin of 5.0%.
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
non-recourse
funding obligations due in 2050.

Equity Market Risk
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $39 million based on our equity positions as of December 31, 2020, as compared to an estimated decline of $11 million under this model for the year ended December 31, 2019.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $35 million and a decrease of $14 million, respectively, based on our equity market derivatives as of December 31, 2020 and 2019. The estimated increase in fair value primarily relates to non-qualified
derivatives used to mitigate equity market risk associated with our GMWB and fixed index annuity embedded derivative liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an estimated increase in fair value of $41 million and $42 million based on our GMWB embedded derivative liabilities as of December 31, 2020 and 2019, respectively. As of December 31, 2020, we performed a similar sensitivity analysis on our fixed index annuity and indexed universal life embedded derivatives and noted that a 10% decline in equity market prices would result in an estimated decrease in fair value of $13 million and $1 million, respectively, as compared to an estimated decrease in fair value of $24 million and $1 million, respectively, as of December 31, 2019.
Foreign Currency Risk
One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2020, and remeasured our pre-tax
earnings assuming a 10% decrease in foreign currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would reduce our operating results, before taxes and noncontrolling interests, by $8 million and $17 million under this model for the years ended December 31, 2020 and 2019, respectively.
We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in foreign currency exchange rates resulted in an increase in fair value of $92 million as of December 31, 2020, as compared to an estimated increase of $23 million under this model for the year ended December 31, 2019. The change in fair value of derivatives may not result in a direct impact to our net income as a result of certain derivatives that may be designated as qualifying hedge relationships.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Loss recognition testing for long-term care insurance
As discussed in Notes 2 and 9 to the consolidated financial statements, of the Company’s total future policy benefits balance of $42,695 million as of December 31, 2020, long-term care insurance contracts were

$28,770 million. At least annually, the liability for future policy benefit is evaluated to determine if a premium deficiency exists. Loss recognition testing is generally performed at the line of business level. If the liability for future policy benefits plus the current present value of expected future gross premiums is less than the current present value of expected future benefits and expenses (including any unamortized deferred acquisition costs (DAC)), a charge to net income (loss) is recorded for accelerated DAC amortization and, if necessary, a premium deficiency reserve is established. The loss recognition test is based upon expected estimated claims and premium payment patterns, which includes assumptions for future in-force
rate actions and morbidity. Estimates of future
in-force
rate actions include those that are approved or anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed.
We identified the evaluation of future
in-force
rate actions and morbidity assumptions (key assumptions) used in loss recognition testing for long-term care insurance as a critical audit matter. Due to the measurement uncertainty and extent of audit effort required, the evaluation of the key assumptions required especially subjective auditor judgment. Specialized skills were needed to evaluate the future in-force
rate actions and morbidity assumptions used in the Company’s loss recognition testing.
The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, as appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s loss recognition testing. This included controls over the development of future in-force
rate actions and the morbidity assumptions. We tested the Company’s process to develop the assumptions used in the annual loss recognition testing through the procedures below. We assessed the reasonableness of the Company’s updated future in-force rate actions assumptions in relation to the Company’s historical and expected experience, including assessing the Company’s intent and ability to achieve the expected future in-force rate actions. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the methods and assumptions for consistency with generally accepted actuarial methodologies and industry practice

•
Evaluating the Company’s key assumptions, including the determination of whether to update the key assumptions in the current year, by assessing the consistency of the assumptions with each other, relevant historical and experience data, and industry data, as applicable

•	Assessing the reasonableness of the Company’s updated morbidity assumptions in relation to the Company’s historical and expected experience

•	Analyzing the actual impact of individual key assumption changes to the results of the loss recognition test using the Company’s analysis of the impact of each update to the projected cash flows.
Long-term care claim reserves
As discussed in Notes 2 and 10 to the consolidated financial statements, the liability for policy and contract claims for long-term care insurance products (long-term care claim reserves) represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before December 31, 2020. Key assumptions include insured morbidity, which includes frequency and severity of claims, including claim termination rates (CTR) and benefit utilization rates (BUR). The Company’s long-term care claim reserve was $10,518 million of a total liability for policy and contract claims of $11,817 million as of December 31, 2020.
We identified the assessment of the estimate of the long-term care claim reserves as a critical audit matter. The evaluation of the CTR and BUR assumptions used in the determination of the morbidity assumption for claim duration and severity required especially subjective auditor judgment and increased extent of effort as small changes in the assumptions could have material impacts on reserves. Additionally, specialized skills were needed to evaluate the Company’s CTR and BUR assumptions used to derive the morbidity assumptions and the impact of those assumptions on the long-term care claim reserves.

The following are the primary procedures we performed to address this critical audit matter. We evaluated, with the assistance of actuarial professionals as appropriate, the design and tested the operating effectiveness of certain internal controls related to the Company’s estimate of the long-term care claims reserve. This included controls related to the development of the CTR and BUR assumptions used to derive the morbidity assumptions. We tested the Company’s process to develop the CTR and BUR assumptions through the procedures below. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the methods and assumptions for consistency with generally accepted actuarial methodologies and industry practice

•	Assessing the consistency of expected claims experience with actual historical claims experience to evaluate the Company’s updated morbidity assumptions

•
Developing an estimate of the long-term care claim reserves for a selection of contracts using the Company’s assumptions and comparing the results to the Company’s recorded claim reserves for the selected contracts.

Liability for guarantees and deferred acquisition costs for universal life and term universal life policies
As discussed in Notes 2, 6 and 9 to the consolidated financial statements, the liability for guarantees represents a supplementary reserve established in addition to the contract value and is calculated by applying a benefit ratio to accumulated contract holder assessments, and then deducting accumulated paid claims. The benefit ratio is equal to the ratio of benefits to assessments, accumulated with interest and considering both past and anticipated future claims experience. Amortization of deferred acquisition costs (DAC) for universal life and term universal life insurance contracts is based on expected gross profits. Key assumptions used to determine the estimated future benefits used in the benefit ratio and expected gross profits for amortization of DAC include insured mortality and expected policy lapses. The Company’s policyholder account balances related to universal and term universal life insurance contracts was $11,227 million of total policyholder account balances of $21,503 million as of December 31, 2020. Of the total $11,227 million, a portion of this represents the additional benefit reserves for guarantees related to universal and term universal life insurance contracts. The Company’s DAC balance is $1,529 million as of December 31, 2020, a portion of which relates to universal and term universal life insurance contracts.
We identified the assessment of the estimate of the liability for guarantees related to universal life and term universal life policies (secondary guarantees) and amortization of DAC as a critical audit matter. Specifically, the evaluation of the mortality and lapse assumptions used in the estimation of the additional benefit reserves for guarantees and expected gross profits for amortization of DAC required especially subjective auditor judgment. Increased effort and specialized skills were needed to evaluate the Company’s mortality and lapse assumptions and the impact of those assumptions on the liability for secondary guarantees and amortization of DAC.
The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, where appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of the liability for secondary guarantees and amortization of DAC. This included controls related to the development of the mortality and lapse assumptions. We tested the Company’s process to develop the universal and term universal life liability for secondary guarantees and amortization of DAC through the procedures below. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the methods and assumptions for consistency with generally accepted actuarial methodologies and industry practice

•	Evaluating the Company’s mortality and lapse assumptions by assessing the consistency of the assumptions with the underlying historical claims and lapse experience data and industry data

•
Developing an estimate of the secondary guarantee reserve and DAC and the expected gross profits for amortization of DAC for a selection of contracts using the Company’s assumptions and comparing the results to the Company’s recorded reserves and DAC for the selected contracts.

Mortgage insurance reserves
As described in Notes 2 and 10 to the consolidated financial statements, the Company estimates the liabilities for mortgage insurance policies (mortgage insurance reserves) based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers. The estimates are determined using either a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using actuarial techniques, or a case-based approach, in which each individual delinquent loan is reviewed and a best-estimate loss is determined based on the status of the insured loan and an estimation of net sale proceeds from the disposition of the mortgaged property. The Company’s mortgage insurance reserves were $897 million of a total liability for policy and contract claims of $11,817 million as of December 31, 2020.
We identified the assessment of the valuation of mortgage insurance reserves to be a critical audit matter. The assumptions related to the ultimate amounts and timing of claim payments used to develop reserves were inherently uncertain and involved significant management judgment, which required especially subjective auditor judgment. Additionally, the audit effort to assess the valuation of mortgage insurance reserves required the involvement of professionals with specialized knowledge and experience.
The following are the primary procedures we performed to address the critical audit matter. We evaluated, with the assistance of actuarial professionals, the design and tested the operating effectiveness of certain internal controls related to the valuation of mortgage insurance reserves. This included controls related to the review and approval of the reserve factors used in the estimate for mortgage insurance reserves. We involved actuarial professionals with specialized knowledge and experience, who assisted in:

•	Assessing the Company’s reserving methodology and assumptions by comparing to accepted actuarial methodologies

•
Developing an independent estimate and range for a portion of the mortgage insurance reserve, using the Company’s underlying historical claims and delinquency data and independently developed models and assumptions and assessing the year-over-year movements of the Company’s recorded mortgage insurance reserves within the developed independent range

•
Challenging management’s process, methodology, and assumptions applied and the resulting reserve adjustments, considering historical data, external macroeconomic factors, and consistency in application year over year for another portion of the reserves.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Richmond, Virginia
February 26, 2021

GENWORTH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)

	December 31,
	2020	2019
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $55,676 and allowance for credit losses of $4 as of December 31, 2020)	$65,790	$60,339
Equity securities, at fair value	476	239
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of December 31, 2020 and 2019)	6,774	6,976
Less: Allowance for credit losses	(31)	(13)

Commercial mortgage loans, net	6,743	6,963
Policy loans	1,978	2,058
Other invested assets	2,253	1,632

Total investments	77,240	71,231
Cash, cash equivalents and restricted cash	2,656	3,341
Accrued investment income	671	654
Deferred acquisition costs	1,529	1,836
Intangible assets and goodwill	200	201
Reinsurance recoverable	16,864	17,103
Less: Allowance for credit losses	(45)	—

Reinsurance recoverable, net	16,819	17,103
Other assets	444	443
Deferred tax asset	107	425
Separate account assets	6,081	6,108

Total assets	$105,747	$101,342

Liabilities and equity
Liabilities:
Future policy benefits	$42,695	$40,384
Policyholder account balances	21,503	22,217
Liability for policy and contract claims	11,817	10,958
Unearned premiums	1,968	1,893
Other liabilities	1,718	1,386
Non-recourse funding obligations	—	311
Long-term borrowings	3,548	3,277
Separate account liabilities	6,081	6,108
Liabilities related to discontinued operations	597	176

Total liabilities	89,927	86,710

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 594 million and 592 million shares issued as of December 31, 2020 and 2019, respectively; 506 million and 504 million shares outstanding as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	12,008	11,990

Accumulated other comprehensive income (loss)	4,425	3,433
Retained earnings	1,584	1,461
Treasury stock, at cost (88 million shares as of December 31, 2020 and 2019)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,318	14,185
Noncontrolling interests	502	447

Total equity	15,820	14,632

Total liabilities and equity	$105,747	$101,342

See Notes to Consolidated Financial Statements

1
90

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Years ended December 31,
	2020	2019	2018
Revenues:
Premiums	$4,110	$4,037	$3,994
Net investment income	3,260	3,220	3,121
Net investment gains (losses)	558	50	(9)
Policy fees and other income	730	789	795

Total revenues	8,658	8,096	7,901

Benefits and expenses:
Benefits and other changes in policy reserves	5,391	5,163	5,606
Interest credited	549	577	611
Acquisition and operating expenses, net of deferrals	988	962	943
Amortization of deferred acquisition costs and intangibles	492	441	348
Goodwill impairment	5	—	—
Interest expense	202	239	256

Total benefits and expenses	7,627	7,382	7,764

Income from continuing operations before income taxes	1,031	714	137
Provision for income taxes	270	195	70

Income from continuing operations	761	519	67
Income (loss) from discontinued operations, net of taxes	(549)	11	230

Net income	212	530	297
Less: net income from continuing operations attributable to noncontrolling interests	34	64	70
Less: net income from discontinued operations attributable to noncontrolling interests	—	123	108

Net income available to Genworth Financial, Inc.’s common stockholders	$178	$343	$119

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$727	$455	$(3)
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(549)	(112)	122

Net income available to Genworth Financial, Inc.’s common stockholders	$178	$343	$119

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.44	$0.90	$(0.01)

Diluted	$1.42	$0.89	$(0.01)

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$0.68	$0.24

Diluted	$0.35	$0.67	$0.24

Weighted-average common shares outstanding:
Basic	505.2	502.9	500.4

Diluted	511.6	509.7	500.4

See Notes to Consolidated Financial Statements

19
1

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years ended December 31,
	2020	2019	2018
Net income	$212	$530	$297

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	764	—	—
Net unrealized gains (losses) on securities with an allowance for credit losses	(6)	—	—
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	846	(669)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	2	(2)
Derivatives qualifying as hedges	209	221	(298)
Foreign currency translation and other adjustments	55	487	(301)

Total other comprehensive income (loss)	1,022	1,556	(1,270)

Total comprehensive income (loss)	1,234	2,086	(973)
Less: comprehensive income attributable to noncontrolling interests	64	354	22

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,170	$1,732	$(995)

See Notes to Consolidated Financial Statements

19
2

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2017	$1	$11,977	$3,027	$1,113	$(2,700)	$13,418	$1,910	$15,328
Cumulative effect of change in accounting, net of taxes	—	—	131	(114)	—	17	—	17
Repurchase of subsidiary shares	—	—	—	—	—	—	(105)	(105)
Comprehensive income (loss):
Net income	—	—	—	119	—	119	178	297
Other comprehensive loss, net of taxes	—	—	(1,114)	—	—	(1,114)	(156)	(1,270)

Total comprehensive income (loss)						(995)	22	(973)
Dividends to noncontrolling interests	—	—	—	—	—	—	(97)	(97)
Stock-based compensation expense and exercises and other	—	10	—	—	—	10	9	19

Balances as of December 31, 2018	1	11,987	2,044	1,118	(2,700)	12,450	1,739	14,189

Repurchase of subsidiary shares	—	—	—	—	—	—	(44)	(44)
Sale of business that included noncontrolling interests	—	—	—	—	—	—	(1,417)	(1,417)
Comprehensive income:
Net income	—	—	—	343	—	343	187	530
Other comprehensive income, net of taxes	—	—	1,389	—	—	1,389	167	1,556

Total comprehensive income						1,732	354	2,086
Dividends to noncontrolling interests	—	—	—	—	—	—	(197)	(197)
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	12	15

Balances as of December 31, 2019	1	$11,990	$3,433	$1,461	$(2,700)	$14,185	$447	$14,632

Cumulative effect of change in accounting, net of taxes	—	—	—	(55)	—	(55)	—	(55)
Comprehensive income:
Net income	—	—	—	178	—	178	34	212
Other comprehensive income, net of taxes	—	—	992	—	—	992	30	1,022

Total comprehensive income						1,170	64	1,234
Dividends to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense and exercises and other	—	18	—	—	—	18	—	18

Balances as of December 31, 2020	$1	$12,008	$4,425	$1,584	$(2,700)	$15,318	$502	$15,820

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$212	$530	$297
Less (income) loss from discontinued operations, net of taxes	549	(11)	(230)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(138)	(118)	(130)
Net investment (gains) losses	(558)	(50)	9
Charges assessed to policyholders	(646)	(699)	(697)
Acquisition costs deferred	(15)	(27)	(42)
Amortization of deferred acquisition costs and intangibles	492	441	348
Goodwill impairment	5	—	—
Deferred income taxes	268	139	28
Derivative instruments and limited partnerships	(87)	(98)	(260)
Stock-based compensation expense	40	27	35
Change in certain assets and liabilities:
Accrued investment income and other assets	(142)	(358)	(166)
Insurance reserves	1,217	1,259	1,555
Current tax liabilities	(10)	26	8
Other liabilities, policy and contract claims and other policy-related balances	1,042	609	598
Cash from (used by) operating activities—discontinued operations	(269)	409	280
Net cash from operating activities	1,960	2,079	1,633
Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,800	3,436	3,312
Commercial mortgage loans	744	597	746
Other invested assets	182	153	83
Proceeds from sales of investments:
Fixed maturity and equity securities	4,234	3,883	5,488
Purchases and originations of investments:
Fixed maturity and equity securities	(9,386)	(6,899)	(9,386)
Commercial mortgage loans	(547)	(813)	(1,047)
Other invested assets	(449)	(476)	(360)
Short-term investments, net	79	(66)	538
Policy loans, net	190	62	35
Proceeds from sale of business, net of cash transferred	—	1,398	—
Cash from (used by) investing activities—discontinued operations	—	26	(31)
Net cash from (used by) investing activities	(1,153)	1,301	(622)
Cash flows used by financing activities:
Deposits to universal life and investment contracts	862	824	1,193
Withdrawals from universal life and investment contracts	(2,282)	(2,319)	(2,355)
Redemption and repurchase of non-recourse funding obligations	(315)	—	—
Proceeds from issuance of long-term debt	766	—	441
Repayment and repurchase of long-term debt	(527)	(446)	(600)
Repayment of borrowings related to securitization entities	—	—	(40)
Repurchase of subsidiary shares	—	(22)	(55)
Dividends paid to noncontrolling interests	(9)	(87)	(40)
Other, net	(2)	(35)	(56)
Cash used by financing activities—discontinued operations	—	(132)	(109)
Net cash used by financing activities	(1,507)	(2,217)	(1,621)
Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $— , $6 and $(25) related to discontinued operations)	15	1	(88)
Net change in cash, cash equivalents and restricted cash	(685)	1,164	(698)
Cash, cash equivalents and restricted cash at beginning of period	3,341	2,177	2,875
Cash, cash equivalents and restricted cash at end of period	2,656	3,341	2,177
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	203
Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,656	$3,341	$1,974
See Notes to Consolidated Financial Statements

19
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
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
The accompanying financial statements include on a consolidated basis the accounts of Genworth Financial and our affiliate companies in which we hold a majority voting interest or power to direct activities of certain variable interest entities (“VIEs”), which we refer to as “Genworth,” “Genworth Financial,” the “Company,” “we,” “us” or “our” unless the context otherwise requires. All intercompany accounts and transactions have been eliminated in consolidation.
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

•
Australia Mortgage Insurance.
In Australia, we offer lender mortgage insurance products which predominantly insure individually underwritten residential mortgage loans (“flow mortgage insurance”) and selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk.

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

In addition to our four operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations. See note 23 for additional information related to discontinued operations.
Each reporting period, we assess our ability to continue as a going concern for one year from the date the financial statements are issued. As of December 31, 2020, Genworth Holdings has $1,032 million of unrestricted cash and cash equivalents.
For the year ended December 31, 2020, our
 evaluation of our ability to meet our obligations included the following contractual obligations due within one year from the issue date of our audited consolidated financial statements included herein:

•	Genworth Holdings had $338 million of its 7.20% senior notes that matured in February 2021 and $659 million of its 7.625% senior notes that will mature in September 2021, excluding deferred

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

amounts. We
are currently in compliance with the terms of our debt agreements and interest payments on our senior notes are forecasted to be $165 million for the next twelve months. See note 12 for additional details on our long-term borrowings.

•
As part of the settlement agreement reached in July 2020 regarding the case titled
AXA S.A. v. Genworth Financial International Holdings, LLC et al
., we issued a secured promissory note to AXA S.A. (“AXA”) that is due in 2022. Under the settlement, certain cash flows to Genworth Holdings, including dividends and capital raises, above defined thresholds must be paid to AXA until the promissory note is fully repaid. In addition, to date in 2021 and over the next year, we expect to pay AXA approximately $53 million consisting of interest on the promissory note, assuming we do not make any pre-payments,
and a
one-time
payment on an unrelated liability associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. See note 20 for additional details on the case. See note 23 for additional details related to the sale of our former lifestyle protection insurance business and amounts recorded related to discontinued operations.

We also evaluate other conditions and events and their relative significance in relation to our ability to meet our obligations. For example, Genworth Holdings received in the fourth quarter of 2020 intercompany cash tax payments generated primarily from taxable income on investment gains
and is expecting additional intercompany cash tax payments in future periods. In addition, we are exposed to risks associated with the coronavirus pandemic
(“COVID-19”),
which has disrupted the global economy and financial markets, business operations, and consumer behavior and confidence.

•
In 2021, until the secured promissory note to AXA is paid, dividends above $50 million from our U.S. mortgage insurance subsidiaries are subject to mandatory prepayment conditions. In addition, the receipt of dividends and sale proceeds above certain thresholds from our Australian mortgage insurance business are also subject to mandatory prepayment conditions.

•
On October 21, 2016, we entered into an agreement with China Oceanwide Holdings Group Co., Ltd. (“China Oceanwide”), under which China Oceanwide agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. As part of the transaction, China Oceanwide and/or its affiliates, additionally committed to contribute an aggregate of $1.5 billion to us over time following consummation of the merger. Due to the uncertainty around the completion and timing of the remaining steps required to close the China Oceanwide transaction, on January 4, 2021, Genworth and China Oceanwide agreed that an extension of the then current December 31, 2020 merger agreement end date would not be sought. The consummation of this transaction is dependent on steps outside of our control; accordingly, the associated post-closing capital contributions from China Oceanwide have not been included in this evaluation.

In connection with repaying our senior notes maturing in September 2021, Genworth Holdings expects to have a cash shortfall of approximately $15 million which raises doubt about our ability to meet our financial obligations within the next year. While conditions and events occurring and expected to occur raise doubt about our ability to meet our financial obligations, management’s plans alleviate this doubt. We believe that our plans, along with existing cash and cash equivalents, will provide Genworth Holdings sufficient liquidity to meet its obligations and maintain business operations for one year from the issue date of the consolidated financial statements.
To address this shortfall and longer-term obligations, as well as build cash buffers, we are actively taking additional steps toward raising capital by preparing for a possible partial public offering of our U.S. mortgage

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

insurance
business, subject to market conditions. In addition to a partial sale of our U.S. mortgage insurance business through a public offering, we are also evaluating the possibility of the issuance of convertible, equity-linked securities or another transaction, prior to our senior notes maturing in September 2021. We believe an equity transaction involving our U.S. mortgage insurance business, or another transaction, if needed, is probable of being effectively executed. Support for our assessment includes the relatively small amount of the shortfall, the value of the U.S. and Australia mortgage insurance businesses, the healthy conditions of the relevant markets, investor interest, views from our financial advisors, and our successful history of similar transactions, among other factors.
The impact of the ongoing coronavirus pandemic is very difficult to predict. Its related outcomes and impact on our business and the capital markets, and our ability to raise capital will depend on the length of the pandemic, economic impacts of social, global and political influences, and the shape of the economic recovery, among other factors and uncertainties. While these risks exist, we believe we have sufficient funds to meet our obligations for one year following the issuance of our consolidated financial statements.
(2) Summary of Significant Accounting Policies
Our consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The ultimate impact from
COVID-19
remains unknown, although certain trends, impacts and uncertainties related to
COVID-19
have impacted our financial results under this annual report. Continued risks and uncertainties of
COVID-19
may include declines in investment valuations and impairments, commercial mortgage loan restructurings, deferred acquisition cost or intangible assets impairments or the acceleration of amortization, deferred tax asset recoverability and increases to insurance reserves, including higher claims reserves in our mortgage insurance businesses, among other matters.
a) Premiums
For traditional long-duration insurance contracts, we report premiums as earned when due. For short-duration insurance contracts, we report premiums as revenue over the terms of the related insurance policies on a pro-rata
basis or in proportion to expected claims.
For single premium mortgage insurance contracts, we report premiums over the estimated policy life in accordance with the expected pattern of risk emergence as further described in our accounting policy for unearned premiums. In addition, we have a practice of refunding the post-delinquent premiums in our U.S. mortgage insurance business to the insured party if the delinquent loan goes to claim. We record a liability for premiums received on the delinquent loans where our practice is to refund post-delinquent premiums
.
Premiums received under annuity contracts without significant mortality risk and premiums received on investment and universal life insurance products are not reported as revenues but rather as deposits and are included in liabilities for policyholder account balances.
b) Net Investment Income and Net Investment Gains and Losses
Investment income is recognized when earned. Income or loss upon call or prepayment of available-for-sale
fixed maturity securities is recognized in net investment income, except for hybrid securities where the income or

19
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
Allowance for Credit Losses and Impairments on
Available-For-Sale
Fixed Maturity Securities
On January 1, 2020, we adopted new accounting guidance related to credit losses on financial instruments. Under this new accounting guidance, securities in an unrealized loss position are evaluated to determine whether the decline in fair value is related to credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency/agencies and adverse conditions specifically related to the security, among other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis and we have either (i) the intent to sell the security, or (ii) it is more likely than not that we will be required to sell the security prior to recovering the amortized cost, we record a reduction to the security’s amortized cost and recognize the loss in net investment gains (losses) for the difference between the security’s amortized cost

19
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

and estimated fair value. If neither of the two preceding conditions exist, an allowance for credit losses is recorded and a loss is recognized in net investment gains (losses), limited to the amount that the fair value is less than the amortized cost basis. Losses are written off against the allowance when deemed uncollectible or when we intend to sell or expect we will be required to sell a security prior to recovering its amortized cost. When there is an allowance for credit losses, we reassess the credit losses each balance sheet date and subsequent increases or decreases are recorded as an adjustment to the allowance for credit losses, with a corresponding gain or loss recorded in net investment gains (losses).
Estimating the cash flows expected to be collected is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments. When developing the estimate of cash flows expected to be collected at the individual security level, we utilize an analytical model that provides for various loss scenarios and consider the industry sector, current levels of subordination, geographic location and other relevant characteristics of the security or underlying assets, as well as reasonable and supportable forecasts. We regularly monitor our investment portfolio to ensure that securities with a credit loss are identified in a timely manner and any losses are recognized in the proper period.
We exclude accrued interest related to
available-for-sale
fixed maturity securities from the estimate of allowance for credit losses. Accrued interest is included in accrued investment income in our consolidated balance sheet and had a carrying value of $548 million as of December 31, 2020. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our available-for-sale
fixed maturity securities is written off after
90 days
and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
Prior to the adoption of new accounting guidance related to credit losses on financial instruments on January 1, 2020, we evaluated securities in an unrealized loss position for other-than-temporary impairment as of each balance sheet date. For debt securities, we considered all available information relevant to the collectability of the security, including information about past events, then-current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. More specifically for mortgage-backed
and asset-backed securities, we also utilized performance indicators of the underlying assets including default or delinquency rates, loan to collateral value ratios, third-party credit enhancements, current levels of subordination, vintage and other relevant characteristics of the security or underlying assets to develop our estimate of cash flows. Estimating the cash flows expected to be collected is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Where possible, this data was benchmarked against third-party sources.
We recognized other-than-temporary impairments on debt securities in an unrealized loss position when one of the following circumstances exists:

•	we did not expect full recovery of our amortized cost basis when due,

•	the present value of cash flows expected to be collected was less than our amortized cost basis,

•	we intended to sell a security or

•	it was more likely than not that we would be required to sell a security prior to recovery.
For other-than-temporary impairments recognized during the period, we presented the total other-than-temporary
impairments, the portion of other-than-temporary impairments included in other comprehensi
ve

19
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

income (loss) (“OCI”) and the net other-than-temporary impairments as supplemental disclosure presented on the face of our consolidated statements of income.
Total other-than-temporary impairments that emerged in the period were calculated as the difference between the amortized cost and fair value. For other-than-temporarily impaired securities where we did not intend to sell the security and it was not more likely than not that we would be required to sell the security prior to recovery, total other-than-temporary impairments were adjusted by the portion of other-than-temporary impairments recognized in OCI
(“non-credit”).
Net other-than-temporary impairments recorded in net income (loss) represented the credit loss on the other-than-temporarily impaired securities with the offset recognized as an adjustment to the amortized cost to determine the new amortized cost basis of the securities.
For securities that were deemed to be other-than-temporarily impaired and a non-credit
loss was recorded in OCI, the amount recorded as an unrealized gain (loss) represented the difference between the fair value and the new amortized cost for each period presented. The unrealized gain (loss) on an other-than-temporarily impaired security was recorded as a separate component in OCI until the security was sold or until we recorded an other-than-temporary
impairment where we intended to sell the security or were required to sell the security prior to recovery.
To estimate the amount of other-than-temporary impairment attributed to credit losses on debt securities where we did not intend to sell the security and it was not more likely than not that we would be required to sell the security prior to recovery, we determined our best estimate of the present value of the cash flows expected to be collected from a security using the effective yield on the security prior to recording any other-than-temporary impairment. If the present value of the discounted cash flows was lower than the amortized cost of the security, the difference between the present value and amortized cost represented the credit loss associated with the security with the remaining difference between fair value and amortized cost recorded as a non-credit
other-than-temporary
impairment in OCI.
While the other-than-temporary impairment model for debt securities generally included fixed maturity securities, there were certain hybrid securities that are classified as fixed maturity securities where the application of a debt impairment model depended on whether there had been any evidence of deterioration in credit of the issuer, such as a downgrade to below investment grade. Under certain circumstances, evidence of deterioration in credit of the issuer may have resulted in the application of the equity securities impairment model where we recognized an impairment charge in the period in which we determined that the security would not recover to book value within a reasonable period of time. We determined what constituted a reasonable period on a security-by-security
basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period did not exceed 15 months. We measured other-than-temporary
impairments based upon the difference between the amortized cost of a security and its fair value.
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

20
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. All assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1—Quoted prices for identical instruments in active markets.

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations for which inputs are observable or where those significant value drivers are observable.

•	Level 3—Instruments for which significant value drivers are unobservable.
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
f) Commercial Mortgage Loans
The carrying value of commercial mortgage loans is stated at principal amounts outstanding, net of unamortized premium or discount, deferred expenses and allowance for credit losses. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are deferred and amortized on an effective yield basis over the term of the loan. Commercial mortgage loans are considered past due when contractual payments have not been received from the borrower by the required payment date.

20
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

Loans that are considered uncollectible are carried on
non-accrual
status. Loans are placed on
non-accrual
status when, in management’s opinion, the collection of principal or interest is not probable, typically when the collection of principal or interest is
90 days
or more past due. In determining whether it is probable that we will be unable to collect all amounts due, we consider current payment status, debt service coverage ratios, occupancy levels and current loan-to-value.
Income on loans on
non-accrual
status is not recognized until we believe it is probable that we will collect all future contractual principal and interest. Commercial mortgage loans are written off against the allowance to the extent principal or interest is deemed uncollectible.
We determine the adequacy of the allowance for credit losses utilizing an analytical model that provides various loss scenarios based on historical experience adjusted for current events, trends, economic conditions and reasonable and supportable forecasts that result in a loss in the loan portfolio over the estimated life of the loans. We revert to historical credit loss experience for periods beyond forecasts that are reasonable and supportable. The allowance for credit losses is measured on a collective basis with consideration for debt service coverage ratio, debt-to-value,
property-type and geographic location. Key inputs into the analytical model include exposure, weighted-average life, return, historical loss rates and forecast scenarios. Actual amounts realized over time could differ from the amounts estimated for the allowance for credit losses reported in the consolidated financial statements. Additions and reductions to the allowance through periodic provisions or benefits are recorded in net investment gains (losses). See note 4 for additional disclosures related to commercial mortgage loans.
Accrued interest related to commercial mortgage loans is included in accrued investment income in our consolidated balance sheet and had a carrying value of $23 million as of December 31, 2020. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our commercial mortgage loans is written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
Prior to the adoption of new accounting guidance related to credit losses on financial instruments on January 1, 2020, we evaluated the impairment of commercial mortgage loans first on an individual loan basis. “Impaired” loans were defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. For individually impaired loans, we recorded an impairment charge when it was probable that a loss has been incurred. The impairment was recorded as an increase in the allowance for loan losses. If an individual loan was not deemed impaired, then we evaluated the remaining loans collectively to determine whether an impairment should be recorded. The allowance for loan losses for loans that were not considered individually impaired that were evaluated collectively was maintained at a level that we determined was adequate to absorb estimated probable incurred losses in the loan portfolio. Our process to determine the adequacy of the allowance utilized an analytical model based on historical loss experience adjusted for current events, trends and economic conditions that would result in a loss in the loan portfolio over the next 12 months. Key inputs into our evaluation included debt service coverage ratios, debt-to-value,
property-type, occupancy levels, geographic region, and probability weighting of the scenarios generated by the model.
g) Securities Lending Activity
We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently

20
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

indemnified against counterparty credit risk by the intermediary. See note 12 for additional information related to our securities lending activity.
h) Cash, Cash Equivalents and Restricted Cash
Certificates of deposit, money market funds and other highly liquid investments with original maturities of three months or less are considered cash equivalents in the consolidated balance sheets and consolidated statements of cash flows. Items with maturities greater than three months but less than one year at the time of acquisition are generally considered short-term investments.
i) Deferred Acquisition Costs
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

20
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
k) Goodwill
Goodwill is not amortized but is tested for impairment annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The determination of fair value requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business, one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. If the reporting unit’s fair value is below its carrying value, we recognize an impairment in an amount equal to the difference between the carrying value and the fair value of the reporting unit up to the amount of recorded goodwill. In 2020, we recorded a goodwill impairment charge of $5 million related to our

20
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

mortgage insurance business in Australia, which represented the full amount of goodwill of that business. No goodwill impairment charges were recorded in 2019 or 2018. As of December 31, 2020, we had no remaining goodwill recorded in our consolidated balance sheet.
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
Allowance for Credit Losses on Reinsurance Recoverables
On January 1, 2020, we adopted new accounting guidance related to credit losses on financial instruments. Under this new accounting guidance, we record an allowance for credit losses related to reinsurance recoverables. The allowance for credit losses is evaluated based on historical loss experience adjusted for current events and reasonable and supportable forecasts from both internal and external sources. The allowance is measured by reinsurer, taking into consideration the reinsured product type and collateral type, and is calculated based on an externally reported probability of default corresponding to the reinsurer’s credit rating and the expected duration of the reinsurer’s contractual obligation to reimburse us for ceded claims on the underlying policies. Our estimate of the allowance reflects consideration for collateral securing the reinsurance agreements and expected recoveries of amounts previously charged off and expected to be charged off. We also consider other credit risk factors, including, among other factors, the historical frequency and severity of the associated insurance claims, aging of recoverables and regulatory, legal and economic factors, to determine if an additional incremental allowance for credit losses is required. No reversion adjustments are necessary as the starting point for our allowance for credit losses reflects historical loss experience covering the expected duration of the reinsurer’s contractual obligation to reimburse us. If available facts and circumstances indicate the reinsurance recoverable does not reflect expectations consistent with the collective analysis, the reinsurance recoverable is assessed on a separate basis. Write-offs are deducted from the allowance in the period the reinsurance recoverable is determined to be uncollectible.
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
Years Ended December 31, 2020, 2019 and 2018

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
The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us are recorded in cash, cash equivalents and restricted cash with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. We also receive non-cash
collateral that is not recognized in our consolidated balance sheet unless we exercise our right to sell or re-pledge
the underlying asset. As of December 31, 2020 and 2019, the fair value of non-cash
collateral received was $161 million and $112 million, respectively, and the underlying assets were not sold or re-pledged.
We pledged $505 million and $405 million of fixed maturity securities as of December 31, 2020 and 2019, respectively. Additionally, as of December 31, 2020 and 2019, we pledged $100 million and $64 million, respectively, of cash as collateral to

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

derivative counterparties. Fixed maturity securities that we pledge as collateral remain on our consolidated balance sheet within fixed maturity securities available-for-sale.
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
n) Separate Accounts and Related Insurance Obligations
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
o) Insurance Reserves
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

20
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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

20
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

Policyholder Account Balances
The liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date for investment-type and universal and term universal life insurance contracts. We are also required to establish additional benefit reserves for guarantees or product features in addition to the contract value where the additional benefit reserves are calculated by applying a benefit ratio to accumulated contractholder assessments, and then deducting accumulated paid claims. The benefit ratio is equal to the ratio of benefits to assessments, accumulated with interest and considering both past and anticipated future claims experience, which includes assumptions for insured mortality (i.e. life expectancy or longevity), interest rates and policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force
from one period to the next), among other assumptions.
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

2
0
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
q) Unearned Premiums
For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable,
then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected as a cumulative adjustment in current period net income (loss). Our reviews include the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. We did not have any adjustments associated with this review in 2020 and 2018. In 2019, the review resulted in an increase in earned premiums of $14 million in our U.S. mortgage insurance business.
r) Stock-Based Compensation
We determine a grant date fair value and recognize the related compensation expense, adjusted for expected forfeitures, through the income statement over the respective vesting period of the awards.

21
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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

21
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
We have a beneficial interest in a VIE where we are the servicer and transferor of certain assets that were sold to the VIE. Our primary economic interest in this VIE represents the excess interest of the commercial mortgage loans. This securitization entity was designed to have significant limitations on the types of assets owned, the types and extent of permitted activities and decision making rights and is comprised of an entity backed by commercial mortgage loans. As a result of our involvement in the entity’s design or having certain decision making ability regarding the assets held by the securitization entity, consolidation of the VIE is required. As of December 31, 2020 and 2019, we had $38 million and $47 million, respectively, of total securitized assets required to be consolidated. The assets held by the securitization entity are restricted and can only be used to fulfill the obligations of the securitization entity. We do not have any additional exposure or guarantees associated with this securitization entity. There was no new asset securitization activity in 2020.
We have reinsurance agreements with entities that are considered VIEs. Our involvement with these VIEs represents mortgage insurance claim coverage through excess of loss reinsurance, which includes significant insurance risk and a reasonable possibility of a significant loss but does not result in the unilateral power to direct the activities that most significantly affect the VIEs’ economic performance or result in the obligation to absorb losses or the right to receive benefits. Accordingly, consolidation of the VIEs is not required. The assets of the VIEs are deposited in a reinsurance trust for our benefit that will be the source of reinsurance claim payments. Refer to note 8 for additional information related to our reinsurance agreements with entities that are considered VIEs.
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

21
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
w) Accounting Changes
Defined Benefit Plan Disclosures
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
Fair Value Disclosures
On January 1, 2020, we adopted new accounting guidance related to fair value disclosure requirements as part of the FASB’s disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for fair value measurements. The guidance includes new disclosure requirements related to changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. We adopted this new accounting guidance using the prospective method for disclosures related to changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty and the retrospective method for all other disclosures. This accounting guidance did not impact our consolidated financial statements but impacted our fair value disclosures.
Accounting for Credit Losses on Financial Instruments
On January 1, 2020, we adopted new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires entities to recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most financial instruments not measured at fair value, which primarily includes our commercial mortgage loans, bank loan investments and reinsurance recoverables. The new guidance also requires the recognition of an allowance for expected credit losses as a liability in our consolidated balance sheet for off-balance
sheet credit exposures, including commitments to fund bank loan investments, private placement investments and commercial mortgage loans. The FASB also issued an amendment to the guidance allowing entities to irrevocably elect the fair value option on an instrument-by-instrument
basis for eligible instruments, which we did not elect.
We adopted the guidance related to our investments carried at amortized cost, reinsurance recoverables and off-balance
sheet credit exposures using the modified retrospective method. We recorded an allowance related to lifetime expected credit losses of $23 million, net of deferred taxes of $6 million, for commercial mortgage loans and bank loan investments and $31 million, net of deferred taxes of $9 million, for reinsurance recoverables, with an offset to cumulative effect of change in accounting within retained earnings. See notes 4 and 8 for additional disclosures related to lifetime expected credit losses. In addition, we recorded an allowance related to lifetime
21
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
expected credit losses for our
off-balance
sheet credit exposures of $1 million, included in other liabilities in our consolidated balance sheet, with an offset to cumulative effect of change in accounting within retained earnings.
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
Reference Rate Reform
In March 2020 and January 2021, the FASB issued new accounting guidance related to reference rate reform, which was effective for us on January 1, 2020. The guidance provides temporary guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, which includes the transition away from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This new guidance provides optional practical expedients and exceptions for applying generally accepted accounting principles to investments, derivatives or other transactions affected by reference rate reform such as those that impact the assessment of derivative hedge effectiveness and contract modifications, to include continuing hedge accounting when certain critical terms of a hedging relationship change and modifying certain effectiveness assessments to exclude certain potential sources of ineffectiveness. The new guidance was updated to clarify that the optional practical expedients and exceptions can be applied to derivatives that use an interest rate for margining, discounting, or contract price alignment. In addition to the optional practical expedients, the guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. We adopted this guidance prospectively and it did not have a significant impact on our consolidated financial statements or disclosures. However, the amendments in this guidance may be elected over time through December 31, 2022 as reference rate reform activities occur and therefore, this guidance may impact our procedures, including our process for assessing the effectiveness of our cash flow hedging relationships, determined on an individual hedge basis, as we implement measures to transition away from LIBOR.
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

21
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
Our leased assets are predominantly classified as operating leases and consist of office space in 11 locations primarily in the United States and Australia. Lease payments included in the calculation of our lease liability include fixed amounts contained within each rental agreement and variable lease payments that are based upon an index or rate. We have elected to combine lease and non-lease
components, as permitted under this new accounting guidance, and as a result, non-lease
components are included in the calculation of our lease liability as opposed to being separated and accounted for as consideration under the new revenue recognition standard. Our remaining lease terms ranged from less than 1 year to 18 years and had a weighted-average remaining lease term of 9.4 years as of December 31, 2020. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 6.6% as of December 31, 2020. For the year ended December 31, 2020, under this new accounting guidance, annual rental expense was $11 million.
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

21
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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

21
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
Classification of Certain Cash Payments and Receipts
On January 1, 2018, we adopted new accounting guidance related to the classification of certain cash payments and cash receipts on our statement of cash flows. The guidance reduces diversity in practice related to eight specific cash flow issues. We adopted this new accounting guidance retrospectively and reclassified a $20 million make-whole premium, which resulted in an increase in net cash used by financing activities and an increase in net cash from operating activities in our statement of cash flows for the year ended December 31, 2016. The remaining specific cash flow issues did not have a significant impact on our consolidated financial statements.
Recognition and Measurement of Financial Assets and Liabilities
On January 1, 2018, we adopted new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Changes to financial instruments accounting primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, are measured at fair value with changes in fair value

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

recognized in net income (loss). The new guidance also clarified that the need for a valuation allowance on a deferred tax asset related to available-for-sale
securities should be evaluated in combination with other deferred tax assets. We adopted this new accounting guidance using the modified retrospective method and reclassified, after adjustments for DAC and other intangible amortization and certain benefit reserves, taxes and noncontrolling interests, $25 million of gains related to equity securities from accumulated other comprehensive income and $17 million of gains related to limited partnerships previously recorded at cost to cumulative effect of change in accounting within retained earnings, including amounts related to our Canada mortgage insurance business which were classified as held for sale prior to the fourth quarter of 2019.
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
x) Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued new accounting guidance related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. We adopted this new accounting guidance on January 1, 2021 using the retrospective method or modified retrospective method for certain changes and prospective method for all other changes, which did not have a significant impact on our consolidated financial statements and disclosures.
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
Years Ended December 31, 2020, 2019 and 2018

•	the amortization method for DAC will generally be on a straight-line basis over the expected contract term; and

•	disclosures will be greatly expanded to include significant assumptions and product liability rollforwards.
This guidance is effective for us on January 1, 2023 using the modified retrospective method, with early adoption permitted, which we do not intend to elect. Given the nature and extent of the changes to our operations, this guidance is expected to have a significant impact on our consolidated financial statements.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the years ended December 31:

(Amounts in millions, except per share amounts)	2020	2019	2018
Weighted-average common shares used in basic earnings (loss) per share calculations	505.2	502.9	500.4
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	6.4	6.8	—

Weighted-average common shares used in diluted earnings (loss) per share calculations (1)	511.6	509.7	500.4

Income from continuing operations:
Income from continuing operations	$761	$519	$67
Less: net income from continuing operations attributable to noncontrolling interests	34	64	70

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$727	$455	$(3)

Basic per share	$1.44	$0.90	$(0.01)

Diluted per share	$1.42	$0.89	$(0.01)

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(549)	$11	$230
Less: net income from discontinued operations attributable to noncontrolling interests	—	123	108

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$(549)	$(112)	$122

Basic per share	$(1.09)	$(0.22)	$0.24

Diluted per share	$(1.07)	$(0.22)	$0.24

Net income (loss):
Income from continuing operations	$761	$519	$67
Income (loss) from discontinued operations, net of taxes	(549)	11	230

Net income	212	530	297
Less: net income attributable to noncontrolling interests	34	187	178

Net income available to Genworth Financial, Inc.’s common stockholders	$178	$343	$119

Basic per share (2)	$0.35	$0.68	$0.24

Diluted per share (2)	$0.35	$0.67	$0.24

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Fixed maturity securities—taxable	$2,480	$2,494	$2,456
Fixed maturity securities—non-taxable	6	8	11
Equity securities	13	16	20
Commercial mortgage loans	345	348	327
Policy loans	199	180	169
Other invested assets	295	234	181
Cash, cash equivalents, restricted cash and short-term investments	17	39	48

Gross investment income before expenses and fees	3,355	3,319	3,212
Expenses and fees	(95)	(99)	(91)

Net investment income	$3,260	$3,220	$3,121

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Available-for-sale fixed maturity securities:
Realized gains	$512	$107	$162
Realized losses	(34)	(39)	(137)

Net realized gains (losses) on available-for-sale fixed maturity securities	478	68	25

Impairments:
Total other-than-temporary impairments	—	(1)	—
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—

Net other-than-temporary impairments	—	(1)	—

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(5)	—	—
Write-down of available-for-sale fixed maturity securities (1)	(4)	—	—
Net realized gains (losses) on equity securities sold	(1)	9	11
Net unrealized gains (losses) on equity securities still held	2	14	(34)
Limited partnerships	112	29	11
Commercial mortgage loans	(2)	(2)	—
Derivative instruments (2)	(17)	(72)	(22)
Other	(5)	5	—

Net investment gains (losses)	$558	$50	$(9)

(1)	Represents write-down of securities we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
See note 2 for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale
fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale
fixed maturity investments as of and for the year ended December 31, 2020:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$—	$4	$(2)	$(1)	$—	$—	$—	$1
Commercial mortgage - backed	—	3	—	—	—	—	—	3

Total available-for-sale fixed maturity securities	$—	$7	$(2)	$(1)	$—	$—	$—	$4

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the years ended December 31:

(Amounts in millions)	2019	2018
Beginning balance	$24	$32
Reductions:
Securities sold, paid down or disposed	(2)	(8)

Ending balance	$22	$24

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2020	2019	2018
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$10,159	$6,676	$1,775
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	(7)	—	—
Adjustments to DAC, PVFP, sales inducements and benefit reserves	(7,302)	(4,789)	(952)
Income taxes, net	(611)	(406)	(190)

Net unrealized investment gains (losses)	2,239	1,481	633
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	25	25	38

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$2,214	$1,456	$595

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Beginning balance	$1,456	$595	$1,085
Cumulative effect of changes in accounting:
Stranded tax effects	—	—	189
Recognition and measurement of financial assets and liabilities, net of taxes of $—, $— and $18	—	—	(25)

Total cumulative effect of changes in accounting	—	—	164

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	3,950	4,980	(3,327)
Adjustment to DAC (1)	122	(956)	1,182
Adjustment to PVFP	(1)	(49)	69
Adjustment to sales inducements	(5)	(32)	34
Adjustment to benefit reserves and policyholder contract balances (2)	(2,629)	(2,800)	1,208
Provision for income taxes	(305)	(233)	181

Change in unrealized gains (losses) on investment securities	1,132	910	(653)
Reclassification adjustments to net investment (gains) losses, net of taxes of $100, $17 and $5	(374)	(62)	(18)

Change in net unrealized investment gains (losses)	758	848	(671)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	(13)	(17)

Ending balance	$2,214	$1,456	$595

(1)	See note 6 for additional information.
(2)	See note 9 for additional information.
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(d) Fixed Maturity Securities
As of December 31, 2020, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,401	$1,404	$—	$—	$4,805
State and political subdivisions	2,627	544	(1)	—	3,170
Non-U.S. government	1,420	144	(5)	—	1,559
U.S. corporate:
Utilities	4,244	970	(2)	—	5,212
Energy	2,549	367	(16)	—	2,900
Finance and insurance	7,843	1,307	(2)	—	9,148
Consumer—non-cyclical	5,147	1,324	(1)	—	6,470
Technology and communications	3,207	620	—	—	3,827
Industrial	1,375	232	—	—	1,607
Capital goods	2,466	535	—	—	3,001
Consumer—cyclical	1,722	285	—	—	2,007
Transportation	1,200	304	(2)	—	1,502
Other	395	45	—	—	440

Total U.S. corporate	30,148	5,989	(23)	—	36,114

Non-U.S. corporate:
Utilities	899	84	—	—	983
Energy	1,190	209	(1)	—	1,398
Finance and insurance	2,470	357	(6)	(1)	2,820
Consumer—non-cyclical	712	113	(1)	—	824
Technology and communications	1,082	229	—	—	1,311
Industrial	970	159	—	—	1,129
Capital goods	549	68	(1)	—	616
Consumer—cyclical	356	41	(1)	—	396
Transportation	520	90	(1)	—	609
Other	1,582	246	—	—	1,828

Total non-U.S. corporate	10,330	1,596	(11)	(1)	11,914

Residential mortgage-backed	1,698	211	—	—	1,909
Commercial mortgage-backed	2,759	231	(13)	(3)	2,974
Other asset-backed	3,293	56	(4)	—	3,345

Total available-for-sale fixed maturity securities	$55,676	$10,175	$(57)	$(4)	$65,790

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2020:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
State and political subdivisions	$28	$(1)	6	$—	$—	—	$28	$(1)	6
Non-U.S. government	135	(5)	13	—	—	—	135	(5)	13
U.S. corporate	345	(20)	59	33	(3)	4	378	(23)	63
Non-U.S. corporate	145	(4)	32	6	(1)	1	151	(5)	33
Commercial mortgage-backed	227	(11)	34	1	(1)	1	228	(12)	35
Other asset-backed	238	(2)	60	207	(2)	48	445	(4)	108

Total for fixed maturity securities in an unrealized loss position	$1,118	$(43)	204	$247	$(7)	54	$1,365	$(50)	258

% Below cost:
<20% Below cost	$1,108	$(36)	202	$246	$(6)	53	$1,354	$(42)	255
20%-50% Below cost	10	(7)	2	1	(1)	1	11	(8)	3

Total for fixed maturity securities in an unrealized loss position	$1,118	$(43)	204	$247	$(7)	54	$1,365	$(50)	258

Investment grade	$943	$(24)	171	$207	$(2)	48	$1,150	$(26)	219
Below investment grade	175	(19)	33	40	(5)	6	215	(24)	39

Total for fixed maturity securities in an unrealized loss position	$1,118	$(43)	204	$247	$(7)	54	$1,365	$(50)	258

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 202
0
:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$49	$(2)	9	$—	$—	—	$49	$(2)	9
Energy	106	(13)	19	33	(3)	4	139	(16)	23
Finance and insurance	128	(2)	15	—	—	—	128	(2)	15
Consumer—non-cyclical	16	(1)	5	—	—	—	16	(1)	5
Transportation	46	(2)	11	—	—	—	46	(2)	11
Subtotal, U.S. corporate securities	345	(20)	59	33	(3)	4	378	(23)	63

Non-U.S. corporate:
Energy	66	(1)	10	—	—	—	66	(1)	10
Consumer—non-cyclical	—	—	—	6	(1)	1	6	(1)	1
Capital goods	31	(1)	8	—	—	—	31	(1)	8
Consumer—cyclical	15	(1)	6	—	—	—	15	(1)	6
Transportation	33	(1)	8	—	—	—	33	(1)	8
Subtotal, non-U.S. corporate securities	145	(4)	32	6	(1)	1	151	(5)	33

Total for corporate securities in an unrealized loss position	$490	$(24)	91	$39	$(4)	5	$529	$(28)	96

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
Years Ended December 31, 2020, 2019 and 2018

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
Years Ended December 31, 2020, 2019 and 2018

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

The scheduled maturity distribution of fixed maturity securities as of December 31, 2020 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,425	$1,447
Due after one year through five years	9,863	10,586
Due after five years through ten years	13,285	15,177
Due after ten years	23,353	30,352

Subtotal	47,926	57,562
Residential mortgage-backed	1,698	1,909
Commercial mortgage-backed	2,759	2,974
Other asset-backed	3,293	3,345

Total	$55,676	$65,790

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

As of December 31, 2020, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 25%, 15%, 13% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of December 31, 2020, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
As of December 31, 2020 and 2019, securities of $46 million and $44 million, respectively, were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2020		2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,442	36%	$2,590	37%
Industrial	1,638	24	1,670	24
Office	1,567	23	1,632	23
Apartments	529	8	541	8
Mixed use	286	4	281	4
Other	312	5	266	4

Subtotal	6,774	100%	6,980	100%

Unamortized balance of loan origination fees	—		(4)
Allowance for credit losses	(31)		(13)

Total	$6,743		$6,963

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

	2020		2019
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,711	25%	$1,715	25%
Pacific	1,510	22	1,673	24
Middle Atlantic	994	15	992	14
Mountain	781	12	753	11
West North Central	467	7	488	7
East North Central	441	6	455	6
West South Central	423	6	433	6
New England	260	4	257	4
East South Central	187	3	214	3

Subtotal	6,774	100%	6,980	100%

Unamortized balance of loan origination fees	—		(4)
Allowance for credit losses	(31)		(13)

Total	$6,743		$6,963

As of December 31, 2020 and 2019, all of our commercial mortgage loans were current. For a discussion of our policy related to placing commercial mortgage loans on non-accrual
status, see note 2. As of December 31, 2020 and 2019, we had no commercial mortgage loans on non-accrual
status.
During the years ended December 31, 2020 and 2019, we did not have any modifications or extensions that were considered troubled debt restructurings.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Allowance for credit losses:
Beginning balance	$13	$9	$9
Cumulative effect of change in accounting	16	—	—
Provision	2	4	—
Write-offs	—	—	—
Recoveries	—	—	—

Ending balance	$31	$13	$9

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of December 31, 2020:

(Amounts in millions)	2020	2019	2018	2017	2016	2015 and prior	Total
Debt-to-value:
0% - 50%	$60	$24	$78	$154	$147	$2,182	$2,645
51% - 60%	50	89	321	299	164	705	1,628
61% - 75%	431	647	530	270	152	366	2,396
76% - 100%	—	23	36	—	11	33	103
Greater than 100%	—	—	—	—	—	2	2

Total amortized cost	$541	$783	$965	$723	$474	$3,288	$6,774

Debt service coverage ratio:
Less than 1.00	$3	$8	$27	$10	$—	$168	$216
1.00 - 1.25	58	68	54	42	25	279	526
1.26 - 1.50	80	241	204	60	74	333	992
1.51 - 2.00	279	294	446	342	252	977	2,590
Greater than 2.00	121	172	234	269	123	1,531	2,450

Total amortized cost	$541	$783	$965	$723	$474	$3,288	$6,774

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
The following tables set forth the
debt-to-value
of commercial mortgage loans by property type as of December 31:

	2020
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$913	$639	$859	$29	$2	$2,442
Industrial	798	351	456	33	—	1,638
Office	523	431	595	18	—	1,567
Apartments	199	86	238	6	—	529
Mixed use	112	47	127	—	—	286
Other	100	74	121	17	—	312

Total amortized cost	$2,645	$1,628	$2,396	$103	$2	$6,774

% of total	39%	24%	35%	2%	—%	100%

Weighted-average debt service coverage ratio	2.40	1.83	1.61	1.49	0.64	1.97

	2019
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$986	$579	$1,025	$—	$—	$2,590
Industrial	808	337	525	—	—	1,670
Office	529	380	723	—	—	1,632
Apartments	211	110	220	—	—	541
Mixed use	104	70	107	—	—	281
Other	56	69	141	—	—	266

Total recorded investment	$2,694	$1,545	$2,741	$—	$—	$6,980

% of total	39%	22%	39%	—%	—%	100%

Weighted-average debt service coverage ratio	2.32	1.81	1.55	—	—	1.90

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December
31
:

	2020
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$55	$169	$483	$969	$766	$2,442
Industrial	21	85	143	616	773	1,638
Office	101	99	170	634	563	1,567
Apartments	9	24	126	228	142	529
Mixed use	5	24	29	115	113	286
Other	25	125	41	28	93	312

Total amortized cost	$216	$526	$992	$2,590	$2,450	$6,774

% of total	3%	8%	15%	38%	36%	100%

Weighted-average debt-to-value	57%	62%	62%	57%	44%	53%

	2019
					Greater
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	than 2.00	Total
Property type:
Retail	$68	$141	$596	$1,148	$637	$2,590
Industrial	24	51	221	658	716	1,670
Office	44	89	277	751	471	1,632
Apartments	16	32	129	175	189	541
Mixed use	4	16	37	107	117	281
Other	34	147	20	31	34	266

Total recorded investment	$190	$476	$1,280	$2,870	$2,164	$6,980

% of total	3%	7%	18%	41%	31%	100%

Weighted-average debt-to-value	59%	61%	63%	58%	41%	54%

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

23
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of December 31, 2020 and 2019, the total carrying value of these investments was $1,018 million and $616 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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

23
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	2020	2019	Balance sheet classification	2020	2019
Derivatives designated as hedges

Cash flow hedges:
Interest rate swaps	Other invested assets	$468	$197	Other liabilities	$23	$10
Foreign currency swaps	Other invested assets	1	4	Other liabilities	2	—

Total cash flow hedges		469	201		25	10

Total derivatives designated as hedges		469	201		25	10

Derivatives not designated as hedges
Equity index options	Other invested assets	63	81	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	55	8	Other liabilities	1	1
GMWB embedded derivatives	Reinsurance recoverable (1)	26	20	Policyholder account balances (2)	379	323
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	399	452
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	26	19

Total derivatives not designated as hedges		144	109		805	795

Total derivatives		$613	$310		$830	$805

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.
The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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

(Notional in millions)	Measurement	December 31, 2019	Additions	Maturities/ terminations	December 31, 2020
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,968	$1,844	$(2,634)	$8,178
Foreign currency swaps	Notional	110	17	—	127

Total cash flow hedges		9,078	1,861	(2,634)	8,305

Total derivatives designated as hedges		9,078	1,861	(2,634)	8,305

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Equity index options	Notional	2,451	2,053	(2,504)	2,000
Financial futures	Notional	1,182	5,516	(5,594)	1,104
Other foreign currency contracts	Notional	628	7,080	(5,937)	1,771

Total derivatives not designated as hedges		8,935	14,649	(14,035)	9,549

Total derivatives		$18,013	$16,510	$(16,669)	$17,854

(Number of policies)	Measurement	December 31, 2019	Additions	Maturities/ terminations	December 31, 2020
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	25,623	—	(1,910)	23,713
Fixed index annuity embedded derivatives	Policies	15,441	—	(2,663)	12,778
Indexed universal life embedded derivatives	Policies	884	—	(42)	842
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

23
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following table provides information about the pre-tax income effects of cash flow hedges for the year ended December 31, 2020:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$482	$196	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	12	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(38)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(5)	—	Net investment income	—	Net investment gains (losses)

Total	$439	$208		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the year ended December 31, 2019:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income

Interest rate swaps hedging assets	$456	$164	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	6	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(36)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(2)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	—	Net investment gains (losses)	2	Net investment gains (losses)

Total	$418	$170		$2

23
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Derivatives qualifying as effective accounting hedges as of January 1	$2,002	$1,781	$2,065
Cumulative effect of changes in accounting:
Stranded tax effects	—	—	12
Changes to the hedge accounting model, net of deferred taxes of $—, $— and $(1)	—	—	2

Total cumulative effect of changes in accounting	—	—	14

Current period increases (decreases) in fair value, net of deferred taxes of $(95), $(87) and $50	344	331	(194)
Reclassification to net (income), net of deferred taxes of $73, $60 and $58	(135)	(110)	(104)

Derivatives qualifying as effective accounting hedges as of December 31	$2,211	$2,002	$1,781

The total of derivatives designated as cash flow hedges of $2,211 million, net of taxes, recorded in stockholders’ equity as of December 31, 2020 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $131 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the years ended December 31, 2020, 2019 and 2018, we reclassified $15 million, $5 million and $9 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.
Derivatives Not Designated As Hedges
We also enter into certain
non-qualifying
derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) equity index options,

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life; (iii) foreign currency forward contracts to mitigate currency risk associated with non-functional
currency investments held by certain foreign subsidiaries; and (iv) foreign currency options and forward contracts to mitigate currency risk associated with future dividends, cash payments to AXA under a promissory note reported as discontinued operations and/or other cash flows from certain foreign subsidiaries to our holding company. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity and indexed universal life insurance products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.
The following table provides the
pre-tax
gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2020	2019	2018	Classification of gain (loss) recognized in net income

Interest rate swaps	$(11)	$(3)	$3	Net investment gains (losses)
Equity index options	4	43	(34)	Net investment gains (losses)
Financial futures	2	(64)	26	Net investment gains (losses)
Equity return swaps	—	—	(4)	Net investment gains (losses)
Other foreign currency contracts	38	(8)	4	Net investment gains (losses)
GMWB embedded derivatives	(28)	38	(54)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(51)	(90)	15	Net investment gains (losses)
Indexed universal life embedded derivatives	17	4	13	Net investment gains (losses)

Total derivatives not designated as hedges	$(29)	$(80)	$(31)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2020			2019
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$587	$26	$561	$291	$11	$280
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	587	26	561	291	11	280
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(20)	(20)	—	(7)	(7)	—
Collateral received	(408)	—	(408)	(179)	—	(179)
Collateral pledged	—	(505)	505	—	(405)	405
Over collateralization	2	499	(497)	18	401	(383)

Net amount	$161	$—	$161	$123	$—	$123

(1)	Included $1 million of accruals on derivatives classified as other assets as of December 31, 2019 and does not include amounts related to embedded derivatives as of December 31, 2020 and 2019.
(2)
Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(6) Deferred Acquisition Costs
The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Unamortized balance as of January 1	$3,280	$3,630	$3,868
Impact of foreign currency translation	4	—	(4)
Costs deferred	15	27	42
Amortization, net of interest accretion	(448)	(377)	(276)

Unamortized balance as of December 31	2,851	3,280	3,630
Accumulated effect of net unrealized investment (gains) losses	(1,322)	(1,444)	(488)

Balance as of December 31	$1,529	$1,836	$3,142

We regularly review DAC to determine if it is recoverable from future income. In 2020, we recorded a DAC impairment of $63 million in our universal life insurance products due principally to lower future estimated gross profits. As of December 31, 2020, all of our other businesses had sufficient future income and therefore the related DAC was recoverable. In 2019 and 2018, we performed loss recognition testing and determined the related DAC was recoverable. See note 9 for additional information related to loss recognition testing.

In the fourth quarter of 2020, as part of our annual review of assumptions, we increased DAC amortization by $48 million in our universal and term universal life insurance products predominantly due to changes in expected gross profits driven mostly by lower projected cost of insurance assessments on our universal life insurance products and a model refinement in our term universal life insurance product related to persistency and grace period timing.
In the fourth quarter of 2019, as part of our annual review of assumptions, we increased DAC amortization by $58 million in our universal and term universal life insurance products reflecting updated assumptions primarily related to the lower interest rate environment.
As of December 31, 2020, 2019 and 2018, shadow accounting adjustments reduced the DAC balance by $1.3 billion, $1.4 billion and $0.5 billion, respectively, with an offsetting amount recorded in other comprehensive income (loss). The higher amounts recorded for the years ended December 31, 2020 and 2019 were primarily due to the decline in interest rates increasing unrealized investment gains. The majority of the shadow accounting adjustments as of December 31, 2020 and 2019 were recorded in our long-term care insurance business, which reduced its DAC balance to zero in each year. As of December 31, 2020 and 2019, our long-term care insurance business recorded shadow accounting adjustments of $1.0 billion and $1.1 billion, respectively, out of the total shadow accounting adjustments recorded of $1.3 billion and $1.4 billion, respectively. There was no impact to net income related to our shadow accounting adjustments. See note 2 for further information related to shadow accounting adjustments.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(7) Intangible Assets
The following table presents our intangible assets as of December 31:

	2020		2019
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,065	$(1,992)	$2,066	$(1,992)
Capitalized software	464	(387)	487	(403)
Deferred sales inducements to contractholders	284	(274)	288	(258)
Other	187	(147)	138	(130)

Total	$3,000	$(2,800)	$2,979	$(2,783)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2020, 2019 and 2018 was $44 million, $64 million and $72 million, respectively. Amortization expense related to deferred sales inducements of $16 million, $15 million and $22 million, respectively, for the years ended December 31, 2020, 2019 and 2018 was included in benefits and other changes in policy reserves.
Present Value of Future Profits
The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Unamortized balance as of January 1	$154	$170	$187
Interest accreted at 5.19%, 5.56% and 5.60%	8	9	10
Amortization	(8)	(25)	(27)

Unamortized balance as of December 31	154	154	170
Accumulated effect of net unrealized investment (gains) losses	(81)	(80)	(31)

Balance as of December 31	$73	$74	$139

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2020, 2019 and 2018 we believe all of our businesses have sufficient future income and therefore the related PVFP is recoverable.
The percentage of the December 31, 2020 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2021	4.8%
2022	4.3%
2023	4.3%
2024	4.2%
2025	3.9%
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
Years Ended December 31, 2020, 2019 and 2018

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
U.S. Life Insurance Companies
As of December 31, 2020, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.

We have several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC, an affiliate of our former parent, General Electric Company (“GE”). In the Reinsurance Transactions, we ceded to UFLIC in-force
blocks of structured settlements issued prior to 2004, substantially all of our in-force
blocks of variable annuities issued prior to 2004 and a block of long-term care insurance policies that we reinsured in 2000 from legal entities now a part of Brighthouse Life Insurance Company. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims-paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, GE is obligated to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) at not less than 150% of its company action level, as defined by the National Association of Insurance Commissioners (“NAIC”).
As of December 31, 2020 and 2019, we had a reinsurance recoverable of $13,415 million and $13,752 million, respectively, with UFLIC.
Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We have pledged fixed maturity securities and commercial mortgage loans of $13,188 million and $873 million, respectively, as of December 31, 2020 and $11,874 million and $938 million, respectively, as of December 31, 2019 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following table sets forth net domestic life insurance
in-force
as of December 31:

(Amounts in millions)	2020	2019	2018
Direct life insurance in-force	$509,670	$555,252	$594,472
Amounts assumed from other companies	624	673	729
Amounts ceded to other companies (1)	(458,999)	(500,965)	(537,590)

Net life insurance in-force	$51,295	$54,960	$57,611

Percentage of amount assumed to net	1%	1%	1%

(1)	Includes amounts accounted for under the deposit method.
Mortgage Insurance
We reinsure a portion of our U.S. mortgage insurance risk in order to obtain credit towards the financial requirements of the government-sponsored enterprise (“GSE”) private mortgage insurer eligibility requirements (“PMIERs”). The transactions are structured as excess of loss coverage where both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception. Each reinsurance treaty has a term of 10 years and grants to Genworth a unilateral right to commute prior to the full term, subject to certain performance triggers.
On October 22, 2020, our U.S. mortgage insurance business obtained $350 million of excess of loss reinsurance coverage from Triangle Re
2020-1
Ltd. (“Triangle Re 2020”) on a portfolio of existing mortgage insurance policies written from January 2020 through August 2020. In connection with entering into the reinsurance agreement with Triangle Re 2020, we concluded that the risk transfer requirements for reinsurance accounting were met as Triangle Re 2020 is assuming significant insurance risk and a reasonable possibility of significant loss. Triangle Re
2020
is a VIE and special purpose insurer domiciled in Bermuda and financed the reinsurance coverage by issuing mortgage insurance-linked notes to unaffiliated investors. The notes are non-recourse
to us and our affiliates. The excess of loss reinsurance coverage is fully collateralized by a reinsurance trust account which requires funds received by the trust to be invested in eligible investments in accordance with the reinsurance trust agreement. The collateralized trust serves to cover reinsurance obligations if losses exceed our first loss tier. For the reinsurance coverage, we retain the first layer of aggregate losses up to $
522
 million. Triangle Re
2020
provides
67
% reinsurance coverage for losses above our retained first layer up to $
350
 million.
On November 25, 2019, our U.S. mortgage insurance business obtained $303 million of excess of loss reinsurance coverage with Triangle Re
2019-1
Ltd. (“Triangle Re 2019”), on a portfolio of existing mortgage insurance policies written from January 2019 through September 2019. The excess of loss reinsurance coverage is fully collateralized by a reinsurance trust agreement that provides that the trust assets may only be invested in (i) money market funds; (ii) U.S. Treasury securities; and (iii) uninvested cash. In connection with entering into the reinsurance agreement with Triangle Re 2019, we concluded that the risk transfer requirements for reinsurance accounting were met as Triangle Re 2019 is assuming significant insurance risk and a reasonable possibility of significant loss. Triangle Re 2019 is a VIE and special purpose insurer domiciled in Bermuda. For the reinsurance coverage, we retain the first layer of aggregate losses up to $237 million. Triangle Re 2019 and other reinsurers provide 95% reinsurance coverage for losses above our retained first layer up to $713 million of total losses. We are responsible for losses on the portfolio above the reinsurance coverage amount of $713 million.
In our mortgage insurance business in Australia, all of the reinsurance treaties are on an excess of loss basis that are designed to attach under stress loss events. As of December 31, 2020, our Australian mortgage insurance business had five excess of loss treaties, all with a one-year base term with options to extend for five to nine

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

years, with an aggregate coverage limit of AUD$800 million. On January 1, 2021, our mortgage insurance business in Australia renewed its five excess of loss reinsurance treaties with the same base term, extension options and aggregate coverage limit.
Premiums Written and Earned
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2020	2019	2018	2020	2019	2018
Direct:
Life insurance	$795	$846	$881	$795	$846	$881
Accident and health insurance (1)	2,836	2,792	2,775	2,860	2,821	2,800
Mortgage insurance	1,346	1,157	1,092	1,342	1,239	1,194

Total direct	4,977	4,795	4,748	4,997	4,906	4,875

Assumed:
Life insurance	1	1	1	2	1	1
Accident and health insurance (1)	313	321	328	322	326	332
Mortgage insurance	5	5	7	6	8	11

Total assumed	319	327	336	330	335	344

Ceded:
Life insurance	(558)	(569)	(576)	(559)	(569)	(576)
Accident and health insurance (1)	(550)	(557)	(566)	(562)	(564)	(571)
Mortgage insurance	(97)	(64)	(85)	(96)	(71)	(78)

Total ceded	(1,205)	(1,190)	(1,227)	(1,217)	(1,204)	(1,225)

Net premiums	$4,091	$3,932	$3,857	$4,110	$4,037	$3,994

Percentage of amount assumed to net				8%	8%	9%

(1)	Accident and health insurance is comprised almost entirely of our long-term care insurance products.

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,649 million, $2,751 million and $2,696 million during 2020, 2019 and 2018, respectively.
Allowance for Credit Losses on Reinsurance Recoverables
The following table sets forth the changes in the allowance for credit losses related to reinsurance recoverables as of or for the year ended December 31, 2020:

(Amounts in millions)	2020
Allowance for credit losses:
Beginning balance	$—
Cumulative effect of change in accounting	40
Provision	5
Write-offs	—
Recoveries	—

Ending balance	$45

As discussed in note 2, our policy for evaluating and measuring the allowance for credit losses related to reinsurance recoverables utilizes the reinsurer’s credit rating, updated quarterly, to assess the credit quality of

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

reinsurance recoverables. The following table sets forth A.M. Best Company, Inc.’s (“A.M. Best”) credit ratings related to our reinsurance recoverables, gross of the allowance for credit losses, as of December 31, 2020:

(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$519	$519
A+	1,437	1,343	2,780
A	19	45	64
B+	—	1	1
Not rated	13,419	81	13,500

Total reinsurance recoverable	$14,875	$1,989	$16,864

In March 2019, upon UFLIC’s request, A.M. Best withdrew UFLIC’s credit rating. There was no impact to us from this action as UFLIC has trust accounts and a guarantee from its parent, as discussed above, and is sufficiently collateralized. Accordingly, the reinsurance recoverable with UFLIC is fully collectible and no allowance for credit losses was recorded as of December 31, 2020.
Reinsurance recoverables are considered past due when contractual payments have not been received from the reinsurer by the required payment date. Claims submitted for payment are generally due in less than one year. As of December 31, 2020, we did not have any reinsurance recoverables past due, except for Scottish Re US Inc. (“Scottish Re”), a reinsurance company domiciled in Delaware. On March 6, 2019, Scottish Re was ordered into receivership for the purposes of rehabilitation by the Court of Chancery of the State of Delaware. The proposed Plan of Rehabilitation of Scottish Re was filed on June 30, 2020; however, we expect a revised Plan of Rehabilitation to be filed by March 16, 2021 with any objections required to be submitted by April 15, 2021. We do not know what deadlines will be imposed related to the Court of Chancery’s consideration of the proposed plan and no hearing date has been scheduled. As of December 31, 2020, amounts past due related to Scottish Re were $19 million, all of which was included in the allowance for credit losses. We will continue to monitor the plan of rehabilitation and expected recovery of the claims balance.

24
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(9) Insurance Reserves
Future Policy Benefits
The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption		Interest rate assumption	2020	2019
Long-term care insurance contracts	(a	)	3.75% - 7.50%	$28,770	$26,170
Structured settlements with life contingencies	(b	)	1.00% - 8.00%	8,240	8,398
Annuity contracts with life contingencies	(b	)	1.00% - 8.00%	3,252	3,281
Traditional life insurance contracts	(c	)	3.00% - 7.50%	2,101	2,205
Supplementary contracts with life contingencies	(b	)	1.00% - 8.00%	332	330

Total future policy benefits				$42,695	$40,384

(a)	The 1983 Individual Annuitant Mortality Table or the 2000 U.S. Annuity Table, or the 1983 Group Annuitant Mortality Table or the 1994 Group Annuitant Mortality Table and company experience.
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

We regularly review our assumptions and perform loss recognition testing at least annually. Due to the premium deficiencies that existed in previous years, we perform loss recognition testing on our fixed immediate annuity products more frequently than annually. The 2020 test did not result in a premium deficiency and therefore our liability for future policy benefits was sufficient. However, our 2019 and 2018 loss recognition testing resulted in premium deficiencies of $39 million and $22 million, respectively, in our fixed immediate annuity products. The premium deficiencies were primarily driven by the low interest rate environment. The liability for future policy benefits for our fixed immediate annuity products represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could result in further increases in the related future policy benefit reserves for these products.
Our long-term care insurance products are among the products tested in connection with our annual
loss recognition testing. The 2020 and 2019 tests did not result in a premium deficiency and therefore our liability for future policy benefits was sufficient. The liability for future policy benefits for our long-term care insurance business represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant and result in further increases in the related future policy benefit reserves for this business by an amount that could be material to our results of operations and financial condition and liquidity.
As of December 31, 2020 and 2019, we accrued future policy benefit reserves of $625 million and $323 million, respectively, in our consolidated balance sheets for profits followed by losses in our long-term care insurance business. The present value of expected future losses was approximately $2.1 billion and $2.0 billion as of December 31, 2020 and 2019, respectively. As of December 31, 2020, we estimate a factor of approximately 76% of those profits on our long-term care insurance block, excluding the acquired block, will be

24
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

accrued in the future to offset estimated future losses during later periods. In 2019, we estimated a factor of approximately 80% to ratably accrue additional future policy benefits. The decrease in the factor was mostly driven by higher actual profits in 2020 resulting in a larger increase in accrued future policy benefits for profits followed by losses. This decrease was partially offset by the updated profit pattern from our annual review of assumptions completed in the fourth quarter of 2020, as well as updates to our future in-force
rate actions. There may be future adjustments to this estimate reflecting any variety of new and adverse trends that could result in increases to future policy benefit reserves for our profits followed by losses accrual, and such future increases could possibly be material to our results of operations and financial condition and liquidity.
Policyholder Account Balances
The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2020	2019
Annuity contracts	$8,273	$9,375
Funding agreements	300	253
Structured settlements without life contingencies	1,114	1,219
Supplementary contracts without life contingencies	576	606
Other	13	13

Total investment contracts	10,276	11,466
Universal and term universal life insurance contracts	11,227	10,751

Total policyholder account balances	$21,503	$22,217

In the fourth quarter of 2020, as part of our annual review of assumptions, we decreased our liability for policyholder account balances by $118 million in our term universal and universal life insurance products primarily due to a model refinement in our term universal life insurance product related to persistency and grace period timing and from lower projected cost of insurance assessments on our universal life insurance products. Other assumption updates mostly focused on long-term trends in mortality, persistency and interest rates. In the fourth quarter of 2019, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $72 million in our universal and term universal life insurance products due principally to the lower interest rate environment.
Certain of our U.S. life insurance companies are members of the Federal Home Loan Bank (the “FHLB”) system in their respective regions. As of December 31, 2020 and 2019, we held $42 million and $43 million, respectively, of FHLB common stock related to those memberships which was included in equity securities. We have outstanding funding agreements with the FHLBs and had a letter of credit related to one FHLB which was terminated in 2019. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. These funding agreements as of December 31, 2020 and 2019 were collateralized by fixed maturity securities with a fair value of $1,309 million and $608 million, respectively. The amount of funding agreements outstanding with the FHLBs was $
421
 million and $
441
 million, respectively, as of December
31
,
2020
and
2019
which was included in policyholder account balances. Included in the amount of funding agreements outstanding with the FHLBs as of December
31
,
2020
and
2019
 are FHLB agreements entered into by our universal life insurance business of $
121
 million and $
188
 million, respectively, which were included in universal and term universal life insurance contracts in the table above.

24
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
Shadow Accounting Adjustments
As of December 31, 2020 and 2019, we accrued future policy benefit reserves of $4.5 billion and $2.6 billion, respectively, with an offsetting amount recorded in other comprehensive income (loss) related to shadow accounting adjustments. The higher amounts accrued for the year ended December 31, 2020 were primarily due to the decline in interest rates increasing unrealized investment gains. The majority of the shadow accounting adjustments as of December 31, 2020 were recorded in our long-term care insurance business, which comprised $3.7 billion out of the total $4.5 billion accrued. In addition, as of December 31, 2020 and 2019, we accrued policyholder account balances of $1.4 billion and $0.7 billion, respectively, in our universal and term universal life insurance products with an offsetting amount recorded in other comprehensive income (loss) related to shadow accounting adjustments. There was no impact to net income (loss) related to our shadow accounting adjustments. See note 2 for further information related to shadow accounting adjustments.
Certain
Non-Traditional
Long-Duration Contracts
The following table sets forth information about our variable annuity products with death and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2020	2019
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$2,611	$2,008
Net amount at risk	$2	$2
Average attained age of contractholders	76	76
Enhanced death benefits (ratchet, rollup) account value	$1,350	$1,986
Net amount at risk	$105	$115
Average attained age of contractholders	76	75
Account values with living benefit guarantees:
GMWBs	$1,999	$2,106
Guaranteed annuitization benefits	$998	$1,030
Variable annuity contracts may contain more than one death or living benefit; therefore, the amounts listed above are not mutually exclusive. Substantially all of our variable annuity contracts have some form of GMDB.
As of December 31, 2020 and 2019, our total liability associated with variable annuity contracts with minimum guarantees was approximately $4,668 million and $4,738 million, respectively. Account value decreased from 2019 principally driven by the continued runoff of these products. The liability, net of reinsurance, for our variable annuity contracts with GMDB and guaranteed annuitization benefits was $128 million and $114 million as of December 31, 2020 and 2019, respectively.

The contracts underlying the lifetime benefits such as GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, or the protected value, is greater than the account value. As of December 31, 2020 and 2019, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $669 million and $715 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
Account balances of variable annuity contracts with death or living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2020	2019
Balanced funds	$2,343	$2,446
Equity funds	1,016	1,079
Bond funds	304	385
Money market funds	216	84

Total	$3,879	$3,994

(10) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of December 31:

(Amounts in millions)	2020	2019
Liability for policy and contract claims for insurance lines other than short-duration contracts:
Long-term care insurance	$10,518	$10,239
Life insurance	378	248
Fixed annuities	12	13
Runoff	12	9

Total	10,920	10,509

Liability for policy and contract claims related to short-duration contracts:
U.S. Mortgage Insurance segment	555	233
Australia Mortgage Insurance segment	331	208
Other mortgage insurance businesses	11	8

Total	897	449

Total liability for policy and contract claims	$11,817	$10,958

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
The increase in the liability for policy and contract claims in 2020 of $322 million in our U.S. mortgage insurance business was principally attributable to a significant increase in the number of new delinquencies driven largely by borrower forbearance resulting from
COVID-19.
In addition, existing reserves were strengthened by $65 million in 2020 primarily driven by deterioration of early cure emergence patterns impacting claim frequency and severity. The liability for policy and contract claims also increased $279 million in our long-term care insurance business in 2020 as discussed further below.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
Long-term care insurance
The following table sets forth changes in the liability for policy and contract claims for our long-term care insurance business for the dates indicated:

(Amounts in millions)	2020	2019	2018
Beginning balance as of January 1	$10,239	$9,516	$8,548
Less reinsurance recoverables	(2,283)	(2,262)	(2,292)

Net balance as of January 1	7,956	7,254	6,256

Incurred related to insured events of:
Current year	2,595	2,717	2,548
Prior years	(398)	(219)	130

Total incurred	2,197	2,498	2,678

Paid related to insured events of:
Current year	(189)	(205)	(201)
Prior years	(2,118)	(1,975)	(1,814)

Total paid	(2,307)	(2,180)	(2,015)

Interest on liability for policy and contract claims	412	384	335

Net balance as of December 31	8,258	7,956	7,254
Add reinsurance recoverables	2,260	2,283	2,262

Ending balance as of December 31	$10,518	$10,239	$9,516

The increase in the liability for policy and contract claims of $279 million in our long-term care insurance business was primarily attributable to higher new claims and claim severity as a result of the aging of the in-force
block.
Given our assumption that COVID-19 has temporarily decreased the number of new claims submitted, incurred but not reported (“IBNR”) reserves were strengthened by $108
million, partially offsetting the favorable development on IBNR claims
. Additionally, we recorded a $91 million increase to claim reserves, reflecting our assumption that
COVID-19
has accelerated mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. These increases were partially offset by higher claim terminations driven mostly by higher mortality and a $38 million net favorable impact from changes in assumptions and methodologies associated with our annual claim reserve review completed in the fourth quarter of 2020. The favorable impact from our annual claims reserve review primarily related to assumption updates to claim terminations and claim incidence based on our current long-term view of these assumptions. The COVID-19 impacts to our long-term care insurance business are not currently expected to be indicative of future trends or loss performance.
In 2020, the favorable development of $398 million related to insured events of prior years was primarily attributable to favorable claim terminations mostly attributable to higher mortality, favorable development on prior year IBNR claims and favorable experience on pending claims that did not become an active claim. These decreases were partially offset by unfavorable impacts from changes in assumptions and methodologies associated with our annual claim reserve review completed in the fourth quarter of 2020 and from higher reserves of $101 million to account for changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
In 2019, the liability for policy and contract claims increased $723 million in our long-term care insurance business. The increase was primarily attributable to new claims as a result of the aging of the in-force
block, including higher frequency and severity of new claims, partially offset by favorable development on prior year IBNR claims in 2019. We completed our annual review of assumptions and methodologies in the third quarter of 2019 and did not make any significant changes, other than routine updates.
In 2019, the favorable development of $219 million related to insured events of prior years was primarily attributable to favorable development on prior year IBNR claims and favorable experience on pending claims that did not become an active claim.
In 2018, the liability for policy and contract claims increased $968 million in our long-term care insurance business largely from new claims as a result of the aging of the in-force
block, as well as the completion of our annual review of assumptions and methodologies in the fourth quarter of 2018 which increased reserves by $308 million and increased reinsurance recoverables by $17 million. Based on this review, we updated several assumptions and methodologies, including benefit utilization rates, claim termination rates and other assumptions. In connection with updating our benefit utilization rate assumption, we increased later duration utilization assumptions for claims with lifetime benefits. The increase was also attributable to higher severity and frequency of new claims and higher utilization of available benefits in 2018.
In 2018, the incurred amount of $130 million related to insured events of prior years increased largely as a result of the completion of our annual review of our long-term care insurance claim reserves, as described above, which resulted in recording higher reserves of $231 million, net of reinsurance recoverables of $18 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
U.S. Mortgage Insurance segment
The following table sets forth information about incurred claims, net of reinsurance, as well as cumulative number of reported delinquencies and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts for our U.S. Mortgage Insurance segment as of December 31, 2020. The information about the incurred claims development for the years ended December 31, 2011 to 2019 and the historical reported delinquencies as of December 31, 2019 and prior are presented as supplementary information.

(Dollar amounts in millions)	Incurred claims and allocated claim adjustment expenses, net of reinsurance										Total of IBNR liabilities including expected development on reported claims as of December 31, 2020	Number of reported delinquencies (2)
	For the years ended December 31,
Accident year (1)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited

2011	$910	$931	$913	$929	$938	$939	$939	$939	$938	$939	$—	69,314
2012	—	718	675	671	673	671	668	667	666	666	—	48,575
2013	—	—	475	407	392	387	384	382	381	381	—	34,412
2014	—	—	—	328	288	269	261	259	258	259	—	26,726
2015	—	—	—	—	235	208	187	181	180	180	—	21,724
2016	—	—	—	—	—	198	160	138	136	137	1	19,158
2017	—	—	—	—	—	—	171	121	102	105	1	19,497
2018	—	—	—	—	—	—	—	117	84	84	1	14,779
2019	—	—	—	—	—	—	—	—	106	111	1	15,710
2020	—	—	—	—	—	—	—	—	—	365	19	38,863

Total incurred										$3,227

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)	Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
The following table sets forth paid claims development, net of reinsurance, for our U.S. Mortgage Insurance segment for the year ended December 31, 2020. The information about paid claims development for the years ended December 31, 2011 to 2019 is presented as supplementary information.

(Amounts in millions)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
Accident year (1)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited
2011	$65	$497	$722	$816	$874	$906	$927	$935	$937	$939
2012	—	92	391	532	602	634	650	658	662	663
2013	—	—	44	202	297	340	362	372	375	376
2014	—	—	—	22	127	195	233	247	253	254
2015	—	—	—	—	12	85	145	167	173	175
2016	—	—	—	—	—	10	64	110	124	127
2017	—	—	—	—	—	—	6	46	77	87
2018	—	—	—	—	—	—	—	3	32	48
2019	—	—	—	—	—	—	—	—	2	18
2020	—	—	—	—	—	—	—	—	—	1

						Total paid				$2,688

						Total incurred				$3,227
						Total paid				2,688
			All outstanding liabilities before 2011							16

			Liability for policy and contract claims							$555

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.

The following table sets forth our average payout of incurred claims by age for our U.S. Mortgage Insurance segment as of December 31, 2020:

	Average annual percentage payout of incurred claims by age
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Percentage of payout	6.6%	37.6%	26.8%	11.1%	4.6%	2.3%	1.2%	0.5%	0.2%	0.1%

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

Australia Mortgage Insurance segment
The following table sets forth information about incurred claims, net of reinsurance, as well as cumulative number of reported delinquencies and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts for our Australia Mortgage Insurance segment as of December 31, 2020. The information about the incurred claims development for the years ended December 31, 2011 to 2019 and the historical reported delinquencies as of December 31, 2019 and prior are presented as supplementary information.

(Dollar amounts in millions) (1)	Incurred claims and allocated claim adjustment expenses, net of reinsurance										Total of IBNR liabilities including expected development on reported claims as of December 31, 2020	Number of reported delinquencies (3)
	For the years ended December 31,
Accident year (2)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited

2011	$70	$133	$130	$125	$123	$121	$120	$120	$120	$128	$3	2,574
2012	—	66	105	93	89	86	86	86	86	93	2	2,102
2013	—	—	62	81	70	64	60	61	61	70	3	1,781
2014	—	—	—	59	82	70	65	63	63	75	5	1,713
2015	—	—	—	—	69	104	87	84	83	103	6	1,787
2016	—	—	—	—	—	95	127	114	108	129	13	2,080
2017	—	—	—	—	—	—	90	123	105	114	12	1,821
2018	—	—	—	—	—	—	—	87	107	107	17	1,903
2019	—	—	—	—	—	—	—	—	106	93	47	2,298
2020	—	—	—	—	—	—	—	—	—	81	49	1,392

							Total incurred			$993

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 202 0 .
(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(3)	Represents outstanding delinquencies plus paid claims as of December 31, 2020 for each respective accident year.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following table sets forth paid claims development, net of reinsurance, for our Australia Mortgage Insurance segment for the year ended December 31, 2020. The information about paid claims development for the years ended December 31, 2011 to December 31, 2019 is presented as supplementary information:

(Amounts in millions) (1)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
Accident year (2)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited
2011	$4	$67	$110	$118	$120	$120	$120	$120	$120	$121
2012	—	11	61	78	82	83	84	85	86	86
2013	—	—	9	35	51	57	59	60	60	62
2014	—	—	—	6	26	46	58	61	61	64
2015	—	—	—	—	4	28	65	76	79	84
2016	—	—	—	—	—	6	51	85	95	103
2017	—	—	—	—	—	—	9	49	76	85
2018	—	—	—	—	—	—	—	11	46	67
2019	—	—	—	—	—	—	—	—	14	40
2020	—	—	—	—	—	—	—	—	—	5

							Total paid			$717

							Total incurred			$993
							Total paid			717
							Other (3)			35
				All outstanding liabilities before 2011						20

				Liability for policy and contract claims						$331

(1)	Amounts translated into U.S. dollars at the average foreign exchange rates for the year ended December 31, 2020.
(2)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(3)	Includes foreign currency translation.
The following table sets forth our average payout of incurred claims by age for our Australia Mortgage Insurance segment as of December 31, 2020:

	Average annual percentage payout of incurred claims, by age
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Percentage of payout	8.4%	35.5%	25.8%	8.9%	2.9%	1.6%	1.2%	1.1%	0.5%	0.6%
(11) Employee Benefit Plans
(a) Pension and Retiree Health and Life Insurance Benefit Plans
Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on th
e

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. As of December 31, 2020 and 2019, we recorded a liability related to these benefits of $11 million and $12 million, respectively.

In addition, certain employees also participate in
non-qualified
defined contribution plans and in qualified and
non-qualified
defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these plans were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2020 and 2019, we recorded a liability related to these plans of $69 million and $58 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2020 and 2019, we recognized a decrease of $8 million and $4 million, respectively, in OCI, excluding amounts related to our Canada mortgage insurance business which was classified as held for sale prior to the fourth quarter of 2019.
We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits would be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2020 and 2019, the accumulated postretirement benefit obligation associated with these benefits was $77 million and $71 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2020 and 2019, we recognized a decrease of $6 million and $5 million, respectively, in OCI, excluding amounts related to our Canada mortgage insurance business which was classified as held for sale prior to the fourth quarter of 2019.
Our cost associated with our pension, retiree health and life insurance benefit plans was $18 million, $19 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(b) Savings Plans
Our domestic employees participate in qualified and
non-qualified
defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax
basis. We make matching contributions equal to 100% of the first 4% of pay deferred by an employee and 50% of the next 2% of pay deferred by an employee so that our matching contribution d oes
 not exceed 5% of an employee’s pay. Employees do not vest immediately in Genworth matching contributions but fully vest in the matching contributions after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse
®
variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2020 and 2019 in relation to this plan option was less than $1 million for each year.
Prior to January 2021, employees also had the option of purchasing a fund which invests primarily in Genworth stock as part of the defined contribution savings plan. We had contracted with Newport Trust Company (“Newport”) to act as an independent fiduciary and investment manager with respect to Genworth stock in the defined contribution savings plan. On January 8, 2021, Newport froze the fund due to uncertainty around the closing of the China Oceanwide transaction and the feasibility of executing other strategic plans. Accordingly, future investments or transfers into the fund are no longer permitted.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
Our cost associated with these plans was $13 million, $13 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(c) Health and Welfare Benefits for Active Employees
We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance, among others. Our long-term care insurance is provided through our group long-term care insurance products. The premiums recorded by this business related to these benefits were insignificant during 2020, 2019 and 2018.
(12) Borrowings and Other Financings
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2020	2019
Genworth Holdings
7.70% Senior Notes, due 2020	$—	$397
7.20% Senior Notes, due 2021	338	382
7.625% Senior Notes, due 2021	660	701
4.90% Senior Notes, due 2023	400	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	2,693	3,174
Bond consent fees	(19)	(25)
Deferred borrowing charges	(9)	(12)

Total Genworth Holdings	2,665	3,137

Genworth Mortgage Holdings, Inc.
6.50% Senior Notes, due 2025	750	—
Deferred borrowing charges	(12)	—

Total Genworth Mortgage Holdings, Inc.	738	—

Genworth Financial Mortgage Insurance Pty Limited
Floating Rate Junior Subordinated Notes, due 2025	—	140
Floating Rate Junior Subordinated Notes, due 2030	146	—
Deferred borrowing charges	(1)	—

Total Genworth Financial Mortgage Insurance Pty Limited	145	140

Total	$3,548	$3,277

Genworth Holdings
Long-Term Senior Notes
On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020 for a pre-tax
loss of $9 million. The senior notes were fully redeemed with a

25
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

cash payment of $409 million, comprised of the outstanding principal balance, accrued interest and a make-whole premium of $9 million.
As of December 31, 2020, Genworth Holdings had outstanding five series of fixed rate senior notes with varying interest rates between 4.80% and 7.625% and maturity dates between 2021 and 2034. The senior notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all of its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. We have the option to redeem all or a portion of each series of senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
Genworth Holdings paid its 7.20% senior notes with a principal balance of $338 million at maturity on February 16, 2021. During the year ended December 31, 2020, Genworth Holdings also repurchased $84 million principal amount of its senior notes with 2021 maturity dates for a pre-tax
gain of $4 million and paid accrued interest thereon.
Long-Term Junior Subordinated Notes
As of December 31, 2020, Genworth Holdings had outstanding floating rate junior notes having an aggregate principal amount of $598 million, with an annual interest rate equal to three-month LIBOR plus 2.0025% payable quarterly, until the notes mature in November 2066 (“2066 Notes”). Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to 10 years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.
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
In connection with the issuance of the 2066 Notes, we entered into a Replacement Capital Covenant, whereby we agreed, for the benefit of holders of our 6.50% Senior Notes due 2034, that Genworth Holdings will

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
not repay, redeem or repurchase all or any part of the 2066 Notes on or before November 15, 2046, unless such repayment, redemption or repurchase is made from the proceeds of the issuance of certain replacement capital securities and pursuant to the other terms and conditions set forth in the Replacement Capital Covenant.

AXA Promissory Note
See note 23 for information regarding a secured promissory note issued to AXA and reported as discontinued operations, in which we agreed to make deferred cash payments in two installments in June 2022 and September 2022.
Genworth Mortgage Holdings, Inc.
On August 21, 2020, Genworth Mortgage Holdings, Inc. (“GMHI”), our wholly-owned U.S. mortgage insurance subsidiary, issued
$750 million of its 6.50% senior notes due in 2025

(“2025 Senior Notes”)
. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021. These notes mature on August 15, 2025. GMHI may redeem the notes, in whole or in part, at any time prior to

February 15, 2025 at its option, by paying a make-whole premium, plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, GMHI may redeem the notes, in whole or in part, at its option, at 100% of the principal amount, plus accrued and unpaid interest. The notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if GMHI breaches the terms of the indenture.
Genworth Financial Mortgage Insurance Pty Limited
On July 3, 2020, Genworth Financial Mortgage Insurance Pty Limited (“GFMIPL”), our majority-owned Australia mortgage insurance subsidiary, issued AUD$147 million floating rate subordinated notes due in July 2030 in exchange for AUD$147 million of its floating rate subordinated notes due in July 2025 and issued an additional AUD$43 million floating rate subordinated notes due in July 2030. These notes will pay interest quarterly at a floating rate equal to the three-month Bank
Bill Swap reference rate plus a margin of 5.0% per annum
. GFMIPL has an option to redeem the notes at face value on July 3, 2025 and every interest payment date thereafter up to and excluding the maturity date and for certain tax and regulatory events in each case subject to Australian Prudential Regulation Authority’s (“APRA”) prior written approval. GFMIPL redeemed AUD$5 million of its floating rate subordinated notes due in July 2025 on August 24, 2020 and
redeemed the remaining AUD$48 million of its floating rate subordinated notes due in July 2025 on October 6, 2020 and paid
 accrued interest
 ther
eon.
Following the settlement of these transactions and as of December 31, 2020, GFMIPL had outstanding subordinated floating rate notes having an aggregate principal amount of AUD$190 million, with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 5.0% per annum and a maturity date in July 2030.
(b)
Non-Recourse
Funding Obligations
As of December 31, 2019, Rivermont Life Insurance Company I (“Rivermont I”), our wholly-owned special purpose consolidated captive insurance subsidiary, had outstanding non-recourse
funding obligations of $311 million, net of $4 million of deferred borrowing charges, due in 2050 with an interest rate based on one-month
LIBOR that reset every 28 days plus a fixed margin. The weighted-average interest rate on the non-recourse
funding obligations as of December 31, 2019 was 3.78%.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont I redeemed all of its $315 million of outstanding non-recourse
funding obligations due in 2050. The early redemption resulted in a pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs.

(c) Liquidity
Principal amounts under our long-term borrowings (including senior notes) by maturity were as follows as of December 31, 2020:

(Amounts in millions)	Amount
2021	$997
2022	—
2023	400
2024	400
2025 and thereafter	1,796

Total	$3,593

(d) Securities lending activity
Under our securities lending program, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the value of the loaned securities. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. The reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities, corporate debt securities and equity securities. As of December 31, 2020 and 2019, the fair value of securities loaned under our securities lending program was $66 million and $49 million, respectively. As of December 31, 2020 and 2019, the fair value of collateral held under our securities lending program was $67 million and $51 million, respectively, and the offsetting obligation to return collateral of $67 million and $51 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash
collateral provided by the borrowers in our securities lending program as of December 31, 2020 and 2019.
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

26
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

Contractual maturity
The following tables present the remaining contractual maturity of the agreement as of December 31:

	2020
(Amounts in millions)	Overnight and continuous	Up to 30 days	31—90 days	Greater than 90 days	Total
Securities lending:
Fixed maturity securities:
Non-U.S. government	$1	$—	$—	$—	$1
U.S. corporate	40	—	—	—	40
Non-U.S. corporate	19	—	—	—	19

Subtotal, fixed maturity securities	60	—	—	—	60

Equity securities	7	—	—	—	7

Total securities lending	$67	$—	$—	$—	$67

	2019
(Amounts in millions)	Overnight and continuous	Up to 30 days	31—90 days	Greater than 90 days	Total
Securities lending:
Fixed maturity securities:
Non-U.S. government	$1	$—	$—	$—	$1
U.S. corporate	34	—	—	—	34
Non-U.S. corporate	16	—	—	—	16

Subtotal, fixed maturity securities	51	—	—	—	51

Total securities lending	$51	$—	$—	$—	$51

(13) Income Taxes
Income from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Domestic	$953	$540	$(57)
Foreign	78	174	194

Income from continuing operations before income taxes	$1,031	$714	$137

26
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The total provision for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Current federal income taxes	$4	$6	$11
Deferred federal income taxes	230	111	(14)

Total federal income taxes	234	117	(3)

Current state income taxes	2	2	1
Deferred state income taxes	2	5	—

Total state income taxes	4	7	1

Current foreign income taxes	(4)	48	30
Deferred foreign income taxes	36	23	42

Total foreign income taxes	32	71	72

Total provision for income taxes	$270	$195	$70

Our current income tax payable was $8 million and $19 million as of December 31, 2020 and 2019, respectively.
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Effect of foreign operations	1.3	2.2	15.3
Swaps terminated prior to the TCJA	2.7	3.3	16.6
Stock-based compensation	0.2	0.1	4.2
Valuation allowance	—	—	(5.4)
Prior year adjustments	0.2	—	(2.4)
Tax favored investments	(0.4)	(0.6)	(3.4)
Nondeductible expenses	0.4	0.5	3.0
Other, net	0.8	0.8	0.2
TCJA, impact from change in tax rate	—	—	8.8
TCJA, impact on foreign operations	—	—	(7.1)

Effective rate	26.2%	27.3%	50.8%

The effective tax rate for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019 primarily attributable to a lower effect from foreign operations and gains on forward starting swaps settled prior to the enactment of the TCJA, which will continue to be tax effected at 35% as they are amortized into net investment income, in relation to higher pre-tax income in 2020.
For the year ended December 31, 2019, the decrease in the effective rate compared to the year ended December 31, 2018 was primarily attributable to higher pre-tax
income in 2019. The higher
pre-tax
income in 2019 resulted in a lower impact to the effective tax rate from gains on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income and from

26
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

foreign operations. The TCJA rate items in 2018 related to estimates made under Staff Accounting Bulletin 118 which did not recur in 2019.
The components of our deferred income taxes were as follows as of December 31:

(Amounts in millions)	2020	2019
Assets:
Foreign tax credit carryforwards	$136	$320
Net operating loss carryforwards	73	129
State income taxes	386	336
Insurance reserves	633	686
Accrued commission and general expenses	114	114
Liabilities associated with discontinued operations	126	37
Investments	20	48
Other	23	42

Gross deferred income tax assets	1,511	1,712
Valuation allowance	(412)	(347)

Total deferred income tax assets	1,099	1,365

Liabilities:
Net unrealized gains on investment securities	601	396
Net unrealized gains on derivatives	70	71
DAC	171	275
PVFP and other intangibles	10	21
Insurance reserves transition adjustment	123	148
Other	17	29

Total deferred income tax liabilities	992	940

Net deferred income tax asset	$107	$425

The above valuation allowances of $412 million and $347 million as of December 31, 2020 and 2019, respectively, related to state deferred tax assets and foreign net operating losses. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance
net operating loss (“NOL”) carryforwards.
U.S. federal NOL carryforwards amounted to $185 million as of December 31, 2020, and, if unused, will expire beginning in 2028. The benefits of the NOL carryforwards have been recognized in our consolidated financial statements, except to the extent of the valuation allowances described above relating to state and foreign taxes. Foreign tax credit carryforwards amounted to $136 million as of December 31, 2020, and will begin to expire in 2025. Also included in the net operating loss carryforwards line are foreign NOL carryforwards, fully offset by a valuation allowance.
Our ability to realize our net deferred tax asset of $107 million, which includes deferred tax assets related to NOL and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of the net operating losses and foreign tax credit carryforwards. This positive evidence includes the fact that: (i) we are currently in a cumulative three-year income position; (ii) our U.S. operating forecasts are

26
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

profitable, which include
in-force
premium rate increases and associated benefit reductions already obtained in our long-term care insurance business; and (iii) overall domestic losses that we have incurred are allowed to be reclassified as foreign source income which, along with future projections of foreign source income, is sufficient to cover the foreign tax credits being carried forward. After consideration of all available evidence, we have concluded that it is more likely than not that our deferred tax assets, with the exception of certain foreign net operating losses and state deferred tax assets for which a valuation allowance has been established, will be realized. If our actual results do not validate the current projections of pre-tax
income, we may be required to record an additional valuation allowance which could have a material impact on our consolidated financial statements in future periods.
As a consequence of our separation from GE and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post IPO periods. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE over the next three years on an after-tax
basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $3 million, $4 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2020 and 2019, we have recorded the estimated present value of our remaining fixed obligation to GE of $41 million and $54 million, respectively, as a liability in our consolidated balance sheets. Both our
IPO-related
deferred tax assets and our obligation to GE are estimates that are subject to change. There is also a contingent portion of the obligation included in other liabilities in our consolidated balance sheets.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2020	2019	2018
Balance as of January 1	$64	$79	$42
Tax positions related to the current period:
Gross additions	—	—	2
Gross reductions	(3)	(15)	(3)
Tax positions related to the prior years:
Gross additions	1	—	40
Gross reductions	—	—	(2)

Balance as of December 31	$62	$64	$79

The total amount of unrecognized tax benefits was $62 million as of December 31, 2020, which if recognized would affect the effective tax rate on continuing operations by $44 million. These unrecognized tax benefits included the impact of foreign currency translation from our international operations.
We believe it is reasonably possible that in 2021, due to the potential resolution of certain potential settlements and other administrative and statutory proceedings and limitations, up to approximately $44 million unrecognized tax benefits will be recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded less than $1 million of benefits, in each respective year, related to interest and penalties for 2020, 2019 and 2018.
Our companies have elected to file a single U.S. consolidated income tax return (the
“life/non-life
consolidated return”). All companies domesticated in the United States are included in the life/non-life

26
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. With possible exceptions, we are no longer subject to U.S. federal tax examinations for years through 2016. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. Our Australia mortgage insurance business is generally no longer subject to examinations by the Australian Tax Office (“ATO”) for years prior to 2015. In September 2019, the ATO completed a Streamlined Assurance Review of Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) for the years 2016 and 2017, where Genworth Australia obtained a high level of assurance that the right Australian income tax outcomes were reported in Genworth Australia’s income tax returns for 2016 and 2017.
(14) Supplemental Cash Flow Information
Net cash paid for taxes was $12 million, $31 million and $33 million and cash paid for interest was $196 million, $292 million and $309 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(15) Stock-Based Compensation
Prior to May 2012, we granted share-based awards to employees and directors, including stock options, SARs, RSUs and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan”) was approved by stockholders. Under the 2012 Omnibus Incentive Plan, we were authorized to grant 16 million equity awards, plus a number of additional shares not to exceed 25 million underlying awards outstanding under the 2004 Omnibus Incentive Plan. In December 2018, the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”) was approved by stockholders. Under the 2018 Omnibus Incentive Plan, we are authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans. The 2004 Omnibus Incentive Plan together with the 2012 Omnibus Incentive Plan and the 2018 Omnibus Incentive Plan are referred to collectively as the “Omnibus Incentive Plans.”
We recorded stock-based compensation expense under the Omnibus Incentive Plans of $39 million, $26 million and $35 million, respectively, for the years ended December 31, 2020, 2019 and 2018. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
For purposes of determining the fair value of stock-based payment awards on the date of grant, we have historically used the Black-Scholes Model. However, no SARs or stock options were granted during 2020, 2019 and 2018 and therefore, the Black-Scholes Model was not used in those respective years. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.
During 2020, 2019 and 2018, we issued RSUs with average restriction periods of three years, with a fair value of $3.53, $3.36 and $3.58, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date.

26
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
During 2020, 2019 and 2018, we granted performance stock units (“PSUs”) with a fair value of $3.03, $4.61 and $3.58, respectively. The PSUs were granted at market price as of the approval date by our Board of Directors. PSUs may be earned over a three-year period based upon the achievement of certain performance goals.
The PSUs granted in 2020 have a three-year measurement period starting on January 1, 2020 going through December 31, 2022. The performance metrics are based on adjusted operating income of our U.S. Mortgage Insurance and Australia Mortgage Insurance segments and gross incremental annual premiums in our long-term care insurance business, defined as approved weighted-average premium rate increases multiplied by the annualized in-force
premiums. See note 18 for our definition of adjusted operating income.
The PSUs granted in 2019 have a three-year measurement period starting on January 1, 2019 going through December 31, 2021. The performance metric is based on consolidated adjusted operating income. The PSUs granted in 2018 have three separate and distinct performance measurement periods starting on January 1 going through December 31 for the years ended December 31, 2018, 2019 and 2020, respectively. The performance metric is based on a range of consolidated annual adjusted operating income.
For all PSU awards granted, the compensation committee of our Board of Directors determines and approves no later than March 15, following the end of the three-year performance period for each applicable performance period, the number of units earned and vested for each distinct performance period.
For the years ended December 31, 2020, 2019 and 2018, we recorded $18 million, $5 million and $7 million, respectively, of expense associated with our PSUs.
In 2020, 2019 and 2018, we granted cash awards with a fair value of $1.00. We have time-based cash awards, which vest over three years, with a third of the payout occurring per year as determined by the vesting period, beginning on the first anniversary of the grant date. We also have performance-based cash awards which vest and payout after three years.
The following table summarizes cash award activity as of December 31, 2020 and 2019:

(Number of awards, in millions)	Time-based cash awards	Performance-based cash awards
Balance as of January 1, 2019	24	17
Granted	16	—
Performance adjustment	—	1
Vested	(12)	(4)
Forfeited	(2)	(1)

Balance as of January 1, 2020	26	13
Granted	17	—
Performance adjustment	—	1
Vested	(11)	(5)
Forfeited	(2)	(2)

Balance as of December 31, 2020	30	7

26
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following table summarizes stock option activity as of December 31, 2020 and 2019:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2019	1,118	$11.77
Granted	—	$—
Exercised	(200)	$2.46
Expired and forfeited	(117)	$11.30

Balance as of January 1, 2020	801	$14.17
Granted	—	$—
Exercised	—	$—
Expired and forfeited	(800)	$14.17

Balance as of December 31, 2020	1	$12.75

Exercisable as of December 31, 2020	1	$12.75

The following table summarizes information about stock options outstanding as of December 31, 2020:

	Outstanding and exercisable
Exercise/Average price	Shares in thousands	Average life (1)
$12.75 (2)	1	0.11

	1

(1)	Average contractual life remaining in years.
(2)	Shares for both options outstanding and exercisable have no aggregate intrinsic value.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
The following tables summarize the status of our other equity-based awards as of December 31, 2020 and 2019:

	RSUs		PSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2019	2,356	$4.14	4,930	$3.30	1,266	$4.76	8,627	$3.42
Granted	1,737	$3.36	2,852	$4.61	265	$2.71	—	$—
Performance adjustment (1)	—	$—	495	$2.81	—	$—	—	$—
Exercised	(1,401)	$4.32	(3,100)	$2.81	(16)	$7.45	(50)	$1.28
Terminated	(17)	$7.38	(35)	$2.81	—	$—	(426)	$3.70

Balance as of January 1, 2020	2,675	$3.51	5,142	$4.28	1,515	$4.37	8,151	$3.41
Granted	1,683	$3.53	2,789	$3.03	237	$2.00	—	$—
Performance adjustment (1)	—	$—	443	$4.01	—	$—	—	$—
Exercised	(1,336)	$3.62	(1,994)	$4.01	(215)	$4.76	—	$—
Terminated	(488)	$3.47	(646)	$3.86	—	$—	(1,121)	$3.99

Balance as of December 31, 2020	2,534	$3.48	5,734	$3.79	1,537	$3.95	7,030	$3.32

(1)	The performance adjustment relates to additional awards expected to be earned through the achievement of certain performance metrics.
As of December 31, 2020 and 2019, total unrecognized stock-based compensation expense related to non-vested
awards not yet recognized was $15 million and $17 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately one year.
In 2020, there were no stock options exercised. In 2019, there was less than $1 million in cash received from stock options exercised. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $4 million and $5 million as of December 31, 2020 and 2019, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
Genworth Australia, our indirect subsidiary and a public company, grants stock options and other equity-based awards to its Australian employees. The following table summarizes the status of Genworth Australia’s restricted share rights and long-term incentive plan as of December 31, 2020 and 2019:

(Shares subject to option, in thousands)	Restricted share rights	Long - term incentive plan
Balance as of January 1, 2019	427	1,827
Granted	285	801
Exercised	(348)	(163)
Terminated	(29)	(576)

Balance as of January 1, 2020	335	1,889
Granted	153	535
Exercised	(322)	(178)
Terminated	(8)	(1,077)

Balance as of December 31, 2020	158	1,169

As of December 31, 2020 and 2019, none of the restricted share rights balances were vested. For the years ended December 31, 2020 and 2019, we recorded $1 million of stock-based compensation in each year. For the year ended December 31, 2018, we recorded less than $1 million of stock-based compensation. We also estimated total unrecognized expense of less than $1 million in each year for the years ended December 31, 2020, 2019 and 2018 related to these awards.
(16) Fair Value of Financial Instruments
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
Years Ended December 31, 2020, 2019 and 2018
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of December 31, 2020.
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
Years Ended December 31, 2020, 2019 and 2018
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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In
estimating
the fair value of fixed maturity securities,
approximatel
y 90% of our portfolio was priced using third-party pricing services as of December 31, 2020. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding
the
methodologies
, techniques and inputs used by the third-party pricing providers.

27
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
The
following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2020:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$4,805	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$3,104	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$1,559	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$32,367	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$9,604	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$1,895	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Commercial mortgage-backed	$2,954	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swap curves, TRACE reports
Other asset-backed	$ 3,236	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

27
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
•
Internal models:
A portion of our U.S. corporate and
non-U.S.
corporate
securities are valued using internal models. The fair value of these fixed maturity securities was $1,475 million and $702 million, respectively, as of December 31, 2020. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $730 million as of December 31, 2020.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,359 million as of December 31, 2020.

Equity securities.
The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of December 31, 2020, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Years Ended December 31, 2020, 2019 and 2018

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
Non-performance
risk is integrated into the discount rate used to value GMWB liabilities. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the GMWB liabilities. As of December 31, 2020 and 2019, the impact of non-performance
risk resulted in a lower fair value of our GMWB liabilities of $66 million and $62 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance
risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance
risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of December 31, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Fixed index annuity embedded derivatives
We have fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of December 31, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Indexed universal life embedded derivatives
We have indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of December 31, 2020, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

27
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,805	$—	$4,805	$—	$—
State and political subdivisions	3,170	—	3,104	66	—
Non-U.S. government	1,559	—	1,559	—	—
U.S. corporate:
Utilities	5,212	—	4,370	842	—
Energy	2,900	—	2,772	128	—
Finance and insurance	9,148	—	8,541	607	—
Consumer—non-cyclical	6,470	—	6,361	109	—
Technology and communications	3,827	—	3,780	47	—
Industrial	1,607	—	1,567	40	—
Capital goods	3,001	—	2,941	60	—
Consumer—cyclical	2,007	—	1,857	150	—
Transportation	1,502	—	1,432	70	—
Other	440	—	221	219	—
Total U.S. corporate	36,114	—	33,842	2,272	—
Non-U.S. corporate:
Utilities	983	—	631	352	—
Energy	1,398	—	1,153	245	—
Finance and insurance	2,820	—	2,515	305	—
Consumer—non-cyclical	824	—	757	67	—
Technology and communications	1,311	—	1,283	28	—
Industrial	1,129	—	1,034	95	—
Capital goods	616	—	438	178	—
Consumer—cyclical	396	—	250	146	—
Transportation	609	—	500	109	—
Other	1,828	—	1,745	83	—
Total non-U.S. corporate	11,914	—	10,306	1,608	—
Residential mortgage-backed	1,909	—	1,895	14	—
Commercial mortgage-backed	2,974	—	2,954	20	—
Other asset-backed	3,345	—	3,236	109	—
Total fixed maturity securities	65,790	—	61,701	4,089	—
Equity securities	476	276	149	51	—
Other invested assets:
Derivative assets:
Interest rate swaps	468	—	468	—	—
Foreign currency swaps	1	—	1	—	—
Equity index options	63	—	—	63	—
Other foreign currency contracts	55	—	55	—	—
Total derivative assets	587	—	524	63	—
Securities lending collateral	67	—	67	—	—
Short-term investments	159	25	134	—	—
Limited partnerships	835	—	—	—	835
Total other invested assets	1,648	25	725	63	835
Reinsurance recoverable (2)	26	—	—	26	—
Separate account assets	6,081	6,081	—	—	—
Total assets	$74,021	$6,382	$62,575	$4,229	$835

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

27
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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

27
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2020	Total realized and unrealized gains (losses)								Ending balance as of December 31, 2020	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$102	$3	$(11)	$—	$—	$—	$(1)	$—	$(27)	$66	$3	$(11)
Non-U.S. government	—	—	—	—	—	—	(1)	1	—	—	—	—
U.S. corporate:
Utilities	865	9	8	76	(13)	—	(56)	42	(89)	842	—	14
Energy	129	1	1	30	(21)	—	(21)	22	(13)	128	—	(3)
Finance and insurance	572	2	16	167	—	—	(41)	—	(109)	607	—	19
Consumer—non-cyclical	94	—	4	8	—	—	(22)	25	—	109	—	4
Technology and communications	50	—	3	82	—	—	(1)	13	(100)	47	—	5
Industrial	40	—	—	—	—	—	—	—	—	40	—	—
Capital goods	102	—	—	—	—	—	(8)	11	(45)	60	—	1
Consumer—cyclical	173	3	4	15	—	—	(36)	47	(56)	150	—	6
Transportation	78	—	(1)	—	—	—	(4)	27	(30)	70	—	2
Other	136	—	2	25	—	—	(7)	87	(24)	219	—	2

Total U.S. corporate	2,239	15	37	403	(34)	—	(196)	274	(466)	2,272	—	50

Non-U.S. corporate:
Utilities	374	—	10	13	—	—	—	28	(73)	352	—	9
Energy	247	—	(5)	7	—	—	(28)	24	—	245	—	(5)
Finance and insurance	234	4	17	15	—	—	(10)	77	(32)	305	4	17
Consumer—non-cyclical	59	—	3	20	—	—	—	1	(16)	67	—	2
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	1
Industrial	104	—	4	—	—	—	(5)	—	(8)	95	—	3
Capital goods	161	1	1	20	—	—	(39)	34	—	178	—	1
Consumer—cyclical	147	—	3	21	—	—	(26)	32	(31)	146	—	2
Transportation	191	—	1	7	—	—	(10)	22	(102)	109	—	4
Other	140	9	(1)	6	—	—	(72)	1	—	83	—	2

Total non-U.S. corporate	1,685	14	33	109	—	—	(190)	219	(262)	1,608	4	36

Residential mortgage-backed	27	—	(1)	—	—	—	(1)	4	(15)	14	—	—
Commercial mortgage-backed	6	—	1	—	—	—	—	20	(7)	20	—	1
Other asset-backed	132	—	1	130	—	—	(35)	10	(129)	109	—	—

Total fixed maturity securities	4,191	32	60	642	(34)	—	(424)	528	(906)	4,089	7	76

Equity securities	51	—	—	6	(7)	—	—	1	—	51	—	—

Other invested assets:
Derivative assets:
Equity index options	81	4	—	59	—	—	(81)	—	—	63	5	—

Total derivative assets	81	4	—	59	—	—	(81)	—	—	63	5	—

Total other invested assets	81	4	—	59	—	—	(81)	—	—	63	5	—

Reinsurance recoverable (2)	20	4	—	—	—	2	—	—	—	26	4	—

Total Level 3 assets	$4,343	$40	$60	$707	$(41)	$2	$(505)	$529	$(906)	$4,229	$16	$76

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
Years Ended December 31, 2020, 2019 and 2018

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

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(Amounts in millions)	Beginning balance as of January 1, 2018	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2018	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$(1)	$—	$—	$—	$—
State and political subdivisions	37	3	4	—	—	—	—	18	(11)	51	3
U.S. corporate:
Utilities	574	(1)	(40)	111	(12)	—	(6)	55	(38)	643	—
Energy	147	—	(7)	22	—	—	(34)	—	(7)	121	—
Finance and insurance	626	—	(77)	84	—	—	(122)	49	(26)	534	1
Consumer—non-cyclical	81	—	(3)	—	—	—	(5)	—	—	73	—
Technology and communications	73	—	(6)	20	—	—	(60)	31	(8)	50	—
Industrial	39	—	—	—	—	—	—	—	—	39	—
Capital goods	121	—	(10)	33	—	—	(45)	—	(7)	92	—
Consumer—cyclical	262	—	(12)	17	(5)	—	(19)	—	(32)	211	—
Transportation	60	—	(2)	3	—	—	(4)	—	—	57	—
Other	169	—	(3)	—	(10)	—	(8)	30	—	178	—

Total U.S. corporate	2,152	(1)	(160)	290	(27)	—	(303)	165	(118)	1,998	1

Non-U.S. corporate:
Utilities	343	—	(19)	52	—	—	(20)	69	(21)	404	—
Energy	176	—	(9)	53	—	—	(29)	26	—	217	—
Finance and insurance	161	4	(13)	6	—	—	(2)	16	(1)	171	4
Consumer—non-cyclical	124	—	(5)	—	—	—	(20)	7	—	106	—
Technology and communications	29	—	—	10	—	—	(13)	—	—	26	—
Industrial	116	—	(5)	3	—	—	(10)	—	(43)	61	—
Capital goods	191	1	(8)	15	—	—	(26)	—	—	173	1
Consumer—cyclical	54	—	(5)	30	(1)	—	(3)	48	(1)	122	—
Transportation	170	(2)	(9)	45	(18)	—	—	18	(33)	171	—
Other	52	—	(4)	33	—	—	—	—	—	81	—

Total non-U.S. corporate	1,416	3	(77)	247	(19)	—	(123)	184	(99)	1,532	5

Residential mortgage-backed	77	—	—	37	—	—	(1)	14	(92)	35	—
Commercial mortgage-backed	30	—	(4)	70	—	—	—	31	(32)	95	—
Other asset-backed	227	—	(3)	114	(16)	—	(93)	54	(129)	154	—

Total fixed maturity securities	3,940	5	(240)	758	(62)	—	(521)	466	(481)	3,865	9

Equity securities	44	—	—	18	(4)	—	—	—	—	58	—

Other invested assets:
Derivative assets:
Equity index options	80	(34)	—	74	—	—	(81)	—	—	39	(26)

Total derivative assets	80	(34)	—	74	—	—	(81)	—	—	39	(26)

Total other invested assets	80	(34)	—	74	—	—	(81)	—	—	39	(26)

Reinsurance recoverable (2)	14	5	—	—	—	1	—	—	—	20	5

Total Level 3 assets	$4,078	$(24)	$(240)	$850	$(66)	$1	$(602)	$466	$(481)	$3,982	$(12)

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

28
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Total realized and unrealized gains (losses) included in net income:
Net investment income	$32	$10	$8
Net investment gains (losses)	8	41	(32)

Total	$40	$51	$(24)

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$7	$6	$9
Net investment gains (losses)	9	17	(21)

Total	$16	$23	$(12)

The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

28
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2020:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:

Utilities	Internal models	$792	Credit spreads	66 bps – 219 bps	148 bps
Energy	Internal models	6	Credit spreads	73 bps	Not applicable
Finance and insurance	Internal models	593	Credit spreads	56 bps – 222bps	137 bps
Consumer—non-cyclical	Internal models	109	Credit spreads	66 bps – 266bps	143 bps
Technology and communications	Internal models	47	Credit spreads	104 bps – 221 bps	181 bps
Industrial	Internal models	40	Credit spreads	112 bps – 237bps	155 bps
Capital goods	Internal models	60	Credit spreads	76 bps – 208bps	143 bps
Consumer—cyclical	Internal models	141	Credit spreads	104 bps – 183bps	147 bps
Transportation	Internal models	58	Credit spreads	58 bps – 150bps	106 bps
Other	Internal models	204	Credit spreads	79 bps – 208bps	113 bps
Total U.S. corporate	Internal models	$2,050	Credit spreads	56 bps – 266bps	140 bps
Non-U.S. corporate:
Utilities	Internal models	$351	Credit spreads	68 bps – 219bps	125 bps
Energy	Internal models	90	Credit spreads	76 bps – 187bps	121 bps
Finance and insurance	Internal models	191	Credit spreads	89 bps – 144bps	107 bps
Consumer—non-cyclical	Internal models	65	Credit spreads	80 bps – 137bps	106 bps
Technology and communications	Internal models	28	Credit spreads	76 bps – 161bps	129 bps
Industrial	Internal models	95	Credit spreads	73 bps – 187bps	125 bps
Capital goods	Internal models	148	Credit spreads	80 bps – 186bps	128 bps
Consumer—cyclical	Internal models	45	Credit spreads	115 bps – 187bps	142 bps
Transportation	Internal models	92	Credit spreads	66 bps – 187bps	102 bps
Other	Internal models	83	Credit spreads	93 bps – 525bps	145 bps
Total non-U.S. corporate	Internal models	$1,188	Credit spreads	66 bps – 525bps	122 bps
Derivative assets:
Equity index options	Discounted cash flows	$63	Equity index volatility	6% – 53%	29%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
Certain classes of instruments classified as Level 3 are excluded above as a result of not
being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$—	$—	$379
Fixed index annuity embedded derivatives	399	—	—	399
Indexed universal life embedded derivatives	26	—	—	26

Total policyholder account balances	804	—	—	804

Derivative liabilities:
Interest rate swaps	23	—	23	—
Foreign currency swaps	2	—	2	—
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	26	—	26	—

Total liabilities	$830	$—	$26	$804

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	2019
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$—	$—	$323
Fixed index annuity embedded derivatives	452	—	—	452
Indexed universal life embedded derivatives	19	—	—	19

Total policyholder account balances	794	—	—	794

Derivative liabilities:
Interest rate swaps	10	—	10	—
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	11	—	11	—

Total liabilities	$805	$—	$11	$794

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2020	Total realized and unrealized (gains) losses								Ending balance as of December 31, 2020	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$32	$—	$—	$—	$24	$—	$—	$—	$379	$38	$—
Fixed index annuity embedded derivatives	452	51	—	—	—	—	(104)	—	—	399	51	—
Indexed universal life embedded derivatives	19	(17)	—	—	—	24	—	—	—	26	(17)	—

Total policyholder account balances	794	66	—	—	—	48	(104)	—	—	804	72	—

Total Level 3 liabilities	$794	$66	$—	$—	$—	$48	$(104)	$—	$—	$804	$72	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2019	Total realized and unrealized (gains) losses								Ending balance as of December 31, 2019	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$(39)	$—	$—	$—	$25	$—	$—	$—	$323	$(34)
Fixed index annuity embedded derivatives	389	90	—	—	—	—	(27)	—	—	452	90
Indexed universal life embedded derivatives	12	(4)	—	—	—	11	—	—	—	19	(4)

Total policyholder account balances	738	47	—	—	—	36	(27)	—	—	794	52

Total Level 3 liabilities	$738	$47	$—	$—	$—	$36	$(27)	$—	$—	$794	$52

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

28
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

	Beginning balance as of January 1, 2018	Total realized and unrealized (gains) losses								Ending balance as of December 31, 2018	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$250	$59	$—	$—	$—	$28	$—	$—	$—	$337	$61
Fixed index annuity embedded derivatives	419	(15)	—	—	—	—	—	—	(15)	389	(15)
Indexed universal life embedded derivatives	14	(13)	—	—	—	11	—	—	—	12	(13)

Total policyholder account balances	683	31	—	—	—	39	—	—	(15)	738	33

Total Level 3 liabilities	$683	$31	$—	$—	$—	$39	$—	$—	$(15)	$738	$33

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—
Net investment (gains) losses	66	47	31

Total	$66	$47	$31

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	72	52	33

Total	$72	$52	$33

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
Years Ended December 31, 2020, 2019 and 2018

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
inputs used for certain liability
fair
value
measurements that are based on internal models and classified as Level 3 as of December 31, 2020:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average (1)
Policyholder account balances:
			Withdrawal utilization rate	56% – 88%	74%
			Lapse rate	2% – 9%	4%
			Non-performance risk (credit spreads)	10bps – 83bps	65bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$379	Equity index volatility	19% – 27%	23%
Fixed index annuity embedded derivatives	Option budget method	$399	Expected future interest credited	—% – 3%	1%
Indexed universal life embedded derivatives	Option budget method	$26	Expected future interest credited	3% – 10%	5%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
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
Years Ended December 31, 2020, 2019 and 2018

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

	2020
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$6,743	$7,145	$—	$—	$7,145
Other invested assets	(1)	368	378	—	24	354
Liabilities:
Long-term borrowings (2)	(1)	3,548	3,240	—	3,090	150
Investment contracts	(1)	10,276	11,353	—	—	11,353
Other firm commitments:
Commitments to fund limited partnerships	1,090	—	—	—	—	—
Commitments to fund bank loan investments	32	—	—	—	—	—
Ordinary course of business lending commitments	117	—	—	—	—	—

	2019
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$6,963	$7,239	$—	$—	$7,239
Other invested assets	(1)	432	432	—	49	383
Liabilities:
Long-term borrowings (2)	(1)	3,277	3,093	—	2,951	142
Non-recourse funding obligations (2)	(1)	311	207	—	—	207
Investment contracts	(1)	11,466	12,086	—	—	12,086
Other firm commitments:
Commitments to fund limited partnerships	976	—	—	—	—	—
Commitments to fund bank loan investments	52	—	—	—	—	—
Ordinary course of business lending commitments	69	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 12 for additional information related to borrowings.
(17) Insurance Subsidiary Financial Information and Regulatory Matters
Dividends
Our insurance subsidiaries are subject to oversight by applicable insurance laws and regulations as to the amount of dividends they may pay to their parent in any year, the purpose of which is to protect affected insurance policyholders or contractholders, not stockholders. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2020, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $190 million to us in 2021. While the approximately $190 million is considered unrestricted, our insurance subsidiaries may not pay dividends to us in 2021 at this level if they need to preserve

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

capital for regulatory purposes, including as the result of
COVID-19,
and retain capital for future growth or to meet capital requirements. In addition, the receipt of dividends and sale proceeds above certain thresholds from our mortgage insurance businesses, including the applicable insurance subsidiaries, are also subject to mandatory prepayment conditions under the settlement agreement with AXA. See note 23 for additional details on the terms of the settlement with AXA.
Dividends received from our domestic insurance subsidiaries is highly dependent on the performance of our U.S. mortgage insurance subsidiaries and their ability to pay dividends to us as anticipated. Given the performance of our U.S. life insurance subsidiaries, dividends will not be paid by these subsidiaries for the foreseeable future.
Our domestic insurance subsidiaries paid dividends during 2020, 2019 and 2018 (none of which were deemed “extraordinary”) of $437 million, $250 million and $60 million, respectively. During 2020, our U.S. mortgage insurance subsidiaries paid $437 million dividends from net proceeds received from GMHI’s issuance of its 2025 Senior Notes. Our Australian mortgage insurance subsidiaries paid dividends of $21 million, $212 million and $129 million during 2020, 2019 and 2018, respectively. The reduced dividends in 2020 were predominantly in response to
COVID-19.
Given the uncertainty around the length of recovery from the pandemic, its potential impact on capital levels and in response to APRA’s requirements to preserve capital, dividends were deferred for the majority of 2020.
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
Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by individual state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”), River Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”) and River Lake Insurance Company X (“River Lake X”), together with River Lake VI, River Lake VII, River Lake VIII and River Lake X, the “SPFCs.” The permitted practices of the SPFCs were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators and without those permitted accounting practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted accounting practices will remain in effect for so long as we maintain the SPFCs. The material permitted accounting practices for the SPFCs were as follows:

•
In 2020 and 2019, River Lake VI had a permitted accounting practice from the State of Delaware to carry its excess of loss reinsurance agreement with The Canada Life Assurance Company for its universal life insurance business assumed from GLAIC as an admitted asset. In 2020 and 2019 River Lake VI also had a permitted accounting practice from the State of Delaware to carry its term life insurance reserves on a basis similar to U.S. GAAP, including an extension of this permitted accounting practice to include additional term life insurance policies assumed from GLAIC in 2019.

•
In 2020 and 2019, River Lake VII, River Lake VIII and River Lake X each had a permitted accounting practice from the State of Vermont to carry their reserves on a basis similar to U.S. GAAP. In addition, in 2019, River Lake Insurance Company IX (“River Lake IX”) also had a permitted accounting

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

practice from the State of Vermont to carry its reserves on a basis similar to U.S. GAAP. However, as of December 31, 2019, there were no remaining reserves in River Lake IX as discussed below.
In 2020, Genworth Life Insurance Company of New York (“GLICNY”) and Genworth Life and Annuity Insurance Company (“GLAIC”) were also granted the following permitted practices:

•
GLICNY was granted a permitted accounting practice from the New York State Department of Financial Services (“NYDFS”) whereby GLICNY is exempt from the requirements of principle-based reserves (“PBR”) as prescribed in the NAIC Valuation Manual under New York Regulation. The permitted practice is limited to term life insurance conversion policies issued in 2020 where existing policyholders exercised their contract options prior to the enactment of PBR requirements.

•
GLAIC was granted a permitted accounting practice from the Commonwealth of Virginia State Corporation Commission Bureau of Insurance whereby GLAIC is exempt from the requirements of PBR as prescribed in the NAIC Valuation Manual. The permitted practice is limited to ordinary life insurance business issued in 2020 on revised contracts where existing policyholders exercised their contract options prior to the enactment of PBR requirements.

The impact of these permitted accounting practices
 of the SPFCs

on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was zero as of December 31, 2020 and 2019.

The impact of these permitted accounting practices of GLICNY and GLAIC on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was not significant as of December 31, 2020.
If these permitted accounting practices had not been used, no regulatory event would have been triggered.
The tables below include the combined statutory net income and statutory capital and surplus for our U.S. domiciled insurance subsidiaries for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2020	2019	2018
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$197	$740	$(895)
Mortgage insurance subsidiaries	404	847	697

Combined statutory net income (loss), excluding captive reinsurance subsidiaries	601	1,587	(198)
Captive life insurance subsidiaries	9	(350)	1,520

Combined statutory net income	$610	$1,237	$1,322

	As of December 31,
(Amounts in millions)	2020	2019
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$2,131	$2,188
Mortgage insurance subsidiaries	4,073	3,664

Combined statutory capital and surplus	$6,204	$5,852

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies.

29
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

These reserves are, in turn, secured by excess of loss reinsurance treaties with third parties or, in the case of Rivermont I previously, funded through the issuance of non-recourse
funding obligations to third parties. Additionally, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income (loss) are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $106 million and $447 million as of December 31, 2020 and 2019, respectively.
In December 2019, GLAIC, one of our U.S. domiciled life insurance companies, recaptured its term life insurance business previously ceded to River Lake IX and its universal life insurance business previously ceded to Rivermont I. GLAIC then immediately ceded that recaptured business to River Lake VI. Prior to the GLAIC recapture, River Lake IX also recaptured all external reinsurance with third parties and terminated those agreements. As a result, there was no remaining reinsurance (assumed or ceded) in River Lake IX or Rivermont I as of December 31, 2019. River Lake IX also returned capital of $20 million to GLAIC in December 2019. In 2020, River Lake IX was dissolved and is no longer included as a SPFC. Additionally, the capital and surplus (excluding non-recourse
funding obligations) in Rivermont I was positive and, therefore, GLAIC recorded an investment in Rivermont I as of December 31, 2019. In January 2020, Rivermont I redeemed all of its outstanding non-recourse
funding obligations and returned contributed surplus of $198 million to GLAIC in February 2020.
The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2020 and 2019, each of our life insurance subsidiaries exceeded the minimum required RBC levels in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 229% and 213% as of December 31, 2020 and 2019, respectively.
During 2020, 2019 and 2018, we established $232 million, $54 million and $120 million, respectively, of additional statutory reserves resulting from updates to our universal and term universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries.
As a part of our cash flow testing process for our life insurance subsidiaries, we consider incremental benefits from expected future in-force
rate actions in our long-term care insurance products that would help mitigate the impact of deteriorating experience. The NYDFS, which regulates GLICNY, annually informs the industry that it does not permit in-force
rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved. However, the NYDFS has allowed GLICNY to incorporate recently filed in-force
rate actions in its asset adequacy analysis prior to approval in the past. Moreover, the NYDFS has consistently granted approval for GLICNY to spread asset adequacy analysis reserve deficiencies related to its long-term care insurance business over future years. The NYDFS also requires specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. In addition, we have historically used nationwide experience for setting assumptions in our long-term care insurance products in cash flow testing for all of our legal entities, including GLICNY.
However, we have been monitoring emerging experience with our New York policyholders, which experience has been adverse as compared to our nationwide experience. With the benefit of additional data and

29
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

analysis, and based on discussions with the NYDFS, we are using assumptions that reflect New York specific experience in GLICNY’s asset adequacy analysis in 2020. After discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY also incorporated in its 2020 assets adequacy analysis assumptions for future in-force
rate actions for long-term care insurance products to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2020 asset adequacy analysis produced a negative margin. To address this negative margin, GLICNY recorded an incremental
$100
million of additional statutory reserves for long-term care insurance in 2020. During 2020, GLICNY also reallocated
$66
million of asset adequacy deficiency reserves from long-term care insurance to asset adequacy deficiency reserves of $35 million to variable annuities and formulaic statutory reserves of $31 million for structured settlements. As a result of the 2020 activity, the aggregate amount of statutory reserves established by GLICNY for asset adequacy deficits increased to
$539
million as of December 31, 2020. Of this amount, $504 million related to long-term care insurance and $35 million related to variable annuities.
In 2019, after discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY incorporated in its 2019 asset adequacy analysis recently filed in-force
rate actions for newer long-term care insurance products to offset emerging adverse experience for those products. As a result, GLICNY’s 2019 asset adequacy analysis would have produced a very modest positive margin at the end of 2019. However, there is an actuarial opinion requirement to address events subsequent to year end through the signing of the actuarial opinion. Given the decrease in the Treasury yield curve rate across all maturities from December 31, 2019 through February 13, 2020, the date that GLICNY’s actuarial opinion was signed, GLICNY’s asset adequacy testing resulted in a deficit of $16 million. GLICNY did not spread the deficit over future years. The incremental $16 million of additional statutory reserves established in 2019, when combined with the $454 million of previously established asset adequacy deficiency reserves as of December 31, 2018, increased the aggregate amount of additional actuarial statutory reserves established by GLICNY for asset adequacy deficits to $470 million as of December 31, 2019.
For regulatory purposes, our U.S. mortgage insurers are required to establish a special statutory contingency reserve. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums, as defined by state insurance laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years. However, approval by the North Carolina Department of Insurance (“NCDOI”) is required for contingency reserve releases when loss ratios exceed 35%. The statutory contingency reserve for our U.S. mortgage insurers was approximately $2.5 billion and $2.0 billion, respectively, as of December 31, 2020 and 2019 and was included in the table above containing combined statutory capital and surplus balances.
Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital
ratio not to exceed 25:1. Fifteen other states maintain similar risk-to-capital
requirements. As of December 31, 2020 and 2019, Genworth Mortgage Insurance Corporation’s (“GMICO”)
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 12.3:1 and 12.5:1, respectively.
Private mortgage insurers must meet the operational and financial requirements under PMIERs as set forth by the GSEs in order to remain eligible to insure loans that are purchased by the GSEs. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report evidencing its compliance with PMIERs.

29
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
On June 29, 2020, the GSEs issued guidance amending PMIERs in light of
COVID-19
(the “PMIERs Amendment”), which included both temporary and permanent amendments to PMIERs and became effective on June 30, 2020. In September 2020, the GSEs issued an amended and restated version of the PMIERs Amendment that was effective retroactively on June 30, 2020 and included new reporting requirements that became effective on December 31, 2020.
The GSEs issued another revised and restated version in December 2020 that extended certain defined periods within the PMIERs Amendment. For loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan will be the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a
0.30
multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the

0.30 multiplier
will be applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs Amendment also imposes temporary capital preservation provisions through June 30, 2021 that require an approved insurer to obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer has a surplus of available assets. Lastly, the PMIERs Amendment imposes permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Areas eligible for individual assistance.
In September 2020, the GSEs imposed certain restrictions (“GSE Restrictions”) with respect to capital on our U.S. mortgage insurance business. These restrictions will remain in effect until the later of six quarters or until the following collective (“GSE Conditions”) are met: a) approval of GMICO’s plan to secure additional capital, if needed, b) GMICO obtains “BBB+”/“Baa1” (or higher) rating from Standard & Poor’s Financial Services, LLC, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. for two consecutive quarters and c) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

•	GMICO to maintain 115% of PMIERs M inimum R equired A ssets through 2021, 120% during 2022 and 125% thereafter;

•	GMHI to retain $300 million of its holding company cash that can be drawn down exclusively for its debt service or to contribute to GMICO to meet its regulatory capital needs including PMIERs; and

•	written approval must be received from the GSEs before any additional debt issuance by either GMICO or GMHI.
We have met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2020 and 2019, our U.S. mortgage insurance business had estimated available assets of $4,588 million and $3,811 million, respectively, against $3,359 million and $2,754 million, respectively, net required assets under PMIERs. The estimated sufficiency as of December 31, 2020 and 2019 was $1,229 million and $1,057 million, respectively, or 137% and 138%, respectively, above the published PMIERs requirements. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions recently imposed on our U.S. mortgage insurance business. Our PMIERs required assets as of December 31,

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
2020 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The application of the 0.30 multiplier to all eligible delinquencies provided $1,046 million of benefit to our December 31, 2020 PMIERs required assets. Our credit risk transfer transactions
provided an estimated aggregate of $936 million of PMIERs capital credit as of December 31, 2020.
International insurance subsidiaries—statutory financial information
Our international insurance subsidiaries also prepare financial statements in accordance with local regulatory requirements. Our international insurance subsidiaries have accounting practices under local regulatory requirements that differ from U.S. GAAP, such as the application of accounting changes resulting from premium earnings pattern and liability adequacy reviews. As of December 31, 2020 and 2019, combined local statutory capital and surplus of our international insurance subsidiaries was $1.3 billion and $1.2 billion, respectively. Combined local statutory net income included in continuing operations for our international insurance subsidiaries was $108 million, $87 million and $57 million for the years ended December 31, 2020, 2019 and 2018, respectively. The regulatory authorities in these international jurisdictions generally establish supervisory solvency requirements. Our international insurance subsidiaries had combined surplus levels that exceeded local solvency requirements by $272 million and $384 million as of December 31, 2020 and 2019, respectively.
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
Guarantees of obligations
In addition to the commitments discussed in note 20, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees was $4 million and $5 million as of December 31, 2020 and 2019, respectively.
Genworth Holdings provides capital support of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to fund claims to support its mortgage insurance business in Mexico. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.
Genworth Holdings also provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this
United Kingdom subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid

claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2020, the risk in-force
of active policies was approximately $1.3 billion.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(18) Segment Information
(a) Operating Segment Information
We have the following four operating business segments: U.S. Mortgage Insurance; Australia Mortgage Insurance; U.S. Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of products which have not been actively sold since 2011). In addition to our four operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations.
We tax our international businesses at their local jurisdictional tax rates and our domestic businesses at the U.S. corporate federal income tax rate of
21
%. Our segment tax methodology applies the respective jurisdictional or domestic tax rate to the pre-tax
income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign withholding taxes and permanent differences between U.S. GAAP and local tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) assume a 21% tax rate for our domestic segments and a 30% tax rate for our Australia Mortgage Insurance segment and are net of the portion attributable to noncontrolling interests. In 2018, we assumed a flat 21% tax rate on adjustments for all of our segments. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.
In 2020, we recorded a goodwill impairment of $3 million, net of the portion attributable to noncontrolling interests, in our Australia mortgage insurance business.
During 2020, we repurchased $
84
 million principal amount of Genworth Holdings’ senior notes with
2021
maturity dates for a
pre-tax
gain of $
4
 million. In January 2020, we paid a
pre-tax
make-whole expense of $
9
 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in
June 2020
and Rivermont I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $
315
 million outstanding
non-recourse
funding obligations originally due in
2050
resulting in a
pre-tax
loss of $
4
 million from the
write-off
of deferred borrowing costs. These transactions were excluded from adjusted operating income (loss) as they relate to gains (losses) on the early extinguishment of debt.
In 2020, 2019 and 2018, we recorded a
pre-tax
expense of $
3
 million, $
4
 million and $
2
 million, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses.
There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented other than fees incurred in 2018 related to Genworth Holdings’ bond consent solicitation of $6 million for broker, advisor and investment banking fees.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

2020	U.S. Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$971	$274	$2,858	$—	$7	$4,110
Net investment income	133	32	2,878	210	7	3,260
Net investment gains (losses)	(4)	66	517	(26)	5	558
Policy fees and other income	6	1	595	130	(2)	730

Total revenues	1,106	373	6,848	314	17	8,658

Benefits and other changes in policy reserves	381	177	4,781	48	4	5,391
Interest credited	—	—	383	166	—	549
Acquisition and operating expenses, net of deferrals	206	74	620	48	40	988
Amortization of deferred acquisition costs and intangibles	21	29	418	23	1	492
Goodwill impairment	—	5	—	—	—	5
Interest expense	18	7	5	—	172	202

Total benefits and expenses	626	292	6,207	285	217	7,627

Income (loss) from continuing operations before income taxes	480	81	641	29	(200)	1,031
Provision (benefit) for income taxes	102	24	163	4	(23)	270

Income (loss) from continuing operations	378	57	478	25	(177)	761
Loss from discontinued operations, net of taxes	—	—	—	—	(549)	(549)

Net income (loss)	378	57	478	25	(726)	212
Less: net income from continuing operations attributable to noncontrolling interests	—	34	—	—	—	34

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$378	$23	$478	$25	$(726)	$178

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$378	$23	$478	$25	$(177)	$727
Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	—	(549)	(549)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$378	$23	$478	$25	$(726)	$178

Total assets	$5,627	$2,884	$84,671	$9,735	$2,830	$105,747

29
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

2019	U.S. Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$856	$312	$2,861	$—	$8	$4,037
Net investment income	117	55	2,852	187	9	3,220
Net investment gains (losses)	1	23	82	(25)	(31)	50
Policy fees and other income	4	—	643	140	2	789

Total revenues	978	390	6,438	302	(12)	8,096

Benefits and other changes in policy reserves	50	104	4,979	27	3	5,163
Interest credited	—	—	419	158	—	577
Acquisition and operating expenses, net of deferrals	191	69	604	52	46	962
Amortization of deferred acquisition costs and intangibles	15	33	372	18	3	441
Interest expense	—	8	17	—	214	239

Total benefits and expenses	256	214	6,391	255	266	7,382

Income (loss) from continuing operations before income taxes	722	176	47	47	(278)	714
Provision (benefit) for income taxes	153	53	34	8	(53)	195

Income (loss) from continuing operations	569	123	13	39	(225)	519
Income from discontinued operations, net of taxes	—	—	—	—	11	11

Net income (loss)	569	123	13	39	(214)	530
Less: net income from continuing operations attributable to noncontrolling interests	—	64	—	—	—	64
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	123	123

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$569	$59	$13	$39	$(337)	$343

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$569	$59	$13	$39	$(225)	$455
Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	—	(112)	(112)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$569	$59	$13	$39	$(337)	$343

Total assets	$4,504	$2,406	$81,640	$9,953	$2,839	$101,342

29
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
(b) Revenues of Major Product Groups
The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Revenues:
U.S. Mortgage Insurance segment	$1,106	$978	$841
Australia Mortgage Insurance segment	373	390	427
U.S. Life Insurance segment:
Long-term care insurance	4,960	4,385	4,197
Life insurance	1,357	1,444	1,430
Fixed annuities	531	609	691

U.S. Life Insurance segment	6,848	6,438	6,318

Runoff segment	314	302	294
Corporate and Other activities	17	(12)	21

Total revenues	$8,658	$8,096	$7,901

(c) Reconciliations
The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Net income available to Genworth Financial, Inc.’s common stockholders	$178	$343	$119
Add: net income from continuing operations attributable to noncontrolling interests	34	64	70
Add: net income from discontinued operations attributable to noncontrolling interests	—	123	108

Net income	212	530	297
Less: income (loss) from discontinued operations, net of taxes	(549)	11	230

Income from continuing operations	761	519	67
Less: net income from continuing operations attributable to noncontrolling interests	34	64	70

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	727	455	(3)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(538)	(50)	(10)
Goodwill impairment, net (2)	3	—	—
(Gains) losses on early extinguishment of debt	9	—	—
Expenses related to restructuring	3	4	2
Fees associated with bond consent solicitation	—	—	6
Taxes on adjustments	113	11	—

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$317	$420	$(5)

(1)
For the years ended December 31, 2020, 2019 and 2018, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(11) million, $(11) million and $(12) million, respectively, and adjusted for net investment gains (losses) attributable to noncontrolling interests of $31 million, $11 million and $(7) million, respectively.

(2)	For the year ended December 31, 2020, goodwill impairment was adjusted for the portion attributable to noncontrolling interests of $2 million.

30
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(Amounts in millions)	2020	2019	2018
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$381	$568	$490
Australia Mortgage Insurance segment	1	51	76
U.S. Life Insurance segment:
Long-term care insurance	237	57	(348)
Life insurance	(247)	(181)	(107)
Fixed annuities	78	69	79

U.S. Life Insurance segment	68	(55)	(376)

Runoff segment	43	56	35
Corporate and Other activities	(176)	(200)	(230)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$317	$420	$(5)

(d) Geographic Segment Information
We conduct our operations in the following geographic regions: (1) United States (2) Australia and (3) Other Countries.

30
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
The following is a summary of geographic region activity as of or for the years ended December 31:

2020
(Amounts in millions)	United States	Australia	Other Countries	Total International	Total
Total revenues	$8,276	$373	$9	$382	$8,658

Income (loss) from continuing operations	$706	$57	$(2)	$55	$761

Net income (loss)	$157	$57	$(2)	$55	$212

Total assets	$102,804	$2,884	$59	$2,943	$105,747

2019
(Amounts in millions)	United States	Australia	Other Countries	Total International	Total
Total revenues	$7,701	$390	$5	$395	$8,096

Income (loss) from continuing operations	$398	$123	$(2)	$121	$519

Net income	$398	$123	$9	$132	$530

Total assets	$98,881	$2,406	$55	$2,461	$101,342

2018
(Amounts in millions)	United States	Australia	Other Countries	Total International	Total
Total revenues	$7,469	$427	$5	$432	$7,901

Income (loss) from continuing operations	$(69)	$140	$(4)	$136	$67

Net income (loss)	$(69)	$140	$226	$366	$297

30
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(19) Quarterly Results of Operations (unaudited)
Our unaudited quarterly results of operations for the year ended December 31, 2020 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenues (1)	$1,837	$2,138	$2,420	$2,263

Total benefits and expenses (2)	$1,919	$1,990	$1,835	$1,883

Income (loss) from continuing operations (1), (2), (3)	$(72)	$102	$435	$296

Income (loss) from discontinued operations, net of taxes (4)	$—	$(520)	$1	$(30)

Net income (loss) (1), (2), (3), (4)	$(72)	$(418)	$436	$266

Net income (loss) from continuing operations attributable to noncontrolling interests	$(6)	$23	$18	$(1)

Net income from discontinued operations attributable to noncontrolling interests	$—	$—	$—	$—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(66)	$(441)	$418	$267

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(66)	$79	$417	$297
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	(520)	1	(30)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(66)	$(441)	$418	$267

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.13)	$0.16	$0.83	$0.59

Diluted	$(0.13)	$0.15	$0.82	$0.58

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.13)	$(0.87)	$0.83	$0.53

Diluted	$(0.13)	$(0.86)	$0.82	$0.52

Weighted-average common shares outstanding:
Basic	504.3	505.4	505.6	505.6
Diluted (5)	504.3	512.5	511.5	512.5

(1)
In the fourth quarter of 2020, we recorded lower net investment gains as compared to the third quarter of 2020. The higher net investment gains recorded in the third quarter of 2020 related to the sale of available-for-sale
fixed maturity securities of $330 million driven primarily from the sale of U.S. government securities due to portfolio rebalancing and asset exposure management as a result of the prolonged low interest rate environment. This decrease to total revenues was partially offset by higher net investment income recorded in the fourth quarter of 2020 largely driven by bond calls and mortgage loan repayments of $40 million and limited partnerships of $38 million.

30
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(2)
Given our assumption that
COVID-19
has temporarily decreased the number of new claims submitted, our long-term care insurance business strengthened IBNR reserves in the fourth quarter of 2020 by $47 million. Additionally, our long-term care insurance business recorded a $91 million increase to claim reserves reflecting our assumption that
COVID-19
accelerated mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. Our U.S. mortgage insurance business recorded an unfavorable reserve adjustment of $37 million primarily due to slowing cure emergence patterns impacting the frequency of claim. Our Australia mortgage insurance business strengthened its loss reserves by $88 million, including its IBNR reserves, due to a refinement in methodology to more closely
align with historical delinquency behavior

and
for loans in payment deferral programs
.
Our life insurance business completed its annual review of assumptions in the fourth quarter of 2020
. This review resulted in lower total benefits and expenses of $82 million from a net favorable unlocking in our term universal and universal life insurance products largely attributable to a model refinement in our term universal life insurance product related to persistency and grace period timing and lower projected cost of insurance assessments on our universal life insurance products. In addition, we recorded a DAC impairment of $63 million in our universal life insurance products due principally to lower future estimated gross profits.

(3)
In the fourth quarter of 2020
, our long-term care insurance business strengthened its reserves by $109 million after-tax.
Our U.S. mortgage insurance and Australia mortgage insurance businesses strengthened their loss reserves by $29 million and $62 million, respectively, after-tax.
Our life insurance business recorded a $60 million net favorable unlocking, net of taxes, related to its annual review of assumptions. This favorable unlocking in our life insurance business was partially offset by a DAC impairment of $50 million, net of taxes, as a result of recoverability testing. For all of the aforementioned transactions, see above under superscript (2)
 for additional details.

(4)
In the fourth quarter of 2020
, we recorded a loss from discontinued operations, net of taxes, of $30 million principally attributed to foreign currency remeasurement losses of $26 million, unfavorable tax charges of $17 million and other expenses of $8 million, mostly consisting of interest expense attributable to the promissory note owed to AXA. These losses were partially offset by derivative hedge gains of $21 million associated with foreign currency forward contracts entered into to mitigate our exposure to the installment payments to be made in British Pounds in 2022
. See note 23
for additional details on discontinued operations.

(5)
Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31
, 2020
, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended March 31
, 2020
, as the inclusion of shares for stock options, RSUs and SARs of 5.4 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31
, 2020
, dilutive potential weighted-average common shares outstanding would have been 509.7 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
Our unaudited quarterly results of operations for the year ended December 31, 2019 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$2,044	$1,994	$2,020	$2,038

Total benefits and expenses (1)	$1,807	$1,770	$1,848	$1,957

Income from continuing operations (2)	$168	$158	$138	$55

Income (loss) from discontinued operations, net of taxes (3)	$62	$60	$(80)	$(31)

Net income (2) , (3)	$230	$218	$58	$24

Net income from continuing operations attributable to noncontrolling interests	$20	$15	$10	$19

Net income from discontinued operations attributable to noncontrolling interests	$36	$35	$30	$22

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$174	$168	$18	$(17)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$148	$143	$128	$36
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	26	25	(110)	(53)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$174	$168	$18	$(17)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.29	$0.25	$0.07

Diluted	$0.29	$0.28	$0.25	$0.07

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$0.33	$0.04	$(0.03)

Diluted	$0.34	$0.33	$0.04	$(0.03)

Weighted-average common shares outstanding:
Basic	501.2	503.4	503.5	503.5
Diluted	508.6	508.7	511.2	510.4

(1)
Our life insurance business completed its annual review of assumptions in the fourth quarter of 2019, which resulted in higher total benefits and expenses of $145 million from an unfavorable unlocking in our universal and term universal life insurance products driven mostly by the lower interest rate environment.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(2)
In the fourth quarter of 2019, our life insurance business recorded a $107 million unfavorable unlocking, net of taxes, related to its annual review of assumptions in our universal and term universal life insurance products, as described above. This unfavorable unlocking in our life insurance business was partially offset by a favorable update of $11 million, net of taxes, in our U.S. mortgage insurance business in connection with a review of its single premium earnings pattern and from a favorable reserve adjustment of $10 million, net of taxes.

(3)
In the fourth quarter of 2019, we recorded an
after-tax
loss of approximately $110 million principally in connection with pending litigation involving our former lifestyle protection insurance business. See note 20 for additional information related to asserted claims regarding the sale of our lifestyle protection insurance business. We completed the sale of Genworth MI Canada Inc. (“Genworth Canada”) on December 12, 2019 and recorded an incremental gain of $43 million in the fourth quarter of 2019 predominantly related to a favorable tax position refinement. In addition, during the fourth quarter of 2019 through the sale closing date of December 12, 2019, we recorded $36 million of income from discontinued operations attributed to Genworth Canada.

(20) Commitments and Contingencies
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
Years Ended December 31, 2020, 2019 and 2018

captioned
Int’l Union of Operating Engineers Local No.
 478 Pension Fund, et al v. McInerney, et al
. In February 2016, Genworth Financial, its current chief executive officer, its former chief executive officer, its then former chief financial officer and current and former members of its board of directors were named in a second shareholder derivative suit filed by Martin Cohen in the Court of Chancery of the State of Delaware. The case was captioned
Cohen v. McInerney, et al
. On February 23, 2016, the Court of Chancery of the State of Delaware consolidated these derivative suits under the caption
Genworth Financial, Inc. Consolidated Derivative Litigation
. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the Court may deem proper. The amended consolidated complaint also added Genworth’s then current chief financial officer as a defendant, based on alleged conduct in her former capacity as Genworth’s controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016. Thereafter, plaintiffs filed a substantially similar second amended complaint which we moved to dismiss on September 16, 2016. The motion is fully briefed and awaiting disposition by the Court. The action was stayed pending the outcome of the proposed China Oceanwide transaction. On January 14, 2021, the parties submitted a joint letter to the Court requesting that the action remain stayed until April 15, 2021, or until the closing or termination of the merger in the event the merger closes or is terminated prior to April 15, 2021.
In October 2016, Genworth Financial, its current chief executive officer, its former chief executive officer, its then current chief financial officer, its then former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by Esther Chopp in the Court of Chancery of the State of Delaware. The case is captioned
Chopp v. McInerney, et al
. The complaint alleges that Genworth’s board of directors wrongfully refused plaintiff’s demand to commence litigation on behalf of Genworth and asserts claims for breaches of fiduciary duties, waste, contribution and indemnification, and unjust enrichment concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an IPO of the business, and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the Court may deem proper. We filed a motion to dismiss on November 14, 2016. The action was stayed pending the outcome of the proposed China Oceanwide transaction. On January 14, 2021, the parties submitted a joint letter to the Court requesting that the action remain stayed until April 15, 2021, or until the closing or termination of the merger in the event the merger closes or is terminated prior to April 15, 2021.
In December 2017, Genworth Financial International Holdings, LLC (“GFIH”) and
Genworth Financial were named as defendants in an action captioned
AXA S.A. v. Genworth Financial International Holdings, LLC et al
., in the High Court of Justice, Business and Property Courts of England and Wales. In the action, AXA initially sought in excess of £28 million on an indemnity provided for in the 2015 agreement pursuant to which Genworth sold to AXA two insurance companies, Financial Insurance Company Limited (“FICL”) and Financial Assurance Company Limited (“FACL”), relating to alleged remediation it has paid to customers who purchased payment protection insurance (“PPI”). The hearing on liability and subrogation matters commenced on November 4, 2019 and concluded on November 12, 2019. On December 6, 2019, the Court issued its judgment, ruling in AXA’s favor with respect to its claim against Genworth for 90% of AXA’s payment of PPI mis-selling
losses. The Court further ruled, among other matters, that Genworth is not entitled to be subrogated to the rights of FICL/FACL against Santander Cards UK Limited or require AXA to assert reasonable defenses with respect to PPI mis-selling
claims. In January 2020, we made an interim payment to AXA for £100 million ($134 million), which was previously accrued in December 2019 in connection with the aforementioned Court ruling. On June 8, 2020, AXA amended its claim and updated its demand to £499 million, excluding an alleged claim for a tax gross up for a possible additional amount of £117 million or more. The damages hearing took place

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

from June 15, 2020 through June 23, 2020. On July 20, 2020, Genworth and GFIH entered into a settlement agreement with AXA pursuant to which the parties have agreed, pending satisfaction of certain conditions, not to enforce, appeal or set aside the liability judgment of December 6, 2019 and the subsequently issued damages judgment of July 27, 2020. See note 23 for additional details on the terms of the settlement with AXA, the sale of our former lifestyle protection insurance business and amounts recorded related to loss from discontinued operations.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth Canada from being transferred out of GFIH. On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief from their August 7, 2019 motion with an exception that allowed GFIH to transfer $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay-off
of a senior secured term loan facility (“Term Loan”) dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019, and plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividends GLIC paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to $15 million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. On March 27, 2020, we filed our answer to plaintiffs’ amended complaint. We intend to continue to vigorously defend this action.
In January 2019, Genworth Financial and GLIC were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Jerome Skochin, Susan Skochin, and Larry Huber, individually and on behalf of all other persons similarly situated v. Genworth
Financial, Inc. and Genworth Life Insurance Company
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that Genworth made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of contract, fraud, fraudulent inducement and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (on behalf of the two named plaintiffs who are Pennsylvania residents), and seeks damages (including statutory treble damages under Pennsylvania law) in excess of $5 million. On March 12, 2019, we moved to dismiss plaintiffs’ complaint. On March 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on April 1, 2019. In July 2019, the Court heard oral arguments on our motion to dismiss. On August 29, 2019, the Court issued an order granting our motion to dismiss the claim with regard to breach of contract, but denied our motion with regard to fraudulent omission, fraudulent inducement and violation of the Pennsylvania Unfair Trade Practices and Consumer Protection law. On September 20, 2019, plaintiffs filed an amended complaint, dropping Genworth Financial as a defendant and reducing their causes of action from four counts to two: fraudulent inducement by omission and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (on behalf of the two named plaintiffs who are Pennsylvania residents). The parties engaged in a mediation process and, on October 22, 2019, reached an agreement in principle to settle this matter on a nationwide basis. On November 22, 2019, plaintiffs filed an amended complaint, adding
GLICNY
as a defendant and expanding the class to all fifty states and the District of Columbia. On January 15, 2020, the Court preliminarily approved the settlement and set the final approval hearing for July 10, 2020. On March 26, 2020, the parties filed a Joint Motion for Leave to Amend certain aspects of the settlement, which was approved by the Court on March 31, 2020. On April 10, 2020, the Indiana Department of Insurance filed a Motion to Intervene and Motion to Stay, seeking to stay the current schedule for class settlement and delay the date of the final approval hearing in light of disruptions caused by
COVID-19.
On April 14, 2020, the class administrator sent out class notices to potential settlement class members. On April 17, 2020, plaintiffs filed their opposition to the Indiana Department of Insurance’s motion to stay. The Court conducted final approval hearings on July 10, 2020, July 14, 2020 and September 11, 2020. In November 2020, the Court issued various opinions and orders, including denying various individual objections to the settlement agreement, approving the plaintiffs’ motion for class counsel attorney’s fees, with certain modifications and granting final approval of the settlement. The settlement became final on December 14, 2020, when the appeals period expired and no appeal was filed. We began implementation of the special election letters in accordance with the approved settlement terms on

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

January 4, 2021. Based on the Court’s final approval of the settlement, we do not anticipate the outcome of this matter to have a material adverse impact on our results of operations or financial position.
On April 6, 2020, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Brighton Trustees, LLC, on behalf of and as trustee for Diamond LS Trust; and Bank of Utah, solely as securities intermediary for Diamond LS Trust; on behalf of themselves and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On May 13, 2020, GLAIC was also named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Ronald L. Daubenmier, individually and on behalf of himself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On June 26, 2020, plaintiffs filed a consent motion to consolidate the two cases. On June 30, 2020, the United States District Court for the Eastern District of Virginia issued an order consolidating the Brighton Trustees and Daubenmier cases. On July 17, 2020, the Brighton Trustees and Daubenmier plaintiffs filed a consolidated complaint, alleging that GLAIC subjected policyholders to an unlawful and excessive cost of insurance increase. The consolidated complaint asserts claims for breach of contract and injunctive relief, and seeks damages in excess of $5 million. On August 31, 2020, we filed an answer to plaintiffs’ consolidated complaint. The trial is scheduled to commence on April 1, 2022. We intend to continue to vigorously defend this action.
In January 2021, GLIC and GLICNY were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Judy Halcom, Hugh Penson, Harold Cherry, and Richard Landino, individually, and on behalf of all others similarly situated v. Genworth
Life Insurance Company and Genworth Life Insurance Company of New York
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. Our responsive pleading is due on March 15, 2021. We intend to vigorously defend this action.
In January 2021, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the District of Oregon captioned
Patsy H. McMillan, Individually and On Behalf Of All Others Similarly Situated, v. Genworth Life and Annuity Insurance Company
. Plaintiff seeks to represent life insurance policyholders, alleging that GLAIC impermissibly calculated cost of insurance rates to be higher than that permitted by her policy. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. We intend to vigorously defend this action.
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

3
11

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(b) Commitments
As of December 31, 2020, we were committed to fund $1,090 million in limited partnership investments, $32 million in U.S. commercial mortgage loan investments and $85 million in private placement investments. As of December 31, 2020, we were also committed to fund $32 million of bank loan investments which had not yet been drawn. Amounts disclosed are net of an allowance for credit losses, see note 2 for additional information related to credit losses on off-balance
sheet credit exposures.
(21) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2020	$1,456	$2,002	$(25)	$3,433
OCI before reclassifications	1,132	344	55	1,531
Amounts reclassified from (to) OCI	(374)	(135)	—	(509)

Current period OCI	758	209	55	1,022

Balances as of December 31, 2020 before noncontrolling interests	2,214	2,211	30	4,455
Less: change in OCI attributable to noncontrolling interests	—	—	30	30

Balances as of December 31, 2020	$2,214	$2,211	$—	$4,425

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2019	$595	$1,781	$(332)	$2,044
OCI before reclassifications	910	331	487	1,728
Amounts reclassified from (to) OCI	(62)	(110)	—	(172)

Current period OCI	848	221	487	1,556

Balances as of December 31, 2019 before noncontrolling interests	1,443	2,002	155	3,600
Less: change in OCI attributable to noncontrolling interests	(13)	—	180	167

Balances as of December 31, 2019	$1,456	$2,002	$(25)	$3,433

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

3
12

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
The foreign currency translation and other adjustments balance in the charts above included $(15) million, $(4) million and $(2) million, respectively, net of taxes of $4 million, $1 million and $1 million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2020, 2019 and 2018. The balance also included taxes of $21 million, $22 and $(45) million, respectively, related to foreign currency translation adjustments as of December 31, 2020, 2019 and 2018. The 2018 balances also include the impact of adopting new accounting guidance related to stranded tax effects.
The following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the consolidated statements of income
	Years ended December 31,
(Amounts in millions)	2020	2019	2018
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(474)	$(79)	$(23)	Net investment (gains) losses
Income taxes	100	17	5	Provision for income taxes

Total	$(374)	$(62)	$(18)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(196)	$(164)	$(153)	Net investment income
Interest rate swaps hedging assets	(12)	(6)	(9)	Net investment (gains) losses
Income taxes	73	60	58	Provision for income taxes

Total	$(135)	$(110)	$(104)

(1)	Amounts exclude adjustments to DAC, PVFP, sales inducements and benefit reserves.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

(22) Noncontrolling Interests
Australia
In May 2014, Genworth Australia, a holding company for our Australian mortgage insurance business, completed an IPO of its ordinary shares and we beneficially owned 66.2% of the ordinary shares of Genworth Australia through subsidiaries. In May 2015, we sold 92.3 million of our shares in Genworth Australia and we beneficially owned approximately 52.0% of the ordinary shares of Genworth Australia through subsidiaries.
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
In February 2018, Genworth Australia repurchased approximately 19 million of its shares for AUD$49 million under a previous on-market
share
buy-back
program. We participated in
on-market
sales transactions to maintain our ownership position and received $20 million in cash.
In 2020, 2019 and 2018, dividends of $9 million, $87 million and $40 million, respectively, were paid to the noncontrolling interests of Genworth Australia.
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
(23) Sale of Businesses
Lifestyle protection insurance
On December 1, 2015, we completed the sale of our lifestyle protection insurance business to AXA. In 2017, AXA sued us for damages on an indemnity in the 2015 agreement related to alleged remediation it paid to customers who purchased PPI. On July 20, 2020, we reached a settlement agreement related to losses incurred from mis-selling
complaints on policies sold from 1970 through 2004 and paid an initial amount of £100 million ($125 million) to AXA. As part of the settlement agreement, we agreed to make payments for certain PPI

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

mis-selling
claims, along with a significant portion of future claims that are still being processed. Under the settlement agreement, we issued a secured promissory note to AXA, in which we agreed to make deferred cash payments in two installments in June 2022 and September 2022. Future claims that are still being processed will be added to the September 2022 installment payment.
The following table presents the amounts owed to AXA under the settlement agreement, which are reflected as liabilities related to discontinued operations in our consolidated balance sheet for the year ended December 31, 2020:

(Amounts in millions)	British Pounds	U.S. Dollar
Installment payments due to AXA:
June 2022	£159	$217
September 2022:
Beginning balance	158	217
Amounts billed as future losses (1)	29	39

Ending balance	187	256

Total amounts due under the promissory note	346	473
Future claims:
Estimated beginning balance	107	146
Change in estimated future claims	1	1
Less: Amounts billed to date (1)	(29)	(39)

Estimated future billings	79	108

Total amounts due to AXA under the settlement agreement	£425	$581

(1)
In January 2021, we were billed an additional amount related to future losses of £35 million that will be reflected as part of the September 2022 installment payment in our first quarter of 2021 financial results. There was no significant change to our current estimate of future billings of £79 million based on this most recent invoiced amount.

An
after-tax
loss of $572 million related to the settlement is included in income (loss) from discontinued operations for the year ended December 31, 2020. The after-tax
loss is comprised of $517 million of PPI
mis-selling
claims, foreign currency remeasurement losses of $44 million, unfavorable tax charges of $17 million and other expenses of $12 million, mostly consisting of interest expense attributable to the promissory note owed to AXA. These losses were partially offset by derivative hedge gains of $18 million associated with foreign currency forward contracts entered into to mitigate our exposure to the installment payments to be made in British Pounds in 2022. The promissory note accrues interest at a fixed rate of 5.25% due quarterly, with a potential for an interest rate decrease to 2.75% following certain prepayment trigger events.
To secure our obligation under the promissory note, we granted a 19.9%
security interest in the outstanding common stock of GMHI and Genworth Australia to AXA. AXA does not have the right to sell or repledge the collateral and is not entitled to any voting rights. The collateral will be released back to us upon full repayment of the promissory note. Accordingly, the collateral arrangement has no impact on our consolidated financial statements. In the event AXA recovers amounts from third parties related to the mis-selling
losses, including from the distributor responsible for the sale of the policies, we have certain rights to share in those recoveries to recoup payments for the underlying mis-selling
losses. As of December 31, 2020, we have not recorded any amounts associated with recoveries from third parties.

31
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

The promissory note is also subject to certain mandatory prepayments upon the occurrence of:

•	the consummation of certain qualifying debt transactions in which total gross proceeds of at least $750 million are raised;

•	the consummation of certain qualifying equity issuances or dispositions with respect to GMHI, or any of our subsidiaries, in which total net cash proceeds of at least $475 million are raised;

•	certain dispositions of our U.S. mortgage insurance business;

•	the potential consummation of the China Oceanwide merger and the funding of the contemplated capital investment plan;

•	transactions involving a change of control of Genworth, other than the China Oceanwide transaction; and

•	receipt of dividends and sale proceeds from certain Genworth subsidiaries above certain threshold amounts.
The promissory note also contains certain negative and affirmative covenants, restrictions imposed on the collateral, representations and warranties and customary events of default.
In addition to the promissory note, we also have an unrelated liability that is owed to AXA associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. As of December 31, 2020 and 2019, the balance of the liability is $16 million and $42 million, respectively, and is included as liabilities related to discontinued operations in our consolidated balance sheets. During the third quarter of 2020, based on an updated estimate, we reduced the liability by $28 million which was recognized as an after-tax
benefit to earnings of $23 million and is included in income (loss) from discontinued operations for the year ended December 31, 2020.
In January 2020, we made an interim payment to AXA for £100 million ($134 million), which was accrued as a contingent liability and reflected as liabilities related to discontinued operations as of December 31, 2019. This amount was also included in income (loss) from discontinued operations for the year ended December 31, 2019.
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
Canada mortgage insurance business
On December 12, 2019, we completed the sale of Genworth Canada to Brookfield Business Partners L.P. (“Brookfield”) and received approximately
$1.7 billion in net cash proceeds. In the fourth quarter of 2019 and prior to sale closing, we also received a special dividend of approximately $54 million from Genworth Canada. This special dividend reduced the sales price on a per purchased share basis by CAD$1.45 per common share. During 2019, we recognized an after-tax
loss on sale of $121 million principally driven by cumulative losses on foreign currency translation adjustments and deferred tax losses, partially offset by unrealized investment gains. These amounts, which were previously recorded in accumulated other comprehensive income, were recognized as part of the loss on sale.

31
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
The following table provides a summary of the loss on sale recorded in connection with the disposition of Genworth Canada for the year ended December 31, 2019:

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
(3)
Consists primarily of cumulative losses on foreign currency translation adjustments of $369 million and deferred tax losses of $71 million, partially offset by unrealized investment gains of $115 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

A summary of operating results for Genworth Canada reported as discontinued operations were as follows for the years ended December 31:

(Amounts in millions)	2019	2018
Revenues:
Premiums	$466	$525
Net investment income	132	141
Net investment gains (losses)	(13)	(137)

Total revenues	585	529

Benefits and expenses:
Benefits and other changes in policy reserves	79	78
Acquisition and operating expenses, net of deferrals	64	54
Amortization of deferred acquisition costs and intangibles	39	43
Interest expense (1)	50	43

Total benefits and expenses	232	218

Income before income taxes and loss on sale (2)	353	311
Provision for income taxes	111	81

Income before loss on sale	242	230
Loss on sale, net of taxes	(121)	—

Income from discontinued operations, net of taxes	121	230

Less: net income from discontinued operations attributable to noncontrolling interests	123	108

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$(2)	$122

(1)
Interest on debt assumed by Brookfield and interest on debt that was repaid as a result of the sale of Genworth Canada was allocated and reported in discontinued operations. The Term Loan, owed by Genworth Holdings and secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares, was repaid in connection with the close of the Genworth Canada sale. Accordingly, interest expense related to the Term Loan of $34 million and $25 million for the years ended December 31, 2019 and 2018, respectively, was allocated and reported in discontinued operations.

(2)
The years ended December 31, 2019 and 2018 include
pre-tax
income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $186 million and $167 million, respectively.

Schedule I
Genworth Financial, Inc.
Summary of Investments—Other Than Investments in Related Parties
(Amounts in millions
)
As of December 31, 2020, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$3,401	$4,805	$4,805
State and political subdivisions	2,627	3,170	3,170
Non-U.S. government	1,420	1,559	1,559
Public utilities	5,143	6,195	6,195
All other corporate bonds	43,085	50,061	50,061

Total fixed maturity securities	55,676	65,790	65,790
Equity securities	468	476	476
Commercial mortgage loans, net	6,743	xxxxx	6,743
Policy loans	1,978	xxxxx	1,978
Other invested assets (1)	1,738	xxxxx	2,253

Total investments	$66,603	xxxxx	$77,240

(1)
The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Balance Sheets
(Amounts in millions)

	December 31,
	2020	2019
Assets:
Investments in subsidiaries	$15,358	$14,079
Deferred tax asset	13	13
Other assets	2	4
Intercompany notes receivable	—	119

Total assets	$15,373	$14,215

Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$55	$30

Total liabilities	55	30

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	12,008	11,990
Accumulated other comprehensive income (loss)	4,425	3,433
Retained earnings	1,584	1,461
Treasury stock, at cost	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,318	14,185

Total liabilities and stockholders’ equity	$15,373	$14,215

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Income
(Amounts in millions)

	Years ended December 31,
	2020	2019	2018
Revenues:
Net investment income	$(3)	$(3)	$(3)

Total revenues	(3)	(3)	(3)

Expenses:
Acquisition and operating expenses, net of deferrals	31	20	33
Interest expense	1	3	2

Total expenses	32	23	35

Loss before income taxes and equity in income of subsidiaries	(35)	(26)	(38)
Benefit from income taxes	(2)	(3)	(6)
Equity in income of subsidiaries	210	366	151

Income from continuing operations	177	343	119
Income from discontinued operations, net of taxes	1	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$178	$343	$119

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Comprehensive Income
(Amounts in millions)

	Years ended December 31,
	2020	2019	2018
Net income available to Genworth Financial, Inc.’s common stockholders	$178	$343	$119
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	764	—	—
Net unrealized gains (losses) on securities with an allowance for credit losses	(6)	—	—
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	859	(652)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	2	(2)
Derivatives qualifying as hedges	209	221	(298)
Foreign currency translation and other adjustments	25	307	(162)

Total other comprehensive income (loss)	992	1,389	(1,114)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,170	$1,732	$(995)

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

3
22

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Cash Flows
(Amounts in millions)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income available to Genworth Financial, Inc.’s common stockholders	$178	$343	$119
Less income from discontinued operations, net of taxes	(1)	—	—
Adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders to net cash from operating activities:
Equity in income from subsidiaries	(210)	(366)	(151)
Dividends from subsidiaries	—	250	50
Deferred income taxes	(1)	1	13
Stock-based compensation expense	39	26	35
Change in certain assets and liabilities:
Accrued investment income and other assets	2	—	—
Current tax liabilities	(1)	16	(35)
Other liabilities and other policy-related balances	11	(17)	(13)

Net cash from operating activities	17	253	18

Cash flows used by investing activities:
Intercompany notes receivable	(10)	(119)	—
Capital contributions paid to subsidiaries	(2)	(5)	(6)

Net cash used by investing activities	(12)	(124)	(6)

Cash flows used by financing activities:
Other, net	(5)	(7)	(2)
Intercompany notes payable	—	(122)	(10)

Net cash used by financing activities	(5)	(129)	(12)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—

Cash, cash equivalents and restricted cash at beginning of year	—	—	—

Cash, cash equivalents and restricted cash at end of year	$—	$—	$—

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

32
3

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2020, 2019 and 2018
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
(3) Commitments
Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior and subordinated notes and the holders of the senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes and outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior and subordinated notes indentures in respect of such senior and subordinated notes. Genworth Financial and Genworth Holdings have joint and several guarantees associated with the Tax Matters Agreement.
(4) Income Taxes
As of December 31, 2020 and 2019, Genworth Financial had a deferred tax asset of $13 million primarily comprised of share-based compensation. Genworth Financial’s current income tax payable was $3 million and $4 million as of December 31, 2020 and 2019, respectively. Net cash received (paid) for taxes was $—, $21 million and $(16) million for the years ended December 31, 2020, 2019 and 2018, respectively.
(5) Supplemental Cash Flow Information
In 2020, we forgave an intercompany loan of $129 million due from Genworth Holdings. The extinguishment of the loan between the related parties was treated as a non-cash
capital contribution to Genworth Holdings and accordingly had no impact on our cash flows for the year ended December 31, 2020.

32
4

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2020, 2019 and 2018

(6) Sale of Business
On December 1, 2015, we completed the sale of our lifestyle protection insurance business to AXA through our subsidiaries. In 2017, AXA sued GFIH, our wholly-owned indirect subsidiary, and Genworth Holdings for damages on an indemnity in the 2015 agreement related to alleged remediation it paid to customers who purchased PPI. On July 20, 2020, Genworth Holdings reached a settlement agreement related to losses incurred from mis-selling
complaints on policies sold from 1970 through 2004 and agreed to make payments for certain PPI mis-selling
claims, along with a significant portion of future claims that are still being processed. Under the settlement agreement, Genworth Holdings issued a secured promissory note to AXA and agreed to make deferred cash payments in two installments in 2022. The promissory note and associated loss from discontinued operations of
$549
million reflected in Genworth Financial’s consolidated statement of income for the year ended December 31, 2020 relate primarily to Genworth Holdings as it was the entity named as the primary defendant in the lawsuit and the obligor in the settlement agreement. Accordingly, the associated amounts reported as discontinued operations are included within equity in income of subsidiaries in the parent company statement of income for the year ended December 31, 2020. Income from discontinued operations presented in the parent company statement of income for the year ended December 31, 2020 relates to tax adjustments incurred by Genworth Financial related to previously disposed businesses.

32
5

Schedule III
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2020
U.S. Mortgage Insurance	$29	$—	$—	$555	$307
Australia Mortgage Insurance	42	—	—	331	1,193
U.S. Life Insurance	1,319	42,693	18,385	10,908	465
Runoff	139	2	3,118	12	3
Corporate and Other	—	—	—	11	—

Total	$1,529	$42,695	$21,503	$11,817	$1,968

December 31, 2019
U.S. Mortgage Insurance	$30	$—	$—	$233	$384
Australia Mortgage Insurance	37	—	—	208	1,008
U.S. Life Insurance	1,613	40,382	19,006	10,500	498
Runoff	156	2	3,211	9	3
Corporate and Other	—	—	—	8	—

Total	$1,836	$40,384	$22,217	$10,958	$1,893

See Report of Independent Registered Public Accounting Firm

32
6

Schedule III—Continued
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2020
U.S. Mortgage Insurance	$971	$133	$381	$14	$231	$894
Australia Mortgage Insurance	274	32	177	11	104	353
U.S. Life Insurance	2,858	2,878	5,164	400	643	2,837
Runoff	—	210	214	23	48	—
Corporate and Other	7	7	4	—	213	7

Total	$4,110	$3,260	$5,940	$448	$1,239	$4,091

December 31, 2019
U.S. Mortgage Insurance	$856	$117	$50	$8	$198	$818
Australia Mortgage Insurance	312	55	104	13	97	272
U.S. Life Insurance	2,861	2,852	5,398	340	653	2,834
Runoff	—	187	185	16	54	—
Corporate and Other	8	9	3	—	263	8

Total	$4,037	$3,220	$5,740	$377	$1,265	$3,932

December 31, 2018
U.S. Mortgage Insurance	$746	$93	$36	$9	$174	$764
Australia Mortgage Insurance	373	67	110	16	101	242
U.S. Life Insurance	2,867	2,781	5,877	218	639	2,843
Runoff	—	174	189	33	57	—
Corporate and Other	8	6	5	—	300	8

Total	$3,994	$3,121	$6,217	$276	$1,271	$3,857

See Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

/s/ Thomas J. McInerney
Thomas J. McInerney President and Chief Executive Officer (Principal Executive Officer)

/s/ Daniel J. Sheehan IV
Daniel J. Sheehan IV Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 2
6
, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Genworth Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Richmond, Virginia February 26, 2021
Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2020
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning our executive officers:

Name	Age	Positions
Thomas J. McInerney	64	President and Chief Executive Officer, Director
Daniel J. Sheehan IV	55	Executive Vice President—Chief Financial Officer and Chief Investment Officer
Ward E. Bobitz	56	Executive Vice President and General Counsel
Rohit Gupta	46	Executive Vice President—U.S. Mortgage Insurance
Pamela M. Harrison	56	Executive Vice President—Human Resources
Brian K. Haendiges	60	Executive Vice President—U.S. Life Insurance & Chief Risk Officer
G. Kent Conrad	72	Director, member of Nominating and Corporate Governance and Risk Committees
Karen E. Dyson	61	Director, member of Risk Committee
Melina E. Higgins	53	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
David M. Moffett	69	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
Thomas E. Moloney	77	Director, member of Audit and Risk Committees
Debra J. Perry	69	Director, member of Audit and Risk Committees
Robert P. Restrepo Jr.	70	Director, member of Audit and Management Development and Compensation Committees
James S. Riepe	77	Non-Executive Chairman of the Board, member of Audit and Management Development and Compensation Committees
Executive Officers and Directors
The following sets forth certain biographical information with respect to our executive officers and directors listed above.
Thomas J. McInerney
has been our President and Chief Executive Officer and a director since January 2013. Before joining our company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer of ING’s insurance and investment management business worldwide. Prior to that, he served in a variety of senior roles with ING Groep NV after serving in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney is also on the boards of the Richmond Performing Arts Alliance and VA Ready. Mr. McInerney is a member of the American Council of Life Insurers and serves, and has served, on its CEO Steering Committees and Board. Mr. McInerney received a B.A. in Economics from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College and serves on Tuck’s Board of Advisors.
Daniel J. Sheehan IV
is our Executive Vice President, Chief Financial Officer and Chief Investment Officer. In August 2020, he was appointed as our Executive Vice President and Chief Financial Officer while maintaining his title as Chief Investment Officer, a role he has held since April 2012. From January 2009 to April 2012, he served as our Vice President with responsibilities that included oversight of the Company’s insurance investment portfolios. Prior to that, he served as our Senior Vice President—Chief Investment Officer since April

2012. From January 2008 through December 2008, Mr. Sheehan had management responsibilities of the Company’s portfolio management team, including fixed-income trading. From December 1997 through December 2007, Mr. Sheehan served in various capacities with the Company and/or its predecessor including roles with oversight responsibilities for the investments real estate team, as risk manager of the insurance portfolios and as risk manager of the portfolio management team. Prior to joining our Company, Mr. Sheehan had been with Sun Life of Canada from 1993 to 1997 as a Property Investment Officer in the Real Estate Investments group. Prior thereto, he was with Massachusetts Laborers Benefit Fund from 1987 to 1993, as an auditor and auditing supervisor. Mr. Sheehan graduated from Harvard University with a B.A. in Economics and later received an MBA in Finance from Babson College.
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
Rohit Gupta
has been our Executive Vice President—U.S. Mortgage Insurance since February 2021, having previously served as a Vice President since April 1, 2013. Mr. Gupta has been the President and Chief Executive Officer for our U.S. Mortgage Insurance segment since May 2012. Prior to that role, he has held positions of Chief Commercial Officer from September 2009 to May 2012 and Senior Vice President, Products, Intelligence and Strategy from October 2007 to September 2009 in the Company’s U.S. Mortgage Insurance segment. He also held various management positions with GE Mortgage Insurance beginning in 2003 and was a product manager for GE Capital. Mr. Gupta graduated from the Indian Institute of Technology with a degree in Computer Science and Technology and received an MBA in Finance from University of Illinois at Urbana Champaign.
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
Inc., MasterCard and Liz Claiborne, Inc. Ms. Harrison received a B.A. in Psychology from the University of Delaware.
Brian K. Haendiges
has been our Executive Vice President—U.S. Life Insurance & Chief Risk Officer since February 2021. Prior to becoming responsible for our U.S. Life Insurance segment, he had been our Executive Vice President and Chief Risk Officer since September 2020. Before joining our Company, Mr. Haendiges was the President and Owner of HAE Consulting, a firm established to expand the institutional investment products business and advise on retirement blocks. From 2010 to 2019, he served in various roles at MassMutual, including Senior Vice President and Head, U.S. Pricing and Product Management (2016 – 2019), Senior Vice President and Head, Retirement Services Investments (2014 – 2016) and Head of Strategic Market Development, Investments (2010 – 2014). Prior to that, he served in a variety of senior roles at ING Groep NV from 2000 to 2009 after managing governmental and stable value business lines at Aetna. Mr. Haendiges is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. Mr. Haendiges graduated from Worcester Polytechnic Institute with a B.S. in Actuarial Science.

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
Karen E. Dyson
has served as a member of our board of directors since December 2020. Lt. Gen. Dyson was the first female finance officer to achieve three-star general officer rank in August 2014. She retired as Military Deputy to the Assistant Secretary of the Army for Financial Management and Comptroller in August 2017. Preceding this top military financial manager position she held several command and senior staff positions, including as the Deputy Assistant Secretary of the Army for Budget from December 2012 to August 2014, Deputy for Business Transformation to Assistant Secretary of the Army from 2011 to 2012, and Brigade Commander with service in Iraq and Europe from 2004 to 2007. Lt. Gen. Dyson is an experienced strategic leader with board experience in corporate governance, finance and audit committees, and risk oversight. She currently serves on the boards of USAA Federal Savings Bank since October 2017 (serving as nominations and governance committee chair); CALIBRE Systems, Inc. since October 2018 (serving as audit committee chair); and Army Emergency Relief Organization since 2020. She previously served as a director on the boards of Army & Air Force Exchange Service, a global retail operation, from 2012 to 2017 (serving as finance committee chair); and Defense Commissary Agency, a global grocery operation, from 2012 to 2014. Lt. Gen. Dyson received a B.S. in Business Management from Missouri State University, an M.B.A. from Austin Peay State University and an M.S. in National Resource Strategy from the Eisenhower School of National Security and Resources Strategy. Certifications include National Association of Corporate Directors (“NACD”) Directorship Certification.
Melina E. Higgins
has served as a member of our board of directors since September 2013. Ms. Higgins retired in 2010 from a nearly
20-year
career at The Goldman Sachs Group Inc., where she served as a Managing Director from 2001 and a Partner from 2002. During her tenure at Goldman Sachs, Ms. Higgins served as Head of the Americas for Private Debt and
Co-Chairperson
of the Investment Advisory Committee for the GS Mezzanine Partners funds, which managed over $30 billion of assets. She also served as a member of the Investment Committee for the Principal Investment Area, which oversaw and approved global private equity and private debt investments. Goldman’s Principal Investment Area was one of the largest alternative asset managers in the world. Ms. Higgins has served as a director of Viatris Inc since November 2020. She also previously served on the board of Mylan N.V. from February 2013 to November 2020. Ms. Higgins has also served as non-executive
chairman of the board of Antares Midco, Inc. since January 2016 and is a member of the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. Ms. Higgins received a B.A. in Economics and Spanish from Colgate University and an M.B.A. from Harvard Business School.
David M. Moffett
has served as a member of our board of directors since December 2012. Mr. Moffett was the Chief Executive Officer and a director of the Federal Home Loan Mortgage Corporation from September 2008 until his retirement in March 2009. Prior to this position, Mr. Moffett served as a Senior Advisor with the Carlyle Group LLC from May 2007 to September 2008. Mr. Moffett also served as the Vice Chairman and Chief Financial Officer of U.S. Bancorp from 2001 to 2007, after its merger with Firstar Corporation, having previously served as Vice Chairman and Chief Financial Officer of Firstar Corporation from 1998 to 2001 and as Chief Financial Officer of StarBanc Corporation, a predecessor to Firstar Corporation, from 1993 to 1998. Mr. Moffett has served as a director of CSX Corporation since May 2015, and PayPal Holdings, Inc. since July 2015. He also previously served on the boards of directors of CIT Group Inc. from July 2010 to May 2016, eBay Inc. from July 2007 to July 2015, MBIA Inc. from May 2007 to September 2008, The E.W. Scripps Company from May 2007 to September 2008 and Building Materials Holding Corporation from May 2006 to November 2008. Mr. Moffett also serves as a trustee on the boards of Columbia Fund Series Trust I and Columbia Funds Variable Insurance Trust, overseeing approximately 52 funds within the Columbia Funds mutual fund complex. He also serves as a trustee for the University of Oklahoma Foundation. Mr. Moffett holds a B.A. degree in Economics from the University of Oklahoma and an M.B.A. degree from Southern Methodist University.

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
Debra J. Perry
has served as a member of our board of directors since December 2016. Ms. Perry worked at Moody’s Corporation from 1992 to 2004. From 2001 to 2004, Ms. Perry was a senior managing director in the Global Ratings and Research Unit of Moody’s Investors Service, Inc. where she oversaw the Americas Corporate Finance and U.S. Public Finance Groups. From 1999 to 2001, Ms. Perry served as Chief Administrative Officer and Chief Credit Officer, and from 1996 to 1999, she was a group managing director for the Finance, Securities and Insurance Rating Groups of Moody’s Corporation. Ms. Perry has served as a director of Assurant, Inc., a provider of risk management solutions, since August 2017 and as risk committee chair since May 2019; and as a director of Korn/Ferry International, a talent management and executive search firm, since 2008, and as chair of the audit committee since 2010. She has also served as a director of The Bernstein Funds (which currently oversees the Sanford C. Bernstein Fund, the Bernstein Fund and the Alliance Multi-Manager Alternative Fund) since July 2011 and has served as chair since July 2018. She was a member of the board of PartnerRe, a Bermuda-based reinsurance company, from June 2013 to March 2016. She was also a trustee of the Bank of America Funds from June 2011 until April 2016. Ms. Perry served on the board of directors of CNO Financial Group, Inc. from 2004 to 2011. In 2014, Ms. Perry was named to the National Association of Corporate Directors’ Directorship 100, which recognizes the most influential people in the boardroom and corporate governance community. From September 2012 to December 2014, Ms. Perry served as a member of the Executive Committee of the Committee for Economic Development (“CED”) in Washington, D.C. a
non-partisan,
business-led
public policy organization, until its merger with the Conference Board, and she continues as a member of CED. Ms. Perry received her B.A. in History from the University of Wisconsin and her M.A. in European History from Yale University.
Robert P. Restrepo Jr.
has served as a member of our board of directors since December 2016. Mr. Restrepo retired from State Auto Financial Corporation in 2015, having served as its Chairman from 2006 to December 2015 and as its President and Chief Executive Officer from 2006 to May 2015. Mr. Restrepo has over 40 years of insurance industry experience, having held executive roles at Main Street America Group, Hanover Insurance Group Inc. (formerly Allmerica Financial Corp), Travelers and Aetna. Mr. Restrepo has served as a director of RLI Corp., a property and casualty insurance company, since July 2016. He also previously served as a director of Majesco, a provider of insurance software and consulting services, from August 2015 until September 2020. Mr. Restrepo also currently serves on the board of directors of The Larry H. Miller Group of Companies. Mr. Restrepo received a B.A. in English from Yale University.
James S. Riepe
has served as a member of our board of directors since March 2006 and was appointed
Non-Executive
Chairman of the Board in May 2012, having previously been appointed as Lead Director in February 2009. Mr. Riepe is a retired Vice Chairman and a former Senior Advisor at T. Rowe Price Group, Inc. Mr. Riepe served as the Vice Chairman of T. Rowe Price Group, Inc. from 1997 until his retirement in December 2005. Prior to joining T. Rowe Price Group, Inc. in 1981, Mr. Riepe was an Executive Vice President of The Vanguard Group. Mr. Riepe previously served on the boards of directors of LPL Financial Holdings Inc. from February 2008 until May 2020, The NASDAQ OMX Group, Inc. from May 2003 to May 2014, T. Rowe Price Group, Inc. from 1981 to 2006 and 57 T. Rowe Price registered investment companies (mutual funds) until his retirement in 2006. He is an Emeritus member of the University of Pennsylvania’s Board of Trustees and Trustee of Penn Medicine. Mr. Riepe received a B.S. in Industrial Management, M.B.A. and Honorary Doctor of Laws degree from the University of Pennsylvania.
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

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule I—Summary of Investments—Other Than Investments in Related Parties

Schedule II—Financial Statements of Genworth Financial, Inc. (Parent Only)

Schedule III—Supplemental Insurance Information

3.    Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 1, 2013, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Sub XLVI, Inc. (renamed Genworth Financial, Inc.) and Sub XLII, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2013)

2.2	Offer Management Agreement, dated as of April 23, 2014, among Genworth Mortgage Insurance Australia Limited, Genworth Financial, Inc., Genworth Financial Mortgage Insurance Pty Limited, Genworth Financial Mortgage Indemnity Limited and the joint lead managers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 21, 2014)

2.3	Irrevocable Offer Deed, dated as of July 22, 2015, by AXA S.A. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.4	Letter Agreement, dated as of July 22, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2.2 to the Quarterly report on Form 10-Q for the period ended September 30, 2015)

2.5	Sale and Purchase Agreement, dated as of September 17, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.6	Agreement and Plan of Merger, dated October 21, 2016, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 24, 2016)

2.6.1	Waiver and Agreement, dated as of August 21, 2017, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 21, 2017)

2.6.2	Second Waiver and Agreement, dated as of November 29, 2017, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 29, 2017

2.6.3	Third Waiver and Agreement, dated as of February 23, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 26, 2018)

2.6.4	Fourth Waiver and Agreement, dated as of March 27, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 27, 2018)

2.6.5	Fifth Waiver and Agreement, dated as of June 28, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 28, 2018)

2.6.6	Sixth Waiver and Agreement, dated as of August 14, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 14, 2018)

Number	Description

2.6.7	Seventh Waiver and Agreement, dated as of November 30, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2018)

2.6.8	Eighth Waiver and Agreement, dated as of January 30, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 30, 2019)

2.6.9	Ninth Waiver and Agreement, dated as of March 14, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 14, 2019)

2.6.10	Tenth Waiver and Agreement, dated as of April 29, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 29, 2019)

2.6.11	Eleventh Waiver and Agreement, dated as of June 30, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 1, 2019)

2.6.12	Twelfth Waiver and Agreement, dated as of August 12, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 13, 2019)

2.6.13	Thirteenth Waiver and Agreement, dated as of December 22, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 23, 2019)

2.6.14	Fourteenth Waiver and Agreement, dated as of March 31, 2020, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 31, 2020)

2.6.15	Fifteenth Waiver and Agreement, dated as of June 30, 2020, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 30, 2020)

2.6.16	Sixteenth Waiver and Agreement, dated as of September 30, 2020, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 1, 2020)

2.6.17	Seventeenth Waiver and Agreement, dated as of November 30, 2020, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2020)

2.7	Share Purchase Agreement by and among Genworth Financial, Inc., Genworth Financial International Holdings, LLC, Genworth Mortgage Insurance Corporation, Brookfield BBP Canada Holdings Inc. and Brookfield Business Partners L.P., dated August 12, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 13, 2019)

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of October 5, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 5, 2015)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006)

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006)

4.4	Second Supplemental Indenture, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.5	Third Supplemental Indenture, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 22, 2016)

4.6	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.8	Supplemental Indenture No. 7, dated as of November 22, 2010, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2010)

4.9	Supplemental Indenture No. 8, dated as of March 25, 2011, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2011)

4.10	Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

Number	Description

4.11	Supplemental Indenture No. 10, dated as of August 8, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2013)

4.12	Supplemental Indenture No. 11, dated as of December 10, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 10, 2013)

4.13	Supplemental Indenture No. 12, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2016)

4.14	Supplemental Indenture No. 13, dated as of October 3, 2018, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 4, 2018)

4.15	Description of Registrant’s Capital Stock (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.1	Master Agreement, dated April 23, 2014, between Genworth Financial, Inc. and Genworth Mortgage Insurance Company Australia Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.2	Shareholder Agreement, dated May 21, 2014, among Genworth Mortgage Insurance Australia Limited, Brookfield Life Assurance Company Limited, Genworth Financial International Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.2.1	Accession and Retirement Deed, dated September 15, 2015, among Genworth Financial International Holdings, Inc., Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.2.2	Accession and Retirement Deed, dated October 1, 2015, among Genworth Financial International Holdings, LLC, Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.3	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.3.1	Consent and Agreement to Become a Party to Restated Tax Matters Agreement, dated April 1, 2013, among Genworth Financial, Inc., Genworth Holdings, Inc., General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc. and GEI, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 1, 2013)

Number	Description

10.4	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

10.4.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.5	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.5.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.6	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.6.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.7	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.7.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.7.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.8	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.8.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.8.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.9	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.9.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.10.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Number	Description

10.11	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.11.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.12	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.12.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.13	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.13.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.13.3	Third Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.14	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.15	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.16	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.17	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.18	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

Number	Description

10.19	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.20	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.21	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.21.1	Amendment No. 1 to Capital Maintenance Agreement, dated as of December 1, 2013, by and between General Electric Capital Corporation and Union Fidelity Life Insurance Company (received by Genworth Financial, Inc. with all required signatures for effectiveness from General Electric Capital Corporation and Union Fidelity Life Insurance Company in February 2015) (incorporated by reference to Exhibit 10.27.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014

10.22	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)

10.23	Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

10.24§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.24.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.24.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

10.25§	Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.26§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.27§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.28§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K filed on December 30, 2004)

10.28.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10.28.2§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011)

10.29§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.29.1§	First Amendment to the 2012 Genworth Financial, Inc. Omnibus Incentive Plan, dated as of December 12, 2017 (incorporated by reference to Exhibit 10.34.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

10.29.2§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.29.3§	Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.29.4§	Stock Appreciation Rights with a Maximum Share Value—CEO New Hire Grant under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29.5§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.30§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

10.31§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.32§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.32.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.32.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.33§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.34§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.35§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.36§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

Number	Description

10.37§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.38§	Form of 2018-2020 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.39§	Form of 2018-2020 Performance Cash Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.40§	Form of Cash Retention Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.41§	Form of 2017-2019 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2017)

10.42§	2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.43§	Form of 2019-2021 Performance Stock Unit Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.44§	Form of Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.45§	Form of Cash-Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.46§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.5 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.47§	Amended and Restated Genworth Financial, Inc. 2015 Key Employee Severance Plan (incorporated by reference to Exhibit 10.6 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.48§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (filed herewith)

10.49§	Form of 2020-2022 Performance Stock Unit Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020)

10.50§	Form of 2020-2022 Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020)

10.51§	Form of 2020-2022 Cash Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020)

10.52	Secured Promissory Note, dated as of July 20, 2020, issued by Genworth Financial, Inc. and Genworth Financial International Holdings, LLC to AXA S.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2020)

Number	Description

10.53§	Separation Agreement and Release, dated October 5, 2020, between Genworth Financial, Inc. and Kelly Groh (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Daniel J. Sheehan IV (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Daniel J. Sheehan IV (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL

§	Management contract or compensatory plan or arrangement.
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
Dated: February 26, 2021

GENWORTH FINANCIAL, INC.

By:	/s/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: February 26, 2021

/s/ Thomas J. McInerney Thomas J. McInerney	President and Chief Executive Officer; Director (Principal Executive Officer)

/s/ Daniel J. Sheehan IV Daniel J. Sheehan IV	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Matthew D. Farney Matthew D. Farney	Vice President and Controller (Principal Accounting Officer)

* G. Kent Conrad	Director

* Karen E. Dyson	Director

* Melina E. Higgins	Director

* David M. Moffett	Director

* Thomas E. Moloney	Director

* Debra J. Perry	Director

* Robert P. Restrepo Jr.	Director

* James S. Riepe	Director

**By	/s/ Thomas J. McInerney
Thomas J. McInerney Attorney-in-Fact