Form 10-Q
period 2021-03-31
GENWORTH FINANCIAL INC
filed 2021-05-05
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $.001 per share	GNW	New York Stock Exchange
As of April 27, 2021, 506,803,281 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $53,470 and $53,417 and allowance for credit losses of $3 and $4 as of March 31, 2021 and December 31, 2020, respectively)	$60,231	$63,495
Equity securities, at fair value	238	386
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of March 31, 2021 and December 31, 2020)	6,787	6,774
Less: Allowance for credit losses	(32)	(31)

Commercial mortgage loans, net	6,755	6,743
Policy loans	1,976	1,978
Other invested assets	1,759	2,099

Total investments	70,959	74,701
Cash, cash equivalents and restricted cash	1,964	2,561
Accrued investment income	704	655
Deferred acquisition costs	1,247	1,487
Intangible assets	155	157
Reinsurance recoverable	16,788	16,864
Less: Allowance for credit losses	(44)	(45)

Reinsurance recoverable, net	16,744	16,819
Other assets	439	404
Deferred tax asset	314	65
Separate account assets	6,032	6,081
Assets related to discontinued operations	—	2,817

Total assets	$98,558	$105,747

Liabilities and equity
Liabilities:
Future policy benefits	$40,634	$42,695
Policyholder account balances	19,999	21,503
Liability for policy and contract claims	11,415	11,486
Unearned premiums	728	775
Other liabilities	1,710	1,614
Long-term borrowings	2,922	3,403
Separate account liabilities	6,032	6,081
Liabilities related to discontinued operations	360	2,370

Total liabilities	83,800	89,927

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 595 million and 594 million shares issued as of March 31, 2021 and December 31, 2020, respectively; 507 million and 506 million shares outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	12,011	12,008
Accumulated other comprehensive income (loss)	3,675	4,425
Retained earnings	1,771	1,584
Treasury stock, at cost (88 million shares as of March 31, 2021 and December 31, 2020)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,758	15,318
Noncontrolling interests	—	502

Total equity	14,758	15,820

Total liabilities and equity	$98,558	$105,747

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Revenues:
Premiums	$968	$946
Net investment income	801	782
Net investment gains (losses)	33	(99)
Policy fees and other income	183	180

Total revenues	1,985	1,809

Benefits and expenses:
Benefits and other changes in policy reserves	1,218	1,337
Interest credited	131	141
Acquisition and operating expenses, net of deferrals	275	237
Amortization of deferred acquisition costs and intangibles	77	108
Interest expense	51	51

Total benefits and expenses	1,752	1,874

Income (loss) from continuing operations before income taxes	233	(65)
Provision (benefit) for income taxes	59	(5)

Income (loss) from continuing operations	174	(60)
Income (loss) from discontinued operations, net of taxes	21	(12)

Net income (loss)	195	(72)
Less: net income from continuing operations attributable to noncontrolling interests	—	—
Less: net income (loss) from discontinued operations attributable to noncontrolling interests	8	(6)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$187	$(66)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$174	$(60)
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common common stockholders	13	(6)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$187	$(66)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$(0.12)

Diluted	$0.34	$(0.12)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.37	$(0.13)

Diluted	$0.37	$(0.13)

Weighted-average common shares outstanding:
Basic	506.0	504.3

Diluted	513.8	504.3

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Net income (loss)	$195	$(72)

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(322)	(320)
Net unrealized gains (losses) on securities with an allowance for credit losses	2	—
Derivatives qualifying as hedges	(419)	753
Foreign currency translation and other adjustments	136	(98)

Total other comprehensive income (loss)	(603)	335

Total comprehensive income (loss)	(408)	263
Less: comprehensive income (loss) attributable to noncontrolling interests	155	(53)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(563)	$316

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended March 31, 2021
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2020	$1	$12,008	$4,425	$1,584	$(2,700)	$15,318	$502	$15,820
Sale of business that included noncontrolling interests	—	—	—	—	—	—	(657)	(657)
Comprehensive income (loss):
Net income	—	—	—	187	—	187	8	195
Other comprehensive income (loss), net of taxes	—	—	(750)	—	—	(750)	147	(603)

Total comprehensive income (loss)						(563)	155	(408)
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	—	3

Balances as of March 31, 2021	$1	$12,011	$3,675	$1,771	$(2,700)	$14,758	$—	$14,758

	Three months ended March 31, 2020
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2019	$1	$11,990	$3,433	$1,461	$(2,700)	$14,185	$447	$14,632
Cumulative effect of change in accounting, net of taxes	—	—	—	(55)	—	(55)	—	(55)
Comprehensive income (loss):
Net loss	—	—	—	(66)	—	(66)	(6)	(72)
Other comprehensive income (loss),net of taxes	—	—	382	—	—	382	(47)	335

Total comprehensive income (loss)						316	(53)	263
Dividends to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	—	3

Balances as of March 31, 2020	$1	$11,993	$3,815	$1,340	$(2,700)	$14,449	$385	$14,834

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from (used by) operating activities:
Net income (loss)	$195	$(72)
Less (income) loss from discontinued operations, net of taxes	(21)	12
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Amortization of fixed maturity securities discounts and premiums	(32)	(39)
Net investment (gains) losses	(33)	99
Charges assessed to policyholders	(159)	(158)
Acquisition costs deferred	(2)	(1)
Amortization of deferred acquisition costs and intangibles	77	108
Deferred income taxes	59	(6)
Derivative instruments, limited partnerships and other	(113)	387
Stock-based compensation expense	11	10
Change in certain assets and liabilities:
Accrued investment income and other assets	(58)	(56)
Insurance reserves	326	328
Current tax liabilities	(4)	—
Other liabilities, policy and contract claims and other policy-related balances	(319)	235
Cash used by operating activities—discontinued operations	(174)	(167)

Net cash from (used by) operating activities	(247)	680

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,031	875
Commercial mortgage loans	129	139
Other invested assets	44	34
Proceeds from sales of investments:
Fixed maturity and equity securities	777	162
Purchases and originations of investments:
Fixed maturity and equity securities	(1,647)	(1,569)
Commercial mortgage loans	(142)	(107)
Other invested assets	(91)	(160)
Short-term investments, net	28	(13)
Policy loans, net	3	9
Proceeds from sale of business, net of cash transferred	270	—
Cash from (used by) investing activities—discontinued operations	(67)	79

Net cash from (used by) investing activities	335	(551)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	176	180
Withdrawals from universal life and investment contracts	(578)	(493)
Redemption of non-recourse funding obligations	—	(315)
Repayment and repurchase of long-term debt	(470)	(420)
Other, net	92	100
Cash used by financing activities—discontinued operations	—	(9)

Net cash used by financing activities	(780)	(957)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1) and $(29)related to discontinued operations)	—	(30)

Net change in cash, cash equivalents and restricted cash	(692)	(858)
Cash, cash equivalents and restricted cash at beginning of period	2,656	3,341

Cash, cash equivalents and restricted cash at end of period	1,964	2,483
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	77

Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,964	$2,406

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
We operate our business through the following three operating segments:

•
U.S. Mortgage Insurance.
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

In addition to our three operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain international mortgage insurance businesses and discontinued operations.
On March 3, 2021, we completed a sale of our entire ownership interest of approximately 52% in Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) through an underwritten agreement. We sold our approximately 214.3 million shares of Genworth Australia for AUD2.28 per share. Our Australian mortgage insurance business, previously the primary business in the Australia Mortgage Insurance segment, is reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 14 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless otherwise indicated, references to the condensed consolidated balance sheets, the condensed consolidated statements of income, the condensed consolidated statements of cash flows and the notes to the condensed consolidated financial statements, exclude amounts related to discontinued operations.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2020 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.
Each reporting period, we assess our ability to continue as a going concern for one year from the date the financial statements are issued. As of March 31, 2021, Genworth Holdings has $697 million of unrestricted cash and cash equivalents. Our evaluation of our ability to meet our financial obligations included the following contractual obligations due within one year from the issue date of our unaudited condensed consolidated financial statements included herein, as well as other conditions and events and their relative significance in relation to our ability to meet our obligations:

•
As of March 31, 2021, Genworth Holdings has outstanding $514 million of its 7.625% senior notes that mature in September 2021. We are currently in compliance with the terms of our debt agreements and interest payments on our senior notes are forecasted to be $101 million for the next twelve months. See note 8 for additional details on our long-term borrowings.

•
As part of the settlement agreement reached in July 2020 regarding the case titled
AXA S.A. v. Genworth Financial International Holdings, LLC et al.,
we issued a secured promissory note to AXA S.A. (“AXA”) that is due in 2022. On March 3, 2021, we repaid the first installment payment to AXA and a portion of the second installment payment from cash proceeds received from the Genworth Australia sale. Over the next year, we expect to pay AXA approximately $25 million consisting of interest on the remaining promissory note, assuming we do not make any additional pre-payments, and a one-time payment on an unrelated liability associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. See note 14 for additional details related to the sale of our former lifestyle protection insurance business and amounts recorded related to discontinued operations.

•
Genworth Holdings received in the first quarter of 2021 intercompany cash tax payments generated primarily from taxable income on investment gains and is expecting additional intercompany cash tax payments in future periods.

•	Until the secured promissory note to AXA is paid, annual dividends above $50 million from our U.S. mortgage insurance subsidiary are subject to mandatory prepayment conditions.
We received net cash proceeds of $370 million from the sale of Genworth Australia in March 2021, of which $247 million was used to prepay a portion of the AXA promissory note, as noted above, including accrued interest. The remaining proceeds, along with Genworth Holdings’ unrestricted cash and cash equivalents, provide

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sufficient liquidity to meet our financial obligations and maintain business operations for one year from the date the financial statements are issued, based on relevant conditions and events that are known and reasonably estimable, including current cash and management actions in the normal course. Accordingly, we no longer need to determine whether our plans alleviate doubt about our ability to meet our financial commitments and obligations within the next year.
The remaining AXA promissory note, including expected future claims, is estimated to be $343 million and is due in

September 2022. In addition, Genworth Holdings has $400 million of senior notes due in both August 2023 and February 2024. To help address these debt obligations beyond the next year and reduce our overall indebtedness, we are actively taking additional steps toward raising capital by preparing for a planned partial sale of our U.S. mortgage insurance business, subject to market conditions, as well as the satisfication of various conditions and approvals.
The impact of the ongoing coronavirus pandemic (“COVID-19”) is very difficult to predict. Its related outcomes and impact on our business and the capital markets, and our ability to raise capital will depend on economic impacts from social, global and political influences as a result of the pandemic, and the shape of the economic recovery, among other factors and uncertainties. While these risks exist, we believe our current liquidity is sufficient to meet our obligations for one year following the issuance of our unaudited condensed consolidated financial statements.
(2) Accounting Changes
Accounting Pronouncements Recently Adopted
On January 1, 2021, we adopted new accounting guidance related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. We adopted this new accounting guidance using the retrospective method or modified retrospective method for certain changes and prospective method for all other changes, which did not have a significant impact on our consolidated financial statements and disclosures.
Accounting Pronouncements Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance that significantly changes the recognition and measurement of long-duration insurance contracts and expands disclosure requirements, which impacts our life insurance deferred acquisition costs (“DAC”) and liabilities. In accordance with the guidance, the more significant changes include:

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
This guidance is effective for us on January 1, 2023 using the modified retrospective method for all topics except for market risk benefits, which is required to be applied using the retrospective method, with early adoption permitted, which we do not intend to elect. Given the nature and extent of the changes to our operations, this guidance is expected to have a significant impact on our consolidated financial statements.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2021	2020
Weighted-average shares used in basic earnings per share calculations	506.0	504.3
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	7.8	—

Weighted-average shares used in diluted earnings (loss) per share calculations (1)	513.8	504.3

Income (loss) from continuing operations:
Income (loss) from continuing operations	$174	$(60)
Less: net income from continuing operations attributable to noncontrolling interests	—	—

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$174	$(60)

Basic per share	$0.35	$(0.12)

Diluted per share	$0.34	$(0.12)

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$21	$(12)
Less: net income (loss) from discontinued operations attributable to noncontrolling interests	8	(6)

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$13	$(6)

Basic per share	$0.02	$(0.01)

Diluted per share	$0.02	$(0.01)

Net income (loss):
Income (loss) from continuing operations	$174	$(60)
Income (loss) from discontinued operations, net of taxes	21	(12)

Net income (loss)	195	(72)
Less: net income (loss) attributable to noncontrolling interests	8	(6)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$187	$(66)

Basic per share	$0.37	$(0.13)

Diluted per share (2)	$0.37	$(0.13)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2021	2020
Fixed maturity securities—taxable	$599	$611
Fixed maturity securities—non-taxable	2	2
Equity securities	3	2
Commercial mortgage loans	78	85
Policy loans	50	49
Other invested assets	89	47
Cash, cash equivalents, restricted cash and short-term investments	—	10

Gross investment income before expenses and fees	821	806
Expenses and fees	(20)	(24)

Net investment income	$801	$782

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2021	2020
Available-for-sale fixed maturity securities:
Realized gains	$7	$2
Realized losses	(3)	—

Net realized gains (losses) on available-for-sale fixed maturity securities	4	2

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(2)	—
Write-down of available-for-sale fixed maturity securities (1)	(1)	—
Net realized gains (losses) on equity securities sold	(5)	—
Net unrealized gains (losses) on equity securities still held	(8)	(12)
Limited partnerships	37	(40)
Commercial mortgage loans	(1)	—
Derivative instruments (2)	8	(48)
Other	1	(1)

Net investment gains (losses)	$33	$(99)

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity investments as of and for the three months ended March 31, 2021:

		Increase from	Increase
		securities	(decrease)		Decrease
		without	from securities		due to change
		allowance in	with allowance		in intent or
	Beginning	previous	in previous	Securities	requirement			Ending
(Amounts in millions)	balance	periods	periods	sold	to sell	Write-offs	Recoveries	balance
Fixed maturity securities:
Non-U.S. corporate	$1	$—	$2	$—	$—	$—	$—	$3
Commercial mortgage-backed	3	—	—	—	—	(3)	—	—

Total available-for-sale fixed maturity securities	$4	$—	$2	$—	$—	$(3)	$—	$3

There was no allowance for credit losses related to our available-for-sale fixed maturity securities as of and for the three months ended March 31, 2020.
(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2021	December 31, 2020
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$6,769	$10,159
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	(5)	(7)
Adjustments to DAC, present value of future profits, sales inducements, benefit reserves and policyholder contract balances	(4,327)	(7,302)
Income taxes, net	(518)	(611)

Net unrealized investment gains (losses)	1,919	2,239
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	—	25

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,919	$2,214

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2021	2020
Beginning balance	$2,214	$1,456
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(3,383)	(1,712)
Adjustment to DAC	(174)	168
Adjustment to present value of future profits	1	(1)
Adjustment to sales inducements	3	36
Adjustment to benefit reserves and policyholder contract balances	3,145	1,108
Provision for income taxes	92	87

Change in unrealized gains (losses) on investment securities	(316)	(314)
Reclassification adjustments to net investment (gains) losses, net of taxes of $1	(4)	(6)

Change in net unrealized investment gains (losses)	(320)	(320)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(25)	(4)

Ending balance	$1,919	$1,140

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of March 31, 2021, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

	Amortized	Gross	Gross	Allowance
	cost or	unrealized	unrealized	for credit	Fair
(Amounts in millions)	cost	gains	losses	losses	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,323	$951	$(1)	$—	$4,273
State and political subdivisions	2,762	384	(11)	—	3,135
Non-U.S. government	749	84	(13)	—	820
U.S. corporate:
Utilities	4,242	644	(13)	—	4,873
Energy	2,551	275	(24)	—	2,802
Finance and insurance	7,785	879	(45)	—	8,619
Consumer—non-cyclical	5,173	904	(11)	—	6,066
Technology and communications	3,254	419	(16)	—	3,657
Industrial	1,366	159	(4)	—	1,521
Capital goods	2,476	377	(8)	—	2,845
Consumer—cyclical	1,740	198	(8)	—	1,930
Transportation	1,171	200	(1)	—	1,370
Other	393	32	(1)	—	424

Total U.S. corporate	30,151	4,087	(131)	—	34,107

Non-U.S. corporate:
Utilities	895	64	(2)	—	957
Energy	1,164	167	(4)	—	1,327
Finance and insurance	2,193	263	(22)	(3)	2,431
Consumer—non-cyclical	661	65	(4)	—	722
Technology and communications	1,062	146	(1)	—	1,207
Industrial	1,018	118	(2)	—	1,134
Capital goods	537	48	(3)	—	582
Consumer—cyclical	356	27	(2)	—	381
Transportation	459	67	(1)	—	525
Other	1,054	166	(1)	—	1,219

Total non-U.S. corporate	9,399	1,131	(42)	(3)	10,485

Residential mortgage-backed	1,600	175	(1)	—	1,774
Commercial mortgage-backed	2,688	121	(15)	—	2,794
Other asset-backed	2,798	48	(3)	—	2,843

Total available-for-sale fixed maturity securities	$53,470	$6,981	$(217)	$(3)	$60,231

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2020, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

	Amortized	Gross	Gross	Allowance
	cost or	unrealized	unrealized	for credit	Fair
(Amounts in millions)	cost	gains	losses	losses	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,401	$1,404	$—	$—	$4,805
State and political subdivisions	2,622	544	(1)	—	3,165
Non-U.S. government	728	130	(4)	—	854
U.S. corporate:
Utilities	4,226	970	(2)	—	5,194
Energy	2,532	367	(16)	—	2,883
Finance and insurance	7,798	1,306	(2)	—	9,102
Consumer—non-cyclical	5,115	1,323	(1)	—	6,437
Technology and communications	3,142	619	—	—	3,761
Industrial	1,370	232	—	—	1,602
Capital goods	2,456	535	—	—	2,991
Consumer—cyclical	1,663	284	—	—	1,947
Transportation	1,198	304	(2)	—	1,500
Other	395	45	—	—	440

Total U.S. corporate	29,895	5,985	(23)	—	35,857

Non-U.S. corporate:
Utilities	838	84	—	—	922
Energy	1,172	209	(1)	—	1,380
Finance and insurance	2,130	353	(6)	(1)	2,476
Consumer—non-cyclical	662	112	(1)	—	773
Technology and communications	1,062	229	—	—	1,291
Industrial	969	159	—	—	1,128
Capital goods	510	67	(1)	—	576
Consumer—cyclical	331	41	(1)	—	371
Transportation	483	88	(1)	—	570
Other	1,088	236	—	—	1,324

Total non-U.S. corporate	9,245	1,578	(11)	(1)	10,811

Residential mortgage-backed	1,698	211	—	—	1,909
Commercial mortgage-backed	2,759	231	(13)	(3)	2,974
Other asset-backed	3,069	55	(4)	—	3,120

Total available-for-sale fixed maturity securities	$53,417	$10,138	$(56)	$(4)	$63,495

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of March 31, 2021:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$30	$(1)	4	$—	$—	—	$30	$(1)	4
State and political subdivisions	354	(11)	68	—	—	—	354	(11)	68
Non-U.S. government	189	(11)	25	16	(2)	1	205	(13)	26
U.S. corporate	2,845	(119)	291	122	(12)	20	2,967	(131)	311
Non-U.S. corporate	876	(35)	102	55	(2)	8	931	(37)	110
Residential mortgage-backed	33	(1)	8	—	—	—	33	(1)	8
Commercial mortgage-backed	385	(10)	48	79	(5)	14	464	(15)	62
Other asset-backed	336	(2)	50	47	(1)	11	383	(3)	61

Total for fixed maturity securities in an unrealized loss position	$5,048	$(190)	596	$319	$(22)	54	$5,367	$(212)	650

% Below cost:
<20% Below cost	$5,041	$(187)	595	$317	$(21)	53	$5,358	$(208)	648
20%-50% Below cost	7	(3)	1	2	(1)	1	9	(4)	2

Total for fixed maturity securities in an unrealized loss position	$5,048	$(190)	596	$319	$(22)	54	$5,367	$(212)	650

Investment grade	$4,759	$(179)	551	$209	$(8)	36	$4,968	$(187)	587
Below investment grade	289	(11)	45	110	(14)	18	399	(25)	63

Total for fixed maturity securities in an unrealized loss position	$5,048	$(190)	596	$319	$(22)	54	$5,367	$(212)	650

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of March 31, 2021:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
U.S. corporate:
Utilities	$240	$(13)	34	$—	$—	—	$240	$(13)	34
Energy	348	(15)	45	70	(9)	12	418	(24)	57
Finance and insurance	980	(45)	87	—	—	—	980	(45)	87
Consumer—non-cyclical	314	(11)	28	—	—	—	314	(11)	28
Technology and communications	371	(15)	39	6	(1)	1	377	(16)	40
Industrial	160	(4)	15	—	—	—	160	(4)	15
Capital goods	166	(7)	16	18	(1)	2	184	(8)	18
Consumer—cyclical	245	(8)	24	—	—	—	245	(8)	24
Transportation	—	—	—	28	(1)	5	28	(1)	5
Other	21	(1)	3	—	—	—	21	(1)	3

Subtotal, U.S. corporate securities	2,845	(119)	291	122	(12)	20	2,967	(131)	311

Non-U.S. corporate:
Utilities	45	(2)	8	—	—	—	45	(2)	8
Energy	101	(3)	11	49	(1)	7	150	(4)	18
Finance and insurance	379	(17)	39	—	—	—	379	(17)	39
Consumer—non-cyclical	80	(3)	8	6	(1)	1	86	(4)	9
Technology and communications	25	(1)	5	—	—	—	25	(1)	5
Industrial	82	(2)	8	—	—	—	82	(2)	8
Capital goods	53	(3)	10	—	—	—	53	(3)	10
Consumer—cyclical	30	(2)	6	—	—	—	30	(2)	6
Transportation	42	(1)	2	—	—	—	42	(1)	2
Other	39	(1)	5	—	—	—	39	(1)	5

Subtotal, non-U.S. corporate securities	876	(35)	102	55	(2)	8	931	(37)	110

Total for corporate securities in an unrealized loss position	$3,721	$(154)	393	$177	$(14)	28	$3,898	$(168)	421

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
The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2020:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
Fixed maturity securities:
State and political subdivisions	$28	$(1)	6	$—	$—	—	$28	$(1)	6
Non-U.S. government	44	(4)	5	—	—	—	44	(4)	5
U.S. corporate	345	(20)	59	33	(3)	4	378	(23)	63
Non-U.S. corporate	145	(4)	32	6	(1)	1	151	(5)	33
Commercial mortgage-backed	227	(11)	34	1	(1)	1	228	(12)	35
Other asset-backed	238	(2)	60	207	(2)	48	445	(4)	108

Total for fixed maturity securities in an unrealized loss position	$1,027	$(42)	196	$247	$(7)	54	$1,274	$(49)	250

% Below cost:
<20% Below cost	$1,017	$(35)	194	$246	$(6)	53	$1,263	$(41)	247
20%-50% Below cost	10	(7)	2	1	(1)	1	11	(8)	3

Total for fixed maturity securities in an unrealized loss position	$1,027	$(42)	196	$247	$(7)	54	$1,274	$(49)	250

Investment grade	$852	$(23)	163	$207	$(2)	48	$1,059	$(25)	211
Below investment grade	175	(19)	33	40	(5)	6	215	(24)	39

Total for fixed maturity securities in an unrealized loss position	$1,027	$(42)	196	$247	$(7)	54	$1,274	$(49)	250

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2020:

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

The scheduled maturity distribution of fixed maturity securities as of March 31, 2021 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	cost or	Fair
(Amounts in millions)	cost	value
Due one year or less	$1,269	$1,291
Due after one year through five years	8,298	8,926
Due after five years through ten years	13,612	14,904
Due after ten years	23,205	27,699

Subtotal	46,384	52,820
Residential mortgage-backed	1,600	1,774
Commercial mortgage-backed	2,688	2,794
Other asset-backed	2,798	2,843

Total	$53,470	$60,231

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2021, securities issued by finance and insurance, consumer—non-cyclical, utilities and technology and communications industry groups represented approximately 25%, 15%, 13% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of March 31, 2021, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2021		December 31, 2020
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Property type:
Retail	$2,541	37%	$2,442	36%
Industrial	1,593	24	1,638	24
Office	1,539	23	1,567	23
Apartments	569	8	529	8
Mixed use	284	4	286	4
Other	261	4	312	5

Subtotal	6,787	100%	6,774	100%

Allowance for credit losses	(32)		(31)

Total	$6,755		$6,743

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2021		December 31, 2020
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Geographic region:
South Atlantic	$1,690	25%	$1,711	25%
Pacific	1,490	22	1,510	22
Middle Atlantic	1,001	15	994	15
Mountain	816	12	781	12
West North Central	463	7	467	7
East North Central	432	6	441	6
West South Central	432	6	423	6
New England	258	4	260	4
East South Central	205	3	187	3

Subtotal	6,787	100%	6,774	100%

Allowance for credit losses	(32)		(31)

Total	$6,755		$6,743

As of March 31, 2021 and December 31, 2020, all of our commercial mortgage loans were current. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K. As of March 31, 2021 and December 31, 2020, we had no commercial mortgage loans on non-accrual status.
During the three months ended March 31, 2021 and the year ended December 31, 2020, we did not have any modifications or extensions that were considered troubled debt restructurings.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of or for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2021	2020
Allowance for credit losses:
Beginning balance	$31	$13
Cumulative effect of change in accounting	—	16
Provision	1	—
Write-offs	—	—
Recoveries	—	—

Ending balance	$32	$29

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of March 31, 2021:

						2016 and
(Amounts in millions)	2021	2020	2019	2018	2017	prior	Total
Debt-to-value:
0% - 50%	$—	$59	$28	$94	$153	$2,279	$2,613
51% - 60%	6	51	84	334	287	836	1,598
61% - 75%	136	429	667	532	278	534	2,576
76% - 100%	—	—	—	—	—	—	—
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$142	$539	$779	$960	$718	$3,649	$6,787

Debt service coverage ratio:
Less than 1.00	$—	$—	$8	$27	$10	$162	$207
1.00 - 1.25	—	53	67	54	42	295	511
1.26 - 1.50	27	82	242	201	60	397	1,009
1.51 - 2.00	106	282	293	444	334	1,186	2,645
Greater than 2.00	9	122	169	234	272	1,609	2,415

Total amortized cost	$142	$539	$779	$960	$718	$3,649	$6,787

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2021
					Greater
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	than 100%	Total
Property type:
Retail	$944	$569	$1,028	$—	$—	$2,541
Industrial	754	384	455	—	—	1,593
Office	508	456	575	—	—	1,539
Apartments	241	85	243	—	—	569
Mixed use	105	42	137	—	—	284
Other	61	62	138	—	—	261

Total amortized cost	$2,613	$1,598	$2,576	$—	$—	$6,787

% of total	38%	24%	38%	—%	—%	100%

Weighted-average debt service coverage ratio	2.39	1.86	1.60	—	—	1.96

	December 31, 2020
					Greater
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	than 100%	Total
Property type:
Retail	$913	$639	$859	$29	$2	$2,442
Industrial	798	351	456	33	—	1,638
Office	523	431	595	18	—	1,567
Apartments	199	86	238	6	—	529
Mixed use	112	47	127	—	—	286
Other	100	74	121	17	—	312

Total amortized cost	$2,645	$1,628	$2,396	$103	$2	$6,774

% of total	39%	24%	35%	2%	—%	100%

Weighted-average debt service coverage ratio	2.40	1.83	1.61	1.49	0.64	1.97

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2021
					Greater
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	than 2.00	Total
Property type:
Retail	$52	$162	$500	$1,063	$764	$2,541
Industrial	21	80	147	582	763	1,593
Office	96	97	171	621	554	1,539
Apartments	8	24	125	226	186	569
Mixed use	5	24	29	129	97	284
Other	25	124	37	24	51	261

Total amortized cost	$207	$511	$1,009	$2,645	$2,415	$6,787

% of total	3%	7%	15%	39%	36%	100%

Weighted-average debt-to-value	57%	61%	62%	57%	44%	53%

	December 31, 2020
					Greater
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	than 2.00	Total
Property type:
Retail	$55	$169	$483	$969	$766	$2,442
Industrial	21	85	143	616	773	1,638
Office	101	99	170	634	563	1,567
Apartments	9	24	126	228	142	529
Mixed use	5	24	29	115	113	286
Other	25	125	41	28	93	312

Total amortized cost	$216	$526	$992	$2,590	$2,450	$6,774

% of total	3%	8%	15%	38%	36%	100%

Weighted-average debt-to-value	57%	62%	62%	57%	44%	53%

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
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of March 31, 2021 and December 31, 2020, the total carrying value of these investments was $1,128 million and $1,018 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
		March 31, 2021	December 31, 2020		March 31, 2021	December 31, 2020
(Amounts in millions)
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$84	$468	Other liabilities	$170	$23
Foreign currency swaps	Other invested assets	—	1	Other liabilities	3	2

Total cash flow hedges		84	469		173	25

Total derivatives designated as hedges		84	469		173	25

Derivatives not designated as hedges
Equity index options	Other invested assets	53	63	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	27	42	Other liabilities	—	1
GMWB embedded derivatives	Reinsurance recoverable (1)	18	26	Policyholder account balances (2)	272	379
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	362	399
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	23	26

Total derivatives not designated as hedges		98	131		657	805

Total derivatives		$182	$600		$830	$830

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

The following tables represent activity associated with derivative instruments as of the dates indicated:

		December 31,		Maturities/	March 31,
(Notional in millions)	Measurement	2020	Additions	terminations	2021
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,178	$—	$(52)	$8,126
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		8,305	—	(52)	8,253

Total derivatives designated as hedges		8,305	—	(52)	8,253

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Equity index options	Notional	2,000	352	(432)	1,920
Financial futures	Notional	1,104	1,008	(1,114)	998
Other foreign currency contracts	Notional	1,186	12	(495)	703

Total derivatives not designated as hedges		8,964	1,372	(2,041)	8,295

Total derivatives		$17,269	$1,372	$(2,093)	$16,548

		December 31,		Maturities/	March 31,
(Number of policies)	Measurement	2020	Additions	terminations	2021
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	23,713	—	(536)	23,177
Fixed index annuity embedded derivatives	Policies	12,778	—	(1,010)	11,768
Indexed universal life embedded derivatives	Policies	842	—	(8)	834
Cash Flow Hedges
Certain derivative instruments are designated as cash flow hedges. The changes in fair value of these instruments are recorded as a component of other comprehensive income (loss) (“OCI”). We designate and account for the following as cash flow hedges when they have met the effectiveness requirements: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iv) forward starting interest rate swaps to hedge against changes in interest rates associated with future fixed rate bond purchases and/or interest income; and (v) other instruments to hedge the cash flows of various forecasted transactions.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended March 31, 2021:

		Gain (loss)
		reclassified into	Classification of gain	Gain (loss)	Classification of gain
	Gain (loss)	net income (loss)	(loss) reclassified into	recognized in	(loss) recognized in
(Amounts in millions)	recognized in OCI	from OCI	net income (loss)	net income (loss)	net income (loss)
Interest rate swaps hedging assets	$(529)	$52	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	44	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(2)	—	Net investment income	—	Net investment gains (losses)

Total	$(487)	$52		$—

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended March 31, 2020:

		Gain (loss)
		reclassified into	Classification of gain	Gain (loss)	Classification of gain
	Gain (loss)	net income (loss)	(loss) reclassified into	recognized in	(loss) recognized in
(Amounts in millions)	recognized in OCI	from OCI	net income (loss)	net income (loss)	net income (loss)
Interest rate swaps hedging assets	$1,041	$43	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	4	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(63)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	17	—	Net investment income	—	Net investment gains (losses)

Total	$995	$47		$—

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2021	2020
Derivatives qualifying as effective accounting hedges as of January 1	$2,211	$2,002
Current period increases (decreases) in fair value, net of deferred taxes of $102 and $(212)	(385)	783
Reclassification to net (income) loss, net of deferred taxes of $18 and $17	(34)	(30)

Derivatives qualifying as effective accounting hedges as of March 31	$1,792	$2,755

The total of derivatives designated as cash flow hedges of $1,792 million, net of taxes, recorded in stockholders’ equity as of March 31, 2021 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

instruments and interest income on future fixed rate bond purchases. Of this amount, $137 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the three months ended March 31, 2021 and 2020, we reclassified $2 million in both periods to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring.
Derivatives Not Designated As Hedges
We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life; and (iii) foreign currency options and forward contracts to mitigate currency risk associated with future dividends, cash payments to AXA under a promissory note reported as discontinued operations and/or other cash flows from certain foreign subsidiaries to our holding company. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity and indexed universal life insurance products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.
The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized
(Amounts in millions)	2021	2020	in net income (loss)
Interest rate swaps	$4	$(10)	Net investment gains (losses)
Equity index options	3	(13)	Net investment gains (losses)
Financial futures	(110)	261	Net investment gains (losses)
Other foreign currency contracts	—	10	Net investment gains (losses)
GMWB embedded derivatives	105	(336)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(4)	32	Net investment gains (losses)
Indexed universal life embedded derivatives	10	4	Net investment gains (losses)

Total derivatives not designated as hedges	$8	$(52)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2021			December 31, 2020
	Derivative	Derivative	Net	Derivative	Derivative	Net
(Amounts in millions)	assets (1)	liabilities (1)	derivatives	assets (1)	liabilities (1)	derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$164	$173	$(9)	$574	$26	$548
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	164	173	(9)	574	26	548
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(50)	(50)	—	(20)	(20)	—
Collateral received	(110)	—	(110)	(401)	—	(401)
Collateral pledged	—	(721)	721	—	(505)	505
Over collateralization	11	598	(587)	2	499	(497)

Net amount	$15	$—	$15	$155	$—	$155

(1)	Does not include amounts related to embedded derivatives as of March 31, 2021 and December 31, 2020.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of March 31, 2021.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 90% of our portfolio was priced using third-party pricing services as of March 31, 2021. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2021:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$4,273	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$3,067	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$820	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$30,480	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$8,160	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,761	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,775	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,747	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,477 million and $749 million, respectively, as of March 31, 2021. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $680 million as of March 31, 2021.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,242 million as of March 31, 2021.

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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of March 31, 2021, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Non-performance risk is integrated into the discount rate used to value GMWB liabilities. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of March 31, 2021 and December 31, 2020, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $50 million and $66 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of March 31, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Fixed index annuity embedded derivatives
We have fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of March 31, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Indexed universal life embedded derivatives
We have indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of March 31, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,273	$—	$4,273	$—	$—
State and political subdivisions	3,135	—	3,067	68	—
Non-U.S. government	820	—	820	—	—
U.S. corporate:
Utilities	4,873	—	4,080	793	—
Energy	2,802	—	2,680	122	—
Finance and insurance	8,619	—	8,022	597	—
Consumer—non-cyclical	6,066	—	5,960	106	—
Technology and communications	3,657	—	3,617	40	—
Industrial	1,521	—	1,501	20	—
Capital goods	2,845	—	2,787	58	—
Consumer—cyclical	1,930	—	1,783	147	—
Transportation	1,370	—	1,303	67	—
Other	424	—	224	200	—

Total U.S. corporate	34,107	—	31,957	2,150	—

Non-U.S. corporate:
Utilities	957	—	582	375	—
Energy	1,327	—	1,084	243	—
Finance and insurance	2,431	—	2,141	290	—
Consumer—non-cyclical	722	—	656	66	—
Technology and communications	1,207	—	1,179	28	—
Industrial	1,134	—	1,041	93	—
Capital goods	582	—	407	175	—
Consumer—cyclical	381	—	237	144	—
Transportation	525	—	443	82	—
Other	1,219	—	1,139	80	—

Total non-U.S. corporate	10,485	—	8,909	1,576	—

Residential mortgage-backed	1,774	—	1,761	13	—
Commercial mortgage-backed	2,794	—	2,775	19	—
Other asset-backed	2,843	—	2,747	96	—

Total fixed maturity securities	60,231	—	56,309	3,922	—

Equity securities	238	135	60	43	—

Other invested assets:
Derivative assets:
Interest rate swaps	84	—	84	—	—
Equity index options	53	—	—	53	—
Other foreign currency contracts	27	—	27	—	—

Total derivative assets	164	—	111	53	—

Securities lending collateral	68	—	68	—	—
Short-term investments	17	—	17	—	—
Limited partnerships	926	—	—	—	926

Total other invested assets	1,175	—	196	53	926

Reinsurance recoverable (2)	18	—	—	18	—
Separate account assets	6,032	6,032	—	—	—

Total assets	$67,694	$6,167	$56,565	$4,036	$926

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,805	$—	$4,805	$—	$—
State and political subdivisions	3,165	—	3,099	66	—
Non-U.S. government	854	—	854	—	—
U.S. corporate:
Utilities	5,194	—	4,352	842	—
Energy	2,883	—	2,755	128	—
Finance and insurance	9,102	—	8,495	607	—
Consumer—non-cyclical	6,437	—	6,328	109	—
Technology and communications	3,761	—	3,714	47	—
Industrial	1,602	—	1,562	40	—
Capital goods	2,991	—	2,931	60	—
Consumer—cyclical	1,947	—	1,797	150	—
Transportation	1,500	—	1,430	70	—
Other	440	—	221	219	—

Total U.S. corporate	35,857	—	33,585	2,272	—

Non-U.S. corporate:
Utilities	922	—	570	352	—
Energy	1,380	—	1,135	245	—
Finance and insurance	2,476	—	2,171	305	—
Consumer—non-cyclical	773	—	706	67	—
Technology and communications	1,291	—	1,263	28	—
Industrial	1,128	—	1,033	95	—
Capital goods	576	—	398	178	—
Consumer—cyclical	371	—	225	146	—
Transportation	570	—	461	109	—
Other	1,324	—	1,241	83	—

Total non-U.S. corporate	10,811	—	9,203	1,608	—

Residential mortgage-backed	1,909	—	1,895	14	—
Commercial mortgage-backed	2,974	—	2,954	20	—
Other asset-backed	3,120	—	3,011	109	—

Total fixed maturity securities	63,495	—	59,406	4,089	—

Equity securities	386	276	59	51	—

Other invested assets:
Derivative assets:
Interest rate swaps	468	—	468	—	—
Foreign currency swaps	1	—	1	—	—
Equity index options	63	—	—	63	—
Other foreign currency contracts	42	—	42	—	—

Total derivative assets	574	—	511	63	—

Securities lending collateral	67	—	67	—	—
Short-term investments	45	25	20	—	—
Limited partnerships	835	—	—	—	835

Total other invested assets	1,521	25	598	63	835

Reinsurance recoverable (2)	26	—	—	26	—
Separate account assets	6,081	6,081	—	—	—

Total assets	$71,509	$6,382	$60,063	$4,229	$835

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2021	Total gains (losses) attributable to assets still held
		Included in						Transfer	Transfer		Included
		net income	Included					into	out of		in net	Included
(Amounts in millions)		(loss)	in OCI	Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)		income (loss)	in OCI
Fixed maturity securities:
State and political subdivisions	$66	$1	$1	$—	$—	$—	$—	$—	$—	$68	$1	$1
U.S. corporate:
Utilities	842	—	(30)	8	—	—	(13)	—	(14)	793	—	(29)
Energy	128	—	(4)	—	—	—	(2)	—	—	122	—	(4)
Finance and insurance	607	—	(22)	18	—	—	(17)	17	(6)	597	—	(22)
Consumer—non-cyclical	109	—	(3)	—	—	—	—	—	—	106	—	(3)
Technology and communications	47	—	(2)	12	—	—	—	4	(21)	40	—	(2)
Industrial	40	—	—	—	—	—	(20)	—	—	20	—	—
Capital goods	60	—	(2)	—	—	—	—	—	—	58	—	(2)
Consumer—cyclical	150	—	(2)	—	—	—	(1)	—	—	147	—	(2)
Transportation	70	—	(1)	—	—	—	(2)	—	—	67	—	(1)
Other	219	—	(2)	—	—	—	(3)	6	(20)	200	—	(1)

Total U.S. corporate	2,272	—	(68)	38	—	—	(58)	27	(61)	2,150	—	(66)

Non-U.S. corporate:
Utilities	352	—	(7)	30	—	—	—	—	—	375	—	(7)
Energy	245	—	(2)	—	—	—	—	—	—	243	—	(2)
Finance and insurance	305	1	(16)	—	—	—	—	—	—	290	1	(16)
Consumer—non-cyclical	67	—	(1)	—	—	—	—	—	—	66	—	(1)
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	95	—	(2)	—	—	—	—	—	—	93	—	(2)
Capital goods	178	—	(3)	—	—	—	—	—	—	175	—	(3)
Consumer—cyclical	146	—	(2)	16	—	—	—	—	(16)	144	—	(2)
Transportation	109	—	(1)	—	—	—	(19)	—	(7)	82	—	(1)
Other	83	—	(2)	—	—	—	(1)	—	—	80	—	(2)

Total non-U.S. corporate	1,608	1	(36)	46	—	—	(20)	—	(23)	1,576	1	(36)

Residential mortgage-backed	14	—	(1)	—	—	—	—	—	—	13	—	—
Commercial mortgage-backed	20	—	(1)	—	—	—	—	—	—	19	—	(2)
Other asset-backed	109	—	—	3	—	—	(4)	2	(14)	96	—	—

Total fixed maturity securities	4,089	2	(105)	87	—	—	(82)	29	(98)	3,922	2	(103)

Equity securities	51	—	—	—	(8)	—	—	—	—	43	—	—

Other invested assets:
Derivative assets:
Equity index options	63	3	—	5	—	—	(18)	—	—	53	2	—

Total derivative assets	63	3	—	5	—	—	(18)	—	—	53	2	—

Total other invested assets	63	3	—	5	—	—	(18)	—	—	53	2	—

Reinsurance recoverable (2)	26	(8)	—	—	—	—	—	—	—	18	(8)	—

Total Level 3 assets	$4,229	$(3)	$(105)	$92	$(8)	$—	$(100)	$29	$(98)	$4,036	$(4)	$(103)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2020	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2020	Total gains (losses) attributable to assets still held
		Included in						Transfer	Transfer		Included
		net income	Included					into	out of		in net	Included
(Amounts in millions)		(loss)	in OCI	Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)		income (loss)	in OCI
Fixed maturity securities:
State and political subdivisions	$102	$1	$(19)	$—	$—	$—	$(1)	$—	$—	$83	$1	$(19)
Non-U.S. government	—	—	—	—	—	—	—	1	—	1	—	—
U.S. corporate:
Utilities	865	—	(25)	—	—	—	—	16	(13)	843	—	(23)
Energy	129	—	(15)	10	(21)	—	(1)	22	—	124	—	(14)
Finance and insurance	572	2	(31)	—	—	—	(12)	—	(21)	510	—	(28)
Consumer—non-cyclical	94	—	(6)	—	—	—	—	—	—	88	—	(6)
Technology and communications	50	—	(4)	20	—	—	—	—	(5)	61	—	(4)
Industrial	40	—	(3)	—	—	—	—	—	—	37	—	(2)
Capital goods	102	—	(8)	—	—	—	(4)	—	—	90	—	(8)
Consumer—cyclical	173	—	(7)	—	—	—	(2)	15	—	179	—	(7)
Transportation	78	—	(4)	—	—	—	(1)	—	(30)	43	—	(1)
Other	136	—	(1)	5	—	—	(2)	—	—	138	—	(1)

Total U.S. corporate	2,239	2	(104)	35	(21)	—	(22)	53	(69)	2,113	—	(94)

Non-U.S. corporate:
Utilities	374	—	(20)	11	—	—	—	21	(31)	355	—	(20)
Energy	247	—	(30)	—	—	—	—	19	—	236	—	(30)
Finance and insurance	234	1	(41)	15	—	—	—	21	(7)	223	1	(40)
Consumer—non-cyclical	59	—	(3)	8	—	—	—	1	(7)	58	—	(3)
Technology and communications	28	—	(1)	—	—	—	—	—	—	27	—	(1)
Industrial	104	—	(7)	—	—	—	(5)	—	—	92	—	(6)
Capital goods	161	1	(11)	—	—	—	(16)	—	—	135	—	(11)
Consumer—cyclical	147	—	(15)	4	—	—	(4)	32	—	164	—	(15)
Transportation	191	—	(9)	—	—	—	—	—	(74)	108	—	(5)
Other	140	—	(9)	—	—	—	(1)	1	—	131	—	(9)

Total non-U.S. corporate	1,685	2	(146)	38	—	—	(26)	95	(119)	1,529	1	(140)

Residential mortgage-backed	27	—	(1)	—	—	—	—	1	(3)	24	—	(1)
Commercial mortgage-backed	6	—	1	—	—	—	—	—	(7)	—	—	—
Other asset-backed	93	—	(4)	6	—	—	(7)	—	(1)	87	—	(5)

Total fixed maturity securities	4,152	5	(273)	79	(21)	—	(56)	150	(199)	3,837	2	(259)

Equity securities	51	—	—	—	(1)	—	—	—	—	50	—	—

Other invested assets:
Derivative assets:
Equity index options	81	(13)	—	11	—	—	(17)	—	—	62	(3)	—

Total derivative assets	81	(13)	—	11	—	—	(17)	—	—	62	(3)	—

Total other invested assets	81	(13)	—	11	—	—	(17)	—	—	62	(3)	—

Reinsurance recoverable (2)	20	26	—	—	—	1	—	—	—	47	26	—

Total Level 3 assets	$4,304	$18	$(273)	$90	$(22)	$1	$(73)	$150	$(199)	$3,996	$25	$(259)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2021	2020
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$2	$5
Net investment gains (losses)	(5)	13

Total	$(3)	$18

Net gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$2	$2
Net investment gains (losses)	(6)	23

Total	$(4)	$25

The amount presented for realized and unrealized gains (losses) included in net income (loss) for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2021:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$745	Credit spreads	65bps - 203bps	141bps
Energy	Internal models	6	Credit spreads	80bps	Not applicable
Finance and insurance	Internal models	590	Credit spreads	60bps - 207bps	137bps
Consumer—non-cyclical	Internal models	106	Credit spreads	70bps - 231bps	140bps
Technology and communications	Internal models	39	Credit spreads	96bps - 162bps	144bps
Industrial	Internal models	20	Credit spreads	113bps - 218bps	173bps
Capital goods	Internal models	58	Credit spreads	82bps - 181bps	135bps
Consumer—cyclical	Internal models	137	Credit spreads	108bps - 175bps	143bps
Transportation	Internal models	56	Credit spreads	60bps - 153bps	110bps
Other	Internal models	179	Credit spreads	82bps - 169bps	106bps

Total U.S. corporate	Internal models	$1,936	Credit spreads	60bps - 231bps	136bps

Non-U.S. corporate:
Utilities	Internal models	$375	Credit spreads	71bps - 203bps	126bps
Energy	Internal models	89	Credit spreads	82bps - 171bps	121bps
Finance and insurance	Internal models	181	Credit spreads	91bps - 138bps	106bps
Consumer—non-cyclical	Internal models	64	Credit spreads	70bps - 138bps	111bps
Technology and communications	Internal models	28	Credit spreads	82bps - 153bps	129bps
Industrial	Internal models	93	Credit spreads	80bps - 172bps	119bps
Capital goods	Internal models	147	Credit spreads	70bps - 178bps	123bps
Consumer—cyclical	Internal models	60	Credit spreads	107bps - 171bps	131bps
Transportation	Internal models	64	Credit spreads	70bps - 171bps	93bps
Other	Internal models	80	Credit spreads	99bps - 400bps	140bps

Total non-U.S. corporate	Internal models	$1,181	Credit spreads	70bps - 400bps	120bps

Derivative assets:
Equity index options	Discounted cash flows	$53	Equity index volatility	6% - 60%	28%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.
Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$272	$—	$—	$272
Fixed index annuity embedded derivatives	362	—	—	362
Indexed universal life embedded derivatives	23	—	—	23

Total policyholder account balances	657	—	—	657

Derivative liabilities:
Interest rate swaps	170	—	170	—
Foreign currency swaps	3	—	3	—

Total derivative liabilities	173	—	173	—

Total liabilities	$830	$—	$173	$657

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$—	$—	$379
Fixed index annuity embedded derivatives	399	—	—	399
Indexed universal life embedded derivatives	26	—	—	26

Total policyholder account balances	804	—	—	804

Derivative liabilities:
Interest rate swaps	23	—	23	—
Foreign currency swaps	2	—	2	—
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	26	—	26	—

Total liabilities	$830	$—	$26	$804

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2021	Total realized and								Ending balance as of March 31, 2021	Total (gains) losses
		unrealized (gains)									attributable to
		losses									liabilities still held
		Included in						Transfer	Transfer		Included
		net (income)	Included					into	out of		in net	Included
(Amounts in millions)		loss	in OCI	Purchases	Sales	Issuances	Settlements	Level 3	Level 3		(income) loss	in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$(113)	$—	$—	$—	$6	$—	$—	$—	$272	$(107)	$—
Fixed index annuity embedded derivatives	399	4	—	—	—	—	(41)	—	—	362	4	—
Indexed universal life embedded derivatives	26	(10)	—	—	—	7	—	—	—	23	(10)	—

Total policyholder account balances	804	(119)	—	—	—	13	(41)	—	—	657	(113)	—

Total Level 3 liabilities	$804	$(119)	$—	$—	$—	$13	$(41)	$—	$—	$657	$(113)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2020	Total realized and								Ending balance as of March 31, 2020	Total (gains) losses
		unrealized (gains)									attributable to
		losses									liabilities still held
		Included in						Transfer	Transfer		Included
		net (income)	Included					into	out of		in net	Included
(Amounts in millions)		loss	in OCI	Purchases	Sales	Issuances	Settlements	Level 3	Level 3		(income) loss	in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$362	$—	$—	$—	$6	$—	$—	$—	$691	$368	$—
Fixed index annuity embedded derivatives	452	(32)	—	—	—	—	(7)	—	—	413	(32)	—
Indexed universal life embedded derivatives	19	(4)	—	—	—	6	—	—	—	21	(4)	—

Total policyholder account balances	794	326	—	—	—	12	(7)	—	—	1,125	332	—

Total Level 3 liabilities	$794	$326	$—	$—	$—	$12	$(7)	$—	$—	$1,125	$332	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2021	2020
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—
Net investment (gains) losses	(119)	326

Total	$(119)	$326

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	(113)	332

Total	$(113)	$332

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2021:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
			Withdrawal utilization rate	58% - 89%	75%
			Lapse rate	2% - 9%	4%
			Non-performance risk (credit spreads)	16bps - 83bps	65bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$272	Equity index volatility	18% - 27%	22%
Fixed index annuity embedded derivatives	Option budget method	$362	Expected future interest credited	—% - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$23	Expected future interest credited	3% - 10%	5%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2021
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,755	$7,168	$—	$—	$7,168
Bank loan investments		(1)	331	339	—	—	339
Liabilities:
Long-term borrowings		(1)	2,922	2,710	—	2,710	—
Investment contracts		(1)	9,904	10,519	—	—	10,519
Other firm commitments:
Commitments to fund limited partnerships	1,192		—	—	—	—	—
Commitments to fund bank loan investments	27		—	—	—	—	—
Ordinary course of business lending commitments	128		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2020
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		(1)	$6,743	$7,145	$—	$—	$7,145
Bank loan investments		(1)	344	354	—	—	354
Liabilities:
Long-term borrowings		(1)	3,403	3,090	—	3,090	—
Investment contracts		(1)	10,276	11,353	—	—	11,353
Other firm commitments:
Commitments to fund limited partnerships	1,090		—	—	—	—	—
Commitments to fund bank loan investments	32		—	—	—	—	—
Ordinary course of business lending commitments	117		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Liability for Policy and Contract Claims
The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the three
	months ended
	March 31,
(Amounts in millions)	2021	2020
Beginning balance	$11,486	$10,750
Less reinsurance recoverables	(2,431)	(2,406)

Net beginning balance	9,055	8,344

Incurred related to insured events of:
Current year	1,054	1,005
Prior years	(229)	(106)

Total incurred	825	899

Paid related to insured events of:
Current year	(197)	(128)
Prior years	(725)	(708)

Total paid	(922)	(836)

Interest on liability for policy and contract claims	101	102
Foreign currency translation	—	(2)

Net ending balance	9,059	8,507
Add reinsurance recoverables	2,356	2,441

Ending balance	$11,415	$10,948

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
For the three months ended March 31, 2021, the favorable development of $229 million related to insured events of prior years was primarily attributable to our long-term care insurance business largely from favorable claim terminations mostly attributable to higher mortality, favorable development on prior year incurred but not reported claims and favorable experience on pending claims that did not become an active claim. These decreases were partially offset by higher reserves of $93 million to account for changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Borrowings
The following table sets forth total long-term borrowings as of the dates indicated:

	March 31,	December 31,
(Amounts in millions)	2021	2020
Genworth Holdings (1)
7.20% Senior Notes, due 2021	$—	$338
7.625% Senior Notes, due 2021	514	660
4.90% Senior Notes, due 2023	400	400
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	2,209	2,693
Bond consent fees	(17)	(19)
Deferred borrowing charges	(9)	(9)

Total Genworth Holdings	2,183	2,665

Genworth Mortgage Holdings, Inc.
6.50% Senior Notes, due 2025 (2)	750	750
Deferred borrowing charges	(11)	(12)

Total Genworth Mortgage Holdings, Inc.	739	738

Total	$2,922	$3,403

(1)
We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(2)
Senior notes issued by Genworth Mortgage Holdings, Inc. (“GMHI”), our wholly-owned U.S. mortgage insurance subsidiary, who has the option to redeem the notes in whole or in part at any time prior to February 15, 2025, by paying a make-whole premium plus accrued and unpaid interest.

Genworth Holdings paid its 7.20% senior notes with a principal balance of $338 million at maturity on February 16, 2021. Genworth Holdings’ 7.20% senior notes were fully redeemed with a cash payment of $350 million, comprised of the outstanding principal balance and accrued interest.
In March 2021, Genworth Holdings repurchased $146 million principal amount of its 7.625% senior notes due in September 2021 for a pre-tax
loss of $4 million and paid accrued interest thereon.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%
Increase (reduction) in rate resulting from:
Swaps terminated prior to the TCJA (1)	4.1	(8.4)
Stock-based compensation	0.2	(2.7)
Nondeductible expenses	0.6	(1.3)
Other, net	(0.6)	(0.9)

Effective rate	25.3%	7.7%

(1)	Tax Cuts and Jobs Act
The increase in the effective tax rate for the three months ended March 31, 2021 was primarily attributable to higher tax expense on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income, in relation to pre-tax
income in the current year. The increase was also attributable to higher stock-based compensation in the prior year in relation to a pre-tax
loss.
(10) Segment Information
We have the following three operating business segments: U.S. Mortgage Insurance; U.S. Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of non-strategic
products which have not been actively sold since 2011). In addition to our three operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain international mortgage insurance businesses and discontinued operations.
We tax our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.
The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year.
We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax
effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), gains

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) assume a 21% tax rate. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.
We repurchased $146 million and $14 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain (loss) of $(4) million and $1 million in the first quarters of 2021 and 2020, respectively. In January 2020, we paid a pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont Life Insurance Company I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse
funding obligations originally due in 2050 resulting in a
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs. These transactions were excluded from adjusted operating income as they relate to gains (losses) on the early extinguishment of debt.
We recorded a
pre-tax
expense of $21 million and $1 million in the first quarters of 2021 and 2020, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2021	2020
Revenues:
U.S. Mortgage Insurance segment	$288	$261
U.S. Life Insurance segment:
Long-term care insurance	1,140	1,006
Life insurance	348	348
Fixed annuities	132	133

U.S. Life Insurance segment	1,620	1,487

Runoff segment	76	7
Corporate and Other activities	1	54

Total revenues	$1,985	$1,809

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

	Three months ended
	March 31,
(Amounts in millions)	2021	2020
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$187	$(66)
Add: net income from continuing operations attributable to noncontrolling interests	—	—
Add: net income (loss) from discontinued operations attributable to noncontrolling interests	8	(6)

Net income (loss)	195	(72)
Less: income (loss) from discontinued operations, net of taxes	21	(12)

Income (loss) from continuing operations	174	(60)
Less: net income from continuing operations attributable to noncontrolling interests	—	—

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	174	(60)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(33)	88
Losses on early extinguishment of debt	4	12
Expenses related to restructuring	21	1
Taxes on adjustments	2	(21)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$168	$20

(1)	For the three months ended March 31, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(11) million.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
	March 31,
(Amounts in millions)	2021	2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance segment	$126	$148
U.S. Life Insurance segment:
Long-term care insurance	95	1
Life insurance	(63)	(77)
Fixed annuities	30	6

U.S. Life Insurance segment	62	(70)

Runoff segment	12	(13)
Corporate and Other activities	(32)	(45)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$168	$20

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

	March 31,	December 31,
(Amounts in millions)	2021	2020
Assets:
U.S. Mortgage Insurance segment	$5,683	$5,627
U.S. Life Insurance segment	80,352	84,671
Runoff segment	9,521	9,735
Corporate and Other activities	3,002	2,897

Segment assets from continuing operations	98,558	102,930
Assets related to discontinued operations	—	2,817

Total assets	$98,558	$105,747

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
Litigation
. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s former Australian mortgage insurance business, including our plans for an IPO of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the Court may deem proper. The amended consolidated complaint also added Genworth’s then current chief financial officer as a defendant, based on alleged conduct in her former capacity as Genworth’s controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016. Thereafter, plaintiffs filed a substantially similar second amended complaint which we moved to dismiss on September 16, 2016. The motion is fully briefed and awaiting disposition by the Court. The action was stayed pending the outcome of the proposed China Oceanwide transaction. On January 14, 2021, the parties submitted a joint letter to the Court requesting that the action remain stayed until April 15, 2021, or until the closing or termination of the merger in the event the merger closed or was terminated prior to April 15, 2021. On April 6, 2021, Genworth Financial terminated the proposed China Oceanwide transaction, thereby lifting the stay. We intend to vigorously defend this action.
In October 2016, Genworth Financial, its current chie
f
executive officer, its former chief executive officer, its then current chief financial officer, its then former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by Esther Chopp in the Court of Chancery of the State of Delaware. The case is captioned
Chopp v. McInerney, et al
. The complaint alleges that Genworth’s board of directors wrongfully refused plaintiff’s demand to commence litigation on behalf of Genworth and asserts claims for breaches of fiduciary duties, waste, contribution and indemnification, and unjust enrichment concerning Genworth’s long-term care insurance reserves and concerning Genworth’s former Australian mortgage insurance business, including our plans for an IPO of the business, and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the Court may deem proper. We filed a motion to dismiss on November 14, 2016. The action was stayed pending the outcome of the proposed China Oceanwide

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transaction. On January 14, 2021, the parties submitted a joint letter to the Court requesting that the action remain stayed until April 15, 2021, or until the closing or termination of the merger in the event the merger closed or was terminated prior to April 15, 2021. On April 6, 2021, Genworth Financial terminated the proposed China Oceanwide transaction, thereby lifting the stay. We intend to vigorously defend this action.
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
In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, Genworth Financial International Holdings, LLC (“GFIH”) and Genworth Life Insurance Company (“GLIC”) were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned
Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth MI Canada Inc. (“Genworth Canada”) from being transferred out of GFIH. On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief from their August 7, 2019 motion with an exception that allowed GFIH to transfer $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay-off
of a senior secured term loan facility (“Term Loan”) dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019, and plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividends GLIC paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to $15 million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. On March 27, 2020, we filed our answer to plaintiffs’ amended complaint. We intend to continue to vigorously defend this action.
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
In January 2021, GLIC and Genworth Life Insurance Company of New York were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Judy Halcom, Hugh Penson, Harold Cherry, and Richard Landino, individually, and on behalf of all others similarly situated v. Genworth Life Insurance Company and Genworth Life Insurance Company of New York
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. The trial is scheduled to commence on June 1, 2022. We intend to vigorously defend this action.
In January 2021, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the District of Oregon captioned
Patsy H.
McMillan, Individually and On Behalf Of All Others Similarly Situated, v. Genworth Life and Annuity Insurance Company
. Plaintiff seeks to represent life insurance policyholders, alleging that GLAIC impermissibly calculated cost of insurance rates to be higher than that permitted by her policy. The complaint asserts claims for breach of

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. On April 5, 2021, we filed an answer to the plaintiff’s complaint. We intend to continue to vigorously defend this action.
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
(b) Commitments
As of March 31, 2021, we were committed to fund $1,192 million in limited partnership investments, $63 million in U.S. commercial mortgage loan investments and $65 million in private placement investments. As of March 31, 2021, we were also committed to fund $27 million of bank loan investments which had not yet been drawn.
(12) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

	Net		Foreign
	unrealized		currency
	investment	Derivatives	translation
	gains	qualifying as	and other
(Amounts in millions)	(losses) (1)	hedges (2)	adjustments	Total
Balances as of January 1, 2021	$2,214	$2,211	$—	$4,425
OCI before reclassifications	(316)	(385)	136	(565)
Amounts reclassified from (to) OCI	(4)	(34)	—	(38)

Current period OCI	(320)	(419)	136	(603)

Balances as of March 31, 2021 before noncontrolling interests	1,894	1,792	136	3,822

Less: change in OCI attributable to noncontrolling interests	(25)	—	172	147

Balances as of March 31, 2021	$1,919	$1,792	$(36)	$3,675

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Net		Foreign
	unrealized		currency
	investment	Derivatives	translation
	gains	qualifying as	and other
(Amounts in millions)	(losses) (1)	hedges (2)	adjustments	Total
Balances as of January 1, 2020	$1,456	$2,002	$(25)	$3,433
OCI before reclassifications	(314)	783	(98)	371
Amounts reclassified from (to) OCI	(6)	(30)	—	(36)

Current period OCI	(320)	753	(98)	335

Balances as of March 31, 2020 before noncontrolling interests	1,136	2,755	(123)	3,768

Less: change in OCI attributable to noncontrolling interests	(4)	—	(43)	(47)

Balances as of March 31, 2020	$1,140	$2,755	$(80)	$3,815

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.
The foreign currency translation and other adjustments balance in the charts above included $(15) million, net of taxes of $4 million, related to a net unrecognized postretirement benefit obligation as of March 31, 2021. The balance also included taxes of $(1) million and $23 million, respectively, related to foreign currency translation adjustments as of March 31, 2021 and 2020.
The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income		Affected line item in the consolidated statements of income
	Three months ended March 31,
(Amounts in millions)	2021	2020
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(5)	$(7)	Net investment (gains) losses
Income taxes	1	1	Provision for income taxes

Total	$(4)	$(6)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(52)	$(43)	Net investment income
Interest rate swaps hedging assets	—	(4)	Net investment (gains) losses
Income taxes	18	17	Provision for income taxes

Total	$(34)	$(30)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.
(13) Noncontrolling Interests
Prior to the sale of Genworth Australia on March 3, 2021, we held approximately 52% of its common shares on a consolidated basis through subsidiaries and accounted for the portion attributable to noncontrolling interests

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as a component of total equity. Upon sale closing, we deconsolidated Genworth Australia, which included the de-
recognition
of the carrying value of ownership interest attributable to noncontrolling interests of $500 million from total equity in our consolidated balance sheet as of March 31, 2021.
(14) Discontinued Operations
As discussed in note 1, on March 3, 2021, we completed the sale of Genworth Australia through an underwritten agreement and received approximately AUD483 million ($370 million) in net cash proceeds. In the first quarter of 2021, we recognized an after-tax
loss on sale of $3 million. The following table provides a summary of the loss on sale for the three months ended March 31, 2021 recorded in connection with the disposition of Genworth Australia:

(Amounts in millions)
Net cash proceeds	$370
Add: carrying value of noncontrolling interests (1)	657

Total adjusted consideration (2)	1,027

Carrying value of the disposal group before accumulated other comprehensive (income) loss	1,040
Add: total accumulated other comprehensive (income) loss of disposal group (3)	109

Total adjusted carrying value of the disposal group	1,149

Pre-tax loss on sale	(122)
Tax benefit on sale	119

After-tax loss on sale	$(3)

(1)
In accordance with accounting guidance on the deconsolidation of a subsidiary or group of assets, the carrying amount of any noncontrolling interests in the subsidiary sold (adjusted to reflect amounts in accumulated other comprehensive income (loss) recognized upon final disposition) is added to the total fair value of the consideration received.

(2)	Represents the aggregate of the net cash proceeds received upon sale closing plus the adjusted carrying amount of noncontrolling interests in the subsidiary sold.
(3)
Consists primarily of $160 million of cumulative losses on foreign currency translation adjustments, partially offset by cumulative unrealized investment gains of $29 million and deferred tax gains of $22 million.

In addition, we recorded an
after-tax
favorable adjustment of $11 million in the first quarter of 2021 associated with a refinement to our tax matters agreement liability.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The assets and liabilities related to Genworth Australia were segregated in our condensed consolidated balance sheet until deconsolidation. The major asset and liability categories of Genworth Australia were as follows for the periods indicated:

(Amounts in millions)	March 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$2,295
Equity securities, at fair value	—	90
Other invested assets	—	154

Total investments	—	2,539
Cash, cash equivalents and restricted cash	—	95
Accrued investment income	—	16
Deferred acquisition costs	—	42
Intangible assets	—	43
Other assets	—	40
Deferred tax asset	—	42

Assets related to discontinued operations	$—	$2,817

Liabilities
Liability for policy and contract claims	$—	$331
Unearned premiums	—	1,193
Other liabilities	—	104
Long-term borrowings	—	145

Liabilities related to discontinued operations	$—	$1,773

Deferred tax assets and liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in assets or liabilities of continuing operations and not reflected in assets or liabilities related to discontinued operations.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of operating results related to Genworth Australia reported as discontinued operations was as follows for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2021	2020
Revenues:
Premiums	$51	$69
Net investment income	4	11
Net investment gains (losses)	(5)	(53)
Policy fees and other income	—	1

Total revenues	50	28

Benefits and expenses:
Benefits and other changes in policy reserves	11	24
Acquisition and operating expenses, net of deferrals	7	12
Amortization of deferred acquisition costs and intangibles	6	8
Interest expense	1	1

Total benefits and expenses	25	45

Income (loss) before income taxes and loss on sale (1)	25	(17)
Provision (benefit) for income taxes	7	(5)

Income (loss) before loss on sale	18	(12)
Loss on sale, net of taxes	(3)	—

Income (loss) from discontinued operations, net of taxes	15	(12)

Less: net income (loss) from discontinued operations attributable to noncontrolling interests	8	(6)

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$7	$(6)

(1)
The three months ended March 31, 2021 and 2020, include
pre-tax
income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $13 million and $(9) million, respectively.

Lifestyle protection insurance
On December 1, 2015, we completed the sale of our lifestyle protection insurance business to AXA. In 2017, AXA sued us for damages on an indemnity in the 2015 agreement related to alleged remediation it paid to customers who purchased payment protection insurance (“PPI”). On July 20, 2020, we reached a settlement agreement related to losses incurred from mis-selling
complaints on policies sold from 1970 through 2004. As part of the settlement agreement, we agreed to make payments for certain PPI mis-selling
claims, along with a significant portion of future claims that are still being processed. Under the settlement agreement, we issued a secured promissory note to AXA, in which we agreed to make deferred cash payments in two installments in June 2022 and September 2022. Future claims that are still being processed will be added to the September 2022 installment payment.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts owed to AXA under the settlement agreement, which are reflected as liabilities related to discontinued operations in our condensed consolidated balance sheets as of the periods presented:

(Amounts in millions)	British Pounds		U.S. Dollar
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Installment payments due to AXA:
June 2022:
Beginning balance	£159	£159	$217	$217
Prepayments (1)	(159)	—	(217)	—

Ending balance	—	159	—	217

September 2022:
Beginning balance	187	158	256	217
Prepayments (1)	(17)	—	(28)	—
Amounts billed as future losses	35	29	47	39
Foreign exchange and other	—	—	8	—

Ending balance	205	187	283	256

Total amounts due under the promissory note	205	346	283	473
Future claims:
Estimated beginning balance	79	107	108	146
Change in estimated future claims	—	1	—	1
Less: Amounts billed	(35)	(29)	(47)	(39)
Foreign exchange and other	—	—	(1)	—

Estimated future billings	44	79	60	108

Total amounts due to AXA under the settlement agreement (2)	£249	£425	$343	$581

(1)
On March 3, 2021, we completed the sale of Genworth Australia and received net proceeds of approximately AUD483 million ($370 million). The sale of Genworth Australia resulted in a mandatory principal payment of approximately £176 million ($245 million) related to our outstanding secured promissory note issued to AXA, dated as of July 20, 2020, as amended by the parties in connection with the Genworth Australia sale.

(2)
Amounts exclude accrued interest on the promissory note and certain other expenses. As of March 31, 2021, due principally to the mandatory payment made in connection with the Genworth Australia sale, including approximately $2 million of accrued interest, we reduced the amount of accrued interest payable on the promissory note resulting in a reduction in the total amount owed to AXA of approximately $4 million.

An
after-tax
loss of $1 million and $— related to the settlement is included in income (loss) from discontinued operations for the three months ended March 31, 2021 and 2020, respectively. The after-tax
loss for the three months ended March 31, 2021 is comprised of foreign currency remeasurement losses, mostly offset by derivative hedge gains associated with foreign currency forward contracts entered into to mitigate our exposure to the installment payments made in British Pounds and a reduction in interest expense. In connection with our prepayment of the promissory note, interest now accrues at a fixed rate of 2.75% and is due quarterly.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

To secure our obligation under the amended promissory note, we granted a 19.9% security interest in the outstanding common stock of GMHI to AXA. AXA does not have the right to sell or repledge the collateral and is not entitled to any voting rights. The collateral will be released back to us upon full repayment of the promissory note. Accordingly, the collateral arrangement has no impact on our consolidated financial statements. In the event AXA recovers amounts from third parties related to the mis-selling
losses, including from the distributor responsible for the sale of the policies, we have certain rights to share in those recoveries to recoup payments for the underlying mis-selling
losses. As of March 31, 2021, we have not recorded any amounts associated with recoveries from third parties.
The promissory note is also subject to certain mandatory prepayments upon the occurrence of:

•	the consummation of certain qualifying debt transactions in which total gross proceeds of at least $750 million are raised;

•	the consummation of certain qualifying equity issuances or dispositions with respect to GMHI, or any of our subsidiaries, in which total net cash proceeds of at least $475 million are raised;

•	certain dispositions of our U.S. mortgage insurance business;

•	transactions involving a change of control of Genworth; and

•	receipt of dividends and sale proceeds from GMHI above certain threshold amounts.
The promissory note also contains certain negative and affirmative covenants, restrictions imposed on the collateral, representations and warranties and customary events of default.
In addition to the promissory note, we also have an unrelated liability that is owed to AXA associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. As of March 31, 2021 and December 31, 2020, the balance of the liability is $21 million and $16 million, respectively, and is included as liabilities related to discontinued operations in our condensed consolidated balance sheets. The after-tax
impact from the increase in the liability of $4
million was reflected as a loss from discontinued operations for the three months ended March 31, 2021.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2020 Annual Report on Form
10-K.
References to “Genworth Financial,” “Genworth,” the “Company,” “we” or “our” herein are, unless the context otherwise requires, to Genworth Financial, Inc. on a consolidated basis.
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to transactions we are pursuing to address our near-term liabilities and financial obligations, which may include additional debt financing and/or a transaction to sell a percentage of our ownership interests in our U.S. mortgage insurance business, as well as statements we make regarding the potential impacts of the coronavirus pandemic
(“COVID-19”).
Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•
we may be unable to successfully execute strategic plans to effectively address our current business challenges including: our inability to successfully execute on any of our strategic plans to effectively address our current business challenges (including addressing our debt maturities and other near-term liabilities and financial obligations, reducing costs, stabilizing our U.S. life insurance businesses without additional capital contributions, and improving overall capital and ratings); the risk that the impacts of or uncertainty created by
COVID-19
delay or hinder alternative transactions or otherwise make alternative transactions less attractive; the ability to pursue alternative strategic transactions; our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue (including a planned partial sale of our U.S. mortgage insurance business) in each case, in a timely manner and on anticipated terms; an inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, debt issuances, securities offerings or otherwise, in each case as and when required; a failure to obtain any required regulatory, stockholder, noteholder approvals and/or other third-party approvals or consents for such alternative strategic transactions; our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; an inability to achieve anticipated cost-savings in a timely manner; and adverse tax or accounting charges;

•
risks related to the termination of the China Oceanwide transaction including: the risk that our decision to terminate the merger agreement with China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”) may adversely affect our business and the price of our common stock; greater difficulty in executing alternative transactions to effectively address our near-term liabilities and financial obligations, including the risks that we will be unable to raise additional debt financing and/or sell a percentage of our ownership interest in our U.S. mortgage insurance business to repay/refinance future debt maturities and the promissory note to AXA S.A. (“AXA”); potential legal proceedings may be instituted against us in connection with the termination of the China Oceanwide transaction; potential adverse reactions or changes to our business relationships with clients, employees, suppliers or other parties or other business uncertainties resulting from the termination of the China Oceanwide transaction, including but not limited to such changes that could affect our financial performance; the possibility that we may be unable to pursue potential future opportunities with China Oceanwide to offer insurance products in China; continued availability of capital and financing to us under acceptable terms; further rating agency actions and downgrades in our credit or financial strength ratings; the inability to reduce costs due to the termination of the China Oceanwide transaction, including in connection with any proposed resource alignment; and our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected due to the termination of the China Oceanwide transaction;

•
risks relating to estimates, assumptions and valuations
including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make in the future to our assumptions, methodologies or otherwise in connection with periodic or other reviews); risks related to the impact of our annual review of assumptions and methodologies related to our long-term care insurance claim reserves and margin reviews, including risks that additional information obtained in the future or other changes to assumptions or methodologies materially affect margins; the inability to accurately estimate the impacts of
COVID-19;
inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any future changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); and changes in valuation of fixed maturity and equity securities;

•
liquidity, financial strength ratings, credit and counterparty risks including: insufficient internal sources to meet liquidity needs and limited or no access to capital; an inability to obtain further financing, either by raising capital through issuing additional debt or equity and/or selling a percentage of our ownership interest in our U.S. mortgage insurance business, including a planned partial sale of our U.S. mortgage insurance business and/or the issuance of debt, convertible or equity-linked securities, prior to our future debt maturities, or ability to obtain a secured term loan or credit facility; the impact on holding company liquidity caused by the inability to receive dividends or other returns of capital from our U.S. mortgage insurance business as a result of
COVID-19;
the impact of increased leverage as a result of the AXA settlement and related restrictions; continued availability of capital and financing; future adverse rating agency actions against us or our U.S. mortgage insurance subsidiary, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade, all of which could have adverse implications, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; defaults on our commercial mortgage loans; defaults on mortgage loans or other assets underlying our investments in our mortgage and asset-backed securities and volatility in performance;

•
risks relating to economic, market and political conditions
including: downturns and volatility in global economies and equity and credit markets, including as a result of prolonged unemployment, a sustained low interest rate environment and other displacements caused by
COVID-19;
interest rates and changes in rates have adversely impacted, and may continue to materially adversely impact our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in our U.S. mortgage insurance business; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•
regulatory and legal risks
including: extensive regulation of our businesses and changes in applicable laws and regulations (including changes to tax laws and regulations); litigation and regulatory investigations or other actions; dependence on dividends and other distributions from our subsidiaries, particularly our U.S. mortgage insurance subsidiaries, and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries, heightened regulatory restrictions resulting from
COVID-19,
and other insurance, regulatory or corporate law restrictions; the inability to successfully seek in-force
rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business, including as a result of
COVID-19;
adverse change in regulatory requirements, including risk-based capital; inability to continue to maintain the private mortgage insurer eligibility requirements (“PMIERs”); risks on our U.S. mortgage insurance subsidiary’s ability to pay our holding company dividends as a result of the government-sponsored enterprises (“GSEs”) amendments to PMIERs in response to
COVID-19
or other restrictions that the GSEs may place on the ability of our U.S. mortgage insurance subsidiary to pay dividends to our holding company in connection with a planned partial sale; the impact on capital levels of increased delinquencies caused by
COVID-19;
inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our U.S. mortgage insurance business; additional restrictions placed on our U.S. mortgage insurance business by government and government-owned and the GSEs in connection with a new debt financing and/or sale of a percentage of our ownership interests therein; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; changes in tax laws; and changes in accounting and reporting standards;

•
operational risks
including: the inability to retain, attract and motivate qualified employees or senior management; the impact on processes caused by shelter-in-place
or other governmental restrictions imposed as a result of
COVID-19;
reliance on, and loss of, key customer or distribution relationships; the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations; and failure or any compromise of the security of our computer systems, disaster recovery systems, business continuity plans and failures to safeguard or breaches of confidential information;

•
insurance and product-related risks
including: our inability to increase premiums and reduce benefits sufficiently, and in a timely manner, on our in-force
long-term care insurance policies, in each case, as currently anticipated and as may be required from time to time in the future (including as a result of a delay or failure to obtain any necessary regulatory approvals, including as a result of
COVID-19,
or unwillingness or inability of policyholders to pay increased premiums and/or accept reduced benefits), including to offset any negative impact on our long-term care insurance margins; availability, affordability and adequacy of reinsurance to protect us against losses; decreases in the volume of mortgage originations or increases in mortgage insurance cancellations; increases in the use of alternatives to private mortgage insurance and reductions in the level of coverage selected; potential liabilities in connection with our U.S. contract underwriting services; and medical advances, such as genetic research and diagnostic imaging, and related legislation that impact policyholder behavior in ways adverse to us;

•	other risks including: the occurrence of natural or man-made disasters or a pandemic, similar to COVID-19, could materially adversely affect our financial condition and results of operations.
We provide additional information regarding these risks and uncertainties in the Definitive Proxy Statement, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 25, 2017, and our Annual Report on Form
10-K,
filed with the SEC on February 26, 2021. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Accordingly, for the foregoing reasons, we caution you against relying on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable securities laws.

Strategic Update
We continue to focus on executing our strategic plan to raise liquidity to address our future debt maturities, other near-term liabilities and financial obligations and create long-term shareholder value. Our plan builds on actions we have taken over the last several years to strengthen our financial position, including the sale of Genworth MI Canada Inc., our former Canada mortgage insurance business, the completion of a debt offering through our wholly-owned U.S. mortgage insurance subsidiary, Genworth Mortgage Holdings, Inc. (“GMHI”), the settlement agreement reached with AXA and most recently, the sale of Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), our former Australian mortgage insurance business.
We remain focused on preparing for a planned partial sale of our U.S. mortgage insurance business, subject to market conditions, as well as the satisfaction of various conditions and approvals. We also remain open to other potential strategic alternatives to address our future holding company debt maturities and financial obligations. In assessing our strategic options, we are considering, among other factors, the level of, and restrictions contained in, our existing indebtedness, tax considerations, the views of regulators and rating agencies, and the performance and prospects of our businesses. In addition, we have taken steps, and may take additional actions to align our expense structure with our reduced business activities. Expense reduction initiatives completed to date are anticipated to result in annualized savings of approximately $50 million.
China Oceanwide Transaction
On October 21, 2016, Genworth Financial, Inc. (“Genworth”) entered into an agreement and plan of merger (the “Merger Agreement”) with Asia Pacific Global Capital Co., Ltd., a limited liability company incorporated in the People’s Republic of China and a subsidiary of China Oceanwide, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and a direct, wholly-owned subsidiary of Asia Pacific Insurance USA Holdings LLC (“Asia Pacific Insurance”), which is a Delaware limited liability company and owned by China Oceanwide, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub would merge with and into Genworth with Genworth surviving the merger as a direct, wholly-owned subsidiary of Asia Pacific Insurance.
On January 4, 2021, Genworth announced that an extension of the then current December 31, 2020 Merger Agreement end date would not be sought given uncertainty around the completion and timing of the remaining steps required to close the transaction. The Merger Agreement between Genworth and China Oceanwide remained in effect at that time, although either party was able to terminate the Merger Agreement. On April 6, 2021, Genworth’s Board of Directors determined to terminate the Merger Agreement, based on its belief that China Oceanwide would not be able to close the transaction within a reasonable timeframe and in order for Genworth to pursue its strategic plan without restriction and without uncertainty regarding its ultimate ownership. In spite of the Merger Agreement termination, we continue to believe that there are significant opportunities to address critical societal needs outside the United States by bringing long-term care insurance solutions to the aging population in China.
Ongoing Priorities
Stabilizing our U.S. life insurance businesses continues to be one of our long-term goals. We will continue to execute this objective primarily through our multi-year long-term care insurance in-force
rate action plan. Premium rate increases and associated benefit reductions on our legacy long-term care insurance policies are critical to the business. We continue to manage our U.S. life insurance businesses on a standalone basis. Going forward, the U.S. life insurance businesses will continue to rely on their consolidated statutory capital, significant claim and future policy benefit reserves, prudent management of its in-force
blocks and actuarially justified
in-force
rate actions to satisfy obligations to its policyholders. Our U.S. life insurance business continued to make strong progress on its multi-year rate action plan, receiving approvals of approximately $157 million of incremental annual premiums during the first quarter of 2021. In aggregate, we estimate that we have achieved approximately $15.2 billion, on a net present value basis, of approved
in-force
rate increases since 2012. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims.
Executive Summary of Financial Results
Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated.
After-tax
amounts assume a tax rate of 21%.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

•
We had net income available to Genworth Financial, Inc.’s common stockholders of $187 million for the three months ended March 31, 2021 compared to a net loss of $66 million for the three months ended March 31, 2020. We had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $168 million and $20 million for the three months ended March 31, 2021 and 2020, respectively.

•
Our U.S. Mortgage Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $126 million and $148 million for the three months ended March 31, 2021 and 2020, respectively. The decrease was primarily from higher losses largely from new delinquencies driven primarily by an increase in borrower forbearance as a result of
COVID-19,
reserve strengthening of $8 million on
pre-COVID-19
delinquencies and lower net benefits from cures and aging of existing delinquencies in the current year. The decrease was also driven by interest expense associated with senior notes issued in August 2020 and higher operating costs in the current year. These decreases were partially offset by higher premiums mainly attributable to higher insurance in-force
and an increase in policy cancellations in our single premium mortgage insurance product, partially offset by higher ceded premiums and lower average premium rates in the current year.

•
Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $62 million in the current year compared to an adjusted operating loss of $70 million in the prior year.

•
Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $95 million and $1 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily from higher claim terminations driven mostly by higher mortality, as well as favorable development on incurred but not reported (“IBNR”) claims and higher investment income in the current year. We also increased reserves by $76 million in the current year to account for changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary.

•
Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $63 million and $77 for the three months ended March 31, 2021 and 2020, respectively. The decrease in the loss was mainly attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block entering its post-level premium period and from lower lapses primarily associated with our large
20-year
term life insurance block written in the end of 2000 as it entered its post-level premium period following the
60-day
grace period, partially offset by higher mortality in our universal and term universal life insurance products and a DAC impairment of $17 million in our universal life insurance products in the current year.

•
Our fixed annuities business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $30 million and $6 for the three months ended March 31, 2021 and 2020, respectively. The increase was mainly attributable to lower reserves and DAC amortization in our fixed indexed annuities driven by favorable equity market and interest rate changes in the current year and higher mortality in our single premium immediate annuities.

•
Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $12 million for the three months ended March 31, 2021 compared to an adjusted operating loss of $13 million for the three months ended March 31, 2020. The increase to income in the current year from a loss in the prior year was predominantly due to favorable equity market and interest rate performance in the current year.

•
Corporate and Other activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $32 million and $45 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in the loss was primarily related to lower operating costs and interest expense in the current year.

Other Significant Developments
The periods under review include, among others, the following significant developments.
U.S. Mortgage Insurance

•
Incurred losses.
Incurred losses were $55 million for the three months ended March 31, 2021, an increase of $36 million compared to the three months ended March 31, 2020. The increase was largely from higher new delinquencies in the first quarter of 2021 primarily from an increase in borrower forbearance as a result of
COVID-19.
We also strengthened reserves by $10 million during the first quarter of 2021 primarily due to our expectation that pre-COVID-19
delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures to date. In addition, we experienced lower net benefits from cures and aging of existing delinquencies in the first quarter of 2021. New primary delinquencies of 10,053 contributed $44 million of loss expense for the three months ended March 31, 2021 compared to $27 million of loss expense from 8,114 new primary delinquencies in the first quarter of 2021.

•
Borrower forbearance.
Approximately 54% of our primary new delinquencies in the first quarter of 2021 were subject to a forbearance plan as compared to less than 5% in recent quarters prior to
COVID-19.
Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended the first quarter of 2021 with approximately 4.9% or 45,263 of our active primary policies reported in a forbearance plan, of which approximately 64% were reported as delinquent.

•
PMIERs compliance.
On December 4, 2020, the GSEs issued both temporary and permanent amendments to PMIERs, which became effective retroactively on June 30, 2020. For loans that became non-performing
due to a
COVID-19
hardship, PMIERs was temporarily amended with respect to each non-performing
loan. As of March 31, 2021, our U.S. mortgage insurance business had estimated available assets of $4,769 million against $3,005 million net required assets under PMIERs compared to available assets of $4,588 million against $3,359 million net required assets as of December 31, 2020. The sufficiency ratio as of March 31, 2021 was 159% or $1,764 million above the published PMIERs requirements, compared to 137% or $1,229 million above the published PMIERs requirements as of December 31, 2020. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to GSE restrictions imposed on our U.S. mortgage insurance business. The increase in the PMIERs sufficiency was driven in part by the completion of an insurance linked notes transaction, which added $495 million of additional PMIERs capital credit as of March 31, 2021, elevated lapse driven by prevailing low interest rates and business cash flows, partially offset by elevated new insurance written. In addition, elevated lapse continued to drive an acceleration of the amortization of our existing reinsurance transactions, which caused a reduction in PMIERs capital credit in the first quarter of 2021. Our PMIERs required assets as of March 31, 2021 and December 31, 2020 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The application of the 0.30 multiplier to all eligible delinquencies provided $1,012 million of benefit to our March 31, 2021

PMIERs required assets compared to $1,046 million benefit as of December 31, 2020. See “Item 2—U.S. Mortgage Insurance segment—Trends and conditions” for additional details.

•
Mortgage originations and new insurance written.
Estimated mortgage origination volume increased during the first quarter of 2021 compared to the first quarter of 2020 primarily from higher refinance origination volumes driven by lower interest rates and from higher purchase originations. The estimated private mortgage insurance available market increase was mostly attributable to higher refinance and purchase originations. Given the volume to date, we expect mortgage originations to remain strong for the first half of 2021 fueled by sustained low interest rates driving refinances and by continued strength in the purchase originations market. Due to higher mortgage purchase and refinancing originations and a larger private mortgage insurance market, our new insurance written increased to $24.9 billion in the first quarter of 2021, a 39% increase compared to the first quarter of 2020. Higher new insurance written continues to drive growth in our primary insurance in force.

U.S. Life Insurance

•
In-force
rate actions in our long-term care insurance business.
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force
rate action filings, we received 43 filing approvals from 20 states during the three months ended March 31, 2021, representing a weighted-average increase of 40% on approximately $396 million in annualized in-force
premiums, or approximately $157 million of incremental annual premiums. We also submitted 5 new filings in 4 states during the three months ended March 31, 2021 on approximately $17 million in annualized in-force
premiums.

•
Profits followed by losses in our long-term care insurance business.
With respect to our long-term care insurance block, excluding the acquired block, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2032, by the amounts necessary to offset estimated losses during the periods that follow. As of March 31, 2021 and December 31, 2020, the total amount accrued for profits followed by losses was $799 million and $625 million, respectively.

Liquidity and Capital Resources

•
Redemption of Genworth Holdings’ February 2021 senior notes.
On February 16, 2021, Genworth Holdings, Inc. (“Genworth Holdings”) redeemed its 7.20% senior notes with a principal balance of $338 million. The senior notes were fully redeemed with a cash payment of $350 million, comprised of the outstanding principal balance and accrued interest.

•
Repurchase of Genworth Holdings’ September 2021 senior notes.
During the three months ended March 31, 2021, Genworth Holdings repurchased $146 million principal amount of its September 2021 senior notes for a pre-tax
loss of $4 million.

•
Liquidity and contractual obligations.
For additional details related to Genworth Holdings’ liquidity in relation to its contractual obligations, see note 1 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” and “Item 2—Liquidity and Capital Resources.”

•
Mandatory payment of the AXA promissory note.
In connection with the Genworth Australia sale, we made a mandatory principal payment to AXA of approximately £176 million ($245 million) in March 2021. The mandatory payment fully repaid the first installment obligation originally due to AXA in

June 2022 and partially prepaid the September 2022 installment payment. AXA and Genworth amended certain mandatory prepayment provisions of the promissory note permitting Genworth to retain a greater amount of the Genworth Australia sale proceeds. As of March 31, 2021, the remaining amount of the promissory note was $343 million and is due in September 2022. As a result of the mandatory payment, interest on the promissory note was retroactively reduced and now accrues at a rate of 2.75%. See note 14 in our unaudited condensed consolidated financial statements for additional information.

Dispositions

•
Sale of our Australian mortgage insurance business.
On March 3, 2021, we completed the sale of our entire ownership interest of approximately 52% in Genworth Australia through an underwritten agreement. We sold our approximately 214.3 million shares of Genworth Australia for AUD2.28 per share and received approximately AUD483 million ($370 million) in net cash proceeds. In the first quarter of 2021, we recognized an after-tax
loss on sale of $3 million. See note 14 in our unaudited condensed consolidated financial statements for additional information.

Financial Strength Ratings
On May 4, 2021, Standard & Poor’s Financial Services, LLC (“S&P”) modified its outlook for both Genworth and Genworth Mortgage Insurance Corporation (“GMICO”) from Negative Outlook to Creditwatch Positive. The ratings of Genworth and GMICO were unchanged, although S&P indicated that they would likely raise the ratings if Genworth is successful in the execution of its strategic plan, including the planned partial sale of its U.S. mortgage insurance business.
For a further discussion of the financial strength ratings of our insurance subsidiaries and the credit ratings of our holding companies, see “Item 1—Ratings” in our 2020 Annual Report on Form 10-K.
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
The U.S. and international governments, the U.S. Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in response to
COVID-19
to support the global economy and capital markets. These policies and actions have been supportive to the worldwide economy, however, in spite of these supportive policies the U.S. economy contracted in 2020 and the world economy fell into a recession. Gross domestic product rebounded sharply in the first quarter of 2021 due in part to the continued rollout of the vaccine. However, we are uncertain if this growth will continue or be as healthy as compared to the first quarter of 2021 given the risk of virus re-emergence
due to variants, the measured rollout of the vaccine and the potential for further actions to be taken to mitigate the spread of the virus. In 2020, we experienced the adverse effects of the recession, mostly impacting our U.S. mortgage insurance business, particularly during the second quarter of 2020. Although the adverse effects from
COVID-19
on our businesses are diminishing, as evident in our first quarter of 2021 financial results, we could be further adversely affected in the future if the economic recovery is further slowed or delayed.
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$968	$946	$22	2%
Net investment income	801	782	19	2%
Net investment gains (losses)	33	(99)	132	133%
Policy fees and other income	183	180	3	2%

Total revenues	1,985	1,809	176	10%

Benefits and expenses:
Benefits and other changes in policy reserves	1,218	1,337	(119)	(9)%
Interest credited	131	141	(10)	(7)%
Acquisition and operating expenses, net of deferrals	275	237	38	16%
Amortization of deferred acquisition costs and intangibles	77	108	(31)	(29)%
Interest expense	51	51	—	—%

Total benefits and expenses	1,752	1,874	(122)	(7)%

Income (loss) from continuing operations before income taxes	233	(65)	298	NM (1)
Provision (benefit) for income taxes	59	(5)	64	NM (1)

Income (loss) from continuing operations	174	(60)	234	NM (1)
Income (loss) from discontinued operations, net of taxes	21	(12)	33	NM (1)

Net income (loss)	195	(72)	267	NM (1)
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—%
Less: net income (loss) from discontinued operations attributable to noncontrolling interests	8	(6)	14	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$187	$(66)	$253	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$174	$(60)	$234	NM (1)
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	13	(6)	19	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$187	$(66)	$253	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Premiums.
Premiums are primarily earned on insurance products for mortgage, long-term care, life insurance, single premium immediate annuities and structured settlements with life contingencies.

•
Our U.S. Mortgage Insurance segment increased $26 million mainly attributable to higher insurance in-force
and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by higher ceded premiums and lower average premium rates in the current year.

•
Our U.S. Life Insurance segment decreased $4 million. Our long-term care insurance business increased $4 million largely from $23 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year. Our life insurance business decreased $8 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.

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

•
Our U.S. Life Insurance segment decreased $142 million. Our long-term care insurance business decreased $99 million primarily due to an increase in claim terminations driven mostly by higher mortality and favorable development on IBNR claims. These decreases were partially offset by aging of the in-force
block and higher incremental reserves of $133 million recorded in connection with an accrual for profits followed by losses. In addition, we increased claim reserves by $67 million reflecting our assumption that
COVID-19
accelerated our mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. Given our assumption that
COVID-19
has temporarily decreased the number of new claims submitted, IBNR reserves were also strengthened by $29 million, partially offsetting the favorable development on IBNR claims. Our life insurance business decreased $20 million primarily attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block which entered its post-level premium period, partially offset by higher mortality in our universal and term universal life insurance products in the current year compared to the prior year. Our fixed annuities business decreased $23 million principally from lower reserves in our fixed indexed annuities driven by favorable equity market and interest rate changes in the current year compared to an unfavorable market in the prior year and higher mortality in our single premium immediate annuities in the current year.

•
Our Runoff segment decreased $12 million primarily attributable to lower guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to favorable equity market and interest rate performance in the current year.

•
Our U.S. Mortgage Insurance segment increased $36 million largely from higher new delinquencies driven primarily by an increase in borrower forbearance as a result of
COVID-19,
reserve strengthening of $10 million primarily due to our expectation that pre-COVID-19
delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures to date and lower net benefits from cures and aging of existing delinquencies in the current year.

Interest credited.
Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The decrease was related to our U.S. Life Insurance segment primarily related to our life insurance and fixed annuities businesses, which decreased $3 million and $7 million, respectively. The decrease in our life insurance and fixed annuities businesses was largely related to a decline in the average account values and from lower crediting rates in the current year.

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

•
Our U.S. Life Insurance segment increased $41 million predominantly related to our long-term care insurance business principally related to higher premium taxes, commissions and other expenses of $26 million associated with our in-force
rate action plan and restructuring costs of $10 million in the current year.

•	Our U.S. Mortgage Insurance segment increased $7 million primarily attributable to higher operating costs in the current year.

•
Corporate and Other activities decreased $10 million mainly driven by lower operating expenses and a make-whole premium of $9 million in the prior year related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020, partially offset by higher employee-related expenses primarily related to restructuring costs of $7 million and a loss of $4 million in the current year related to the repurchase of Genworth Holdings’ senior notes due in September 2021.

Amortization of deferred acquisition costs and intangibles.
Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•
Our U.S. Life Insurance segment decreased $19 million. Our life insurance business decreased $3 million principally from prior year lapses in the large
20-year
term life insurance block written in 2000, partially offset by a DAC impairment of $22 million in our universal life insurance products largely due to lower future estimated gross profits. Our fixed annuities business decreased $16 million primarily related to lower DAC amortization reflecting the impact of favorable market changes in the current year.

•	Our Runoff segment decreased $12 million mainly related to lower DAC amortization in our variable annuity products principally from favorable equity market performance in the current year.
Interest expense.
Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Our U.S. Mortgage Insurance segment increased $13 million in the current year related to senior notes issued by GMHI in August 2020.

•
Corporate and Other activities decreased $8 million largely driven by the repayment of Genworth Holdings’ senior notes due in February 2021, the repurchase of Genworth Holdings’ senior notes due in September 2021 and the early redemption of Genworth Holdings’ senior notes in the prior year originally scheduled to mature in June 2020.

•	Our U.S. Life Insurance segment decreased $5 million due to our life insurance business principally related to the early redemption of non-recourse funding obligations in the prior year.
Provision (benefit) for income taxes.
The effective tax rate increased to 25.3% for the three months ended March 31, 2021 from 7.7% for the three months ended March 31, 2020. The increase in the effective tax rate was primarily attributable to higher tax expense on forward starting swaps settled prior to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which are tax effected at 35% as they are amortized into net investment income, in relation to pre-tax
income in the current year. The increase was also attributable to higher stock-based compensation in the prior year in relation to a pre-tax
loss.

Use of
non-Generally
Accepted Accounting Principles (“GAAP”) measures
Reconciliation of net income (loss) to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
We use
non-GAAP
financial measures entitled “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders” and “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share.” Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share is derived from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders. We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax
effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating
items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse
funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating
items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating
items are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.
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
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) assume a 21% tax rate. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2021	2020
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$187	$(66)
Add: net income from continuing operations attributable to noncontrolling interests	—	—
Add: net income (loss) from discontinued operations attributable to noncontrolling interests	8	(6)

Net income (loss)	195	(72)
Less: income (loss) from discontinued operations, net of taxes	21	(12)

Income (loss) from continuing operations	174	(60)
Less: net income from continuing operations attributable to noncontrolling interests	—	—

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	174	(60)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(33)	88
(Gains) losses on early extinguishment of debt	4	12
Expenses related to restructuring	21	1
Taxes on adjustments	2	(21)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$168	$20

(1)	For the three months ended March 31, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(11) million.
We repurchased $146 million and $14 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain (loss) of $(4) million and $1 million in the first quarters of 2021 and 2020, respectively. In January 2020, we paid a pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont Life Insurance Company I (“Rivermont I”), our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse
funding obligations originally due in 2050 resulting in a
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs. These transactions were excluded from adjusted operating income as they relate to gains (losses) on the early extinguishment of debt.
We recorded a
pre-tax
expense of $21 million and $1 million in the first quarters of 2021 and 2020, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings (loss) per share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2021	2020
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$(0.12)

Diluted	$0.34	$(0.12)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.37	$(0.13)

Diluted	$0.37	$(0.13)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.33	$0.04

Diluted	$0.33	$0.04

Weighted-average common shares outstanding:
Basic	506.0	504.3

Diluted (1)	513.8	504.3

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
We tax our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.
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
Management regularly monitors and reports insurance
in-force
and risk
in-force
for our U.S. mortgage insurance business. Insurance
in-force
is a measure of the aggregate unpaid principal balance as of the respective reporting date for loans we insure. Risk in-force
is based on the coverage percentage applied to the estimated current outstanding loan balance. We consider insurance in-force
and risk
in-force
to be measures of our operating performance because they represent measures of the size of our business at a specific date which will generate revenues and profits in a future period, rather than measures of our revenues or profitability during that period.
Management also regularly monitors and reports a loss ratio for our businesses. For our U.S. mortgage insurance business, the loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. For our long-term care insurance business, the loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums. We consider the loss ratio to be a measure of underwriting performance in these businesses and helps to enhance the understanding of the operating performance of our businesses.
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
The United States economy and consumer confidence improved in the first quarter of 2021 compared to the fourth quarter of 2020 as state economies reopened in varying degrees; however, certain geographies and industries have experienced slower recoveries because of the virus, the mitigation steps taken to control its spread or changed consumer behavior. The unemployment rate was elevated at 6.0% in March 2021 compared to the pre-pandemic
level of 3.5% in February 2020 but has decreased from a peak of 14.8% in April 2020. Even after the continued recovery in the first quarter of 2021, the number of unemployed Americans stands at approximately 10 million, which is 4 million higher than in February 2020. Among the unemployed, those on temporary layoff continued to decrease to 2 million from a peak of 18 million in April 2020, but the number of permanent job losses increased to approximately 3 million. In addition, the number of long term unemployed over 26 weeks increased to approximately 4 million. Specific to housing finance, mortgage origination activity remained robust in the first quarter of 2021 fueled by refinance activity and a strong surge in home sales. Refinance activity remained robust but relatively flat as compared to the fourth quarter of 2020. The purchase market remained strong, but sales of previously owned homes decreased by 3.7% in the first two months of 2021 after reaching a post-2006 peak in the fourth quarter of 2020. Total unsold inventory of single-family homes remains low at a
1.9-month
supply as of February 2021, which continues to drive home prices higher, increasing our average loan amount on new insurance written. While interest rates rose during the first quarter of 2021, they remained below levels in the first quarter of 2020 and served as an offset to rising prices to allow continued affordability for borrowers. The pandemic continued to affect our financial results in the first quarter of 2021 but to a lesser extent than in the fourth quarter of 2020 as we experienced elevated, but declining, servicer reported forbearance and new delinquencies during the first quarter of 2021.
The impact of
COVID-19
on our future business results is difficult to predict. We have performed and have periodically revised our scenario planning to help us better understand and tailor our actions to help mitigate the potential adverse effects of the pandemic on our financial results. While our current financial results to date fall within the range of our current scenarios, the ultimate outcomes and impact on our U.S. mortgage insurance business will depend on the spread and length of the pandemic. Of similar importance will be the amount, type and duration of government stimulus and its impact on borrowers, regulatory and government actions to support housing and the economy, the speed of the rollout and uptake of the vaccine, spread mitigating actions to curb a potential increase in cases, the possible resurgence of the virus in the future and the shape of economic recovery. It is difficult to predict how long borrowers will need to use forbearance to assist them during the pandemic. Given the length of time current forbearance plans may be extended, the resolution of a delinquency in a plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer. We continue to monitor
COVID-19
developments and regulatory and government actions. However, given the specific risks to our U.S. mortgage insurance business, it is possible the pandemic could have a significant adverse impact on our future results of operations and financial condition.
Specific to housing finance, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act requires mortgage servicers to provide up to 180 days of deferred or reduced payments (forbearance) for borrowers with a federally backed mortgage loan who assert they have experienced a financial hardship related to
COVID-19.
Forbearance may be extended for an additional 180 days up to a year in total or shortened at the request of the borrower. On February 25, 2021, the Federal Housing Finance Agency (“FHFA”) announced that borrowers with a mortgage backed by the GSEs who are in an active
COVID-19
forbearance plan as of February 28, 2021 and have reached a cumulative term of 12 months of forbearance may be granted an extension of up to three months and thereafter one or more forbearance plan term extensions of no more than three months each, provided the plan term does not exceed 18 months of total delinquency or a cumulative term of 18 months, whichever is shorter. Since the introduction of the CARES Act, the GSEs as well as most servicers of non-federally
backed mortgage loans have extended similar relief to their respective portfolios of loans. On February 25, 2021, the FHFA announced an extension until June 30, 2021 of the foreclosure moratorium that was originally set to expire on March 31, 2021 for mortgages that are purchased by the GSEs, which the Consumer Financial Protection Bureau (“CFPB”) may further extend to December 31, 2021, as described in more detail below. At the conclusion of the forbearance term, a borrower may either bring their loan current, defer any missed payments until the end of their loan, or the loan can be modified through a repayment plan or extension of the mortgage term. In addition, the CARES Act provides that furnishers of credit reporting information, including servicers, should continue to report a loan as current to credit reporting agencies if the loan is subject to a payment accommodation, such as forbearance, so long as the borrower abides by the terms of the accommodation. Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended the first quarter of 2021 with approximately 4.9% or 45,263 of our active primary policies reported in a forbearance plan, of which approximately 64% were reported as delinquent. It is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent.
On April 1, 2021, in anticipation of the upcoming expiration of the foreclosure moratoriums and forbearances, and borrowers exiting forbearance programs after reaching the maximum number of permitted forborne payments, the CFPB advised mortgage servicers of the risk of a high volume of loans needing loss mitigation. The CFPB further stated that it will be monitoring how servicers engage with borrowers, respond to borrower requests and process applications for loss mitigation. On April 5, 2021, the CFPB promulgated a Notice of Proposed Rulemaking seeking comments on proposed measures to help prevent avoidable foreclosures as the foreclosure protections expire including, among other things, the implementation of a pre-foreclosure
review period that would generally prohibit servicers from starting foreclosures on mortgages purchased by the GSEs until after December 31, 2021. The proposed effective date of the rule is August 31, 2021.
Market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing Administration (“FHA”) and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products. On December 17, 2020, the FHFA published the Enterprise Regulatory Capital Framework Final Rule, which includes significantly higher regulatory capital requirements for the GSEs over current requirements. Higher GSE capital requirements could ultimately lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. In conjunction with preparing to release the GSEs from conservatorship, on January 14, 2021, the FHFA and the Treasury Department agreed to amend the Preferred Stock Purchase Agreements (“PSPAs”) between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. In addition, among other things, the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value
ratios above 90%. Because these limits are based on the current market size, we do not expect any material impact to the private mortgage market in the near term. On January 20, 2021, the White House issued a memorandum establishing a plan for managing the federal regulatory process which included, among other things, a request that the heads of executive departments and agencies postpone the effective dates of newly-issued rules for 60 days. On February 23, 2021, the CFPB published a statement in which it announced that it was considering rulemaking to reconsider the “seasoned” approach to the Qualified Mortgage (“QM”) “safe harbor.” As previously disclosed, the regulations also include a temporary category (the “QM Patch”) for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet certain requirements are deemed to be QMs until the earlier of the time in which the GSEs exit the FHFA conservatorship or the mandatory compliance date of the final amendments to the CFPB’s rule defining what constitutes a QM (“QM Rule”). The CFPB also announced it was reconsidering the QM Rule and would also propose a rule to delay the July 1, 2021 mandatory compliance date of the amended QM Rule. On April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the amended QM Rule until October 1, 2022. As provided under the final rule, the prior 43% debt-to-income-based QM Rule definition, the new price-based average prime offer rate (“APOR”) definition and the QM Patch will all remain available to lenders for loan applications received prior to October 1, 2022. However, on April 8, 2021, the GSEs issued notices stating that due to the requirements of the PSPAs they would only acquire loans that meet the new price-based APOR definition set forth under the amended QM Rule for applications received on or after July 1, 2021. Accordingly, even if the CFPB extends the mandatory compliance date of the amended QM Rule, as a practical matter, many lenders will no longer originate 43%
debt-to-income-based
QM loans or QM Patch loans for applications received on or after July 1, 2021 if the GSEs continue to maintain this position. For more information on the previously disclosed regulation, see “Item 1—Business—Regulation—U.S. Insurance Regulation” in our 2020 Annual Report on Form
10-K.
For more information about the potential future impact, see “Item 1A—Risk Factors—Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our financial condition and results of operations or significantly impact our business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2020 Annual Report on Form
10-K.
Estimated mortgage origination volume increased during the first quarter of 2021 compared to the first quarter of 2020 primarily from higher refinance origination volumes driven by lower interest rates and from higher purchase originations. The estimated private mortgage insurance available market increase was mostly attributable to higher refinance and purchase originations. Given the volume to date, we expect mortgage originations to remain strong for the first half of 2021 fueled by sustained low interest rates driving refinances and by continued strength in the purchase originations market.
Our primary persistency declined to 56% during the first quarter of 2021 compared to 74% during the first quarter of 2020. The decrease in persistency was primarily driven by historically low interest rates driving elevated refinancing activity. Lower persistency has impacted business performance trends in several ways including, but not limited to, offsetting insurance in-force
growth from new insurance written, elevating single premium policy cancellations resulting in higher earned premiums, accelerating the amortization of our existing reinsurance transactions reducing their associated PMIERs capital credit in the current year and shifting the concentration of our primary insurance in-force.
As of March 31, 2021, our primary insurance
in-force
has less than 10% concentration in 2014 and prior book years. Our 2005 through 2008 book year concentration is approximately 5%. In contrast, our 2020 book year represents 42% of our primary insurance in-force
concentration while our 2021 book year is 12% as of March 31, 2021.
New insurance written of $24.9 billion in the first quarter of 2021 increased 39% compared to the first quarter of 2020 primarily due to higher mortgage purchase and refinancing originations and a larger private mortgage insurance market, partially offset by our lower estimated market share in 2021. The U.S. private mortgage insurance industry is highly competitive. Our market share is influenced by the execution of our go to market strategy, including but not limited to, pricing competitiveness relative to our peers and our selective participation in forward commitment transactions. Our market share remains impacted by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition and the execution of its strategic plans. We continue to manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time when circumstances warrant.
Net earned premiums increased in the first quarter of 2021 compared to the first quarter of 2020 primarily from growth in our insurance in-force
and from an increase in single premium policy cancellations driven largely by higher mortgage refinancing, partially offset by higher ceded premiums and lower average premium rates in the current year. As a result of
COVID-19,
we experienced a significant increase in the number of reported delinquent loans in the first quarter of 2021 as compared to the first quarter of 2020. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default. As a result, we did not experience an impact to earned premiums during the first quarter of 2021. Additionally, we have a business practice of refunding the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded in the first quarter of 2021 associated with the increased number of delinquent loans was not significant to the change in earned premiums for the three months ended March 31, 2021 as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim (“roll rates” or “claim rates”) for these loans. The post-default premium liability increased by $2 million in the first quarter of 2021 primarily as a result of
COVID-19
delinquencies and the total liability for all delinquencies was $11 million as of March 31, 2021. As a result of
COVID-19,
certain state insurance regulators required or requested the provision of grace periods of varying lengths to insureds in the event of non-payment
of premium. Regulators differed greatly in their approaches but generally focused on the avoidance of cancellation of coverage for non-payment.
While most of these requirements and requests have lapsed, it is possible that some or all of them could be re-issued
in the event of declarations of new states of emergency that might result from worsening pandemic conditions. We currently comply with all state regulatory requirements. If timely payment is not made, future premiums could decrease and the certificate of insurance could be subject to cancellation after 60 days, or such longer time as required under applicable law.
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
Our loss ratio for the three months ended March 31, 2021 was 22% as compared to 8% for the three months ended March 31, 2020. The increase was largely from higher new delinquencies in the first quarter of 2021 primarily from an increase in borrower forbearance as a result of
COVID-19.
We also strengthened reserves by $10 million during the first quarter of 2021 primarily due to our expectation that pre-COVID-19
delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures to date. In addition, we experienced lower net benefits from cures and aging of existing delinquencies in the first quarter of 2021. New primary delinquencies of 10,053 contributed $44 million of loss expense in the first quarter of 2021 largely determined by applying a roll rate estimate which considers the emergence of cures on forbearance and non-forbearance
delinquencies and the ongoing economic impact due to the pandemic. This compares to $27 million of loss expense from 8,114 new primary delinquencies in the first quarter of 2020. Approximately 54% of our primary new delinquencies in the first quarter of 2021 were subject to a forbearance plan as compared to less than 5% in recent quarters prior to
COVID-19.
Prior to
COVID-19,
traditional measures of credit quality, such as Fair Isaac Company (“FICO”) score and whether a loan had a prior delinquency were most predictive of new delinquencies. Because the pandemic has affected a broad portion of the population, attribution analysis of
COVID-19
new delinquencies revealed that additional factors such as higher debt-to-income
ratios, geographic regions more affected by the virus or with a higher concentration of affected industries, loan size and servicer process differences rose in significance.
As of March 31, 2021, GMICO’s
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 11.9:1, compared with a risk-to-capital
ratio of 12.3:1 as of December 31, 2020. GMICO’s
risk-to-capital
ratio remains below the NCDOI’s maximum
risk-to-capital
ratio of 25:1. North Carolina’s calculation of
risk-to-capital
excludes the
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
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. On June 29, 2020, the GSEs issued the “PMIERs Amendment.” In September 2020, the GSEs issued an amended and restated version of the PMIERs Amendment that became effective retroactively on June 30, 2020 and included a new reporting requirement that became effective on December 31, 2020. On December 4, 2020, the GSEs issued a revised and restated version of the PMIERs Amendment that revised and replaced the version issued in September 2020. The December 4, 2020 version extended the application of reduced PMIERs capital factors to each non-performing
loan that has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 and extended the capital preservation period from March 31, 2021 to June 30, 2021.

The PMIERs Amendment implemented both permanent and temporary revisions to PMIERs. For loans that became non-performing
due to a
COVID-19
hardship, PMIERs was temporarily amended with respect to each non-performing
loan that (i) has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to
COVID-19,
the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing
loan will be the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing
loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier will be applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing
loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs Amendment also imposes temporary capital preservation provisions through June 30, 2021 that require an approved insurer to obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer has a surplus of available assets. In addition, the PMIERs Amendment imposes permanent revisions to the risk-based required asset amount factor for non-performing
loans for properties located in future Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Areas eligible for individual assistance.
In September 2020, subsequent to the issuance of GMHI’s senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on our U.S. mortgage insurance business. In connection with the planned partial sale of our U.S. mortgage insurance business, we expect that the GSEs will recommend revisions to the GSE Restrictions, subject to FHFA approval. There can be no assurance that such approval process will not result in the final terms being changed. The GSE Restrictions will remain in effect until the following collective (“GSE Conditions”) are met: (a) approval of GMICO’s plan to secure additional capital, if needed, (b) GMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. for two consecutive quarters and (c) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

•	GMICO to maintain 115% of PMIERs minimum required assets through 2021, 120% during 2022 and 125% thereafter;

•	GMHI to retain $300 million of its holding company cash that can be drawn down exclusively for its debt service or to contribute to GMICO to meet their regulatory capital needs including PMIERs; and

•	written approval must be received from the GSEs prior to any additional debt issuance by either GMICO or GMHI.
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, GMHI’s liquidity must not fall below 13.5% of its outstanding debt. These GSE Restrictions will remain in effect until the collective GSE Conditions are met.
As of March 31, 2021, our U.S. mortgage insurance business had estimated available assets of $4,769 million against $3,005 million net required assets under PMIERs compared to available assets of $4,588 million against $3,359 million net required assets as of December 31, 2020. The sufficiency ratio as of March 31, 2021 was 159% or $1,764 million above the published PMIERs requirements, compared to 137% or $1,229 million above the published PMIERs requirements as of December 31, 2020. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on our U.S. mortgage insurance business. The increase in the PMIERs sufficiency was driven in part by the completion of an insurance linked notes transaction, which added $495 million of additional PMIERs capital credit as of March 31, 2021, elevated lapse driven by prevailing low interest rates and business cash flows, partially offset by elevated new insurance written. In addition, elevated lapse continued to drive an acceleration of the amortization of our existing reinsurance transactions, which caused a reduction in PMIERs capital credit in the first quarter of 2021. Our PMIERs required assets as of March 31, 2021 and December 31, 2020 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The application of the 0.30 multiplier to all eligible delinquencies provided $1,012 million of benefit to our March 31, 2021 PMIERs required assets compared to $1,046 million benefit as of December 31, 2020. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
On February 4, 2021, our U.S. mortgage insurance business executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $210 million of reinsurance coverage on a portion of the loss tiers on current and expected new insurance written for the 2021 book year. On March 2, 2021, our U.S. mortgage insurance business obtained $495 million of fully collateralized excess of loss reinsurance coverage from Triangle Re
2021-1
Ltd. on a portfolio of existing mortgage insurance policies written from January 2014 through December 2018 and policies written from October 2019 through December 2019. Triangle Re
2021-1
Ltd. financed the reinsurance coverage by issuing mortgage insurance-linked notes in an aggregate amount of $495 million to unaffiliated investors. Credit risk transfer transactions provided an aggregate of approximately $1,285 million of PMIERs capital credit as of March 31, 2021. On April 16, 2021, our U.S. mortgage insurance business obtained approximately $303 million of fully collateralized excess of loss reinsurance coverage from Triangle Re
2021-2
Ltd. on a portfolio of existing mortgage insurance policies written from September 2020 through December 2020. If we gave effect to this transaction in the first quarter of 2021, our PMIERs sufficiency ratio would have been estimated to be 176% or $2,067 million above the published PMIERs requirements. Our U.S. mortgage insurance business may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
Our U.S. mortgage insurance business is currently operating under the PMIERs Amendment, which includes capital preservation requirements that restrict dividends through June 30, 2021. Thereafter, we will evaluate the regulatory and macroeconomic environment, including the timing of forbearance resolutions and whether loans subject to forbearance cure or result in a claim, to assess future dividends. Future dividends are subject to capital requirements of our U.S. mortgage insurance subsidiaries, capital needs of our holding companies and market conditions, among other factors, which are subject to change.

Segment results of operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$252	$226	$26	12%
Net investment income	35	33	2	6%
Net investment gains (losses)	(1)	—	(1)	NM (1)
Policy fees and other income	2	2	—	—%

Total revenues	288	261	27	10%

Benefits and expenses:
Benefits and other changes in policy reserves	55	19	36	189%
Acquisition and operating expenses, net of deferrals	57	50	7	14%
Amortization of deferred acquisition costs and intangibles	4	4	—	—%
Interest expense	13	—	13	NM (1)

Total benefits and expenses	129	73	56	77%

Income from continuing operations before income taxes	159	188	(29)	(15)%
Provision for income taxes	34	40	(6)	(15)%

Income from continuing operations	125	148	(23)	(16)%
Adjustments to income from continuing operations:
Net investment (gains) losses	1	—	1	NM (1)
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$126	$148	$(22)	(15)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily from higher losses largely from new delinquencies driven primarily by an increase in borrower forbearance as a result of
COVID-19,
reserve strengthening of $8 million on
pre-COVID-19
delinquencies and lower net benefits from cures and aging of existing delinquencies in the current year. The decrease was also driven by interest expense associated with senior notes issued in August 2020 and higher operating costs in the current year. These decreases were partially offset by higher premiums mainly attributable to higher insurance in-force
and an increase in policy cancellations in our single premium mortgage insurance product, partially offset by higher ceded premiums and lower average premium rates in the current year.
Revenues
Premiums increased mainly attributable to higher insurance
in-force
and an increase in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by higher ceded premiums and lower average premium rates in the current year.

Net investment income increased primarily from higher average invested assets and higher income from bond calls, partially offset by lower investment yields in the current year.
Net investment losses in the current year were largely related to credit losses on fixed maturity securities.
Benefits and expenses
Benefits and other changes in policy reserves increased largely from higher new delinquencies driven primarily by an increase in borrower forbearance as a result of
COVID-19,
reserve strengthening of $10 million primarily due to our expectation that pre-COVID-19
delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures to date and lower net benefits from cures and aging of existing delinquencies in the current year.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs in the current year.
Interest expense in the current year relates to the senior notes issued by GMHI in August 2020.
Provision for income taxes.
The effective tax rate was 21.2% and 21.3% for the three months ended March 31, 2021 and 2020, respectively, consistent with the U.S. corporate federal income tax rate.
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
The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Primary insurance in-force (1)	$210,200	$188,000	$22,200	12%
Risk in-force:
Primary	$52,900	$47,700	$5,200	11%
Pool	100	200	(100)	(50)%

Total risk in-force	$53,000	$47,900	$5,100	11%

New insurance written	$24,900	$17,900	$7,000	39%
Net premiums written	$226	$208	$18	9%

(1)	Primary insurance in-force represents the aggregate unpaid principal balance for loans we insure. Original loan balances are primarily used to determine premiums.

Primary insurance
in-force
and risk
in-force
Primary insurance
in-force
increased largely from new insurance written, partially offset by lapses and cancellations as we experienced lower persistency in the current year. Primary persistency was 56% and 74% for the three months ended March 31, 2021 and 2020, respectively. The decrease in persistency resulted in elevated single premium policy cancellations in the first quarter of 2021. Total risk in-force
increased primarily as a result of higher primary insurance
in-force.
New insurance written
New insurance written increased principally due to higher mortgage purchase and refinancing originations and a larger private mortgage insurance available market, partially offset by our lower estimated market share in the current year.
Net premiums written
Net premiums written increased primarily from higher average insurance in-force,
partially offset by higher ceded premiums in the current year.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2021	2020	2021 vs. 2020
Loss ratio	22%	8%	14%
Expense ratio (net earned premiums)	24%	24%	—%
The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio (net earned premiums) is the ratio of general expenses to net earned premiums. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.
The loss ratio increased compared to the three months ended March 31, 2020 largely from higher new delinquencies driven primarily by an increase in borrower forbearance as a result of
COVID-19,
reserve strengthening of $10 million primarily due to our expectation that pre-COVID-19
delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures to date and lower net benefits from cures and aging of existing delinquencies in the current year.
The expense ratio (net earned premiums) was flat compared to the three months ended March 31, 2020 as higher operating costs were offset by higher net earned premiums in the current year.

U.S. mortgage insurance loan portfolio
The following table sets forth selected financial information regarding our primary U.S. mortgage insurance loan portfolio as of March 31:

(Amounts in millions)	2021	2020
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$33,757	$32,760
90.01% to 95.00%	92,124	85,736
80.01% to 90.00%	84,218	69,375
80.00% and below	88	110

Total	$210,187	$187,981

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$9,151	$8,482
90.01% to 95.00%	26,637	24,703
80.01% to 90.00%	17,060	14,532
80.00% and below	18	23

Total	$52,866	$47,740

Primary insurance in-force by FICO score at origination:
Over 760	$79,285	$71,703
740-759	33,607	31,215
720-739	30,295	27,210
700-719	26,309	22,484
680-699	20,777	17,460
660-679 (1)	10,001	8,494
640-659	5,981	5,377
620-639	2,893	2,759
<620	1,039	1,279

Total	$210,187	$187,981

Primary risk in-force by FICO score at origination:
Over 760	$19,829	$18,216
740-759	8,442	7,986
720-739	7,715	6,970
700-719	6,678	5,688
680-699	5,231	4,417
660-679 (1)	2,484	2,110
640-659	1,485	1,322
620-639	734	701
<620	268	330

Total	$52,866	$47,740

(1)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2021	December 31, 2020	March 31, 2020
Primary insurance:
Insured loans in-force	922,186	924,624	868,111
Delinquent loans	41,332	44,904	15,417
Percentage of delinquent loans (delinquency rate)	4.48%	4.86%	1.78%
Delinquency rates have increased compared to March 31, 2020 primarily as a result of the rise in unemployment and the significant increase in borrower forbearance driven by
COVID-19.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force
by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,296	$40	$436	9%
4 - 11 payments	21,011	227	1,232	18%
12 payments or more	12,025	297	724	41%

Total	41,332	$564	$2,392	24%

	December 31, 2020
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,484	$43	$549	8%
4 - 11 payments	30,324	331	1,853	18%
12 payments or more	4,096	143	204	70%

Total	44,904	$517	$2,606	20%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
The total increase in reserves as a percentage of risk
in-force
as of March 31, 2021 was primarily driven by higher reserves in relation to a decrease in delinquent risk in-force. Delinquent risk in-force decreased mainly from lower total delinquencies as cures outpaced new delinquencies in the first quarter of 2021, while reserves increased primarily from new delinquencies and reserve strengthening in the current year. As of March 31, 2021, we have experienced an increase in loans that are delinquent for 12 months or more due in large part to borrowers entering a forbearance plan over a year ago driven by
COVID-19.
We estimated the loss reserve for
COVID-19
related delinquencies by applying a claim rate estimate which considers the emergence of cures on forbearance and non-forbearance
delinquencies and the ongoing economic impact due to the pandemic. The large volume of additional forbearance delinquencies moving to 12 or more payments in default combined with lower loss expectations on delinquencies subject to a forbearance plan drove the decrease in reserves as a percentage of risk in-force
in the 12 or more payments in default category as of March 31, 2021. Forbearance plans may be extended up to 18 months, therefore, it is possible we could experience elevated delinquencies in this aged category for the remainder of 2021. Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer.

Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. The tables below set forth the dispersion of direct primary case reserves and our primary delinquency rates for the 10 largest states and the 10 largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary risk in-force
as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of March 31, 2021	Percent of direct case reserves as of March 31, 2021 (1)	Delinquency rate as of
			March 31, 2021	December 31, 2020	March 31, 2020
By State:
California	12%	11%	5.76%	6.20%	1.32%
Texas	8%	8%	5.25%	5.82%	1.82%
Florida (2)	7%	10%	5.97%	6.92%	1.96%
Illinois (2)	5%	6%	5.07%	5.21%	2.14%
New York (2)	5%	12%	6.36%	6.92%	2.69%
Michigan	4%	2%	2.68%	2.93%	1.30%
Arizona	4%	2%	4.06%	4.54%	1.28%
North Carolina	3%	2%	3.60%	3.84%	1.65%
Washington	3%	3%	5.47%	5.37%	1.09%
Pennsylvania (2)	3%	3%	3.83%	4.11%	1.94%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be complete.

	Percent of primary risk in-force as of March 31, 2021	Percent of direct case reserves as of March 31, 2021 (1)	Delinquency rate as of
			March 31, 2021	December 31, 2020	March 31, 2020
By MSA or MD:
Chicago-Naperville MD	3%	4%	6.28%	6.36%	2.34%
Phoenix MSA	3%	2%	4.12%	4.63%	1.28%
New York MD	3%	8%	9.56%	10.25%	3.55%
Atlanta MSA	2%	3%	6.10%	6.68%	2.12%
Washington DC-Arlington MD	2%	2%	5.84%	6.09%	1.44%
Houston MSA	2%	3%	6.89%	7.59%	2.34%
Riverside-San Bernardino MSA	2%	2%	6.53%	7.08%	1.86%
Los Angeles-Long Beach MD	2%	3%	7.30%	7.57%	1.31%
Dallas MD	2%	2%	4.59%	5.10%	1.74%
Nassau-Suffolk MD	2%	4%	10.13%	10.64%	3.25%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.

The following table sets forth the dispersion of our direct primary case reserves and primary insurance in-force
and risk
in-force
by year of policy origination, weighted average mortgage interest rate and delinquency rate as of March 31, 2021:

(Amounts in millions)	Weighted average rate (1)	Percent of direct case reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2004 and prior	6.15%	3%	$663	—%	$189	—%	16.74%
2005 to 2008	5.53%	26	9,837	5	2,516	5	13.27%
2009 to 2013	4.22%	2	2,394	1	651	1	6.29%
2014	4.47%	3	3,176	1	859	2	6.21%
2015	4.16%	5	6,729	3	1,795	3	5.69%
2016	3.88%	9	13,214	6	3,503	7	5.32%
2017	4.25%	11	13,817	7	3,556	7	6.58%
2018	4.77%	13	14,618	7	3,671	7	7.86%
2019	4.21%	19	33,429	16	8,361	16	5.73%
2020	3.27%	9	87,599	42	21,787	41	1.36%
2021	2.89%	—	24,711	12	5,978	11	0.03%

Total portfolio	3.75%	100%	$210,187	100%	$52,866	100%	4.48%

(1)	Average annual mortgage interest rate weighted by insurance in-force.
(2)	Direct primary case reserves exclude loss adjustments expenses, IBNR and reinsurance reserves.
Loss reserves in policy years 2005 through 2008 are outsized compare to their representation of risk
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
in-force.
U.S. Life Insurance segment
COVID-19
The most significant impact in our U.S. life insurance businesses from
COVID-19
in the first quarter of 2021 was related to continued elevated mortality. Our long-term care insurance products were favorably impacted by higher mortality in the current year. Conversely, higher mortality rates had unfavorable impacts in our life insurance products and we have observed minimal impact from
COVID-19
in our fixed annuity products. Our products were also negatively impacted by the continued low interest rate environment, particularly as it related to loss recognition testing and asset adequacy analysis in the fourth quarter of 2020.
In our long-term care insurance products, we have experienced higher mortality during
COVID-19
which has had a favorable impact on claim reserves and our operating results. Although it is not our practice to track cause of death for policyholders and claimants, we believe the favorable results of our long-term care insurance business in the first quarter of 2021 and during 2020 were likely impacted by
COVID-19,
but we expect the impacts to be temporary. We believe
COVID-19
has accelerated mortality on our most vulnerable claimants, which may reduce mortality rates in future periods as the impacts of the pandemic subside. We have also experienced lower new claims incidence; however, we do not expect this to be permanent but rather a temporary reduction while shelter-in-place
and social distancing protocols are in effect. Although new pending claim volumes increased sequentially in the first quarter of 2021, near term incidence may continue to be impacted by
COVID-19.
We continue to utilize virtual assessments to assess eligibility for benefits while in-person
assessments have been temporarily discontinued during
COVID-19,
with an
in-person
assessment to follow once

social distancing protocols are relaxed. For claimants without the technology to perform virtual assessments, we have alternate options for gathering information. Our long-term care insurance benefit utilization will be monitored for impact, although it is too early to tell the magnitude and/or direction of that impact.
Additionally, our U.S. life insurance companies are dependent on the approval of actuarially justified in-force
rate actions in our long-term care insurance business, including those rate actions which were previously filed and are currently pending review and approval. We have experienced some delays and could experience additional delays in receiving approvals of these rate actions during
COVID-19,
although we did not have a significant impact on our financial results in the first quarter of 2021 or during 2020 as a result of these delays.
We have continued to provide customer service to our policyholders during this uncertain time and are available to address questions or concerns regarding their policies. We are continually assessing our operational processes and monitoring potential impacts to morbidity due to
COVID-19.
We continue to actively monitor cash and highly liquid investment positions in each of our U.S. life insurance companies against operating targets that are designed to ensure that we will have the cash necessary to meet our obligations as they come due. The targets are set based on stress scenarios that have the effect of increasing our expected cash outflows and decreasing our expected cash inflows. Liquidity risk is assessed by comparing subsidiary cash to potential cash needs under a stressed liquidity scenario. The stressed scenario reflects potential policyholder surrenders, variability of normal operating cash flow and potential increase in collateral requirements under our cleared derivative program.
While the ongoing impact of
COVID-19
is very difficult to predict, the related outcomes and impact on the U.S. life insurance business will depend on the length and severity of the pandemic and shape of the economic recovery. Future declines in interest rates as well as equity market volatility as a result of
COVID-19
would increase reserves and capital requirements in our U.S. life insurance business. For sensitivities related to interest rates, lapses and mortality on our U.S. life insurance products, see “Item 7—Management’s Discussion and Analysis—Critical Accounting Estimates” in our 2020 Annual Report on Form
10-K.
We will continue to monitor
COVID-19
impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic.
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
Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions and methodologies for our long-term care insurance business annually typically during the third or fourth quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually.
Results of our U.S. life insurance businesses are also impacted by interest rates. Low interest rates put pressure on the profitability and returns of these businesses as higher yielding investments mature and are replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Annual Report on Form
10-K.
The risk-based capital (“RBC”) of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state as of December 31, 2020. However, the RBC ratio of our U.S. life insurance subsidiaries has been negatively impacted over the past few years by increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews particularly in our long-term care insurance business. However, in the first quarter of 2021, the RBC ratio increased from 2020 as a result of higher earnings in our long-term care insurance business mainly driven by claim terminations and in-force
rate actions as well as in our variable annuity products from favorable interest rates and equity markets. We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force
rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force
rate actions versus when the benefits from the
in-force
rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Future declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
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
Mortality levels may deviate each period from historical trends. Overall mortality experience was higher for the three months ended March 31, 2021 compared to three months ended March 31, 2020, attributable in part to
COVID-19.
We have experienced higher mortality than our then-current and priced-for
assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.
In the fourth quarter of 2020, we performed our annual review of life insurance assumptions and loss recognition test. Our review focused on assumptions for interest rates, persistency and mortality, among other assumptions. As part of our review in the fourth quarter of 2020, we recorded a $60 million after-tax
benefit in our term universal and universal life insurance products primarily from favorable assumption updates. The favorable updates in our term universal life insurance product were primarily driven by a model refinement related to persistency and grace period timing. Other assumption updates mostly focused on future cost of insurance rates and long-term trends in mortality, persistency and interest rates. We also recorded a $50 million after-tax
charge related to universal life insurance DAC recoverability testing primarily as a result of reflecting these updated assumptions. In the first quarter of 2021, we recorded an additional $17 million after-tax
charge in our universal life insurance products in connection with DAC recoverability testing.
We also updated mortality assumptions for certain universal and term universal life insurance products as well as our term life insurance products in the fourth quarter of 2020. Our mortality experience for older ages and late-duration premium periods and conversion products is emerging. Assumption changes in our term life insurance products focused on mortality improvements during the post-level premium period based on observed trends in emerging experience. This change to the mortality assumption increased the loss recognition testing margin in our term life insurance products. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience. We may be required to make further adjustments in the future to our assumptions which could impact our universal and term universal life insurance reserves or our loss recognition testing results of our term life insurance products. Any further materially adverse changes to our assumptions, including mortality or interest rates, could have a materially negative impact on our results of operations, financial condition and business.
Compared to 1998 and prior years, we had a significant increase in term life insurance sales between 1999 and 2009, particularly in 1999 and 2000. The blocks of business issued since 2000 vary in size as compared to the large 1999 and 2000 blocks of business. As our large
10-
and
15-year
level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. As our large
20-year
level premium period business written in 1999 entered its post-level period, we experienced higher lapses resulting in accelerated DAC amortization in 2019. This trend continued in the first quarter of 2020 for the 1999 block, as it reached the end of its level premium period. Additionally, we have experienced a similar trend with the
20-year
level premium period business written in 2000 as it entered its post-level period during 2020 and into the current year due to the
60-day
grace period. If lapse experience on future
10-,
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
We began selling term universal life insurance in late 2009, with sales peaking in 2011 prior to discontinuing sales of the product in 2012. We priced these products assuming high lapses upon expiration of the level premium period and we continue to expect those higher lapses. As our
10-year
level premium period term universal life insurance policies written in 2009 and 2010 entered their post-level premium period in late 2019 and 2020, we recorded higher reserves during the premium grace period which were released when the policies lapsed. With the model refinement implemented as part of our 2020 assumption updates, we no longer expect to see this dynamic to the same extent when term universal life insurance blocks enter their post-level period in the future.
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
Segment results of operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$714	$718	$(4)	(1)%
Net investment income	716	695	21	3%
Net investment gains (losses)	42	(70)	112	160%
Policy fees and other income	148	144	4	3%

Total revenues	1,620	1,487	133	9%

Benefits and expenses:
Benefits and other changes in policy reserves	1,155	1,297	(142)	(11)%
Interest credited	90	100	(10)	(10)%
Acquisition and operating expenses, net of deferrals	192	151	41	27%
Amortization of deferred acquisition costs and intangibles	68	87	(19)	(22)%
Interest expense	—	5	(5)	(100)%

Total benefits and expenses	1,505	1,640	(135)	(8)%

Income (loss) from continuing operations before income taxes	115	(153)	268	175%
Provision (benefit) for income taxes	32	(27)	59	NM (1)

Income (loss) from continuing operations	83	(126)	209	166%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(41)	67	(108)	(161)%
(Gains) losses on early extinguishment of debt	—	4	(4)	(100)%
Expenses related to restructuring	14	—	14	NM (1)
Taxes on adjustments	6	(15)	21	140%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$62	$(70)	$132	189%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the three months ended March 31, 2021 and 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million and $(3) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$95	$1	$94	NM	(1)
Life insurance	(63)	(77)	14	18%
Fixed annuities	30	6	24	NM	(1)

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$62	$(70)	$132	189%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $94 million primarily from an increase in claim terminations driven mostly by higher mortality, as well as favorable development on IBNR claims and higher investment income in the current year. We also increased reserves by $76 million in the current year to account for changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary.

•
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business decreased $14 million mainly attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block entering its post-level premium period and from lower lapses primarily associated with our large
20-year
term life insurance block written in the end of 2000 as it entered its post-level premium period following the
60-day
grace period, partially offset by higher mortality in our universal and term universal life insurance products and a DAC impairment of $17 million in our universal life insurance products in the current year.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $24 million mainly attributable to lower reserves and DAC amortization in our fixed indexed annuities driven by favorable equity market and interest rate changes in the current year and higher mortality in our single premium immediate annuities.

Revenues
Premiums

•
Our long-term care insurance business increased $4 million largely from $23 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.

•	Our life insurance business decreased $8 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.
Net investment income

•	Our long-term care insurance business increased $46 million largely from higher income from limited partnerships and an increase in average invested assets in the current year.

•	Our life insurance business decreased $5 million principally related to unfavorable prepayment speed adjustments on mortgage-backed securities and lower income from bond calls in the current year.

•	Our fixed annuities business decreased $20 million largely attributable to lower average invested assets in the current year due to block runoff.
Net investment gains (losses)

•
The change to net investment gains of $27 million in the current year from net investment losses of $55 million in the prior year in our long-term care insurance business was predominantly related to unrealized gains from changes in the fair value of equity securities in the current year compared to unrealized losses in the prior year and from derivative gains in the current year compared to derivative losses in the prior year.

•
Net investment gains in our life insurance business increased $11 million predominantly from higher net derivative gains and unrealized gains from changes in the fair value of equity securities in the current year compared to unrealized losses in the prior year.

•
The change to net investment gains of $3 million in the current year from net investment losses of $16 million in the prior year in our fixed annuities business was primarily related to net derivative gains in the current year compared to net derivative losses in the prior year.

Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $99 million primarily due to an increase in claim terminations driven mostly by higher mortality and favorable development on IBNR claims. These decreases were partially offset by aging of the in-force
block and higher incremental reserves of $133 million recorded in connection with an accrual for profits followed by losses. In addition, we increased claim reserves by $67 million reflecting our assumption that
COVID-19
accelerated our mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. Given our assumption that
COVID-19
has temporarily decreased the number of new claims submitted, IBNR reserves were also strengthened by $29 million, partially offsetting the favorable development on IBNR claims.

•
Our life insurance business decreased $20 million primarily attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block which entered its post-level premium period, partially offset by higher mortality in our universal and term universal life insurance products in the current year compared to the prior year.

•
Our fixed annuities business decreased $23 million principally from lower reserves in our fixed indexed annuities driven by favorable equity market and interest rate changes in the current year compared to an unfavorable market in the prior year and higher mortality in our single premium immediate annuities in the current year.

Interest credited.
The decrease in interest credited was related to our life insurance and fixed annuities businesses largely driven by a decline in the average account values and from lower crediting rates in the current year.
Acquisition and operating expenses, net of deferrals.
The increase was predominantly related to our long-term care insurance business principally related to higher premium taxes, commissions and other expenses of $26 million associated with our in-force
rate action plan and restructuring costs of $10 million in the current year.

Amortization of deferred acquisition costs and intangibles

•
Our life insurance business decreased $3 million principally from prior year lapses in the large
20-year
term life insurance block written in 2000, partially offset by a DAC impairment of $22 million in our universal life insurance products largely due to lower future estimated gross profits.

•	Our fixed annuities business decreased $16 million primarily related to lower DAC amortization reflecting the impact of favorable market changes in the current year.
Interest expense.
The decrease in interest expense was due to our life insurance business principally related to the early redemption of non-recourse
funding obligations in the prior year.
Provision (benefit) for income taxes.
The effective tax rate was 27.2% and 17.5% for the three months ended March 31, 2021 and 2020, respectively. The increase in the effective tax rate is primarily attributable to higher tax expense on forward starting swaps settled prior to the enactment of TCJA, which are tax effected at 35% as they are amortized into net investment income, in relation to pre-tax
income in the current year.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Net earned premiums:
Individual long-term care insurance	$615	$611	$4	1%
Group long-term care insurance	31	31	—	—%

Total	$646	$642	$4	1%

Loss ratio	62%	78%	(16)%
The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.
Net earned premiums increased in the current year largely from $23 million of increased premiums from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.
The loss ratio decreased largely related to the increase in premiums and lower benefits and other changes in reserves as discussed above.

Life insurance
The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Term and whole life insurance
Net earned premiums	$68	$76	$(8)	(11)%
Life insurance in-force, net of reinsurance	58,168	75,992	(17,824)	(23)%
Life insurance in-force before reinsurance	355,424	389,553	(34,129)	(9)%
Term universal life insurance
Net deposits	$53	$56	$(3)	(5)%
Life insurance in-force, net of reinsurance	105,360	111,945	(6,585)	(6)%
Life insurance in-force before reinsurance	106,055	112,710	(6,655)	(6)%
Universal life insurance
Net deposits	$69	$71	$(2)	(3)%
Life insurance in-force, net of reinsurance	32,132	33,552	(1,420)	(4)%
Life insurance in-force before reinsurance	36,435	38,144	(1,709)	(4)%
Total life insurance
Net earned premiums and deposits	$190	$203	$(13)	(6)%
Life insurance in-force, net of reinsurance	195,660	221,489	(25,829)	(12)%
Life insurance in-force before reinsurance	497,914	540,407	(42,493)	(8)%
We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.
Term and whole life insurance
Net earned premiums decreased mainly attributable to the continued runoff of our term life insurance products. Life insurance in-force
also decreased as a result of the continued runoff of our term life insurance products, including from prior year lapse experience in the large
20-year
term life insurance block written in 2000.
Universal and Term universal life insurance
Net deposits decreased in the current year primarily attributable to lower renewals and continued runoff of our in-force
blocks.

Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2021	2020
Account value, beginning of period	$11,815	$13,023
Deposits	17	22
Surrenders, benefits and product charges	(544)	(467)

Net flows	(527)	(445)
Interest credited and investment performance	85	61
Effect of accumulated net unrealized investment gains (losses)	(201)	(152)

Account value, end of period	$11,172	$12,487

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
Account value decreased compared to December 31, 2020 as surrenders and benefits exceeded favorable market performance and interest credited.
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

Segment results of operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Net investment income	$49	$49	$—	—%
Net investment gains (losses)	(6)	(75)	69	92%
Policy fees and other income	33	33	—	—%

Total revenues	76	7	69	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	8	20	(12)	(60)%
Interest credited	41	41	—	—%
Acquisition and operating expenses, net of deferrals	13	13	—	—%
Amortization of deferred acquisition costs and intangibles	5	17	(12)	(71)%

Total benefits and expenses	67	91	(24)	(26)%

Income (loss) from continuing operations before income taxes	9	(84)	93	111%
Provision (benefit) for income taxes	1	(18)	19	106%

Income (loss) from continuing operations	8	(66)	74	112%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	5	67	(62)	(93)%
Taxes on adjustments	(1)	(14)	13	93%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$12	$(13)	$25	192%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the three months ended March 31, 2021 and 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million and $(8) million, respectively.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The change to adjusted operating income available to Genworth Financial, Inc.’s common stockholders in the current year from an adjusted operating loss in the prior year was predominantly due to favorable equity market and interest rate performance in the current year.
Revenues
Net investment losses decreased primarily from gains on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) in the current year compared to losses in the prior year, partially offset by derivative losses in the current year compared to derivative gains in the prior year.
Benefits and expenses
Benefits and other changes in policy reserves decreased primarily attributable to lower GMDB reserves in our variable annuity products due to favorable equity market and interest rate performance in the current year.

Amortization of deferred acquisition costs and intangibles decreased mainly related to lower DAC amortization in our variable annuity products principally from favorable equity market performance in the current year.
Provision (benefit) for income taxes
. The effective tax rate was 15.7% and 22.0% for the three months ended March 31, 2021 and 2020, respectively. The decrease was primarily the result of pre-tax
income in the current year compared to a
pre-tax
loss in the prior year.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2021	2020
Account value, beginning of period	$5,001	$5,042
Deposits	6	4
Surrenders, benefits and product charges	(187)	(166)

Net flows	(181)	(162)
Interest credited and investment performance	43	(359)

Account value, end of period	$4,863	$4,521

We no longer solicit sales of our variable annuity or variable life insurance products, however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.
Account value decreased compared to December 31, 2020 primarily related to surrenders, partially offset by favorable equity market performance in the current year.
Funding agreements
The following table presents the account value of our funding agreements as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2021	2020
Funding Agreements
Account value, beginning of period	$300	$253
Surrenders and benefits	—	(1)

Net flows	—	(1)
Interest credited	—	1

Account value, end of period	$300	$253

Account value was unchanged compared to December 31, 2020 but increased compared to March 31, 2020 mainly attributable to higher deposits from issuing funding agreements for asset-lability management and yield enhancement.

Corporate and Other Activities
Results of operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$2	$2	$—	—%
Net investment income	1	5	(4)	(80)%
Net investment gains (losses)	(2)	46	(48)	(104)%
Policy fees and other income	—	1	(1)	(100)%

Total revenues	1	54	(53)	(98)%

Benefits and expenses:
Benefits and other changes in policy reserves	—	1	(1)	(100)%
Acquisition and operating expenses, net of deferrals	13	23	(10)	(43)%
Interest expense	38	46	(8)	(17)%

Total benefits and expenses	51	70	(19)	(27)%

Loss from continuing operations before income taxes	(50)	(16)	(34)	NM (1)
Benefit for income taxes	(8)	—	(8)	NM (1)

Loss from continuing operations	(42)	(16)	(26)	(163)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	2	(46)	48	104%
(Gains) losses on early extinguishment of debt	4	8	(4)	(50)%
Expenses related to restructuring	7	1	6	NM (1)
Taxes on adjustments	(3)	8	(11)	(138)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(32)	$(45)	$13	29%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower operating costs and interest expense in the current year.
Revenues
Net investment income decreased primarily from lower yields in the current year.
The change to net investment losses in the current year from net investment gains in the prior year was predominantly related to derivative losses in the current year compared to derivative gains in the prior year.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower operating expenses and a make-whole premium of $9 million in the prior year related to the early redemption of Genworth Holdings’

senior notes originally scheduled to mature in June 2020, partially offset by higher employee-related expenses primarily related to restructuring costs of $7 million and a loss of $4 million in the current year related to the repurchase of Genworth Holdings’ senior notes due in September 2021.
Interest expense decreased largely driven by the repayment of Genworth Holdings’ senior notes due in February 2021, the repurchase of Genworth Holdings’ senior notes due in September 2021 and the early redemption of Genworth Holdings’ senior notes in the prior year originally scheduled to mature in June 2020.
The benefit for income taxes for the three months ended March 31, 2021 was primarily related to the pre-tax
loss, partially offset by tax expense on forward starting swaps settled prior to the enactment of the TCJA.
Investments and Derivative Instruments
Trends and conditions
Investments
During the first quarter of 2021, the U.S. Federal Reserve maintained interest rates near zero as the U.S. economy continues to recover from the negative impact of
COVID-19.
The U.S. Federal Reserve remains committed to its current monetary policy, with interest rates forecasted to remain at near zero into 2023, though futures markets are indicating a potential increase as early as 2022. During the first quarter of 2021, a $1.9 trillion fiscal stimulus and
COVID-19
relief bill was passed, which provides stimulus payments to qualifying Americans, extends unemployment assistance, provides funding for schools and funds vaccine distribution efforts and state and local governments. The
COVID-19
vaccine
roll-out
in the United States continued during the first quarter of 2021 with more than 15% of the United States population fully vaccinated and approximately 30% having received at least one dose as of March 31, 2021. The latest fiscal stimulus package, the continuation of the vaccine roll-out
and rising expectations for global gross domestic product growth drove a steepening of the U.S. Treasury yield curve in the first quarter of 2021. While the two-year
Treasury yield remained generally unchanged, the seven-year through
30-year
Treasury yields increased during the first quarter of 2021. The
30-year
Treasury yield finished the first quarter of 2021 at 2.41%, the highest level since the end of 2019.
The U.S. economy continued to show signs of recovery from
COVID-19
during the first quarter of 2021 as economic indicators reflected an improving job market and a lower U.S. unemployment rate. The rise in consumer and producer prices also indicated an increase in inflation, with both indices rising back to pre-COVID
levels, including further expansionary indicators present in both the manufacturing and services sectors.
Credit markets continued their strong performance with credit spreads tightening in the first quarter of 2021. Credit markets demonstrated resiliency despite periods of volatility in other parts of the market driven principally by rising interest rates and inflation. Higher yields in the United States compared to the rest of the globe has continued to make the United States market more attractive to both domestic and foreign investors, with continued
COVID-19
vaccine roll-outs and economic growth expectations providing strong tailwinds for continued investor demand. This demand has been met with strong supply from both investment grade and below investment grade issuers, who continue to access capital markets to refinance debt at historically low yields.
As of March 31, 2021, we did not have any modifications or extensions of commercial mortgage loans that were considered troubled debt restructurings. Modified loans represented 2% of our total loan portfolio as of March 31, 2021, as borrowers have sought additional relief related to
COVID-19.
We are working with individual borrowers impacted by
COVID-19
to provide alternative forms of relief for a specified period of time. The modified loan population continues to decrease as modification terms expire and properties stabilize. Most of our borrowers are current on payments and we do not anticipate a significant impact from troubled debt restructurings in 2021.
As of March 31, 2021, our fixed maturity securities portfolio, which was 95% investment grade, comprised 83% of our total invested assets and cash.

Derivatives
Several of our master swap agreements previously contained credit downgrade provisions that allowed either party to assign or terminate the derivative transaction if the other party’s long-term unsecured credit or financial strength rating was below the limit defined in the applicable agreement. We renegotiated with many of our counterparties to remove the credit downgrade provisions from the master swap agreements entirely or replace them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold. As of March 31, 2021, the RBC ratios of the respective insurance companies were above the thresholds negotiated in the applicable master swap agreements and therefore, no counterparty had rights to take action against us under the RBC threshold provisions.
As of March 31, 2021, $6.0 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of March 31, 2021, we posted initial margin of $97 million to our clearing agents, which represented approximately $29 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of March 31, 2021, $10.6 billion notional of our derivatives portfolio was in bilateral over-the-counter
derivative transactions pursuant to which we have posted aggregate independent amounts of $508 million and are holding collateral from counterparties in the amount of $110 million.
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
We have completed our assessment of operational readiness for LIBOR cessation related to our various instruments and our Working Group will continue to monitor the process of elimination and replacement of LIBOR. Since the initial announcement, we have terminated a portion of our LIBOR-based swaps and entered into alternative rate swaps. In anticipation of the elimination of LIBOR, we plan to continue to convert our remaining LIBOR-based derivatives in a similar manner. In addition, our non-recourse
funding obligations with interest rates based on
one-month
LIBOR were redeemed in January 2020. We expect to implement additional measures that we believe will ease the transition from LIBOR. Even though we have begun to take these actions, it is too early to determine the ultimate impact the elimination of LIBOR will have on our results of operations or financial condition.

Investment results
The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2021		2020		2021 vs. 2020
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$599	4.7%	$611	(0.2)%	$(12)
Fixed maturity securities—non-taxable	6.3%	2	5.2%	2	1.1%	—
Equity securities	3.8%	3	4.8%	2	(1.0)%	1
Commercial mortgage loans	4.6%	78	4.9%	85	(0.3)%	(7)
Policy loans	10.1%	50	9.5%	49	0.6%	1
Other invested assets (1)	24.4%	89	17.8%	47	6.6%	42
Cash, cash equivalents, restricted cash and short-term investments	—%	—	1.4%	10	(1.4)%	(10)

Gross investment income before expenses and fees	5.0%	821	4.9%	806	0.1%	15
Expenses and fees	(0.2)%	(20)	(0.1)%	(24)	(0.1)%	4

Net investment income	4.8%	$801	4.8%	$782	—%	$19

Average invested assets and cash		$66,233		$65,269		$964

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
For the three months ended March 31, 2021, gross annualized weighted-average investment yields increased from higher investment income on higher average invested assets. Net investment income included $7 million of limited partnership income in the current year compared to $2 million of limited partnership losses from equity-based adjustments in the prior year.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2021	2020
Available-for-sale fixed maturity securities:
Realized gains	$7	$2
Realized losses	(3)	—

Net realized gains (losses) on available-for-sale fixed maturity securities	4	2

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(2)	—
Write-down of available-for-sale fixed maturity securities	(1)	—
Net realized gains (losses) on equity securities sold	(5)	—
Net unrealized gains (losses) on equity securities still held	(8)	(12)
Limited partnerships	37	(40)
Commercial mortgage loans	(1)	—
Derivative instruments	8	(48)
Other	1	(1)

Net investment gains (losses)	$33	$(99)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

•
We had $37 million of net gains on limited partnership investments during the three months ended March 31, 2021 compared to $40 million of net losses during the three months ended March 31, 2020 primarily from net unrealized gains driven by favorable private equity performance in the current year compared to unfavorable private equity performance in the prior year.

•
We recorded net gains related to derivatives of $8 million during the three months ended March 31, 2021 primarily associated with hedging programs that support our indexed universal life insurance and fixed indexed annuity products, partially offset by losses from hedging programs that support our runoff variable annuity products.

We recorded net losses related to derivatives of $48 million during the three months ended March 31, 2020 primarily associated with hedging programs that support our runoff variable annuity products, partially offset by gains from hedging programs used to protect statutory surplus from equity market fluctuations.

Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	March 31, 2021		December 31, 2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$42,029	58%	$44,776	58%
Private	18,202	25	18,719	24
Equity securities	238	—	386	—
Commercial mortgage loans, net	6,755	9	6,743	9
Policy loans	1,976	3	1,978	3
Other invested assets	1,759	2	2,099	3
Cash, cash equivalents and restricted cash	1,964	3	2,561	3

Total cash, cash equivalents, restricted cash and invested assets	$72,923	100%	$77,262	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2021, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities
As of March 31, 2021, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,323	$951	$(1)	$—	$4,273
State and political subdivisions	2,762	384	(11)	—	3,135
Non-U.S. government	749	84	(13)	—	820
U.S. corporate:
Utilities	4,242	644	(13)	—	4,873
Energy	2,551	275	(24)	—	2,802
Finance and insurance	7,785	879	(45)	—	8,619
Consumer—non-cyclical	5,173	904	(11)	—	6,066
Technology and communications	3,254	419	(16)	—	3,657
Industrial	1,366	159	(4)	—	1,521
Capital goods	2,476	377	(8)	—	2,845
Consumer—cyclical	1,740	198	(8)	—	1,930
Transportation	1,171	200	(1)	—	1,370
Other	393	32	(1)	—	424

Total U.S. corporate	30,151	4,087	(131)	—	34,107

Non-U.S. corporate:
Utilities	895	64	(2)	—	957
Energy	1,164	167	(4)	—	1,327
Finance and insurance	2,193	263	(22)	(3)	2,431
Consumer—non-cyclical	661	65	(4)	—	722
Technology and communications	1,062	146	(1)	—	1,207
Industrial	1,018	118	(2)	—	1,134
Capital goods	537	48	(3)	—	582
Consumer—cyclical	356	27	(2)	—	381
Transportation	459	67	(1)	—	525
Other	1,054	166	(1)	—	1,219

Total non-U.S. corporate	9,399	1,131	(42)	(3)	10,485

Residential mortgage-backed (1)	1,600	175	(1)	—	1,774
Commercial mortgage-backed	2,688	121	(15)	—	2,794
Other asset-backed	2,798	48	(3)	—	2,843

Total available-for-sale fixed maturity securities	$53,470	$6,981	$(217)	$(3)	$60,231

(1)	Fair value included $7 million collateralized by Alt-A residential mortgage loans.

As of December 31, 2020, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,401	$1,404	$—	$—	$4,805
State and political subdivisions	2,622	544	(1)	—	3,165
Non-U.S. government	728	130	(4)	—	854
U.S. corporate:
Utilities	4,226	970	(2)	—	5,194
Energy	2,532	367	(16)	—	2,883
Finance and insurance	7,798	1,306	(2)	—	9,102
Consumer—non-cyclical	5,115	1,323	(1)	—	6,437
Technology and communications	3,142	619	—	—	3,761
Industrial	1,370	232	—	—	1,602
Capital goods	2,456	535	—	—	2,991
Consumer—cyclical	1,663	284	—	—	1,947
Transportation	1,198	304	(2)	—	1,500
Other	395	45	—	—	440

Total U.S. corporate	29,895	5,985	(23)	—	35,857

Non-U.S. corporate:
Utilities	838	84	—	—	922
Energy	1,172	209	(1)	—	1,380
Finance and insurance	2,130	353	(6)	(1)	2,476
Consumer—non-cyclical	662	112	(1)	—	773
Technology and communications	1,062	229	—	—	1,291
Industrial	969	159	—	—	1,128
Capital goods	510	67	(1)	—	576
Consumer—cyclical	331	41	(1)	—	371
Transportation	483	88	(1)	—	570
Other	1,088	236	—	—	1,324

Total non-U.S. corporate	9,245	1,578	(11)	(1)	10,811

Residential mortgage-backed (1)	1,698	211	—	—	1,909
Commercial mortgage-backed	2,759	231	(13)	(3)	2,974
Other asset-backed	3,069	55	(4)	—	3,120

Total available-for-sale fixed maturity securities	$53,417	$10,138	$(56)	$(4)	$63,495

(1)	Fair value included $8 million collateralized by Alt-A residential mortgage loans.
Fixed maturity securities decreased $3.3 billion compared to December 31, 2020 principally from a decrease in net unrealized gains related to an increase in interest rates in the current year.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2021		December 31, 2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Limited partnerships	$1,160	66%	$1,049	50%
Bank loan investments	331	19	344	16
Derivatives	164	9	574	28
Securities lending collateral	68	4	67	3
Short-term investments	17	1	45	2
Other investments	19	1	20	1

Total other invested assets	$1,759	100%	$2,099	100%

Derivatives decreased largely from an increase in interest rates in the current year. Limited partnerships increased primarily from additional capital investments and net unrealized gains, partially offset by return of capital in the current year.
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

(Notional in millions)	Measurement	December 31, 2020	Additions	Maturities/ terminations	March 31, 2021
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,178	$—	$(52)	$8,126
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		8,305	—	(52)	8,253

Total derivatives designated as hedges		8,305	—	(52)	8,253

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	—	4,674
Equity index options	Notional	2,000	352	(432)	1,920
Financial futures	Notional	1,104	1,008	(1,114)	998
Other foreign currency contracts	Notional	1,186	12	(495)	703

Total derivatives not designated as hedges		8,964	1,372	(2,041)	8,295

Total derivatives		$17,269	$1,372	$(2,093)	$16,548

(Number of policies)	Measurement	December 31, 2020	Additions	Maturities/ terminations	March 31, 2021
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	23,713	—	(536)	23,177
Fixed index annuity embedded derivatives	Policies	12,778	—	(1,010)	11,768
Indexed universal life embedded derivatives	Policies	842	—	(8)	834
The decrease in the notional value of derivatives was primarily attributable to a decrease in foreign currency derivatives entered into to hedge payments to AXA under the promissory note denominated in a foreign currency, a decrease in financial futures that primarily support our runoff variable annuity products and terminations of equity index options that support our fixed indexed annuity products.
The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Consolidated Balance Sheets
Total assets
. Total assets decreased $7,189 million from $105,747 million as of December 31, 2020 to $98,558 million as of March 31, 2021.

•
Cash, cash equivalents, restricted cash and invested assets decreased $4,339 million primarily from decreases of $3,264 million, $597 million and $340 million in fixed maturity securities, cash, cash equivalents, restricted cash and other invested assets, respectively. The decrease in fixed maturity securities was predominantly related to a decrease in unrealized gains due to an increase in interest rates in the current year. The decrease in cash, cash equivalents and restricted cash was largely related to the redemption of $338 million of Genworth Holdings’ senior notes that matured in February 2021, payments made to AXA of $247 million under the promissory note and the repurchase of $146 million principal amount of senior notes in the current year that are due in September 2021. These decreases to cash were partially offset by net proceeds of approximately $370 million received from the sale of Genworth Australia and from net sales of investment securities in the current year. The decrease in other invested assets was principally from lower derivative valuations due to an increase in interest rates, partially offset by additional capital investments in limited partnerships in the current year.

•
DAC decreased $240 million principally attributable to shadow accounting adjustments associated with a decrease in unrealized gains in the current year. The shadow accounting adjustments decreased DAC by approximately $174 million, mostly in our term universal life insurance product, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to higher amortization largely driven by an increase in lapses in our term life insurance blocks and amortization outpacing deferrals reflecting the low sales in our long-term care insurance business. In connection with a DAC recoverability review, we also wrote off $22 million of DAC in our universal life insurance products in the current year due principally to lower future estimated gross profits.

•
Deferred tax asset increased $249 million largely due to a decrease in unrealized gains on derivatives and investments and from a deferred tax asset of $89 million recorded on the loss on sale of Genworth Australia, partially offset by the utilization of net operating losses and foreign tax credits in the current year.

•	Assets related to discontinued operations decreased $2,817 million due to the sale and deconsolidation of Genworth Australia in the current year.
Total liabilities
. Total liabilities decreased $6,127 million from $89,927 million as of December 31, 2020 to $83,800 million as of March 31, 2021.

•
Future policy benefits decreased $2,061 million primarily driven by shadow accounting adjustments associated with a decrease in unrealized gains in the current year. The shadow accounting adjustments decreased future policy benefits by approximately $2,194 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to reduced benefits of $154 million in the current year related to in-force
actions approved and implemented in our long-term care insurance business, net outflows driven by surrenders and benefits in our single premium immediate annuity products and from the runoff of our term life insurance products, including from higher lapses in the current year. These decreases were partially offset by aging of our long-term care insurance in-force
block and higher incremental reserves of $174 million recorded in connection with an accrual for profits followed by losses in the current year.

•
Policyholder account balances decreased $1,504 million largely attributable to shadow accounting adjustments associated with a decrease in unrealized gains in the current year. The shadow accounting adjustments decreased policyholder account balances by approximately $950 million, mostly in our universal life insurance products, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also related to surrenders and benefits in our single premium deferred annuity products in the current year.

•
Liability for policy and contract claims decreased $71 million largely related to lower claim severity and higher claim payments in our life insurance business in the current year. The decrease was also attributable to our long-term care insurance business primarily attributable to higher claim terminations, partially offset by higher new claims and claim severity as a result of the aging of the in-force
block and a $67 million increase to claim reserves, reflecting our assumption that
COVID-19
has accelerated mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. These decreases were partially offset by our U.S. mortgage insurance business largely due to new delinquencies driven largely by borrower forbearance resulting from
COVID-19.

•
Long-term borrowings decreased $481 million mainly attributable to the redemption of Genworth Holdings’ 7.20% senior notes due in February 2021 and the repurchase of $146 million principal amount of its senior notes with a September 2021 maturity date in the current year.

•
Liabilities related to discontinued operations decreased $2,010 million predominantly from the sale and deconsolidation of Genworth Australia, which also resulted in a mandatory payment of approximately $247 million, including accrued interest, to AXA under the secured promissory note in the current year.

Total equity
. Total equity decreased $1,062 million from $15,820 million as of December 31, 2020 to $14,758 million as of March 31, 2021.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $187 million for the three months ended March 31, 2021.

•	Derivatives qualifying as hedges and unrealized gains on investments decreased $419 million and $295 million, respectively, primarily from an increase in interest rates in the current year.

•
Noncontrolling interests decreased $502 million related to the deconsolidation of the ownership interest attributable to noncontrolling interests of Genworth Australia recorded in connection with the final disposition in March 2021.

Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating needs.
Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2021	2020
Net cash from (used by) operating activities	$(247)	$680
Net cash from (used by) investing activities	335	(551)
Net cash used by financing activities	(780)	(957)

Net decrease in cash before foreign exchange effect	$(692)	$(828)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments typically exceed policy acquisition costs, benefits paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; deposits from Federal Home Loan Banks; the issuance of debt and equity securities; the repayment or repurchase of borrowings and non-recourse
funding obligations; and other capital transactions.
We had cash outflows from operating activities in the current year primarily from a $247 million mandatory payment related to our outstanding secured promissory note issued to AXA. We had cash inflows from operating activities in the prior year mainly attributable to an increase in collateral received from counterparties related to our derivative positions and cash received on in-force
premium rate increases in our long-term care insurance business, partially offset by a payment of $134 million to AXA.
We had cash inflows from investing activities in the current year mainly from net proceeds from the sale of Genworth Australia and net sales of fixed maturity securities. We had cash outflows from investing activities in the prior year primarily driven by net purchases of fixed maturity securities.
We had lower cash outflows from financing activities in the current year principally from lower repayment and repurchase of long-term debt, partially offset by higher net withdrawals from our investment contracts in the current year. Genworth Holdings paid the $338 million principal balance of its 7.20% senior notes due in February 2021 and repurchased $146 million principal amount of its 7.625% senior notes due in September 2021, of which $14 million remained in transit as of March 31, 2021 resulting in a cash outlay of $132 million during the first quarter of 2021. In the prior year, Genworth Holdings early redeemed $397 million of its senior notes originally scheduled to mature in June 2020, Rivermont I early redeemed its $315 million non-recourse
funding obligations originally due in 2050 and Genworth Holdings repurchased $14 million principal amount of its senior notes with 2021 maturity dates.
We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary.
Genworth—holding company
Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have any significant operations of their own. Dividends from their respective subsidiaries, payments to them under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings or securities issuances are their principal sources of cash to meet their obligations. Insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. Dividends received from our insurance subsidiaries is highly dependent on the performance of our U.S. mortgage insurance business and their ability to pay dividends to us as anticipated. Given the performance of our U.S. life insurance businesses, dividends will not be paid by these businesses for the foreseeable future.
Our U.S. mortgage insurance business is currently operating under the PMIERs Amendment, which includes capital preservation requirements that restrict dividends through June 30, 2021. Thereafter, we will evaluate the regulatory and macroeconomic environment, including the timing of forbearance resolutions and whether loans subject to forbearance cure or result in a claim, to assess future dividends. Future dividends are subject to capital requirements of our U.S. mortgage insurance subsidiaries, capital needs of our holding companies and market conditions, among other factors, which are subject to change.
The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings or other obligations (including payments to AXA under a secured promissory note reported as discontinued operations), payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to General Electric Company (“GE”) under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on our U.S. mortgage insurance business so it remains appropriately capitalized and reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity.
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
Genworth Holdings had $757 million and $1,078 million of cash, cash equivalents and restricted cash as of March 31, 2021 and December 31, 2020, respectively, which included $60 million and $46 million, respectively, of restricted cash equivalents. Genworth Holdings also held $25 million of restricted U.S. government securities as of December 31, 2020. The decrease in Genworth Holdings’ cash, cash equivalents and restricted cash was principally driven by the repayment of Genworth Holdings’ 7.20% senior notes due in February 2021 for $350 million, comprised of the outstanding principal balance of $338 million and accrued interest of $12 million and the repurchase of $146 million principal amount of its 7.625% senior notes due in September 2021. In addition, on March 3, 2021, we completed the sale of Genworth Australia and received net proceeds of approximately AUD483 million ($370 million). The sale of Genworth Australia resulted in a mandatory payment of approximately £178 million ($247 million) related to our outstanding secured promissory note issued to AXA, including accrued interest of $2 million. For additional details on the decrease in cash, cash equivalents and restricted cash, see below under “—Capital resources and financing activities.”
During the three months ended March 31, 2021 and 2020, Genworth Holdings received cash dividends of $370 million and $11 million, respectively, from its international subsidiaries. Dividends received in the current year included net proceeds from the sale of Genworth Australia.
On March 1, 2021, Genworth Holdings entered into a guarantee agreement with Genworth Financial International Holdings, LLC (“GFIH”) whereby Genworth Holdings agreed to contribute additional capital to GFIH related to certain of its liabilities, or otherwise satisfy or discharge those liabilities. The liabilities include but are not limited to, claims and financial obligations or other liabilities of GFIH that existed immediately prior to the distribution of the net proceeds from the Genworth Australia sale.

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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2021, our total cash, cash equivalents, restricted cash and invested assets were $72.9 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 39% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of March 31, 2021.
As of March 31, 2021, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements. In February 2021, our U.S. mortgage insurance business executed an excess of loss reinsurance transaction with a panel of reinsurers which provides up to $210 million of reinsurance coverage on a portion of current and expected mortgage insurance policies written in 2021. On March 2, 2021, our U.S. mortgage insurance business obtained $495 million of fully collateralized excess of loss reinsurance coverage from Triangle Re
2021-1
Ltd. on a portfolio of existing mortgage insurance policies written from January 2014 through December 2018 and on policies written from October 2019 through December 2019. Credit risk transfer transactions provided an aggregate of approximately $1,285 million of PMIERs capital credit as of March 31, 2021. On April 16, 2021, our U.S. Mortgage insurance business obtained approximately $303 million of fully collateralized excess of loss reinsurance coverage from Triangle Re
2021-2
Ltd. on a portfolio of existing mortgage insurance policies written from September 2020 through December 2020. Our U.S. mortgage insurance business may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
Capital resources and financing activities
Genworth Holdings paid its 7.20% senior notes with a principal balance of $338 million at maturity on February 16, 2021. Genworth Holdings’ 7.20% senior notes were fully redeemed with a cash payment of $350 million, comprised of the outstanding principal balance and accrued interest.
In March 2021, Genworth Holdings repurchased $146 million principal amount of its 7.625% senior notes due in September 2021 for a pre-tax
loss of $4 million and paid accrued interest thereon, and as of March 31, 2021, $514 million of Genworth Holdings’ 7.625% senior notes due in September 2021 remain outstanding.

As of March 31, 2021, Genworth Holdings has $697 million of unrestricted cash and cash equivalents. Genworth Holdings received net cash proceeds of $370 million from the sale of Genworth Australia in March 2021, of which $247 million was used to prepay a portion of the AXA promissory note, including accrued interest. The remaining proceeds, along with Genworth Holdings’ unrestricted cash and cash equivalents, provide sufficient liquidity to meet our financial obligations and maintain business operations for one year from the date the financial statements are issued, including repayment of the 7.625% senior notes due in September 2021, based on relevant conditions and events that are known and reasonably estimable, including current cash and management actions in the normal course.
Under the settlement agreement with AXA, we issued a secured promissory note that was originally due in two installment payments in 2022. On March 3, 2021, as discussed above, we repaid the first installment payment to AXA and a portion of the second installment payment from cash proceeds received from the Genworth Australia sale. Until the secured promissory note issued to AXA is fully repaid, certain prepayment obligations thereunder place significant constraints on our ability to repay debt (other than the September 2021 debt maturity) with the proceeds of new debt financing, equity offerings, asset sales or dividends from subsidiaries.
The remaining AXA promissory note, including expected future claims, is estimated to be $343 million and is due in September 2022. In addition, Genworth Holdings has $400 million of senior notes due in both August 2023 and February 2024. To help address these debt obligations beyond the next year and reduce our overall indebtedness, we are actively taking additional steps toward raising capital by preparing for a planned partial sale of our U.S. mortgage insurance business, subject to market conditions, as well as the satisfaction of various conditions and approvals.
We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Our cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. We may move below or above our targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. We continue to evaluate our target level of liquidity as circumstances warrant. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with certainty the impact to us from future disruptions in the credit markets or any further future downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company debt. The availability of additional funding, including through a partial sale of our U.S. mortgage insurance business or the issuance of debt, convertible or equity-linked securities, will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, credit ratings and the performance of and outlook for our U.S. mortgage insurance business and the payment of dividends therefrom. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2020 Annual Report on Form
10-K.
These risks may be exacerbated by the economic impact of
COVID-19.
No references herein to any planned partial sale transaction constitute an offering of securities.
Contractual obligations and commercial commitments
Except as disclosed above, there have been no material additions or changes to our contractual obligations as compared to the amounts disclosed within our 2020 Annual Report on Form
10-K
filed on February 26, 2021. For additional details related to our commitments, see note 11 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

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
as amended by the SEC on March 2, 2020.
The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of March 31, 2021 and December 31, 2020, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the three months ended March 31, 2021 and for the year ended December 31, 2020.
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

The following table presents the condensed consolidating balance sheet information as of March 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $53,470 and allowance for credit losses of $3)	$—	$—	$60,231	$—	$60,231
Equity securities, at fair value	—	—	238	—	238
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,787	—	6,787
Less: Allowance for credit losses	—	—	(32)	—	(32)

Commercial mortgage loans, net	—	—	6,755	—	6,755
Policy loans	—	—	1,976	—	1,976
Other invested assets	—	26	1,733	—	1,759
Investments in subsidiaries	14,783	15,672	—	(30,455)	—

Total investments	14,783	15,698	70,933	(30,455)	70,959
Cash, cash equivalents and restricted cash	—	757	1,207	—	1,964
Accrued investment income	—	—	704	—	704
Deferred acquisition costs	—	—	1,247	—	1,247
Intangible assets	—	—	155	—	155
Reinsurance recoverable	—	—	16,788	—	16,788
Less: Allowance for credit losses	—	—	(44)	—	(44)

Reinsurance recoverable, net	—	—	16,744	—	16,744
Other assets	—	146	293	—	439
Intercompany notes receivable	—	98	—	(98)	—
Deferred tax assets	3	713	(402)	—	314
Separate account assets	—	—	6,032	—	6,032

Total assets	$14,786	$17,412	$96,913	$(30,553)	$98,558

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$40,634	$—	$40,634
Policyholder account balances	—	—	19,999	—	19,999
Liability for policy and contract claims	—	—	11,415	—	11,415
Unearned premiums	—	—	728	—	728
Other liabilities	5	117	1,588	—	1,710
Intercompany notes payable	23	—	75	(98)	—
Long-term borrowings	—	2,183	739	—	2,922
Separate account liabilities	—	—	6,032	—	6,032
Liabilities related to discontinued operations	—	339	21	—	360

Total liabilities	28	2,639	81,231	(98)	83,800

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	12,011	12,890	18,561	(31,451)	12,011
Accumulated other comprehensive income (loss)	3,675	3,675	3,717	(7,392)	3,675
Retained earnings	1,771	(1,792)	(6,899)	8,691	1,771
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,758	14,773	15,382	(30,155)	14,758
Noncontrolling interests	—	—	300	(300)	—

Total equity	14,758	14,773	15,682	(30,455)	14,758

Total liabilities and equity	$14,786	$17,412	$96,913	$(30,553)	$98,558

The following table presents the condensed consolidating balance sheet information as of December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $53,417 and allowance for credit losses of $4)	$—	$—	$63,495	$—	$63,495
Equity securities, at fair value	—	—	386	—	386
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,774	—	6,774
Less: Allowance for credit losses	—	—	(31)	—	(31)

Commercial mortgage loans, net	—	—	6,743	—	6,743
Policy loans	—	—	1,978	—	1,978
Other invested assets	—	67	2,032	—	2,099
Investments in subsidiaries	15,358	16,673	—	(32,031)	—

Total investments	15,358	16,740	74,634	(32,031)	74,701
Cash, cash equivalents and restricted cash	—	1,078	1,483	—	2,561
Accrued investment income	—	—	655	—	655
Deferred acquisition costs	—	—	1,487	—	1,487
Intangible assets	—	—	157	—	157
Reinsurance recoverable	—	—	16,864	—	16,864
Less: Allowance for credit losses	—	—	(45)	—	(45)

Reinsurance recoverable, net	—	—	16,819	—	16,819
Other assets	2	146	256	—	404
Intercompany notes receivable	—	19	—	(19)	—
Deferred tax assets	13	767	(715)	—	65
Separate account assets	—	—	6,081	—	6,081
Assets related to discontinued operations	—	—	2,817	—	2,817

Total assets	$15,373	$18,750	$103,674	$(32,050)	$105,747

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$42,695	$—	$42,695
Policyholder account balances	—	—	21,503	—	21,503
Liability for policy and contract claims	—	—	11,486	—	11,486
Unearned premiums	—	—	775	—	775
Other liabilities	55	156	1,403	—	1,614
Intercompany notes payable	—	—	19	(19)	—
Long-term borrowings	—	2,665	738	—	3,403
Separate account liabilities	—	—	6,081	—	6,081
Liabilities related to discontinued operations	—	581	1,789	—	2,370

Total liabilities	55	3,402	86,489	(19)	89,927

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	12,008	12,890	18,562	(31,452)	12,008
Accumulated other comprehensive income (loss)	4,425	4,426	4,499	(8,925)	4,425
Retained earnings	1,584	(1,968)	(6,681)	8,649	1,584
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,318	15,348	16,383	(31,731)	15,318
Noncontrolling interests	—	—	802	(300)	502

Total equity	15,318	15,348	17,185	(32,031)	15,820

Total liabilities and equity	$15,373	$18,750	$103,674	$(32,050)	$105,747

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$968	$—	$968
Net investment income	(1)	—	802	—	801
Net investment gains (losses)	—	—	33	—	33
Policy fees and other income	—	(1)	182	2	183

Total revenues	(1)	(1)	1,985	2	1,985

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,218	—	1,218
Interest credited	—	—	131	—	131
Acquisition and operating expenses, net of deferrals	6	4	265	—	275
Amortization of deferred acquisition costs and intangibles	—	—	77	—	77
Interest expense	—	37	12	2	51

Total benefits and expenses	6	41	1,703	2	1,752

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(7)	(42)	282	—	233
Provision (benefit) for income taxes	2	(9)	66	—	59
Equity in income of subsidiaries	196	189	—	(385)	—

Income from continuing operations	187	156	216	(385)	174
Income (loss) from discontinued operations, net of taxes	—	40	(19)	—	21

Net income	187	196	197	(385)	195
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	8	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$187	$196	$189	$(385)	$187

The following table presents the condensed consolidating income statement information for the year ended December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,836	$—	$3,836
Net investment income	(3)	5	3,228	(3)	3,227
Net investment gains (losses)	—	6	486	—	492
Policy fees and other income	—	3	730	(4)	729

Total revenues	(3)	14	8,280	(7)	8,284

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,214	—	5,214
Interest credited	—	—	549	—	549
Acquisition and operating expenses, net of deferrals	31	6	898	—	935
Amortization of deferred acquisition costs and intangibles	—	—	463	—	463
Interest expense	1	175	26	(7)	195

Total benefits and expenses	32	181	7,150	(7)	7,356

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(35)	(167)	1,130	—	928
Provision (benefit) for income taxes	(2)	(41)	273	—	230
Equity in income of subsidiaries	210	912	—	(1,122)	—

Income from continuing operations	177	786	857	(1,122)	698
Income (loss) from discontinued operations, net of taxes	1	(573)	86	—	(486)

Net income	178	213	943	(1,122)	212
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	34	—	34

Net income available to Genworth Financial, Inc.’s common stockholders	$178	$213	$909	$(1,122)	$178

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$187	$196	$197	$(385)	$195
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(297)	(298)	(323)	596	(322)
Net unrealized gains (losses) on securities with an allowance for credit losses	2	2	2	(4)	2
Derivatives qualifying as hedges	(419)	(419)	(452)	871	(419)
Foreign currency translation and other adjustments	(36)	(36)	138	70	136

Total other comprehensive income (loss)	(750)	(751)	(635)	1,533	(603)

Total comprehensive loss	(563)	(555)	(438)	1,148	(408)
Less: comprehensive income attributable to noncontrolling interests	—	—	155	—	155

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(563)	$(555)	$(593)	$1,148	$(563)

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$178	$213	$943	$(1,122)	$212
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	764	765	765	(1,530)	764
Net unrealized gains (losses) on securities with an allowance for credit losses	(6)	(6)	(6)	12	(6)
Derivatives qualifying as hedges	209	209	241	(450)	209
Foreign currency translation and other adjustments	25	25	55	(50)	55

Total other comprehensive income (loss)	992	993	1,055	(2,018)	1,022

Total comprehensive income	1,170	1,206	1,998	(3,140)	1,234
Less: comprehensive income attributable to noncontrolling interests	—	—	64	—	64

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,170	$1,206	$1,934	$(3,140)	$1,170

The following table presents the condensed consolidating cash flow statement information for the three months ended March 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$187	$196	$197	$(385)	$195
Less (income) loss from discontinued operations, net of taxes	—	(40)	19	—	(21)
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(196)	(189)	—	385	—
Dividends from subsidiaries	—	370	(370)	—	—
Amortization of fixed maturity securities discounts and premiums	—	1	(33)	—	(32)
Net investment (gains) losses	—	—	(33)	—	(33)
Charges assessed to policyholders	—	—	(159)	—	(159)
Acquisition costs deferred	—	—	(2)	—	(2)
Amortization of deferred acquisition costs and intangibles	—	—	77	—	77
Deferred income taxes	5	70	(15)	—	59
Derivative instruments, limited partnerships and other	—	58	(171)	—	(113)
Stock-based compensation expense	11	—	—	—	11
Change in certain assets and liabilities:
Accrued investment income and other assets	2	9	(69)	—	(58)
Insurance reserves	—	—	326	—	326
Current tax liabilities	(6)	14	(13)	—	(4)
Other liabilities, policy and contract claims and other policy-related balances	(24)	(39)	(256)	—	(319)
Cash from (used by) operating activities—discontinued operations	—	(247)	73	—	(174)

Net cash from (used by) operating activities	(21)	203	(429)	—	(247)

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,031	—	1,031
Commercial mortgage loans	—	—	129	—	129
Other invested assets	—	—	44	—	44
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	777	—	777
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(1,647)	—	(1,647)
Commercial mortgage loans	—	—	(142)	—	(142)
Other invested assets	—	—	(91)	—	(91)
Short-term investments, net	—	25	3	—	28
Policy loans, net	—	—	3	—	3
Intercompany notes receivable	—	(79)	—	79	—
Proceeds from sale of business, net of cash transferred	—	—	270	—	270
Cash used by investing activities—discontinued operations	—	—	(67)	—	(67)

Net cash from (used by) investing activities	—	(54)	310	79	335

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	176	—	176
Withdrawals from universal life and investment contracts	—	—	(578)	—	(578)
Repayment and repurchase of long-term debt	—	(470)	—	—	(470)
Intercompany notes payable	23	—	56	(79)	—
Other, net	(2)	—	94	—	92
Cash used by financing activities—discontinued operations	—	—	—	—	—

Net cash from (used by) financing activities	21	(470)	(252)	(79)	(780)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1) related to discontinued operations)	—	—	—	—	—

Net change in cash, cash equivalents and restricted cash	—	(321)	(371)	—	(692)
Cash, cash equivalents and restricted cash at beginning of period	—	1,078	1,578	—	2,656

Cash, cash equivalents and restricted cash at end of period	—	757	1,207	—	1,964
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$757	$1,207	$—	$1,964

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$178	$213	$943	$(1,122)	$212
Less (income) loss from discontinued operations, net of taxes	(1)	573	(86)	—	486
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(210)	(912)	—	1,122	—
Dividends from subsidiaries	—	437	(437)	—	—
Amortization of fixed maturity securities discounts and premiums	—	6	(163)	—	(157)
Net investment (gains) losses	—	(6)	(486)	—	(492)
Charges assessed to policyholders	—	—	(646)	—	(646)
Acquisition costs deferred	—	—	(3)	—	(3)
Amortization of deferred acquisition costs and intangibles	—	—	463	—	463
Deferred income taxes	(1)	212	17	—	228
Derivative instruments, limited partnerships and other	—	(70)	(42)	—	(112)
Stock-based compensation expense	39	—	—	—	39
Change in certain assets and liabilities:
Accrued investment income and other assets	2	16	(105)	(5)	(92)
Insurance reserves	—	—	1,217	—	1,217
Current tax liabilities	(1)	41	(34)	—	6
Other liabilities, policy and contract claims and other policy-related balances	11	30	784	5	830
Cash from (used by) operating activities—discontinued operations	—	(258)	239	—	(19)

Net cash from operating activities	17	282	1,661	—	1,960

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,637	—	3,637
Commercial mortgage loans	—	—	744	—	744
Other invested assets	—	—	182	—	182
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,040	—	3,040
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(7,763)	—	(7,763)
Commercial mortgage loans	—	—	(547)	—	(547)
Other invested assets	—	—	(449)	—	(449)
Short-term investments, net	—	45	(10)	—	35
Policy loans, net	—	—	190	—	190
Intercompany notes receivable	(10)	(16)	200	(174)	—
Capital contributions to subsidiaries	(2)	—	2	—	—
Cash used by investing activities—discontinued operations	—	—	(222)	—	(222)

Net cash from (used by) investing activities	(12)	29	(996)	(174)	(1,153)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	862	—	862
Withdrawals from universal life and investment contracts	—	—	(2,282)	—	(2,282)
Redemption of non-recourse funding obligations	—	—	(315)	—	(315)
Proceeds from the issuance of long-term debt	—	—	738	—	738
Repayment and repurchase of long-term debt	—	(490)	—	—	(490)
Intercompany notes payable	—	(190)	16	174	—
Other, net	(5)	(14)	17	—	(2)
Cash used by financing activities—discontinued operations	—	—	(18)	—	(18)

Net cash used by financing activities	(5)	(694)	(982)	174	(1,507)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $18 related to discontinued operations)	—	—	15	—	15

Net change in cash, cash equivalents and restricted cash	—	(383)	(302)	—	(685)
Cash, cash equivalents and restricted cash at beginning of period	—	1,461	1,880	—	3,341

Cash, cash equivalents and restricted cash at end of period	—	1,078	1,578	—	2,656
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	95	—	95

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$1,078	$1,483	$—	$2,561

Our insurance company subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2020, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $190 million to us in 2021, and the remaining net assets are considered restricted. While the $190 million is considered unrestricted, our insurance subsidiaries will not pay dividends to us in 2021 at this level as they need to preserve capital for regulatory purposes, including as the result of
COVID-19,
and retain capital for future growth or to meet capital requirements. As of March 31, 2021, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.6 billion and $15.5 billion, respectively.
In September 2020, the GSEs imposed certain restrictions with respect to capital on our U.S. mortgage insurance business. See “Item 2—U.S. Mortgage Insurance segment—Trends and conditions” for additional details.
Securitization Entities
There were no
off-balance
sheet securitization transactions during the three months ended March 31, 2021 or 2020.
New Accounting Standards
For a discussion of recently adopted accounting standards, see note 2 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. There were no material changes in our market risks since December 31, 2020. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions, including changes in interest rates.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2021
During the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
See note 11 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2020 Annual Report on Form
10-K,
which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2021.

Item 6.	Exhibits

Number	Description

10.1	Amendment No. 1 to AXA Note, by and among Genworth Financial, Inc., Genworth Financial International Holdings, LLC and AXA S.A., dated as of February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2021)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Daniel J. Sheehan IV (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Daniel J. Sheehan IV (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, has been formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: May 5, 2021

	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)