Form 10-Q
period 2021-06-30
GENWORTH FINANCIAL INC
filed 2021-08-05
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 27, 2021, 507,385,834 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $53,111 and $53,417 and allowance for credit losses of $— and $4 as of June 30, 2021 and December 31, 2020, respectively)	$61,649	$63,495
Equity securities, at fair value	147	386
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of June 30, 2021 and December 31, 2020)	6,912	6,774
Less: Allowance for credit losses	(33)	(31)

Commercial mortgage loans, net	6,879	6,743
Policy loans	2,083	1,978
Other invested assets	2,260	2,099

Total investments	73,018	74,701
Cash, cash equivalents and restricted cash	2,214	2,561
Accrued investment income	573	655
Deferred acquisition costs	1,212	1,487
Intangible assets	151	157
Reinsurance recoverable	16,716	16,864
Less: Allowance for credit losses	(50)	(45)

Reinsurance recoverable, net	16,666	16,819
Other assets	403	404
Deferred tax asset	211	65
Separate account assets	6,202	6,081
Assets related to discontinued operations	—	2,817

Total assets	$100,650	$105,747

Liabilities and equity
Liabilities:
Future policy benefits	$42,165	$42,695
Policyholder account balances	19,944	21,503
Liability for policy and contract claims	11,546	11,486
Unearned premiums	695	775
Other liabilities	1,664	1,614
Long-term borrowings	2,924	3,403
Separate account liabilities	6,202	6,081
Liabilities related to discontinued operations	346	2,370

Total liabilities	85,486	89,927

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 596 million and 594 million shares issued as of June 30, 2021 and December 31, 2020, respectively; 508 million and 506 million shares outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	12,018	12,008
Accumulated other comprehensive income (loss)	3,834	4,425
Retained earnings	2,011	1,584
Treasury stock, at cost (88 million shares as of June 30, 2021 and December 31, 2020)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,164	15,318
Noncontrolling interests	—	502

Total equity	15,164	15,820

Total liabilities and equity	$100,650	$105,747

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Premiums	$947	$957	$1,915	$1,903
Net investment income	844	779	1,645	1,561
Net investment gains (losses)	70	93	103	(6)
Policy fees and other income	180	174	363	354

Total revenues	2,041	2,003	4,026	3,812

Benefits and expenses:
Benefits and other changes in policy reserves	1,161	1,447	2,379	2,784
Interest credited	127	139	258	280
Acquisition and operating expenses, net of deferrals	304	210	579	447
Amortization of deferred acquisition costs and intangibles	86	87	163	195
Interest expense	43	42	94	93

Total benefits and expenses	1,721	1,925	3,473	3,799

Income from continuing operations before income taxes	320	78	553	13
Provision for income taxes	75	23	134	18

Income (loss) from continuing operations	245	55	419	(5)
Income (loss) from discontinued operations, net of taxes	(5)	(473)	16	(485)

Net income (loss)	240	(418)	435	(490)
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	23	8	17

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$240	$(441)	$427	$(507)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$245	$55	$419	$(5)
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(5)	(496)	8	(502)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$240	$(441)	$427	$(507)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.48	$0.11	$0.83	$(0.01)

Diluted	$0.47	$0.11	$0.82	$(0.01)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.47	$(0.87)	$0.84	$(1.00)

Diluted	$0.47	$(0.86)	$0.83	$(1.00)

Weighted-average common shares outstanding:
Basic	507.0	505.4	506.5	504.8

Diluted	515.0	512.5	514.4	504.8

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$240	$(418)	$435	$(490)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(58)	682	(380)	362
Net unrealized gains (losses) on securities with an allowance for credit losses	4	(8)	6	(8)
Derivatives qualifying as hedges	211	(78)	(208)	675
Foreign currency translation and other adjustments	2	73	138	(25)

Total other comprehensive income (loss)	159	669	(444)	1,004

Total comprehensive income (loss)	399	251	(9)	514
Less: comprehensive income attributable to noncontrolling interests	—	60	155	7

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$399	$191	$(164)	$507

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended June 30, 2021
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2021	$1	$12,011	$3,675	$1,771	$(2,700)	$14,758	$—	$14,758
Comprehensive income:
Net income	—	—	—	240	—	240	—	240
Other comprehensive income, net of taxes	—	—	159	—	—	159	—	159

Total comprehensive income						399	—	399
Stock-based compensation expense and exercises and other	—	7	—	—	—	7	—	7

Balances as of June 30, 2021	$1	$12,018	$3,834	$2,011	$(2,700)	$15,164	$—	$15,164

	Three months ended June 30, 2020
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2020	$1	$11,993	$3,815	$1,340	$(2,700)	$14,449	$385	$14,834
Comprehensive income (loss):
Net income (loss)	—	—	—	(441)	—	(441)	23	(418)
Other comprehensive income, net of taxes	—	—	632	—	—	632	37	669

Total comprehensive income						191	60	251
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	—	3

Balances as of June 30, 2020	$1	$11,996	$4,447	$899	$(2,700)	$14,643	$445	$15,088

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Six months ended June 30, 2021
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2020	$1	$12,008	$4,425	$1,584	$(2,700)	$15,318	$502	$15,820
Sale of business that included noncontrolling interests	—	—	—	—	—	—	(657)	(657)
Comprehensive income (loss):
Net income	—	—	—	427	—	427	8	435
Other comprehensive income (loss), net of taxes	—	—	(591)	—	—	(591)	147	(444)

Total comprehensive income (loss)						(164)	155	(9)
Stock-based compensation expense and exercises and other	—	10	—	—	—	10	—	10

Balances as of June 30, 2021	$1	$12,018	$3,834	$2,011	$(2,700)	$15,164	$—	$15,164

	Six months ended June 30, 2020
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2019	$1	$11,990	$3,433	$1,461	$(2,700)	$14,185	$447	$14,632
Cumulative effect of change in accounting, net of taxes	—	—	—	(55)	—	(55)	—	(55)
Comprehensive income (loss):
Net income (loss)	—	—	—	(507)	—	(507)	17	(490)
Other comprehensive income (loss), net of taxes	—	—	1,014	—	—	1,014	(10)	1,004

Total comprehensive income						507	7	514
Dividends to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	—	6

Balances as of June 30, 2020	$1	$11,996	$4,447	$899	$(2,700)	$14,643	$445	$15,088

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$435	$(490)
Less (income) loss from discontinued operations, net of taxes	(16)	485
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(80)	(58)
Net investment (gains) losses	(103)	6
Charges assessed to policyholders	(317)	(314)
Acquisition costs deferred	(3)	(3)
Amortization of deferred acquisition costs and intangibles	163	195
Deferred income taxes	132	16
Derivative instruments, limited partnerships and other	(189)	196
Stock-based compensation expense	25	19
Change in certain assets and liabilities:
Accrued investment income and other assets	(69)	(84)
Insurance reserves	507	674
Current tax liabilities	(4)	2
Other liabilities, policy and contract claims and other policy-related balances	(60)	736
Cash used by operating activities—discontinued operations	(192)	(81)

Net cash from operating activities	229	1,299

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,220	1,616
Commercial mortgage loans	392	302
Other invested assets	107	71
Proceeds from sales of investments:
Fixed maturity and equity securities	1,306	1,006
Purchases and originations of investments:
Fixed maturity and equity securities	(2,868)	(3,336)
Commercial mortgage loans	(531)	(271)
Other invested assets	(240)	(236)
Short-term investments, net	(76)	(17)
Policy loans, net	28	10
Proceeds from sale of business, net of cash transferred	270	—
Cash used by investing activities—discontinued operations	(67)	(32)

Net cash from (used by) investing activities	541	(887)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	349	516
Withdrawals from universal life and investment contracts	(1,143)	(914)
Redemption of non-recourse funding obligations	—	(315)
Repayment and repurchase of long-term debt	(484)	(471)
Other, net	65	49
Cash used by financing activities—discontinued operations	—	(9)

Net cash used by financing activities	(1,213)	(1,144)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1) and $(6) related to discontinued operations)	1	(12)

Net change in cash, cash equivalents and restricted cash	(442)	(744)
Cash, cash equivalents and restricted cash at beginning of period	2,656	3,341

Cash, cash equivalents and restricted cash at end of period	2,214	2,597
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	74

Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,214	$2,523

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
Unless the context otherwise requires, references to “Genworth Financial,” “Genworth,” the “Company,” “we” or “our” in the accompanying unaudited condensed consolidated financial statements and the notes thereto are to Genworth Financial, Inc. on a consolidated basis.
We operate our business through the following three operating segments:

•
Enact (formerly known as U.S. Mortgage Insurance).
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
On March 3, 2021, we completed a sale of our entire ownership interest of approximately 52% in Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) through an underwritten agreement. We sold our approximately 214.3 million shares of Genworth Australia for AUD2.28 per share. Our Australian mortgage insurance business, previously the primary business in the Australia Mortgage Insurance segment, is reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 13 for additional information.

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
Each reporting period, we assess our ability to continue as a going concern for one year from the date the financial statements are issued. As of June 30, 2021, Genworth Holdings has $823 million of unrestricted cash, cash equivalents and liquid assets. Our evaluation of our ability to meet our financial obligations included the following contractual obligations due within one year from the issue date of our unaudited condensed consolidated financial statements included herein, as well as other conditions and events and their relative significance in relation to our ability to meet our obligations:

•
As of June 30, 2021, Genworth Holdings had outstanding $513 million of its 7.625% senior notes, excluding the note premium, that was originally scheduled to mature in September 2021. We are currently in compliance with the terms of our debt agreements, and interest payments on our remaining senior notes are forecasted to be approximately $60 million for the next twelve months. In July 2021, Genworth Holdings early redeemed its 7.625% senior notes with a cash payment of approximately $532 million, comprised of the outstanding principal balance, accrued interest and a make-whole premium. See note 8 for additional details on our long-term borrowings.

•
As part of the settlement agreement reached in July 2020 regarding the case titled
AXA S.A. v. Genworth Financial International Holdings, LLC et al.,
we issued a secured promissory note to AXA S.A. (“AXA”) that is due in September 2022. On March 3, 2021, we repaid the first installment payment to AXA and a portion of the second installment from cash proceeds received from the Genworth Australia sale. Over the next year, we expect to pay AXA approximately $10 million primarily consisting of interest on the remaining promissory note, assuming we do not make any additional prepayments, and a one-time payment associated with a tax gross up on underwriting losses related to a product sold by a distributor in our former lifestyle protection insurance business. See note 13 for additional details related to the sale of our former lifestyle protection insurance business and amounts recorded related to discontinued operations.

•
Genworth Holdings received intercompany cash tax payments from its subsidiaries during the six months ended June 30, 2021 generated primarily from taxable income. Additional intercompany cash tax payments are expected in future periods.

•
Until the secured promissory note to AXA is paid, annual dividends above $50 million from Enact Holdings, Inc. (“Enact Holdings”), formerly known as Genworth Mortgage Holdings, Inc., our wholly-owned U.S. mortgage insurance subsidiary, are subject to mandatory prepayment conditions.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We received net cash proceeds of $370 million from the sale of Genworth Australia in March 2021, of which $247 million was used to prepay a portion of the AXA promissory note, as noted above, including accrued interest. We believe Genworth Holdings’ current unrestricted cash, cash equivalents and liquid assets provide sufficient liquidity to meet our financial obligations and maintain business operations for one year from the date the financial statements are issued, based on relevant conditions and events that are known and reasonably estimable, including current cash and management actions in the normal course. Accordingly, we no longer need to determine whether our plans alleviate doubt about our ability to meet our financial commitments and obligations within the next year.
The remaining AXA promissory note, including expected future claims, is estimated to be $344 million and is due in September 2022. In addition, Genworth Holdings has $400 million of senior notes due in both August 2023 and February 2024. To help address these debt obligations beyond the next year and reduce our overall indebtedness, we are actively taking additional steps toward raising capital by preparing for a potential partial sale of Enact Holdings, subject to market conditions, as well as the satisfaction of various conditions and approvals.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
This guidance is effective for us on January 1, 2023 using the modified retrospective method (with transition adjustments as of January 1, 2021) for all topics except for market risk benefits, which is required to be applied using the retrospective method, with early adoption permitted, which we do not intend to elect. We are currently in process of developing a detailed implementation plan that will allow us to obtain necessary data, modify systems, identify and develop key inputs and establish policies, systems and internal controls that will be necessary to implement this new accounting guidance. Given the nature and extent of the changes to our operations, this guidance is expected to have a significant impact on our consolidated financial statements, and may significantly reduce our equity at transition.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2021	2020	2021	2020
Weighted-average shares used in basic earnings per share calculations	507.0	505.4	506.5	504.8
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	8.0	7.1	7.9	—

Weighted-average shares used in diluted earnings per share calculations (1)	515.0	512.5	514.4	504.8

Income (loss) from continuing operations:
Income (loss) from continuing operations	$245	$55	$419	$(5)
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$245	$55	$419	$(5)

Basic per share	$0.48	$0.11	$0.83	$(0.01)

Diluted per share	$0.47	$0.11	$0.82	$(0.01)

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(5)	$(473)	$16	$(485)
Less: net income from discontinued operations attributable to noncontrolling interests	—	23	8	17

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$(5)	$(496)	$8	$(502)

Basic per share	$(0.01)	$(0.98)	$0.02	$(0.99)

Diluted per share	$(0.01)	$(0.97)	$0.02	$(0.99)

Net income (loss):
Income (loss) from continuing operations	$245	$55	$419	$(5)
Income (loss) from discontinued operations, net of taxes	(5)	(473)	16	(485)

Net income (loss)	240	(418)	435	(490)
Less: net income attributable to noncontrolling interests	—	23	8	17

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$240	$(441)	$427	$(507)

Basic per share (2)	$0.47	$(0.87)	$0.84	$(1.00)

Diluted per share (2)	$0.47	$(0.86)	$0.83	$(1.00)

(1)
Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2020, we were required to use basic weighted-average common shares outstanding as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 6.3 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2020, dilutive potential weighted-average common shares outstanding would have been 511.1 million.

(2)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Fixed maturity securities—taxable	$608	$594	$1,207	$1,205
Fixed maturity securities—non-taxable	1	1	3	3
Equity securities	2	2	5	4
Commercial mortgage loans	103	84	181	169
Policy loans	40	49	90	98
Other invested assets	112	66	201	113
Cash, cash equivalents, restricted cash and short-term investments	—	4	—	14

Gross investment income before expenses and fees	866	800	1,687	1,606
Expenses and fees	(22)	(21)	(42)	(45)

Net investment income	$844	$779	$1,645	$1,561

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Available-for-sale fixed maturity securities:
Realized gains	$5	$103	$12	$105
Realized losses	(4)	(5)	(7)	(5)

Net realized gains (losses) on available-for-sale fixed maturity securities	1	98	5	100

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(4)	(7)	(6)	(7)
Write-down of available-for-sale fixed maturity securities (1)	—	—	(1)	—
Net realized gains (losses) on equity securities sold	(2)	—	(7)	—
Net unrealized gains (losses) on equity securities still held	6	5	(2)	(7)
Limited partnerships	65	37	102	(3)
Commercial mortgage loans	(1)	1	(2)	1
Derivative instruments (2)	4	(36)	12	(84)
Other	1	(5)	2	(6)

Net investment gains (losses)	$70	$93	$103	$(6)

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).
See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity investments as of and for the three months ended June 30, 2021:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$3	$—	$4	$(7)	$—	$—	$—	$—

Total available-for-sale fixed maturity securities	$3	$—	$4	$(7)	$—	$—	$—	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity investments as of and for the three and six months ended June 30, 2020:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write- offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$—	$4	$—	$—	$—	$—	$—	$4
Commercial mortgage-backed	—	3	—	—	—	—	—	3

Total available-for-sale fixed maturity securities	$—	$7	$—	$—	$—	$—	$—	$7

The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity investments as of and for the six months ended June 30, 2021:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write- offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$1	$—	$6	$(7)	$—	$—	$—	$—
Commercial mortgage-backed	3	—	—	—	—	(3)	—	—

Total available-for-sale fixed maturity securities	$4	$—	$6	$(7)	$—	$(3)	$—	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2021	December 31, 2020
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$8,538	$10,159
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	—	(7)
Adjustments to DAC, present value of future profits, sales inducements, benefit reserves and policyholder contract balances	(6,169)	(7,302)
Income taxes, net	(504)	(611)

Net unrealized investment gains (losses)	1,865	2,239
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	—	25

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,865	$2,214

(1)	Excludes foreign exchange.
The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2021	2020
Beginning balance	$1,919	$1,140
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	1,774	3,911
Adjustment to deferred acquisition costs	42	(111)
Adjustment to present value of future profits	1	5
Adjustment to sales inducements	2	(34)
Adjustment to benefit reserves	(1,887)	(2,802)
Provision for income taxes	14	(207)

Change in unrealized gains (losses) on investment securities	(54)	762
Reclassification adjustments to net investment (gains) losses, net of taxes of $— and $24	—	(88)

Change in net unrealized investment gains (losses)	(54)	674
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	3

Ending balance	$1,865	$1,811

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of or for the six months ended June 30,
(Amounts in millions)	2021	2020
Beginning balance	$2,214	$1,456
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(1,609)	2,199
Adjustment to deferred acquisition costs	(132)	57
Adjustment to present value of future profits	2	4
Adjustment to sales inducements	5	2
Adjustment to benefit reserves	1,258	(1,694)
Provision for income taxes	106	(120)

Change in unrealized gains (losses) on investment securities	(370)	448
Reclassification adjustments to net investment (gains) losses, net of taxes of $1 and $25	(4)	(94)

Change in net unrealized investment gains (losses)	(374)	354
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(25)	(1)

Ending balance	$1,865	$1,811

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of June 30, 2021, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,350	$1,135	$(1)	$—	$4,484
State and political subdivisions	2,876	496	(1)	—	3,371
Non-U.S. government	712	94	(4)	—	802
U.S. corporate:
Utilities	4,276	820	(5)	—	5,091
Energy	2,573	388	(9)	—	2,952
Finance and insurance	7,895	1,107	(13)	—	8,989
Consumer—non-cyclical	5,128	1,100	(4)	—	6,224
Technology and communications	3,244	515	(5)	—	3,754
Industrial	1,377	196	(1)	—	1,572
Capital goods	2,424	447	(1)	—	2,870
Consumer—cyclical	1,758	240	(4)	—	1,994
Transportation	1,156	253	—	—	1,409
Other	394	40	—	—	434

Total U.S. corporate	30,225	5,106	(42)	—	35,289

Non-U.S. corporate:
Utilities	873	73	(1)	—	945
Energy	1,189	210	—	—	1,399
Finance and insurance	2,108	298	(6)	—	2,400
Consumer—non-cyclical	659	87	(1)	—	745
Technology and communications	1,098	186	—	—	1,284
Industrial	1,003	138	(1)	—	1,140
Capital goods	574	69	(1)	—	642
Consumer—cyclical	325	29	(1)	—	353
Transportation	467	74	—	—	541
Other	1,105	193	(3)	—	1,295

Total non-U.S. corporate	9,401	1,357	(14)	—	10,744

Residential mortgage-backed	1,524	167	—	—	1,691
Commercial mortgage-backed	2,538	199	(3)	—	2,734
Other asset-backed	2,485	50	(1)	—	2,534

Total available-for-sale fixed maturity securities	$53,111	$8,604	$(66)	$—	$61,649

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of June 30, 2021:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$30	$(1)	5	$—	$—	—	$30	$(1)	5
State and political subdivisions	100	(1)	32	—	—	—	100	(1)	32
Non-U.S. government	112	(3)	22	18	(1)	1	130	(4)	23
U.S. corporate	1,482	(37)	141	59	(5)	8	1,541	(42)	149
Non-U.S. corporate	434	(12)	51	35	(2)	7	469	(14)	58
Commercial mortgage-backed	48	(1)	6	53	(2)	9	101	(3)	15
Other asset-backed	280	(1)	55	—	—	—	280	(1)	55

Total for fixed maturity securities in an unrealized loss position	$2,486	$(56)	312	$165	$(10)	25	$2,651	$(66)	337

% Below cost:
<20% Below cost	$2,479	$(53)	311	$160	$(8)	24	$2,639	$(61)	335
20%-50% Below cost	7	(3)	1	5	(2)	1	12	(5)	2

Total for fixed maturity securities in an unrealized loss position	$2,486	$(56)	312	$165	$(10)	25	$2,651	$(66)	337

Investment grade	$2,379	$(50)	293	$82	$(4)	15	$2,461	$(54)	308
Below investment grade	107	(6)	19	83	(6)	10	190	(12)	29

Total for fixed maturity securities in an unrealized loss position	$2,486	$(56)	312	$165	$(10)	25	$2,651	$(66)	337

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of June 30, 2021:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$82	$(5)	17	$—	$—	—	$82	$(5)	17
Energy	88	(4)	10	59	(5)	8	147	(9)	18
Finance and insurance	540	(13)	42	—	—	—	540	(13)	42
Consumer—non-cyclical	202	(4)	19	—	—	—	202	(4)	19
Technology and communications	219	(5)	22	—	—	—	219	(5)	22
Industrial	67	(1)	6	—	—	—	67	(1)	6
Capital goods	95	(1)	8	—	—	—	95	(1)	8
Consumer—cyclical	189	(4)	17	—	—	—	189	(4)	17

Subtotal, U.S. corporate securities	1,482	(37)	141	59	(5)	8	1,541	(42)	149

Non-U.S. corporate:
Utilities	42	(1)	6	—	—	—	42	(1)	6
Finance and insurance	271	(6)	28	—	—	—	271	(6)	28
Consumer—non-cyclical	—	—	—	6	(1)	1	6	(1)	1
Technology and Industrial	43	(1)	4	—	—	—	43	(1)	4
Capital goods	—	—	—	29	(1)	6	29	(1)	6
Consumer—cyclical	32	(1)	8	—	—	—	32	(1)	8
Other	46	(3)	5	—	—	—	46	(3)	5

Subtotal, non-U.S. corporate securities	434	(12)	51	35	(2)	7	469	(14)	58

Total for corporate securities in an unrealized loss position	$1,916	$(49)	192	$94	$(7)	15	$2,010	$(56)	207

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

The scheduled maturity distribution of fixed maturity securities as of June 30, 2021 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,268	$1,291
Due after one year through five years	8,367	9,030
Due after five years through ten years	13,587	15,158
Due after ten years	23,342	29,211

Subtotal	46,564	54,690
Residential mortgage-backed	1,524	1,691
Commercial mortgage-backed	2,538	2,734
Other asset-backed	2,485	2,534

Total	$53,111	$61,649

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2021, securities issued by finance and insurance, consumer—non-cyclical, utilities and technology and communications industry groups represented approximately 25%, 15%, 13% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of June 30, 2021, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2021		December 31, 2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,693	39%	$2,442	36%
Industrial	1,558	23	1,638	24
Office	1,531	22	1,567	23
Apartments	573	8	529	8
Mixed use	298	4	286	4
Other	259	4	312	5

Subtotal	6,912	100%	6,774	100%

Allowance for credit losses	(33)		(31)

Total	$6,879		$6,743

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2021		December 31, 2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,788	26%	$1,711	25%
Pacific	1,456	21	1,510	22
Middle Atlantic	988	14	994	15
Mountain	847	12	781	12
West North Central	466	7	467	7
West South Central	455	7	423	6
East North Central	447	6	441	6
New England	262	4	260	4
East South Central	203	3	187	3

Subtotal	6,912	100%	6,774	100%

Allowance for credit losses	(33)		(31)

Total	$6,879		$6,743

As of June 30, 2021 and December 31, 2020, all of our commercial mortgage loans were current. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K. As of June 30, 2021 and December 31, 2020, we had no commercial mortgage loans on non-accrual status.
During the six months ended June 30, 2021 and the year ended December 31, 2020, we did not have any modifications or extensions that were considered troubled debt restructurings.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$32	$29	$31	$13
Cumulative effect of change in accounting	—	—	—	16
Provision	1	(1)	2	(1)
Write-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$33	$28	$33	$28

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of June 30, 2021:

(Amounts in millions)	2021	2020	2019	2018	2017	2016 and prior	Total
Debt-to-value:
0% - 50%	$7	$59	$25	$102	$157	$2,151	$2,501
51% - 60%	19	51	88	344	236	810	1,548
61% - 75%	503	426	649	504	273	508	2,863
76% - 100%	—	—	—	—	—	—	—
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$529	$536	$762	$950	$666	$3,469	$6,912

Debt service coverage ratio:
Less than 1.00	$—	$—	$8	$27	$12	$131	$178
1.00 - 1.25	3	52	67	53	42	283	500
1.26 - 1.50	91	81	230	200	57	383	1,042
1.51 - 2.00	385	281	289	441	302	1,153	2,851
Greater than 2.00	50	122	168	229	253	1,519	2,341

Total amortized cost	$529	$536	$762	$950	$666	$3,469	$6,912

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2021
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$920	$605	$1,168	$—	$—	$2,693
Industrial	716	324	518	—	—	1,558
Office	468	452	611	—	—	1,531
Apartments	225	77	271	—	—	573
Mixed use	112	33	153	—	—	298
Other	60	57	142	—	—	259

Total amortized cost	$2,501	$1,548	$2,863	$—	$—	$6,912

% of total	36%	22%	42%	—%	—%	100%

Weighted-average debt service coverage ratio	2.39	1.84	1.62	—	—	1.96

	December 31, 2020
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$913	$639	$859	$29	$2	$2,442
Industrial	798	351	456	33	—	1,638
Office	523	431	595	18	—	1,567
Apartments	199	86	238	6	—	529
Mixed use	112	47	127	—	—	286
Other	100	74	121	17	—	312

Total amortized cost	$2,645	$1,628	$2,396	$103	$2	$6,774

% of total	39%	24%	35%	2%	—%	100%

Weighted-average debt service coverage ratio	2.40	1.83	1.61	1.49	0.64	1.97

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2021
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$51	$163	$529	$1,190	$760	$2,693
Industrial	20	78	136	597	727	1,558
Office	70	90	169	658	544	1,531
Apartments	8	22	126	250	167	573
Mixed use	5	23	45	128	97	298
Other	24	124	37	28	46	259

Total amortized cost	$178	$500	$1,042	$2,851	$2,341	$6,912

% of total	3%	7%	15%	41%	34%	100%

Weighted-average debt-to-value	58%	61%	62%	59%	44%	54%

	December 31, 2020
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$55	$169	$483	$969	$766	$2,442
Industrial	21	85	143	616	773	1,638
Office	101	99	170	634	563	1,567
Apartments	9	24	126	228	142	529
Mixed use	5	24	29	115	113	286
Other	25	125	41	28	93	312

Total amortized cost	$216	$526	$992	$2,590	$2,450	$6,774

% of total	3%	8%	15%	38%	36%	100%

Weighted-average debt-to-value	57%	62%	62%	57%	44%	53%

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
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of June 30, 2021 and

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2020, the total carrying value of these investments was $1,306 million and $1,018 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		June 30, 2021	December 31, 2020		June 30, 2021	December 31, 2020
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$280	$468	Other liabilities	$53	$23
Foreign currency swaps	Other invested assets	2	1	Other liabilities	2	2

Total cash flow hedges		282	469		55	25

Total derivatives designated as hedges		282	469		55	25

Derivatives not designated as hedges
Equity index options	Other invested assets	47	63	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	24	42	Other liabilities	—	1
GMWB embedded derivatives	Reinsurance recoverable (1)	18	26	Policyholder account balances (2)	275	379
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	339	399
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	24	26

Total derivatives not designated as hedges		89	131		638	805

Total derivatives		$371	$600		$693	$830

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2020	Additions	Maturities/ terminations	June 30, 2021
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,178	$—	$(405)	$7,773
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		8,305	—	(405)	7,900

Total derivatives designated as hedges		8,305	—	(405)	7,900

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	(4,674)	—
Equity index options	Notional	2,000	614	(803)	1,811
Financial futures	Notional	1,104	1,972	(2,116)	960
Other foreign currency contracts	Notional	1,186	22	(536)	672

Total derivatives not designated as hedges		8,964	2,608	(8,129)	3,443

Total derivatives		$17,269	$2,608	$(8,534)	$11,343

(Number of policies)	Measurement	December 31, 2020	Additions	Maturities/ terminations	June 30, 2021
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	23,713	—	(982)	22,731
Fixed index annuity embedded derivatives	Policies	12,778	—	(1,944)	10,834
Indexed universal life embedded derivatives	Policies	842	—	(22)	820
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2021:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$314	$52	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(8)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	3	—	Net investment income	—	Net investment gains (losses)

Total	$309	$52		$—

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2020:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(57)	$46	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	1	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(4)	—	Net investment income	—	Net investment gains (losses)

Total	$(60)	$46		$—

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2021:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(215)	$104	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	36	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	1	—	Net investment income	—	Net investment gains (losses)

Total	$(178)	$104		$—

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

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2021	2020
Derivatives qualifying as effective accounting hedges as of April 1	$1,792	$2,755
Current period increases (decreases) in fair value, net of deferred taxes of $(64) and $12	245	(48)
Reclassification to net (income) loss, net of deferred taxes of $18 and $16	(34)	(30)

Derivatives qualifying as effective accounting hedges as of June 30	$2,003	$2,677

	Six months ended June 30,
(Amounts in millions)	2021	2020
Derivatives qualifying as effective accounting hedges as of January 1	$2,211	$2,002
Current period increases (decreases) in fair value, net of deferred taxes of $38 and $(200)	(140)	735
Reclassification to net (income) loss, net of deferred taxes of $36 and $33	(68)	(60)

Derivatives qualifying as effective accounting hedges as of June 30	$2,003	$2,677

The total of derivatives designated as cash flow hedges of $2,003 million, net of taxes, recorded in stockholders’ equity as of June 30, 2021 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $138 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the six months ended June 30, 2021 and 2020, we reclassified $4 million and $1 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring.

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
The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2021	2020
Interest rate swaps	$(1)	$(2)	Net investment gains (losses)
Equity index options	6	4	Net investment gains (losses)
Financial futures	8	(123)	Net investment gains (losses)
Other foreign currency contracts	—	(2)	Net investment gains (losses)
GMWB embedded derivatives	2	129	Net investment gains (losses)
Fixed index annuity embedded derivatives	(14)	(45)	Net investment gains (losses)
Indexed universal life embedded derivatives	3	3	Net investment gains (losses)

Total derivatives not designated as hedges	$4	$(36)

	Six months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2021	2020
Interest rate swaps	$3	$(12)	Net investment gains (losses)
Equity index options	9	(9)	Net investment gains (losses)
Financial futures	(102)	138	Net investment gains (losses)
Other foreign currency contracts	—	8	Net investment gains (losses)
GMWB embedded derivatives	107	(207)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(18)	(13)	Net investment gains (losses)
Indexed universal life embedded derivatives	13	7	Net investment gains (losses)

Total derivatives not designated as hedges	$12	$(88)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2021			December 31, 2020
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$353	$55	$298	$574	$26	$548
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	353	55	298	574	26	548
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(42)	(42)	—	(20)	(20)	—
Collateral received	(238)	—	(238)	(401)	—	(401)
Collateral pledged	—	(625)	625	—	(505)	505
Over collateralization	3	612	(609)	2	499	(497)

Net amount	$76	$—	$76	$155	$—	$155

(1)	Does not include amounts related to embedded derivatives as of June 30, 2021 and December 31, 2020.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2021.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 90% of our portfolio was priced using third-party pricing services as of June 30, 2021. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2021:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies andgovernment-sponsored enterprises	$4,484	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$3,296	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$802	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$31,509	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$8,510	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,678	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,714	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage- backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,446	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,578 million and $872 million, respectively, as of June 30, 2021. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $336 million as of June 30, 2021.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,424 million as of June 30, 2021.

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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of June 30, 2021, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Non-performance risk is integrated into the discount rate used to value GMWB liabilities. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of June 30, 2021 and December 31, 2020, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $52 million and $66 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of June 30, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Fixed index annuity embedded derivatives
We have fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of June 30, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Indexed universal life embedded derivatives
We have indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of June 30, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the date
s
 indicated:

	June 30, 2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,484	$—	$4,484	$—	$—
State and political subdivisions	3,371	—	3,296	75	—
Non-U.S. government	802	—	802	—	—
U.S. corporate:
Utilities	5,091	—	4,249	842	—
Energy	2,952	—	2,875	77	—
Finance and insurance	8,989	—	8,328	661	—
Consumer—non-cyclical	6,224	—	6,115	109	—
Technology and communications	3,754	—	3,724	30	—
Industrial	1,572	—	1,552	20	—
Capital goods	2,870	—	2,811	59	—
Consumer—cyclical	1,994	—	1,855	139	—
Transportation	1,409	—	1,342	67	—
Other	434	—	236	198	—

Total U.S. corporate	35,289	—	33,087	2,202	—

Non-U.S. corporate:
Utilities	945	—	597	348	—
Energy	1,399	—	1,247	152	—
Finance and insurance	2,400	—	2,198	202	—
Consumer—non-cyclical	745	—	671	74	—
Technology and communications	1,284	—	1,256	28	—
Industrial	1,140	—	1,046	94	—
Capital goods	642	—	461	181	—
Consumer—cyclical	353	—	206	147	—
Transportation	541	—	458	83	—
Other	1,295	—	1,242	53	—

Total non-U.S. corporate	10,744	—	9,382	1,362	—

Residential mortgage-backed	1,691	—	1,678	13	—
Commercial mortgage-backed	2,734	—	2,714	20	—
Other asset-backed	2,534	—	2,446	88	—

Total fixed maturity securities	61,649	—	57,889	3,760	—

Equity securities	147	48	61	38	—

Other invested assets:
Derivative assets:
Interest rate swaps	280	—	280	—	—
Foreign currency swaps	2	—	2	—	—
Equity index options	47	—	—	47	—
Other foreign currency contracts	24	—	24	—	—

Total derivative assets	353	—	306	47	—

Securities lending collateral	105	—	105	—	—
Short-term investments	121	—	121	—	—
Limited partnerships	1,070	—	—	—	1,070

Total other invested assets	1,649	—	532	47	1,070

Reinsurance recoverable (2)	18	—	—	18	—
Separate account assets	6,202	6,202	—	—	—

Total assets	$69,665	$6,250	$58,482	$3,863	$1,070

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of April 1, 2021	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2021	Total gains (losses) attributable to assets still held
		Included in net income (loss)	Included in OCI								Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$68	$1	$6	$—	$—	$—	$—	$—	$—	$75	$1	$6
U.S. corporate:
Utilities	793	—	23	8	—	—	(1)	19	—	842	—	23
Energy	122	—	8	—	—	—	(1)	—	(52)	77	—	4
Finance and insurance	597	—	17	55	—	—	(8)	—	—	661	—	17
Consumer—non-cyclical	106	—	2	—	—	—	(2)	3	—	109	—	1
Technology and communications	40	—	2	—	—	—	—	—	(12)	30	—	1
Industrial	20	—	—	—	—	—	—	—	—	20	—	—
Capital goods	58	—	1	—	—	—	—	—	—	59	—	1
Consumer—cyclical	147	—	1	—	—	—	(1)	—	(8)	139	—	1
Transportation	67	—	1	—	—	—	(1)	—	—	67	—	1
Other	200	—	—	—	—	—	(2)	—	—	198	—	1

Total U.S. corporate	2,150	—	55	63	—	—	(16)	22	(72)	2,202	—	50

Non-U.S. corporate:
Utilities	375	—	5	—	—	—	(8)	—	(24)	348	—	4
Energy	243	—	10	—	—	—	(22)	—	(79)	152	—	5
Finance and insurance	290	—	17	—	(2)	—	(52)	—	(51)	202	1	5
Consumer—non-cyclical	66	—	—	8	—	—	—	—	—	74	—	—
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	93	—	1	—	—	—	—	—	—	94	—	1
Capital goods	175	—	1	5	—	—	—	—	—	181	—	2
Consumer—cyclical	144	—	2	1	—	—	—	—	—	147	—	2
Transportation	82	—	1	—	—	—	—	—	—	83	—	2
Other	80	—	1	—	—	—	(13)	—	(15)	53	—	1

Total non-U.S. corporate	1,576	—	38	14	(2)	—	(95)	—	(169)	1,362	1	22

Residential mortgage-backed	13	—	1	—	—	—	(1)	—	—	13	—	—
Commercial mortgage-backed	19	—	—	1	—	—	—	—	—	20	—	1
Other asset-backed	96	—	1	—	—	—	(5)	—	(4)	88	—	1

Total fixed maturity securities	3,922	1	101	78	(2)	—	(117)	22	(245)	3,760	2	80

Equity securities	43	—	—	—	—	—	(5)	—	—	38	—	—

Other invested assets:
Derivative assets:
Equity index options	53	6	—	5	—	—	(17)	—	—	47	2	—

Total derivative assets	53	6	—	5	—	—	(17)	—	—	47	2	—

Total other invested assets	53	6	—	5	—	—	(17)	—	—	47	2	—

Reinsurance recoverable (2)	18	(1)	—	—	—	1	—	—	—	18	(1)	—

Total Level 3 assets	$4,036	$6	$101	$83	$(2)	$1	$(139)	$22	$(245)	$3,863	$3	$80

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Beginning balance as of April 1, 2020	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2020	Total gains (losses) attributable to assets still held
		Included in net income (loss)	Included in OCI								Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$83	$—	$7	$—	$—	$—	$—	$—	$(27)	$63	$1	$6
Non-U.S. government	1	—	—	—	—	—	(1)	—	—	—	—	—
U.S. corporate:
Utilities	843	—	37	32	—	—	(2)	26	—	936	—	37
Energy	124	1	13	—	—	—	(2)	—	(13)	123	—	9
Finance and insurance	510	—	33	21	—	—	(12)	—	(1)	551	—	33
Consumer—non-cyclical	88	—	8	8	—	—	(1)	—	—	103	—	8
Technology and communications	61	—	5	—	—	—	—	—	—	66	—	5
Industrial	37	—	2	—	—	—	—	—	—	39	—	2
Capital goods	90	—	7	—	—	—	—	—	—	97	—	7
Consumer—cyclical	179	—	11	—	—	—	(1)	9	—	198	—	11
Transportation	43	—	2	—	—	—	(1)	10	—	54	—	2
Other	138	—	2	—	—	—	(2)	27	—	165	—	2

Total U.S. corporate	2,113	1	120	61	—	—	(21)	72	(14)	2,332	—	116

Non-U.S. corporate:
Utilities	355	—	23	1	—	—	—	—	(22)	357	—	23
Energy	236	—	22	—	—	—	(26)	5	—	237	—	22
Finance and insurance	223	1	50	—	—	—	—	37	—	311	1	49
Consumer—non-cyclical	58	—	5	—	—	—	—	—	(9)	54	—	4
Technology and communications	27	—	1	—	—	—	—	—	—	28	—	1
Industrial	92	—	8	—	—	—	—	—	(8)	92	—	7
Capital goods	135	—	9	—	—	—	—	29	—	173	—	9
Consumer—cyclical	164	—	12	—	—	—	(3)	—	(17)	156	—	11
Transportation	108	—	11	—	—	—	—	22	—	141	—	11
Other	131	—	9	5	—	—	—	—	—	145	—	9

Total non-U.S. corporate	1,529	1	150	6	—	—	(29)	93	(56)	1,694	1	146

Residential mortgage-backed	24	—	1	—	—	—	(1)	3	(3)	24	—	—
Commercial mortgage-backed	—	—	1	—	—	—	—	20	—	21	—	1
Other asset-backed	87	—	2	2	—	—	(1)	—	—	90	—	3

Total fixed maturity securities	3,837	2	281	69	—	—	(53)	188	(100)	4,224	2	272

Equity securities	50	—	—	6	(3)	—	—	—	—	53	—	—

Other invested assets:
Derivative assets:
Equity index options	62	4	—	7	—	—	(7)	—	—	66	8	—

Total derivative assets	62	4	—	7	—	—	(7)	—	—	66	8	—

Total other invested assets	62	4	—	7	—	—	(7)	—	—	66	8	—

Reinsurance recoverable (2)	47	(9)	—	—	—	—	—	—	—	38	(9)	—

Total Level 3 assets	$3,996	$(3)	$281	$82	$(3)	$—	$(60)	$188	$(100)	$4,381	$1	$272

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2021	Total gains (losses) attributable to assets still held
		Included in net income (loss)	Included in OCI								Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$66	$2	$7	$—	$—	$—	$—	$—	$—	$75	$2	$7
U.S. corporate:
Utilities	842	—	(7)	16	—	—	(14)	19	(14)	842	—	(6)
Energy	128	—	4	—	—	—	(3)	—	(52)	77	—	—
Finance and insurance	607	—	(5)	73	—	—	(25)	17	(6)	661	—	(5)
Consumer—non-cyclical	109	—	(1)	—	—	—	(2)	3	—	109	—	(2)
Technology and communications	47	—	—	12	—	—	—	4	(33)	30	—	(1)
Industrial	40	—	—	—	—	—	(20)	—	—	20	—	—
Capital goods	60	—	(1)	—	—	—	—	—	—	59	—	(1)
Consumer—cyclical	150	—	(1)	—	—	—	(2)	—	(8)	139	—	(1)
Transportation	70	—	—	—	—	—	(3)	—	—	67	—	—
Other	219	—	(2)	—	—	—	(5)	6	(20)	198	—	—

Total U.S. corporate	2,272	—	(13)	101	—	—	(74)	49	(133)	2,202	—	(16)

Non-U.S. corporate:
Utilities	352	—	(2)	30	—	—	(8)	—	(24)	348	—	(3)
Energy	245	—	8	—	—	—	(22)	—	(79)	152	—	3
Finance and insurance	305	1	1	—	(2)	—	(52)	—	(51)	202	2	(11)
Consumer—non-cyclical	67	—	(1)	8	—	—	—	—	—	74	—	(1)
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	95	—	(1)	—	—	—	—	—	—	94	—	(1)
Capital goods	178	—	(2)	5	—	—	—	—	—	181	—	(1)
Consumer—cyclical	146	—	—	17	—	—	—	—	(16)	147	—	—
Transportation	109	—	—	—	—	—	(19)	—	(7)	83	—	1
Other	83	—	(1)	—	—	—	(14)	—	(15)	53	—	(1)

Total non-U.S. corporate	1,608	1	2	60	(2)	—	(115)	—	(192)	1,362	2	(14)

Residential mortgage-backed	14	—	—	—	—	—	(1)	—	—	13	—	—
Commercial mortgage-backed	20	—	(1)	1	—	—	—	—	—	20	—	(1)
Other asset-backed	109	—	1	3	—	—	(9)	2	(18)	88	—	1

Total fixed maturity securities	4,089	3	(4)	165	(2)	—	(199)	51	(343)	3,760	4	(23)

Equity securities	51	—	—	—	(8)	—	(5)	—	—	38	—	—

Other invested assets:
Derivative assets:
Equity index options	63	9	—	10	—	—	(35)	—	—	47	4	—

Total derivative assets	63	9	—	10	—	—	(35)	—	—	47	4	—

Total other invested assets	63	9	—	10	—	—	(35)	—	—	47	4	—

Reinsurance recoverable (2)	26	(9)	—	—	—	1	—	—	—	18	(9)	—

Total Level 3 assets	$4,229	$3	$(4)	$175	$(10)	$1	$(239)	$51	$(343)	$3,863	$(1)	$(23)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2020	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2020	Total gains (losses) attributable to assets still held
		Included in net income (loss)	Included in OCI								Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$102	$1	$(12)	$—	$—	$—	$(1)	$—	$(27)	$63	$2	$(13)
Non-U.S. government	—	—	—	—	—	—	(1)	1	—	—	—	—
U.S. corporate:
Utilities	865	—	12	32	—	—	(2)	42	(13)	936	—	14
Energy	129	1	(2)	10	(21)	—	(3)	22	(13)	123	—	(5)
Finance and insurance	572	2	2	21	—	—	(24)	—	(22)	551	—	5
Consumer—non-cyclical	94	—	2	8	—	—	(1)	—	—	103	—	2
Technology and communications	50	—	1	20	—	—	—	—	(5)	66	—	2
Industrial	40	—	(1)	—	—	—	—	—	—	39	—	(1)
Capital goods	102	—	(1)	—	—	—	(4)	—	—	97	—	(1)
Consumer—cyclical	173	—	4	—	—	—	(3)	24	—	198	—	4
Transportation	78	—	(2)	—	—	—	(2)	10	(30)	54	—	1
Other	136	—	1	5	—	—	(4)	27	—	165	—	1

Total U.S. corporate	2,239	3	16	96	(21)	—	(43)	125	(83)	2,332	—	22

Non-U.S. corporate:
Utilities	374	—	3	12	—	—	—	21	(53)	357	—	3
Energy	247	—	(8)	—	—	—	(26)	24	—	237	—	(8)
Finance and insurance	234	2	9	15	—	—	—	58	(7)	311	2	10
Consumer—non-cyclical	59	—	2	8	—	—	—	1	(16)	54	—	1
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	104	—	1	—	—	—	(5)	—	(8)	92	—	—
Capital goods	161	1	(2)	—	—	—	(16)	29	—	173	—	(1)
Consumer—cyclical	147	—	(3)	4	—	—	(7)	32	(17)	156	—	(5)
Transportation	191	—	2	—	—	—	—	22	(74)	141	—	6
Other	140	—	—	5	—	—	(1)	1	—	145	—	—

Total non-U.S. corporate	1,685	3	4	44	—	—	(55)	188	(175)	1,694	2	6

Residential mortgage-backed	27	—	—	—	—	—	(1)	4	(6)	24	—	—
Commercial mortgage-backed	6	—	2	—	—	—	—	20	(7)	21	—	1
Other asset-backed	93	—	(2)	8	—	—	(8)	—	(1)	90	—	(2)

Total fixed maturity securities	4,152	7	8	148	(21)	—	(109)	338	(299)	4,224	4	14

Equity securities	51	—	—	6	(4)	—	—	—	—	53	—	—

Other invested assets:
Derivative assets:
Equity index options	81	(9)	—	18	—	—	(24)	—	—	66	5	—

Total derivative assets	81	(9)	—	18	—	—	(24)	—	—	66	5	—

Total other invested assets	81	(9)	—	18	—	—	(24)	—	—	66	5	—

Reinsurance recoverable (2)	20	17	—	—	—	1	—	—	—	38	17	—

Total Level 3 assets	$4,304	$15	$8	$172	$(25)	$1	$(133)	$338	$(299)	$4,381	$26	$14

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$1	$2	$3	$6
Net investment gains (losses)	5	(5)	—	9

Total	$6	$(3)	$3	$15

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$2	$2	$4	$4
Net investment gains (losses)	1	(1)	(5)	22

Total	$3	$1	$(1)	$26

The amount presented for realized and unrealized gains (losses) included in net income (loss) for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2021:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$807	Credit spreads	47bps - 210bps	124bps
Energy	Internal models	66	Credit spreads	57bps - 203bps	128bps
Finance and insurance	Internal models	644	Credit spreads	44bps - 171bps	113bps
Consumer—non-cyclical	Internal models	109	Credit spreads	52bps - 203bps	117bps
Technology and communications	Internal models	30	Credit spreads	72bps - 150bps	122bps
Industrial	Internal models	21	Credit spreads	85bps - 159bps	127bps
Capital goods	Internal models	59	Credit spreads	62bps - 159bps	112bps
Consumer—cyclical	Internal models	138	Credit spreads	81bps - 156bps	122bps
Transportation	Internal models	55	Credit spreads	46bps - 134bps	87bps
Other	Internal models	177	Credit spreads	63bps - 143bps	82bps

Total U.S. corporate	Internal models	$2,106	Credit spreads	44bps - 210bps	115bps

Non-U.S. corporate:
Utilities	Internal models	$347	Credit spreads	58bps - 210bps	109bps
Energy	Internal models	140	Credit spreads	62bps - 187bps	113bps
Finance and insurance	Internal models	160	Credit spreads	78bps - 111bps	93bps
Consumer—non-cyclical	Internal models	72	Credit spreads	52bps - 121bps	89bps
Technology and communications	Internal models	28	Credit spreads	62bps - 106bps	89bps
Industrial	Internal models	94	Credit spreads	57bps - 156bps	98bps
Capital goods	Internal models	152	Credit spreads	52bps - 187bps	100bps
Consumer—cyclical	Internal models	61	Credit spreads	81bps - 156bps	111bps
Transportation	Internal models	83	Credit spreads	52bps - 156bps	85bps
Other	Internal models	54	Credit spreads	66bps - 343bps	123bps

Total non-U.S. corporate	Internal models	$1,191	Credit spreads	52bps - 343bps	103bps

Derivative assets:
Equity index options	Discounted cash flows	$47	Equity index volatility	6% - 48%	27%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.
Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$275	$—	$—	$275
Fixed index annuity embedded derivatives	339	—	—	339
Indexed universal life embedded derivatives	24	—	—	24

Total policyholder account balances	638	—	—	638

Derivative liabilities:
Interest rate swaps	53	—	53	—
Foreign currency swaps	2	—	2	—

Total derivative liabilities	55	—	55	—

Total liabilities	$693	$—	$55	$638

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$—	$—	$379
Fixed index annuity embedded derivatives	399	—	—	399
Indexed universal life embedded derivatives	26	—	—	26

Total policyholder account balances	804	—	—	804

Derivative liabilities:
Interest rate swaps	23	—	23	—
Foreign currency swaps	2	—	2	—
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	26	—	26	—

Total liabilities	$830	$—	$26	$804

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2021	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2021	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$272	$(3)	$—	$—	$—	$6	$—	$—	$—	$275	$(4)	$—
Fixed index annuity embedded derivatives	362	14	—	—	—	—	(37)	—	—	339	14	—
Indexed universal life embedded derivatives	23	(3)	—	—	—	4	—	—	—	24	(3)	—

Total policyholder account balances	657	8	—	—	—	10	(37)	—	—	638	7	—

Total Level 3 liabilities	$657	$8	$—	$—	$—	$10	$(37)	$—	$—	$638	$7	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of April 1, 2020	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2020	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$691	$(138)	$—	$—	$—	$6	$—	$—	$—	$559	$(137)	$—
Fixed index annuity embedded derivatives	413	45	—	—	—	—	(11)	—	—	447	45	—
Indexed universal life embedded derivatives	21	(3)	—	—	—	5	—	—	—	23	(3)	—

Total policyholder account balances	1,125	(96)	—	—	—	11	(11)	—	—	1,029	(95)	—

Total Level 3 liabilities	$1,125	$(96)	$—	$—	$—	$11	$(11)	$—	$—	$1,029	$(95)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2021	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2021	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$(116)	$—	$—	$—	$12	$—	$—	$—	$275	$(111)	$—
Fixed index annuity embedded derivatives	399	18	—	—	—	—	(78)	—	—	339	18	—
Indexed universal life embedded derivatives	26	(13)	—	—	—	11	—	—	—	24	(13)	—

Total policyholder account balances	804	(111)	—	—	—	23	(78)	—	—	638	(106)	—

Total Level 3 liabilities	$804	$(111)	$—	$—	$—	$23	$(78)	$—	$—	$638	$(106)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2020	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2020	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$224	$—	$—	$—	$12	$—	$—	$—	$559	$231	$—
Fixed index annuity embedded derivatives	452	13	—	—	—	—	(18)	—	—	447	13	—
Indexed universal life embedded derivatives	19	(7)	—	—	—	11	—	—	—	23	(7)	—

Total policyholder account balances	794	230	—	—	—	23	(18)	—	—	1,029	237	—

Total Level 3 liabilities	$794	$230	$—	$—	$—	$23	$(18)	$—	$—	$1,029	$237	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	8	(96)	(111)	230

Total	$8	$(96)	$(111)	$230

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	7	(95)	(106)	237

Total	$7	$(95)	$(106)	$237

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2021:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average (1)
Policyholder account balances:
			Withdrawal utilization rate	59% - 88%	75%
			Lapse rate	2% - 9%	4%
			Non-performance risk (credit spreads)	14bps - 83bps	65bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$275	Equity index volatility	16% - 26%	22%
Fixed index annuity embedded derivatives	Option budget method	$339	Expected future interest credited	— % - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$24	Expected future interest credited	3% - 9%	5%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2021
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,879	$7,270	$—	$—	$7,270
Bank loan investments		(1)	308	314	—	—	314
Liabilities:
Long-term borrowings		(1)	2,924	2,813	—	2,813	—
Investment contracts		(1)	9,360	10,172	—	—	10,172
Other firm commitments:
Commitments to fund limited partnerships	1,187		—	—	—	—	—
Commitments to fund bank loan investments	273		—	—	—	—	—
Ordinary course of business lending commitments	156		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2020
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,743	$7,145	$—	$—	$7,145
Bank loan investments		(1)	344	354	—	—	354
Liabilities:
Long-term borrowings		(1)	3,403	3,090	—	3,090	—
Investment contracts		(1)	10,276	11,353	—	—	11,353
Other firm commitments:
Commitments to fund limited partnerships	1,090		—	—	—	—	—
Commitments to fund bank loan investments	32		—	—	—	—	—
Ordinary course of business lending commitments	117		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Liability for Policy and Contract Claims
The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the six months ended June 30,
(Amounts in millions)	2021	2020
Beginning balance	$11,486	$10,750
Less reinsurance recoverables	(2,431)	(2,406)

Net beginning balance	9,055	8,344

Incurred related to insured events of:
Current year	1,991	2,178
Prior years	(332)	(258)

Total incurred	1,659	1,920

Paid related to insured events of:
Current year	(477)	(434)
Prior years	(1,255)	(1,298)

Total paid	(1,732)	(1,732)

Interest on liability for policy and contract claims	202	205
Foreign currency translation	—	(2)

Net ending balance	9,184	8,735
Add reinsurance recoverables	2,362	2,319

Ending balance	$11,546	$11,054

The liability for policy and contract claims represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could be significant, and result in increases in reserves by an amount that could be material to our results of operations and financial condition and liquidity. In addition, loss reserves recorded on new delinquencies in our Enact segment have a high degree of estimation, particularly due to the level of uncertainty regarding whether borrowers in forbearance will ultimately cure or result in a claim payment.
For the six months ended June 30, 2021, the favorable development of $332 million related to insured events of prior years was primarily attributable to our long-term care insurance business largely from favorable development on prior year incurred but not reported claims, favorable claim terminations mostly attributable to higher mortality and favorable experience on pending claims that did not become an active claim. These decreases were partially offset by higher reserves associated with changes to incidence and mortality experience driven by COVID-19, which we believe are temporary.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Borrowings
The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	June 30, 2021	December 31, 2020
Genworth Holdings (1)
7.20% Senior Notes, due 2021	$—	$338
7.625% Senior Notes, due 2021	514	660
4.90% Senior Notes, due 2023	400	400
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	2,209	2,693
Bond consent fees	(16)	(19)
Deferred borrowing charges	(8)	(9)

Total Genworth Holdings	2,185	2,665

Enact Holdings
6.50% Senior Notes, due 2025 (2)	750	750
Deferred borrowing charges	(11)	(12)

Total Enact Holdings	739	738

Total	$2,924	$3,403

(1)
We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(2)
Senior notes issued by Enact Holdings, our wholly-owned U.S. mortgage insurance subsidiary, who has the option to redeem the notes in whole or in part at any time prior to February 15, 2025, by paying a make-whole premium plus accrued and unpaid interest.

Genworth Holdings paid its 7.20% senior notes with a principal balance of $338 million at maturity on February 16, 2021. Genworth Holdings’ 7.20% senior notes were fully redeemed with a cash payment of $350 million, comprised of the outstanding principal balance and accrued interest.
In March 2021, Genworth Holdings repurchased $146 million principal amount of its 7.625% senior notes due in September 2021 for a pre-tax loss of $4 million and paid accrued interest thereon. On July 21, 2021, Genworth Holdings early redeemed the remainder of its 7.625% senior notes originally scheduled to mature in September 2021. The senior notes were fully redeemed with a cash payment of $532 million, comprised of the outstanding principal balance of $513 million, accrued interest of approximately $13 million and a make-whole premium of approximately $6 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020 (2)
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Swaps terminated prior to the TCJA (1)	2.1	9.2	2.9	97.2
Stock-based compensation	—	0.2	0.1	14.6
Non-deductible expense	0.7	1.3	0.6	14.5
Tax favored investments	(0.3)	(1.6)	(0.4)	(16.3)
Other, net	(0.1)	(0.6)	—	7.5

Effective rate	23.4%	29.5%	24.2%	138.5%

(1)	Tax Cuts and Jobs Act.
(2)
For the six months ended June 30, 2020, the effective tax rate of 138.5% and the associated higher percentages included in the effective tax rate reconciliation are principally due to the prior year low pre-tax income.

The decrease in the effective tax rate for the three months ended June 30, 2021 was primarily attributable to tax expense on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income, in relation to higher pre-tax income in the current year.
The decrease in the effective tax rate for the six months ended June 30, 2021 was mostly attributable to tax expense on forward starting swaps settled prior to the enactment of the TCJA and non-deductible expenses in relation to higher pre-tax income in the current year. The decrease was also attributable to higher tax expense related to stock-based compensation in the prior year.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. For the three and six months ended June 30, 2020, we elected to record the actual effective tax rate for the periods, primarily due to the sensitivity of the full year annualized effective rate in relation to small changes in projected pre-tax income.
(10) Segment Information
We have the following three operating business segments: Enact, formerly known as U.S. Mortgage Insurance; U.S. Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of non-strategic products which have not been actively sold since 2011). In addition to our three operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain international mortgage insurance businesses and discontinued operations.

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
During the six months ended June 30, 2021, we repurchased $146 million principal amount of Genworth Holdings’ senior notes due in September 2021 for a pre-tax loss of $4 million. During the three and six months ended June 30, 2020, we repurchased $52 million and $66 million, respectively, principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax gain of $3 million and $4 million, respectively. In January 2020, we paid a pre-tax make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont Life Insurance Company I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse funding obligations originally due in 2050 resulting in a pre-tax loss of $4 million from the write-off of deferred borrowing costs. These transactions were excluded from adjusted operating income (loss) as they relate to gains (losses) on the early extinguishment of debt.
We recorded a pre-tax expense of $5 million and $26 million for the three and six months ended June 30, 2021, respectively, and $1 million and $2 million for the three and six months ended June 30, 2020, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented.
The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Revenues:
Enact segment	$276	$274	$564	$535
U.S. Life Insurance segment:
Long-term care insurance	1,226	1,200	2,366	2,206
Life insurance	329	335	677	683
Fixed annuities	122	129	254	262

U.S. Life Insurance segment	1,677	1,664	3,297	3,151

Runoff segment	88	90	164	97

Corporate and Other activities	—	(25)	1	29

Total revenues	$2,041	$2,003	$4,026	$3,812

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

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$240	$(441)	$427	$(507)
Add: net income from continuing operations attributable to noncontrolling interests	—	—	—	—
Add: net income from discontinued operations attributable to noncontrolling interests	—	23	8	17

Net income (loss)	240	(418)	435	(490)
Less: income (loss) from discontinued operations, net of taxes	(5)	(473)	16	(485)

Income (loss) from continuing operations	245	55	419	(5)
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	245	55	419	(5)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(70)	(97)	(103)	(9)
(Gains) losses on early extinguishment of debt	—	(3)	4	9
Expenses related to restructuring	5	1	26	2
Taxes on adjustments	14	21	16	—

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$194	$(23)	$362	$(3)

(1)
For the three and six months ended June 30, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(4) million and $(15) million, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$135	$(3)	$261	$145
U.S. Life Insurance segment:
Long-term care insurance	98	48	193	49
Life insurance	(40)	(81)	(103)	(158)
Fixed annuities	13	28	43	34

U.S. Life Insurance segment	71	(5)	133	(75)

Runoff segment	15	24	27	11
Corporate and Other activities	(27)	(39)	(59)	(84)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$194	$(23)	$362	$(3)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2021	December 31, 2020
Assets:
Enact segment	$5,845	$5,627
U.S. Life Insurance segment	82,522	84,671
Runoff segment	9,593	9,735
Corporate and Other activities	2,690	2,897

Segment assets from continuing operations	100,650	102,930
Assets related to discontinued operations	—	2,817

Total assets	$100,650	$105,747

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
. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s former Australian mortgage insurance business, including our plans for an IPO of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the Court may deem proper. The amended consolidated complaint also added Genworth’s then current chief financial officer as a defendant, based on alleged conduct in her former capacity as Genworth’s controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016. Thereafter, plaintiffs filed a substantially similar second amended complaint which we moved to dismiss on September 16, 2016. The motion is fully briefed and awaiting disposition by the Court. The action was stayed pending the outcome of the proposed China Oceanwide transaction. On January 14, 2021, the parties submitted a joint letter to the Court requesting that the action remain stayed until April 15, 2021, or until the closing or termination of the merger in the event the merger closed or was terminated prior to April 15, 2021. On April 6, 2021, Genworth Financial terminated the proposed China Oceanwide transaction, thereby lifting the stay. In June 2021, the parties submitted a supplemental briefing on our motion to dismiss, which is now fully briefed and awaiting disposition by the Court. We intend to vigorously defend this action.
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
. The complaint alleges that Genworth’s board of directors wrongfully refused plaintiff’s demand to commence litigation on behalf of Genworth and asserts claims for breaches of fiduciary duties, waste, contribution and indemnification, and unjust enrichment concerning Genworth’s long-term care insurance reserves and concerning Genworth’s former Australian mortgage insurance business, including our plans for an IPO of the business, and seeks unspecified

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

damages, costs, attorneys’ fees and such equitable relief as the Court may deem proper. We filed a motion to dismiss on November 14, 2016. The action was stayed pending the outcome of the proposed China Oceanwide transaction. On January 14, 2021, the parties submitted a joint letter to the Court requesting that the action remai
n
 stayed until April 15, 2021, or until the closing or termination of the merger in the event the merger closed or was terminated prior to April 15, 2021. On April 6, 2021, Genworth Financial terminated the proposed China Oceanwide transaction, thereby lifting the stay. We intend to vigorously defend this action.
In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining Plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release, and renewed our motion for leave to file a counterclaim. We intend to continue to vigorously defend the dismissal of this action.
In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, Genworth Financial International Holdings, LLC (“GFIH”) and Genworth Life Insurance Company (“GLIC”) were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned
Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth MI Canada Inc. (“Genworth Canada”) from being transferred out of GFIH. On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief from their August 7, 2019 motion with an exception that allowed GFIH to transfer
 $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay-off of a senior secured term loan facility dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019, and plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividends GLIC paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to $15 million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. On March 27, 2020, we filed our answer to plaintiffs’ amended complaint. On May 26, 2021, the plaintiffs filed a second amended and supplemental class action complaint adding additional factual allegations and three new causes of action. On July 26, 2021, we moved to dismiss the three new causes of action and answered the balance of the second amended and supplemental class action complaint. We intend to continue to vigorously defend this action.
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
In January 2021, GLIC and Genworth Life Insurance Company of New York were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Judy Halcom, Hugh Penson, Harold Cherry, and Richard Landino, individually, and on behalf of all others similarly situated v. Genworth Life Insurance Company and Genworth Life Insurance Company of New York
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. The trial is scheduled to commence on June 1, 2022. On June 18, 2021, following two days of mediation, the parties reached an agreement in principle to settle this matter on a nationwide basis. The parties will need to enter into a definitive settlement agreement, file for approval of the settlement with the Court and have the Court approve the settlement in order to finalize the settlement of this matter. No assurance can be given that a final settlement will be reached. If we enter into a settlement agreement

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consistent with the agreement in principle we reached on June 18, 2021, we do not anticipate the result to have a material negative impact on our results of operations or financial position. If we do not enter into a final settlement, we intend to continue to vigorously defend this action.
In January 2021, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the District of Oregon captioned
Patsy H. McMillan, Individually and On Behalf Of All Others Similarly Situated, v. Genworth Life and Annuity Insurance Company
. Plaintiff seeks to represent life insurance policyholders, alleging that GLAIC impermissibly calculated cost of insurance rates to be higher than that permitted by her policy. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. On April 5, 2021, we filed an answer to the plaintiff’s complaint. We intend to continue to vigorously defend thi
s
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
(b) Commitments
As of June 30, 2021, we were committed to fund $1,187 million in limited partnership investments, $58 million in U.S. commercial mortgage loan investments and $98 million in private placement investments. As of June 30, 2021, we were also committed to fund $273 million of bank loan investments which had not yet been drawn.
(12) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2021	$1,919	$1,792	$(36)	$3,675
OCI before reclassifications	(54)	245	2	193
Amounts reclassified from (to) OCI	—	(34)	—	(34)

Current period OCI	(54)	211	2	159

Balances as of June 30, 2021 before noncontrolling interests	1,865	2,003	(34)	3,834

Less: change in OCI attributable to noncontrolling interests	—	—	—	—

Balances as of June 30, 2021	$1,865	$2,003	$(34)	$3,834

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2020	$1,140	$2,755	$(80)	$3,815
OCI before reclassifications	762	(48)	73	787
Amounts reclassified from (to) OCI	(88)	(30)	—	(118)

Current period OCI	674	(78)	73	669

Balances as of June 30, 2020 before noncontrolling interests	1,814	2,677	(7)	4,484

Less: change in OCI attributable to noncontrolling interests	3	—	34	37

Balances as of June 30, 2020	$1,811	$2,677	$(41)	$4,447

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2021	$2,214	$2,211	$—	$4,425
OCI before reclassifications	(370)	(140)	138	(372)
Amounts reclassified from (to) OCI	(4)	(68)	—	(72)

Current period OCI	(374)	(208)	138	(444)

Balances as of June 30, 2021 before noncontrolling interests	1,840	2,003	138	3,981

Less: change in OCI attributable to noncontrolling interests	(25)	—	172	147

Balances as of June 30, 2021	$1,865	$2,003	$(34)	$3,834

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2020	$1,456	$2,002	$(25)	$3,433
OCI before reclassifications	448	735	(25)	1,158
Amounts reclassified from (to) OCI	(94)	(60)	—	(154)

Current period OCI	354	675	(25)	1,004

Balances as of June 30, 2020 before noncontrolling interests	1,810	2,677	(50)	4,437

Less: change in OCI attributable to noncontrolling interests	(1)	—	(9)	(10)

Balances as of June 30, 2020	$1,811	$2,677	$(41)	$4,447

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.
The foreign currency translation and other adjustments balance in the charts above included $(15) million, net of taxes of $4 million, related to a net unrecognized postretirement benefit obligation as of June 30, 2021. The balance also included taxes of $(1) million and $22 million, respectively, related to foreign currency translation adjustments as of June 30, 2021 and 2020.
The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$—	$(112)	$(5)	$(119)	Net investment (gains) losses
Income taxes	—	24	1	25	Provision for income taxes

Total	$—	$(88)	$(4)	$(94)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(52)	$(46)	$(104)	$(89)	Net investment income
Interest rate swaps hedging assets	—	—	—	(4)	Net investment (gains) losses
Income taxes	18	16	36	33	Provision for income taxes

Total	$(34)	$(30)	$(68)	$(60)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) Discontinued Operations
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
The assets and liabilities related to Genworth Australia were segregated in our condensed consolidated balance sheet until deconsolidation. The major asset and liability categories of Genworth Australia were as follows for the periods indicated:

(Amounts in millions)	June 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$2,295
Equity securities, at fair value	—	90
Other invested assets	—	154

Total investments	—	2,539
Cash, cash equivalents and restricted cash	—	95
Accrued investment income	—	16
Deferred acquisition costs	—	42
Intangible assets	—	43
Other assets	—	40
Deferred tax asset	—	42

Assets related to discontinued operations	$—	$2,817

Liabilities
Liability for policy and contract claims	$—	$331
Unearned premiums	—	1,193
Other liabilities	—	104
Long-term borrowings	—	145

Liabilities related to discontinued operations	$—	$1,773

Deferred tax assets and liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in assets or liabilities of continuing operations and not reflected in assets or liabilities related to discontinued operations.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of operating results related to Genworth Australia reported as discontinued operations was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Revenues:
Premiums	$—	$62	$51	$131
Net investment income	—	7	4	18
Net investment gains (losses)	—	66	(5)	13
Policy fees and other income	—	—	—	1

Total revenues	—	135	50	163

Benefits and expenses:
Benefits and other changes in policy reserves	—	39	11	63
Acquisition and operating expenses, net of deferrals	—	13	7	25
Amortization of deferred acquisition costs and intangibles	—	6	6	14
Goodwill impairment	—	5	—	5
Interest expense	—	2	1	3

Total benefits and expenses	—	65	25	110

Income before income taxes and loss on sale (1)	—	70	25	53
Provision for income taxes	—	23	8	18

Income before loss on sale	—	47	17	35
Loss on sale, net of taxes	—	—	(3)	—

Income from discontinued operations, net of taxes	—	47	14	35

Less: net income from discontinued operations attributable to noncontrolling interests	—	23	8	17

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$—	$24	$6	$18

(1)
The three months ended June 30, 2020, includes pre-tax income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $37 million. The six months ended June 30, 2021 and 2020, includes pre-tax income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $13 million and $28 million, respectively.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Genworth Australia sale, we made a mandatory principal payment to AXA of approximately £176 million ($245 million) in March 2021. The mandatory payment fully repaid the first installment obligation originally due in June 2022 and partially prepaid the September 2022 installment payment.
The following table presents the remaining amounts owed to AXA under the settlement agreement, which are reflected as liabilities related to discontinued operations in our condensed consolidated balance sheets as of the periods presented:

(Amounts in millions)	British Pounds		U.S. Dollar
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Installment payments due to AXA:
June 2022:
Beginning balance	£159	£159	$217	$217
Prepayments (1)	(159)	—	(217)	—

Ending balance	—	159	—	217

September 2022:
Beginning balance	187	158	256	217
Prepayments (1)	(17)	—	(28)	—
Amounts billed as future losses	41	29	56	39
Foreign exchange and other	—	—	8	—

Ending balance	211	187	292	256

Total amounts due under the promissory note	211	346	292	473
Future claims:
Estimated beginning balance	79	107	108	146
Change in estimated future claims	—	1	—	1
Less: Amounts billed	(41)	(29)	(56)	(39)

Estimated future billings	38	79	52	108

Total amounts due to AXA under the settlement agreement (2)	£249	£425	$344	$581

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

(2)
Amounts exclude accrued interest on the promissory note and certain other expenses. As of June 30, 2021, due principally to the mandatory payment made in connection with the Genworth Australia sale, we reduced the amount of accrued interest payable on the promissory note resulting in a reduction in the total amount owed to AXA of approximately $2 million.

An after-tax loss of $4 million and $5
million related to the settlement is included in income (loss) from discontinued operations for the three and six months ended June 30, 2021, respectively. The after-tax loss for the six months ended June 30, 2021 is comprised of foreign currency remeasurement losses and legal costs, partially offset by derivative hedge gains associated with foreign currency forward contracts entered into to mitigate our exposure to the installment payments made in British Pounds. For the three and six months ended June 30, 2020, we recorded

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

an after-tax loss from discontinued operations of $520 million related to the settlement. In connection with our prepayment of the promissory note, interest now accrues at a fixed rate of
 2.75% and is due quarterly.
To secure our obligation under the amended promissory note, we granted a 19.9% security interest in the outstanding common stock of Enact Holdings to AXA. AXA does not have the right to sell or repledge the collateral and is not entitled to any voting rights. The collateral will be released back to us upon full repayment of the promissory note. Accordingly, the collateral arrangement has no impact on our consolidated financial statements. In the event AXA recovers amounts from third parties related to the mis-selling losses, including from the distributor responsible for the sale of the policies, we have certain rights to share in those recoveries to recoup payments for the underlying mis-selling losses. As of June 30, 2021, we have not recorded any amounts associated with recoveries from third parties.
The promissory note is also subject to certain mandatory prepayments upon the occurrence of:

•	the consummation of certain qualifying debt transactions in which total gross proceeds of at least $750 million are raised;

•
the consummation of certain qualifying equity issuances or dispositions with respect to Enact Holdings, or any of our subsidiaries, in which total net cash proceeds of at least $475 million are raised;

•	certain asset dispositions of Enact Holdings;

•	transactions involving a change of control of Genworth; and

•	receipt of dividends and sale proceeds from Enact Holdings above certain threshold amounts.
The promissory note also contains certain negative and affirmative covenants, restrictions imposed on the collateral, representations and warranties and customary events of default.
In addition to the promissory note, we also have an unrelated liability that is owed to AXA associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. For the six months ended June 30, 2021, we recorded a $4 million after-tax loss due to an adjustment to the underwriting losses. As of June 30, 2021 and December 31, 2020, the balance of the liability is $4 million and $16 million, respectively, and is included as liabilities related to discontinued operations in our condensed consolidated balance sheets. During the second quarter of 2021, we reached a settlement with AXA and made a cash payment of approximately €15 million ($18 million) for the amounts owed related to the underwriting losses. The remaining amount accrued as of June 30, 2021 represents our best estimate of amounts owed for a tax gross up associated with the underwriting losses.
We have established our current best estimates for future claims that are still being processed under the settlement agreement, as well as for a tax gross up related to underwriting losses and other expenses; however, there may be future adjustments to these estimates. If amounts are different from our estimates, it could result in an adjustment to our liabilities and an additional amount reflected in income (loss) from discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2020 Annual Report on Form 10-K. Unless the context otherwise requires, references to “Genworth Financial,” “Genworth,” the “Company,” “we” or “our” herein are to Genworth Financial, Inc. on a consolidated basis.
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to a potential partial sale of Enact Holdings, Inc. (“Enact Holdings”), future reductions of debt, potential dividends or share repurchases, and future strategic investments, as well as statements we make regarding the potential impacts of the coronavirus pandemic (“COVID-19”). Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•
we may be unable to successfully execute strategic plans to effectively address our current business challenges including: our debt maturities and other near-term liabilities and financial obligations, reducing costs, stabilizing our U.S. life insurance businesses without additional capital contributions, improving overall capital and ratings; the risk that the impacts of or uncertainty created by COVID-19 delay or hinder strategic transactions or otherwise make strategic transactions less attractive; the inability to pursue strategic transactions; our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue (including a potential partial sale of Enact Holdings) in each case, in a timely manner and on anticipated terms; an inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, debt issuances, securities offerings or otherwise, in each case as and when required; a failure to obtain any required regulatory, stockholder, noteholder approvals and/or other third-party approvals or consents for such strategic transactions; market conditions that do not permit such a strategic transaction to be completed or negatively impacts the overall timing and final terms of such a strategic transaction; our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; an inability to achieve anticipated cost-savings in a timely manner; and adverse tax or accounting charges;

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

•
liquidity, financial strength ratings, credit and counterparty risks including: insufficient internal sources to meet liquidity needs and limited or no access to capital, including the impact on our liquidity due to the repayment of our September 2021 debt maturity; an inability to obtain further financing or liquidity, either by raising capital through issuing additional debt or equity, including convertible or equity-linked securities, and/or selling a percentage of our ownership interest in Enact Holdings prior to our future debt maturities, or an inability to obtain a secured term loan or credit facility; the impact on holding company liquidity caused by the inability to receive dividends or other returns of capital from Enact Holdings, including as a result of COVID-19; the impact of increased leverage as a result of the AXA S.A. (“AXA”) settlement and related restrictions; continued availability of capital and financing; future adverse rating agency actions against us or Enact Holdings, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade, all of which could have adverse implications, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; defaults on our commercial mortgage loans; defaults on mortgage loans or other assets underlying our investments in our mortgage-backed and asset-backed securities and volatility in performance;

•
risks relating to economic, market and political conditions
including: downturns and volatility in global economies and equity and credit markets, including as a result of prolonged unemployment, a sustained low interest rate environment and other displacements caused by COVID-19; interest rates and changes in rates have adversely impacted, and may continue to materially adversely impact our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in our Enact segment; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•
regulatory and legal risks
including: extensive regulation of our businesses and changes in applicable laws and regulations (including changes to tax laws and regulations); litigation and regulatory investigations or other actions; dependence on dividends and other distributions from Enact Holdings and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries, heightened regulatory restrictions resulting from COVID-19, and other insurance, regulatory or corporate law restrictions; the inability to successfully seek in-force rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business, including as a result of COVID-19; adverse changes in regulatory requirements, including risk-based capital; inability to continue to maintain the private mortgage insurer eligibility requirements (“PMIERs”); risks on Enact Holdings’ ability to pay our holding company dividends as a result of the government-sponsored enterprises (“GSEs”) amendments to PMIERs in response to COVID-19 or additional PMIERs requirements or other restrictions that the GSEs may place on the ability of Enact Holdings to pay dividends to our holding company, including additional potential PMIERs restrictions that the GSEs may impose if the potential partial sale of Enact Holdings does not occur prior to October 2021; the impact on capital levels of increased delinquencies caused by COVID-19; inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders in the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our Enact segment; additional restrictions placed on our Enact segment by government and government-owned and the GSEs in connection with a new debt financing and/or sale of a percentage of our ownership interests therein; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; changes in tax laws; and changes in accounting and reporting standards;

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
We provide additional information regarding these risks and uncertainties in our Annual Report on
Form 10-K,
filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2021. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Accordingly, for the foregoing reasons, we caution you against relying on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable securities laws.
Strategic Update
We continue to focus on executing our strategic plan to raise liquidity to address our future debt maturities, other near-term liabilities and financial obligations, strengthen our financial position and create long-term shareholder value, which could include returning capital to shareholders. Our plan builds on actions we have taken over the last several years to strengthen our financial position, including the sale of Genworth MI Canada Inc., our former Canada mortgage insurance business, the completion of a debt offering through Enact Holdings, the settlement agreement reached with AXA and the sale of Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), our former Australian mortgage insurance business in March 2021. Most recently, on July 21, 2021, Genworth Holdings, Inc. (“Genworth Holdings”) early redeemed its remaining September 2021 senior notes. Subsequent to this redemption, Genworth Holdings has outstanding approximately $1.7 billion of long-term debt, with no debt maturities until August 2023. However, prior to the August 2023 debt maturity, the AXA promissory note of $344 million is due in September 2022. Our priority is to continue to reduce debt at Genworth Holdings, the issuer of our outstanding public debt, to approximately $1 billion over time.
The potential partial sale of Enact Holdings is a key component of our strategic plan; however, it is subject to various conditions and approvals, including market conditions, and there can be no assurance as to whether or when the offering may be completed, or as to the actual size or terms of the offering. We also remain open to other potential strategic alternatives to address our future holding company debt maturities while maximizing the value of Enact Holdings. In assessing our strategic options, we are considering, among other factors, the level of, and restrictions contained in, our existing indebtedness, tax considerations, the views of regulators and rating agencies, and the performance and prospects of our businesses. In addition, we have taken steps, and may take additional actions to align our expense structure with our reduced business activities. Expense reduction initiatives completed to date in 2021 are anticipated to result in annualized savings of approximately $50 million.

Ongoing Priorities
Stabilizing our U.S. life insurance businesses continues to be one of our long-term goals. We will continue to execute this objective primarily through our multi-year long-term care insurance in-force rate action plan. Premium rate increases and associated benefit reductions on our legacy long-term care insurance policies are critical to the business. We continue to manage our U.S. life insurance businesses on a standalone basis and are planning for a new long-term care insurance joint venture in the United States. Going forward, the U.S. life insurance businesses will continue to rely on their consolidated statutory capital, significant claim and future policy benefit reserves, prudent management of its in-force blocks and actuarially justified in-force rate actions to satisfy obligations to its policyholders. Our U.S. life insurance business continued to make strong progress on its multi-year rate action plan, receiving approvals of approximately $206 million of incremental annual premiums for the six months ended June 30, 2021. In aggregate, we estimate that we have achieved approximately $15.5 billion, on a net present value basis, of approved in-force rate increases since 2012. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims.
Executive Summary of Financial Results
Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated. After-tax amounts assume a tax rate of 21%.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

•
Net income available to Genworth Financial, Inc.’s common stockholders was $240 million for the three months ended June 30, 2021 compared to a net loss of $441 million for the three months ended June 30, 2020. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $194 million for the three months ended June 30, 2021 compared to an adjusted operating loss of $23 million for the three months ended June 30, 2020.

•
Our Enact segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $135 million for the three months ended June 30, 2021 compared to an adjusted operating loss of $3 million for the three months ended June 30, 2020. The change to income in the current year from a loss in the prior year was primarily from higher losses in the prior year from higher new delinquencies driven by a significant increase in borrower forbearance and unfavorable reserve adjustments as a result of COVID-19. The increase was partially offset by higher operating costs and interest expense associated with Enact Holdings’ senior notes issued in August 2020.

•
Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $71 million in the current year compared to an adjusted operating loss of $5 million in the prior year.

•
Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $98 million and $48 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily from higher reduced benefits in the current year from in-force rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement in the current year. The increase was also attributable to higher investment income and favorable development on incurred but not reported (“IBNR”) claims, partially offset by a decrease in claim terminations driven mostly by lower mortality in the current year.

•
Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $40 million and $81 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in the loss was mainly attributable to higher reserves recorded in the prior year on our 10-year term universal life insurance block entering its post-level premium period and from lower lapses primarily associated with our large 20-year term life insurance block written at the end of 2000 as it entered its post-level premium period. These decreases were partially offset by higher mortality in our term universal life insurance product and a DAC impairment of $13 million in our universal life insurance products in the current year.

•
Our fixed annuities business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $13 million and $28 million for the three months ended June 30, 2021 and 2020, respectively. The decrease was mainly attributable to lower mortality in our single premium immediate annuities and higher reserves in our fixed indexed annuities driven by a less favorable equity market and interest rate changes in the current year.

•
Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $15 million and $24 million for the three months ended June 30, 2021 and 2020, respectively. The decrease was predominantly due to lower investment income and less favorable equity market performance in the current year.

•
Corporate and Other activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $27 million and $39 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in the loss was primarily related to lower interest expense in the current year.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

•
Net income available to Genworth Financial, Inc.’s common stockholders was $427 million for the six months ended June 30, 2021 compared to a net loss of $507 million for the six months ended June 30, 2020. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $362 million for the six months ended June 30, 2021 compared to an adjusted operating loss of $3 million for the six months ended June 30, 2020.

•
Our Enact segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $261 million and $145 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily attributable to higher losses in the prior year from higher new delinquencies driven by a significant increase in borrower forbearance and higher unfavorable reserve adjustments as a result of COVID-19. The increase was also driven by higher premiums mainly attributable to higher insurance in-force, partially offset by higher ceded premiums, continued lapse of older higher priced policies and a decrease in single premium policy cancellations in the current year. These increases were partially offset by interest expense associated with Enact Holdings’ senior notes issued in August 2020 and higher operating costs in the current year.

•
Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $133 million in the current year compared to an adjusted operating loss of $75 million in the prior year.

•
Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $193 million and $49 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily from favorable development on IBNR claims, higher investment income and higher premiums and reduced benefits of $75 million from in-force rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement in the current year. We also increased reserves by $66 million in the current year compared to $29 million in the prior year to account for changes to incidence and mortality experience driven by COVID-19, which we believe are temporary.

•
Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $103 million and $158 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in the loss was mainly attributable to higher reserves recorded in the prior year on our 10-year term universal life insurance block entering its post-level premium period and from lower lapses primarily associated with our large 20-year term life insurance block written at the end of 2000 as it entered its post-level premium period. These decreases were partially offset by higher mortality in our universal and term universal life insurance products and DAC impairments of $30 million in our universal life insurance products in the current year.

•
Our fixed annuities business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $43 million and $34 million for the six months ended June 30, 2021 and 2020, respectively. The increase was mainly attributable to lower reserves and DAC amortization in our fixed indexed annuities driven by favorable equity market and interest rate changes in the current year and higher mortality in our single premium immediate annuities.

•
Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $27 million and $11 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily due to favorable equity market and interest rate performance, partially offset by lower investment income in the current year.

•
Corporate and Other activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $59 million and $84 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in the loss was primarily related to lower interest expense and operating costs in the current year.

Other Significant Developments
The periods under review include, among others, the following significant developments.
Enact

•
Incurred losses.
Incurred losses were $30 million for the three months ended June 30, 2021, a decrease of $198 million compared to the three months ended June 30, 2020. New primary delinquencies of 6,862 contributed to $30 million of loss expense for the three months ended June 30, 2021. The prior year included $170 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of COVID-19 and additional reserves of $28 million for IBNR delinquencies. In addition, existing reserves were strengthened by $28 million in the prior year primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity.

•
Borrower forbearance.
Approximately 45% of our primary new delinquencies in the second quarter of 2021 were subject to a forbearance plan as compared to less than 5% in recent quarters prior to COVID-19. Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended the second quarter of 2021 with approximately 4% or 36,271 of our active primary policies reported in a forbearance plan, of which approximately 59% were reported as delinquent.

•
PMIERs compliance.
As of June 30, 2021, our Enact segment had estimated available assets of $4,926 million against $2,985 million net required assets under PMIERs compared to available assets of $4,769 million against $3,005 million net required assets as of March 31, 2021. The sufficiency ratio as of June 30, 2021 was 165% or $1,941 million above the published PMIERs requirements, compared to 159% or $1,764 million above the published PMIERs requirements as of March 31, 2021. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE restrictions imposed on our Enact segment. The increase in the PMIERs sufficiency was driven in part by the completion of an insurance linked notes transaction, which added $303 million of additional PMIERs capital credit as of June 30, 2021, elevated lapse driven by prevailing low interest rates, business cash flows and lower delinquencies, partially offset by elevated new insurance written. In addition, elevated lapse continued to drive an acceleration of the amortization of our reinsurance transactions executed prior to the second quarter of 2021, which caused a reduction in PMIERs capital credit in the second quarter of 2021. Our PMIERs required assets as of June 30, 2021 and March 31, 2021 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $760 million of benefit to our June 30, 2021 PMIERs required assets compared to $1,012 million of benefit as of March 31, 2021. See “Item 2—Enact segment—Trends and conditions” for additional details.

•
Persistency.
Primary persistency in our Enact segment increased to 63% during the second quarter of 2021 compared to 59% during the second quarter of 2020 but remained below historic norms. The increase in persistency was primarily driven by a modest increase in interest rates and a decline in the percentage of our in-force policies with mortgage rates above current interest rates. Suppressed persistency has impacted business performance trends in several ways including, but not limited to, offsetting insurance in-force growth from new insurance written, elevated single premium policy cancellations, accelerating the amortization of our existing reinsurance transactions reducing their associated PMIERs capital credit in the current year and shifting the concentration of our primary insurance in-force to more recent years of policy origination.

U.S. Life Insurance

•
In-force rate actions in our long-term care insurance business.
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force rate action filings, we received 74 filing approvals from 29 states during the six months ended June 30, 2021, representing a weighted-average increase of 43% on approximately $477 million in annualized in-force premiums, or approximately $206 million of incremental annual premiums. We also submitted 34 new filings in 14 states during the six months ended June 30, 2021 on approximately $163 million in annualized in-force premiums.

•
Profits followed by losses in our long-term care insurance business.
With respect to our long-term care insurance block, excluding the acquired block, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2031, by the amounts necessary to offset estimated losses during the periods that follow. As of June 30, 2021 and December 31, 2020, the total amount accrued for profits followed by losses was $957 million and $625 million, respectively.

Liquidity and Capital Resources

•
Redemption of Genworth Holdings’ February 2021 senior notes.
On February 16, 2021, Genworth Holdings redeemed its 7.20% senior notes with a principal balance of $338 million. The senior notes were fully redeemed with a cash payment of $350 million, comprised of the outstanding principal balance and accrued interest.

•
Repurchase and redemption of Genworth Holdings’ September 2021 senior notes.
During the six months ended June 30, 2021, Genworth Holdings repurchased $146 million principal amount of its September 2021 senior notes for a pre-tax loss of $4 million. In July 2021, Genworth Holdings early redeemed the remainder of its 7.625% senior notes originally scheduled to mature in September 2021. The senior notes were fully redeemed with a cash payment of $532 million, comprised of the outstanding principal balance of $513 million, accrued interest of approximately $13 million and a make-whole premium of approximately $6 million.

•
Mandatory payment of the AXA promissory note.
In connection with the Genworth Australia sale, we made a mandatory principal payment to AXA of approximately £176 million ($245 million) in March 2021. The mandatory payment fully repaid the first installment obligation originally due to AXA in June 2022 and partially prepaid the September 2022 installment payment. AXA and Genworth amended certain mandatory prepayment provisions of the promissory note permitting Genworth to retain a greater amount of the Genworth Australia sale proceeds. As of June 30, 2021, the remaining amount of the promissory note, including expected future claims, is $344 million and is due in September 2022. As a result of the mandatory payment, interest on the promissory note was retroactively reduced and now accrues at a rate of 2.75%. See note 13 in our unaudited condensed consolidated financial statements for additional information.

•
Liquidity and contractual obligations
. For additional details related to Genworth Holdings’ liquidity in relation to its contractual obligations, see note 1 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” and “Item 2—Liquidity and Capital Resources.”

Dispositions

•
Sale of our Australian mortgage insurance business.
On March 3, 2021, we completed the sale of our entire ownership interest of approximately 52% in Genworth Australia through an underwritten agreement. We sold our approximately 214.3 million shares of Genworth Australia for AUD2.28 per share and received approximately AUD483 million ($370 million) in net cash proceeds. In the first quarter of 2021, we recognized an after-tax loss on sale of $3 million. See note 13 in our unaudited condensed consolidated financial statements for additional information.

Financial Strength Ratings
On May 20, 2021, Moody’s Investors Service, Inc. (“Moody’s”) affirmed the “Baa3” (Adequate) financial strength rating of Genworth Mortgage Insurance Corporation (“GMICO”), our principal U.S. mortgage insurance subsidiary, and revised its outlook from positive to review for upgrade. In addition, Moody’s affirmed the “Caa1” (Speculative) credit rating of Genworth Holdings’ senior unsecured debt and revised its outlook from developing to review for upgrade.
On May 4, 2021, Standard & Poor’s Financial Services, LLC (“S&P”) modified its outlook for both Genworth and GMICO from Negative Outlook to Creditwatch Positive. The ratings of Genworth and GMICO were unchanged, although S&P indicated that they would likely raise the ratings if Genworth is successful in the execution of its strategic plan, including the potential partial sale of Enact Holdings.
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
Varied levels of economic performance, coupled with uncertain economic outlooks, changes in government policy, global trade, regulatory and tax reforms, and other changes in market conditions, such as inflation, will continue to influence investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions, including as a result of COVID-19. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities could be impacted going forward. In particular, factors such as the length of COVID-19 and the speed of the economic recovery, government responses to COVID-19 (such as government stimulus), government spending, monetary policies (such as reducing quantitative easing), the volatility and strength of the capital markets, changes in tax policy and/or in U.S. tax legislation, inflation, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates, consumer confidence and consumer behavior moving forward.
U.S. Treasury markets fluctuated during the second quarter of 2021 due in part to the expected shifts in the U.S. Federal Reserve’s monetary policy and from inflation concerns, including whether inflation is only transitory until the U.S. economy fully re-opens and supply chains return to full capacity. We do not believe that inflation has had a material effect on our results of operations, except insofar as inflation may affect current and/or future interest rates and U.S. Federal Reserve policy. In addition, continued inflation can impact healthcare costs and the cost of care in our long-term care insurance business. Historically, our long-term care insurance business has experienced higher claim severity due in part to the rising costs of healthcare.
The U.S. and international governments, the U.S. Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in response to COVID-19 to support the global economy and capital markets. These policies and actions have generally been supportive to the worldwide economy, however, in spite of these supportive policies the U.S. economy contracted in 2020 and the world economy fell into a recession. Gross domestic product rebounded sharply in the first quarter of 2021 due in part to the continued rollout of the vaccine. This growth continued into the second quarter of 2021 albeit at a more moderate pace. Most economic forecasts predict a healthy full year 2021 U.S. economy with strong gross domestic product growth, however, given the risk of virus re-emergence due to variants, the slower than expected vaccination uptake and the potential for future actions to be taken to mitigate the risk of a virus re-emergence, it is possible actual economic results could differ materially from forecasts. In the event this occurs, our full year 2021 financial results would be adversely impacted. Moreover, we continue to closely monitor the operating results and financial position of our Enact segment, particularly related to new delinquency trends and whether borrowers in a forbearance plan ultimately cure or result in a claim payment. If these trends move in an unfavorable direction in contrast to our current projections, our financial position and results of operations could be adversely impacted.
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$947	$957	$(10)	(1)%
Net investment income	844	779	65	8%
Net investment gains (losses)	70	93	(23)	(25)%
Policy fees and other income	180	174	6	3%

Total revenues	2,041	2,003	38	2%

Benefits and expenses:
Benefits and other changes in policy reserves	1,161	1,447	(286)	(20)%
Interest credited	127	139	(12)	(9)%
Acquisition and operating expenses, net of deferrals	304	210	94	45%
Amortization of deferred acquisition costs and intangibles	86	87	(1)	(1)%
Interest expense	43	42	1	2%

Total benefits and expenses	1,721	1,925	(204)	(11)%

Income from continuing operations before income taxes	320	78	242	NM (1)
Provision for income taxes	75	23	52	NM (1)

Income from continuing operations	245	55	190	NM (1)
Loss from discontinued operations, net of taxes	(5)	(473)	468	99%

Net income (loss)	240	(418)	658	157%
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—%
Less: net income from discontinued operations attributable to noncontrolling interests	—	23	(23)	(100)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$240	$(441)	$681	154%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$245	$55	$190	NM (1)
Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(5)	(496)	491	99%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$240	$(441)	$681	154%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Premiums.
Premiums are primarily earned on insurance products for mortgage, long-term care, life insurance, single premium immediate annuities and structured settlements with life contingencies.

•
Our U.S. Life Insurance segment decreased $9 million. Our long-term care insurance business decreased $1 million primarily driven by policy terminations and policies entering paid-up
status, mostly offset by $24 million of increased premiums in the current year from in-force
rate actions

approved and implemented. Our life insurance business decreased $8 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.

•
Our Enact segment was flat as higher insurance
in-force
was offset by a decrease in policy cancellations in our single premium mortgage insurance product, higher ceded premiums and continued lapse of our in-force portfolio in the current year as older higher priced policies continued to lapse in the current low interest rate environment.

Net investment income.
Net investment income represents the income earned on our investments. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”
Net investment gains (losses).
Net investment gains (losses) consist primarily of realized gains and losses from the sale of our investments, credit losses, unrealized and realized gains and losses from our equity and trading securities and derivative instruments. For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income.
Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees. The increase was largely attributable to our Runoff segment principally from higher fee income driven mostly by an increase in the average account values in our variable annuity products in the current year.
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

•
Our Enact segment decreased $198 million largely from lower new delinquencies in the current year and unfavorable reserve adjustments in the prior year as a result of
COVID-19.
The prior year included $170 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of
COVID-19
compared to $30 million of losses from new delinquencies in the current year. In the prior year, we also recorded additional reserves of $28 million for IBNR delinquencies and strengthened existing reserves by $28 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity.

•
Our U.S. Life Insurance segment decreased $84 million. Our long-term care insurance business decreased $54 million primarily due to a more favorable impact of $139 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement, and from favorable development on IBNR claims. These decreases were partially offset by aging of the in-force
block, a decrease in claim terminations driven mostly by lower mortality in the current year and higher incremental reserves of $62 million recorded in connection with an accrual for profits followed by losses in the current year. In the prior year, we assumed that
COVID-19
temporarily decreased the number of new submitted claims, and accordingly IBNR reserves were strengthened by $37 million. Our life insurance business decreased $44 million primarily attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block which entered its post-level premium period, partially offset by higher mortality in our term universal life insurance product in the current year compared to the prior year. Our fixed annuities business increased $14 million principally from lower mortality in our single premium immediate annuities, less favorable equity market performance and unfavorable interest rate changes in the current year.

Interest credited.
Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The decrease was largely related to our U.S. Life Insurance segment primarily related to our life insurance and fixed annuities businesses, which decreased $4 million and $6 million, respectively. The decrease was largely related to a decline in the average account values and from lower crediting rates in the current year.
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

•
Our U.S. Life Insurance segment increased $72 million predominantly related to our long-term care insurance business principally related to higher premium taxes, commissions and other expenses of $73 million associated with our in-force
rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement in the current year.

•	Our Enact segment increased $16 million primarily attributable to higher operating costs, expenses associated with strategic transaction preparations and restructuring costs in the current year.

•	Our Runoff segment increased $3 million mainly from higher commissions in our variable annuity products in the current year.

•
Corporate and Other activities increased $3 million principally due to a gain in the prior year related to the repurchase of Genworth Holdings’ senior notes originally scheduled to mature in 2021 that did not recur.

Amortization of deferred acquisition costs and intangibles.
Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•
Our U.S. Life Insurance segment decreased $6 million. Our long-term care insurance business increased $6 million principally from policy terminations and policies entering paid-up
status in the current year. Our life insurance business decreased $10 million principally from prior year lapses in our large
20-year
term life insurance block written in 2000, partially offset by a DAC impairment of $16 million in our universal life insurance products in the current year.

•	Our Runoff segment increased $5 million primarily from higher DAC amortization in our variable annuity products due to less favorable equity market performance in the current year.
Interest expense.
Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Our Enact segment increased $12 million in the current year related to Enact Holdings’ senior notes issued in August 2020.

•
Corporate and Other activities decreased $11 million largely driven by the redemption of Genworth Holdings’ senior notes due in February 2021 and the repurchase of Genworth Holdings’ senior notes due in September 2021.

Provision for income taxes.
The effective tax rate decreased to 23.4% for the three months ended June 30, 2021 from 29.5% for the three months ended June 30, 2020. The decrease in the effective tax rate was primarily attributable to tax expense on forward starting swaps settled prior to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which are tax effected at 35% as they are amortized into net investment income, in relation to higher pre-tax
income in the current year.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$1,915	$1,903	$12	1%
Net investment income	1,645	1,561	84	5%
Net investment gains (losses)	103	(6)	109	NM (1)
Policy fees and other income	363	354	9	3%

Total revenues	4,026	3,812	214	6%

Benefits and expenses:
Benefits and other changes in policy reserves	2,379	2,784	(405)	(15)%
Interest credited	258	280	(22)	(8)%
Acquisition and operating expenses, net of deferrals	579	447	132	30%
Amortization of deferred acquisition costs and intangibles	163	195	(32)	(16)%
Interest expense	94	93	1	1%

Total benefits and expenses	3,473	3,799	(326)	(9)%

Income from continuing operations before income taxes	553	13	540	NM (1)
Provision for income taxes	134	18	116	NM (1)

Income (loss) from continuing operations	419	(5)	424	NM (1)
Income (loss) from discontinued operations, net of taxes	16	(485)	501	103%

Net income (loss)	435	(490)	925	189%
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—%
Less: net income from discontinued operations attributable to noncontrolling interests	8	17	(9)	(53)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$427	$(507)	$934	184%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$419	$(5)	$424	NM (1)
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	8	(502)	510	102%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$427	$(507)	$934	184%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Premiums

•
Our Enact segment increased $26 million mainly attributable to higher insurance in-force,
partially offset by higher ceded premiums, continued lapse of older higher priced policies due to the current low interest rate environment and a decrease in policy cancellations in our single premium mortgage insurance product in the current year.

•	Our U.S. Life Insurance segment decreased $13 million. Our long-term care insurance business increased $3 million largely from $47 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year. Our life insurance business decreased $16 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.

Net investment income.
For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”
Net investment gains (losses).
For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income

•	Our U.S. Life Insurance segment increased $7 million primarily driven by our life insurance business from higher ceded reinsurance costs in the prior year that did not recur.

•	Our Runoff segment increased $3 million principally from higher fee income driven mostly by an increase in the average account values in our variable annuity products in the current year.
Benefits and other changes in policy reserves

•
Our U.S. Life Insurance segment decreased $226 million. Our long-term care insurance business decreased $153 million primarily due to a more favorable impact of $147 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement, and from favorable development on IBNR claims. These decreases were partially offset by aging of the in-force
block and higher incremental reserves of $195 million recorded in connection with an accrual for profits followed by losses. In addition, we increased claim reserves by $52 million reflecting our assumption that
COVID-19
accelerated our mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. Our life insurance business decreased $64 million primarily attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block which entered its post-level premium period, partially offset by higher mortality in our universal and term universal life insurance products in the current year compared to the prior year. Our fixed annuities business decreased $9 million principally from lower reserves in our fixed indexed annuities driven by favorable equity market and interest rate changes in the current year compared to an unfavorable market in the prior year.

•
Our Enact segment decreased $162 million largely from higher new delinquencies and unfavorable reserve adjustments in the prior year as a result of
COVID-19.
The prior year included $197 million of losses from new delinquencies, $170 million of which were driven primarily by a significant increase in borrower forbearance as a result of
COVID-19.
In the prior year, we also recorded additional reserves of $28 million for IBNR delinquencies and strengthened existing reserves by $28 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. These decreases were partially offset by current year reserve strengthening of $10 million primarily due to our expectation that pre-COVID-19
delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures to date.

•
Our Runoff segment decreased $14 million primarily attributable to lower guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to favorable equity market and interest rate performance in the current year.

Interest credited.
The decrease was largely related to our U.S. Life Insurance segment primarily related to our life insurance and fixed annuities businesses, which decreased $7 million and $13 million, respectively. The decrease was largely related to a decline in the average account values and from lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals

•
Our U.S. Life Insurance segment increased $113 million predominantly related to our long-term care insurance business principally related to higher premium taxes, commissions and other expenses of $99 million associated with our in-force
rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement in the current year. The increase was also attributable to restructuring costs of $16 million in the current year.

•	Our Enact segment increased $23 million primarily attributable to higher operating costs, expenses associated with strategic transaction preparations and restructuring costs in the current year.

•
Corporate and Other activities decreased $7 million mainly driven by lower operating costs and a make-whole premium of $9 million in the prior year related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020, partially offset by restructuring costs of $8 million and a $4 million loss in the current year related to the repurchase of Genworth Holdings’ senior notes compared to a $4 million gain in the prior year.

•	Our Runoff segment increased $3 million mainly from higher commissions in our variable annuity products in the current year.
Amortization of deferred acquisition costs and intangibles

•
Our U.S. Life Insurance segment decreased $25 million. Our long-term care insurance business increased $6 million principally from policy terminations and policies entering paid-up
status in the current year. Our life insurance business decreased $13 million principally from prior year lapses in our large
20-year
term life insurance block written in 2000, partially offset by DAC impairments of $38 million in our universal life insurance products in the current year. Our fixed annuities business decreased $18 million primarily related to lower DAC amortization reflecting the impact of favorable market changes in the current year.

•	Our Runoff segment decreased $7 million mainly related to lower DAC amortization in our variable annuity products principally from favorable equity market performance in the current year.
Interest expense

•	Our Enact segment increased $25 million related to Enact Holdings’ senior notes issued in August 2020.

•
Corporate and Other activities decreased $19 million largely driven by the redemption of Genworth Holdings’ senior notes due in February 2021, the repurchase of Genworth Holdings’ senior notes due in September 2021 and the early redemption of Genworth Holdings’ senior notes in the prior year originally scheduled to mature in June 2020.

•	Our U.S. Life Insurance segment decreased $5 million due to our life insurance business principally related to the early redemption of non-recourse funding obligations in the prior year.
Provision for income taxes.
The effective tax rate decreased to 24.2% for the six months ended June 30, 2021 from 138.5% for the six months ended June 30, 2020. The decrease was mostly attributable to tax expense on forward starting swaps settled prior to the enactment of the TCJA and non-deductible
expenses in relation to higher
pre-tax
income in the current year. The decrease was also attributable to higher tax expense related to stock-based compensation in the prior year.

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

The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$240	$(441)	$427	$(507)
Add: net income from continuing operations attributable to noncontrolling interests	—	—	—	—
Add: net income from discontinued operations attributable to noncontrolling interests	—	23	8	17

Net income (loss)	240	(418)	435	(490)
Less: income (loss) from discontinued operations, net of taxes	(5)	(473)	16	(485)

Income (loss) from continuing operations	245	55	419	(5)
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	245	55	419	(5)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(70)	(97)	(103)	(9)
(Gains) losses on early extinguishment of debt, net	—	(3)	4	9
Expenses related to restructuring	5	1	26	2
Taxes on adjustments	14	21	16	—

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$194	$(23)	$362	$(3)

(1)
For the three and six months ended June 30, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(4) million and $(15) million, respectively.

During the six months ended June 30, 2021, we repurchased $146 million principal amount of Genworth Holdings’ senior notes due in September 2021 for a pre-tax
loss of $4 million. During the three and six months ended June 30, 2020, we repurchased $52 million and $66 million, respectively, principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain of $3 million and $4 million, respectively. In January 2020, we paid a pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont Life Insurance Company I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse
funding obligations originally due in 2050 resulting in a
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs. These transactions were excluded from adjusted operating income (loss) as they relate to gains (losses) on the early extinguishment of debt.
We recorded a
pre-tax
expense of $5 million and $26 million for the three and six months ended June 30, 2021, respectively, and $1 million and $2 million for the three and six months ended June 30, 2020, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented.

Earnings (loss) per share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2021	2020	2021	2020
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.48	$0.11	$0.83	$(0.01)

Diluted	$0.47	$0.11	$0.82	$(0.01)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.47	$(0.87)	$0.84	$(1.00)

Diluted	$0.47	$(0.86)	$0.83	$(1.00)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.38	$(0.05)	$0.71	$(0.01)

Diluted	$0.38	$(0.05)	$0.70	$(0.01)

Weighted-average common shares outstanding:
Basic	507.0	505.4	506.5	504.8

Diluted (1)	515.0	512.5	514.4	504.8

(1)
Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2020, we were required to use basic weighted-average common shares outstanding as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 6.3 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2020, dilutive potential weighted-average common shares outstanding would have been 511.1 million.

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
Management regularly monitors and reports sales metrics as a measure of volume of new business generated in a period. Sales refer to new insurance written for mortgage insurance products included in our Enact segment. We consider new insurance written to be a measure of our operating performance because it represents a measure of new sales of insurance policies during a specified period, rather than a measure of our revenues or profitability during that period.
Management regularly monitors and reports insurance
in-force
and risk
in-force
for our Enact segment. Insurance
in-force
is a measure of the aggregate unpaid principal balance as of the respective reporting date for loans we insure. Risk in-force
is based on the coverage percentage applied to the estimated current outstanding loan balance. We consider insurance in-force
and risk
in-force
to be measures of our operating performance because they represent measures of the size of our business at a specific date which will generate revenues and profits in a future period, rather than measures of our revenues or profitability during that period.
Management also regularly monitors and reports a loss ratio for our businesses. For our U.S. mortgage insurance business included in our Enact segment, the loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. For our long-term care insurance business included in our U.S. Life Insurance segment, the loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums. We consider the loss ratio to be a measure of underwriting performance in these businesses and helps to enhance the understanding of the operating performance of our businesses.
These operating performance measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.
Enact segment
Trends and conditions
Results of our Enact segment are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, the number of first-time homebuyers, and mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies; the effect of seasonal variations; the inventory of unsold homes; loan modification and other servicing efforts; and litigation, among other items. References to “Enact” included herein “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enact segment” are, unless the context otherwise requires, to our Enact segment.
The United States economy and consumer confidence improved in the second quarter of 2021 compared to the first quarter of 2021. The unemployment rate was elevated at 5.9% in June 2021 compared to the pre-pandemic
level of 3.5% in February 2020 but has decreased from a peak of 14.8% in April 2020. Even after the continued recovery in the second quarter of 2021, the number of unemployed Americans stands at approximately 9 million, which is 4 million higher than in February 2020. Among the unemployed, those on temporary layoff continued to decrease to 2 million from a peak of 18 million in April 2020, and the number of permanent job losses decreased to approximately 3 million. In addition, the number of long term unemployed over 26 weeks has begun to decrease since March 2021, falling to approximately 4 million in June 2021. Specific to housing finance, mortgage origination activity remained robust in the second quarter of 2021 fueled by refinance activity and strong home sales. Refinance activity remained robust but decreased compared to the second quarter of 2020 and the first quarter of 2021 as mortgage interest rates modestly increased. The purchase market remained strong, but sales of previously owned homes were down 14% in May 2021 after reaching a post-2006 peak in the fourth quarter of 2020. Total unsold inventory of single-family homes remains low at a
2.5-month
supply as of May 2021, which continues to drive home prices higher, increasing our average loan amount on new insurance written. While interest rates modestly rose during the second quarter of 2021, they remained at historically low levels and served as an offset to rising prices to allow continued affordability for borrowers. The pandemic continued to affect our financial results in the second quarter of 2021 but to a lesser extent than in the first quarter of 2021 as we experienced elevated, but declining, servicer reported forbearance while new delinquencies during the second quarter of 2021 returned to pre-pandemic
levels.
The impact of
COVID-19
on our future business results is difficult to predict. We have performed and have periodically revised our scenario planning to help us better understand and tailor our actions to help mitigate the potential adverse effects of the pandemic on our financial results. While our current financial results to date fall within the range of our current scenarios, the ultimate outcomes and impact on Enact will depend on the spread and length of the pandemic. Of similar importance will be the amount, type and duration of government stimulus and its impact on borrowers, regulatory and government actions to support housing and the economy, uptake of the vaccine, spread mitigating actions to curb a potential increase in cases, the possible resurgence of the virus and variants in the future and the shape of economic recovery. It is difficult to predict how long borrowers will need to use forbearance to assist them during the pandemic. Given the length of time current forbearance plans may be extended, the resolution of a delinquency in a plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer. We continue to monitor
COVID-19
developments and regulatory and government actions. However, given the specific risks to Enact, it is possible the pandemic could have a significant adverse impact on our future results of operations and financial condition.
Specific to housing finance, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act requires mortgage servicers to provide up to 180 days of deferred or reduced payments (forbearance) for borrowers with a federally backed mortgage loan who assert they have experienced a financial hardship related to
COVID-19.
Forbearance may be extended for an additional 180 days up to a year in total or shortened at the request of the borrower. Since the introduction of the CARES Act, the GSEs as well as most servicers of non-federally
backed mortgage loans have extended similar relief to their respective portfolios of loans. In addition, on February 25, 2021, the Federal Housing Finance Agency (“FHFA”) announced that borrowers with a mortgage backed by the GSEs who are in an active
COVID-19
forbearance plan as of February 28, 2021 may request up to two additional forbearance extensions for a maximum of 18 months of total forbearance relief. Separately, on June 24, 2021, the FHFA announced an extension until July 31, 2021 of the foreclosure moratorium that was set to expire on June 30, 2021 for mortgages that are purchased by the GSEs. In addition, the CARES Act provides that furnishers of credit reporting information, including servicers, should continue to report a loan as current to credit reporting agencies if the loan is subject to a payment accommodation, such as forbearance, so long as the borrower abides by the terms of the accommodation. Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended the second quarter of 2021 with approximately 4% or 36,271 of our active primary policies reported in a forbearance plan, of which approximately 59% were reported as delinquent. It is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent.
On June 28, 2021 the Consumer Financial Protection Bureau (“CFPB”) issued a final rule to amend Regulation X of the Real Estate Settlement Protection Act effective August 31, 2021 to assist mortgage borrowers affected by the
COVID-19
emergency. The final rule establishes temporary procedural changes that permit a loss mitigation review prior to a servicer’s first notice or foreclosure filing on certain mortgages. On June 29, 2021, the FHFA announced that servicers are immediately prohibited from making a first notice or filing for foreclosure for mortgages backed by the GSEs that would be prohibited by the CFPB Regulation X Final Rule before it takes effect on August 31, 2021. These announcements generally prohibit servicers from starting foreclosures on mortgages purchased by the GSEs until after December 31, 2021.

Market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing Administration (“FHA”) and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products. On December 17, 2020, the FHFA published the Enterprise Regulatory Capital Framework Final Rule, which includes significantly higher regulatory capital requirements for the GSEs over current requirements. Higher GSE capital requirements could ultimately lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. In conjunction with preparing to release the GSEs from conservatorship, on January 14, 2021, the FHFA and the Treasury Department agreed to amend the Preferred Stock Purchase Agreements (“PSPAs”) between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. In addition, among other things, the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value
ratios above 90%. Because these limits were developed based on the current market makeup, we do not expect any material impact to the private mortgage market in the near term. As previously disclosed, the CFPB’s Qualified Mortgage (“QM”) regulations include a temporary category (the “QM Patch”) for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet certain requirements are deemed to be QMs until the earlier of the time in which the GSEs exit the FHFA conservatorship or the mandatory compliance date of the final amendments to the CFPB’s rule defining what constitutes a QM (“QM Rule”). The CFPB also announced it was reconsidering the QM Rule and would also propose a rule to delay the July 1, 2021 mandatory compliance date of the amended QM Rule. On April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the amended QM Rule until October 1, 2022. As provided under the final rule, the prior 43%
debt-to-income-based
QM Rule definition, the new price-based average prime offer rate (“APOR”) definition and the QM Patch will all remain available to lenders for loan applications received prior to October 1, 2022. However, on April 8, 2021, the GSEs issued notices stating that due to the requirements of the PSPAs they would only acquire loans that meet the new price-based APOR definition set forth under the amended QM Rule for applications received on or after July 1, 2021. We believe that loans which previously qualified under the 43% debt-to-income-based QM Rule definition and the QM Patch will continue to qualify under the new price-based APOR definition and therefore we expect little impact from this change. For more information on the previously disclosed regulation, see “Item 1—Business—Regulation—U.S. Insurance Regulation” in our 2020 Annual Report on Form
10-K.
For more information about the potential future impact, see “Item 1A—Risk Factors—Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our financial condition and results of operations or significantly impact our business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2020 Annual Report on Form
10-K.
Estimated mortgage origination volume increased during the second quarter of 2021 compared to the second quarter of 2020 primarily from higher estimated purchase origination volumes, slightly offset by a modest estimated decrease in refinance originations. The estimated private mortgage insurance available market increase was attributable to higher purchase originations.
Our primary persistency increased to 63% during the second quarter of 2021 compared to 59% during the second quarter of 2020 but remained below historic norms. The increase in persistency was primarily driven by a modest increase in interest rates and a decline in the percentage of our in-force policies with mortgage rates above current interest rates. Suppressed persistency has impacted business performance trends in several ways including, but not limited to, offsetting insurance in-force
growth from new insurance written, elevated single premium policy cancellations, accelerating the amortization of our existing reinsurance transactions reducing their associated PMIERs capital credit in the current year and shifting the concentration of our primary insurance in-force
to more recent years of policy origination. As of June 30, 2021, our primary insurance in-force
has less

than 10% concentration in 2014 and prior book years. Our 2005 through 2008 book year concentration is approximately 4%. In contrast, our 2020 book year represents 38% of our primary insurance in-force
concentration while our 2021 book year is 23% as of June 30, 2021.
New insurance written of $26.7 billion in the second quarter of 2021 decreased 6% compared to the second quarter of 2020 primarily due to our lower estimated market share, partially offset by higher purchase originations and a larger private mortgage insurance market in the current year. The U.S. private mortgage insurance industry is highly competitive. Our market share is influenced by the execution of our go to market strategy, including but not limited to, pricing competitiveness relative to our peers and our selective participation in forward commitment transactions. Our market share remains impacted by the negative ratings differential relative to our competitors, concerns expressed about Genworth’s financial condition and the execution of its strategic plans. We continue to manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time when circumstances warrant. The market conditions, including the mortgage insurance pricing environment, are within our risk/reward appetite and we continue to write new business at returns we view as attractive.
Net earned premiums were flat in the second quarter of 2021 compared to the second quarter of 2020 primarily as growth in our insurance in-force
was offset by a decrease in single premium policy cancellations, higher ceded premiums and continued lapse of our older higher priced policies. The total number of delinquent loans has declined from the
COVID-19
peak in the second quarter of 2020 but remains elevated compared to pre-COVID-19
levels. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default. Additionally, we have a business practice of refunding the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded during 2020 and the first half of 2021 associated with delinquent loans was not significant to the change in earned premiums for those periods as a result of the high concentration of delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim (“claim rates”) for these loans. The post-default premium liability increased by $2 million in the second quarter of 2021 primarily due to continued premium remittances on
COVID-19
delinquencies, partially offset by the continued decline in overall delinquencies. The total liability for all delinquencies was $13 million as of June 30, 2021. As a result of
COVID-19,
certain state insurance regulators required or requested the provision of grace periods of varying lengths to insureds in the event of non-payment
of premium. Regulators differed greatly in their approaches but generally focused on the avoidance of cancellation of coverage for non-payment.
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
Our loss reserves continue to be negatively impacted by
COVID-19.
Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job have taken advantage of available forbearance programs and payment deferral options. During the peak of the pandemic, we experienced elevated new delinquencies which may ultimately cure at a higher rate than traditional delinquencies. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after,
COVID-19
brought ongoing displacement to the mortgage insurance market, making it more difficult to determine the effectiveness of forbearance and the resulting claim rates for new delinquencies in forbearance plans. Given this difference, our prior hurricane experience was leveraged as one of many considerations in the establishment of an appropriate claim rate estimate for new delinquencies in forbearance plans that have emerged as a result of
COVID-19.
Severity of loss on loans that do go to claim may be positively impacted by home price appreciation, however, may be negatively impacted by the extended forbearance timeline, the associated elevated expenses, the higher loan amount of the recent new delinquencies and if current home price appreciation reverses in the future. For loans insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
Our loss ratio for the three months ended June 30, 2021 was 12% as compared to 94% for the three months ended June 30, 2020. The decrease was largely from lower new delinquencies from the improving economy. New primary delinquencies of 6,862 contributed $30 million of loss expense in the second quarter of 2021. In determining the loss expense estimate for the quarter, considerations were given to forbearance and non-forbearance delinquencies and the ongoing economic impact due to the pandemic. We incurred $170 million of losses from new delinquencies in the second quarter of 2020 driven primarily by a significant increase in borrower forbearance as a result of
COVID-19.
In the prior year, we also recorded additional reserves of $28 million for IBNR delinquencies and strengthened existing reserves by $28 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. Approximately 45% of our primary new delinquencies in the second quarter of 2021 were subject to a forbearance plan as compared to less than 5% in recent quarters prior to
COVID-19.
As of June 30, 2021, GMICO’s
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 12.0:1, compared with a risk-to-capital
ratio of 11.9:1 and 12.3:1 as of March 31, 2021 and December 31, 2020, respectively. GMICO’s risk-to-capital
ratio remains below the NCDOI’s maximum
risk-to-capital
ratio of 25:1. North Carolina’s calculation of
risk-to-capital
excludes the
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
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. On June 29, 2020, the GSEs issued the “PMIERs Amendment.” In September 2020, the GSEs issued an amended and restated version of the PMIERs Amendment that became effective retroactively on June 30, 2020 and included a new reporting requirement that became effective on December 31, 2020. On December 4, 2020, the GSEs issued a revised and restated version of the PMIERs Amendment that revised and replaced the version issued in September 2020. The December 4, 2020 version extended the application of reduced PMIERs capital factors to each non-performing loan that has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 and extended the capital preservation period from March 31, 2021 to June 30, 2021. On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment that replaced the version issued on December 4, 2020. The June 30, 2021 version allows loans that enter a forbearance plan on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. The June 30, 2021 version also extends the capital preservation period through December 31, 2021 with certain exceptions, as described below.
The PMIERs Amendment implemented both permanent and temporary revisions to PMIERs. For loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan will be the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier will be applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs Amendment also imposed temporary capital preservation provisions through December 31, 2021 that require an approved insurer to meet certain PMIERs minimum required assets buffers (150% in the third quarter of 2021 and 115% in the fourth quarter of 2021) or otherwise obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer had a surplus of available assets. In addition, the PMIERs Amendment imposes permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Areas eligible for individual assistance.
In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on Enact. In May 2021, in connection with their conditional approval of the potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective (“GSE Conditions”) are met: (a) approval of GMICO’s plan to secure additional capital, if needed, (b) GMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch Ratings, Inc. for two consecutive quarters and (c) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

•	GMICO to maintain 115% of PMIERs minimum required assets through 2021, 120% during 2022 and 125% thereafter;

•
Enact Holdings to retain $300 million of its holding company cash that can be drawn down exclusively for its debt service or to contribute to GMICO to meet their regulatory capital needs including PMIERs; and

•	written approval must be received from the GSEs prior to any additional debt issuance by either GMICO or Enact Holdings.
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, Enact Holdings’ liquidity must not fall below 13.5% of its outstanding debt. The GSEs’ conditional approval of the potential partial sale of Enact Holdings remains in effect through September 30, 2021, however, if the potential partial sale is not completed prior to October 2021, the GSEs will likely reassess the GSE Restrictions. In addition, the GSEs could recommend revisions to the GSE Restrictions based upon a variety of factors, including the outcome of the potential partial sale of Enact Holdings.
The GSEs informed us that a potential partial sale resulting in Genworth owning 70% or less of Enact Holdings by year end 2021 would delay each step up of the PMIERs minimum required asset requirements listed in the first bullet above by one calendar year. In addition, Fannie Mae agreed to reconsider the GSE Restrictions if Genworth were to own 50% or less of Enact Holdings at any point prior to their expiration, however, they reserve the right to impose additional PMIERs requirements if the potential partial sale is not completed prior to October 2021. We will continue to assess our options, including the aforementioned potential partial sales outlined by the GSEs. However, our current plans do not include a potential partial sale in which Genworth owns less than 80% of Enact Holdings.
As of June 30, 2021, Enact had estimated available assets of $4,926 million against $2,985 million net required assets under PMIERs compared to available assets of $4,769 million against $3,005 million net required assets as of March 31, 2021. The sufficiency ratio as of June 30, 2021 was 165% or $1,941 million above the published PMIERs requirements, compared to 159% or $1,764 million above the published PMIERs requirements as of March 31, 2021. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on Enact. The increase in the PMIERs sufficiency was driven in part by the completion of an insurance linked notes transaction, which added $303 million of additional PMIERs capital credit as of June 30, 2021, elevated lapse driven by prevailing low interest rates, business cash flows and lower delinquencies, partially offset by elevated new insurance written. In addition, elevated lapse continued to drive an acceleration of the amortization of our reinsurance transactions executed prior to the second quarter of 2021, which caused a reduction in PMIERs capital credit in the second quarter of 2021. Our PMIERs required assets as of June 30, 2021 and March 31, 2021 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $760 million of benefit to our June 30, 2021 PMIERs required assets compared to $1,012 million of benefit as of March 31, 2021. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
On April 16, 2021, Enact obtained $303 million of fully collateralized excess of loss reinsurance coverage from Triangle Re 2021-2 Ltd. on a portfolio of existing mortgage insurance policies written from September 2020 through December 2020. Credit risk transfer transactions provided an aggregate of approximately $1,406 million of PMIERs capital credit as of June 30, 2021. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
Subsequent to the second quarter of 2021, GMICO received approval from the NCDOI for a dividend of $200 million to be distributed at year-end 2021. We believe this is an important milestone as we work to restart the return of capital from Enact. This approval, coupled with Enact’s business performance and the recently published changes to the GSE capital preservation rules, provides us incremental confidence for a potential 2021 dividend. However, if our potential partial sale of Enact Holdings is not completed prior to October 2021, the GSEs will likely reconsider the PMIERs capital requirements applicable to Enact which could in turn affect Enact’s ability to execute future dividends. Any future dividend is subject to market conditions, business performance, business and regulatory approvals, including the GSEs’ approval related to the potential partial sale of Enact Holdings and, if occurring following a successful partial sale of Enact Holdings, would include distributions to minority shareholders.

Segment results of operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$243	$243	$—	—%
Net investment income	35	31	4	13%
Net investment gains (losses)	(2)	(1)	(1)	(100)%
Policy fees and other income	—	1	(1)	(100)%

Total revenues	276	274	2	1%

Benefits and expenses:
Benefits and other changes in policy reserves	30	228	(198)	(87)%
Acquisition and operating expenses, net of deferrals	63	47	16	34%
Amortization of deferred acquisition costs and intangibles	4	4	—	—%
Interest expense	12	—	12	NM (1)

Total benefits and expenses	109	279	(170)	(61)%

Income (loss) from continuing operations before income taxes	167	(5)	172	NM (1)
Provision (benefit) for income taxes	35	(1)	36	NM (1)

Income (loss) from continuing operations	132	(4)	136	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	2	1	1	100%
Expenses related to restructuring	2	—	2	NM (1)
Taxes on adjustments	(1)	—	(1)	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$135	$(3)	$138	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The change to adjusted operating income available to Genworth Financial, Inc.’s common stockholders in the current year from adjusted operating loss in the prior year was primarily attributable to higher losses in the prior year from higher new delinquencies driven by a significant increase in borrower forbearance and unfavorable reserve adjustments as a result of COVID-19. The increase was partially offset by higher operating costs and interest expense associated with Enact Holdings’ senior notes issued in August 2020.
Revenues
Premiums were flat as higher insurance in-force was offset by a decrease in policy cancellations in our single premium mortgage insurance product, higher ceded premiums and continued lapse of our in-force portfolio in the current year as older higher priced policies continued to lapse in the current low interest rate environment.
Net investment income increased primarily from higher average invested assets, partially offset by lower investment yields in the current year.

Benefits and expenses
Benefits and other changes in policy reserves decreased largely from lower new delinquencies in the current year and unfavorable reserve adjustments in the prior year as a result of COVID-19. The prior year included $170 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of COVID-19 compared to $30 million of losses from new delinquencies in the current year. In the prior year, we also recorded additional reserves of $28 million for IBNR delinquencies and strengthened existing reserves by $28 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs, expenses associated with strategic transaction preparations and restructuring costs in the current year.
Interest expense in the current year relates to Enact Holdings’ senior notes issued in August 2020.
Provision (benefit) for income taxes.
The effective tax rate was 21.2% and 26.6% for the three months ended June 30, 2021 and 2020, respectively. The decrease was driven by pre-tax income in the current year compared to a pre-tax loss in the prior year.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$495	$469	$26	6%
Net investment income	70	64	6	9%
Net investment gains (losses)	(3)	(1)	(2)	(200)%
Policy fees and other income	2	3	(1)	(33)%

Total revenues	564	535	29	5%

Benefits and expenses:
Benefits and other changes in policy reserves	85	247	(162)	(66)%
Acquisition and operating expenses, net of deferrals	120	97	23	24%
Amortization of deferred acquisition costs and intangibles	8	8	—	—%
Interest expense	25	—	25	NM (1)

Total benefits and expenses	238	352	(114)	(32)%

Income from continuing operations before income taxes	326	183	143	78%
Provision for income taxes	69	39	30	77%

Income from continuing operations	257	144	113	78%
Adjustments to income from continuing operations:
Net investment (gains) losses	3	1	2	200%
Expenses related to restructuring	2	—	2	NM (1)
Taxes on adjustments	(1)	—	(1)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$261	$145	$116	80%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily attributable to higher losses in the prior year from higher new delinquencies driven by a significant increase in borrower forbearance and higher unfavorable reserve adjustments as a result of COVID-19. The increase was also driven by higher premiums mainly attributable to higher insurance in-force, partially offset by higher ceded premiums, continued lapse of older higher priced policies and a decrease in single premium policy cancellations in the current year. These increases were partially offset by interest expense associated with Enact Holdings’ senior notes issued in August 2020 and higher operating costs in the current year.
Revenues
Premiums increased mainly attributable to higher insurance in-force, partially offset by higher ceded premiums, continued lapse of older higher priced policies due to the current low interest rate environment and a decrease in policy cancellations in our single premium mortgage insurance product in the current year.
Net investment income increased primarily from higher income from bond calls and higher average invested assets in the current year.
Benefits and expenses
Benefits and other changes in policy reserves decreased largely from higher new delinquencies and unfavorable reserve adjustments in the prior year as a result of COVID-19. The prior year included $197 million of losses from new delinquencies, $170 million of which were driven primarily by a significant increase in borrower forbearance as a result of COVID-19. In the prior year, we also recorded additional reserves of $28 million for IBNR delinquencies and strengthened existing reserves by $28 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. These decreases were partially offset by current year reserve strengthening of $10 million primarily due to our expectation that pre-COVID-19 delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures to date.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs, expenses associated with strategic transaction preparations and restructuring costs in the current year.
Interest expense in the current year relates to Enact Holdings’ senior notes issued in August 2020.
Provision for income taxes.
The effective tax rate was 21.2% and 21.1% for the six months ended June 30, 2021 and 2020, respectively, consistent with the U.S. corporate federal income tax rate.
Enact selected operating performance measures
Primary Mortgage Insurance
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
The following tables set forth selected operating performance measures regarding our Enact segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Primary insurance in-force (1)	$217,500	$197,000	$20,500	10%
Risk in-force:
Primary	$54,600	$49,900	$4,700	9%
Pool	100	100	—	—%

Total risk in-force	$54,700	$50,000	$4,700	9%

(1)	Primary insurance in-force represents the aggregate unpaid principal balance for loans we insure. Original loan balances are primarily used to determine premiums.

Three months ended June 30,	Increase (decrease) and percentage change	Six months ended June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
New insurance written	$26,700	$28,400	$(1,700)	(6)%	$51,600	$46,300	$5,300	11%
Net premiums written	$225	$217	$8	4%	$451	$425	$26	6%
Primary insurance in-force and risk in-force
Primary insurance in-force increased largely from new insurance written, partially offset by lapses and cancellations as we experienced lower persistency during the current year. Primary persistency was 59% and 66% for the six months ended June 30, 2021 and 2020, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.
New insurance written
For the three months ended June 30, 2021, new insurance written decreased primarily due to our lower estimated market share, partially offset by higher purchase originations and a larger private mortgage insurance market in the current year. For the six months ended June 30, 2021, new insurance written increased primarily due to higher mortgage purchase and refinancing originations and a larger private mortgage insurance market, partially offset by our lower estimated market share in the current year.
Net premiums written
Net premiums written for the three and six months ended June 30, 2021 increased primarily from higher average primary insurance in-force, partially offset by higher ceded premiums in the current year.

Loss and expense ratios
The following table sets forth the loss and expense ratios for our Enact segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Loss ratio	12%	94%	(82)%	17%	53%	(36)%
Expense ratio (net earned premiums)	27%	21%	6%	26%	22%	4%
The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio (net earned premiums) is the ratio of general expenses to net earned premiums. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.
The loss ratio decreased for the three and six months ended June 30, 2021 largely from lower new delinquencies in the current year and unfavorable reserve adjustments in the prior year as a result of COVID-19. The second quarter of 2020 included $170 million of losses from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of COVID-19 compared to $30 million of losses from new delinquencies in the second quarter of 2021. In the prior year, we also recorded additional reserves of $28 million for IBNR delinquencies and strengthened existing reserves by $28 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The decrease for the six months ended June 30, 2021 was also partially offset by reserve strengthening of $10 million in the current year primarily due to our expectation that pre-COVID-19 delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures to date.
The expense ratio (net earned premiums) for the three and six months ended June 30, 2021 increased mainly driven by higher operating costs in the current year. Expenses associated with strategic transaction preparations and restructuring costs increased our expense ratio by approximately two percentage points for both the three and six months ended June 30, 2021. The increase in the expense ratio (net earned premiums) for the six months ended June 30, 2021 was partially offset by higher net earned premiums in the current year.

Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding our Enact loan portfolio as of June 30:

(Amounts in millions)	2021	2020
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$33,657	$33,483
90.01% to 95.00%	94,307	89,035
85.01% to 90.00%	61,234	53,794
85.00% and below	28,279	20,735

Total	$217,477	$197,047

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$9,228	$8,789
90.01% to 95.00%	27,308	25,686
85.01% to 90.00%	14,776	12,957
85.00% and below	3,331	2,436

Total	$54,643	$49,868

Primary insurance in-force by FICO (1) score at origination:
Over 760	$83,602	$75,428
740-759	34,402	32,649
720-739	30,964	28,637
700-719	27,032	23,746
680-699	21,469	18,271
660-679 (2)	10,192	8,781
640-659	6,008	5,521
620-639	2,838	2,786
<620	970	1,228

Total	$217,477	$197,047

Primary risk in-force by FICO score at origination:
Over 760	$20,908	$19,046
740-759	8,628	8,303
720-739	7,879	7,312
700-719	6,848	6,016
680-699	5,385	4,629
660-679 (2)	2,531	2,180
640-659	1,494	1,358
620-639	720	707
<620	250	317

Total	$54,643	$49,868

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Enact loan portfolio as of the dates indicated:

	June 30, 2021	December 31, 2020	June 30, 2020
Primary insurance:
Insured loans in-force	933,616	924,624	896,232
Delinquent loans	33,568	44,904	53,587
Percentage of delinquent loans (delinquency rate)	3.60%	4.86%	5.98%
Delinquency rates have decreased primarily from a decline in total delinquencies, particularly from their peak in the second quarter of 2020 as a result of COVID-19. The decrease was also attributable to cures outpacing new delinquencies.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in our Enact loan portfolio as of the dates indicated:

	June 30, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,030	$32	$318	10%
4 - 11 payments	12,378	151	717	21%
12 payments or more	15,160	406	914	44%

Total	33,568	$589	$1,949	30%

	December 31, 2020
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,484	$43	$549	8%
4 - 11 payments	30,324	331	1,853	18%
12 payments or more	4,096	143	204	70%

Total	44,904	$517	$2,606	20%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
The total increase in reserves as a percentage of risk in-force as of June 30, 2021 was primarily driven by higher reserves in relation to a decrease in delinquent risk in-force. Delinquent risk in-force decreased mainly from lower total delinquencies as cures outpaced new delinquencies in the first half of 2021, while reserves increased primarily from new delinquencies and reserve strengthening in the current year. As of June 30, 2021, we have experienced an increase in loans that are delinquent for 12 months or more due in large part to borrowers entering a forbearance plan over a year ago driven by COVID-19. We estimated the loss reserve for COVID-19 related delinquencies by applying a claim rate estimate which considers the emergence of cures on forbearance and non-forbearance delinquencies and the ongoing economic impact due to the pandemic. The large volume of additional forbearance delinquencies moving to 12 or more payments in default combined with lower loss expectations on delinquencies subject to a forbearance plan drove the decrease in reserves as a percentage of risk in-force in the 12 or more payments in default category as of June 30, 2021. Forbearance plans may be extended up to 18 months, therefore, it is possible we could experience elevated delinquencies in this aged category for the remainder of 2021. Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer.

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

	Percent of primary risk in-force as of June 30, 2021	Percent of direct case reserves as of June 30, 2021 (1)	Delinquency rate as of
			June 30, 2021	December 31, 2020	June 30, 2020
By State:
California	12%	12%	4.70%	6.20%	7.67%
Texas	8%	8%	4.20%	5.82%	7.31%
Florida (2)	7%	9%	4.52%	6.92%	9.06%
Illinois (2)	5%	6%	4.13%	5.21%	6.13%
New York (2)	5%	12%	5.10%	6.92%	8.89%
Michigan	4%	2%	2.11%	2.93%	4.12%
Arizona	4%	2%	3.13%	4.54%	5.44%
North Carolina	3%	2%	2.99%	3.84%	4.99%
Pennsylvania (2)	3%	3%	3.06%	4.11%	5.44%
Washington	3%	3%	4.51%	5.37%	5.59%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be complete.

	Percent of primary risk in-force as of June 30, 2021	Percent of direct case reserves as of June 30, 2021 (1)	Delinquency rate as of
			June 30, 2021	December 31, 2020	June 30, 2020
By MSA or MD:
Chicago-Naperville MD	3%	4%	5.09%	6.36%	7.69%
Phoenix MSA	3%	2%	3.15%	4.63%	5.49%
New York MD	3%	8%	7.69%	10.25%	12.92%
Atlanta MSA	2%	3%	4.84%	6.68%	8.65%
Washington DC-Arlington MD	2%	2%	4.86%	6.09%	8.18%
Houston MSA	2%	3%	5.54%	7.59%	8.74%
Riverside-San Bernardino MSA	2%	2%	5.24%	7.08%	8.55%
Los Angeles-Long Beach MD	2%	3%	5.89%	7.57%	9.28%
Dallas MD	2%	2%	3.60%	5.10%	7.31%
Nassau-Suffolk MD	2%	4%	8.10%	10.64%	13.33%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.

The following table sets forth the dispersion of our direct primary case reserves and primary insurance in-force and risk in-force by year of policy origination, weighted average mortgage interest rate and delinquency rate as of June 30, 2021:

(Amounts in millions)	Weighted average rate (1)	Percent of direct case reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2004 and prior	6.18%	3%	$621	—%	$177	—%	15.47%
2005 to 2008	5.55%	25	9,061	4	2,317	4	11.87%
2009 to 2013	4.25%	2	1,961	1	528	1	5.89%
2014	4.48%	3	2,709	1	732	1	5.65%
2015	4.16%	5	5,810	3	1,549	3	4.99%
2016	3.88%	8	11,499	5	3,052	6	4.65%
2017	4.26%	11	11,763	6	3,032	5	5.84%
2018	4.78%	13	12,289	6	3,086	6	6.98%
2019	4.20%	19	28,842	13	7,225	13	5.01%
2020	3.26%	11	82,308	38	20,536	38	1.36%
2021	3.01%	—	50,614	23	12,409	23	0.14%

Total portfolio	3.65%	100%	$217,477	100%	$54,643	100%	3.60%

(1)	Average annual mortgage interest rate weighted by insurance in-force.
(2)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
Loss reserves in policy years 2005 through 2008 are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years as a result of COVID-19 given their significant representation of risk in-force. As of June 30, 2021, our 2014 and newer policy years represented approximately 95% of our primary risk in-force and 70% of our total direct primary case reserves.
U.S. Life Insurance segment
COVID-19
The most significant impact in our U.S. life insurance businesses from
COVID-19
in 2021 and 2020 was related to continued elevated mortality. Our long-term care insurance products were favorably impacted by higher mortality in the current year. Conversely, higher mortality rates had unfavorable impacts in our life insurance products and we have observed minimal impact from
COVID-19
in our fixed annuity products. Our products were also negatively impacted by the continued low interest rate environment, particularly as it related to loss recognition testing and asset adequacy analysis in the fourth quarter of 2020.
In our long-term care insurance products, we have experienced higher mortality during
COVID-19
which has had a favorable impact on claim reserves and our operating results. Although it is not our practice to track cause of death for policyholders and claimants, we believe the favorable results of our long-term care insurance business in the first quarter of 2021 and during 2020 were likely impacted by
COVID-19,
but we expect the impacts to be temporary. We believe
COVID-19
has accelerated mortality on our most vulnerable claimants, which may reduce mortality rates in future periods as the impacts of the pandemic subside. Therefore, in the fourth quarter of 2020 and the first quarter of 2021, we strengthened our claims reserve to adjust the mortality assumption by $91 million and $67 million, respectively, to account for the lower future claim termination rates expected on remaining claims. However, in the second quarter of 2021, we experienced lower mortality as the impacts of COVID-19 lessened and we did not establish any additional claims reserve but reduced a portion of the COVID-19 mortality adjustment, leaving a cumulative balance of $143 million as of June 30, 2021. As COVID-19 continues to develop, short-term mortality experience may fluctuate, and we would increase or decrease the COVID-19 mortality adjustment accordingly.
We have also experienced lower new claims incidence in our long-term care insurance business during COVID-19; however, we do not expect this to be permanent but rather a temporary reduction while shelter-in-place
and social distancing protocols are in effect and that claims incidence experience will ultimately resemble previous trends. As a result, we have strengthened our IBNR claim reserves during COVID-19 by $140 million through June 30, 2021. Although new active claim volumes in our long-term care insurance business increased gradually in the first half of 2021, near term incidence may continue to be impacted by
COVID-19.
We continue to utilize virtual assessments to assess eligibility for benefits while in-person
assessments have been temporarily discontinued during
COVID-19.
We are reviewing the options to resume
in-person
assessments, with appropriate protocols in place, while having virtual assessments available for those policyholders who would prefer this option. For claimants without the technology to perform virtual assessments, we have alternate options for gathering information. Our long-term care insurance benefit utilization will be monitored for impact, although it is too early to tell the magnitude and/or direction of that impact.
Additionally, our U.S. life insurance companies are dependent on the approval of actuarially justified in-force
rate actions in our long-term care insurance business, including those rate actions which were previously filed and are currently pending review and approval. We have experienced some delays and could experience additional delays in receiving approvals of these rate actions during
COVID-19,
although we did not have a significant impact on our financial results in the first half of 2021 or during 2020 as a result of these delays.
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
Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions and methodologies for our long-term care insurance business annually typically during the third or fourth quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. We will complete our annual review of long-term care insurance claim reserve assumptions in the fourth quarter of 2021, and we are monitoring emerging experience particularly in mortality and benefit utilization. While this work is ongoing, current trends do not indicate a need to strengthen the claims reserve as assumptions appear to be holding up in the aggregate. We also plan to complete our loss recognition and cash flow testing as well as assumption reviews for all of our U.S. life insurance products in the fourth quarter of 2021. For our 2021 assumption updates, we are generally not including data from 2020 in setting any long-term assumptions, as we do not yet have sufficient information around longer term effects of the pandemic. Our review of long-term care insurance assumptions, as part of our testing in the fourth quarter of 2021, will include mortality, benefit utilization, interest rates and in-force rate actions, among other assumptions. Any assumption changes in our long-term care insurance business that result in pressure to our margin will be assessed for inclusion in our in-force rate action plan. In our life insurance business, we will also review mortality, persistency and interest rates, among other assumptions, in the fourth quarter of 2021. As we complete our review, we are monitoring our elevated mortality experience, including older age mortality as well as mortality improvement, in our life insurance products. Potential changes in our assumptions could negatively impact earnings of our life insurance business.
Results of our U.S. life insurance businesses are also impacted by interest rates. Low interest rates put pressure on the profitability and returns of these businesses as higher yielding investments mature and are replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Annual Report on Form
10-K.
The risk-based capital (“RBC”) of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state as of December 31, 2020. However, the RBC ratio of our U.S. life insurance subsidiaries has been negatively impacted over the past few years by increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews particularly in our long-term care insurance business. However, in the first half of 2021, the RBC ratio increased from 2020 as a result of higher earnings in our long-term care insurance business mainly driven by claim experience, premium rate increases and benefit reductions, including policyholder benefit reduction elections made as part of a legal settlement, as well as in our variable annuity products from favorable interest rates and equity markets. We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force
rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force
rate actions versus when the benefits from the
in-force
rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Future declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.

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
In 2019, the NAIC established the Long-Term Care Insurance (EX) Task Force to address efforts to create a national standard for reviewing and approving long-term care insurance rate increase requests. This task force is charged with developing a consistent national approach for reviewing rate increase requests that results in actuarially appropriate increases being granted by the states in a timely manner and eliminates cross-state rate subsidization, among others. The Long-Term Care Insurance (EX) Task Force is expected to provide a proposal to the Executive (EX) Committee of the NAIC before the end of 2021.

Life insurance
Results of our life insurance business are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors. We no longer solicit sales of traditional life insurance products; however, we continue to service our existing retained and reinsured blocks of business.
Mortality levels may deviate each period from historical trends. Overall mortality experience was higher for the six months ended June 30, 2021 compared to six months ended June 30, 2020, attributable in part to
COVID-19.
We have experienced higher mortality than our then-current and priced-for
assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.
In the fourth quarter of 2020, we performed our annual review of life insurance assumptions and loss recognition test. Our review focused on assumptions for interest rates, persistency and mortality, among other assumptions. As part of our review in the fourth quarter of 2020, we recorded a $60 million after-tax
benefit in our term universal and universal life insurance products primarily from favorable assumption updates. The favorable updates in our term universal life insurance product were primarily driven by a model refinement related to persistency and grace period timing. Other assumption updates mostly focused on future cost of insurance rates and long-term trends in mortality, persistency and interest rates. In the fourth quarter of 2020, we also recorded a $50 million after-tax
charge related to universal life insurance DAC recoverability testing primarily as a result of reflecting these updated assumptions. During the three months ended June 30, 2021 and March 31, 2021, we recorded after-tax
charges of $13 million and $17 million, respectively, in our universal life insurance products in connection with DAC recoverability testing.
We also updated mortality assumptions for certain universal and term universal life insurance products as well as our term life insurance products in the fourth quarter of 2020. Our mortality experience for older ages and late-duration premium periods and conversion products is emerging. Assumption changes in our term life insurance products focused on mortality improvements during the post-level premium period based on observed trends in emerging experience. This change to the mortality assumption increased the loss recognition testing margin in our term life insurance products. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience. We may be required to make further adjustments in the future to our assumptions which could impact our universal and term universal life insurance reserves or our loss recognition testing results of our term life insurance products. Any further materially adverse changes to our assumptions, including mortality, persistency or interest rates, could have a materially negative impact on our results of operations, financial condition and business.
Compared to 1998 and prior years, we had a significant increase in term life insurance sales between 1999 and 2009, particularly in 1999 and 2000. The blocks of business issued since 2000 vary in size as compared to the large 1999 and 2000 blocks of business. As our large
10-
and
15-year
level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. As our large
20-year
level premium period business written in 1999 entered its post-level period, we experienced higher lapses resulting in accelerated DAC amortization in 2019. This trend continued in the first quarter of 2020 for the 1999 block, as it reached the end of its level premium period. Additionally, we experienced a similar trend with the
20-year
level premium period business written in 2000 as it entered its post-level period during 2020 and into the first quarter of 2021 due to the
60-day
grace period. If lapse experience on future
10-,
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

Segment results of operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$703	$712	$(9)	(1)%
Net investment income	763	692	71	10%
Net investment gains (losses)	66	118	(52)	(44)%
Policy fees and other income	145	142	3	2%

Total revenues	1,677	1,664	13	1%

Benefits and expenses:
Benefits and other changes in policy reserves	1,129	1,213	(84)	(7)%
Interest credited	87	97	(10)	(10)%
Acquisition and operating expenses, net of deferrals	219	147	72	49%
Amortization of deferred acquisition costs and intangibles	77	83	(6)	(7)%

Total benefits and expenses	1,512	1,540	(28)	(2)%

Income from continuing operations before income taxes	165	124	41	33%
Provision for income taxes	42	33	9	27%

Income from continuing operations	123	91	32	35%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(67)	(121)	54	45%
Expenses related to restructuring	2	—	2	NM (1)
Taxes on adjustments	13	25	(12)	(48)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$71	$(5)	$76	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the three months ended June 30, 2021 and 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million and $(3) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$98	$48	$50	104%
Life insurance	(40)	(81)	41	51%
Fixed annuities	13	28	(15)	(54)%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$71	$(5)	$76	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $50 million primarily from higher reduced benefits in the current year from in-force
rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement in the current year. The increase was also attributable to higher investment income and favorable development on IBNR claims, partially offset by a decrease in claim terminations driven mostly by lower mortality in the current year.

•
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business decreased $41 million mainly attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block entering its post-level premium period and from lower lapses primarily associated with our large
20-year
term life insurance block written at the end of 2000 as it entered its post-level premium period. These decreases were partially offset by higher mortality in our term universal life insurance product and a DAC impairment of $13 million in our universal life insurance products in the current year.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business decreased $15 million mainly attributable to lower mortality in our single premium immediate annuities and higher reserves in our fixed indexed annuities driven by a less favorable equity market and interest rate changes in the current year.

Revenues
Premiums

•
Our long-term care insurance business decreased $1 million primarily driven by policy terminations and policies entering paid-up
status, mostly offset by $24 million of increased premiums in the current year from in-force
rate actions approved and implemented.

•	Our life insurance business decreased $8 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.
Net investment income

•
Our long-term care insurance business increased $87 million largely from higher income of $80 million in the current year from limited partnerships, U.S. Government Treasury Inflation Protected Securities

(“TIPS”) and bond calls. The increase was also attributable to higher average invested assets in the current year.

•	Our fixed annuities business decreased $15 million largely attributable to lower average invested assets in the current year due to block runoff.
Net investment gains (losses)

•
Net investment gains in our long-term care insurance business decreased $62 million principally due to net realized gains from the sale of investment securities in the prior year that did not recur, partially offset by higher unrealized gains in the current year from changes in the fair value of equity securities and from higher credit losses in the prior year.

•
Net investment losses in our fixed annuities business decreased $9 million primarily related to lower losses on embedded derivatives related to our fixed indexed annuity products, partially offset by lower derivative gains and higher credit losses in the current year.

Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $54 million primarily due to a more favorable impact of $139 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement, and from favorable development on IBNR claims. These decreases were partially offset by aging of the in-force
block, a decrease in claim terminations driven mostly by lower mortality in the current year and higher incremental reserves of $62 million recorded in connection with an accrual for profits followed by losses in the current year. In the prior year, we assumed that
COVID-19
temporarily decreased the number of new submitted claims, and accordingly IBNR reserves were strengthened by $37 million.

•
Our life insurance business decreased $44 million primarily attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block which entered its post-level premium period, partially offset by higher mortality in our term universal life insurance product in the current year compared to the prior year.

•
Our fixed annuities business increased $14 million principally from lower mortality in our single premium immediate annuities, less favorable equity market performance and unfavorable interest rate changes in the current year.

Interest credited.
The decrease in interest credited was related to our life insurance and fixed annuities businesses largely driven by a decline in the average account values and from lower crediting rates in the current year.
Acquisition and operating expenses, net of deferrals.
The increase was predominantly related to our long-term care insurance business principally related to higher premium taxes, commissions and other expenses of $73 million associated with our in-force
rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement in the current year.
Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business increased $6 million principally from policy terminations and policies entering paid-up status in the current year.

•
Our life insurance business decreased $10 million principally from prior year lapses in our large
20-year
term life insurance block written in 2000, partially offset by a DAC impairment of $16 million in our universal life insurance products in the current year.

Provision for income taxes.
The effective tax rate was 25.5% and 26.7% for the three months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate is primarily attributable to higher tax expense on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income, in relation to higher pre-tax
income in the current year.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$1,417	$1,430	$(13)	(1)%
Net investment income	1,479	1,387	92	7%
Net investment gains (losses)	108	48	60	125%
Policy fees and other income	293	286	7	2%

Total revenues	3,297	3,151	146	5%

Benefits and expenses:
Benefits and other changes in policy reserves	2,284	2,510	(226)	(9)%
Interest credited	177	197	(20)	(10)%
Acquisition and operating expenses, net of deferrals	411	298	113	38%
Amortization of deferred acquisition costs and intangibles	145	170	(25)	(15)%
Interest expense	—	5	(5)	(100)%

Total benefits and expenses	3,017	3,180	(163)	(5)%

Income (loss) from continuing operations before income taxes	280	(29)	309	NM (1)
Provision for income taxes	74	6	68	NM (1)

Income (loss) from continuing operations	206	(35)	241	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(108)	(54)	(54)	(100)%
(Gains) losses on early extinguishment of debt	—	4	(4)	(100)%
Expenses related to restructuring	16	—	16	NM (1)
Taxes on adjustments	19	10	9	90%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$133	$(75)	$208	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the six months ended June 30, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(6) million.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$193	$49	$144	NM	(1)
Life insurance	(103)	(158)	55	35%
Fixed annuities	43	34	9	26%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$133	$(75)	$208	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $144 million primarily from favorable development on IBNR claims, higher investment income and higher premiums and reduced benefits of $75 million from in-force
rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement in the current year. We also increased reserves by $66 million in the current year compared to $29 million in the prior year to account for changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary.

•
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business decreased $55 million mainly attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block entering its post-level premium period and from lower lapses primarily associated with our large
20-year
term life insurance block written at the end of 2000 as it entered its post-level premium period. These decreases were partially offset by higher mortality in our universal and term universal life insurance products and DAC impairments of $30 million in our universal life insurance products in the current year.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $9 million mainly attributable to lower reserves and DAC amortization in our fixed indexed annuities driven by favorable equity market and interest rate changes in the current year and higher mortality in our single premium immediate annuities.

Revenues
Premiums

•
Our long-term care insurance business increased $3 million largely from $47 million of increased premiums in the current year from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.

•	Our life insurance business decreased $16 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.
Net investment income

•
Our long-term care insurance business increased $133 million largely from higher income of $114 million in the current year from limited partnerships, TIPS and bond calls. The increase was also attributable to higher average invested assets in the current year.

•	Our life insurance business decreased $6 million principally related to unfavorable prepayment speed adjustments on mortgage-backed securities in the current year.

•	Our fixed annuities business decreased $35 million largely attributable to lower average invested assets in the current year due to block runoff.
Net investment gains (losses)

•
Net investment gains in our long-term care insurance business increased $20 million principally due to higher unrealized gains from changes in the fair value of equity securities, and from prior year derivative and credit losses, partially offset by prior year net realized gains from the sale of investment securities.

•
Net investment gains in our life insurance business increased $12 million predominantly from higher net derivative gains and unrealized gains from changes in the fair value of equity securities in the current year compared to unrealized losses in the prior year.

•	Net investment losses in our fixed annuities business decreased $28 million primarily related to net derivative gains in the current year compared to net derivative losses in the prior year.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $153 million primarily due to a more favorable impact of $147 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement, and from favorable development on IBNR claims. These decreases were partially offset by aging of the in-force
block and higher incremental reserves of $195 million recorded in connection with an accrual for profits followed by losses. In addition, we increased claim reserves by $52 million reflecting our assumption that
COVID-19
accelerated our mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population.

•
Our life insurance business decreased $64 million primarily attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block which entered its post-level premium period, partially offset by higher mortality in our universal and term universal life insurance products in the current year compared to the prior year.

•
Our fixed annuities business decreased $9 million principally from lower reserves in our fixed indexed annuities driven by favorable equity market and interest rate changes in the current year compared to an unfavorable market in the prior year.

Interest credited.
The decrease in interest credited was related to our life insurance and fixed annuities businesses largely driven by a decline in the average account values and from lower crediting rates in the current year.
Acquisition and operating expenses, net of deferrals.
The increase was predominantly related to our long-term care insurance business principally related to higher premium taxes, commissions and other expenses of $99 million associated with our in-force
rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement in the current year. The increase was also attributable to restructuring costs of $16 million in the current year.
Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business increased $6 million principally from policy terminations and policies entering paid-up status in the current year.

•
Our life insurance business decreased $13 million principally from prior year lapses in our large
20-year
term life insurance block written in 2000, partially offset by DAC impairments of $38 million in our universal life insurance products in the current year.

•	Our fixed annuities business decreased $18 million primarily related to lower DAC amortization reflecting the impact of favorable market changes in the current year.
Interest expense.
The decrease in interest expense was due to our life insurance business principally related to the early redemption of non-recourse
funding obligations in the prior year.
Provision for income taxes.
The effective tax rate was 26.2% and (20.4)% for the six months ended June 30, 2021 and 2020, respectively. The increase in the effective tax rate is primarily attributable to higher tax expense on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income, in relation to pre-tax
income in the current year.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Net earned premiums:
Individual long-term care insurance	$617	$618	$(1)	—%	$1,232	$1,229	$3	—%
Group long-term care insurance	31	31	—	—%	62	62	—	—%

Total	$648	$649	$(1)	—%	$1,294	$1,291	$3	—%

Loss ratio	62%	69%	(7)%		62%	74%	(12)%
The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.
Net earned premiums decreased for the three months ended June 30, 2021 primarily driven by policy terminations and policies entering paid-up
status, mostly offset by $24 million of increased premiums from in-force
rate actions approved and implemented. Net earned premiums increased for the six months ended June 30, 2021 largely from $47 million of increased premiums from in-force
rate actions approved and implemented, partially offset by policy terminations and policies entering paid-up
status in the current year.
The loss ratio decreased for the three and six months ended June 30, 2021 due to the increase in premiums and lower benefits and other changes in reserves as discussed above.

Life insurance
The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Term and whole life insurance
Net earned premiums	$55	$63	$(8)	(13)%	$123	$139	$(16)	(12)%
Term universal life insurance
Net deposits	53	57	(4)	(7)%	106	113	(7)	(6)%
Universal life insurance
Net deposits	64	65	(1)	(2)%	133	136	(3)	(2)%
Total life insurance

Net earned premiums and deposits	$172	$185	$(13)	(7)%	$362	$388	$(26)	(7)%

	As of June 30,		Percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Term and whole life insurance
Life insurance in-force, net of reinsurance	$56,111	$69,969	(20)%
Life insurance in-force before reinsurance	$347,745	$379,972	(8)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$103,473	$110,705	(7)%
Life insurance in-force before reinsurance	$104,145	$111,465	(7)%
Universal life insurance
Life insurance in-force, net of reinsurance	$31,807	$33,212	(4)%
Life insurance in-force before reinsurance	$36,045	$37,753	(5)%
Total life insurance
Life insurance in-force, net of reinsurance	$191,391	$213,886	(11)%
Life insurance in-force before reinsurance	$487,935	$529,190	(8)%
We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.
Term and whole life insurance
Net earned premiums decreased for the three and six months ended June 30, 2021 mainly attributable to the continued runoff of our term life insurance products. Life insurance in-force
also decreased as a result of the continued runoff of our term life insurance products, including from prior year lapse experience in the large
20-year
term life insurance block written in 2000.
Universal and Term universal life insurance
Net deposits decreased for the three and six months ended June 30, 2021 primarily attributable to continued runoff of our in-force
blocks.

Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Account value, beginning of period	$11,172	$12,487	$11,815	$13,023
Premiums and deposits	21	17	38	39
Surrenders, benefits and product charges	(482)	(375)	(1,026)	(842)

Net flows	(461)	(358)	(988)	(803)
Interest credited and investment performance	95	134	180	195
Effect of accumulated net unrealized investment gains (losses)	107	(7)	(94)	(159)

Account value, end of period	$10,913	$12,256	$10,913	$12,256

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
Account value decreased compared to March 31, 2021 and December 31, 2020 as surrenders and benefits exceeded favorable market performance and interest credited.
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

Segment results of operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Net investment income	$43	$54	$(11)	(20)%
Net investment gains (losses)	10	4	6	150%
Policy fees and other income	35	32	3	9%

Total revenues	88	90	(2)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	2	4	(2)	(50)%
Interest credited	40	42	(2)	(5)%
Acquisition and operating expenses, net of deferrals	14	11	3	27%
Amortization of deferred acquisition costs and intangibles	4	(1)	5	NM (1)

Total benefits and expenses	60	56	4	7%

Income from continuing operations before income taxes	28	34	(6)	(18)%
Provision for income taxes	6	6	—	—%

Income from continuing operations	22	28	(6)	(21)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(9)	(5)	(4)	(80)%
Taxes on adjustments	2	1	1	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$15	$24	$(9)	(38)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the three months ended June 30, 2021 and 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million and $(1) million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased predominantly due to lower investment income and less favorable equity market performance in the current year.
Revenues
Net investment income decreased principally due to lower average invested assets in our variable annuity products in the current year.
Net investment gains increased primarily from derivative gains in the current year compared to losses in the prior year, partially offset by lower gains on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) in the current year.
Policy fees and other income increased principally from higher fee income driven mostly by an increase in the average account values in our variable annuity products in the current year.

Benefits and expenses
Acquisition and operating expenses, net of deferrals, increased mainly from higher commissions in our variable annuity products in the current year.
Amortization of deferred acquisition costs and intangibles increased primarily from higher DAC amortization in our variable annuity products due to less favorable equity market performance in the current year.
Provision for income taxes
. The effective tax rate was 19.6% and 19.9% for the three months ended June 30, 2021 and 2020, respectively. The decrease was primarily related to tax benefits from tax favored items in relation to lower pre-tax
income in the current year.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Net investment income	$92	$103	$(11)	(11)%
Net investment gains (losses)	4	(71)	75	106%
Policy fees and other income	68	65	3	5%

Total revenues	164	97	67	69%

Benefits and expenses:
Benefits and other changes in policy reserves	10	24	(14)	(58)%
Interest credited	81	83	(2)	(2)%
Acquisition and operating expenses, net of deferrals	27	24	3	13%
Amortization of deferred acquisition costs and intangibles	9	16	(7)	(44)%

Total benefits and expenses	127	147	(20)	(14)%

Income (loss) from continuing operations before income taxes	37	(50)	87	174%
Provision (benefit) for income taxes	7	(12)	19	158%

Income (loss) from continuing operations	30	(38)	68	179%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (1)	(4)	62	(66)	(106)%
Taxes on adjustments	1	(13)	14	108%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$27	$11	$16	145%

(1)	For the six months ended June 30, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(9) million.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily due to favorable equity market and interest rate performance, partially offset by lower investment income in the current year.
Revenues
Net investment income decreased largely due to lower average invested assets in our variable annuity products in the current year.

The change to net investment gains in the current year from net investment losses in the prior year was primarily related to gains on embedded derivatives associated with our variable annuity products with GMWBs in the current year compared to losses in the prior year, partially offset by derivative losses in the current year compared to derivative gains in the prior year.
Policy fees and other income increased principally from higher fee income driven mostly by an increase in the average account values in our variable annuity products in the current year.
Benefits and expenses
Benefits and other changes in policy reserves decreased primarily attributable to lower GMDB reserves in our variable annuity products due to favorable equity market and interest rate performance in the current year.
Acquisition and operating expenses, net of deferrals, increased mainly from higher commissions in our variable annuity products in the current year.
Amortization of deferred acquisition costs and intangibles decreased mainly related to lower DAC amortization in our variable annuity products principally from favorable equity market performance in the current year.
Provision (benefit) for income taxes
. The effective tax rate was 18.6% and 23.4% for the six months ended June 30, 2021 and 2020, respectively. The decrease was primarily attributable to tax benefits from tax favored items in relation to pre-tax
income in the current year.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Account value, beginning of period	$4,863	$4,521	$5,001	$5,042
Deposits	4	6	10	10
Surrenders, benefits and product charges	(140)	(122)	(327)	(288)

Net flows	(136)	(116)	(317)	(278)
Interest credited and investment performance	241	377	284	18

Account value, end of period	$4,968	$4,782	$4,968	$4,782

We no longer solicit sales of our variable annuity or variable life insurance products, however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.
Account value increased compared to March 31, 2021 primarily related to favorable equity market performance, partially offset by surrenders in the current year.

Funding agreements
The following table presents the account value of our funding agreements as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Funding Agreements
Account value, beginning of period	$300	$253	$300	$253
Deposits	—	150	—	150
Surrenders and benefits	(51)	(51)	(51)	(52)

Net flows	(51)	99	(51)	98
Interest credited	1	1	1	2

Account value, end of period	$250	$353	$250	$353

Account value decreased compared to March 31, 2021 and December 31, 2020 mainly attributable to a maturity payment in the current year.
Corporate and Other Activities
Results of operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$1	$2	$(1)	(50)%
Net investment income	3	2	1	50%
Net investment gains (losses)	(4)	(28)	24	86%
Policy fees and other income	—	(1)	1	100%

Total revenues	—	(25)	25	100%

Benefits and expenses:
Benefits and other changes in policy reserves	—	2	(2)	(100)%
Acquisition and operating expenses, net of deferrals	8	5	3	60%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	31	42	(11)	(26)%

Total benefits and expenses	40	50	(10)	(20)%

Loss from continuing operations before income taxes	(40)	(75)	35	47%
Benefit for income taxes	(8)	(15)	7	47%

Loss from continuing operations	(32)	(60)	28	47%
Adjustments to loss from continuing operations:
Net investment (gains) losses	4	28	(24)	(86)%
(Gains) losses on early extinguishment of debt	—	(3)	3	100%
Expenses related to restructuring	1	1	—	—%
Taxes on adjustments	—	(5)	5	100%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(27)	$(39)	$12	31%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower interest expense in the current year.
Revenues
The decrease in net investment losses was predominantly related to lower derivative losses in the current year.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, increased principally due to a $3 million gain in the prior year related to the repurchase of Genworth Holdings’ senior notes originally scheduled to mature in 2021 that did not recur.
Interest expense decreased largely driven by the redemption of Genworth Holdings’ senior notes due in February 2021 and the repurchase of Genworth Holdings’ senior notes due in September 2021.
The benefit for income taxes for the three months ended June 30, 2021 was primarily related to the pre-tax
loss and unrealized losses from changes in the fair value of equity securities, partially offset by tax expense on non-deductible
expenses. The benefit for income taxes for the three months ended June 30, 2020 was primarily driven by a tax benefit related to the pre-tax
loss, partially offset by tax expense from
non-deductible
expenses and forward starting swaps settled prior to the enactment of the TCJA.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$3	$4	$(1)	(25)%
Net investment income	4	7	(3)	(43)%
Net investment gains (losses)	(6)	18	(24)	(133)%

Total revenues	1	29	(28)	(97)%

Benefits and expenses:
Benefits and other changes in policy reserves	—	3	(3)	(100)%
Acquisition and operating expenses, net of deferrals	21	28	(7)	(25)%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	69	88	(19)	(22)%

Total benefits and expenses	91	120	(29)	(24)%

Loss from continuing operations before income taxes	(90)	(91)	1	1%
Benefit for income taxes	(16)	(15)	(1)	(7)%

Loss from continuing operations	(74)	(76)	2	3%
Adjustments to loss from continuing operations:
Net investment (gains) losses	6	(18)	24	133%
(Gains) losses on early extinguishment of debt	4	5	(1)	(20)%
Expenses related to restructuring	8	2	6	NM (1)
Taxes on adjustments	(3)	3	(6)	(200)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(59)	$(84)	$25	30%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower interest expense and operating costs in the current year.
Revenues
Net investment income decreased primarily from lower yields in the current year.
The change to net investment losses in the current year from net investment gains in the prior year was predominantly related to derivative losses in the current year compared to derivative gains in the prior year.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower operating costs and a make-whole premium of $9 million in the prior year related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020, partially offset by restructuring costs of $8 million and a $4 million loss in the current year related to the repurchase of Genworth Holdings’ senior notes compared to a $4 million gain in the prior year.
Interest expense decreased largely driven by the redemption of Genworth Holdings’ senior notes due in February 2021, the repurchase of Genworth Holdings’ senior notes due in September 2021 and the early redemption of Genworth Holdings’ senior notes in the prior year originally scheduled to mature in June 2020.
The benefit for income taxes for the six months ended June 30, 2021 was primarily related to the pre-tax
loss and unrealized losses from changes in the fair value of equity securities, partially offset by tax expense on forward starting swaps settled prior to the enactment of the TCJA and non-deductible
expenses. The benefit for income taxes for the six months ended June 30, 2020 was primarily driven by a tax benefit related to the pre-tax
loss, partially offset by tax expense from stock-based compensation and other non-deductible
expenses.
Investments and Derivative Instruments
Trends and conditions
Investments
During the second quarter of 2021, the U.S. Federal Reserve maintained interest rates near zero as the U.S. economy continues to recover from the negative impact of
COVID-19.
In its June 2021 meeting, the U.S. Federal Reserve revised its interest rate forecast, and is projecting two separate 25 basis point rate increases in 2023. The U.S. Federal Reserve is also expected to discuss reducing its asset purchase program later in 2021. The U.S. economy continued to show signs of recovery from
COVID-19
during the second quarter of 2021 as economic indicators reflect an improving job market, a reduction in the unemployment rate and improving gross domestic product for 2021. The
COVID-19
vaccine
roll-out
in the United States continued during the second quarter of 2021 with more than 46% of the United States population fully vaccinated and approximately 54% having received at least one dose as of June 30, 2021. U.S. Treasury markets fluctuated during the second quarter of 2021 due in part to the expected shifts in the U.S. Federal Reserve’s monetary policy and from inflation concerns, including whether inflation is only transitory until the U.S. economy fully re-opens
and supply chains return to full capacity. The rise in consumer and producer prices also indicated an increase in inflation, with both indices rising back to pre-COVID
levels, including further expansionary indicators present in both the manufacturing and services sectors. While the two-year
and three-year Treasury yield increased slightly, the five-year through
30-year
Treasury yields decreased during the second quarter of 2021 as compared to the first quarter of 2021.
Credit markets continued their strong performance with credit spreads in the investment grade securities tightening in the second quarter of 2021. Credit markets demonstrated resiliency despite fluctuating interest rates.

Higher yields in the United States, compared to the rest of the global economy, has continued to make the United States market more attractive to both domestic and foreign investors. Seasonally lower supply during the summer is expected to provide additional support to credit markets. This demand has been met with strong supply from both investment grade and below investment grade issuers, who continue to access capital markets to refinance debt at historically low rates.
As of June 30, 2021, we did not have any modifications or extensions of commercial mortgage loans that were considered troubled debt restructurings. Modified loans represented 2% of our total loan portfolio as of June 30, 2021, as borrowers have sought additional relief related to
COVID-19.
We are working with individual borrowers impacted by
COVID-19
to provide alternative forms of relief for a specified period of time. The modified loan population continues to decrease as modification terms expire and property valuations stabilize. Most of our borrowers are current on payments and we do not anticipate a significant impact from troubled debt restructurings in 2021.
As of June 30, 2021, our fixed maturity securities portfolio, which was 95% investment grade, comprised 78% of our total invested assets and cash.
Derivatives
As of June 30, 2021, $960 million notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of June 30, 2021, we posted initial margin of $65 million to our clearing agents, which represented approximately $32 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of June 30, 2021, $10.4 billion notional of our derivatives portfolio was in bilateral over-the-counter
derivative transactions pursuant to which we have posted aggregate independent amounts of $534 million and are holding collateral from counterparties in the amount of $238 million.
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
Investment results
The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2021		2020		2021 vs. 2020
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$608	4.5%	$594	0.1%	$14
Fixed maturity securities—non-taxable	3.1%	1	2.6%	1	0.5%	—
Equity securities	4.1%	2	5.3%	2	(1.2)%	—
Commercial mortgage loans	6.0%	103	4.9%	84	1.1%	19
Policy loans	7.9%	40	9.3%	49	(1.4)%	(9)
Other invested assets (1)	28.1%	112	23.3%	66	4.8%	46
Cash, cash equivalents, restricted cash and short-term investments	—%	—	0.6%	4	(0.6)%	(4)

Gross investment income before expenses and fees	5.2%	866	4.9%	800	0.3%	66
Expenses and fees	(0.1)%	(22)	(0.1)%	(21)	—%	(1)

Net investment income	5.1%	$844	4.8%	$779	0.3%	$65

Average invested assets and cash		$66,081		$65,578		$503

	Six months ended June 30,				Increase (decrease)
	2021		2020		2021 vs. 2020
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$1,207	4.6%	$1,205	(0.1)%	$2
Fixed maturity securities—non-taxable	4.7%	3	4.1%	3	0.6%	—
Equity securities	3.9%	5	5.0%	4	(1.1)%	1
Commercial mortgage loans	5.3%	181	4.9%	169	0.4%	12
Policy loans	8.9%	90	9.3%	98	(0.4)%	(8)
Other invested assets (1)	26.2%	201	20.6%	113	5.6%	88
Cash, cash equivalents, restricted cash and short-term investments	—%	—	1.0%	14	(1.0)%	(14)

Gross investment income before expenses and fees	5.1%	1,687	4.9%	1,606	0.2%	81
Expenses and fees	(0.1)%	(42)	(0.1)%	(45)	—%	3

Net investment income	5.0%	$1,645	4.8%	$1,561	0.2%	$84

Average invested assets and cash		$66,234		$65,497		$737

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
For the three months ended June 30, 2021, gross annualized weighted-average investment yields increased from higher investment income on higher average invested assets. Net investment income included higher income of $40 million from limited partnerships, $30 million from bond calls and $24 million related to inflation-driven volatility on TIPs in the current year.
For the six months ended June 30, 2021, gross annualized weighted-average investment yields increased from higher investment income on higher average invested assets. Net investment income included higher income of $73 million from limited partnerships, $28 million related to inflation-driven volatility on TIPs and $27 million from bond calls in the current year.
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Available-for-sale fixed maturity securities:
Realized gains	$5	$103	$12	$105
Realized losses	(4)	(5)	(7)	(5)

Net realized gains (losses) on available-for-sale fixed maturity securities	1	98	5	100

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(4)	(7)	(6)	(7)
Write-down of available-for-sale fixed maturity securities	—	—	(1)	—
Net realized gains (losses) on equity securities sold	(2)	—	(7)	—
Net unrealized gains (losses) on equity securities still held	6	5	(2)	(7)
Limited partnerships	65	37	102	(3)
Commercial mortgage loans	(1)	1	(2)	1
Derivative instruments	4	(36)	12	(84)
Other	1	(5)	2	(6)

Net investment gains (losses)	$70	$93	$103	$(6)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

•
We recorded net gains related to the sale of fixed maturity securities of $98 million during the three months ended June 30, 2020 driven primarily by the sale of U.S. government securities due to portfolio rebalancing and asset exposure management.

•
The three months ended June 30, 2021 included net gains of $65 million on limited partnerships primarily from favorable private equity performance in the current year. We recorded net gains on limited partnerships of $37 million during the three months ended June 30, 2020 driven largely by the recovery of equity markets in the second quarter of 2020 after the losses suffered in the first quarter of 2020 due to
COVID-19.

•
Net investment gains related to derivatives of $4 million during the three months ended June 30, 2021 were primarily associated with hedging programs that support our runoff variable annuity and indexed universal life insurance products, partially offset by losses related to derivatives used to protect statutory surplus from equity market fluctuations as well as hedging programs for our fixed indexed annuity products.

Net investment losses related to derivatives of $36 million during the three months ended June 30, 2020 were primarily associated with losses related to derivatives used to protect statutory surplus from equity market fluctuations as well as hedging programs for our fixed indexed annuity products.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

•
We recorded net gains related to the sale of fixed maturity securities of $100 million during the six months ended June 30, 2020 primarily from the sale of U.S. government securities due to portfolio rebalancing and asset exposure management.

•
We had $102 million of net gains on limited partnerships during the six months ended June 30, 2021 compared to $3 million of net losses during the six months ended June 30, 2020. The change from losses in the prior year to gains in the current year was primarily due to favorable private equity performance in the current year compared to unfavorable private equity performance in the prior year.

•
Net investment gains related to derivatives of $12 million during the six months ended June 30, 2021 were primarily associated with hedging programs that support our indexed universal life insurance and runoff variable annuity products, partially offset by losses related to derivatives used to protect statutory surplus from equity market fluctuations.

Net investment losses related to derivatives of $84 million during the six months ended June 30, 2020 were primarily associated with hedging programs that support our runoff variable annuity and fixed indexed annuity products.
Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	June 30, 2021		December 31, 2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$43,431	58%	$44,776	58%
Private	18,218	24	18,719	24
Equity securities	147	—	386	—
Commercial mortgage loans, net	6,879	9	6,743	9
Policy loans	2,083	3	1,978	3
Other invested assets	2,260	3	2,099	3
Cash, cash equivalents and restricted cash	2,214	3	2,561	3

Total cash, cash equivalents, restricted cash and invested assets	$75,232	100%	$77,262	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2021, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities
As of June 30, 2021, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,350	$1,135	$(1)	$—	$4,484
State and political subdivisions	2,876	496	(1)	—	3,371
Non-U.S. government	712	94	(4)	—	802
U.S. corporate:
Utilities	4,276	820	(5)	—	5,091
Energy	2,573	388	(9)	—	2,952
Finance and insurance	7,895	1,107	(13)	—	8,989
Consumer—non-cyclical	5,128	1,100	(4)	—	6,224
Technology and communications	3,244	515	(5)	—	3,754
Industrial	1,377	196	(1)	—	1,572
Capital goods	2,424	447	(1)	—	2,870
Consumer—cyclical	1,758	240	(4)	—	1,994
Transportation	1,156	253	—	—	1,409
Other	394	40	—	—	434

Total U.S. corporate	30,225	5,106	(42)	—	35,289

Non-U.S. corporate:
Utilities	873	73	(1)	—	945
Energy	1,189	210	—	—	1,399
Finance and insurance	2,108	298	(6)	—	2,400
Consumer—non-cyclical	659	87	(1)	—	745
Technology and communications	1,098	186	—	—	1,284
Industrial	1,003	138	(1)	—	1,140
Capital goods	574	69	(1)	—	642
Consumer—cyclical	325	29	(1)	—	353
Transportation	467	74	—	—	541
Other	1,105	193	(3)	—	1,295

Total non-U.S. corporate	9,401	1,357	(14)	—	10,744

Residential mortgage-backed (1)	1,524	167	—	—	1,691
Commercial mortgage-backed	2,538	199	(3)	—	2,734
Other asset-backed	2,485	50	(1)	—	2,534

Total available-for-sale fixed maturity securities	$53,111	$8,604	$(66)	$—	$61,649

(1)	Fair value included $7 million collateralized by Alt-A residential mortgage loans.

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
Fixed maturity securities decreased $1.8 billion compared to December 31, 2020 principally from a decrease in net unrealized gains related to an increase in interest rates in the current year.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2021		December 31, 2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Limited partnerships	$1,354	60%	$1,049	50%
Derivatives	353	16	574	28
Bank loan investments	308	14	344	16
Securities lending collateral	105	5	67	3
Short-term investments	121	5	45	2
Other investments	19	—	20	1

Total other invested assets	$2,260	100%	$2,099	100%

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

(Notional in millions)	Measurement	December 31, 2020	Additions	Maturities/ terminations	June 30, 2021
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,178	$—	$(405)	$7,773
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		8,305	—	(405)	7,900

Total derivatives designated as hedges		8,305	—	(405)	7,900

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	(4,674)	—
Equity index options	Notional	2,000	614	(803)	1,811
Financial futures	Notional	1,104	1,972	(2,116)	960
Other foreign currency contracts	Notional	1,186	22	(536)	672

Total derivatives not designated as hedges		8,964	2,608	(8,129)	3,443

Total derivatives		$17,269	$2,608	$(8,534)	$11,343

(Number of policies)	Measurement	December 31, 2020	Additions	Maturities/ terminations	June 30, 2021
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	23,713	—	(982)	22,731
Fixed index annuity embedded derivatives	Policies	12,778	—	(1,944)	10,834
Indexed universal life embedded derivatives	Policies	842	—	(22)	820
The decrease in the notional value of derivatives was primarily attributable to the termination of interest rate swaps used to protect statutory capital from interest rate fluctuations, termination of foreign currency derivatives entered into to hedge payments to AXA under the promissory note denominated in a foreign currency and the termination of interest rate swaps used to hedge interest rate fluctuations on Genworth Holdings’ junior subordinated notes.
The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Consolidated Balance Sheets
Total assets
. Total assets decreased $5,097 million from $105,747 million as of December 31, 2020 to $100,650 million as of June 30, 2021.

•
Cash, cash equivalents, restricted cash and invested assets decreased $2,030 million primarily from decreases of $1,846 million, $347 million and $239 million in fixed maturity securities, cash, cash equivalents, restricted cash and equity securities, respectively. The decrease in fixed maturity securities was predominantly related to a decrease in unrealized gains due to an increase in interest rates and from net sales in the current year. The decrease in cash, cash equivalents and restricted cash was largely related to net withdrawals from our investment contracts, the redemption of $338 million of Genworth Holdings’ senior notes that matured in February 2021, payments of $265 million to AXA primarily under a secured promissory note and the repurchase of $146 million principal amount of senior notes in the current year that are due in September 2021. These decreases to cash were partially offset by net proceeds of approximately $370 million received from the sale of Genworth Australia and by net sales of investment securities in the current year. The decrease in equity securities was largely due to sales in the current year.

•
DAC decreased $275 million principally attributable to shadow accounting adjustments associated with a decrease in unrealized gains in the current year. The shadow accounting adjustments decreased DAC by approximately $132 million, mostly in our term universal life insurance product, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to higher amortization largely driven by an increase in lapses in our term life insurance products and amortization outpacing deferrals reflecting the low sales in our long-term care insurance business. In connection with our periodic reviews of DAC for recoverability, we wrote off $38 million of DAC in our universal life insurance products in the current year due principally to lower future estimated gross profits.

•
Reinsurance recoverable decreased $153 million mainly attributable to the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company, an affiliate of our former parent, General Electric Company (“GE”). We also recorded $5 million of expected credit losses in the current year.

•
Deferred tax asset increased $146 million largely due to a decrease in unrealized gains on derivatives and investments and from a deferred tax asset of $89 million recorded on the loss on sale of Genworth Australia, partially offset by the utilization of net operating losses and foreign tax credits in the current year.

•	Separate account assets increased $121 million primarily due to favorable equity market performance in the current year.

•	Assets related to discontinued operations decreased $2,817 million due to the sale and deconsolidation of Genworth Australia in the current year.
Total liabilities
. Total liabilities decreased $4,441 million from $89,927 million as of December 31, 2020 to $85,486 million as of June 30, 2021.

•
Future policy benefits decreased $530 million primarily driven by shadow accounting adjustments associated with a decrease in unrealized gains in the current year. The shadow accounting adjustments decreased future policy benefits by approximately $683 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to reduced benefits of $431 million in the current year related to in-force
actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement in our long-term care insurance business, net outflows driven by surrenders and benefits in our single premium immediate annuity products and from the runoff of our term life insurance products, including from higher lapses in the current year. These decreases were partially offset by aging of our long-term care insurance in-force
block and higher incremental reserves of $332 million recorded in connection with an accrual for profits followed by losses in the current year.

•
Policyholder account balances decreased $1,559 million largely attributable to shadow accounting adjustments associated with a decrease in unrealized gains in the current year. The shadow accounting adjustments decreased policyholder account balances by approximately $574 million, mostly in our universal life insurance products, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also related to surrenders and benefits in our single premium deferred annuity products and from scheduled maturities of certain funding agreements in our universal life insurance and institutional products the current year.

•
Liability for policy and contract claims increased $60 million largely related to our long-term care insurance business primarily attributable to higher new claims as a result of the aging of the in-force
block and an $82 million increase to claim reserves to account for changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary. The increase was also attributable to our Enact segment primarily driven by new delinquencies mostly associated with borrower forbearance resulting from
COVID-19.
These increases were partially offset by fewer pending claims in our life insurance business and higher claim terminations in our long-term care insurance business in the current year.

•
Long-term borrowings decreased $479 million mainly attributable to the redemption of Genworth Holdings’ 7.20% senior notes due in February 2021 and the repurchase of $146 million principal amount of senior notes with a September 2021 maturity date.

•
Liabilities related to discontinued operations decreased $2,024 million predominantly from the sale and deconsolidation of Genworth Australia, which also resulted in a mandatory payment of approximately $247 million, including accrued interest, to AXA under the secured promissory note in the current year.

Total equity
. Total equity decreased $656 million from $15,820 million as of December 31, 2020 to $15,164 million as of June 30, 2021.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $427 million for the six months ended June 30, 2021.

•	Unrealized gains on investments and derivatives qualifying as hedges decreased $349 million and $208 million, respectively, primarily from an increase in interest rates in the current year.

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

Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2021	2020
Net cash from operating activities	$229	$1,299
Net cash from (used by) investing activities	541	(887)
Net cash used by financing activities	(1,213)	(1,144)

Net decrease in cash before foreign exchange effect	$(443)	$(732)

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
We had lower cash inflows from operating activities in the current year primarily from a decrease in collateral received from counterparties related to our derivative positions compared to an increase in the prior year and due to higher payments to AXA in the current year. We made payments of $265 million to AXA in the current year comprised of a $247 million mandatory payment related to our outstanding secured promissory note issued to AXA and an $18 million settlement payment associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. In the prior year, we made an interim litigation payment of $134 million to AXA.
We had cash inflows from investing activities in the current year mainly from net sales of fixed maturity securities and net proceeds from the sale of Genworth Australia, partially offset by net capital calls on limited partnerships and net purchases of short-term investments. We had cash outflows from investing activities in the prior year primarily driven by net purchases of fixed maturity securities and net capital calls on limited partnerships.
We had higher cash outflows from financing activities in the current year principally from higher net withdrawals from our investment contracts, partially offset by lower repayment and repurchase of long-term debt. Genworth Holdings redeemed $338 million principal balance of its 7.20% senior notes due in February 2021 and repurchased $146 million principal amount of its 7.625% senior notes due in September 2021 in the current year. In the prior year, Genworth Holdings early redeemed $397 million of its senior notes originally scheduled to mature in June 2020, Rivermont I early redeemed its $315 million non-recourse
funding obligations originally due in 2050 and Genworth Holdings repurchased $66 million principal amount of its senior notes with 2021 maturity dates.
We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary.

Genworth—holding company
Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have any significant operations of their own. Dividends from their respective subsidiaries, payments to them under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings or securities issuances are their principal sources of cash to meet their obligations. Insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. Our liquidity is highly dependent on the performance of Enact Holdings and its ability to pay dividends to us as anticipated. Given the performance of our U.S. life insurance subsidiaries, dividends will not be paid by these subsidiaries for the foreseeable future.
Subsequent to the second quarter of 2021, GMICO received approval from the NCDOI for a dividend of $200 million to be distributed at year-end
2021. We believe this is an important milestone as we work to restart the return of capital from Enact Holdings. This approval, coupled with Enact Holdings’ business performance and the recently published changes to the GSE capital preservation rules, provides us incremental confidence for a potential 2021 dividend. However, if our potential partial sale of Enact Holdings is not completed prior to October 2021, the GSEs will likely reconsider the PMIERs capital requirements applicable to our Enact segment which could in turn affect Enact Holdings’ ability to execute future dividends. Any future dividend is subject to market conditions, business performance, business and regulatory approvals, including the GSEs’ approval related to the potential partial sale of Enact Holdings. Future dividend payments are also subject to the mandatory prepayment provisions of the AXA secured promissory note while it remains outstanding and, if occurring following a successful partial sale of Enact Holdings, would include distributions to minority shareholders.
The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings or other obligations (including payments to AXA under a secured promissory note reported as discontinued operations), payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on Enact Holdings so it remains appropriately capitalized and reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity.
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
Genworth Holdings had $742 million and $1,078 million of cash, cash equivalents and restricted cash as of June 30, 2021 and December 31, 2020, respectively, which included $46 million of restricted cash equivalents as of December 31, 2020. Genworth Holdings also held $100 million and $25 million in U.S. government securities as of June 30, 2021 and December 31, 2020, respectively, which included $19 million and $25 million, respectively, of restricted assets. The decrease in Genworth Holdings’ cash, cash equivalents and restricted cash was principally driven by the repayment of Genworth Holdings’ 7.20% senior notes due in February 2021 for $350 million, comprised of the outstanding principal balance of $338 million and accrued interest of $12 million, and the repurchase of $146 million principal amount of its 7.625% senior notes due in September 2021. In addition, on March 3, 2021, we completed the sale of Genworth Australia and received net proceeds of approximately AUD483 million ($370 million). The sale of Genworth Australia resulted in a mandatory payment of approximately £178 million ($247 million) related to our outstanding secured promissory note issued to AXA, including accrued interest of $2 million. For additional details on the decrease in cash, cash equivalents and restricted cash, see below under “—Capital resources and financing activities.”
On March 1, 2021, Genworth Holdings entered into a guarantee agreement with Genworth Financial International Holdings, LLC (“GFIH”) whereby Genworth Holdings agreed to contribute additional capital to GFIH related to certain of its liabilities, or otherwise satisfy or discharge those liabilities. The liabilities include but are not limited to, claims and financial obligations or other liabilities of GFIH that existed immediately prior to the distribution of the net proceeds from the Genworth Australia sale. Pursuant to the agreement, Genworth Holdings paid AXA approximately €15 million ($18 million) in the second quarter of 2021 to settle amounts owed related to underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business.
In July 2021, Genworth Holdings early redeemed its 7.625% senior notes originally due in September 2021 with a cash payment of approximately $532 million, comprised of the outstanding principal balance, accrued interest and a make-whole premium.
During the six months ended June 30, 2021 and 2020, Genworth Holdings received cash dividends from its international subsidiaries of $370 million and $11 million, respectively. Dividends received in the current year include the net proceeds from the sale of Genworth Australia.
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
Our insurance subsidiaries have used cash flows from operations and investment activities to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees and dividends and distributions from their subsidiaries. The principal cash inflows from investment activities result from maturities and repayments of investments and, as necessary, sales of invested assets.
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2021, our total cash, cash equivalents, restricted cash and invested assets were $75.2 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 38% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of June 30, 2021.

As of June 30, 2021, our Enact segment was compliant with the PMIERs capital requirements. On April 16, 2021, our Enact segment obtained approximately $303 million of fully collateralized excess of loss reinsurance coverage from Triangle Re
2021-2
Ltd. on a portfolio of existing mortgage insurance policies written from September 2020 through December 2020. Credit risk transfer transactions provided an aggregate of approximately $1,406 million of PMIERs capital credit as of June 30, 2021. Our Enact segment may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
Capital resources and financing activities
Genworth Holdings paid its 7.20% senior notes with a principal balance of $338 million at maturity on February 16, 2021. Genworth Holdings’ 7.20% senior notes were fully redeemed with a cash payment of $350 million, comprised of the outstanding principal balance and accrued interest.
In March 2021, Genworth Holdings repurchased $146 million principal amount of its 7.625% senior notes due in September 2021 for a pre-tax
loss of $4 million and paid accrued interest thereon. On July 21, 2021, Genworth Holdings early redeemed the remainder of its 7.625% senior notes originally scheduled to mature in September 2021. The senior notes were fully redeemed with a cash payment of $532 million, comprised of the outstanding principal balance of $513 million, accrued interest of approximately $13 million and a make-whole premium of approximately $6 million.
As of June 30, 2021, Genworth Holdings has $823 million of unrestricted cash, cash equivalents and liquid assets. Genworth Holdings received net cash proceeds of $370 million from the sale of Genworth Australia in March 2021, of which $247 million was used to prepay a portion of the AXA promissory note, including accrued interest. In addition, as discussed above, on July 21, 2021, Genworth Holdings early redeemed the remainder of its 7.625% senior notes originally scheduled to mature in September 2021. We believe Genworth Holdings’ unrestricted cash, cash equivalents and liquid assets provide sufficient liquidity to meet our financial obligations and maintain business operations for one year from the date the financial statements are issued based on relevant conditions and events that are known and reasonably estimable, including current cash and management actions in the normal course.
Under the settlement agreement with AXA, we issued a secured promissory note that was originally due in two installment payments in 2022. On March 3, 2021, as discussed above, we repaid the first installment payment to AXA and a portion of the second installment from cash proceeds received from the Genworth Australia sale. Until the secured promissory note issued to AXA is fully repaid, certain prepayment obligations thereunder place significant constraints on our ability to repay debt (other than the September 2021 debt maturity) with the proceeds of new debt financing, equity offerings, asset sales or dividends from subsidiaries.
The remaining AXA promissory note, including expected future claims, is estimated to be $344 million and is due in September 2022. In addition, Genworth Holdings has $400 million of senior notes due in both August 2023 and February 2024. To help address these debt obligations beyond the next year and reduce our overall indebtedness, we are actively taking additional steps toward raising capital by preparing for a potential partial sale of Enact Holdings, subject to market conditions, as well as the satisfaction of various conditions and approvals.
We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Our cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. We may move below or above our targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. We continue to evaluate our target level of liquidity as circumstances warrant. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with certainty the impact to us from future disruptions in the credit markets or any further future downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company debt. The availability of additional funding, including through a potential partial sale of Enact Holdings or the issuance of debt, convertible or equity-linked securities, will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, credit ratings and the performance of and outlook for Enact Holdings and the payment of dividends therefrom. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2020 Annual Report on Form
10-K.
These risks may be exacerbated by the economic impact of
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
as amended by the SEC on March 2, 2020.
The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of June 30, 2021 and December 31, 2020, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the six months ended June 30, 2021 and for the year ended December 31, 2020.
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

The following table presents the condensed consolidating balance sheet information as of June 30, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $53,111 and allowance for credit losses of $—)	$—	$—	$61,649	$—	$61,649
Equity securities, at fair value	—	—	147	—	147
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,912	—	6,912
Less: Allowance for credit losses	—	—	(33)	—	(33)

Commercial mortgage loans, net	—	—	6,879	—	6,879
Policy loans	—	—	2,083	—	2,083
Other invested assets	—	124	2,136	—	2,260
Investments in subsidiaries	15,176	16,087	—	(31,263)	—

Total investments	15,176	16,211	72,894	(31,263)	73,018
Cash, cash equivalents and restricted cash	—	742	1,472	—	2,214
Accrued investment income	—	—	573	—	573
Deferred acquisition costs	—	—	1,212	—	1,212
Intangible assets	—	—	151	—	151
Reinsurance recoverable	—	—	16,716	—	16,716
Less: Allowance for credit losses	—	—	(50)	—	(50)

Reinsurance recoverable, net	—	—	16,666	—	16,666
Other assets	5	137	261	—	403
Intercompany notes receivable	—	75	—	(75)	—
Deferred tax assets	—	640	(429)	—	211
Separate account assets	—	—	6,202	—	6,202

Total assets	$15,181	$17,805	$99,002	$(31,338)	$100,650

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$42,165	$—	$42,165
Policyholder account balances	—	—	19,944	—	19,944
Liability for policy and contract claims	—	—	11,546	—	11,546
Unearned premiums	—	—	695	—	695
Other liabilities	(1)	112	1,553	—	1,664
Intercompany notes payable	18	1	56	(75)	—
Long-term borrowings	—	2,185	739	—	2,924
Separate account liabilities	—	—	6,202	—	6,202
Liabilities related to discontinued operations	—	342	4	—	346

Total liabilities	17	2,640	82,904	(75)	85,486

Equity:
Common stock	1	—	5	(5)	1
Additional paid-in capital	12,018	12,890	18,579	(31,469)	12,018
Accumulated other comprehensive income (loss)	3,834	3,834	3,879	(7,713)	3,834
Retained earnings	2,011	(1,559)	(6,665)	8,224	2,011
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,164	15,165	15,798	(30,963)	15,164
Noncontrolling interests	—	—	300	(300)	—

Total equity	15,164	15,165	16,098	(31,263)	15,164

Total liabilities and equity	$15,181	$17,805	$99,002	$(31,338)	$100,650

The following table presents the condensed consolidating balance sheet information as of December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $53,417 and allowance for credit losses of $4)	$—	$—	$63,495	$—	$63,495
Equity securities, at fair value	—	—	386	—	386
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,774	—	6,774
Less: Allowance for credit losses	—	—	(31)	—	(31)

Commercial mortgage loans, net	—	—	6,743	—	6,743
Policy loans	—	—	1,978	—	1,978
Other invested assets	—	67	2,032	—	2,099
Investments in subsidiaries	15,358	16,673	—	(32,031)	—

Total investments	15,358	16,740	74,634	(32,031)	74,701
Cash, cash equivalents and restricted cash	—	1,078	1,483	—	2,561
Accrued investment income	—	—	655	—	655
Deferred acquisition costs	—	—	1,487	—	1,487
Intangible assets	—	—	157	—	157
Reinsurance recoverable	—	—	16,864	—	16,864
Less: Allowance for credit losses	—	—	(45)	—	(45)

Reinsurance recoverable, net	—	—	16,819	—	16,819
Other assets	2	146	256	—	404
Intercompany notes receivable	—	19	—	(19)	—
Deferred tax assets	13	767	(715)	—	65
Separate account assets	—	—	6,081	—	6,081
Assets related to discontinued operations	—	—	2,817	—	2,817

Total assets	$15,373	$18,750	$103,674	$(32,050)	$105,747

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$42,695	$—	$42,695
Policyholder account balances	—	—	21,503	—	21,503
Liability for policy and contract claims	—	—	11,486	—	11,486
Unearned premiums	—	—	775	—	775
Other liabilities	55	156	1,403	—	1,614
Intercompany notes payable	—	—	19	(19)	—
Long-term borrowings	—	2,665	738	—	3,403
Separate account liabilities	—	—	6,081	—	6,081
Liabilities related to discontinued operations	—	581	1,789	—	2,370

Total liabilities	55	3,402	86,489	(19)	89,927

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	12,008	12,890	18,562	(31,452)	12,008
Accumulated other comprehensive income (loss)	4,425	4,426	4,499	(8,925)	4,425
Retained earnings	1,584	(1,968)	(6,681)	8,649	1,584
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,318	15,348	16,383	(31,731)	15,318
Noncontrolling interests	—	—	802	(300)	502

Total equity	15,318	15,348	17,185	(32,031)	15,820

Total liabilities and equity	$15,373	$18,750	$103,674	$(32,050)	$105,747

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,915	$—	$1,915
Net investment income	(2)	—	1,647	—	1,645
Net investment gains (losses)	—	—	103	—	103
Policy fees and other income	—	(1)	363	1	363

Total revenues	(2)	(1)	4,028	1	4,026

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,379	—	2,379
Interest credited	—	—	258	—	258
Acquisition and operating expenses, net of deferrals	17	4	558	—	579
Amortization of deferred acquisition costs and intangibles	—	—	163	—	163
Interest expense	—	68	25	1	94

Total benefits and expenses	17	72	3,383	1	3,473

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(19)	(73)	645	—	553
Provision (benefit) for income taxes	(1)	(16)	151	—	134
Equity in income of subsidiaries	445	467	—	(912)	—

Income from continuing operations	427	410	494	(912)	419
Income (loss) from discontinued operations, net of taxes	—	36	(20)	—	16

Net income	427	446	474	(912)	435
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	8	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$427	$446	$466	$(912)	$427

The following table presents the condensed consolidating income statement information for the year ended December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,836	$—	$3,836
Net investment income	(3)	5	3,228	(3)	3,227
Net investment gains (losses)	—	6	486	—	492
Policy fees and other income	—	3	730	(4)	729

Total revenues	(3)	14	8,280	(7)	8,284

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,214	—	5,214
Interest credited	—	—	549	—	549
Acquisition and operating expenses, net of deferrals	31	6	898	—	935
Amortization of deferred acquisition costs and intangibles	—	—	463	—	463
Interest expense	1	175	26	(7)	195

Total benefits and expenses	32	181	7,150	(7)	7,356

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(35)	(167)	1,130	—	928
Provision (benefit) for income taxes	(2)	(41)	273	—	230
Equity in income of subsidiaries	210	912	—	(1,122)	—

Income from continuing operations	177	786	857	(1,122)	698
Income (loss) from discontinued operations, net of taxes	1	(573)	86	—	(486)

Net income	178	213	943	(1,122)	212
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	34	—	34

Net income available to Genworth Financial, Inc.’s common stockholders	$178	$213	$909	$(1,122)	$178

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2021:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$427	$446	$474	$(912)	$435
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(355)	(356)	(381)	712	(380)
Net unrealized gains (losses) on securities with an allowance for credit losses	6	6	6	(12)	6
Derivatives qualifying as hedges	(208)	(208)	(236)	444	(208)
Foreign currency translation and other adjustments	(34)	(34)	138	68	138

Total other comprehensive income (loss)	(591)	(592)	(473)	1,212	(444)

Total comprehensive income (loss)	(164)	(146)	1	300	(9)
Less: comprehensive income attributable to noncontrolling interests	—	—	155	—	155

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(164)	$(146)	$(154)	$300	$(164)

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2020:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$178	$213	$943	$(1,122)	$212
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	764	765	765	(1,530)	764
Net unrealized gains (losses) on securities with an allowance for credit losses	(6)	(6)	(6)	12	(6)
Derivatives qualifying as hedges	209	209	241	(450)	209
Foreign currency translation and other adjustments	25	25	55	(50)	55

Total other comprehensive income (loss)	992	993	1,055	(2,018)	1,022

Total comprehensive income	1,170	1,206	1,998	(3,140)	1,234
Less: comprehensive income attributable to noncontrolling interests	—	—	64	—	64

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,170	$1,206	$1,934	$(3,140)	$1,170

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2021:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$427	$446	$474	$(912)	$435
Less (income) loss from discontinued operations, net of taxes	—	(36)	20	—	(16)
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(445)	(467)	—	912	—
Dividends from subsidiaries	—	370	(370)	—	—
Amortization of fixed maturity securities discounts and premiums	—	2	(82)	—	(80)
Net investment (gains) losses	—	—	(103)	—	(103)
Charges assessed to policyholders	—	—	(317)	—	(317)
Acquisition costs deferred	—	—	(3)	—	(3)
Amortization of deferred acquisition costs and intangibles	—	—	163	—	163
Deferred income taxes	3	148	(19)	—	132
Derivative instruments, limited partnerships and other	—	51	(240)	—	(189)
Stock-based compensation expense	25	—	—	—	25
Change in certain assets and liabilities:
Accrued investment income and other assets	(3)	10	(76)	—	(69)
Insurance reserves	—	—	507	—	507
Current tax liabilities	(6)	48	(46)	—	(4)
Other liabilities, policy and contract claims and other policy-related balances	(12)	(22)	(26)	—	(60)
Cash from (used by) operating activities—discontinued operations	—	(265)	73	—	(192)

Net cash from (used by) operating activities	(11)	285	(45)	—	229

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,220	—	2,220
Commercial mortgage loans	—	—	392	—	392
Other invested assets	—	—	107	—	107
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,306	—	1,306
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(2,868)	—	(2,868)
Commercial mortgage loans	—	—	(531)	—	(531)
Other invested assets	—	—	(240)	—	(240)
Short-term investments, net	—	(75)	(1)	—	(76)
Policy loans, net	—	—	28	—	28
Intercompany notes receivable, net	—	(56)	—	56	—
Capital contributions to subsidiaries	(2)	—	2	—	—
Proceeds from sale of business, net of cash transferred	—	—	270	—	270
Cash used by investing activities—discontinued operations	—	—	(67)	—	(67)

Net cash from (used by) investing activities	(2)	(131)	618	56	541

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	349	—	349
Withdrawals from universal life and investment contracts	—	—	(1,143)	—	(1,143)
Repayment and repurchase of long-term debt	—	(484)	—	—	(484)
Intercompany notes payable, net	18	1	37	(56)	—
Other, net	(5)	(7)	77	—	65
Cash used by financing activities—discontinued operations	—	—	—	—	—

Net cash from (used by) financing activities	13	(490)	(680)	(56)	(1,213)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1) related to discontinued operations)	—	—	1	—	1

Net change in cash, cash equivalents and restricted cash	—	(336)	(106)	—	(442)
Cash, cash equivalents and restricted cash at beginning of period	—	1,078	1,578	—	2,656

Cash, cash equivalents and restricted cash at end of period	—	742	1,472	—	2,214
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$742	$1,472	$—	$2,214

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2020:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$178	$213	$943	$(1,122)	$212
Less (income) loss from discontinued operations, net of taxes	(1)	573	(86)	—	486
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(210)	(912)	—	1,122	—
Dividends from subsidiaries	—	437	(437)	—	—
Amortization of fixed maturity securities discounts and premiums	—	6	(163)	—	(157)
Net investment (gains) losses	—	(6)	(486)	—	(492)
Charges assessed to policyholders	—	—	(646)	—	(646)
Acquisition costs deferred	—	—	(3)	—	(3)
Amortization of deferred acquisition costs and intangibles	—	—	463	—	463
Deferred income taxes	(1)	212	17	—	228
Derivative instruments, limited partnerships and other	—	(70)	(42)	—	(112)
Stock-based compensation expense	39	—	—	—	39
Change in certain assets and liabilities:
Accrued investment income and other assets	2	16	(105)	(5)	(92)
Insurance reserves	—	—	1,217	—	1,217
Current tax liabilities	(1)	41	(34)	—	6
Other liabilities, policy and contract claims and other policy-related balances	11	30	784	5	830
Cash from (used by) operating activities—discontinued operations	—	(258)	239	—	(19)

Net cash from operating activities	17	282	1,661	—	1,960

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,637	—	3,637
Commercial mortgage loans	—	—	744	—	744
Other invested assets	—	—	182	—	182
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,040	—	3,040
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(7,763)	—	(7,763)
Commercial mortgage loans	—	—	(547)	—	(547)
Other invested assets	—	—	(449)	—	(449)
Short-term investments, net	—	45	(10)	—	35
Policy loans, net	—	—	190	—	190
Intercompany notes receivable, net	(10)	(16)	200	(174)	—
Capital contributions to subsidiaries	(2)	—	2	—	—
Cash used by investing activities—discontinued operations	—	—	(222)	—	(222)

Net cash from (used by) investing activities	(12)	29	(996)	(174)	(1,153)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	862	—	862
Withdrawals from universal life and investment contracts	—	—	(2,282)	—	(2,282)
Redemption of non-recourse funding obligations	—	—	(315)	—	(315)
Proceeds from the issuance of long-term debt	—	—	738	—	738
Repayment and repurchase of long-term debt	—	(490)	—	—	(490)
Intercompany notes payable, net	—	(190)	16	174	—
Other, net	(5)	(14)	17	—	(2)
Cash used by financing activities—discontinued operations	—	—	(18)	—	(18)

Net cash used by financing activities	(5)	(694)	(982)	174	(1,507)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $18 related to discontinued operations)	—	—	15	—	15

Net change in cash, cash equivalents and restricted cash	—	(383)	(302)	—	(685)
Cash, cash equivalents and restricted cash at beginning of period	—	1,461	1,880	—	3,341

Cash, cash equivalents and restricted cash at end of period	—	1,078	1,578	—	2,656
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	95	—	95

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$1,078	$1,483	$—	$2,561

Our insurance company subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2020, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $190 million to us in 2021, and the remaining net assets are considered restricted. While the $190 million is considered unrestricted, our insurance subsidiaries may not pay dividends to us in 2021 at this level as they may need to preserve capital for regulatory purposes, including to meet required capital requirements, and may need to retain capital for future growth. As of June 30, 2021, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $15.0 billion and $15.9 billion, respectively.
In September 2020, the GSEs imposed certain restrictions with respect to capital on our Enact segment. See “Item 2—Enact segment—Trends and conditions” for additional details.
Securitization Entities
There were no
off-balance
sheet securitization transactions during the six months ended June 30, 2021 or 2020.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2021
During the three months ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2021.

Item 6. Exhibits

Number	Description

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of May 20, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 21, 2021)

10.1§	2021 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.2§	Separation Agreement and Release, dated January 25, 2021, between Genworth Financial, Inc. and Kevin Schneider (filed herewith)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2021)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Daniel J. Sheehan IV (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Daniel J. Sheehan IV (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

§	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: August 5, 2021
	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)